Form 10-K
period 2016-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2017-02-28
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the 152,616,735 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $20,130,147,347 based upon the last reported sale price of $131.90 per share on the New York Stock Exchange on June 30, 2016. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.)
As of February 22, 2017, there were 153,836,251 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 23, 2017 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2016.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2016 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which BXP conducts substantially all of our business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of December 31, 2016, BXP owned an approximate 89.5% ownership interest in BPLP. The remaining approximate 10.5% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $327.5 million, or 2.1% at December 31, 2016 and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Item 6. Selected Financial Data;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

•	Item 7. Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable;

•	Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for BXP and BPLP:
•Note 2. Summary of Significant Accounting Policies;
•Note 3. Real Estate;
•Note 7: Derivative Instruments and Hedging Activities;
•Note 11. Noncontrolling Interest;
•Note 12. Stockholders’ Equity / Partners’ Capital;
•Note 15. Earnings Per Share / Per Common Unit;
•Note 19. Selected Interim Financial Information (unaudited); and

•	Item 15. Financial Statement Schedule—Schedule III.
This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 23, 31 and 32 consents and certifications for each of BXP and BPLP.

PART I

Item 1. Business

General
BXP, a Delaware corporation organized in 1997; is a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners and developers of office properties in the United States.
Our properties are concentrated in five markets—Boston, Los Angeles, New York, San Francisco and Washington, DC. For information concerning the operations of our segments, see Note 14 to the Consolidated Financial Statements. At December 31, 2016, we owned or had interests in 174 commercial real estate properties, aggregating approximately 47.7 million net rentable square feet of primarily Class A office properties, including eight properties under construction/redevelopment totaling approximately 4.0 million net rentable square feet. As of December 31, 2016 our properties consisted of:

•	164 Office properties (including six properties under construction/redevelopment);

•	one hotel;

•	five retail properties; and

•	four residential properties (including two under construction).
We consider Class A office properties to be well-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. Our definitions of Class A office properties may be different than those used by other companies.
We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. BXP manages BPLP as its sole general partner. As of December 31, 2016, we had approximately 785 employees. Our 35 senior officers have an average of 30 years of experience in the real estate industry, including an average of nineteen years of experience with us. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 2400 Broadway, Suite 225, Santa Monica, California 90404, 599 Lexington Avenue, New York, New York 10022; Four Embarcadero Center, San Francisco, California 94111 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.
Our internet address is http://www.bostonproperties.com. On our website, you can obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BXP’s and BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. “Boston Properties” is a registered trademark, and the “bxp” logo is a trademark, of BPLP.
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. BXP is the sole general partner and, as of February 22, 2017, the owner of approximately 89.5% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards (“MYLTIP Awards”) that remain subject to performance conditions, assuming all conditions have been met for the conversion of the LTIP Units, (3) the 2012 Outperformance Awards that were issued in the form of LTIP Units and earned as of February 6, 2015 (the “2012 OPP Units”), (4) the 2013 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 4, 2016 (the “2013 MYLTIP Units”) and (5) the 2014 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 3, 2017 (the “2014 MYLTIP Units”). An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. BXP’s general and limited partnership interests in BPLP entitles BXP to share in cash distributions from, a nd in the profits and losses of, BPLP in proportion to BXP’s percentage interest and entitles BXP to vote on all matters requiring a vote of the limited partners.
Preferred units of BPLP have the rights, preferences and other privileges as are set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2016 and February 22, 2017, BPLP had one series of Preferred Units outstanding consisting of 80,000 Series B Preferred Units. The Series B Preferred Units have a liquidation preference of $2,500.00 per share (or an aggregate of approximately $193.6 million at December 31, 2016 and February 22, 2017, after deducting the underwriting discount and transaction expenses). The Series B Preferred Units were issued by BPLP on March 27, 2013 in connection with BXP’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). BXP contributed the net proceeds from the offering to BPLP in exchange for Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. BXP will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. BXP may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of BXP’s REIT status. On or after March 27, 2018, BXP may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share, plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.
Transactions During 2016
Acquisitions
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
On February 1, 2016, we completed the sale of our 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million. Net cash proceeds totaled approximately $104.9 million, resulting in a gain on sale of real estate totaling approximately $60.8 million for BXP and approximately $63.0 million for BPLP. As part of its lease signed on July 14, 2004, the tenant was granted a fixed-price option to purchase the building at the beginning of the 11th lease year, which option was exercised by the tenant on October 22, 2014. 415 Main Street is an office property with approximately 231,000 net rentable square feet.
On August 16, 2016, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia for a gross sale price of approximately $18.0 million. Net cash proceeds totaled approximately $17.9 million, resulting in a gain on sale of real estate totaling approximately $13.0 million.
On September 27, 2016, we executed a letter of intent for the sale of the remaining parcel of land at our Washingtonian North property located in Gaithersburg, Maryland. The letter of intent caused us to reevaluate our strategy for the land and, based on a shorter than expected hold period, we reduced the carrying value of the land to the estimated net sales price and recognized an impairment loss of approximately $1.8 million during the year ended December 31, 2016. On November 14, 2016, we executed an agreement for the sale of the land for a sale price of approximately $7.8 million. The sale is subject to the receipt of certain approvals and the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.
Developments/Redevelopments
As of December 31, 2016, we had eight properties under construction/redevelopment comprised of six office properties and two residential properties, which aggregate approximately 4.0 million square feet. We estimate the total investment to complete these projects, in the aggregate, is approximately $2.3 billion of which we had already invested approximately $1.2 billion as of December 31, 2016. For a detailed list of the properties under construction/redevelopment see the following “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On May 27, 2016, we completed and fully placed in-service 601 Massachusetts Avenue, a Class A office project with approximately 479,000 net rentable square feet located in Washington, DC. As of December 31, 2016, this property is 90% leased.
On May 27, 2016, we completed and fully placed in-service 804 Carnegie Center, a Class A office project with approximately 130,000 net rentable square feet located in Princeton, New Jersey. As of December 31, 2016, this property is 100% leased.
On June 24, 2016, we completed and fully placed in-service 10 CityPoint, a Class A office project with approximately 241,000 net rentable square feet located in Waltham, Massachusetts. As of December 31, 2016, this property is 93% leased.
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex, which will be called 159 East 53rd Street. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We will capitalize incremental costs during the redevelopment. We expect the building will be available for occupancy during the second quarter of 2018. As a result, during the year ended December 31, 2016, BXP and BPLP recognized approximately $50.8 million and $47.6 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. Approximately $21.4 million of those amounts was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.
On September 16, 2016, we partially placed in-service 888 Boylston Street, a Class A office project with approximately 425,000 net rentable square feet located in Boston, Massachusetts. As of December 31, 2016, this property is 84% leased.
On November 7, 2016, we entered into a 15-year lease with a tenant for approximately 476,500 net rentable square feet of Class A office space in a build-to-suit development project to be located at our 145 Broadway property at Kendall Center in Cambridge, Massachusetts. 145 Broadway currently consists of an approximately 80,000 net rentable square foot Class A office property that will be demolished and developed into an approximately 486,000 net rentable square foot Class A office property, including approximately 9,500 net rentable square feet of retail space. The commencement of the redevelopment project is subject to the receipt of the remaining necessary approvals, and we currently expect to begin the project in the second quarter of 2017 with the relocation of an existing tenant to another property within our portfolio. We expect the building will be available for occupancy during the fourth quarter of 2019. There can be no assurance that the project will commence or that the building will be available for occupancy on the anticipated schedule or at all.
On December 29, 2016, we commenced the redevelopment of 191 Spring Street, a Class A office project with approximately 160,000 net rentable square feet located in Lexington, Massachusetts. We expect the building will be available for occupancy during the fourth quarter of 2017. As of February 22, 2017, this project was approximately 50% leased.
Option and Development Agreements
On October 24, 2016, we entered into an option agreement that will allow us to ground lease, with the future right to purchase, real property adjacent to the MacArthur BART station located in Oakland, California, that could support the development of a 400-unit residential building and supporting retail space.
On December 6, 2016, we entered into a development agreement with The George Washington University to pursue the development of a Class A office property with approximately 482,000 net rentable square feet on land parcels located at 2100 Pennsylvania Avenue in Washington, DC. The development agreement provides for the execution of a 75-year ground lease for the property upon completion of the entitlement process and relocation of existing tenants anticipated to occur in 2019. We have made a deposit of $15.0 million that, upon execution of the ground lease, will be credited against ground rent under the ground lease.
Lease Terminations
On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City. The lease was scheduled to expire on February 28, 2035. In consideration for the termination of the lease, the tenant paid us approximately $45.0 million, which was recognized as termination income and is included in Base Rent in our Consolidated Statements of Operations for the year ended December 31, 2016.

Secured Debt Transactions
On April 11, 2016, we used available cash to repay the mortgage loan collateralized by our Fountain Square property located in Reston, Virginia totaling approximately $211.3 million. The mortgage loan bore interest at a fixed rate of 5.71% per annum and was scheduled to mature on October 11, 2016. There was no prepayment penalty.
On September 1, 2016, we used a portion of the net proceeds from BPLP’s August 2016 offering of senior unsecured notes (See Note 8 to the Consolidated Financial Statements) and available cash to repay the mortgage loan collateralized by our 599 Lexington Avenue property located in New York City totaling $750.0 million. The mortgage loan bore interest at a fixed rate of 5.57% per annum (5.41% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on March 1, 2017. There was no prepayment penalty. We recognized a gain from early extinguishment of debt totaling approximately $0.4 million consisting of the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss, offset by the write-off of unamortized deferred financing costs.
On September 1, 2016, we used a portion of the net proceeds from BPLP’s August 2016 offering of senior unsecured notes (See Note 8 to the Consolidated Financial Statements) and available cash to repay the mortgage loan collateralized by our Embarcadero Center Four property located in San Francisco, California totaling approximately $344.8 million. The mortgage loan bore interest at a fixed rate of 6.10% per annum (7.02% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on December 1, 2016. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs and the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss.
Unsecured Debt Transactions
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
On August 17, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 2.750% senior unsecured notes due 2026. The notes were priced at 99.271% of the principal amount to yield an effective rate, including financing fees and the impact of the settlement of certain forward-starting interest rate swap contracts (See Note 7 to the Consolidated Financial Statements), of approximately 3.495% per annum to maturity. The notes will mature on October 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $984.7 million after deducting underwriting discounts and transaction expenses.
Derivative Instruments and Hedging Activities
On February 19, 2015, BPLP commenced a planned interest rate hedging program. During the year ended December 31, 2015, BPLP entered into 17 forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. On August 17, 2016, in conjunction with BPLP’s offering of its 2.750% senior unsecured notes due 2026 (See Note 8 to the Consolidated Financial Statements), we terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $49.3 million. We recognized approximately $0.1 million of losses on interest rate contracts during the year ended December 31, 2016 related to the partial ineffectiveness of the interest rate contracts. We will reclassify into earnings, as an increase to interest expense, approximately $49.2 million (or approximately $4.9 million per year over the 10-year term of the 2.750% senior unsecured notes due 2026) of the amounts recorded in the consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts.
In addition, beginning in 2015, our 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into sixteen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Note 7 to the Consolidated Financial Statements).
Equity Transactions
During the year ended December 31, 2016, BXP acquired an aggregate of 190,857 common units of limited partnership interest, including 103,847 common units issued upon the conversion of LTIP Units, 2012 OPP Units and 2013 MYLTIP Units presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
Investments in Unconsolidated Joint Ventures
On April 11, 2016, a joint venture in which we have a 50% interest received an event of default notice from the lender for the loan collateralized by its Annapolis Junction Building One property.  Subsequently, the cash flows generated from the property have become insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and the joint venture is not prepared to fund additional cash shortfalls at this time. Consequently, the joint venture is not current on making debt service payments and remains in default. The loan has an outstanding balance of approximately $39.6 million (our share is approximately $19.8 million), is non-recourse to us, bears interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018, with one, three-year extension option, subject to certain conditions including that the loan is not in default. The lender notified the joint venture that it has elected to charge the default interest rate on the loan equal to LIBOR plus 5.75% per annum. The joint venture is currently in discussions with the lender regarding the event of default, although there can be no assurance as to the outcome of those discussions. The estimated fair value of our investment in the unconsolidated joint venture exceeds its carrying value. Annapolis Junction Building One is a Class A office property with approximately 118,000 net rentable square feet located in Annapolis, Maryland.
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
On October 1, 2016, a joint venture in which we have a 50% interest completed and fully placed in-service 1265 Main Street, a Class A office project with approximately 115,000 net rentable square feet located in Waltham, Massachusetts. The property is 100% leased. On December 8, 2016, the joint venture obtained mortgage financing totaling $40.4 million collateralized by the property. The mortgage loan bears interest at a fixed rate of 3.77% per annum and matures on January 1, 2032.
On October 20, 2016, we and our partner in the unconsolidated joint venture that owns Metropolitan Square located in Washington, DC, completed the sale of an 80% interest in the joint venture for a gross sale price of approximately $282.4 million, including the assumption by the buyer of its pro rata share of the mortgage loan collateralized by the property totaling approximately $133.4 million. In addition, the buyer agreed to assume certain unfunded leasing costs totaling approximately $14.2 million. Net proceeds to us totaled approximately $58.2 million, resulting in a gain on sale of investment totaling approximately $59.4 million. Prior to the sale, we owned a 51% interest and our partner owned a 49% interest in the joint venture. Following the sale, we continue to own a 20% interest in the joint venture with the buyer owning the remaining 80%. Metropolitan Square is an approximately 607,000 net rentable square foot Class A office property.
On November 15, 2016, a joint venture in which we have a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the loan had an outstanding balance of approximately $12.9 million and was scheduled to mature on November 17, 2016. The extended loan has a total commitment amount of approximately $15.4 million, bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on November 17, 2018. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.
On November 28, 2016, we entered into a joint venture with the partner at our North Station development to acquire the air rights for the future development of a hotel property at the site. The joint venture partner contributed an air rights parcel and improvements, with a fair value of approximately $7.4 million, for its initial 50% interest in the joint venture. We contributed improvements totaling approximately $0.7 million and will contribute cash totaling approximately $6.7 million for our initial 50% interest. On November 28, 2016, the joint venture entered into a 99-year air rights lease with a third-party hotel developer/operator. In addition, on November 28, 2016, we and our partner entered into a joint venture to acquire the air rights for the future development of a residential tower at the site, consisting of an approximately 40-story residential tower totaling approximately 320,000 rentable square feet comprised of 440 apartment units. The joint venture partner contributed an air rights parcel, with a fair value of approximately $24.2 million, for its initial 50% interest in the joint venture. We contributed cash and improvements totaling approximately $17.7 million and will contribute cash totaling approximately $6.5 million for our initial 50% interest.
On December 7, 2016, two joint ventures, in which we have a 50% interest in each, combined and extended mortgage loans totaling approximately $21.6 million and $15.1 million collateralized by Annapolis Junction Building Seven and Eight, respectively. On April 4, 2016, the mortgage loan collateralized by Annapolis Junction Building Seven had been extended from April 4, 2016 to April 4, 2017, with one, one-year extension option, subject to certain conditions, and bore interest at a variable rate equal to LIBOR plus 1.65% per annum. The mortgage loan collateralized by Annapolis Junction Building Eight bore interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on June 23, 2017, with two, one-year extension options, subject to certain conditions. The new mortgage loan has a total commitment amount of approximately $42.0 million, with an initial balance totaling approximately $36.7 million, bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on December 7, 2019, with three, one-year extension options, subject to certain conditions. Annapolis Junction Building Seven and Eight are Class A office properties with approximately 127,000 and 126,000 net rentable square feet, respectively, located in Annapolis, Maryland.
On December 19, 2016, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $250.0 million collateralized by its Dock 72 development project. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020, with two, one-year extension options, subject to certain conditions.  As of December 31, 2016, there have been no amounts drawn under the loan.  Dock 72 is a Class A office project with approximately 670,000 net rentable square feet located in Brooklyn, New York.
Stock Option and Incentive Plan
On January 25, 2016, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2016 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2016 MYLTIP has an aggregate grant fair value of approximately $17.3 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method (See Note 17 to the Consolidated Financial Statements).

Business and Growth Strategies
Business Strategies
Our primary business objective is to maximize return on investment to provide our investors with the greatest possible total return in all points of the economic cycle. Our strategies to achieve this objective are:

•
to target a few carefully selected geographic markets: Boston, Los Angeles, New York, San Francisco and Washington, DC, and to be one of the leading, if not the leading, owners, developers and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective tenants in various industries and where tenants have demonstrated a preference for high-quality office buildings and other facilities. Additionally, our markets have historically been able to recruit new talent to them and as such created job growth that results in growth in rental rates and occupancy over time. We have explored and may continue to explore for future investment select domestic and international markets that exhibit these same traits;

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

•
to opportunistically acquire assets which increase our market share in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;

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

•
to seek third-party development contracts to enable us to retain and utilize our existing development and construction management staff, especially when our internal development is less active or when new development is less-warranted due to market conditions; and

•
to enhance our capital structure through our access to a variety of sources of capital and proactively manage our debt expirations. In the current economic climate with relatively low interest rates we have and will continue to attempt to lower the cost of our debt capital and seek opportunities to lock in such low rates through early debt repayment, refinancings and interest rate hedges.

Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth and our balance sheet position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•
 our control of sites (including sites under contract or option to acquire) in our markets that could support in excess of 14.2 million additional square feet of new office, retail and residential development;

•	our reputation gained through 47 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions, including government agencies, seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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
Opportunities to execute our external growth strategy fall into three categories:

•
Development in selected submarkets. We believe the selected development of well-positioned office buildings, residential buildings and mixed-use complexes is justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 47-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•
Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We are also able to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or BXP’s common stock may facilitate this type of transaction on a tax-efficient basis. Recent Treasury Regulations, however may limit certain of the tax benefits previously available to sellers in these transactions.

•
Acquisition of underperforming assets and portfolios of assets. We believe that because of our in-depth market knowledge and development experience in each of our markets, our national reputation with brokers, financial institutions, owners of real estate and others involved in the real estate market and our access to competitively-priced capital, we are well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through our effective marketing strategies, repositioning/redevelopment expertise and a responsive property management program.

Internal Growth Strategies
We believe that opportunities will exist to increase cash flow from our existing properties through an increase in occupancy and rental rates because they are of high quality and in desirable locations within markets where, in general, the creation of new supply is limited by the lack of available sites and the difficulty of obtaining the necessary approvals for development on vacant land and financing. Additionally, our markets have diversified economies that have historically experienced job growth and increased use of office space, resulting in growth in rental rates and occupancy over time. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation and construction of tenant and capital improvements and (3) to work with new or existing tenants with space expansion or contraction needs maximizing the cash flow from our assets. We expect to continue our internal growth as a result of our ability to:

•
Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers and amenities, proximity to sources of business growth and other local factors.

The average lease term of our in-place leases, including leases signed by our unconsolidated joint ventures, was approximately 7.3 years at December 31, 2016, and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2016, leases with respect to approximately 6.0% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2017.

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

•
Replace tenants quickly at best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new tenants and achieve relatively high rental and occupancy rates as a result of our well-located, well-designed and well-maintained properties, our reputation for high-quality building services and responsiveness to tenants, and our ability to offer expansion and relocation alternatives within our submarkets.

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
We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our existing markets of Boston, Los Angeles, New York, San Francisco and Washington, DC. We have explored and may continue to explore for future investment select domestic and international markets that exhibit these same traits. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of BXP’s status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.
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

Dispositions
Our decision to dispose or partially dispose of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP, could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. Only 767 Fifth Avenue (the General Motors Building) is subject to a tax protection agreement through June 2017, which may limit our ability to dispose of it or require us to pay damages to the prior owner in the event of a taxable sale.
Financing Policies
The agreement of limited partnership of BPLP and BXP’s certificate of incorporation and bylaws do not limit the amount or percentage of indebtedness that we may incur. Further, we do not have a policy limiting the amount of indebtedness that we may incur, nor have we established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole. However, our mortgages, credit facilities and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. In addition, we evaluate the impact of incremental leverage on our debt metrics and the credit ratings of BPLP's publicly traded debt.
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
Sustainability
As one of the largest owners and developers of office properties in the United States, we actively work to promote our growth and operations in a sustainable and responsible manner across our five regions. Our sustainability strategy is broadly focused on the economic, social and environmental aspects of our activities, which include the design and construction of our new developments and the operation of our existing buildings. We are focused on creating healthy workspaces and high performance properties while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste and greenhouse gas emissions. To that end, we have publicly adopted long-term energy, emissions, water and waste goals that establish aggressive reduction targets. As a company with a core strategy of long-term ownership, we are committed to charitable giving, volunteerism and public realm investments that make a positive impact on the communities in which we conduct business. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our tenants, investors, employees and the communities in which we operate.

We have been recognized as an industry leader in sustainability. During 2016, we ranked second among US Office companies in the Global Real Estate Sustainability Benchmark (“GRESB”) assessment. BXP was among the top 5% of all participants, ranking 36th out of 733 global companies. 2016 was the fifth straight year that BXP has ranked in the top quartile of GRESB assessment participants, earning another “Green Star” recognition and a GRESB 5-star Rating. During 2014 and 2015, BXP was selected by the National Association of Real Estate Investment Trusts (“NAREIT”) as a Leader in the Light Award winner. NAREITs annual Leader in the Light Awards honor NAREIT member companies that have demonstrated superior and sustained sustainability practices.
We are committed to transparent reporting of environmental, social and governance (“ESG”) sustainability indicators. BXP publishes an annual sustainability report that is aligned with the Global Reporting Initiative (“GRI”) reporting framework. Our sustainability strategy, key performance indicators, achievements and sustainability reports are available on our website at http://www.bostonproperties.com under the heading “Sustainability.” Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
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
In addition, we currently have four residential properties (including two under construction) and may in the future decide to acquire or develop additional residential properties. As an owner, we will also face competition for prospective residents from other operators/owners whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
Our Hotel Property
We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to a lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. The hotel lease is intended to provide the economic benefits of ownership of the underlying real estate to flow to us as rental income, while our taxable REIT subsidiary earns the profit from operating the property as a hotel. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary.
Corporate Governance
BXP is currently governed by an eleven member Board of Directors. The current members of the Board of Directors of BXP are Bruce W. Duncan, Karen E. Dykstra, Carol B. Einiger, Dr. Jacob A. Frenkel, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Alan J. Patricof, Owen D. Thomas, Martin Turchin and David A. Twardock. All directors of BXP stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.
Joel I. Klein currently serves as the Lead Independent Director of BXP's Board of Directors. The Board of Directors of BXP also has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Independent Director	Audit		Compensation		Nominating and Corporate Governance
Bruce W. Duncan			X
Karen E. Dykstra	X
Carol B. Einiger			X	*
Dr. Jacob A. Frenkel					X	*
Joel I. Klein **					X
Matthew J. Lustig					X
Alan J. Patricof	X				X
Martin Turchin	X
David A. Twardock	X	*	X

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
The new rule generally does not apply to audits of taxable years beginning before January 1, 2018, and many of the details, including the means by which a partnership can avail itself of the alternative methods and the manner in which the alternative methods may apply to REITs, will be determined through Treasury Regulations. Proposed Treasury Regulations provide guidance as to how these rules apply to REITs, including clarification regarding the treatment of deficiency dividends. However, these regulations have not been finalized and the government has imposed an indefinite freeze on further regulatory action. Therefore, it is not clear at this time what effect this new legislation will have on us. However, it is possible that in the future, BXP or BPLP, or both, could be subject to, or otherwise bear the economic burden of, federal income tax, interest, and penalties resulting from a federal income tax audit as a result of the changes enacted by the Act.

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

Item 1A. Risk Factors.
Set forth below are the risks that we believe are material to our investors. We refer to the equity and debt securities of both BXP and BPLP as our “securities,” and the investors who own securities, or both, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 44.
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
We are dependent upon the economic climates of our markets—Boston, Los Angeles, New York, San Francisco and Washington, DC.
All of our revenue is derived from properties located in five markets: Boston, Los Angeles, New York, San Francisco and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space and/or a reduction in rents. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market, we focus on leasing office properties to governmental agencies and contractors, as well as legal firms. A reduction in spending by the federal government could result in reduced demand for office space and adversely affect our results of operations. In addition, in our New York market, we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.
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

•	we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;

•	we may expend funds on and devote management’s time to projects that we do not complete;

•	we may be unable to complete construction and/or leasing of a property on schedule or at all; and

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
Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic conditions. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

•
the financial condition of our tenants, many of which are media and technology, financial, legal and other professional firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, operational failures or for other reasons;

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
As of February 22, 2017, we had approximately $125 million of outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, and we may incur more indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors (See Note 7 to the Consolidated Financial Statements). While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
On February 22, 2017, our Consolidated Debt was approximately $9.9 billion (excluding unconsolidated joint venture debt).
The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars in thousands):

	February 22, 2017
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	153,836,251	153,836,251	$21,330,935	(2)
Common Operating Partnership Units	18,101,565	18,101,565	2,509,963	(3)
5.25% Series B Cumulative Redeemable Preferred Stock	80,000	—	200,000	(4)
Total Equity (A)		171,937,816	$24,040,898

Consolidated Debt (B)			$9,907,216

Consolidated Market Capitalization (A + B)			$33,948,114
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			29.18%
_______________

(1)
Values based on the closing price per share of BXP’s Common Stock on February 22, 2017 of $138.66, except for the Series B Cumulative Redeemable Preferred Stock which have been valued at the liquidation preference of $2,500.00 per share (see Note 4 below).

(2)	As of February 22, 2017, includes 65,879 shares of restricted Common Stock.

(3)
Includes 818,855 LTIP Units (including 118,067 2012 OPP Units, 85,491 2013 MYLTIP Units and 27,029 2014 MYLTIP Units), but excludes an aggregate of 1,240,578 MYLTIP Units granted between 2015 and 2017.

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

•
acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office and unfamiliarity with local governmental and permitting procedures;

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
We may acquire properties or invest in joint ventures that own properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:

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
We have underwritten, and in the future may acquire, properties, portfolios of properties or interests in real estate-related entities on a strategic or selective basis in international markets that are new to us. If we acquire properties or platforms located in these markets, we will face risks associated with a lack of market knowledge and understanding of the local economy, forging new business relationships in the area and unfamiliarity with local laws and government and permitting procedures. In addition, our international operations will be subject to the usual risks of doing business abroad such as possible revisions in tax treaties or other laws and regulations, including those governing the taxation of our international income, restrictions on the transfer of funds and uncertainty over terrorist activities. We cannot predict the likelihood that any of these developments may occur. Further, we may in the future enter into agreements with non-U.S. entities that are governed by the laws of, and are subject to dispute resolution in the courts of, another country or region. We cannot accurately predict whether such a forum would provide us with an effective and efficient means of resolving disputes that may arise.
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
Some holders of interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to BXP and its stockholders. Consequently, such holders of partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While BXP has exclusive authority under the limited partnership agreement of BPLP to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of BXP’s Board of Directors. While the Board of Directors has a policy with respect to these matters directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of BXP’s stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.
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
BPLP has also entered into agreements providing prior owners of properties with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that BPLP may otherwise desire to take to repay or refinance guaranteed indebtedness because BPLP would be required to make payments to the beneficiaries of such agreements if it violates these agreements. As of December 31, 2016, only 767 Fifth Avenue (the General Motors Building) was subject to these restrictions. The restrictions on this property will remain in place only until June 9, 2017.

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
We may invest cash balances in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):

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
As of December 31, 2016, the U.S. Government was our largest tenant by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the federal Government and bar us from entering into future leases and other contracts with the federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
Some potential losses are not covered by insurance.
We carry insurance coverage on our properties, including those under development, of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. Certain properties owned in joint ventures with third parties are insured by the third party partner with insurance coverage of types and in amounts and with deductibles we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and we can provide no assurance that it will be extended further. Currently, our property insurance program per occurrence limits are $1.0 billion for our portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP, as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2016, the program trigger was $120 million and the coinsurance was 16%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco and Los Angeles regions (excluding Salesforce Tower) with a $170 million per occurrence limit and a $170 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.
IXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco and Los Angeles properties and our NBCR Coverage. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and its insurance policy is maintained after the payout by the Federal Government. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, BPLP has issued a guarantee to cover liabilities of IXP in the amount of $20.0 million.
The mortgages on our properties typically contain requirements concerning the financial ratings of the insurers who provide policies covering the property. We provide the lenders on a regular basis with the identity of the insurance companies in our insurance programs. The ratings of some of our insurers are below the rating requirements in some of our loan agreements and the lenders for these loans could attempt to claim that an event of default has occurred under the loan. We believe we could obtain insurance with insurers which satisfy the rating requirements. Additionally, in the future, our ability to obtain debt financing secured by individual properties, or the terms of such financing, may be adversely affected if lenders generally insist on ratings for insurers or amounts of insurance which are difficult to obtain or which result in a commercially unreasonable premium. There can be no assurance that a deficiency in the financial ratings of one or more of our insurers will not have a material adverse effect on us.
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
We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including Boston, Los Angeles, New York, San Francisco and Washington, DC. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “—Some potential losses are not covered by insurance.”
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
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the Central Business Districts of Boston, Los Angeles, New York, San Francisco and Washington, DC. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
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

•	result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;

•	require significant management attention and resources to remedy any damages that result;

•	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; and

•	damage our reputation among our tenants and investors generally.
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
Members of the government have expressed an intent to pass legislation to fundamentally reform the tax code. Among other changes, the proposals have included significant changes to the taxation of business entities and the deductibility of interest expense. While there can be no assurance regarding the content of any tax legislation, whether it will ultimately be enacted, or when it will become effective, any such legislation could have a significant effect on BXP and our stockholders.
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

companies, may change the financial accounting and reporting standards or their interpretation and application of these standards that govern the preparation of our financial statements. Proposed changes include, but are not limited to, changes in revenue recognition, lease accounting and the adoption of accounting standards likely to require the increased use of “fair-value” measures.
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
If BXP or any of its subsidiaries that are REITs fails to qualify as a REIT then, unless certain relief provisions apply, it will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:

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
In addition, if BXP fails to qualify as a REIT and the relief provisions do not apply, it will no longer be required to pay dividends. As a result of all these factors, BXP’s failure to qualify as a REIT could impair our ability to raise capital and expand our business, and it would adversely affect the value of BXP’s common stock. If BXP or any of its subsidiaries that are REITs fails to qualify as a REIT but is eligible for certain relief provisions, then it may retain its status as a REIT, but may be required to pay a penalty tax, which could be substantial.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
At December 31, 2016, we owned or had interests in 174 commercial real estate properties, aggregating approximately 47.7 million net rentable square feet, including eight properties under construction/redevelopment totaling approximately 4.0 million net rentable square feet. Our properties consisted of (1) 164 office properties (including six properties under construction/redevelopment), (2) five retail properties, (3) one hotel and (4) four residential properties (including two under construction). The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2016.

Properties	Location	% Leased as of December 31, 2016 (1)	Number of Buildings	Net Rentable Square Feet
Office
767 Fifth Avenue (the General Motors Building) (60% ownership)	New York, NY	93.6%	1	1,845,092
200 Clarendon Street	Boston, MA	79.2%	1	1,746,221
399 Park Avenue	New York, NY	93.9%	1	1,713,251
601 Lexington Avenue (55% ownership) (2)	New York, NY	94.3%	1	1,436,439
100 Federal Street (55% ownership)	Boston, MA	80.8%	1	1,265,037
Times Square Tower (55% ownership)	New York, NY	98.2%	1	1,248,521
800 Boylston Street - The Prudential Center	Boston, MA	97.8%	1	1,235,885
Colorado Center (49.8% ownership) (3)(4)	Santa Monica, CA	79.1%	6	1,117,542
599 Lexington Avenue	New York, NY	96.8%	1	1,058,805
Bay Colony Corporate Center	Waltham, MA	75.6%	4	1,011,172
250 West 55th Street	New York, NY	85.2%	1	980,927
Embarcadero Center Four	San Francisco, CA	88.5%	1	938,168
111 Huntington Avenue - The Prudential Center	Boston, MA	98.6%	1	860,455
Embarcadero Center One	San Francisco, CA	97.1%	1	831,140
Atlantic Wharf Office (55% ownership)	Boston, MA	100.0%	1	793,827
Embarcadero Center Two	San Francisco, CA	95.6%	1	787,049
Embarcadero Center Three	San Francisco, CA	88.3%	1	779,578
Capital Gallery	Washington, DC	99.8%	1	631,029
South of Market	Reston, VA	97.7%	3	623,666
Metropolitan Square (20% ownership) (3)	Washington, DC	75.0%	1	607,041
Mountain View Research Park	Mountain View, CA	100.0%	15	540,433
901 New York Avenue (25% ownership) (3)	Washington, DC	96.9%	1	539,680
Reservoir Place	Waltham, MA	98.3%	1	526,985
680 Folsom Street	San Francisco, CA	98.9%	2	524,793
Fountain Square	Reston, VA	93.8%	2	518,345
601 and 651 Gateway	South San Francisco, CA	97.7%	2	506,279
101 Huntington Avenue - The Prudential Center	Boston, MA	95.8%	1	505,583
601 Massachusetts Avenue	Washington, DC	90.2%	1	478,883
2200 Pennsylvania Avenue	Washington, DC	100.0%	1	458,831
One Freedom Square	Reston, VA	95.9%	1	432,581
Two Freedom Square	Reston, VA	98.5%	1	421,757

Properties	Location	% Leased as of December 31, 2016 (1)	Number of Buildings	Net Rentable Square Feet
Market Square North (50% ownership) (3)	Washington, DC	71.4%	1	415,386
One Tower Center	East Brunswick, NJ	21.2%	1	412,797
140 Kendrick Street	Needham, MA	87.8%	3	380,987
One and Two Discovery Square	Reston, VA	100.0%	2	366,990
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	100.0%	1	355,598
One Reston Overlook	Reston, VA	100.0%	1	319,519
1333 New Hampshire Avenue	Washington, DC	100.0%	1	315,371
535 Mission Street	San Francisco, CA	100.0%	1	307,235
Waltham Weston Corporate Center	Waltham, MA	93.4%	1	301,667
Wisconsin Place Office	Chevy Chase, MD	97.6%	1	299,186
230 CityPoint	Waltham, MA	86.5%	1	298,890
540 Madison Avenue (60% ownership) (3)	New York, NY	94.6%	1	283,695
Quorum Office Park	Chelmsford, MA	90.0%	2	267,527
355 Main Street	Cambridge, MA	100.0%	1	265,342
Reston Corporate Center	Reston, VA	100.0%	2	261,046
611 Gateway	South San Francisco, CA	28.2%	1	260,337
Democracy Tower	Reston, VA	100.0%	1	259,441
New Dominion Technology Park - Building Two	Herndon, VA	100.0%	1	257,400
200 West Street	Waltham, MA	97.8%	1	256,245
1330 Connecticut Avenue	Washington, DC	98.0%	1	253,121
500 E Street, S.W.	Washington, DC	100.0%	1	251,994
10 CityPoint	Waltham, MA	92.7%	1	241,460
New Dominion Technology Park - Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (3)	Washington, DC	100.0%	1	230,860
90 Broadway	Cambridge, MA	100.0%	1	223,771
3625-3635 Peterson Way (5)	Santa Clara, CA	100.0%	1	218,366
255 Main Street	Cambridge, MA	85.1%	1	215,629
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	100.0%	1	208,892
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street	Cambridge, MA	100.0%	1	195,191
North First Business Park (5)	San Jose, CA	87.2%	5	190,636
2600 Tower Oaks Boulevard	Rockville, MD	48.1%	1	179,369
150 Broadway	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	75.7%	2	166,858
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	78.9%	1	159,468
Kingstowne Two	Alexandria, VA	74.1%	1	156,251
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	86.9%	1	151,547
Kingstowne One	Alexandria, VA	75.6%	1	151,483

Properties	Location	% Leased as of December 31, 2016 (1)	Number of Buildings	Net Rentable Square Feet
214 Carnegie Center	Princeton, NJ	67.2%	1	148,942
2440 West El Camino Real	Mountain View, CA	100.0%	1	141,392
506 Carnegie Center	Princeton, NJ	56.4%	1	140,312
Two Reston Overlook	Reston, VA	97.1%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	86.3%	1	134,381
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
Annapolis Junction Building Seven (50% ownership) (3)	Annapolis, MD	100.0%	1	127,229
Annapolis Junction Building Eight (50% ownership) (3)	Annapolis, MD	—%	1	125,685
101 Carnegie Center	Princeton, NJ	96.9%	1	125,627
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
40 Shattuck Road	Andover, MA	68.7%	1	121,542
502 Carnegie Center	Princeton, NJ	92.7%	1	121,460
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction Building Six (50% ownership) (3)	Annapolis, MD	48.9%	1	119,339
91 Hartwell Avenue	Lexington, MA	100.0%	1	119,216
Annapolis Junction Building One (50% ownership) (3)	Annapolis, MD	21.9%	1	117,599
325 Main Street	Cambridge, MA	100.0%	1	115,361
1265 Main Street (50% ownership) (3)	Waltham, MA	100.0%	1	114,969
7601 Boston Boulevard	Springfield, VA	100.0%	1	114,028
201 Spring Street	Lexington, MA	100.0%	1	106,300
7435 Boston Boulevard	Springfield, VA	83.4%	1	103,557
104 Carnegie Center	Princeton, NJ	40.3%	1	102,830
8000 Grainger Court	Springfield, VA	37.6%	1	88,775
33 Hayden Avenue	Lexington, MA	100.0%	1	80,872
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
145 Broadway (5)	Cambridge, MA	100.0%	1	79,616
7501 Boston Boulevard	Springfield, VA	100.0%	1	75,756
105 Carnegie Center	Princeton, NJ	56.3%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
250 Binney Street	Cambridge, MA	100.0%	1	67,362
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
164 Lexington Road	Billerica, MA	—%	1	64,140
195 West Street	Waltham, MA	100.0%	1	63,500
7450 Boston Boulevard	Springfield, VA	—%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
7451 Boston Boulevard	Springfield, VA	67.4%	1	45,615
7300 Boston Boulevard	Springfield, VA	—%	1	32,000
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100

Properties	Location	% Leased as of December 31, 2016 (1)		Number of Buildings	Net Rentable Square Feet
17 Hartwell Avenue	Lexington, MA	100.0%		1	30,000
453 Ravendale Drive	Mountain View, CA	65.7%		1	29,620
7375 Boston Boulevard	Springfield, VA	79.2%		1	26,865
690 Folsom Street	San Francisco, CA	100.0%		1	26,080
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500
Subtotal for Office Properties		90.0%		158	41,971,166
Retail
Prudential Center (retail shops) (6)	Boston, MA	97.4%		1	530,992
Fountain Square Retail	Reston, VA	98.8%		1	237,209
Kingstowne Retail	Alexandria, VA	100.0%		1	88,288
Star Market at the Prudential Center	Boston, MA	100.0%		1	57,235
The Point	Waltham, MA	84.7%		1	16,300
Subtotal for Retail Properties		97.9%		5	930,024
Residential Properties
The Avant at Reston Town Center (359 units)	Reston, VA	90.5%	(7)	1	355,347	(8)
The Lofts at Atlantic Wharf (86 units)	Boston, MA	91.9%	(7)	1	87,097	(9)
Subtotal for Residential Properties		90.8%		2	442,444
Hotel Property
Boston Marriott Cambridge (433 rooms)	Cambridge, MA	79.5%	(10)	1	334,260	(11)
Subtotal for Hotel Property		79.5%		1	334,260
Subtotal for In-Service Properties		90.2%		166	43,677,894
Properties Under Development/Redevelopment (12)
Office and Retail
Prudential Center Retail Expansion	Boston, MA	100%		—	15,000
888 Boylston Street	Boston, MA	84%		1	425,000
Salesforce Tower (95% ownership)	San Francisco, CA	62%		1	1,400,000
The Hub on Causeway (50% ownership) (3)	Boston, MA	33%		1	385,000
Dock 72 (50% ownership) (3)	Brooklyn, NY	33%		1	670,000
Residential
Proto at Cambridge (274 units)	Cambridge, MA	N/A		1	164,000
Signature at Reston (508 units)	Reston, VA	N/A		1	490,000
Signature at Reston - Retail		81%		—	24,600
Redevelopment
Reservoir Place North	Waltham, MA	—%		1	73,000
191 Spring Street	Lexington, MA	50.0%		1	160,000
159 East 53rd (55% ownership) (13)	New York, NY	—%		—	220,000
Subtotal for Properties Under Development/Redevelopment		50%	(14)	8	4,026,600
Total Portfolio				174	47,704,494
_______________

(1)	Represents signed leases for in-service properties which revenue recognition has commenced in accordance with generally accepted accounting principles in the United States (“GAAP”).

(2)	Approximately 13% of this complex was removed from the in-service portfolio upon commencement of construction of the planned redevelopment that commenced during the third quarter of 2016.

(3)	Property is an unconsolidated joint venture.

(4)	Excludes approximately 59,000 square feet of storage space and 8,000 square feet of remeasurement upon lease expirations.

(5)	Property is held for redevelopment.

(6)	As a result of the conversion of the food court into a retail unit, the property's rentable area increased by approximately 40,000 square feet.

(7)	Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2016.

(8)
Includes 26,179 square feet of retail space which is 100% leased as of December 31, 2016. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2016.

(9)
Includes 9,617 square feet of retail space which is 100% leased as of December 31, 2016. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2016.

(10)
Represents the weighted-average room occupancy for the year ended December 31, 2016. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2016.

(11)
Includes 4,260 square feet of retail space which is 100% leased of December 31, 2016. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2016.

(12)	Represents percentage leased as of February 22, 2017.

(13)	Formerly the low-rise portion of 601 Lexington Avenue.

(14)	Includes approximately 9,000 square feet of retail space at the Proto at Cambridge residential development, which is 0% leased.
Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Percentage leased (1)	90.2%	91.4%	91.7%	93.4%	91.4%
Average annualized revenue per square foot (2)	$62.54	$60.89	$58.97	$56.36	$55.43
_______________

(1)	Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.

(2)
Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2016, 2015, 2014, 2013 and 2012 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2016, 2015, 2014, 2013 and 2012 for the succeeding twelve month period were $1.18, $0.60, $1.05, $0.58 and $1.17, respectively.

Top 20 Tenants by Square Feet
Our 20 largest tenants by square feet as of December 31, 2016 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1.	U.S. Government	1,640,920	(1)	3.82%
2.	Biogen	772,212		1.80%
3.	Citibank	724,364	(2)	1.69%
4.	Bank of America	693,265	(3)	1.61%
5.	Wellington Management	648,752	(4)	1.51%
6.	Kirkland & Ellis	646,023	(5)	1.50%
7.	Arnold & Porter	607,242		1.41%
8.	Ropes & Gray	539,467		1.26%
9.	Shearman & Sterling	513,060	(6)	1.19%
10.	O’Melveny & Myers	500,046	(7)	1.16%
11.	Weil Gotshal Manges	393,195	(8)	0.92%
12.	Genentech	383,968		0.89%
13.	Google	381,105		0.89%
14.	Finnegan Henderson Farabow	362,405	(9)	0.84%
15.	Ann Inc. (fka Ann Taylor Corp.)	351,026	(10)	0.82%
16.	Bechtel Corporation	346,990		0.81%
17.	PTC	320,655		0.75%
18.	Microsoft	319,354		0.74%
19.	Blue Cross Blue Shield	308,210		0.72%
20.	Mass Financial Services	301,668		0.70%
__________________

(1)	Includes 157,029 and 1,980 square feet of space in properties in which we have a 50% and 20% interest, respectively.

(2)	Includes 302,896 and 2,761 square feet of space in properties in which we have a 55% and 20% interest, respectively.

(3)	Includes 625,354, 50,887 and 50 square feet of space in properties in which we have a 55%, 60% and 50% interest, respectively.

(4)	Includes 637,993 square feet of space in properties in which we have a 55% interest.

(5)	Includes 422,599 and 223,424 square feet of space in properties in which we have a 55% and 20% interest, respectively.

(6)	Includes 37,877 square feet of space in a property in which we have a 50% interest.

(7)	Includes 325,750 square feet of space in a property in which we have a 55% interest.

(8)	Includes 365,048 and 28,147 square feet of space in properties in which we have a 60% and 55% interest, respectively.

(9)	Includes 292,548 square feet of space in a property in which we have a 25% interest.

(10)	Includes 331,209 square feet of space in a property in which we have a 55% interest.
Tenant Diversification
Our tenant diversification by square feet as of December 31, 2016 were as follows:

Sector	% of In-Service Portfolio
Media & Technology	25%
Legal Services	21%
Financial Services - all other	13%
Other	12%
Other Professional Services	9%
Financial Services - commercial and investment banking	8%
Government / Public Administration	6%
Retail	6%

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2016 (5)	115,331	$5,755,938	$49.91	$5,755,938	$49.91	0.3%
2017	2,328,197	151,100,135	64.90	152,513,741	65.51	5.7%
2018	1,541,680	103,841,839	67.36	105,931,206	68.71	3.8%
2019	3,524,261	186,301,876	52.86	190,824,771	54.15	8.7%
2020	4,454,917	284,094,049	63.77	293,865,720	65.96	11.0%
2021	3,820,575	213,053,299	55.76	228,417,659	59.79	9.4%
2022	4,244,368	246,333,201	58.04	272,361,921	64.17	10.5%
2023	1,643,788	95,716,163	58.23	109,314,767	66.50	4.1%
2024	2,766,152	165,609,504	59.87	183,522,732	66.35	6.8%
2025	2,608,773	150,380,359	57.64	172,691,441	66.20	6.4%
Thereafter	11,267,301	797,434,531	70.77	1,029,945,825	91.41	27.7%
 _______________

(1)	Includes 100% of unconsolidated joint venture properties. Does not include residential units or the hotel.

(2)
Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement tenant expires.

(3)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2016 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(4)
Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2016 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(5)	Represents leases that expired on December 31, 2016.

Item 3. Legal Proceedings
We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 22, 2017, BXP had approximately 1,248 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 22, 2017, there were approximately 262 holders of record and 171,118,961 common units outstanding, 153,836,251 of which were held by BXP.
The high and low sales prices and dividends per share of BXP common stock and distributions per common unit of BPLP for the periods indicated in the table below were:

Quarter Ended	High	Low	Dividends per common share		Distributions per common unit
December 31, 2016	$135.47	$113.69	$0.75	(1)	$0.75	(1)
September 30, 2016	144.02	129.49	0.65		0.65
June 30, 2016	133.59	123.45	0.65		0.65
March 31, 2016	127.77	107.28	0.65		0.65
December 31, 2015	130.68	116.64	1.90	(2)	1.90	(2)
September 30, 2015	127.15	94.91	0.65		0.65
June 30, 2015	143.09	120.44	0.65		0.65
March 31, 2015	146.07	129.29	0.65		0.65
 _______________

(1)	On December 19, 2016, we increased our regular quarterly dividend/distribution to $0.75 per common share/unit.

(2)	Includes a special dividend/distribution of $1.25 per common share/unit.

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
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2011 through December 31, 2016, among BXP, Standard & Poor’s (“S&P”) 500 Index, NAREIT Equity REIT Total Return Index (the “Equity REIT Index”) and the NAREIT Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by NAREIT. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2011	2012	2013	2014	2015	2016
Boston Properties, Inc.	$100.00	$108.56	$107.96	$146.32	$149.44	$150.50
S&P 500 Index	$100.00	$116.00	$153.57	$174.60	$177.01	$198.18
Equity REIT Index	$100.00	$119.70	$123.12	$157.63	$162.08	$176.07
Office REIT Index	$100.00	$114.15	$120.52	$151.68	$152.11	$172.14

(b) None.
(c) None.

Boston Properties Limited Partnership
(a) None.
(b) None.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	906	(1)	$0.25	N/A	N/A
November 1, 2016 - November 30, 2016	—		—	N/A	N/A
December 1, 2016 - December 31, 2016	—		—	N/A	N/A
Total	906		$0.25	N/A	N/A
____________________

(1)
Represents LTIP Units that were repurchased in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable LTIP Unit vesting agreements, such units were repurchased by BPLP at a price of $0.25 per unit, which was the amount originally paid by such employee for such units.

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
Boston Properties, Inc.

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$2,550,820	$2,490,821	$2,396,998	$2,135,539	$1,847,186
Expenses:
Rental operating	889,768	872,252	835,290	742,956	639,088
Hotel operating	31,466	32,084	29,236	28,447	28,120
General and administrative	105,229	96,319	98,937	115,329	90,129
Transaction costs	2,387	1,259	3,140	1,744	3,653
Impairment loss	1,783	—	—	8,306	—
Depreciation and amortization	694,403	639,542	628,573	560,637	445,875
Total expenses	1,725,036	1,641,456	1,595,176	1,457,419	1,206,865
Operating income	825,784	849,365	801,822	678,120	640,321
Other income (expense):
Income from unconsolidated joint ventures	8,074	22,770	12,769	75,074	49,078
Gain on sale of investment in unconsolidated joint venture	59,370	—	—	—	—
Gains on consolidation of joint ventures	—	—	—	385,991	—
Interest and other income	7,230	6,777	8,765	8,310	10,091
Gains (losses) from investments in securities	2,273	(653)	1,038	2,911	1,389
Interest expense	(412,849)	(432,196)	(455,743)	(446,880)	(410,970)
Gains (losses) from early extinguishments of debt	(371)	(22,040)	(10,633)	122	(4,453)
Losses from interest rate contracts	(140)	—	—	—	—
Income from continuing operations	489,371	424,023	358,018	703,648	285,456
Discontinued operations	—	—	—	137,792	46,683
Income before gains on sales of real estate	489,371	424,023	358,018	841,440	332,139
Gains on sales of real estate	80,606	375,895	168,039	—	—
Net income	569,977	799,918	526,057	841,440	332,139
Net income attributable to noncontrolling interests	(57,192)	(216,812)	(82,446)	(91,629)	(42,489)
Net income attributable to Boston Properties, Inc.	512,785	583,106	443,611	749,811	289,650
Preferred dividends	(10,500)	(10,500)	(10,500)	(8,057)	—
Net income attributable to Boston Properties, Inc. common shareholders	$502,285	$572,606	$433,111	$741,754	$289,650
Basic earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$3.27	$3.73	$2.83	$4.06	$1.65
Discontinued operations	—	—	—	0.81	0.28
Net income	$3.27	$3.73	$2.83	$4.87	$1.93
Weighted average number of common shares outstanding	153,715	153,471	153,089	152,201	150,120
Diluted earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$3.26	$3.72	$2.83	$4.05	$1.64
Discontinued operations	—	—	—	0.81	0.28
Net income	$3.26	$3.72	$2.83	$4.86	$1.92
Weighted average number of common and common equivalent shares outstanding	153,977	153,844	153,308	152,521	150,711

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet information:
Real estate, gross	$20,147,263	$19,481,535	$19,236,403	$18,978,765	$14,893,328
Real estate, net	15,925,028	15,555,641	15,688,744	15,817,194	11,959,168
Cash and cash equivalents	356,914	723,718	1,763,079	2,365,137	1,041,978
Total assets (1)	18,851,643	18,351,486	19,852,195	20,135,014	15,436,051
Total indebtedness (1)	9,796,133	9,188,543	10,052,412	11,480,258	8,873,355
Noncontrolling interests	—	—	105,325	150,921	208,434
Stockholders’ equity attributable to Boston Properties, Inc.	5,786,295	5,709,435	5,697,298	5,741,153	5,097,065
Equity noncontrolling interests	2,145,629	2,177,492	2,205,638	1,302,465	537,789

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations attributable to Boston Properties, Inc. (2)	$927,747	$823,715	$807,506	$751,464	$741,419
Dividends declared per share (3)	2.70	3.85	7.10	4.85	2.30
Cash flows provided by operating activities	1,036,874	799,411	695,553	777,926	642,949
Cash flows used in investing activities	(1,329,057)	(280,226)	(665,124)	(532,640)	(1,278,032)
Cash flows provided by (used in) financing activities	(74,621)	(1,558,546)	(632,487)	1,077,873	(146,147)
Total square feet at end of year (including development projects)	47,704	46,495	45,760	44,399	44,384
In-service percentage leased at end of year	90.2%	91.4%	91.7%	93.4%	91.4%
 _______________

(1)
On January 1, 2016, we adopted ASU 2015-03 and retrospectively applied the guidance to our Mortgage Notes Payable and Unsecured Senior Notes for all periods presented (See Note 2 to the Consolidated Financial Statements). Unamortized deferred financing costs, with the exception of December 31, 2016, were previously included in Total Assets totaling approximately $37.7 million, $28.0 million, $34.5 million, $41.2 million and $39.0 million are now included in Total Indebtedness as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or “FFO,” for BXP by adjusting net income attributable to Boston Properties, Inc. common shareholders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on BXP’s balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate-related depreciation and amortization, and our share of income (loss) from unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing BXP’s operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. Amount represents BXP’s share, which was 89.70%, 89.68%, 89.81%, 89.99% and 89.48% for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively, after allocation to the noncontrolling interests.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders as presented in BXP’s Consolidated Financial Statements. FFO should not be considered as a substitute for net income attributable to Boston Properties, Inc. common shareholders (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to BXP’s financial information prepared in accordance with GAAP.
A reconciliation of FFO to net income attributable to Boston Properties, Inc. common shareholders computed in accordance with GAAP is provided under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

(3)
Includes the special dividends of $1.25 per share, $4.50 per share and $2.25 per share paid on January 28, 2016, January 28, 2015 and January 29, 2014, respectively, to shareholders of record as of the close of business on December 31, 2015, 2014 and 2013, respectively.

Boston Properties Limited Partnership

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$2,550,820	$2,490,821	$2,396,998	$2,135,539	$1,847,186
Expenses:
Rental operating	889,768	872,252	835,290	742,956	639,088
Hotel operating	31,466	32,084	29,236	28,447	28,120
General and administrative	105,229	96,319	98,937	115,329	90,129
Transaction costs	2,387	1,259	3,140	1,744	3,653
Impairment loss	1,783	—	—	4,401	—
Depreciation and amortization	682,776	631,549	620,064	552,589	437,692
Total expenses	1,713,409	1,633,463	1,586,667	1,445,466	1,198,682
Operating income	837,411	857,358	810,331	690,073	648,504
Other income (expense):
Income from unconsolidated joint ventures	8,074	22,770	12,769	75,074	49,078
Gain on sale of investment in unconsolidated joint venture	59,370	—	—	—	—
Gains on consolidation of joint ventures	—	—	—	385,991	—
Interest and other income	7,230	6,777	8,765	8,310	10,091
Gains (losses) from investments in securities	2,273	(653)	1,038	2,911	1,389
Interest expense	(412,849)	(432,196)	(455,743)	(446,880)	(410,970)
Gains (losses) from early extinguishments of debt	(371)	(22,040)	(10,633)	122	(4,453)
Losses from interest rate contracts	(140)	—	—	—	—
Income from continuing operations	500,998	432,016	366,527	715,601	293,639
Discontinued operations	—	—	—	141,365	48,251
Income before gains on sales of real estate	500,998	432,016	366,527	856,966	341,890
Gains on sales of real estate	82,775	377,093	174,686	—	—
Net income	583,773	809,109	541,213	856,966	341,890
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	2,068	(149,855)	(30,561)	(1,347)	(3,792)
Noncontrolling interest-redeemable preferred units	—	(6)	(1,023)	(6,046)	(3,497)
Net income attributable to Boston Properties Limited Partnership	585,841	659,248	509,629	849,573	334,601
Preferred distributions	(10,500)	(10,500)	(10,500)	(8,057)	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,341	$648,748	$499,129	$841,516	$334,601
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$3.36	$3.79	$2.93	$4.14	$1.70
Discontinued operations	—	—	—	0.83	0.29
Net income	$3.36	$3.79	$2.93	$4.97	$1.99
Weighted average number of common units outstanding	171,361	171,139	170,453	169,126	167,769
Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$3.35	$3.78	$2.92	$4.14	$1.70
Discontinued operations	—	—	—	0.83	0.29
Net income	$3.35	$3.78	$2.92	$4.97	$1.99
Weighted average number of common and common equivalent units outstanding	171,623	171,512	170,672	169,446	168,360

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet information:
Real estate, gross	$19,733,872	$19,061,141	$18,814,558	$18,548,441	$14,454,962
Real estate, net	15,597,508	15,214,325	15,338,237	15,451,531	11,577,979
Cash and cash equivalents	356,914	723,718	1,763,079	2,365,137	1,041,978
Total assets (1)	18,524,123	18,010,170	19,501,688	19,769,351	15,054,862
Total indebtedness (1)	9,796,133	9,188,543	10,052,412	11,480,258	8,873,355
Noncontrolling interests	2,262,040	2,286,689	2,415,371	1,915,573	2,133,458
Boston Properties Limited Partnership partners’ capital	3,811,717	3,684,522	3,639,916	4,187,171	3,330,605
Noncontrolling interests in property partnerships	1,530,647	1,574,400	1,602,467	726,132	(1,964)

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations (2)	$1,034,251	$918,543	$899,094	$839,369	$828,586
Distributions per common unit (3)	2.70	3.85	7.10	4.85	2.30
Cash flows provided by operating activities	1,036,874	799,411	695,553	777,926	642,949
Cash flows used in investing activities	(1,329,057)	(280,226)	(665,124)	(532,640)	(1,278,032)
Cash flows provided by (used in) financing activities	(74,621)	(1,558,546)	(632,487)	1,077,873	(146,147)
Total square feet at end of year (including development projects)	47,704	46,495	45,760	44,399	44,384
In-service percentage leased at end of year	90.2%	91.4%	91.7%	93.4%	91.4%
  _______________

(1)
On January 1, 2016, we adopted ASU 2015-03 and retrospectively applied the guidance to our Mortgage Notes Payable and Unsecured Senior Notes for all periods presented (See Note 2 to the Consolidated Financial Statements). Unamortized deferred financing costs, with the exception of December 31, 2016, were previously included in Total Assets totaling approximately $37.7 million, $28.0 million, $34.5 million, $41.2 million and $39.0 million are now included in Total Indebtedness as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or “FFO,” for BPLP by adjusting net income attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on BPLP’s balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate-related depreciation and amortization, and our share of income (loss) from unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing BPLP’s operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income attributable to Boston Properties Limited Partnership common unitholders as presented in BPLP’s Consolidated Financial Statements. FFO should not be considered as a substitute for net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to BPLP’s financial information prepared in accordance with GAAP.
A reconciliation of FFO to net income attributable to Boston Properties Limited Partnership common unitholders computed in accordance with GAAP is provided under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

(3)
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
Forward-Looking Statements
The Annual Reports on Form 10-K, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Such statements are contained principally, but not only, under the captions “Business—Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on beliefs and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “result,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
if there is a negative change in the economy, including, but not limited to, a reversal of current job growth trends and an increase in unemployment, it could have a negative effect on the following, among other things:

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

•
volatile or adverse global economic and political conditions, and dislocations in the credit markets could adversely affect our access to cost-effective capital and have a resulting material adverse effect on our business opportunities, results of operations and financial condition;

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
Overview
BXP is a fully integrated, self-administered and self-managed REIT and one of the largest owners, managers and developers of primarily Class A office properties in the United States. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets – Boston, Los Angeles, New York, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, current and anticipated vacancy, current and anticipated future demand for office space and general economic factors.
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
Outlook
Economic growth in the United States continues, despite decelerating in the fourth quarter of 2016 as Gross Domestic Product decreased from an annual rate of 3.5% for the third quarter of 2016 to 1.9% for the fourth quarter of 2016, according to initial estimates. Employment continues to improve gradually with approximately 156,000 jobs created in December 2016 and the unemployment rate remained stable at 4.7%. We believe employment indicators, which are driving improving office market fundamentals in our markets, combined with the relatively low interest rate environment and the prospect for fiscal stimulus, provide confidence for continued growth.

In this economic climate, we continue to focus on (1) ensuring tenant satisfaction throughout our portfolio; (2) leasing available space in our in-service and development properties, as well as focusing on future large lease expirations; (3) completing the construction of our properties under development; (4) redeveloping and repositioning several key properties to increase future revenues and asset values, despite the adverse impact on near-term revenue; (5) maintaining discipline in our underwriting of investment opportunities by (i) seeking pre-leasing commitments to begin new construction and (ii) targeting acquisition activity in non-stabilized assets near innovation centers where we see the strongest prospects for overall growth and our operational expertise can create value; and (6) maintaining our conservative balance sheet by managing our near-term debt maturities.
During the fourth quarter of 2016, we signed leases across our portfolio totaling approximately 3.0 million square feet, which is our all-time quarterly record, and commenced revenue recognition on approximately 1.1 million square feet of leases in second generation space. Of these leases in second generation space, approximately 654,000 square feet have been vacant for less than one year and provide an average increase in net rental obligation of more than 39.0%, demonstrating the strong internal growth opportunities embedded in our portfolio. The overall occupancy of our in-service properties increased from 89.6% at September 30, 2016 to 90.2% at December 31, 2016 due mainly to leasing at the recently acquired Colorado Center in Santa Monica, California, which improved to 79.1% leased as of December 31, 2016 from 65.5% at September 30, 2016.
Our investment strategy remains largely unchanged. Other than possible acquisitions of value-add assets, such as those requiring lease-up or repositioning like Colorado Center, we intend to continue to invest primarily in higher yielding new developments with significant pre-leasing commitments and redevelopment opportunities rather than lower yielding acquisitions of stabilized assets for which demand and pricing remains strong. Our current development pipeline consists of eight development/redevelopment projects representing approximately 4.0 million net rentable square feet and an estimated total investment of approximately $2.3 billion, of which approximately $1.0 billion remains to be spent. As of February 22, 2017, approximately 50% of the commercial space in these development projects is pre-leased. In addition, we have begun, or will soon begin, the repositioning of several of our properties, including 159 East 53rd Street (the former low-rise portion of 601 Lexington Avenue), the retail and plaza at 767 Fifth Avenue and 399 Park Avenue in New York City; 100 Federal Street and the Prudential Center (retail shops) in Boston, Massachusetts; 191 Spring Street in Lexington, Massachusetts; and 1330 Connecticut Avenue and Metropolitan Square in Washington, DC. These projects require significant capital expenditures and, in some cases, necessitate that space is vacated for an extended period of time.
We also have significant land holdings and opportunities to increase square footage density that we intend to move through the design and permitting processes and add selectively to our development/redevelopment pipeline, including some developments that may commence in 2017.
During the fourth quarter of 2016, we raised approximately $200 million of incremental capital from the sale of a partial interest in our Metropolitan Square joint venture and two secured financings at joint venture assets. Given the relatively low interest rates currently available to us in the debt markets, we expect to enhance our liquidity to provide sufficient capacity to fund our remaining capital requirements for existing development projects and pursue attractive additional investment opportunities. Depending on the type and timing of financing, raising capital may result in us carrying additional cash and cash equivalents pending our use of the proceeds.
The same factors that create challenges to acquiring assets present opportunities for us to continue to review our portfolio to identify properties that may no longer fit within our portfolio strategy or could attract premium pricing in the current market environment as potential sales candidates. We expect to continue to sell non-core assets in 2017, subject to market conditions.
A brief overview of each of our markets follows.
Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. Our East Cambridge properties are outperforming the overall submarket at approximately 97.9% occupancy. During the fourth quarter of 2016, we entered into a 476,500 square foot lease with a tenant for our 145 Broadway property at Kendall Center in Cambridge. 145 Broadway currently consists of an approximately 80,000 net rentable square foot Class A office property that will be demolished and redeveloped into an approximately 486,000 net rentable square foot Class A office property including approximately 9,500 net rentable square feet of retail space. The commencement of the redevelopment project is subject to the receipt of the remaining necessary approvals, and we currently expect to begin the project in the second quarter of 2017 with the relocation of an existing tenant to another property within our portfolio. We expect the building will be available for occupancy by the new tenant during the fourth quarter of 2019.  There can be no assurance that the project will commence or that the building will be available for occupancy on the anticipated schedule or at all.

Our suburban Waltham/Lexington submarket continues to strengthen due to the organic growth of our existing tenant base and other tenants in the market looking for space to accommodate their expanding workforces. In the fourth quarter of 2016, we completed approximately 300,000 square feet of leases. We commenced the redevelopment of 191 Spring Street, an approximately 160,000 square foot building, and signed a lease with a lead tenant for approximately 80,000 square feet. In addition, on October 1, 2016, a joint venture in which we have a 50% interest completed and fully placed in-service 1265 Main Street, a Class A office building with approximately 115,000 net rentable feet located in Waltham, Massachusetts. The property is 100% leased.
The Boston Central Business District (“CBD”) submarket continues to be driven by lease-expirations from traditional financial and professional services tenants and a steady flow of new technology companies moving into the CBD. During the fourth quarter of 2016, we leased approximately 480,000 square feet and our Boston CBD portfolio was 90.3% leased at December 31, 2016. Our largest vacancy exposure remains at 200 Clarendon Street where we have approximately 250,000 square feet available. Activity, particularly at the low-rise portion of the building has increased as evidenced by recently signed leases for approximately 90,000 square feet with new tenants. In addition, the leases signed in the fourth quarter of 2016 includes 64,000 square feet at the recently completed 888 Boylston Street, which brings the office building to 89% leased.
Los Angeles
Activity at our Colorado Center joint venture asset in West Los Angeles (“LA”) is robust. During the fourth quarter of 2016, we signed leases for approximately 220,000 of the 350,000 square feet of availability, and we extended leases for another approximately 190,000 square feet, driving the percentage leased from 65.5% to 87.3%, including leases that have not yet commenced, in just the first six months of our ownership. We are committed to growing our presence and portfolio in LA and expect to continue to underwrite investment opportunities in this market.
New York
Our overall expectations for the midtown Manhattan office market and the leasing activity in our portfolio have been generally consistent for the past two years. New supply continues to come into the market in the form of new deliveries and large lease expirations. As a result, tenants have increasing options and therefore we are not anticipating significant growth in office rents and are witnessing higher tenant concessions. Our New York City portfolio remains well leased at 94.2% with 7.8% rollover in 2017. In the fourth quarter of 2016, we completed approximately 551,000 square feet of leases at our properties in the New York region, including an approximately 77,000 square foot lease extension and expansion with Apple at 767 Fifth Avenue.
San Francisco
Although leasing velocity in the San Francisco CBD has moderated from the peak levels we saw in 2014 and early 2015, the CBD leasing market remains healthy and among the strongest markets in the United States. We continue to benefit from this strength as evidenced by the approximately 160,000 square feet of second generation leases executed during the fourth quarter of 2016, which have been vacant for less than one year and provide an average increase in net rental obligation of approximately 90.0%.
Our near-term leasing focus remains the lease-up of Salesforce Tower, where we are 62% leased and anticipate signing an additional 100,000 square foot with a tenant in the near term. Construction of Salesforce Tower is at its full height of 61 floors and is now the tallest building in the city. Prospective tenants may now tour the available floors and experience the breadth of vision glass, column free floors and floor heights and views. Tour activity remains strong and we expect the first tenants to occupy this building in the fourth quarter of 2017.
Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive primarily because there has been no significant increase in demand. In this environment we are pleased that during the fourth quarter of 2016 we signed leases for approximately 422,000 square feet including a 206,000 square foot, 15-year renewal with a GSA tenant.
In October 2016, we completed the sale of a portion of our 51% interest in Metropolitan Square. Following the transaction, we continue to own a 20% interest and have retained responsibility for property management and leasing. The joint venture plans to reposition this building, including updates to its lobby and common areas, which it believes will enhance the marketability and value of the building.

Our Reston Town Center properties are approximately 97.8% leased and continue to command a premium compared to the rents realized in nearby submarkets.
Leasing Statistics
The table below details the leases that commenced during the three and twelve months ended December 31, 2016:

	Three Months Ended December 31, 2016	Twelve Months Ended December 31, 2016
	Total Square Feet
Vacant space available at the beginning of the period	4,475,330	3,530,913
Property dispositions/properties taken out of service	(158,900)	(370,010)
Vacant space in properties acquired	—	511,789
Properties placed in-service	203,536	716,708
Leases expiring or terminated during the period	994,531	5,626,716
Total space available for lease	5,514,497	10,016,116
1st generation leases	205,923	848,850
2nd generation leases with new tenants	833,976	3,053,913
2nd generation lease renewals	278,323	1,917,078
Total space leased (1)	1,318,222	5,819,841
Vacant space available for lease at the end of the period	4,196,275	4,196,275

Leases executed during the period, in square feet (2)	3,028,788	6,379,539

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,112,299	4,970,991
Weighted Average Lease Term	115 Months	103 Months
Weighted Average Free Rent Period	160 Days	110 Days
Total Transaction Costs Per Square Foot (4)	$71.78	$62.04
Increase in Gross Rents (5)	25.20%	16.12%
Increase in Net Rents (6)	39.01%	24.55%
 __________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance to GAAP during the three and twelve months ended December 31, 2016.

(2)
Represents leases executed during the three and twelve months ended December 31, 2016 for which the Company either (a) commenced rental revenue recognition in such period or (b) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and twelve months ended December 31, 2016 is 400,927 and 974,283, respectively.

(3)
Second generation leases are defined as leases for space that had previously been under lease by us. Of the 1,112,299 and 4,970,991 square feet of second generation leases that commenced during the three and twelve months ended December 31, 2016, respectively, 711,372 and 4,023,100 square feet were signed in prior periods for the three and twelve months ended December 31, 2016, respectively.

(4)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 653,690 and 3,750,026 square feet of second generation leases that had been occupied within the prior 12 months for the three and twelve months ended December 31, 2016, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 653,690 and 3,750,026 square feet of second generation leases that had been occupied within the prior 12 months for the three and twelve months ended December 31, 2016, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

For descriptions of significant transactions that we completed during 2016, see “Item 1. Business—Transactions During 2016.”

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
Management reviews its long-lived assets for impairment every quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our hold strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell.
Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. The components of the property’s net income that is reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by the Board of Directors of BXP, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and we early adopted ASU 2014-08 during the first quarter of 2014. Our adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the years ended December 31, 2016, 2015 and 2014 not being reflected as Discontinued Operations in our Consolidated Statements of Operations (See Note 3 to the Consolidated Financial Statements).
Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. We expense costs that we incur to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties is follows the guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate-General.” The costs of land and buildings under development include specifically identifiable costs.
The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We begin the capitalization of costs during the pre-construction period which we define as activities that are necessary for the development of the property. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and we capitalize only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended.
Investments in Unconsolidated Joint Ventures
We consolidate variable interest entities (“VIEs”) in which we are considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have substantive participating rights. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and the right to receive the returns from the variable interest entity that could potentially be significant to the VIE. For ventures that are not VIEs, we consolidate entities for which we have significant decision making control over the ventures’ operations. Our judgment with respect to our level of influence or control of an entity involves the consideration of various factors including the form of our ownership interest, our representation in the entity’s governance, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our assessment of our influence or control over an entity affects the presentation of these investments in our consolidated financial statements. In addition to evaluating control rights, we consolidate entities in which the outside partner has no substantive kick-out rights to remove us as the managing member.
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
For the year ended December 31, 2016, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $30.2 million. For the year ended December 31, 2016, the impact of the straight-line rent adjustment increased rental revenue by approximately $31.7 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 to the Consolidated Financial Statements.
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
If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.3 years as of December 31, 2016. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
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
Our hotel revenue is derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenue is recognized as earned.
We receive management and development fees from third parties. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. We record development fees as earned depending on the risk associated with each project. We recognize development fees earned from joint venture projects equal to its cost plus profit to the extent of the third party partners’ ownership interest.
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

We follow the authoritative guidance for fair value measurements when valuing our financial instruments for disclosure purposes. BPLP determine the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of BPLP’s unsecured senior notes is categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that we use quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis if trading volumes are low. We determine the fair value of our mortgage notes payable using discounted cash flow analyses by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, we add our estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The inputs used in determining the fair value of our mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that we consider the rates used in the valuation techniques to be unobservable inputs.
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
Recent Accounting Pronouncements
For a discussion concerning new accounting pronouncements that may have an effect on our Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).
Results of Operations for the Years Ended December 31, 2016 and 2015
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $70.3 million and $73.4 million for the year ended December 31, 2016 compared to 2015, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2016 to the year ended December 31, 2015” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2016 and 2015 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$502,285	$572,606	$(70,321)	(12.28)%
Preferred dividends	10,500	10,500	—	—%
Net Income Attributable to Boston Properties, Inc.	512,785	583,106	(70,321)	(12.06)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	59,260	66,951	(7,691)	(11.49)%
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	(6)	(100.00)%
Noncontrolling interests in property partnerships	(2,068)	149,855	(151,923)	(101.38)%
Net Income	569,977	799,918	(229,941)	(28.75)%
Gains on sales of real estate	80,606	375,895	(295,289)	(78.56)%
Income Before Gains on Sales of Real Estate	489,371	424,023	65,348	15.41%
Other Expenses:
Add:
Losses from interest rate contracts	140	—	140	100.00%
Losses from early extinguishments of debt	371	22,040	(21,669)	(98.32)%
Interest expense	412,849	432,196	(19,347)	(4.48)%
Other Income:
Less:
Gains (losses) from investments in securities	2,273	(653)	2,926	448.09%
Interest and other income	7,230	6,777	453	6.68%
Gain on sale of investment in unconsolidated joint venture	59,370	—	59,370	100.00%
Income from unconsolidated joint ventures	8,074	22,770	(14,696)	(64.54)%
Operating Income	825,784	849,365	(23,581)	(2.78)%
Other Expenses:
Add:
Depreciation and amortization	694,403	639,542	54,861	8.58%
Impairment loss	1,783	—	1,783	100.00%
Transaction costs	2,387	1,259	1,128	89.59%
General and administrative expense	105,229	96,319	8,910	9.25%
Other Revenue:
Less:
Development and management services	28,284	22,554	5,730	25.41%
Net Operating Income	$1,601,302	$1,563,931	$37,371	2.39%

Boston Properties Limited Partnership

	Total Property Portfolio
	2016	2015	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$575,341	$648,748	$(73,407)	(11.32)%
Preferred distributions	10,500	10,500	—	—%
Net Income Attributable to Boston Properties Limited Partnership	585,841	659,248	(73,407)	(11.13)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	(6)	(100.00)%
Noncontrolling interests in property partnerships	(2,068)	149,855	(151,923)	(101.38)%
Net Income	583,773	809,109	(225,336)	(27.85)%
Gains on sales of real estate	82,775	377,093	(294,318)	(78.05)%
Income Before Gains on Sales of Real Estate	500,998	432,016	68,982	15.97%
Other Expenses:
Add:
Losses from interest rate contracts	140	—	140	100.00%
Losses from early extinguishments of debt	371	22,040	(21,669)	(98.32)%
Interest expense	412,849	432,196	(19,347)	(4.48)%
Other Income:
Less:
Gains (losses) from investments in securities	2,273	(653)	2,926	448.09%
Interest and other income	7,230	6,777	453	6.68%
Gain on sale of investment in unconsolidated joint venture	59,370	—	59,370	100.00%
Income from unconsolidated joint ventures	8,074	22,770	(14,696)	(64.54)%
Operating Income	837,411	857,358	(19,947)	(2.33)%
Other Expenses:
Add:
Depreciation and amortization	682,776	631,549	51,227	8.11%
Impairment loss	1,783	—	1,783	100.00%
Transaction costs	2,387	1,259	1,128	89.59%
General and administrative expense	105,229	96,319	8,910	9.25%
Other Revenue:
Less:
Development and management services	28,284	22,554	5,730	25.41%
Net Operating Income	$1,601,302	$1,563,931	$37,371	2.39%

At December 31, 2016, 2015 and 2014, we owned or had interests in a portfolio of 174, 168 and 169 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the years ended December 31, 2016, 2015 and 2014 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, impairment loss, losses from interest rate contracts, losses from early extinguishments of debt, interest expense, depreciation and amortization, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains (losses) from investments in securities, interest and other income, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures and development and management services income. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization may distort operating performance measures at the property level.
NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently. We believe that, in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders as presented in our Consolidated Financial Statements. NOI should not be considered as a substitute for net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
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
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 143 properties totaling approximately 38.4 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2015 and owned and in service through December 31, 2016. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2015 or disposed of on or prior to December 31, 2016. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2016 and 2015 with respect to the properties which were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2016	2015	Increase/ (Decrease)	% Change	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$2,309,060	$2,273,432	$35,628	1.57%	$3,929	$—	$71,763	$21,865	$15,233	$28,209	$1,675	$40,938	$2,401,660	$2,364,444	$37,216	1.57%
Termination Income	60,183	40,635	19,548	48.11%	—	—	—	—	(890)	(1,741)	—	—	59,293	38,894	20,399	52.45%
Total Rental Revenue	2,369,243	2,314,067	55,176	2.38%	3,929	—	71,763	21,865	14,343	26,468	1,675	40,938	2,460,953	2,403,338	57,615	2.40%
Real Estate Operating Expenses	852,230	832,164	20,066	2.41%	857	—	18,995	6,342	10,198	10,491	412	15,028	882,692	864,025	18,667	2.16%
Net Operating Income, excluding residential and hotel	1,517,013	1,481,903	35,110	2.37%	3,072	—	52,768	15,523	4,145	15,977	1,263	25,910	1,578,261	1,539,313	38,948	2.53%
Residential Net Operating Income (1)	10,246	9,446	800	8.47%	—	—	—	—	(623)	—	—	1,210	9,623	10,656	(1,033)	(9.69)%
Hotel Net Operating Income (1)	13,418	13,962	(544)	(3.90)%	—	—	—	—	—	—	—	—	13,418	13,962	(544)	(3.90)%
Consolidated Net Operating Income (1)	$1,540,677	$1,505,311	$35,366	2.35%	$3,072	$—	$52,768	$15,523	$3,522	$15,977	$1,263	$27,120	$1,601,302	$1,563,931	$37,371	2.39%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 56. Residential Net Operating Income for the year ended December 31, 2016 and 2015 are comprised of Residential Revenue of $16,699 and $18,883 less Residential Expenses of $7,076 and $8,227, respectively. Hotel Net Operating Income for the year ended December 31, 2016 and 2015 are comprised of Hotel Revenue of $44,884 and $46,046 less Hotel Expenses of $31,466 and $32,084, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $35.6 million for the year ended December 31, 2016 compared to 2015. The increase was primarily the result of an increase in revenue from our leases of approximately $38.4 million partially offset by decreases in other recoveries and parking and other income of approximately $1.7 million and $1.1 million, respectively. Rental revenue from our leases increased approximately $38.4 million as a result of our average revenue per square foot increasing by approximately $1.92, contributing approximately $66.0 million partially, offset by an approximately $27.6 million decrease due to a reduction in our average occupancy from 92.0% to 91.4%.
Termination Income
Termination income increased by approximately $19.5 million for the year ended December 31, 2016 compared to 2015.
Termination income for the year ended December 31, 2016 resulted from the termination of 35 tenants across the Same Property Portfolio which totaled approximately $60.2 million of which approximately $58.8 million was from our New York region. On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million. In addition, during the year ended December 31, 2016, we received a fourth interim distribution from our unsecured creditor claim again Lehman Brothers, Inc. of approximately $1.4 million, which leaves a remaining claim of approximately $28.0 million (See Note 10 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $1.5 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive. The remaining approximately $12.4 million of termination income from the New York region was primarily related to negotiated early releases with three other tenants.
Termination income for the year ended December 31, 2015 resulted from the termination of 32 tenants across the Same Property Portfolio which totaled approximately $40.6 million of which approximately $32.5 million, $6.4 million, $1.2 million and $0.5 million related to early terminations in our New York, San Francisco, Boston and Washington, DC regions, respectively. The termination income from the New York region was primarily due to distributions we received from our unsecured creditor claim against Lehman Brothers, Inc. (see below) and our negotiated early terminations of a tenant at 767 Fifth Avenue (the General Motors Building), two tenants at 601 Lexington Avenue and a tenant in Princeton, New Jersey each in order to accommodate leasing the space to other tenants. Approximately $7.0 million of our termination income for the year ended December 31, 2015 was non-cash and resulted from the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.
On March 11, 2015 and September 9, 2015, we received the second and third interim distributions from our unsecured creditor claim against Lehman Brothers, Inc. aggregating approximately $8.1 million.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $20.1 million, or 2.4%, for the year ended December 31, 2016 compared to 2015, due primarily to an increase of approximately $21.0 million, or 5.4%, in real estate taxes, which we primarily experienced in the New York CBD properties partially offset by a decrease in other real estate operating expenses of approximately $0.9 million, or 0.2%.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2015 and December 31, 2016. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $49.9 million and $12.7 million, respectively, for the year ended December 31, 2016 compared to 2015 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	$23,248	$11,962	$11,286	$6,765	$4,013	$2,752
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	1,866	963	903	377	237	140
The Point (1)	Third Quarter, 2015	Fourth Quarter, 2015	16,300	835	154	681	289	67	222
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,883	34,050	8,786	25,264	7,919	2,025	5,894
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	3,947	—	3,947	1,385	—	1,385
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	5,540	—	5,540	1,334	—	1,334
Reservoir Place North	Second Quarter, 2016	N/A	73,000	(8)	—	(8)	116	—	116
888 Boylston Street	Third Quarter, 2016	N/A	425,000	2,285	—	2,285	810	—	810
			1,697,958	$71,763	$21,865	$49,898	$18,995	$6,342	$12,653
_______________

(1)	This is a retail property.
Properties Acquired Portfolio
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot office property. The property is 100% leased to a single tenant through March 2021. Following the lease expiration, we intend to develop the site into a Class A office campus containing an aggregate of approximately 632,000 net rentable square feet. During the year ended December 31, 2016, this building had revenue and real estate operating expenses of approximately $3.9 million and $0.9 million, respectively. We did not acquire any properties during the year ended December 31, 2015.
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2015 and December 31, 2016. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased approximately $12.1 million and $0.3 million for the year ended December 31, 2016 compared to 2015, respectively.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2016	2015	Change	2016	2015	Change
			(dollars in thousands)
Reservoir Place North	May 1, 2015	73,000	$—	$661	$(661)	$—	$254	$(254)
159 East 53rd Street (1)	August 19, 2016	220,000	11,530	20,700	(9,170)	8,173	7,889	284
191 Spring Street (2)	December 29, 2016	160,000	2,813	5,107	(2,294)	2,025	2,348	(323)
		453,000	$14,343	$26,468	$(12,125)	$10,198	$10,491	$(293)
_______________

(1)
Formerly the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes approximately $(0.9) million and $(1.7) million of termination income for the years ended December 31, 2016 and 2015, respectively. In addition, real estate operating expenses for the year ended December 31, 2016 includes approximately $2.3 million of demolition costs.

(2)	Real estate operating expenses for the year ended December 31, 2016 includes approximately $0.3 million of demolition costs.

In addition, during the year ended December 31, 2016, we incurred approximately $0.6 million of demolition costs related to our Proto at Cambridge development project.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2015 and December 31, 2016. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased approximately $42.5 million and $16.6 million, respectively, for the year ended December 31, 2016 compared to 2015 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
Office
505 9th Street, N.W. (1)	September 18, 2015	Office	322,000	$—	$18,072	$(18,072)	$—	$6,334	$(6,334)
Innovation Place (2)	December 17, 2015	Office	574,000	—	2,415	(2,415)	—	2,609	(2,609)
415 Main Street	February 1, 2016	Office	231,000	1,675	20,451	(18,776)	412	6,085	(5,673)
			1,127,000	1,675	40,938	(39,263)	412	15,028	(14,616)
Residential
Residences on The Avenue (3)	March 17, 2015	Residential	323,050	—	3,230	(3,230)	—	2,020	(2,020)
			1,450,050	$1,675	$44,168	$(42,493)	$412	$17,048	$(16,636)
_______________

(1)	This property was owned by a consolidated entity in which we had a 50% interest.

(2)	This is a 26-acre site with one occupied and three vacant office buildings.

(3)	This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

For additional information on the sale of the above properties and land parcels refer to “Results of Operations—Other Income and Expense Items - Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Other Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.8 million for the year ended December 31, 2016 compared to 2015.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the years ended December 31, 2016 and 2015.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2016	2015	Percentage Change	2016	2015	Percentage Change
Average Monthly Rental Rate (1)	$4,154	$4,052	2.5%	$2,385	$2,268	5.2%
Average Rental Rate Per Occupied Square Foot	$4.61	$4.50	2.4%	$2.62	$2.46	6.5%
Average Physical Occupancy (2)	95.6%	96.4%	(0.8)%	93.6%	90.8%	3.1%
Average Economic Occupancy (3)	96.5%	97.4%	(0.9)%	93.6%	89.2%	4.9%
_______________

(1)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.5 million for the year ended December 31, 2016 compared to 2015. We expect our hotel net operating income for fiscal 2017 to be between $13 million and $15 million.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the years ended December 31, 2016 and 2015.

	2016	2015	Percentage Change
Occupancy	79.5%	80.8%	(1.6)%
Average daily rate	$271.38	$275.43	(1.5)%
REVPAR	$215.71	$222.47	(3.0)%
Development and Management Services
Development and management services income increased approximately $5.7 million for the year ended December 31, 2016 compared to 2015. Development service income increased by approximately $2.5 million and management service income increased by approximately $3.2 million. The increase in development service income is primarily due to increases in development fees from our Boston and New York unconsolidated joint ventures, as well as an increase in our San Francisco third-party development fees, partially offset by a decrease in development fees from our Washington, DC third-party developments and unconsolidated joint ventures. Management service income increased primarily due to management fees and leasing commissions. The increase in management fees was primarily due to the fees we earned from our Colorado Center joint venture, which we acquired on July 1, 2016, in Santa Monica, California. The increase in leasing commissions was related to a commission we earned on a lease that was extended at one of our third party managed buildings in New York City. We expect our development and management services income to contribute between $27 million and $33 million for 2017.
General and Administrative
General and administrative expenses increased approximately $8.9 million for the year ended December 31, 2016 compared to 2015 due primarily to an approximately $8.9 million increase in overall compensation expense. The increase in compensation expense was primarily due to the following items: (1) approximately $3.7 million related to the difference between the unrecognized expense remaining from the 2013 MYLTIP Units compared to the expense that was recognized during the year ended December 31, 2016 for the newly issued 2016 MYLTIP Units (See Note 17 to the Consolidated Financial Statements), (2) an approximately $2.9 million increase in the value of BXP’s deferred compensation plan and (3) an approximately $2.3 million increase in other compensation expenses.
Based on currently budgeted amounts, we expect general and administrative expenses to be between $110 million and $115 million for 2017, which would be greater than the $105.2 million for 2016. This estimate assumes a cost-of-living adjustment, projected increase in the value of BXP’s deferred compensation plan and the impact of the issuance of 2017 MYLTIP Units as a long-term compensation plan in February 2017. The projected increased expense associated with the long-term compensation plan is due to the difference between the unrecognized expense remaining from the 2014 MYLTIP Units compared to the expense that would be recognized during the first year of the new long-term compensation plan.
Wages directly related to the development and leasing of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets and deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the years ended December 31, 2016 and 2015 were approximately $18.3 million and $15.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased approximately $1.1 million for the year ended December 31, 2016 compared to 2015 due to the write off of approximately $1.0 million of costs related to the unsuccessful pursuit of a development opportunity in

Cambridge, Massachusetts. In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions.
Impairment Loss
On September 27, 2016, we executed a letter of intent for the sale of the remaining parcel of land at our Washingtonian North property located in Gaithersburg, Maryland. The letter of intent caused us to reevaluate our strategy for the land and, based on a shorter than expected hold period, we reduced the carrying value of the land to the estimated net sales price and recognized an impairment loss of approximately $1.8 million during the year ended December 31, 2016.
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
Boston Properties, Inc.
Depreciation and amortization increased approximately $54.9 million for the year ended December 31, 2016 compared to 2015, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2016	2015	Change
	(in thousands)
Same Property Portfolio	$615,432	$618,043	$(2,611)
Properties Placed in-Service Portfolio	16,156	5,561	10,595
Properties Acquired Portfolio	2,693	—	2,693
Properties in Development or Redevelopment Portfolio (1)	60,014	4,402	55,612
Properties Sold Portfolio	108	11,536	(11,428)
	$694,403	$639,542	$54,861
_______________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex, which will be called 159 East 53rd Street. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. As a result, during the year ended December 31, 2016, we recorded approximately $50.8 million, including $3.2 million related to the step-up of real estate assets, of accelerated depreciation expense for the portion of the complex to be demolished.

Boston Properties Limited Partnership
Depreciation and amortization increased approximately $51.2 million for the year ended December 31, 2016 compared to 2015, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2016	2015	Change
	(in thousands)
Same Property Portfolio	$607,385	$610,050	$(2,665)
Properties Placed in-Service Portfolio	16,156	5,561	10,595
Properties Acquired Portfolio	2,693	—	2,693
Properties in Development or Redevelopment Portfolio (1)	56,434	4,402	52,032
Properties Sold Portfolio	108	11,536	(11,428)
	$682,776	$631,549	$51,227

_______________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex, which will be called 159 East 53rd Street. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $47.6 million of accelerated depreciation expense for the portion of the complex to be demolished.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the year ended December 31, 2016 compared to 2015, income from unconsolidated joint ventures decreased by approximately $14.7 million due primarily to an approximately $12.4 million decrease in our share of net income from 901 New York Avenue in Washington, DC. During the year ended December 31, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the year ended December 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement. In addition, we had an approximately $4.3 million and $0.7 million decrease in our share of net income from our Annapolis Junction joint venture and Metropolitan Square joint venture, respectively. The decrease for Metropolitan Square is documented below under the heading “Gain on Sale of Investment in Unconsolidated Joint Venture.” The decrease in our share of net income from the Annapolis Junction joint venture is primarily due to an increase in interest expense related to Annapolis Junction Building One having an event of default and as of October 17, 2016 the property was being charged interest at the default interest rate. Also, Annapolis Junction Building Seven and Building Eight had construction loans and, therefore, the venture capitalized the interest and did not expense it during the development period in 2015. In addition, there was an increase in depreciation and amortization expense as a result of Annapolis Junction Building Seven and Building Eight no longer being in development for the entire year ended December 31, 2016. These decreases were partially offset by the acquisition of Colorado Center located in Santa Monica, California and the placing in-service of 1265 Main Street in Waltham, Massachusetts (Refer to Note 5 to the Consolidated Financial Statements).
Gain on Sale of Investment in Unconsolidated Joint Venture
On October 20, 2016, we and our partner in the unconsolidated joint venture that owns Metropolitan Square located in Washington, DC, completed the sale of an 80% interest in the joint venture for a gross sale price of approximately $282.4 million, including the assumption by the buyer of its pro rata share of the mortgage loan collateralized by the property totaling approximately $133.4 million. In addition, the buyer agreed to assume certain unfunded leasing costs totaling approximately $14.2 million. Net proceeds to us totaled approximately $58.2 million, resulting in a gain on sale of investment totaling approximately $59.4 million. Prior to the sale, we owned a 51% interest and our partner owned a 49% interest in the joint venture. Following the sale, we continue to own a 20% interest in the joint venture with the buyer owning the remaining 80%. Metropolitan Square is an approximately 607,000 net rentable square foot Class A office property.
Interest and Other Income
Interest and other income increased approximately $0.5 million for the year ended December 31, 2016 compared to 2015 due primarily to a purchase rebate program in which we participated.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the years ended December 31, 2016 and 2015 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for officers of BXP. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to officers of BXP under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the years ended December 31, 2016 and 2015, we recognized gains (losses) of approximately $2.3 million and $(0.7) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $2.3 million and $(0.6) million during the years ended December 31, 2016 and 2015, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.

Interest Expense
Interest expense decreased approximately $19.3 million for the year ended December 31, 2016 compared to 2015 as detailed below.

Component	Change in interest expense for the year ended December 31, 2016 compared to December 31, 2015
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	$34,800
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	10,442
Increase in interest expense for the Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building) (1)	3,529
Other interest expense (excluding senior notes)	96
Increase in the fair value interest adjustment for 767 Fifth Avenue (the General Motors Building)	1,136
Total increases to interest expense	50,003
Decreases to interest expense due to:
Defeasance of the mortgage loan collateralized by 100 & 200 Clarendon Street on December 15, 2015	(31,457)
Repayment of mortgage financings (2)	(27,936)
Increase in capitalized interest (3)	(5,023)
Sale of 505 9th Street, N.W. on September 18, 2015	(4,934)
Total decreases to interest expense	(69,350)
Total change in interest expense	$(19,347)
_______________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $34.3 million and $30.8 million for the year ended December 31, 2016 and 2015, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(2)	Includes the repayment of Kingstowne Two and Kingstowne Retail, Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is not included in our operating results. These costs are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As properties are placed in-service, we cease capitalizing interest and interest is then expensed. Interest capitalized for the years ended December 31, 2016 and 2015 were approximately $39.2 million and $34.2 million, respectively. These costs are not included in the interest expense referenced above.
We estimate interest expense will be approximately $378 million to $391 million for 2017. This amount is net of approximately $50 million to $60 million of capitalized interest. These estimates assume that we complete the refinancing of the $1.6 billion of mortgage/mezzanine loans secured by direct and indirect interests in 767 Fifth Avenue (the General Motors Building) in New York City at market rates as well as BPLP utilizing its Unsecured Line of Credit to fund incremental development costs. Although, during the upcoming year, we expect to be active in the debt markets, this activity has not been included in the above guidance and therefore our guidance could be altered by these activities. If we elect to increase our indebtedness, then our interest expense will increase. In addition, if we refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, realize the acceleration of amortized costs, and our actual interest expense may differ materially from the estimates above.

At December 31, 2016, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at December 31, 2016. For a summary of our consolidated debt as of December 31, 2016 and December 31, 2015 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Losses from Early Extinguishments of Debt
On September 1, 2016, we used a portion of the net proceeds from BPLP’s August 2016 offering of senior unsecured notes (See Note 8 to the Consolidated Financial Statements) and available cash to repay the mortgage loan collateralized by our 599 Lexington Avenue property located in New York City totaling $750.0 million. The mortgage loan bore interest at a fixed rate of 5.57% per annum (5.41% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on March 1, 2017. There was no prepayment penalty. We recognized a gain from early extinguishment of debt totaling approximately $0.4 million consisting of the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss, offset by the write-off of unamortized deferred financing costs.
On September 1, 2016, we used a portion of the net proceeds from BPLP’s August 2016 offering of senior unsecured notes (See Note 8 to the Consolidated Financial Statements) and available cash to repay the mortgage loan collateralized by our Embarcadero Center Four property located in San Francisco, California totaling approximately $344.8 million. The mortgage loan bore interest at a fixed rate of 6.10% per annum (7.02% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on December 1, 2016. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs and the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss.
On December 15, 2015, we legally defeased the mortgage loan collateralized by our 100 & 200 Clarendon Street properties located in Boston, Massachusetts. The mortgage loan had an outstanding principal balance of $640.5 million, bore interest at a fixed rate of 5.68% per annum and was scheduled to mature on January 6, 2017. The cash outlay required for the defeasance in the net amount of approximately $667.3 million was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through, and the repayment of the loan on, October 6, 2016, which is the date on which we could repay the loan at par. In connection with the defeasance, the mortgage and other liens on the property were extinguished and all existing collateral, including various guarantees, were released. As a result of the defeasance, we recognized a loss from early extinguishment of debt of approximately $22.0 million, consisting of approximately $26.8 million, which is the difference between the purchase price for the U.S. government securities acquired for the defeasance and the outstanding principal balance of the mortgage loan, and approximately $1.4 million of unamortized deferred financing costs, offset by approximately $4.8 million from the acceleration of the remaining balance of the historical fair value debt adjustment and approximately $1.4 million of accrued interest expense through the effective date of the defeasance.
Losses from Interest Rate Contracts
On August 17, 2016, in conjunction with BPLP’s offering of senior unsecured notes, we terminated forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. We cash-settled the contracts and made cash payments to the counterparties aggregating approximately $49.3 million. We recognized approximately $0.1 million of losses on interest rate contracts during the year ended December 31, 2016 related to the partial ineffectiveness of the interest rate contracts. We will reclassify into earnings, as an increase to interest expense, approximately $49.2 million (or approximately $4.9 million per year over the 10-year term of the 2.750% senior unsecured notes due 2026) of the amounts recorded on our consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts.
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

Boston Properties, Inc.
Gains on sales of real estate decreased approximately $295.3 million for the year ended December 31, 2016 compared to 2015, respectively, as detailed below.

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$60.8
Broad Run Business Park	August 16, 2016	Land	N/A	18.0	17.9	13.0
				$123.4	$122.8	$73.8	(1)
2015
Washingtonian North	February 19, 2015	Land	N/A	$8.7	$8.4	$3.5
Residences on The Avenue (2)	March 17, 2015	Residential	323,050	196.0	192.5	91.4
505 9th Street (3)	September 15, 2015	Office	322,000	318.0	194.6	199.5
Washingtonian North	October 1, 2015	Land	N/A	13.3	13.8	2.0
Innovation Place (4)	December 17, 2015	Office	574,000	207.0	199.3	79.1
				$743.0	$608.6	$375.5	(5)
_______________

(1)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the year ended December 31, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

(2)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds. As of December 31, 2016, we have a remaining obligation of approximately $2.8 million. This amount has been recorded as a reduction to the gain on sale. This property is subject to a ground lease that expires on February 1, 2068.

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

(5)
Excludes approximately $0.4 million of gain on sale of real estate recognized during the three months ended December 31, 2015 related to previously deferred gain amounts from a 2014 sale of real estate.

Boston Properties Limited Partnership
Gains on sales of real estate decreased approximately $294.3 million for the year ended December 31, 2016 compared to 2015, respectively, as detailed below.

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$63.0
Broad Run Business Park	August 16, 2016	Land	N/A	18.0	17.9	13.0
				$123.4	$122.8	$76.0	(1)
2015
Washingtonian North	February 19, 2015	Land	N/A	$8.7	$8.4	$3.5
Residences on The Avenue (2)	March 17, 2015	Residential	323,050	196.0	192.5	91.4
505 9th Street (3)	September 15, 2015	Office	322,000	318.0	194.6	199.7
Washingtonian North	October 1, 2015	Land	N/A	13.3	13.8	2.0
Innovation Place (4)	December 17, 2015	Office	574,000	207.0	199.3	80.1
				$743.0	$608.6	$376.7	(5)
_______________

(1)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the year ended December 31, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

(2)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds. As of December 31, 2016, we have a remaining obligation of approximately $2.8 million. This amount has been recorded as a reduction to the gain on sale. This property is subject to a ground lease that expires on February 1, 2068.

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

(5)
Excludes approximately $0.4 million of gain on sale of real estate recognized during the three months ended December 31, 2015 related to previously deferred gain amounts from a 2014 sale of real estate.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships decreased by approximately $151.9 million for the year ended December 31, 2016 compared to 2015 as detailed below.

Property	Partners’ Noncontrolling Interest for the year ended December 31,
	2016	2015	Change
	(in thousands)
505 9th Street (1)	$—	$103,507	$(103,507)
Fountain Square (2)	—	5,121	(5,121)
Salesforce Tower	(34)	—	(34)
767 Fifth Avenue (the General Motors Building) (3)	(26,777)	(20,784)	(5,993)
Times Square Tower	26,777	26,858	(81)
601 Lexington Avenue (4)	(12,462)	21,763	(34,225)
100 Federal Street	1,119	3,986	(2,867)
Atlantic Wharf Office Building	9,309	9,404	(95)
	$(2,068)	$149,855	$(151,923)

_______________

(1)	On September 18, 2015, we sold this property and approximately $101.1 million of the gain was allocated to the outside partners (See Note 11 to the Consolidated Financial Statements).

(2)	On September 15, 2015, we acquired our partners’ nominal 50% interest (See Note 11 to the Consolidated Financial Statements).

(3)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $34.3 million and $30.8 million for the year ended December 31, 2016 and 2015, respectively.

(4)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns this property commenced the redevelopment of the six-story, low-rise office and retail building component of the complex, which will be called 159 East 53rd Street. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We will capitalize incremental costs during the redevelopment. BXP and BPLP recognized approximately $50.8 million and $47.6 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. Approximately $21.4 million of those amounts was allocated to the outside partners.

Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $7.7 million for the year ended December 31, 2016 compared to 2015 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2015, partially offset by an increase in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Years Ended December 31, 2015 and 2014
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $139.5 million and $149.6 million for the years ended December 31, 2015 compared to 2014, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2015 to the year ended December 31, 2014” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2015 and 2014 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2015	2014	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$572,606	$433,111	$139,495	32.21%
Preferred dividends	10,500	10,500	—	—%
Net Income Attributable to Boston Properties, Inc.	583,106	443,611	139,495	31.45%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	66,951	50,862	16,089	31.63%
Noncontrolling interest—redeemable preferred units of the Operating Partnership	6	1,023	(1,017)	(99.41)%
Noncontrolling interests in property partnerships	149,855	30,561	119,294	390.35%
Net Income	799,918	526,057	273,861	52.06%
Gains on sales of real estate	375,895	168,039	207,856	123.70%
Income Before Gains on Sales of Real Estate	424,023	358,018	66,005	18.44%
Other Expenses:
Add:
Losses from early extinguishments of debt	22,040	10,633	11,407	107.28%
Interest expense	432,196	455,743	(23,547)	(5.17)%
Other Income:
Less:
Gains (losses) from investments in securities	(653)	1,038	(1,691)	(162.91)%
Interest and other income	6,777	8,765	(1,988)	(22.68)%
Income from unconsolidated joint ventures	22,770	12,769	10,001	78.32%
Operating Income	849,365	801,822	47,543	5.93%
Other Expenses:
Add:
Depreciation and amortization	639,542	628,573	10,969	1.75%
Transaction costs	1,259	3,140	(1,881)	(59.90)%
General and administrative expense	96,319	98,937	(2,618)	(2.65)%
Other Revenue:
Less:
Development and management services	22,554	25,316	(2,762)	(10.91)%
Net Operating Income	$1,563,931	$1,507,156	$56,775	3.77%

Boston Properties Limited Partnership

	Total Property Portfolio
	2015	2014	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$648,748	$499,129	$149,619	29.98%
Preferred distributions	10,500	10,500	—	—%
Net Income Attributable to Boston Properties Limited Partnership	659,248	509,629	149,619	29.36%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—redeemable preferred units of the Operating Partnership	6	1,023	(1,017)	(99.41)%
Noncontrolling interests in property partnerships	149,855	30,561	119,294	390.35%
Net Income	809,109	541,213	267,896	49.50%
Gains on sales of real estate	377,093	174,686	202,407	115.87%
Income Before Gains on Sales of Real Estate	432,016	366,527	65,489	17.87%
Other Expenses:
Add:
Losses from early extinguishments of debt	22,040	10,633	11,407	107.28%
Interest expense	432,196	455,743	(23,547)	(5.17)%
Other Income:
Less:
Gains (losses) from investments in securities	(653)	1,038	(1,691)	(162.91)%
Interest and other income	6,777	8,765	(1,988)	(22.68)%
Income from unconsolidated joint ventures	22,770	12,769	10,001	78.32%
Operating Income	857,358	810,331	47,027	5.80%
Other Expenses:
Add:
Depreciation and amortization	631,549	620,064	11,485	1.85%
Transaction costs	1,259	3,140	(1,881)	(59.90)%
General and administrative expense	96,319	98,937	(2,618)	(2.65)%
Other Revenue:
Less:
Development and management services	22,554	25,316	(2,762)	(10.91)%
Net Operating Income	$1,563,931	$1,507,156	$56,775	3.77%

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 141 properties totaling approximately 37.1 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2014 and owned and in service through December 31, 2015. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2014 or disposed of on or prior to December 31, 2015. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2015 and 2014 with respect to the properties which were placed in-service, acquired, in development or redevelopment or sold. For the years ended December 31, 2015 and 2014, we did not have any properties that were acquired.

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
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 56. Residential Net Operating Income for the years ended December 31, 2015 and 2014 are comprised of Residential Revenue of $18,883 and $26,193 less Residential Expenses of $8,227 and $15,922, respectively. Hotel Net Operating Income for the years ended December 31, 2015 and 2014 are comprised of Hotel Revenue of $46,046 and $43,385 less Hotel Expenses of $32,084 and $29,236, respectively, per the Consolidated Statements of Operations.

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
Termination income for the year ended December 31, 2015 resulted from the termination of 36 tenants across the Same Property Portfolio which totaled approximately $38.9 million of which approximately $30.8 million, $6.4 million, $1.2 million and $0.5 million related to early terminations in our New York, San Francisco, Boston and Washington, DC regions, respectively. The termination income from the New York region was primarily due to distributions we received from our unsecured creditor claim against Lehman Brothers, Inc. (see below) and our negotiated early terminations of a tenant at 767 Fifth Avenue (the General Motors Building), two tenants at 601 Lexington Avenue and a tenant in Princeton, New Jersey each in order to accommodate leasing the space to other tenants. Approximately $6.9 million of our termination income for the year December 31, 2015 was non-cash and resulted from the acceleration of “above-” and “below-market” lease revenue and straight-line rent adjustments.
On March 11, 2015 and September 9, 2015 we received the second and third interim distributions from our unsecured creditor claim against Lehman Brothers, Inc. aggregating approximately $8.1 million.
Termination income for the year ended December 31, 2014 resulted from the termination of 29 tenants across the Same Property Portfolio which totaled approximately $11.2 million of which approximately $7.7 million related to an initial distribution we received from our unsecured creditor claim against Lehman Brothers, Inc. (See Note 10 to the Consolidated Financial Statements).
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
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2014 and December 31, 2015. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $80.4 million and $21.3 million, respectively, for the year ended December 31, 2015 compared to 2014 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2015	2014 (1)	Change	2015	2014	Change
				(dollars in thousands)
Office
250 West 55th Street	Third Quarter, 2013	Third Quarter, 2014	986,823	$64,539	$25,794	$38,745	$23,272	$12,530	$10,742
680 Folsom Street (2)	Fourth Quarter, 2013	Third Quarter, 2014	524,793	30,414	15,926	14,488	8,384	4,423	3,961
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	11,962	841	11,121	4,013	429	3,584
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	963	—	963	237	—	237
The Point	Third Quarter, 2015	Fourth Quarter, 2015	16,300	154	—	154	67	—	67
601 Massachusetts Avenue	Third Quarter, 2015	N/A	478,000	8,786	—	8,786	2,025	—	2,025
			2,339,231	116,818	42,561	74,257	37,998	17,382	20,616
Residential
The Avant at Reston Town Center (3)	Fourth Quarter, 2013	First Quarter, 2014	355,347	10,901	4,746	6,155	4,100	3,435	665
			2,694,578	$127,719	$47,307	$80,412	$42,098	$20,817	$21,281
_______________

(1)	Includes approximately $171 of termination income.

(2)	This property is a two-building complex.

(3)	This property has 359 apartment units and 26,179 net rentable square feet of retail space.
Properties in Development or Redevelopment Portfolio
During the years ended December 31, 2015 and 2014, the Properties in Development or Redevelopment Portfolio consisted of our Reservoir Place North property located in Waltham, Massachusetts. We commenced redevelopment of this approximately 73,000 net rentable square foot Class A Office property on May 1, 2015 and it has an expected stabilization date in the first quarter of 2018. Prior to the commencement of redevelopment, this building was operational, and during the years ended December 31, 2015 and 2014, had revenue of approximately $0.7 million and $2.2 million, respectively, and approximately $0.3 million and $1.0 million of real estate operating expenses, respectively.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2014 and December 31, 2015. Rental revenue and real estate and operating expenses from our Properties Sold Portfolio decreased approximately $45.0 million and $19.4 million, respectively, for the year ended December 31, 2015 compared to 2014 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2015	2014	Change	2015	2014	Change
				(dollars in thousands)
Office and Land
Mountain View Technology Park (1)	July 29, 2014	Office	135,000	$—	$2,603	$(2,603)	$—	$456	$(456)
Mountain View Research Park Building Sixteen	July 29, 2014	Office	63,000	—	1,510	(1,510)	—	235	(235)
Broad Run Business Park	August 22, 2014	Land Parcel	N/A	—	909	(909)	—	240	(240)
Patriots Park (2)	October 2, 2014	Office	706,000	—	18,722	(18,722)	—	6,057	(6,057)
130 Third Avenue	October 24, 2014	Land Parcel	N/A	—	162	(162)	—	250	(250)
75 Ames Street	December 30, 2014	Land Parcel	N/A	—	456	(456)	—	—	—
505 9th Street, N.W. (3)	September 18, 2015	Office	322,000	18,072	25,027	(6,955)	6,334	9,978	(3,644)
Innovation Place (4)	December 17, 2015	Office	574,000	2,415	2,383	32	2,609	2,651	(42)
				$20,487	51,772	(31,285)	8,943	19,867	(10,924)
Residential
Residences on The Avenue	March 17, 2015	Residential	323,050 (5)	3,230	16,919	(13,689)	2,020	10,530	(8,510)
				$23,717	$68,691	$(44,974)	$10,963	$30,397	$(19,434)
_______________

(1)	This property is a seven-building complex.

(2)	This property is a three-building complex.

(3)	This property was owned by a consolidated entity in which we had a 50% interest.

(4)	This is a 26-acre site with one occupied and three vacant existing office buildings.

(5)	This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space.

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

	The Lofts at Atlantic Wharf			Residences on The Avenue (1)			The Avant at Reston Town Center (2)
	2015	2014	Percentage Change	2015	2014	Percentage Change	2015	2014	Percentage Change
Average Monthly Rental Rate (3)	$4,052	$3,926	3.2%	N/A	$3,148	N/A	$2,268	$2,235	1.5%
Average Rental Rate Per Occupied Square Foot	$0.05	$0.04	3.0%	N/A	3.9%	N/A	2.5%	2.4%	4.2%
Average Physical Occupancy (4)	96.4%	96.3%	0.1%	N/A	92.3%	N/A	90.8%	38.8%	134.0%
Average Economic Occupancy (5)	97.4%	96.5%	0.9%	N/A	91.5%	N/A	89.2%	34.2%	160.8%

_______________

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

(3)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(4)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

(5)
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
General and Administrative
General and administrative expenses decreased approximately $2.6 million for the year ended December 31, 2015 compared to 2014 due primarily to the timing of the recognition of expenses under the Transition Benefits Agreement that we entered into with Mortimer B. Zuckerman in 2013. Because Mr. Zuckerman remained employed by us through July 1, 2014, he received, on January 1, 2015, a lump sum payment of $6.7 million in cash and an equity award of LTIP Units with a value of approximately $11.1 million. The cash payment and equity award vested in three equal installments on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, we recognized approximately $4.0 million of compensation expense during the year ended December 31, 2014 related to the Transition Benefits Agreement that did not recur in 2015. We also had an approximately $1.7 million decrease in the value of BXP’s deferred compensation plan and a $0.5 million decrease in other general and administrative expenses (including compensation expense). These decreases were partially offset by the following increases: (1) approximately $2.0 million related to the net effect of the end of the measurement period for the 2011 OPP Awards in 2014, a decrease in the quarterly expense related to the 2012 OPP Awards due to certain members of BXP’s senior management reached retirement age and therefore became fully vested and the issuance of the 2015 MYLTIP Units and (2) an approximately $1.6 million increase in health care costs.

Wages directly related to the development and leasing of rental properties are not included in our operating results. These costs are capitalized and included in real estate assets and deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the years ended December 31, 2015 and 2014 were approximately $15.9 million and $14.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
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
Boston Properties, Inc.
Depreciation and amortization increased approximately $11.0 million for the year December 31, 2015 compared to 2014, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2015	2014	Change
	(in thousands)
Same Property Portfolio	$592,166	$593,427	$(1,261)
Properties Placed in-Service Portfolio	41,152	18,184	22,968
Properties in Development or Redevelopment Portfolio	806	569	237
Properties Sold Portfolio	5,418	16,393	(10,975)
	$639,542	$628,573	$10,969
Boston Properties Limited Partnership
Depreciation and amortization increased approximately $11.5 million for the year December 31, 2015 compared to 2014, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2015	2014	Change
	(in thousands)
Same Property Portfolio	$584,173	$584,918	$(745)
Properties Placed in-Service Portfolio	41,152	18,184	22,968
Properties in Development or Redevelopment Portfolio	806	569	237
Properties Sold Portfolio	5,418	16,393	(10,975)
	$631,549	$620,064	$11,485

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the year ended December 31, 2015 compared to 2014, income from unconsolidated joint ventures increased by approximately $10.0 million due primarily to an approximately $11.4 million increase in our share of net income from 901 New York Avenue in Washington, DC. During the year ended December 31, 2015, we received a distribution of approximately

$24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the year ended December 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement. This increase was partially offset by an approximately $1.4 million decrease in our share of net income from our other unconsolidated joint ventures that was due primarily to termination income we received from our Metropolitan Square property in Washington, DC during the year ended December 31, 2014 that did not recur in 2015.
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
Losses from Early Extinguishments of Debt
On December 15, 2015, we legally defeased the mortgage loan collateralized by our 100 & 200 Clarendon Street properties located in Boston, Massachusetts. The mortgage loan had an outstanding principal balance of $640.5 million, bore interest at a fixed rate of 5.68% per annum and was scheduled to mature on January 6, 2017. The cash outlay required for the defeasance in the net amount of approximately $667.3 million was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through, and the repayment of the loan on, October 6, 2016, which is the date on which we could repay the loan at par. In connection with the defeasance, the mortgage and other liens on the property were extinguished and all existing collateral, including various guarantees, were released. As a result of the defeasance, we recognized a loss from early extinguishment of debt of approximately $22.0 million, consisting of approximately $26.8 million, which is the difference between the purchase price for the U.S. government securities acquired for the defeasance and the outstanding principal balance of the mortgage loan, and approximately $1.4 million of unamortized deferred financing costs, offset by approximately $4.8 million from the acceleration of the remaining balance of the historical fair value debt adjustment and approximately $1.4 million of accrued interest expense through the effective date of the defeasance.
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

Interest Expense
Interest expense decreased approximately $23.5 million for the year ended December 31, 2015 compared to 2014 as detailed below.

Component	Change in interest expense for the year ended December 31, 2015 compared to December 31, 2014
(in thousands)
Increases to interest expense due to:
Decrease in capitalized interest (1)	$18,261
Other interest expense (including senior notes)	192
Total increases to interest expense	18,453
Decreases to interest expense due to:
Redemption of $300.0 million in aggregate principal of BPLP’s 5.625% senior notes due 2015 on December 18, 2014	(18,052)
Redemption of $250.0 million in aggregate principal of BPLP’s 5.000% senior notes due 2015 on December 18, 2014	(12,294)
Repayment of $747.5 million in aggregate principal of BPLP’s 3.625% exchangeable senior notes due 2014 on February 18, 2014	(3,343)
Interest expense associated with the accretion of the adjustment for the equity component allocation of BPLP’s unsecured exchangeable debt (2)	(2,438)
Repayment of mortgage financings (3)	(2,303)
Sale of 505 9th Street, N.W. on September 18, 2015	(2,136)
Defeasance of the mortgage loan collateralized by 100 & 200 Clarendon Street on December 15, 2015	(1,434)
Total decreases to interest expense	(42,000)
Total change in interest expense	$(23,547)
_______________

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

Boston Properties, Inc.
Gains on sales of real estate increased approximately $207.9 million for the year ended December 31, 2015 compared to 2014 as detailed below.

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2015
Washingtonian North	February 19, 2015	Land	N/A	$8.7	$8.4	$3.5
Residences on The Avenue (1)	March 17, 2015	Residential	323,050	196.0	192.5	91.4
505 9th Street, N.W. (2)	September 18, 2015	Office	322,000	318.0	194.6	199.5
Washingtonian North	October 1, 2015	Land	N/A	13.3	13.8	2.0
Innovation Place (3)	December 17, 2015	Office	574,000	207.0	199.3	79.1
				$743.0	$608.6	$375.5	(4)
2014
Mountain View Technology Park and Mountain View Research Park Building Sixteen (5)	July 29, 2014	Office	198,000	$92.1	$90.6	$35.9
One Reston Overlook (6)	August 20, 2014	Land	N/A	2.6	2.6	1.2
Broad Run Business Park (7)	August 22, 2014	Land	N/A	9.8	9.7	4.3
Patriots Park (8)	October 2, 2014	Office	706,000	321.0	319.1	84.6
130 Third Avenue	October 24, 2014	Land	N/A	14.3	13.6	8.3
75 Ames Street (9)	December 30, 2014	Land	N/A	56.8	N/A	33.8
				$496.6	$435.6	$168.1
_______________

(1)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. This property is subject to a ground lease that expires on February 1, 2068.

(2)
This property was owned by a consolidated entity in which we had a 50% interest. The buyer assumed the mortgage loan which had a balance of $117.0 million. Approximately $101.1 million of the gain on sale of real estate was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(3)
This is a 26-acre site with one occupied and three vacant existing office buildings. The remainder of the site is currently used for 1,699 surface parking spaces, but the land supports an additional 537,000 square feet of office/R&D development and two parking structures with a total of approximately 3,000 parking spaces.

(4)
Excludes approximately $0.4 million of gain on sale of real estate recognized during the three months ended December 31, 2015 related to previously deferred gain amounts from a 2014 sale of real estate.

(5)	Mountain View Technology Park is a seven-building complex.

(6)	Land was taken by eminent domain.

(7)	Land parcel was subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

(8)
This property is a three-building complex. We have agreed to provide rent support payments to the buyer with a maximum obligation of up to approximately $12.3 million related to the leasing of 17,762 net rentable square feet at the properties, which has been recorded as a reduction to the gain on sale.

(9)
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

Boston Properties Limited Partnership
Gains on sales of real estate increased approximately $202.4 million for the year ended December 31, 2015 compared to 2014 as detailed below.

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2015
Washingtonian North	February 19, 2015	Land	N/A	$8.7	$8.4	$3.5
Residences on The Avenue (1)	March 17, 2015	Residential	323,050	196.0	192.5	91.4
505 9th Street, N.W. (2)	September 18, 2015	Office	322,000	318.0	194.6	199.7
Washingtonian North	October 1, 2015	Land	N/A	13.3	13.8	2.0
Innovation Place (3)	December 17, 2015	Office	574,000	207.0	199.3	80.1
				$743.0	$608.6	$376.7	(4)
2014
Mountain View Technology Park and Mountain View Research Park Building Sixteen (5)	July 29, 2014	Office	198,000	$92.1	$90.6	$35.9
One Reston Overlook (6)	August 20, 2014	Land	N/A	2.6	2.6	1.2
Broad Run Business Park (7)	August 22, 2014	Land	N/A	9.8	9.7	4.3
Patriots Park (8)	October 2, 2014	Office	706,000	321.0	319.1	91.2
130 Third Avenue	October 24, 2014	Land	N/A	14.3	13.6	8.3
75 Ames Street (9)	December 30, 2014	Land	N/A	56.8	N/A	33.8
				$496.6	$435.6	$174.7
_______________

(1)
This property has 335 apartment units and approximately 50,000 net rentable square feet of retail space. We have agreed to provide net operating income support of up to $6.0 million should the property’s net operating income fail to achieve certain thresholds, which has been recorded as a reduction to the gain on sale. This property is subject to a ground lease that expires on February 1, 2068.

(2)
This property was owned by a consolidated entity in which we had a 50% interest. The buyer assumed the mortgage loan which had a balance of $117.0 million. Approximately $101.1 million of the gain on sale of real estate was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(3)
This is a 26-acre site with one occupied and three vacant existing office buildings. The remainder of the site is currently used for 1,699 surface parking spaces, but the land supports an additional 537,000 square feet of office/R&D development and two parking structures with a total of approximately 3,000 parking spaces.

(4)
Excludes approximately $0.4 million of gain on sale of real estate recognized during the three months ended December 31, 2015 related to previously deferred gain amounts from a 2014 sale of real estate.

(5)	Mountain View Technology Park is a seven-building complex.

(6)	Land was taken by eminent domain.

(7)	Land parcel was subject to a ground lease that was scheduled to expire on October 31, 2048 with a tenant that exercised its purchase option under the ground lease.

(8)
This property is a three-building complex. We have agreed to provide rent support payments to the buyer with a maximum obligation of up to approximately $12.3 million related to the leasing of 17,762 net rentable square feet at the properties, which has been recorded as a reduction to the gain on sale.

(9)
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
_______________

(1)
On September 18, 2015, we recognized a gain on sale of real estate totaling approximately $199.5 million and $199.7 million for BXP and BPLP, respectively, of which approximately $101.1 million was allocated to the outside partners (See Note 11 to the Consolidated Financial Statements).

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

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund dividend requirements on our Series B Preferred Stock

•	fund possible property acquisitions; and

•	make the minimum distributions required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP;

•	BPLP’s Unsecured Line of Credit or other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.
We draw on multiple financing sources to fund our long-term capital needs. Our current consolidated development properties are expected to be funded with available cash balances, BPLP's Unsecured Line of Credit, unsecured bridge loans and construction loans. We use BPLP’s Unsecured Line of Credit primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may be guaranteed by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the property is held in joint venture structure, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction as of December 31, 2016 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Estimated Future Equity Requirement (1)	Percentage Leased (2)
Office and Retail
Prudential Center Retail Expansion	Third Quarter, 2017	Boston, MA	—	15,000	$9,599	$10,760	$1,161	100%	(3)
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	231,986	271,500	39,514	84%	(4)
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	711,759	1,073,500	382,850	62%	(5)
The Hub on Causeway (50% ownership)	Fourth Quarter, 2019	Boston, MA	1	385,000	27,090	141,870	114,780	33%
Dock 72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	37,769	204,900	42,131	33%	(6)
Total Office and Retail Properties under Construction			4	2,895,000	1,018,203	1,702,530	580,436	55%
Residential
Proto at Cambridge (274 units)	First Quarter, 2019	Cambridge, MA	1	164,000	24,957	140,170	115,213	N/A
Signature at Reston (508 units)	Second Quarter, 2020	Reston, VA	1	490,000	86,938	234,854	147,916	N/A
Signature at Reston - Retail			—	24,600	—	—	—	81%
Total Residential Properties Under Construction			2	678,600	111,895	375,024	263,129	59%	(7)
Redevelopment
Reservoir Place North	First Quarter, 2018	Waltham, MA	1	73,000	15,322	24,510	9,188	—%	(8)
191 Spring Street	Third Quarter, 2018	Lexington, MA	1	160,000	1,762	53,920	52,158	50%
159 East 53rd (55% ownership) (9)	Fourth Quarter, 2019	New York, NY	—	220,000	14,597	106,000	91,403	—%
Total Redevelopment Properties under Construction			2	453,000	31,681	184,430	152,749	17%
Total Properties under Construction and Redevelopment			8	4,026,600	$1,161,779	$2,261,984	$996,314	50%	(7)
___________

(1)	Represents our share. Includes net revenue during lease up period, interest carry, acquisition expenses and approximately $44.6 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of February 22, 2017, including leases with future commencement dates, excluding residential units.

(3)	This property was 39% placed in-service.

(4)	This property was 28% placed in-service.

(5)
Under the joint venture agreement, if the project is funded with 100% equity, we have agreed to fund 50% of our partner’s equity requirement, structured as preferred equity. We will fund approximately $25.4 million at a rate of LIBOR plus 3.0% per annum and receive priority distributions from all distributions to our partner until the principal and interest are repaid. As of December 31, 2016, we have funded approximately $4.3 million.

(6)	This development has a $125 million construction facility. As of December 31, 2016, no amounts have been drawn under this facility.

(7)	Includes approximately 9,000 square feet of retail space at the Proto at Cambridge residential development, which is 0% leased.

(8)	This property was 4% placed in-service.

(9)	Formerly the low-rise portion of 601 Lexington Avenue.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on BPLP’s Unsecured Line of Credit are the principal sources of capital that we use to pay operating expenses, debt service, maintenance capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.

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
Our primary uses of capital will be the completion of our current development and redevelopment projects. As of December 31, 2016, our share of the remaining development and redevelopment costs that we expect to fund through 2020 is approximately $1.0 billion. With approximately $289.7 million of cash and cash equivalents and approximately $869 million available under BPLP’s Unsecured Line of Credit, as of February 22, 2017, we believe we have sufficient capital to complete these projects. We believe that our strong liquidity, including our availability under BPLP’s Unsecured Line of Credit, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We also have full availability under BXP’s $600 million at-the-market equity offering program (“ATM Program”). The ATM Program expires June 3, 2017 and we expect to establish a subsequent ATM Program.
Our consolidated debt maturities through the end of 2017 consist of indebtedness secured by direct and indirect interests in 767 Fifth Avenue (the General Motors Building) in New York City totaling approximately $1.8 billion.  Of this amount, approximately $0.2 billion represents outside members’ notes payable, which are allocated to our partners through noncontrolling interest.  Because the amount of each member loan as a percentage of the total amount of member loans is equal to each member’s percentage ownership interest in the consolidated joint venture entity that owns 767 Fifth Avenue, we do not expect the joint venture to require newly raised cash to repay the loans.  Based on our 60% ownership of the consolidated entity that owns 767 Fifth Avenue, our share of the remaining $1.6 billion of maturing debt is approximately $960 million.  These loans have a weighted-average coupon/stated interest rate of approximately 5.96% per annum, a GAAP interest rate of approximately 3.01% per annum and mature in October 2017, and they may be prepaid without penalty beginning in June 2017.
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
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 19, 2016, the Board of Directors of BXP increased our regular quarterly dividend to $0.75 per common share. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 30, 2016, received the same total distribution per unit, on January 30, 2017.
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
Cash and cash equivalents were approximately $0.4 billion and $0.7 billion at December 31, 2016 and 2015, respectively, representing a decrease of approximately $0.3 billion. The following table sets forth changes in cash flows:

	Year ended December 31,
	2016	2015	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$1,036,874	$799,411	$237,463
Net cash used in investing activities	(1,329,057)	(280,226)	(1,048,831)
Net cash used in financing activities	(74,621)	(1,558,546)	1,483,925
Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.3 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings of BXP.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year ended December 31, 2016 consisted primarily of development projects, tenant improvements and capital contributions to unconsolidated joint ventures partially offset by the proceeds from the sale of real estate. Cash used in investing activities for the year ended December 31, 2015 consisted primarily of the defeasance of a mortgage loan, funding of our development projects and capital distributions from unconsolidated joint ventures partially offset by the proceeds from the sales of real estate as detailed below:

	Year ended December 31,
	2016	2015
	(in thousands)
Acquisition of real estate (1)	$(78,000)	$—
Construction in progress (2)	(500,350)	(374,664)
Building and other capital improvements	(150,640)	(112,755)
Tenant improvements	(230,298)	(144,572)
Proceeds from sales of real estate (3)	122,750	602,600
Proceeds from sales of real estate placed in escrow (3)	(122,647)	(200,612)
Proceeds from sales of real estate released from escrow (3)	122,647	634,165
Cash placed in escrow for land sale contracts	—	(7,111)
Cash released from escrow for land sale contracts	1,596	5,312
Cash released from escrow for investing activities (4)	6,694	—
Capital contributions to unconsolidated joint ventures (5)	(575,795)	(38,207)
Capital distributions from unconsolidated joint ventures (6)	20,440	24,527
Proceeds from sale of investment in unconsolidated joint venture (7)	55,707	—
Investments in marketable securities (8)	—	(667,335)
Investments in securities, net	(1,161)	(1,574)
Net cash used in investing activities	$(1,329,057)	$(280,226)
Cash used in investing activities changed primarily due to the following:

(1)
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash (See Note 3 to the Consolidated Financial Statements).

(2)
Construction in progress for the year ended December 31, 2016 includes ongoing expenditures associated with 601 Massachusetts Avenue, 804 Carnegie Center, 10 CityPoint, Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were partially or fully placed in-service during the year ended December 31, 2016. In addition, we incurred costs associated with our continued development of Salesforce Tower, 159 East 53rd Street (the low-rise portion of 601 Lexington Avenue), 191 Spring Street and Proto at Cambridge and Signature at Reston residential projects.

Construction in progress for the year ended December 31, 2015 includes ongoing expenditures associated with 690 Folsom Street, 535 Mission Street, 601 Massachusetts Avenue and The Point, which were fully or partially placed in-service during the year ended December 31, 2015. In addition, we incurred costs associated with our continued development/redevelopment of 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, the Prudential Center retail expansion, Reservoir Place North and Proto at Cambridge and Signature at Reston residential projects.

(3)
On August 16, 2016, we completed the sale of a parcel of land within our Broad Run Business Park property located in Loudoun County, Virginia. Net cash proceeds totaled approximately $17.9 million. The sale of the land parcel was completed as part of a like-kind exchange under Section 1031 of the Internal Revenue Code.

On February 1, 2016, we completed the sale of our 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million.  Net cash proceeds totaled approximately $104.9 million. As of December 31, 2016, we had released from escrow approximately $104.7 million of the proceeds that were being held for possible investment in a like-kind exchange in accordance with Section 1031 of the Internal Revenue Code.
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

(4)
Cash released from escrow for investing activities for the year ended December 31, 2016 was related to the release of an escrow account related to the repayment of the secured debt collateralized by our Fountain Square property located in Reston, Virginia (See Note 6 to the Consolidated Financial Statements).

(5)
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2016 were primarily due to cash contributions of approximately $507.1 million to fund our acquisition of a 49.8% interest in Colorado Center on July 1, 2016 (See Note 5 to the Consolidated Financial Statements). In addition, we had capital contributions of approximately $33.1 million, $22.2 million and $13.1 million to our Hub on Causeway, Dock 72 and 1265 Main Street joint ventures, respectively, which were primarily used to fund development activities.

Capital contributions to unconsolidated joint ventures for the year ended December 31, 2015 were primarily due to cash contributions of approximately $14.3 million, $11.9 million and $11.5 million to our Hub on Causeway, 1265 Main Street and Dock 72 at the Brooklyn Navy Yard joint ventures, respectively, which were primarily used to fund development activities.

(6)
Capital distributions from unconsolidated joint ventures for the year ended December 31, 2016 were primarily due to a return of capital made by the joint venture that owns 1265 Main Street located in Waltham, MA. On December 8, 2016, the joint venture obtained mortgage financing totaling $40.4 million collateralized by the property and subsequently distributed the proceeds of the mortgage financing.

Capital distributions from unconsolidated joint ventures for the year ended December 31, 2015 were primarily due to a distribution made by the joint venture that owns 901 New York Avenue located in Washington, DC. During the year ended December 31, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the year ended December 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

(7)
On October 20, 2016, we and our partner in the unconsolidated joint venture that owns Metropolitan Square located in Washington, DC, completed the sale of an 80% interest in the joint venture for a gross sale price of approximately $282.4 million, including the assumption by the buyer of its pro rata share of the mortgage loan collateralized by the property totaling approximately $133.4 million. In addition, the buyer agreed to assume certain unfunded leasing costs totaling approximately $14.2 million. Net proceeds to us totaled approximately $58.2 million, resulting in a gain on sale of investment totaling approximately $59.4 million. Prior to the sale, we owned a 51% interest and our partner owned a 49% interest in the joint venture. Following the sale, we continue to own a 20% interest in the joint venture with the buyer owning the remaining 80%. Metropolitan Square is an approximately 607,000 net rentable square foot Class A office property.

(8)
On December 15, 2015, we legally defeased the mortgage loan collateralized by our 100 & 200 Clarendon Street properties located in Boston, Massachusetts. The mortgage loan had an outstanding principal balance of $640.5 million, bore interest at a fixed rate of 5.68% per annum and was scheduled to mature on January 6, 2017. The cash outlay required for the defeasance in the net amount of approximately $667.3 million was based on the purchase price of U.S. government securities that will generate sufficient cash flow to fund continued interest payments on the loan from the effective date of the defeasance through, and the repayment of the loan on, October 6, 2016, which is the date on which we could repay the loan at par.

Cash used in financing activities for the year ended December 31, 2016 totaled approximately $0.1 billion. This consisted primarily of the approximately $1.3 billion repayment of the secured debt collateralized by our Fountain Square, Embarcadero Center Four and 599 Lexington Avenue properties and the approximately $671.6 million payment of our regular and special dividends and distributions to our shareholders and unitholders, partially offset by the issuances by BPLP of $1.0 billion in aggregate principal amount of its 3.650% senior unsecured notes due 2026 and $1.0 billion in aggregate principal amount of its 2.750% senior unsecured notes due 2026. Future debt payments are discussed below under the heading “Capitalization-Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Combined Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Combined Debt to BXP’s Share of Combined Market Capitalization (dollars in thousands):

	December 31, 2016
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	153,790,175	153,790,175	$19,343,728	(2)
Common Operating Partnership Units	17,984,099	17,984,099	2,262,040	(3)
5.25% Series B Cumulative Redeemable Preferred Stock	80,000	—	200,000	(4)
Total Equity		171,774,274	$21,805,768

Consolidated Debt			$9,796,133
Add:
BXP’s share of unconsolidated joint venture debt (5)			318,193
Combined Debt			10,114,326
Subtract:
Partners’ share of Consolidated Debt (6)			(1,144,473)
BXP’s Share of Combined Debt			$8,969,853

Consolidated Market Capitalization			$31,601,901
BXP’s Share of Combined Market Capitalization			$30,775,621
Consolidated Debt/Consolidated Market Capitalization			31.00%
BXP’s Share of Combined Debt/BXP’s Share of Combined Market Capitalization			29.15%
_______________

(1)
Values based on the closing price per share of BXP’s Common Stock on December 31, 2016 of $125.78, except for the Series B Cumulative Redeemable Preferred Stock which have been valued at the liquidation preference of $2,500.00 per share (see Note 4 below).

(2)	As of December 31, 2016, includes 59,777 shares of restricted Common Stock.

(3)	Includes 904,588 long-term incentive plan units (including 166,629 2012 OPP Units and 93,928 2013 MYLTIP Units), but excludes an aggregate of 1,314,993 MYLTIP Units granted between 2014 and 2016.

(4)
On or after March 27, 2018, BXP, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into or exchangeable for any other security of BXP or any of its affiliates.

(5)	See page 103 for additional information.

(6)	See page 90 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT industry. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on December 31, 2016, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2014, 2015 and 2016 MYLTIP Units (See Note 20 to the Consolidated Financial Statements) are not included in this calculation as of December 31, 2016.
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

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable, Net” and “—Mezzanine Notes Payable” and “Outside Members’ Notes Payable” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of December 31, 2016, we had approximately $9.8 billion of outstanding consolidated indebtedness, representing approximately 31.00% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.246 billion (net of discount) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.21% per annum and maturities in 2018 through 2026; (2) $2.1 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.33% per annum and weighted-average term of 2.3 years, (3) $0.3 billion of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building), having a GAAP interest rate of 5.53% per annum and maturing on October 7, 2017 and (4) $0.2 billion of outside members’ notes payable, that matures on June 9, 2017, which are allocated to our partners’ through noncontrolling interest, associated with 767 Fifth Avenue (the General Motors Building) in New York City.
The table below summarizes the aggregate carrying value of our mortgage notes payable, mezzanine notes payable and outside members’ notes payable, BPLP’s unsecured senior notes and BPLP’s Unsecured Line of Credit and Consolidated Debt Financing Statistics at December 31, 2016 and December 31, 2015. Because the outside members’ notes payable are allocated to the partners they have not been included in the Consolidated Debt Financing Statistics.

	December 31,
	2016	2015
	(Dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable	$2,063,087	$3,435,242
Variable rate mortgage notes payable	—	—
Unsecured senior notes, net of discount	7,245,953	5,264,819
Unsecured Line of Credit	—	—
Mezzanine notes payable	307,093	308,482
Outside members' notes payable	180,000	180,000
Consolidated Debt	9,796,133	9,188,543
Add:
Our share of unconsolidated joint venture debt (1)	318,193	351,926
Combined Debt	10,114,326	9,540,469
Less:
Partners’ share of consolidated mortgage notes payable (2)	(841,636)	(864,749)
Partners’ share of consolidated mezzanine notes payable (3)	(122,837)	(123,393)
Outside members' notes payable	(180,000)	(180,000)
BXP’s Share of Combined Debt	$8,969,853	$8,372,327

	December 31,
	2016	2015
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.06%	4.34%
Variable rate	—%	—%
Total	4.06%	4.34%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.50%	4.91%
Variable rate	—%	—%
Total	4.50%	4.91%
Weighted-average maturity at end of period (in years):
Fixed rate	5.0	4.3
Variable rate	—	—
Total	5.0	4.3
_______________

(1)	See page 103 for additional information.

(2)	See page 92 for additional information.

(3)	See page 93 for additional information.
Unsecured Line of Credit
BPLP has a $1.0 billion revolving credit facility (the “Unsecured Line of Credit”) with a maturity date of July 26, 2018. BPLP may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At BPLP’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1) in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on BPLP’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on BPLP’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to BPLP at a reduced interest rate. In addition, BPLP is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on BPLP’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on BPLP’s current credit ratings, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%.
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
As of December 31, 2016, BPLP had no amounts outstanding and letters of credit totaling approximately $6.0 million outstanding under the Unsecured Line of Credit, and the ability to borrow approximately $994.0 million. As of February 22, 2017, BPLP had approximately $125 million outstanding and letters of credit totaling approximately $6.0 million outstanding under the Unsecured Line of Credit, and the ability to borrow approximately $869.0 million.
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
On August 17, 2016, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 2.750% senior unsecured notes due 2026. The notes were priced at 99.271% of the principal amount to yield an effective rate, including financing fees and the impact of the settlement of certain forward-starting interest rate swap contracts (See Note 7 to the Consolidated Financial Statements), of approximately 3.495% per annum to maturity. The notes will mature on October 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $984.7 million after deducting underwriting discounts and transaction expenses.
The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2016, BPLP believes it was in compliance with each of these financial restrictions and requirements.
For a description of BPLP's outstanding unsecured senior notes as of December 31, 2016, see Note 8 to the Consolidated Financial Statements.
Derivative Instruments and Hedging Activities
On February 19, 2015, BPLP commenced a planned interest rate hedging program. During the year ended December 31, 2015, BPLP entered into seventeen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. On August 17, 2016, in conjunction with BPLP’s offering of its 2.750% unsecured senior notes due 2026 (See Note 8 to the Consolidated Financial Statements), we terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $49.3 million. We recognized approximately $0.1 million of losses on interest rate contracts during the year ended December 31, 2016 related to the partial ineffectiveness of the interest rate contracts. We will reclassify into earnings, as an increase to interest expense, approximately $49.2 million (or approximately $4.9 million per year over the 10-year term of the 2.750% senior unsecured notes due 2026) of the amounts recorded in the Consolidated Balance Sheets within Accumulated Other Comprehensive Loss, which represents the effective portion of the applicable interest rate contracts.

In addition, beginning in 2015, our 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into sixteen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Note 7 to the Consolidated Financial Statements).
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2016:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Historical Fair Value Adjustment	Deferred Financing Costs, Net (2)	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$35,822	$—	$(337)	$35,485	N/A		January 15, 2021
University Place	6.94%	6.99%	9,178	—	(59)	9,119	N/A		August 1, 2021
			45,000	—	(396)	44,604	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	1,300,000	33,830	(205)	1,333,625	533,450	(3)(4)(5)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	686,615	—	(1,757)	684,858	308,186	(6)	April 10, 2022
			1,986,615	33,830	(1,962)	2,018,483	$841,636
Total			$2,031,615	$33,830	$(2,358)	$2,063,087	$841,636
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

(4)
In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2016, the funding obligation under the guarantee was approximately $41.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.

(5)	This property is owned by a consolidated entity in which we have a 60% interest.

(6)	This property is owned by a consolidated entity in which we have a 55% interest.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2016 are as follows:

Principal Payments
Year	(in thousands)
2017	$1,317,654
2018	18,633
2019	19,670
2020	20,766
2021	40,182
Thereafter	614,710
$2,031,615

Mezzanine Notes Payable
The following represents the outstanding principal balances due under the mezzanine notes payable at December 31, 2016:

Property Debt is Associated With	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(Dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$1,093	$307,093	$122,837	(2)(3)	October 7, 2017
_______________

(1)
GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition are noted above.

(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.

(3)	Requires interest only payments with a balloon payment due at maturity.
Outside Members’ Notes Payable
In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million. The member loans bear interest at a fixed rate of 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our member loan totaling $270.0 million and our share of the related accrued interest payable of approximately $230.6 million at December 31, 2016. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $153.8 million as of December 31, 2016 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $34.3 million for the year ended December 31, 2016 is fully allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.
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
At December 31, 2016, our weighted-average coupon/stated rate on all of our outstanding Consolidated Debt, all of which had a fixed interest rate, was 4.50% per annum. At December 31, 2016, we had no outstanding consolidated variable rate debt. The fixed interest rate excludes the outside members’ notes payable because they are allocated to the partners.
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of NAREIT, we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders and net income (loss) attributable to Boston Properties Limited Partnership common unitholders, respectively, (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures, real estate-related depreciation and amortization, and our share of income (loss) from unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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
Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$502,285	$572,606	$433,111	$741,754	$289,650
Add:
Preferred dividends	10,500	10,500	10,500	8,057	—
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	—	—	14,151	5,075
Noncontrolling interest—common units of the Operating Partnership	59,260	66,951	50,862	70,085	30,125
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	1,023	6,046	3,497
Noncontrolling interests in property partnerships	(2,068)	149,855	30,561	1,347	3,792
Impairment loss from discontinued operations	—	—	—	3,241	—
Less:
Gain on forgiveness of debt from discontinued operations	—	—	—	20,182	—
Gains on sales of real estate from discontinued operations	—	—	—	112,829	36,877
Income from discontinued operations	—	—	—	8,022	9,806
Gains on sales of real estate	80,606	375,895	168,039	—	—
Income from continuing operations	489,371	424,023	358,018	703,648	285,456
Add:
Depreciation and amortization	694,403	639,542	628,573	560,637	445,875
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(107,087)	(90,832)	(63,303)	(32,583)	(1,892)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	26,934	6,556	19,251	46,214	90,076
Corporate-related depreciation and amortization	(1,568)	(1,503)	(1,361)	(1,259)	(1,367)
Depreciation and amortization from discontinued operations	—	—	—	4,760	8,169
Income from discontinued operations	—	—	—	8,022	9,806
Less:
Gain on sale of investment in unconsolidated joint venture (1)	59,370	—	—	—	—
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	—	—	—	54,501	248
Gains on consolidation of joint ventures (3)	—	—	—	385,991	—
Noncontrolling interests in property partnerships (4)	(2,068)	48,737	30,561	1,347	3,792
Noncontrolling interest—redeemable preferred units of the Operating Partnership (5)	—	6	1,023	4,079	3,497
Preferred dividends	10,500	10,500	10,500	8,057	—
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,034,251	918,543	899,094	835,464	828,586
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	106,504	94,828	91,588	84,000	87,167
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$927,747	$823,715	$807,506	$751,464	$741,419
Our percentage share of Funds from Operations—basic	89.70%	89.68%	89.81%	89.99%	89.48%
Weighted average shares outstanding—basic	153,715	153,471	153,089	152,201	150,120

 _______________

(1)	The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.

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

(4)	For the year ended December 31, 2015, excludes the noncontrolling interests in property partnerships’ share of a gain on sale of real estate totaling approximately $101.1 million.

(5)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2016		2015		2014		2013		2012
	(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,034,251	171,361	$918,543	171,139	$899,094	170,453	$835,464	169,126	$828,586	167,769
Effect of Dilutive Securities:
Convertible Preferred Units (1)	—	262	—	373	760	312	3,150	1,221	3,079	1,345
Stock based compensation and exchangeable senior notes	—	—	—	—	—	219	—	320	—	591
Diluted Funds from Operations	$1,034,251	171,623	$918,543	171,512	$899,854	170,984	$838,614	170,667	$831,665	169,705
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	106,341	17,646	94,622	17,668	91,381	17,364	83,167	16,925	86,493	17,649
Diluted Funds from Operations attributable to Boston Properties, Inc. (2)	$927,910	153,977	$823,921	153,844	$808,473	153,620	$755,447	153,742	$745,172	152,056
 _______________

(1)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

(2)	BXP’s share of diluted Funds from Operations was 89.72%, 89.70%, 89.84%, 90.08% and 89.60% for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO for the years ended December 31, 2016, 2015, 2014, 2013 and 2012:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,341	$648,748	$499,129	$841,516	$334,601
Add:
Preferred distributions	10,500	10,500	10,500	8,057	—
Noncontrolling interest—redeemable preferred units	—	6	1,023	6,046	3,497
Noncontrolling interests in property partnerships	(2,068)	149,855	30,561	1,347	3,792
Impairment loss from discontinued operations	—	—	—	2,852	—
Less:
Gain on forgiveness of debt from discontinued operations	—	—	—	20,736	—
Gains on sales of real estate from discontinued operations	—	—	—	115,459	38,445
Income from discontinued operations	—	—	—	8,022	9,806
Gains on sales of real estate	82,775	377,093	174,686	—	—
Income from continuing operations	500,998	432,016	366,527	715,601	293,639
Add:
Real estate depreciation and amortization	682,776	631,549	620,064	552,589	437,692
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(107,087)	(90,832)	(63,303)	(32,583)	(1,892)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	26,934	6,556	19,251	46,214	90,076
Corporate-related depreciation and amortization	(1,568)	(1,503)	(1,361)	(1,259)	(1,367)
Depreciation and amortization from discontinued operations	—	—	—	4,760	8,169
Income from discontinued operations	—	—	—	8,022	9,806
Less:
Gain on sale of investment in unconsolidated joint venture (1)	59,370	—	—	—	—
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	—	—	—	54,501	248
Gains on consolidation of joint ventures (3)	—	—	—	385,991	—
Noncontrolling interests in property partnerships (4)	(2,068)	48,737	30,561	1,347	3,792
Noncontrolling interest—redeemable preferred units (5)	—	6	1,023	4,079	3,497
Preferred distributions	10,500	10,500	10,500	8,057	—
Funds from operations attributable to Boston Properties Limited Partnership common unitholders	$1,034,251	$918,543	$899,094	$839,369	$828,586
Weighted average units outstanding—basic	171,361	171,139	170,453	169,126	167,769
 _______________

(1)	The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.

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

(4)	For the year ended December 31, 2015, excludes the noncontrolling interests in property partnerships’ share of a gain on sale of real estate totaling approximately $101.1 million.

(5)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2016		2015		2014		2013		2012
	(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,034,251	171,361	$918,543	171,139	$899,094	170,453	$839,369	169,126	$828,586	167,769
Effect of Dilutive Securities:
Convertible Preferred Units (1)	—	262	—	373	760	312	3,150	1,221	3,079	1,345
Stock based compensation and exchangeable senior notes	—	—	—	—	—	219	—	320	—	591
Diluted Funds from Operations	$1,034,251	171,623	$918,543	171,512	$899,854	170,984	$842,519	170,667	$831,665	169,705
_______________

(1)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

Net Operating Income
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the or the fiscal years 2012 through 2016.
Boston Properties, Inc.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$502,285	$572,606	$433,111	$741,754	$289,650
Add:
Preferred dividends	10,500	10,500	10,500	8,057	—
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	—	—	14,151	5,075
Noncontrolling interest—common units of the Operating Partnership	59,260	66,951	50,862	70,085	30,125
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	1,023	6,046	3,497
Noncontrolling interest in property partnerships	(2,068)	149,855	30,561	1,347	3,792
Impairment loss from discontinued operations	—	—	—	3,241	—
Losses from interest rate contracts	140	—	—	—	—
Losses (gains) from early extinguishments of debt	371	22,040	10,633	(122)	4,453
Interest expense	412,849	432,196	455,743	446,880	410,970
Depreciation and amortization expense	694,403	639,542	628,573	560,637	445,875
Impairment loss	1,783	—	—	8,306	—
Transaction costs	2,387	1,259	3,140	1,744	3,653
General and administrative expense	105,229	96,319	98,937	115,329	90,129
Less:
Gain on forgiveness of debt from discontinued operations	—	—	—	20,182	—
Gains on sales of real estate from discontinued operations	—	—	—	112,829	36,877
Income from discontinued operations	—	—	—	8,022	9,806
Gains on sales of real estate	80,606	375,895	168,039	—	—
Gains (losses) from investments in securities	2,273	(653)	1,038	2,911	1,389
Interest and other income	7,230	6,777	8,765	8,310	10,091
Gains on consolidation of joint ventures	—	—	—	385,991	—
Gain on sale of investment in unconsolidated joint venture	59,370	—	—	—	—
Income from unconsolidated joint ventures	8,074	22,770	12,769	75,074	49,078
Development and management services income	28,284	22,554	25,316	29,695	34,060
Net Operating Income	$1,601,302	$1,563,931	$1,507,156	$1,334,441	$1,145,918

Boston Properties Limited Partnership

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,341	$648,748	$499,129	$841,516	$334,601
Add:
Preferred dividends	10,500	10,500	10,500	8,057	—
Noncontrolling interest—redeemable preferred units	—	6	1,023	6,046	3,497
Noncontrolling interest in property partnerships	(2,068)	149,855	30,561	1,347	3,792
Impairment loss from discontinued operations	—	—	—	2,852	—
Losses from interest rate contracts	140	—	—	—	—
Losses (gains) from early extinguishments of debt	371	22,040	10,633	(122)	4,453
Interest expense	412,849	432,196	455,743	446,880	410,970
Depreciation and amortization expense	682,776	631,549	620,064	552,589	437,692
Impairment loss	1,783	—	—	4,401	—
Transaction costs	2,387	1,259	3,140	1,744	3,653
General and administrative expense	105,229	96,319	98,937	115,329	90,129
Less:
Gain on forgiveness of debt from discontinued operations	—	—	—	20,736	—
Gains on sales of real estate from discontinued operations	—	—	—	115,459	38,445
Income from discontinued operations	—	—	—	8,022	9,806
Gains on sales of real estate	82,775	377,093	174,686	—	—
Gains (losses) from investments in securities	2,273	(653)	1,038	2,911	1,389
Interest and other income	7,230	6,777	8,765	8,310	10,091
Gains on consolidation of joint ventures	—	—	—	385,991	—
Gain on sale of investment in unconsolidated joint venture	59,370	—	—	—	—
Income from unconsolidated joint ventures	8,074	22,770	12,769	75,074	49,078
Development and management services income	28,284	22,554	25,316	29,695	34,060
Net Operating Income	$1,601,302	$1,563,931	$1,507,156	$1,334,441	$1,145,918

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, impairment loss, losses from interest rate contracts, losses (gains) from early extinguishments of debt, interest expense, depreciation and amortization, transaction costs and general and administrative expense less (2) discontinued operations, gains on sales of real estate, gains (losses) from investments in securities, interest and other income, gains on consolidation of joint ventures, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures and development and management services income. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization may distort operating performance measures at the property level.
NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently. We believe that, in order to facilitate a clear understanding of our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders as presented in our Consolidated Financial Statements. NOI should not be considered as a substitute for net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
Contractual Obligations
As of December 31, 2016, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2017	2018	2019	2020	2021	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt (1)	$2,587,666	$1,732,744	$53,271	$53,267	$53,263	$70,710	$624,411
Unsecured senior notes (1)	8,956,717	295,328	1,141,738	960,288	919,163	1,012,256	4,627,944
Unsecured line of credit	—	—	—	—	—	—	—
Ground leases	663,774	12,554	28,781	17,868	9,870	9,492	585,209
Tenant obligations (2)(3)	402,239	335,737	43,150	16,811	2,878	390	3,273
Construction contracts on development projects (3)	976,837	713,770	225,744	33,391	3,581	351	—
Other obligations (4)	29,191	4,555	2,297	2,297	(60)	(54)	20,156
Total Contractual Obligations	$13,616,424	$3,094,688	$1,494,981	$1,083,922	$988,695	$1,093,145	$5,860,993
 _______________

(1)	Amounts include principal and interest payments.

(2)	Committed tenant-related obligations based on executed leases as of December 31, 2016 (tenant improvements and lease commissions).

(3)	Includes 100% of the obligations for our consolidated entities and only our share for the unconsolidated joint ventures.

(4)	Includes capital lease obligations that we have at two properties.
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
During 2016, we paid approximately $326.4 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $438 million of new tenant-related obligations associated with approximately 5.6 million square feet of second generation leases, or approximately $78 per square foot. In addition, we signed leases for approximately 748,000 square feet at our development properties.  The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2016, we signed leases for approximately 6.4 million square feet of space and incurred aggregate tenant-related obligations of approximately $512 million, or approximately $80 per square foot.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Eight of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2016, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $865.7 million (of which our proportionate share is approximately $318.2 million). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2016. From time to time, we (or the applicable joint venture) have also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition, we have agreed to customary construction completion guarantees for construction loans, environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Our Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying amount	Carrying amount (Our share)		Maturity Date
	(Dollars in thousands)
540 Madison Avenue	60%	2.06%	2.23%	$120,000	$(289)	$119,711	$71,827	(2)(3)	June 5, 2018
Market Square North	50%	4.85%	4.91%	123,419	(315)	123,104	61,552		October 1, 2020
1265 Main Street	50%	3.77%	3.83%	40,400	(341)	40,059	20,030		January 1, 2032
Annapolis Junction Building One	50%	6.31%	6.49%	39,596	(112)	39,484	19,738	(4)	March 31, 2018
Annapolis Junction Building Six	50%	2.87%	3.06%	12,819	(65)	12,754	6,377	(5)	November 17, 2018
Annapolis Junction Building Seven and Eight	50%	3.12%	3.36%	36,695	(300)	36,395	18,198	(6)	December 7, 2019
Dock 72	50%	N/A	N/A	—	—	—	—	(7)	December 18, 2020
500 North Capitol Street	30%	4.15%	4.19%	105,000	(380)	104,620	31,386	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	(1,429)	223,571	55,893		January 5, 2025
Metropolitan Square	20%	5.75%	5.81%	166,299	(332)	165,967	33,192		May 5, 2020
Total				$869,228	$(3,563)	$865,665	$318,193
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

(4)
On April 11, 2016, a joint venture in which we have a 50% interest received an event of default notice from the lender. Subsequently, the cash flows generated from the property have become insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and the joint venture is not prepared to fund additional cash shortfalls at this time.  Consequently, the joint venture is not current on making debt service payments and remains in default.  The lender notified the joint venture that it has elected to charge the default interest rate on the loan equal to LIBOR plus 5.75% per annum.  The joint venture is currently in discussions with the lender regarding the event of default, although there can be no assurance as to the outcome of those discussions. (See Note 5 to the Consolidated Financial Statements).

(5)	The loan bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(6)	The loan bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on December 7, 2019, with three, one-year extension options, subject to certain conditions.

(7)
No amounts have been drawn under the $250.0 million construction facility. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020 with two, one-year extension option, subject to certain conditions.

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
Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical use of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations, it is our practice to investigate the nature and extent of detected contamination, including potential issues associated with contaminant migration, assess potential liability risks and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition, deal structure and/or development of the property. For example, we own a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. We have developed an office park on this property. Prior to and during redevelopment activities, we engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.
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
New Accounting Pronouncements
For a discussion of the new accounting pronouncements that may have an effect on our Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).
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

Item 7A—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, mezzanine notes payable and unsecured senior notes, net and our corresponding estimate of fair value as of December 31, 2016. All of these borrowings bore interest at fixed rates. The fair value of these instruments is affected by changes in market interest rates. The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2017	2018	2019	2020	2021	2022+	Total	Estimated Fair Value
	(Dollars in thousands) Mortgage debt
Fixed Rate	$1,350,847	$18,202	$19,239	$20,335	$39,840	$614,624	$2,063,087	$2,092,237
GAAP Average Interest Rate	2.47%	5.52%	5.53%	5.55%	5.62%	4.79%	3.33%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$307,093	$—	$—	$—	$—	$—	$307,093	$308,344
GAAP Average Interest Rate	5.53%	—	—	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$(8,830)	$841,285	$692,461	$692,962	$844,289	$4,183,786	$7,245,953	$7,428,077
GAAP Average Interest Rate	—	3.85%	5.97%	5.71%	4.29%	3.71%	4.21%
Variable Rate	—	—	—	—	—	—	—	—
Total Debt	$1,649,110	$859,487	$711,700	$713,297	$884,129	$4,798,410	$9,616,133	$9,828,658

At December 31, 2016, the weighted-average coupon/stated rates on the debt stated above, all of which had a fixed rate, was 4.50% per annum. At December 31, 2016, we had no outstanding consolidated variable rate debt.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
In addition, beginning in 2015, our 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into sixteen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Note 7 to the Consolidated Financial Statements).
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
As of the end of Boston Properties, Inc.’s 2016 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2016 was effective.
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
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 108, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Boston Properties Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties, Inc. and its subsidiaries (the “Company”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred financing charges in 2016.
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

/s/ PricewaterhouseCoopers LLP

Boston, MA
February 28, 2017

BOSTON PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts)

	December 31, 2016	December 31, 2015
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,760,078 at December 31, 2016)	$20,147,263	$19,481,535
Less: accumulated depreciation (amounts related to VIEs of ($758,640) at December 31, 2016)	(4,222,235)	(3,925,894)
Total real estate	15,925,028	15,555,641
Cash and cash equivalents (amounts related to VIEs of $253,999 at December 31, 2016)	356,914	723,718
Cash held in escrows (amounts related to VIEs of $4,955 at December 31, 2016)	63,174	73,790
Investments in securities	23,814	20,380
Tenant and other receivables (amounts related to VIEs of $23,525 at December 31, 2016)	92,548	97,865
Accrued rental income (amounts related to VIEs of $224,185 at December 31, 2016)	799,138	754,883
Deferred charges, net (amounts related to VIEs of $290,436 at December 31, 2016)	686,163	704,867
Prepaid expenses and other assets (amounts related to VIEs of $42,718 at December 31, 2016)	129,666	185,118
Investments in unconsolidated joint ventures	775,198	235,224
Total assets	$18,851,643	$18,351,486
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,018,483 at December 31, 2016)	$2,063,087	$3,435,242
Unsecured senior notes, net	7,245,953	5,264,819
Unsecured line of credit	—	—
Mezzanine notes payable (amounts related to VIEs of $307,093 at December 31, 2016)	307,093	308,482
Outside members’ notes payable (amounts related to VIEs of $180,000 at December 31, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $110,457 at December 31, 2016)	298,524	274,709
Dividends and distributions payable	130,308	327,320
Accrued interest payable (amounts related to VIEs of $162,226 at December 31, 2016)	243,933	190,386
Other liabilities (amounts related to VIEs of $175,146 at December 31, 2016)	450,821	483,601
Total liabilities	10,919,719	10,464,559
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2016 and December 31, 2015	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 153,869,075 and 153,658,866 issued and 153,790,175 and 153,579,966 outstanding at December 31, 2016 and December 31, 2015, respectively	1,538	1,536
Additional paid-in capital	6,333,424	6,305,687
Dividends in excess of earnings	(693,694)	(780,952)
Treasury common stock at cost, 78,900 shares at December 31, 2016 and December 31, 2015	(2,722)	(2,722)
Accumulated other comprehensive loss	(52,251)	(14,114)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,786,295	5,709,435
Noncontrolling interests:
Common units of the Operating Partnership	614,982	603,092
Property partnerships	1,530,647	1,574,400
Total equity	7,931,924	7,886,927
Total liabilities and equity	$18,851,643	$18,351,486
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015	2014
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$2,017,767	$1,964,732	$1,886,339
Recoveries from tenants	358,975	355,508	339,365
Parking and other	100,910	101,981	102,593
Total rental revenue	2,477,652	2,422,221	2,328,297
Hotel revenue	44,884	46,046	43,385
Development and management services	28,284	22,554	25,316
Total revenue	2,550,820	2,490,821	2,396,998
Expenses
Operating
Rental	889,768	872,252	835,290
Hotel	31,466	32,084	29,236
General and administrative	105,229	96,319	98,937
Transaction costs	2,387	1,259	3,140
Impairment loss	1,783	—	—
Depreciation and amortization	694,403	639,542	628,573
Total expenses	1,725,036	1,641,456	1,595,176
Operating income	825,784	849,365	801,822
Other income (expense)
Income from unconsolidated joint ventures	8,074	22,770	12,769
Gain on sale of investment in unconsolidated joint venture	59,370	—	—
Interest and other income	7,230	6,777	8,765
Gains (losses) from investments in securities	2,273	(653)	1,038
Interest expense	(412,849)	(432,196)	(455,743)
Losses from early extinguishments of debt	(371)	(22,040)	(10,633)
Losses from interest rate contracts	(140)	—	—
Income before gains on sales of real estate	489,371	424,023	358,018
Gains on sales of real estate	80,606	375,895	168,039
Net income	569,977	799,918	526,057
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	2,068	(149,855)	(30,561)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	(6)	(1,023)
Noncontrolling interest—common units of the Operating Partnership	(59,260)	(66,951)	(50,862)
Net income attributable to Boston Properties, Inc.	512,785	583,106	443,611
Preferred dividends	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties, Inc. common shareholders	$502,285	$572,606	$433,111
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.27	$3.73	$2.83
Weighted average number of common shares outstanding	153,715	153,471	153,089
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.26	$3.72	$2.83
Weighted average number of common and common equivalent shares outstanding	153,977	153,844	153,308

Dividends per common share	$2.70	$3.85	$7.10

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$569,977	$799,918	$526,057
Other comprehensive income (loss):
Effective portion of interest rate contracts	(47,144)	(10,302)	—
Amortization of interest rate contracts (1)	3,751	2,510	2,508
Other comprehensive income (loss)	(43,393)	(7,792)	2,508
Comprehensive income	526,584	792,126	528,565
Net income attributable to noncontrolling interests	(57,192)	(216,812)	(82,446)
Other comprehensive income (loss) attributable to noncontrolling interests	5,256	2,982	(256)
Comprehensive income attributable to Boston Properties, Inc.	$474,648	$578,296	$445,863
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2013	152,983	$1,530	$200,000	$5,662,453	$(108,552)	$(2,722)	$(11,556)	$1,302,465	$7,043,618
Redemption of operating partnership units to common stock	80	1	—	2,699	—	—	—	(2,700)	—
Conversion of redeemable preferred units to common units	—	—	—	—	—	—	—	33,306	33,306
Allocated net income for the year	—	—	—	—	443,611	—	—	70,340	513,951
Dividends/distributions declared	—	—	—	—	(1,097,523)	—	—	(126,948)	(1,224,471)
Shares issued pursuant to stock purchase plan	7	—	—	761	—	—	—	—	761
Net activity from stock option and incentive plan	44	—	—	6,822	—	—	—	21,177	27,999
Sale of interest in property partnership and contributions from noncontrolling interests in property partnerships	—	—	—	648,407	—	—	—	887,975	1,536,382
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(31,118)	(31,118)
Amortization of interest rate contracts	—	—	—	—	—	—	2,252	256	2,508
Reallocation of noncontrolling interest	—	—	—	(50,885)	—	—	—	50,885	—
Equity, December 31, 2014	153,114	1,531	200,000	6,270,257	(762,464)	(2,722)	(9,304)	2,205,638	7,902,936
Redemption of operating partnership units to common stock	424	5	—	14,338	—	—	—	(14,343)	—
Allocated net income for the year	—	—	—	—	583,106	—	—	211,685	794,791
Dividends/distributions declared	—	—	—	—	(601,594)	—	—	(69,447)	(671,041)
Shares issued pursuant to stock purchase plan	6	—	—	780	—	—	—	—	780
Net activity from stock option and incentive plan	36	—	—	5,814	—	—	—	34,451	40,265
Acquisition of redeemable noncontrolling interest in property partnership	—	—	—	(1,586)	—	—	—	—	(1,586)
Sale of interests in property partnerships	—	—	—	(1,053)	—	—	—	1,053	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	2,705	2,705
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(170,049)	(170,049)
Dissolution of property partnership	—	—	—	—	—	—	—	(4,082)	(4,082)
Effective portion of interest rate contracts	—	—	—	—	—	—	(7,061)	(3,241)	(10,302)
Amortization of interest rate contracts	—	—	—	—	—	—	2,251	259	2,510
Reallocation of noncontrolling interest	—	—	—	17,137	—	—	—	(17,137)	—
Equity, December 31, 2015	153,580	1,536	200,000	6,305,687	(780,952)	(2,722)	(14,114)	2,177,492	7,886,927
Redemption of operating partnership units to common stock	191	2	—	6,459	—	—	—	(6,461)	—
Allocated net income for the year	—	—	—	—	512,785	—	—	57,192	569,977
Dividends/distributions declared	—	—	—	—	(425,527)	—	—	(49,087)	(474,614)
Shares issued pursuant to stock purchase plan	6	—	—	730	—	—	—	—	730
Net activity from stock option and incentive plan	13	—	—	3,979	—	—	—	27,931	31,910
Sale of interests in property partnerships	—	—	—	1,195	—	—	—	(1,195)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	11,951	11,951
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(51,564)	(51,564)
Effective portion of interest rate contracts	—	—	—	—	—	—	(41,502)	(5,642)	(47,144)
Amortization of interest rate contracts	—	—	—	—	—	—	3,365	386	3,751
Reallocation of noncontrolling interest	—	—	—	15,374	—	—	—	(15,374)	—
Equity, December 31, 2016	153,790	$1,538	$200,000	$6,333,424	$(693,694)	$(2,722)	$(52,251)	$2,145,629	$7,931,924

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$569,977	$799,918	$526,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	694,403	639,542	628,573
Impairment loss	1,783	—	—
Non-cash compensation expense	32,911	29,183	28,099
Income from unconsolidated joint ventures	(8,074)	(22,770)	(12,769)
Gain on sale of investment in unconsolidated joint venture	(59,370)	—	—
Distributions of net cash flow from operations of unconsolidated joint ventures	24,955	8,469	7,372
Losses (gains) from investments in securities	(2,273)	653	(1,038)
Non-cash portion of interest expense	(35,052)	(42,271)	(39,343)
Settlement of accreted debt discount on repurchases/repayments of unsecured senior notes and unsecured exchangeable senior notes	—	—	(94,963)
Losses from early extinguishments of debt	371	21,837	—
Gains on sales of real estate	(80,606)	(375,895)	(168,039)
Change in assets and liabilities:
Cash held in escrows	2,277	(18,284)	3,433
Tenant and other receivables, net	3,688	(46,326)	12,869
Accrued rental income, net	(28,127)	(73,911)	(57,899)
Prepaid expenses and other assets	52,923	(16,877)	20,238
Accounts payable and accrued expenses	15,666	(6,310)	3,903
Accrued interest payable	53,547	26,854	(3,991)
Other liabilities	(106,022)	(34,005)	(57,873)
Tenant leasing costs	(96,103)	(90,396)	(99,076)
Total adjustments	466,897	(507)	169,496
Net cash provided by operating activities	1,036,874	799,411	695,553
Cash flows from investing activities:
Acquisitions of real estate	(78,000)	—	(4,670)
Construction in progress	(500,350)	(374,664)	(405,942)
Building and other capital improvements	(150,640)	(112,755)	(82,479)
Tenant improvements	(230,298)	(144,572)	(106,003)
Proceeds from sales of real estate	122,750	602,600	419,864
Proceeds from sales of real estate and sales of interests in property partnerships placed in escrow	(122,647)	(200,612)	(1,912,347)
Proceeds from sales of real estate and sales of interests in property partnerships released from escrow	122,647	634,165	1,478,794
Cash placed in escrow for land sale contracts	—	(7,111)	—
Cash released from escrow for land sale contracts	1,596	5,312	—
Cash released from escrow for investing activities	6,694	—	—
Capital contributions to unconsolidated joint ventures	(575,795)	(38,207)	(52,052)
Capital distributions from unconsolidated joint ventures	20,440	24,527	1,491
Proceeds from sale of investment in unconsolidated joint venture	55,707	—	—
Investments in marketable securities	—	(667,335)	—
Investments in securities, net	(1,161)	(1,574)	(1,780)
Net cash used in investing activities	(1,329,057)	(280,226)	(665,124)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,326,865)	(54,801)	(87,758)
Proceeds from unsecured senior notes	1,989,790	—	—
Redemption/repurchase of unsecured senior notes	—	—	(548,016)
Redemption/repurchase of unsecured exchangeable senior notes	—	—	(654,521)
Borrowings on unsecured line of credit	25,000	—	—
Repayments of unsecured line of credit	(25,000)	—	—
Payments on capital lease obligations	(745)	(356)	—
Proceeds from real estate financing transaction	—	6,000	14,523
Payments on real estate financing transactions	(5,260)	(3,103)	(234)
Deferred financing costs	(16,121)	(1,510)	(31)
Net proceeds from equity transactions	(271)	799	1,923
Redemption of preferred units	—	(633)	(17,373)
Dividends and distributions	(671,626)	(1,226,199)	(840,264)
Sales of interests in property partnerships and contributions from noncontrolling interests in property partnerships	11,951	2,705	1,536,382
Acquisition of noncontrolling interest in property partnership	—	(108,499)	—
Distributions to noncontrolling interests in property partnerships	(55,474)	(172,949)	(37,118)
Net cash used in financing activities	(74,621)	(1,558,546)	(632,487)
Net decrease in cash and cash equivalents	(366,804)	(1,039,361)	(602,058)
Cash and cash equivalents, beginning of year	723,718	1,763,079	2,365,137
Cash and cash equivalents, end of year	$356,914	$723,718	$1,763,079
Supplemental disclosures:
Cash paid for interest	$433,591	$481,826	$646,516
Interest capitalized	$39,237	$34,213	$52,476
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(206,721)	$(45,455)	$(46,943)
Change in real estate included in accounts payable and accrued expenses	$(1,481)	$74,985	$(1,431)
Real estate acquired through capital lease	$21,000	$—	$—
Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$—	$667,335	$—
Mortgage note payable legally defeased	$—	$640,500	$—
Mortgage note payable assigned in connection with the sale of real estate	$—	$116,993	$—
Dividends and distributions declared but not paid	$130,308	$327,320	$882,472
Conversions of noncontrolling interests to stockholders’ equity	$6,461	$14,343	$2,700
Conversion of redeemable preferred units to common units	$—	$—	$33,306
Issuance of restricted securities to employees and directors	$33,615	$43,355	$27,445

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
As of the end of Boston Properties Limited Partnership’s 2016 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2016 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 116, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2016.

Report of Independent Registered Public Accounting Firm

To the Partners of
Boston Properties Limited Partnership:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Partnership changed the manner in which it accounts for deferred financing charges in 2016.
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

/s/ PricewaterhouseCoopers LLP

Boston, MA
February 28, 2017

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2016	December 31, 2015
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,760,078 at December 31, 2016)	$19,733,872	$19,061,141
Less: accumulated depreciation (amounts related to VIEs of ($758,640) at December 31, 2016)	(4,136,364)	(3,846,816)
Total real estate	15,597,508	15,214,325
Cash and cash equivalents (amounts related to VIEs of $253,999 at December 31, 2016)	356,914	723,718
Cash held in escrows (amounts related to VIEs of $4,955 at December 31, 2016)	63,174	73,790
Investments in securities	23,814	20,380
Tenant and other receivables (amounts related to VIEs of $23,525 at December 31, 2016)	92,548	97,865
Accrued rental income (amounts related to VIEs of $224,185 at December 31, 2016)	799,138	754,883
Deferred charges, net (amounts related to VIEs of $290,436 at December 31, 2016)	686,163	704,867
Prepaid expenses and other assets (amounts related to VIEs of $42,718 at December 31, 2016)	129,666	185,118
Investments in unconsolidated joint ventures	775,198	235,224
Total assets	$18,524,123	$18,010,170
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,018,483 at December 31, 2016)	$2,063,087	$3,435,242
Unsecured senior notes, net	7,245,953	5,264,819
Unsecured line of credit	—	—
Mezzanine notes payable (amounts related to VIEs of $307,093 at December 31, 2016)	307,093	308,482
Outside members’ notes payable (amounts related to VIEs of $180,000 at December 31, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $110,457 at December 31, 2016)	298,524	274,709
Distributions payable	130,308	327,320
Accrued interest payable (amounts related to VIEs of $162,226 at December 31, 2016)	243,933	190,386
Other liabilities (amounts related to VIEs of $175,146 at December 31, 2016)	450,821	483,601
Total liabilities	10,919,719	10,464,559
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—17,079,511 and 16,097,473 common units and 904,588 and 1,831,714 long term incentive units outstanding at redemption value at December 31, 2016 and December 31, 2015, respectively	2,262,040	2,286,689
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2016 and December 31, 2015	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,717,743 and 1,715,092 general partner units and 152,072,432 and 151,864,874 limited partner units outstanding at December 31, 2016 and December 31, 2015, respectively	3,618,094	3,490,899
Noncontrolling interests in property partnerships	1,530,647	1,574,400
Total capital	5,342,364	5,258,922
Total liabilities and capital	$18,524,123	$18,010,170

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31,
	2016	2015	2014
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$2,017,767	$1,964,732	$1,886,339
Recoveries from tenants	358,975	355,508	339,365
Parking and other	100,910	101,981	102,593
Total rental revenue	2,477,652	2,422,221	2,328,297
Hotel revenue	44,884	46,046	43,385
Development and management services	28,284	22,554	25,316
Total revenue	2,550,820	2,490,821	2,396,998
Expenses
Operating
Rental	889,768	872,252	835,290
Hotel	31,466	32,084	29,236
General and administrative	105,229	96,319	98,937
Transaction costs	2,387	1,259	3,140
Impairment loss	1,783	—	—
Depreciation and amortization	682,776	631,549	620,064
Total expenses	1,713,409	1,633,463	1,586,667
Operating income	837,411	857,358	810,331
Other income (expense)
Income from unconsolidated joint ventures	8,074	22,770	12,769
Gain on sale of investment in unconsolidated joint venture	59,370	—	—
Interest and other income	7,230	6,777	8,765
Gains (losses) from investments in securities	2,273	(653)	1,038
Interest expense	(412,849)	(432,196)	(455,743)
Losses from early extinguishments of debt	(371)	(22,040)	(10,633)
Losses from interest rate contracts	(140)	—	—
Income before gains on sales of real estate	500,998	432,016	366,527
Gains on sales of real estate	82,775	377,093	174,686
Net income	583,773	809,109	541,213
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	2,068	(149,855)	(30,561)
Noncontrolling interest—redeemable preferred units	—	(6)	(1,023)
Net income attributable to Boston Properties Limited Partnership	585,841	659,248	509,629
Preferred distributions	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,341	$648,748	$499,129
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.36	$3.79	$2.93
Weighted average number of common units outstanding	171,361	171,139	170,453
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.35	$3.78	$2.92
Weighted average number of common and common equivalent units outstanding	171,623	171,512	170,672

Distributions per common unit	$2.70	$3.85	$7.10

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Net income	$583,773	$809,109	$541,213
Other comprehensive income (loss):
Effective portion of interest rate contracts	(47,144)	(10,302)	—
Amortization of interest rate contracts (1)	3,751	2,510	2,508
Other comprehensive income (loss)	(43,393)	(7,792)	2,508
Comprehensive income	540,380	801,317	543,721
Comprehensive income attributable to noncontrolling interests	2,945	(147,433)	(31,584)
Comprehensive income attributable to Boston Properties Limited Partnership	$543,325	$653,884	$512,137
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 and 2014
(in thousands)

Total Partners’ Capital

Balance at December 31, 2013	$4,187,171
Contributions	652,692
Net income allocable to general and limited partner units	458,767
Distributions	(1,097,523)
Other comprehensive income	2,252
Unearned compensation	3,298
Conversion of redeemable partnership units	2,700
Adjustment to reflect redeemable partnership units at redemption value	(569,441)
Balance at December 31, 2014	3,639,916
Contributions	4,071
Acquisition of redeemable noncontrolling interest in property partnership	(1,586)
Net income allocable to general and limited partner units	592,297
Distributions	(601,594)
Other comprehensive loss	(4,810)
Unearned compensation	1,470
Conversion of redeemable partnership units	14,343
Adjustment to reflect redeemable partnership units at redemption value	40,415
Balance at December 31, 2015	3,684,522
Contributions	3,144
Net income allocable to general and limited partner units	526,581
Distributions	(425,527)
Other comprehensive loss	(38,137)
Unearned compensation	2,760
Conversion of redeemable partnership units	6,461
Adjustment to reflect redeemable partnership units at redemption value	51,913
Balance at December 31, 2016	$3,811,717

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$583,773	$809,109	$541,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	682,776	631,549	620,064
Impairment loss	1,783	—	—
Non-cash compensation expense	32,911	29,183	28,099
Income from unconsolidated joint ventures	(8,074)	(22,770)	(12,769)
Gain on sale of investment in unconsolidated joint venture	(59,370)	—	—
Distributions of net cash flow from operations of unconsolidated joint ventures	24,955	8,469	7,372
Losses (gains) from investments in securities	(2,273)	653	(1,038)
Non-cash portion of interest expense	(35,052)	(42,271)	(39,343)
Settlement of accreted debt discount on repurchases/repayments of unsecured senior notes and unsecured exchangeable senior notes	—	—	(94,963)
Losses from early extinguishments of debt	371	21,837	—
Gains on sales of real estate	(82,775)	(377,093)	(174,686)
Change in assets and liabilities:
Cash held in escrows	2,277	(18,284)	3,433
Tenant and other receivables, net	3,688	(46,326)	12,869
Accrued rental income, net	(28,127)	(73,911)	(57,899)
Prepaid expenses and other assets	52,923	(16,877)	20,238
Accounts payable and accrued expenses	15,666	(6,310)	3,903
Accrued interest payable	53,547	26,854	(3,991)
Other liabilities	(106,022)	(34,005)	(57,873)
Tenant leasing costs	(96,103)	(90,396)	(99,076)
Total adjustments	453,101	(9,698)	154,340
Net cash provided by operating activities	1,036,874	799,411	695,553
Cash flows from investing activities:
Acquisitions of real estate	(78,000)	—	(4,670)
Construction in progress	(500,350)	(374,664)	(405,942)
Building and other capital improvements	(150,640)	(112,755)	(82,479)
Tenant improvements	(230,298)	(144,572)	(106,003)
Proceeds from sales of real estate	122,750	602,600	419,864
Proceeds from sales of real estate and sales of interests in property partnerships placed in escrow	(122,647)	(200,612)	(1,912,347)
Proceeds from sales of real estate and sales of interests in property partnerships released from escrow	122,647	634,165	1,478,794
Cash placed in escrow for land sale contracts	—	(7,111)	—
Cash released from escrow for land sale contracts	1,596	5,312	—
Cash released from escrow for investing activities	6,694	—	—
Capital contributions to unconsolidated joint ventures	(575,795)	(38,207)	(52,052)
Capital distributions from unconsolidated joint ventures	20,440	24,527	1,491
Proceeds from sale of investment in unconsolidated joint venture	55,707	—	—
Investments in marketable securities	—	(667,335)	—
Investments in securities, net	(1,161)	(1,574)	(1,780)
Net cash used in investing activities	(1,329,057)	(280,226)	(665,124)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(1,326,865)	(54,801)	(87,758)
Proceeds from unsecured senior notes	1,989,790	—	—
Redemption/repurchase of unsecured senior notes	—	—	(548,016)
Redemption/repurchase of unsecured exchangeable senior notes	—	—	(654,521)
Borrowings on unsecured line of credit	25,000	—	—
Repayments of unsecured line of credit	(25,000)	—	—
Payments on capital lease obligations	(745)	(356)	—
Proceeds from real estate financing transaction	—	6,000	14,523
Payments on real estate financing transactions	(5,260)	(3,103)	(234)
Deferred financing costs	(16,121)	(1,510)	(31)
Net proceeds from equity transactions	(271)	799	1,923
Redemption of preferred units	—	(633)	(17,373)
Distributions	(671,626)	(1,226,199)	(840,264)
Sales of interests in property partnerships and contributions from noncontrolling interests in property partnerships	11,951	2,705	1,536,382
Acquisition of noncontrolling interest in property partnership	—	(108,499)	—
Distributions to noncontrolling interests in property partnerships	(55,474)	(172,949)	(37,118)
Net cash used in financing activities	(74,621)	(1,558,546)	(632,487)
Net decrease in cash and cash equivalents	(366,804)	(1,039,361)	(602,058)
Cash and cash equivalents, beginning of year	723,718	1,763,079	2,365,137
Cash and cash equivalents, end of year	$356,914	$723,718	$1,763,079
Supplemental disclosures:
Cash paid for interest	$433,591	$481,826	$646,516
Interest capitalized	$39,237	$34,213	$52,476
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(202,388)	$(45,455)	$(46,419)
Change in real estate included in accounts payable and accrued expenses	$(1,481)	$74,985	$(1,431)
Real estate acquired through capital lease	$21,000	$—	$—
Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$—	$667,335	$—
Mortgage note payable legally defeased	$—	$640,500	$—
Mortgage note payable assigned in connection with the sale of real estate	$—	$116,993	$—
Distributions declared but not paid	$130,308	$327,320	$882,472
Conversions of redeemable partnership units to partners’ capital	$6,461	$14,343	$2,700
Conversion of redeemable preferred units to common units	$—	$—	$33,306
Issuance of restricted securities to employees and directors	$33,615	$43,355	$27,445

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership and at December 31, 2016 owned an approximate 89.5% (89.5% at December 31, 2015) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015 and 2016 multi-year, long-term incentive program awards (also referred to as “2013 MYLTIP Units,” “2014 MYLTIP Units,” “2015 MYLTIP Units” and “2016 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and 2013 MYLTIP Units expired on February 6, 2015 and February 4, 2016, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2014, 2015 and 2016 MYLTIP Units differ from other LTIP Units granted to employees (including, as of February 6, 2015, the 2012 OPP Units and, as of February 4, 2016, the 2013 MYLTIP Units). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2014, 2015 and 2016 MYLTIP Units. LTIP Units (including the 2012 OPP Units and the 2013 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 11, 17 and 20).
At December 31, 2016, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with its issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 12).
Properties
At December 31, 2016, the Company owned or had interests in a portfolio of 174 commercial real estate properties (the “Properties”) aggregating approximately 47.7 million net rentable square feet of primarily Class A office properties, including eight properties under construction/redevelopment totaling approximately 4.0 million net rentable square feet. At December 31, 2016, the Properties consisted of:

•	164 Office properties (including six properties under construction/redevelopment);

•	one hotel;

•	five retail properties; and

•	four residential properties (including two properties under construction).

The Company considers Class A office properties to be well located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.
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
Consolidated Variable Interest Entities
As of December 31, 2016, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs are (1) the following 5 in-service properties: 767 Fifth Avenue (the General Motors Building), Time Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) the entity that owns Salesforce Tower, which is currently under development.
The Company consolidates these VIEs as it is the primary beneficiary.  The third parties’ interests in these consolidated entities, with the exception of Boston Properties Limited Partnership, are reflected as noncontrolling interests in property partnerships in the accompanying Consolidated Financial Statements (See Note 11).
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
Variable Interest Entities Not Consolidated
The Company has determined that its BNY Tower Holdings LLC joint venture, which owns Dock 72 at the Brooklyn Navy Yard, is a VIE. The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.

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
Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell.
Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. The components of the property’s net income that are reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). The Company generally considers assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell. On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). ASU 2014-08 clarifies that discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). ASU 2014-08 is effective prospectively for reporting periods beginning after December 15, 2014. Early adoption is permitted, and the Company early adopted ASU 2014-08 during the first quarter of 2014. The Company’s adoption of ASU 2014-08 resulted in the operating results and gains on sales of real estate from operating properties sold during the years ended December 31, 2016, 2015 and 2014 not being reflected within Discontinued Operations in the Company’s Consolidated Statements of Operations (See Note 3).
Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. The Company expenses costs that it incurs to effect a business combination such as legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. The Company’s capitalization policy on development properties is follows the guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate-General.” The costs of land and buildings under development include specifically identifiable costs.
The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2016, 2015 and 2014 were $39.2 million, $34.2 million and $52.5 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2016, 2015 and 2014 were $11.1 million, $10.4 million and $8.5 million, respectively.
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
Investments in Securities
The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2016 and 2015, the Company had maintained approximately $23.8 million and $20.4 million, respectively, in a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $2.3 million, $(0.7) million and $1.0 million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2016, 2015 and 2014, respectively.
Tenant and Other Receivables
Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.
Deferred Charges
Deferred charges include leasing costs and financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Internal leasing salaries and related costs capitalized for the years ended December 31, 2016, 2015 and 2014 were $7.2 million, $5.5 million and $6.0 million, respectively. External fees and costs incurred to obtain long-term financing have been deferred and are being amortized over the terms of the respective loans and are included within interest expense. Unamortized financing and leasing costs are charged to expense upon the early repayment or significant modification of the financing or upon the early termination of the lease, respectively. Fully amortized deferred charges are removed from the books upon the expiration of the lease or maturity of the debt.  On January 1, 2016, the Company adopted ASU 2015-03 “Interest - Imputation of Interst (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and retrospectively applied the guidance to its Mortgage Notes Payable and Unsecured Senior Notes for all periods presented (See Note 4). Unamortized deferred financing costs, which were previously included in Deferred Charges, Net, totaling approximately $2.4 million and $35.3 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2016 and approximately $3.5 million and $24.5 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2015. Net unamortized deferred financing costs associated with the Company’s Unsecured Line of Credit totaling approximately $1.9 million and $3.1 million as of December 31, 2016 and 2015, respectively, continue to be presented within Deferred Charges, Net as there is no balance outstanding.
Investments in Unconsolidated Joint Ventures
The Company consolidates VIEs in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have substantive participating rights. The primary beneficiary is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the variable interest entity’s performance, and (2) the obligation to absorb losses and the right to receive the returns from the variable interest entity that could potentially be significant to the VIE. For ventures that are not VIEs, the Company consolidates entities for which it has significant decision making control over the ventures’ operations. The Company’s judgment with respect to its level of influence or control of an entity involves the consideration of various factors including the form of the Company’s ownership interest, its representation in the entity’s governance, the size of its investment (including loans), estimates of future cash flows, its ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace the Company as manager and/or liquidate the venture, if applicable. The Company’s assessment of its influence or control over an entity affects the presentation of these investments in the Company’s consolidated financial statements. In addition to evaluating control rights, the Company consolidates entities in which the outside partner has no substantive kick-out rights to remove the Company as the managing member.
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
Revenue Recognition
In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $31.7 million, $80.0 million and $63.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.
In accordance with ASC 805, the Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $30.2 million, $35.9 million and $48.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2017	$11,697	$33,871
2018	8,609	32,156
2019	7,100	27,318
2020	5,394	10,736
2021	2,988	6,294
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

The Company’s hotel revenue is derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenue is recognized as earned.
The Company receives management and development fees from third parties. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The Company records development fees as earned depending on the risk associated with each project. The Company recognizes development fees earned from joint venture projects equal to its cost plus profit to the extent of the third party partners’ ownership interest.
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
Ground Leases
The Company has non-cancelable ground lease obligations with various initial term expiration dates through 2114. The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. The future contractual minimum lease payments to be made by the Company as of December 31, 2016, under non-cancelable ground leases which expire on various dates through 2114, are as follows:

Years Ending December 31,	(in thousands)
2017	$12,554
2018	28,781
2019	17,868
2020	9,870
2021	9,492
Thereafter	585,209

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
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a level 1 basis (as defined in ASC 820 "Fair Value Measurements and Disclosures", the accounting standards for Fair Value Measurements and Disclosures) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis (as defined in the accounting standards for Fair

Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs.
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s mortgage notes payable, net, mezzanine notes payable and unsecured senior notes, net and the Company’s corresponding estimate of fair value as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$2,063,087	$2,092,237	$3,435,242	$3,503,746
Mezzanine notes payable	307,093	308,344	308,482	306,103
Unsecured senior notes, net	7,245,953	7,428,077	5,264,819	5,547,738
Total	$9,616,133	$9,828,658	$9,008,543	$9,357,587

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.
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
Stock-Based Employee Compensation Plans
At December 31, 2016, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date" (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. The Company may elect to adopt ASU 2016-12 as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company has commenced the process of adopting ASU 2014-09 for reporting periods beginning after December 15, 2017, including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of ASU 2014-09. The Company expects that executory costs and certain non-lease components of revenue from leases (upon the adoption of ASU 2016-02), tenant service revenue, development and management services revenue, parking revenue and gains on sales of real estate may be impacted by the adoption of ASU 2014-09, although the Company expects that the impact will be to the pattern of revenue recognition and not the total revenue recognized over time. The Company is in the process of evaluating the significance of the impact on the changes in the recognition pattern of its revenue and is still completing its assessment of the overall impact of adopting ASU 2014-09.
In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interst (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. ASU 2015-03 was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years and shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Early adoption is permitted for financial statements that have not been previously issued. On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, which were previously included in Deferred Charges, Net, totaling approximately $2.4 million and $35.3 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2016 and approximately $3.5 million and $24.5 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2015.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for the Company for reporting periods beginning after December 15, 2017. Early adoption is permitted. The adoption of ASU 2016-01 will not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has commenced the process of adopting ASU 2016-02 by forming a project team and beginning to compile an inventory of its leases that will be impacted by the adoption of ASU 2016-02. The Company is still assessing the impact of adopting ASU 2016-02. However, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of ground leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight line basis over the term of the lease. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, the Company expects that it will no longer be able to capitalize its internal leasing wages and instead will expense these costs as incurred.
In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-05”), which provides guidance clarifying that a novation of party to a derivative instrument, whereby one of the parties to a derivative instrument is replaced with another party, does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge criteria continue to be met. ASU 2016-05 is effective for the Company for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-05 will not have a material impact on the Company’s consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with ASU 2016-09, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of ASU 2016-09 will not have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The areas addressed in the new guidance related to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company for reporting periods beginning after December 15, 2017, with early adoption permitted, provided that all of the amendments are adopted in the same period. The adoption of ASU 2016-15 will not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”). ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The adoption of ASU 2016-18 will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”). ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements and shall be applied on a prospective basis. The Company early adopted ASU 2017-01 during the first quarter of 2017. The Company expects that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2016			2015			2014
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.76		90.51%	$2.34		57.97%	$—		—%
Capital gain income	0.29		9.49%	1.70		42.03%	6.82		100.00%
Total	$3.05	(1)	100.00%	$4.04	(2)	100.00%	$6.82	(3)	100.00%
 _____________

(1)
The fourth quarter 2016 regular quarterly dividend was $0.75 per common share of which approximately $0.56 per common share was allocable to 2016 and approximately $0.19 per common share is allocable to 2017.

(2)
The fourth quarter 2015 dividend of $1.90 per common share consists of a $1.25 per common share special dividend and a $0.65 per common share regular quarterly dividend. Approximately $1.35 per common share was allocable to 2015 and approximately $0.55 per common share is allocable to 2016.

(3)
The fourth quarter 2014 dividend of $5.15 per common share consists of a $4.50 per common share special dividend and a $0.65 per common share regular quarterly dividend. Approximately $4.41 per common share was allocable to 2014 and approximately $0.74 per common share is allocable to 2015.

Income Taxes
Boston Properties, Inc. has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties, Inc.’s consolidated taxable REIT subsidiaries. Boston Properties, Inc.’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties, Inc. has no uncertain tax positions recognized as of December 31, 2016 and 2015.

The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties, Inc. has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.
The net difference between the tax basis and the reported amounts of Boston Properties, Inc.’s assets and liabilities is approximately $1.7 billion and $1.6 billion as of December 31, 2016 and 2015, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in Boston Properties, Inc.’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income (unaudited):

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Boston Properties, Inc.	$512,785	$583,106	$443,611
Straight-line rent and net “above-” and “below-market” rent adjustments	(65,861)	(92,483)	(91,733)
Book/Tax differences from depreciation and amortization	235,819	307,115	239,681
Book/Tax differences from interest expense	(36,223)	(43,349)	(43,148)
Book/Tax differences on gains/(losses) from capital transactions	(70,880)	(74,482)	943,778	(1)
Book/Tax differences from stock-based compensation	33,463	22,008	32,483
Tangible Property Regulations (2)	(104,783)	(74,887)	(442,650)
Other book/tax differences, net	(6,121)	(15,259)	(7,945)
Taxable income	$498,199	$611,769	$1,074,077
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

Boston Properties Limited Partnership
Income Taxes
The partners are required to report their respective share of Boston Properties Limited Partnership’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties Limited Partnership’s consolidated taxable REIT subsidiaries. Boston Properties Limited Partnership’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties Limited Partnership has no uncertain tax positions recognized as of December 31, 2016 and 2015.

The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties Limited Partnership has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.
The net difference between the tax basis and the reported amounts of Boston Properties Limited Partnership’s assets and liabilities is approximately $2.7 billion and $2.6 billion as of December 31, 2016 and 2015, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in Boston Properties Limited Partnership’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income (unaudited):

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$585,841	$659,248	$509,629
Straight-line rent and net “above-” and “below-market” rent adjustments	(73,604)	(103,227)	(102,319)
Book/Tax differences from depreciation and amortization	245,239	329,629	253,590
Book/Tax differences from interest expense	(40,481)	(48,385)	(48,128)
Book/Tax differences on gains/(losses) from capital transactions	(69,683)	(67,602)	1,065,518	(1)
Book/Tax differences from stock-based compensation	37,397	24,565	36,232
Tangible Property Regulations (2)	(117,102)	(83,587)	(493,731)
Other book/tax differences, net	(3,387)	(14,561)	(11,403)
Taxable income	$564,220	$696,080	$1,209,388
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

3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at December 31 (in thousands):

	2016	2015
Land	$4,879,020	$4,806,021
Land held for future development (1)	246,656	252,195
Buildings and improvements	11,890,626	11,709,285
Tenant improvements	2,060,315	1,920,247
Furniture, fixtures and equipment	32,687	29,852
Construction in progress	1,037,959	763,935
Total	20,147,263	19,481,535
Less: Accumulated depreciation	(4,222,235)	(3,925,894)
	$15,925,028	$15,555,641
_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at December 31 (in thousands):

	2016	2015
Land	$4,774,460	$4,700,793
Land held for future development (1)	246,656	252,195
Buildings and improvements	11,581,795	11,394,119
Tenant improvements	2,060,315	1,920,247
Furniture, fixtures and equipment	32,687	29,852
Construction in progress	1,037,959	763,935
Total	19,733,872	19,061,141
Less: Accumulated depreciation	(4,136,364)	(3,846,816)
	$15,597,508	$15,214,325
_______________

(1)	Includes pre-development costs.
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

	Acquired In-Place Lease Intangibles	Acquired Below- Market Lease Intangible
Period from April 22, 2016 through December 31, 2016	$296	$(589)
2017	444	(884)
2018	444	(884)
2019	444	(884)
2020	444	(884)

3625-3635 Peterson Way contributed approximately $3.9 million of revenue and approximately $0.2 million of earnings to the Company for the period from April 22, 2016 through December 31, 2016.
Dispositions
On February 1, 2016, the Company completed the sale of its 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million. Net cash proceeds totaled approximately $104.9 million, resulting in a gain on sale of real estate totaling approximately $60.8 million for Boston Properties, Inc. and approximately $63.0 million for Boston Properties Limited Partnership. As part of its lease signed on July 14, 2004, the tenant was granted a fixed-price option to purchase the building at the beginning of the 11th lease year, which option was exercised by the tenant on October 22, 2014. 415 Main Street is an office property with approximately 231,000 net rentable square feet. 415 Main Street contributed approximately $1.2 million of net income to the Company for the period from January 1, 2016 through January 31, 2016 and contributed approximately $8.3 million and $8.2 million of net income to the Company for the years ended December 31, 2015 and 2014, respectively.
On August 16, 2016, the Company completed the sale of a parcel of land within its Broad Run Business Park property located in Loudoun County, Virginia for a gross sale price of approximately $18.0 million. Net cash proceeds totaled approximately $17.9 million, resulting in a gain on sale of real estate totaling approximately $13.0 million.
On September 27, 2016, the Company executed a letter of intent for the sale of the remaining parcel of land at its Washingtonian North property located in Gaithersburg, Maryland. The letter of intent caused the Company to reevaluate its strategy for the land and, based on a shorter than expected hold period, the Company reduced the carrying value of the land to the estimated net sales price and recognized an impairment loss of approximately $1.8 million during the year ended December 31, 2016. On November 14, 2016, the Company executed an agreement for the sale of the land for a sale price of approximately $7.8 million. The sale is subject to the receipt of certain approvals and the satisfaction of customary closing conditions and there can be no assurance that the sale will be consummated on the terms currently contemplated or at all.
Development/Redevelopment
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
On August 19, 2016, the consolidated entity in which the Company has a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex, which will be called 159 East 53rd Street. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. The Company will capitalize incremental costs during the redevelopment. Boston Properties, Inc. and Boston Properties Limited Partnership recognized approximately $50.8 million and $47.6 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. Approximately $21.4 million of those amounts was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations.

On September 16, 2016, the Company partially placed in-service 888 Boylston Street, a Class A office project with approximately 425,000 net rentable square feet located in Boston, Massachusetts.
On November 7, 2016, the Company entered into a 15-year lease with a tenant for approximately 476,500 net rentable square feet of Class A office space in a build-to-suit development project to be located at the Company’s 145 Broadway property at Kendall Center in Cambridge, Massachusetts. 145 Broadway currently consists of an approximately 80,000 net rentable square foot Class A office property that will be demolished and developed into an approximately 486,000 net rentable square foot Class A office property, including approximately 9,500 net rentable square feet of retail space. The commencement of the redevelopment project is subject to the receipt of the remaining necessary approvals, and the Company currently expects to begin the project in the second quarter of 2017 with the relocation of an existing tenant to another property within the Company’s portfolio. The Company expects the building will be available for occupancy by the new tenant during the fourth quarter of 2019. There can be no assurance that the project will commence or that the building will be available for occupancy on the anticipated schedule or at all.
On December 29, 2016, the Company commenced the redevelopment of 191 Spring Street, a Class A office project with approximately 160,000 net rentable square feet located in Lexington, Massachusetts.
Option and Development Agreements
On October 24, 2016, the Company entered into an option agreement that will allow it to ground lease, with the future right to purchase, real property adjacent to the MacArthur BART station located in Oakland, California, that could support the development of a 400-unit residential building and supporting retail space.
On December 6, 2016, the Company entered into a development agreement with The George Washington University to pursue the development of a Class A office property with approximately 482,000 net rentable square feet on land parcels located at 2100 Pennsylvania Avenue in Washington, DC. The development agreement provides for the execution of a 75-year ground lease for the property upon completion of the entitlement process and relocation of existing tenants anticipated to occur in 2019. The Company has made a deposit of $15.0 million that, upon execution of the ground lease, will be credited against ground rent under the ground lease.
Lease Terminations
On February 3, 2016, the Company entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at its 250 West 55th Street property located in New York City. The lease was scheduled to expire on February 28, 2035. In consideration for the termination of the lease, the tenant paid the Company approximately $45.0 million, which was recognized as termination income and is included in Base Rent in the Consolidated Statements of Operations for the year ended December 31, 2016.
4. Deferred Charges
Deferred charges consisted of the following at December 31 (in thousands):

	2016	2015
Leasing costs, including lease related intangibles	$1,132,092	$1,123,105
Financing costs	6,094	6,094
	1,138,186	1,129,199
Less: Accumulated amortization	(452,023)	(424,332)
	$686,163	$704,867
On January 1, 2016, the Company adopted ASU 2015-03 and retrospectively applied the guidance to its Mortgage Notes Payable and Unsecured Senior Notes for all periods presented (See Note 2). Unamortized deferred financing costs, which were previously included in Deferred Charges, Net, totaling approximately $2.4 million and $35.3 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2016 and approximately $3.5 million and $24.5 million are included in Mortgage Notes Payable, Net and Unsecured Senior Notes, Net, respectively, as of December 31, 2015. Net unamortized deferred financing costs associated with the Company's Unsecured Line of Credit totaling approximately $1.9 million and $3.1 million as of December 31, 2016 and 2015, respectively, continue to be presented within Deferred Charges, Net as there is no balance outstanding.

The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2017	$37,547
2018	32,831
2019	26,556
2020	13,885
2021	8,365
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2016 and 2015:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2016	December 31, 2015
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(8,134)	$(9,951)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.0%	(2)	2,004	9,179
901 New York LLC	901 New York Avenue	25.0%	(3)	(10,564)	(11,958)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(4)	41,605	43,524
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(5)	20,539	29,009
540 Madison Venture LLC	540 Madison Avenue	60.0%		67,816	68,983
500 North Capitol LLC	500 North Capitol Street, NW	30.0%		(3,389)	(3,292)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,528	42,584
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		29,869	18,508
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		20,803	N/A
Hotel Tower Developer LLC	The Hub on Causeway - Hotel	50.0%		933	N/A
1265 Main Office JV LLC	1265 Main Street	50.0%		4,779	11,916
BNY Tower Holdings LLC	Dock 72 at the Brooklyn Navy Yard	50.0%	(7)	33,699	11,521
CA-Colorado Center Limited Partnership	Colorado Center	49.8%		510,623	N/A
				$753,111	$210,023
 _______________

(1)
Investments with deficit balances aggregating approximately $22.1 million and $25.2 million at December 31, 2016 and 2015, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

(2)	On October 20, 2016, the Company sold a 31% ownership interest in this joint venture.

(3)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(4)	The Company’s wholly-owned entity that owns the office component of the project also owns a 33.3% interest in the entity owning the land, parking garage and infrastructure of the project.

(5)	The joint venture owns four in-service buildings and two undeveloped land parcels.

(6)
Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

(7)	This entity is a VIE (See Note 2).
Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exceptions under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. Under certain of the Company's joint ventures agreements, if certain return thresholds are achieved the partners will be entitled to an additional promoted interest or payments.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Real estate and development in process, net	$1,519,217	$1,072,412
Other assets	297,263	252,285
Total assets	$1,816,480	$1,324,697
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$865,665	$830,125
Other liabilities	67,167	44,549
Members’/Partners’ equity	883,648	450,023
Total liabilities and members’/partners’ equity	$1,816,480	$1,324,697
Company’s share of equity	$450,662	$237,070
Basis differentials (1)	302,449	(27,047)
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$753,111	$210,023
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At December 31, 2016, there is an aggregate basis differential of approximately $328.8 million between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $22.1 million and $25.2 million at December 31, 2016 and 2015, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the year ended December 31,
	2016	2015	2014
	(in thousands)
Total revenue (1)	$177,182	$155,642	$158,161
Expenses
Operating	76,741	65,093	62,974
Depreciation and amortization	44,989	36,057	37,041
Total expenses	121,730	101,150	100,015
Operating income	55,452	54,492	58,146
Other income (expense)
Interest expense	(34,016)	(32,176)	(31,896)
Net income	$21,436	$22,316	$26,250

Company’s share of net income (2)	$9,873	$22,031	$11,913
Basis differential (3)	(1,799)	739	856
Income from unconsolidated joint ventures	$8,074	$22,770	$12,769

Gain on sale of investment in unconsolidated joint venture	$59,370	$—	$—
_______________

(1)	Includes straight-line rent adjustments of approximately $18.1 million, $3.9 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
During the year ended December 31, 2015, the Company received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the refinancing of 901 New York Avenue’s mortgage loan to a new 10-year mortgage loan totaling $225.0 million. The Company’s allocation of income and distributions for the year ended December 31, 2015 was not proportionate to its nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement.

(3)	Includes the Company’s share of straight-line rent adjustments of approximately $1.4 million and net below-market rent adjustments of approximately $0.9 million for the year ended December 31, 2016.
On April 11, 2016, a joint venture in which the Company has a 50% interest received a notice of event of default from the lender for the loan collateralized by its Annapolis Junction Building One property. The event of default relates to the loan to value ratio not being in compliance with the loan agreement. The loan has an outstanding balance of approximately $39.6 million, is non-recourse to the Company, bears interest at a variable rate equal to LIBOR plus 1.75% per annum and has a stated maturity date of March 31, 2018, with one, three-year extension option, subject to certain conditions including that the loan is not in default. On October 17, 2016, the lender notified the joint venture that it has elected to charge the default interest rate on the loan equal to LIBOR plus 5.75% per annum. The joint venture is currently in discussions with the lender regarding the event of default, although there can be no assurance as to the outcome of those discussions. The estimated fair value of the Company’s investment in the unconsolidated joint venture exceeds its carrying value. Annapolis Junction Building One is a Class A office property with approximately 118,000 net rentable square feet located in Annapolis, Maryland.
On July 1, 2016, the Company entered the Los Angeles market through its acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center located in Santa Monica, California for a gross purchase price of approximately $511.1 million, or approximately $503.6 million in cash net of credits for free rent, unfunded leasing costs and other adjustments. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,184,000 net rentable square feet with an underground parking garage for 3,100 vehicles. The following table summarizes the allocation of the Company’s aggregate purchase price for its 49.8% interest in Colorado Center at the date of acquisition (in thousands).

Land and improvements	$189,597
Site improvements	9,050
Building and improvements	259,592
Tenant improvements	17,234
In-place lease intangibles	43,157
Above-market lease intangible	819
Below-market lease intangible	(16,461)
Net assets	$502,988
On October 1, 2016, a joint venture in which the Company has a 50% interest completed and fully placed in-service 1265 Main Street, a Class A office project with approximately 115,000 net rentable square feet located in Waltham, Massachusetts. On December 8, 2016, the joint venture obtained mortgage financing totaling $40.4 million collateralized by the property. The mortgage loan bears interest at a fixed rate of 3.77% per annum and matures on January 1, 2032.
On October 20, 2016, the Company and its partner in the unconsolidated joint venture that owns Metropolitan Square located in Washington, DC, completed the sale of an 80% interest in the joint venture for a gross sale price of approximately $282.4 million, including the assumption by the buyer of its pro rata share of the mortgage loan collateralized by the property totaling approximately $133.4 million. In addition, the buyer agreed to assume certain unfunded leasing costs totaling approximately $14.2 million. Net proceeds to the Company totaled approximately $58.2 million, resulting in a gain on sale of investment totaling approximately $59.4 million. Prior to the sale, the Company owned a 51% interest and its partner owned a 49% interest in the joint venture. Following the sale, the Company continues to own a 20% interest in the joint venture with the buyer owning the remaining 80%. Metropolitan Square is an approximately 607,000 net rentable square foot Class A office property.
On November 15, 2016, a joint venture in which the Company has a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the loan had an outstanding balance of approximately $12.9 million and was scheduled to mature on November 17, 2016. The extended loan has a total commitment amount of approximately $15.4 million, bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on November 17, 2018. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.

On November 28, 2016, the Company entered into a joint venture with the partner at its North Station development to acquire the air rights for the future development of a hotel property at the site. The joint venture partner contributed an air rights parcel and improvements, with a fair value of approximately $7.4 million, for its initial 50% interest in the joint venture. The Company contributed improvements totaling approximately $0.7 million and will contribute cash totaling approximately $6.7 million for its initial 50% interest. On November 28, 2016, the joint venture entered into a 99-year air rights lease with a third-party hotel developer/operator. In addition, on November 28, 2016, the Company and its partner entered into a joint venture to acquire the air rights for the future development of a residential tower at the site, consisting of an approximately 40-story residential tower totaling approximately 320,000 rentable square feet comprised of 440 apartment units. The joint venture partner contributed an air rights parcel, with a fair value of approximately $24.2 million, for its initial 50% interest in the joint venture. The Company contributed cash and improvements totaling approximately $17.7 million and will contribute cash totaling approximately $6.5 million for its initial 50% interest.
On December 7, 2016, two joint ventures, in which the Company has a 50% interest in each, combined and extended mortgage loans totaling approximately $21.6 million and $15.1 million collateralized by Annapolis Junction Building Seven and Building Eight, respectively. On April 4, 2016, the mortgage loan collateralized by Annapolis Junction Building Seven had been extended from April 4, 2016 to April 4, 2017, with one, one-year extension option, subject to certain conditions, and bore interest at a variable rate equal to LIBOR plus 1.65% per annum. The mortgage loan collateralized by Annapolis Junction Building Eight bore interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on June 23, 2017, with two, one-year extension options, subject to certain conditions. The new mortgage loan has a total commitment amount of approximately $42.0 million, with an initial balance totaling approximately $36.7 million, bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on December 7, 2019, with three, one-year extension options, subject to certain conditions. Annapolis Junction Building Seven and Building Eight are Class A office properties with approximately 127,000 and 126,000 net rentable square feet, respectively, located in Annapolis, Maryland.
On December 19, 2016, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $250.0 million collateralized by its Dock 72 development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020, with two, one-year extension options, subject to certain conditions.  As of December 31, 2016, there have been no amounts drawn under the loan. Dock 72 is a Class A office project with approximately 670,000 net rentable square feet located in Brooklyn, New York.
6. Mortgage Notes Payable
The Company had outstanding mortgage notes payable totaling approximately $2.1 billion and $3.4 billion as of December 31, 2016 and 2015, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through April 10, 2022.
Fixed rate mortgage notes payable totaled approximately $2.1 billion and $3.4 billion at December 31, 2016 and 2015, respectively, with contractual interest rates ranging from 4.75% to 7.69% per annum at December 31, 2016 and 2015 (with a weighted-average interest rate of 5.59% and 5.69% per annum (excluding the mezzanine notes payable) at December 31, 2016 and 2015, respectively).
There were no variable rate mortgage loans at December 31, 2016 and 2015. As of December 31, 2016 and 2015, the LIBOR rate was 0.77% and 0.43%, respectively.
On April 11, 2016, the Company used available cash to repay the mortgage loan collateralized by its Fountain Square property located in Reston, Virginia totaling approximately $211.3 million. The mortgage loan bore interest at a fixed rate of 5.71% per annum and was scheduled to mature on October 11, 2016. There was no prepayment penalty.
On September 1, 2016, the Company used a portion of the net proceeds from Boston Properties Limited Partnership’s August 2016 offering of senior unsecured notes (See Note 8) and available cash to repay the mortgage loan collateralized by its 599 Lexington Avenue property located in New York City totaling $750.0 million. The mortgage loan bore interest at a fixed rate of 5.57% per annum (5.41% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on March 1, 2017. There was no prepayment penalty. The Company recognized a gain from early extinguishment of debt totaling approximately $0.4 million consisting of the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss, offset by the write-off of unamortized deferred financing costs.
On September 1, 2016, the Company used a portion of the net proceeds from Boston Properties Limited Partnership’s August 2016 offering of senior unsecured notes (See Note 8) and available cash to repay the mortgage loan collateralized by its Embarcadero Center Four property located in San Francisco, California totaling approximately $344.8 million. The mortgage loan bore interest at a fixed rate of 6.10% per annum (7.02% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on December 1, 2016. There was no prepayment penalty. The Company recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs and the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss.
One mortgage loan totaling approximately $1.3 billion at December 31, 2016 and two mortgage loans totaling approximately $1.5 billion at December 31, 2015 have been accounted for at their fair values on the dates the mortgage loans were assumed in connection with the acquisition or consolidation of real estate. The impact of recording the mortgage loans at fair value resulted in a decrease to interest expense of approximately $46.4 million, $55.0 million and $52.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. The cumulative liability related to the fair value adjustments was $33.8 million and $80.2 million at December 31, 2016 and 2015, respectively, and is included in mortgage notes payable, net in the Consolidated Balance Sheets.
Contractual aggregate principal payments of mortgage notes payable at December 31, 2016 are as follows:

Principal Payments
(in thousands)
2017	$1,317,654
2018	18,633
2019	19,670
2020	20,766
2021	40,182
Thereafter	614,710
Total aggregate principal payments	2,031,615
Unamortized balance of historical fair value adjustment	33,830
Deferred financing costs, net	(2,358)
Total carrying value of mortgage notes payable, net	$2,063,087

The mortgage debt maturities through the end of 2017 include the indebtedness of the consolidated entity in which the Company has a 60% interest and which is collateralized by 767 Fifth Avenue (the General Motors Building) in New York City totaling $1.3 billion. In addition, the consolidated entity has outstanding mezzanine indebtedness totaling $306.0 million.  These loans have a weighted-average fixed interest rate of approximately 5.96% per annum and mature in October 2017 and may be prepaid without penalty beginning in June 2017.  The Company anticipates approaching the debt markets for the refinancing in the first half of 2017.  Based on management’s historical experience in the mortgage debt market, the building’s current cash flow is sufficient to support a refinancing of the current outstanding indebtedness while maintaining a reasonable loan-to-value ratio, although there can be no assurance that the refinancing will occur on the terms currently contemplated or at all.
7. Derivative Instruments and Hedging Activities
On February 19, 2015, Boston Properties Limited Partnership commenced a planned interest rate hedging program. During the year ended December 31, 2015, Boston Properties Limited Partnership entered into 17 forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. On August 17, 2016, in conjunction with Boston Properties Limited Partnership’s offering of its 2.750% senior unsecured notes due 2026 (See Note 8), the Company terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $49.3 million. The Company recognized approximately $0.1 million of losses on interest rate contracts during the year ended December 31, 2016 related to the partial ineffectiveness of the interest rate contracts. The Company will reclassify into earnings, as an increase to interest expense, approximately $49.2 million (or approximately $4.9 million per year over the 10-year term of the 2.750% senior unsecured notes due 2026) of the amounts recorded in the consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts.

767 Fifth Partners LLC, which is a subsidiary of the consolidated entity (in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City), entered into 16 forward-starting interest rate swap contracts (including two contracts entered into during the year ended December 31, 2016 with notional amounts aggregating $50.0 million), that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027.
767 Fifth Avenue Partners LLC’s interest rate swap contracts consisted of the following at December 31, 2016 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Strike Rate Range			Balance Sheet Location	Fair Value
				Low		High
767 Fifth Partners LLC:
Interest Rate Swaps	$350,000	June 7, 2017	June 7, 2027	2.418%	-	2.950%	Other Liabilities	$(8,773)
Interest Rate Swaps	100,000	June 7, 2017	June 7, 2027	2.336%	-	2.388%	Prepaid Expenses and Other Assets	509
	$450,000							$(8,264)
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
Boston Properties Limited Partnership entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company’s 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017. Boston Properties Limited Partnership has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Boston Properties Limited Partnership also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. 767 Fifth Partners LLC has agreements with each of its derivative counterparties that contain a provision where it could be declared in default on its derivative obligations if repayment of its indebtedness is accelerated by the lender due to its default on the indebtedness. As of December 31, 2016, the fair value of 767 Fifth Partners LLC’s derivatives is in a net liability position, excluding any adjustment for nonperformance risk and excluding accrued interest, related to these agreements of approximately $8.7 million. As of December 31, 2016, 767 Fifth Partners LLC has not posted any collateral related to these agreements. If 767 Fifth Partners LLC had breached any of these provisions at December 31, 2016, it could have been required to settle its obligations under the agreements at their termination value of approximately $8.7 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. The Company classifies cash flows related to derivative instruments within its Consolidated Statements of Cash Flows consistent with the nature of the hedged item. 767 Fifth Partners LLC has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $8.8 million in Other Liabilities and approximately $0.5 million in Prepaid Expenses and Other Assets and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. During the year ended December 31, 2016, 767 Fifth Partners LLC did not record any hedge ineffectiveness. 767 Fifth Partners LLC expects that within the next twelve months it will reclassify into earnings as an increase to interest expense approximately $0.5 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts in effect and as of December 31, 2016.
The following table presents the location in the financial statements of the losses recognized related to the Company’s cash flow hedges for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016		2015	2014
	(in thousands)
Amount of loss related to the effective portion recognized in other comprehensive loss	$(47,144)		$(10,302)	$—
Amount of loss related to the portion subsequently reclassified to earnings	$(3,751)	(1)	$(2,510)	$(2,508)
Amount of loss related to the ineffective portion and amount excluded from effectiveness testing	$(140)		$—	$—
___________

(1)
During the year ended December 31, 2016, the Company accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amounts were a loss of approximately $0.2 million and are included in the table above.

Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$(11,556)
Amortization of interest rate contracts	2,508
Other comprehensive income attributable to noncontrolling interests	(256)
Balance at December 31, 2014	(9,304)
Effective portion of interest rate contracts	(10,302)
Amortization of interest rate contracts	2,510
Other comprehensive loss attributable to noncontrolling interests	2,982
Balance at December 31, 2015	(14,114)
Effective portion of interest rate contracts	(47,144)
Amortization of interest rate contracts	3,751
Other comprehensive loss attributable to noncontrolling interests	5,256
Balance at December 31, 2016	$(52,251)

Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$(15,481)
Amortization of interest rate contracts	2,508
Balance at December 31, 2014	(12,973)
Effective portion of interest rate contracts	(10,302)
Amortization of interest rate contracts	2,510
Other comprehensive loss attributable to noncontrolling interests in property partnership	2,428
Balance at December 31, 2015	(18,337)
Effective portion of interest rate contracts	(47,144)
Amortization of interest rate contracts	3,751
Other comprehensive loss attributable to noncontrolling interests in property partnership	877
Balance at December 31, 2016	$(60,853)

8. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2016 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(18,783)
Deferred financing costs, net			(35,264)
Total			$7,245,953
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2016, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
On January 20, 2016, Boston Properties Limited Partnership completed a public offering of $1.0 billion in aggregate principal amount of its 3.650% unsecured senior notes due 2026. The notes were priced at 99.708% of the principal amount to yield an effective rate (including financing fees) of approximately 3.766% per annum to maturity. The notes will mature on February 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.9 million after deducting underwriting discounts and transaction expenses.

On August 17, 2016, Boston Properties Limited Partnership completed a public offering of $1.0 billion in aggregate principal amount of its 2.750% unsecured senior notes due 2026. The notes were priced at 99.271% of the principal amount to yield an effective rate, including financing fees and the impact of the settlement of certain forward-starting interest rate swap contracts (See Note 7), of approximately 3.495% per annum to maturity. The notes will mature on October 1, 2026, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $984.7 million after deducting underwriting discounts and transaction expenses.
9. Unsecured Line of Credit
Boston Properties Limited Partnership has a $1.0 billion revolving credit facility (the “Unsecured Line of Credit”) with a maturity date of July 26, 2018. Boston Properties Limited Partnership may increase the total commitment to $1.5 billion, subject to syndication of the increase and other conditions. At Boston Properties Limited Partnership’s option, loans outstanding under the Unsecured Line of Credit will bear interest at a rate per annum equal to (1), in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on Boston Properties Limited Partnership’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on Boston Properties Limited Partnership’s credit rating. The Unsecured Line of Credit also contains a competitive bid option that allows banks that are part of the lender consortium to bid to make loan advances to Boston Properties Limited Partnership at a reduced interest rate. In addition, Boston Properties Limited Partnership is also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on Boston Properties Limited Partnership’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on Boston Properties Limited Partnership’s current credit rating, the LIBOR and CDOR margin is 1.00%, the alternate base rate margin is 0.0% and the facility fee is 0.15%. At December 31, 2016 and 2015, there were no amounts outstanding on the Unsecured Line of Credit.
The terms of the Unsecured Line of Credit require that Boston Properties Limited Partnership maintain a number of customary financial and other covenants on an ongoing basis, including: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2016, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $12.3 million.
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
In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated joint venture entity’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of December 31, 2016, the maximum funding obligation under the guarantee was approximately $41.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.

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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. On September 18, 2014, the Company received an initial distribution totaling approximately $7.7 million, which is included in Base Rent in the Consolidated Statements of Operations for the year ended December 31, 2014. On March 11, 2015, the Company received a second interim distribution totaling approximately $4.5 million, which is included in Base Rent in the Consolidated Statements of Operations for the year ended December 31, 2015. On September 9, 2015, the Company received a third interim distribution totaling approximately $3.6 million, which is also included in Base Rent in the Consolidated Statements of Operations for the year ended December 31, 2015. On July 5, 2016, the Company received a fourth interim distribution totaling approximately $1.4 million, which is included in Base Rent in the Consolidated Statements of Operations for the year ended December 31, 2016, leaving a remaining claim of approximately $28.0 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at December 31, 2016.
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
The Company carries insurance coverage on its properties, including those under development, of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. Certain properties owned in joint ventures with third parties are insured by the third party partner with insurance coverage of types and in amounts and with deductibles the Company believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company’s portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2016, the program trigger was $120 million and the coinsurance was 16%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco and Los Angeles regions (excluding Salesforce Tower) with a $170 million per occurrence limit and a $170 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The builders risk policy maintained for the development of Salesforce Tower in San Francisco includes a $60 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.
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
Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations, it is the Company’s practice to investigate the nature and extent of detected contamination, including potential issues associated with contaminant migration, assess potential liability risks and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition, deal structure and/or development of the property. For example, the Company owns a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. The Company has developed an office park on this property. Prior to and during redevelopment activities, the Company engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.
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
11. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2016, the noncontrolling interests in Boston Properties Limited Partnership consisted of 17,079,511 OP Units, 904,588 LTIP Units (including 166,629 2012 OPP Units and 93,928 2013 MYLTIP Units), 474,415 2014 MYLTIP Units, 367,218 2015 MYLTIP Units and 473,360 2016 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Redeemable Preferred Units
On March 11, 2014, Boston Properties Limited Partnership notified the holders of the outstanding Series Two Preferred Units that it had elected to redeem all of such Series Two Preferred Units on May 12, 2014. As a result of Boston Properties Limited Partnership's election to redeem the units, as of May 12, 2014, the holders of all remaining 666,116 Series Two Preferred Units converted such units into an aggregate of 874,168 OP Units. The Series Two Preferred Units bore a preferred distribution equal to the greater of (1) the distribution which would have been paid in respect of the Series Two Preferred Unit had such Series Two Preferred Unit been converted into an OP Unit (including both regular and special distributions) or (2) 6.00% per annum on a liquidation preference of $50.00 per unit, and were convertible into OP Units at a rate of $38.10 per Preferred Unit (1.312336 OP Units for each Preferred Unit). Due to the holders’ redemption option existing outside the control of the Company, the Series Two Preferred Units were presented outside of permanent equity in the Company’s Consolidated Balance Sheets.
On June 25, 2015, Boston Properties Limited Partnership redeemed the remaining 12,667 Series Four Preferred Units for cash totaling approximately $0.6 million, plus accrued and unpaid distributions. The Series Four Preferred Units bore a preferred distribution equal to 2.00% per annum on a liquidation preference of $50.00 per unit and were not convertible into OP Units. The holders of Series Four Preferred Units had the right, at certain times and subject to certain conditions set forth in the Certificate of Designations establishing the rights, limitations and preferences of the Series Four Preferred Units, to require Boston Properties Limited Partnership to redeem all of their units for cash at the redemption price of $50.00 per unit. Boston Properties Limited Partnership also had the right, at certain times and subject to certain conditions, to redeem all of the Series Four Preferred Units for cash at the redemption price of $50.00 per unit. In order to secure the performance of certain post-issuance obligations by the holders, all of such outstanding Series Four Preferred Units were subject to forfeiture pursuant to the terms of a pledge agreement and not eligible for redemption until the security interest was released and unless such security interest is released. On May 19, 2014, Boston Properties Limited Partnership released to the holders 319,687 Series Four Preferred Units that were previously subject to the security interest. On July 3, 2014, Boston Properties Limited Partnership redeemed such units for cash totaling approximately $16.0 million. On October 16, 2014, Boston Properties Limited Partnership released to the holders 27,773 Series Four Preferred Units that were previously subject to the security interest under the pledge agreement. On November 5, 2014, Boston Properties Limited Partnership redeemed such units for cash totaling approximately $1.4 million. Due to the holders’ redemption option existing outside the control of the Company, the Series Four Preferred Units were presented outside of permanent equity in the Company’s Consolidated Balance Sheets.

Boston Properties, Inc.
The following table reflects the activity of the noncontrolling interests—redeemable preferred units of Boston Properties, Inc. for the years ended December 31, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$51,312
Net income	1,023
Distributions	(1,023)
Redemption of redeemable preferred units (Series Four Preferred Units)	(17,373)
Conversion of redeemable preferred units (Series Two Preferred Units) to common units	(33,306)
Balance at December 31, 2014	633
Net income	6
Distributions	(6)
Redemption of redeemable preferred units (Series Four Preferred Units)	(633)
Balance at December 31, 2015	$—
Boston Properties Limited Partnership
The following table reflects the activity of the noncontrolling interests—redeemable preferred units of Boston Properties Limited Partnership for the years ended December 31, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$105,746
Net income	1,023
Distributions	(1,023)
Redemption of redeemable preferred units (Series Four Preferred Units)	(17,373)
Reallocation of partnership interest (1)	(87,740)
Balance at December 31, 2014	633
Net income	6
Distributions	(6)
Redemption of redeemable preferred units (Series Four Preferred Units)	(633)
Balance at December 31, 2015	$—
_____________

(1)	Includes the conversion of 666,116 Series Two Preferred Units into 874,168 OP Units during the year ended December 31, 2014.
Noncontrolling Interest—Redeemable Interest in Property Partnership
On October 4, 2012, the Company completed the formation of a joint venture, that owns and operates Fountain Square located in Reston, Virginia. The joint venture partner contributed the property valued at approximately $385.0 million and related mortgage indebtedness totaling approximately $211.3 million for a 50% interest in the joint venture. The Company contributed cash totaling approximately $87.0 million for its 50% interest, which cash was distributed to the joint venture partner. Pursuant to the joint venture agreement (i) the Company had rights to acquire the partner’s 50% interest and (ii) the partner had the right to cause the Company to acquire the partner’s interest on January 4, 2016, in each case at a fixed price totaling approximately $102.0 million in cash. The fixed price option rights were to expire on January 31, 2016. The Company was consolidating this joint venture due to the Company’s right to acquire the partner’s 50% interest. The Company recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company.  The Company was accreting the changes in the redemption value quarterly over the period from the acquisition date to the earliest redemption date using the effective interest method.  The Company was recording the accretion after the allocation of net income and distributions of cash flow to the noncontrolling interest account balance.
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

The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated entity for the years ended December 31, 2015 and 2013 (in thousands):

Balance at December 31, 2013	$99,609
Net loss	(603)
Distributions	(6,000)
Adjustment to reflect redeemable interest at redemption value	11,686
Balance at December 31, 2014	104,692
Net loss	(7)
Distributions	(2,900)
Adjustment to reflect redeemable interest at redemption value	5,128
Acquisition of interest	(106,913)
Balance at December 31, 2015	$—
Noncontrolling Interest—Common Units
During the years ended December 31, 2016 and 2015, 190,857 and 424,236 OP Units, respectively, were presented by the holders for redemption (including 103,847 and 65,192 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units and 2013 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
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
At December 31, 2016, Boston Properties Limited Partnership had outstanding 474,415 2014 MYLTIP Units, 367,218 2015 MYLTIP Units and 473,360 2016 MYLTIP Units (See Note 17). Prior to the applicable measurement date (February 3, 2017 for 2014 MYLTIP Units (See Note 20), February 4, 2018 for 2015 MYLTIP Units and February 9, 2019 for 2016 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
On January 31, 2014, the measurement period for the Company’s 2011 OPP Unit awards expired and Boston Properties, Inc.’s TSR was not sufficient for employees to earn and therefore become eligible to vest in any of the 2011 OPP Unit awards. As a result, the Company accelerated the then remaining unrecognized compensation expense totaling approximately $1.2 million during the year ended December 31, 2014. Accordingly, all 2011 OPP Unit awards were automatically forfeited.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit		Distributions per MYLTIP Unit
December 30, 2016	January 30, 2017	$0.75		$0.075
September 30, 2016	October 31, 2016	$0.65		$0.065
June 30, 2016	July 29, 2016	$0.65		$0.065
March 31, 2016	April 29, 2016	$0.65		$0.065
December 31, 2015	January 28, 2016	$1.90	(1)	$0.065
_______________

(1)	Includes a special distribution of $1.25 per unit.
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at December 31, 2016 was approximately $2.3 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $125.78 per share on December 31, 2016.

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable common units of Boston Properties Limited Partnership for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$1,710,218
Contributions	23,990
Net income	50,862
Distributions	(126,948)
Conversion of redeemable partnership units	(2,700)
Unearned compensation	(2,813)
Other comprehensive income	256
Adjustment to reflect redeemable partnership units at redemption value	657,181
Balance at December 31, 2014	2,310,046
Contributions	39,030
Net income	66,951
Distributions	(69,447)
Conversion of redeemable partnership units	(14,343)
Unearned compensation	(4,579)
Other comprehensive loss	(554)
Adjustment to reflect redeemable partnership units at redemption value	(40,415)
Balance at December 31, 2015	2,286,689
Contributions	31,395
Net income	59,260
Distributions	(49,087)
Conversion of redeemable partnership units	(6,461)
Unearned compensation	(3,464)
Other comprehensive loss	(4,379)
Adjustment to reflect redeemable partnership units at redemption value	(51,913)
Balance at December 31, 2016	$2,262,040
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.5 billion at December 31, 2016 and approximately $1.6 billion at December 31, 2015, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On October 30, 2014, the Company completed the sale of a 45% interest in each of 601 Lexington Avenue in New York City and Atlantic Wharf Office Building and 100 Federal Street in Boston for an aggregate gross sale price of approximately $1.827 billion in cash, less the partner’s pro rata share of the indebtedness collateralized by 601 Lexington Avenue. Net cash proceeds totaled approximately $1.497 billion, after the payment of transaction costs. In connection with the sale, the Company formed a limited liability company for each property with the buyer and will provide customary property management and leasing services to the joint ventures. 601 Lexington Avenue is a 1,669,000 square foot Class A office complex located in Midtown Manhattan. The property consists of a 59-story tower as well as a six-story low-rise office and retail building. The property is subject to existing mortgage indebtedness of approximately $712.9 million. The Atlantic Wharf Office Building is a 791,000 square foot Class A office tower located on Boston’s Waterfront. 100 Federal Street is a 1,323,000 square foot Class A office tower located in Boston’s Financial District. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control these properties and thus will continue to account for the properties on a consolidated basis in its financial statements. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its consolidated balance sheets totaling approximately $849.0 million, which is equal to 45% of the aggregate carrying value of the total equity of the properties immediately prior to the transaction. The difference between the net cash proceeds received and the noncontrolling interest recognized, which was approximately $648.5 million, has not been reflected as a gain on sale of real estate in the Company’s consolidated statements of operations and has instead been reflected as an increase in Additional Paid-in Capital in the Company’s Consolidated Balance Sheets.
On September 18, 2015, a consolidated entity in which the Company has a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness.  505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. Net cash proceeds totaled approximately $194.6 million, of which the partners’ share was approximately $97.3 million. The Company recognized a gain on sale of real estate totaling approximately $199.5 million and $199.7 million for Boston Properties, Inc. and Boston Properties Limited Partnership, respectively, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations. On December 10, 2015, the consolidated entity was dissolved and the Company reclassified the remaining noncontrolling interest balance totaling approximately $4.1 million to Accounts Payable and Accrued Expenses on the Consolidated Balances Sheets, of which approximately $0.2 million is outstanding at December 31, 2016.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company shall earn a preferred return equal to LIBOR plus 3.00% per annum and shall be payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of December 31, 2016, approximately $4.3 million of preferred equity had been contributed by the Company to the venture.
The following table reflects the activity of the noncontrolling interests—property partnerships for the years ended December 31, 2016, 2015 and 2014 (in thousands):

Balance at December 31, 2013	$726,132
Capital contributions	887,975
Net income	19,478
Distributions	(31,118)
Balance at December 31, 2014	1,602,467
Capital contributions	3,758
Dissolution	(4,082)
Net income	144,734
Accumulated other comprehensive loss	(2,428)
Distributions	(170,049)
Balance at December 31, 2015	1,574,400
Capital contributions	10,756
Net loss	(2,068)
Accumulated other comprehensive loss	(877)
Distributions	(51,564)
Balance at December 31, 2016	$1,530,647

12. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of December 31, 2016, Boston Properties, Inc. had 153,790,175 shares of Common Stock outstanding.
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
During the year ended December 31, 2016, there were no options to purchase Common Stock exercised. During the year ended December 31, 2015, Boston Properties, Inc. issued 11,447 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the years ended December 31, 2016 and 2015, Boston Properties, Inc. issued 190,857 and 424,236 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from third parties.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or payable in 2016:

Record Date	Payment Date	Dividend (Per Share)		Distribution (Per Unit)
December 30, 2016	January 30, 2017	$0.75		$0.75
September 30, 2016	October 31, 2016	0.65		0.65
June 30, 2016	July 29, 2016	0.65		0.65
March 31, 2016	April 29, 2016	0.65		0.65
December 31, 2015	January 28, 2016	1.90	(1)	1.90	(1)
_______________

(1)	Includes a special dividend/distribution of $1.25 per share/OP Unit and LTIP Unit.
Preferred Stock
As of December 31, 2016, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or payable in 2016:

Record Date	Payment Date	Dividend (Per Share)
February 3, 2017	February 15, 2017	$32.8125
November 4, 2016	November 15, 2016	32.8125
August 5, 2016	August 15, 2016	32.8125
May 5, 2016	May 16, 2016	32.8125
February 5, 2016	February 16, 2016	32.8125

Boston Properties Limited Partnership
The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2014:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at December 31, 2013	1,700,222	151,282,879	152,983,101
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	555	6,409	6,964
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	3,476	40,158	43,634
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	6,391	73,855	80,246
Outstanding at December 31, 2014	1,710,644	151,403,301	153,113,945
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	59	6,140	6,199
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	340	35,246	35,586
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	4,049	420,187	424,236
Outstanding at December 31, 2015	1,715,092	151,864,874	153,579,966
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	72	5,623	5,695
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	172	13,485	13,657
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	2,407	188,450	190,857
Outstanding at December 31, 2016	1,717,743	152,072,432	153,790,175
As of December 31, 2016, Boston Properties, Inc. owned 1,717,743 general partnership units and 152,072,432 limited partnership units.
The following table reflects the activity of the Series B Preferred Units for the years ended December 31, 2016, 2015 and 2014 (in thousands), which activity is included within Boston Properties Limited Partnership’s Consolidated Statements of Partners’ Capital:

Balance at December 31, 2013	$193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2014	193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2015	193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2016	$193,623

13. Future Minimum Rents
The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2017 to 2046. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2016, under non-cancelable operating leases which expire on various dates through 2046, are as follows:

Years Ending December 31,	(in thousands)
2017	$1,906,847
2018	1,903,887
2019	1,887,137
2020	1,741,024
2021	1,553,526
Thereafter	9,367,433

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2016, 2015 and 2014.
14. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2016, 2015 and 2014.
Boston Properties, Inc.

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$502,285	$572,606	$433,111
Add:
Preferred dividends	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	59,260	66,951	50,862
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	6	1,023
Noncontrolling interest in property partnerships	(2,068)	149,855	30,561
Losses from interest rate contracts	140	—	—
Losses from early extinguishments of debt	371	22,040	10,633
Interest expense	412,849	432,196	455,743
Depreciation and amortization expense	694,403	639,542	628,573
Impairment loss	1,783	—	—
Transaction costs	2,387	1,259	3,140
General and administrative expense	105,229	96,319	98,937
Less:
Gains on sales of real estate	80,606	375,895	168,039
Gains (losses) from investments in securities	2,273	(653)	1,038
Interest and other income	7,230	6,777	8,765
Gain on sale of investment in unconsolidated joint venture	59,370	—	—
Income from unconsolidated joint ventures	8,074	22,770	12,769
Development and management services income	28,284	22,554	25,316
Net Operating Income	$1,601,302	$1,563,931	$1,507,156

Boston Properties Limited Partnership

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,341	$648,748	$499,129
Add:
Preferred distributions	10,500	10,500	10,500
Noncontrolling interest—redeemable preferred units	—	6	1,023
Noncontrolling interest in property partnerships	(2,068)	149,855	30,561
Losses from interest rate contracts	140	—	—
Losses from early extinguishments of debt	371	22,040	10,633
Interest expense	412,849	432,196	455,743
Depreciation and amortization expense	682,776	631,549	620,064
Impairment loss	1,783	—	—
Transaction costs	2,387	1,259	3,140
General and administrative expense	105,229	96,319	98,937
Less:
Gains on sales of real estate	82,775	377,093	174,686
Gains (losses) from investments in securities	2,273	(653)	1,038
Interest and other income	7,230	6,777	8,765
Gain on sale of investment in unconsolidated joint venture	59,370	—	—
Income from unconsolidated joint ventures	8,074	22,770	12,769
Development and management services income	28,284	22,554	25,316
Net Operating Income	$1,601,302	$1,563,931	$1,507,156
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, losses from interest rate contracts, losses from early extinguishments of debt, interest expense, depreciation and amortization, impairment loss, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains (losses) from investments in securities, interest and other income, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures and development and management services income. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, noncontrolling interests, losses from interest rate contracts, losses from early extinguishments of debt, interest expense, depreciation and amortization expense, impairment loss, transactions costs, general and administrative expenses, gains on sales of real estate, gains (losses) from investments in securities, interest and other income, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures and development and management services income are not included in NOI as internal reporting addresses these items on a corporate level.

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
Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$727,265	$1,012,518	$318,609	$402,561	$2,460,953
Residential	4,812	—	—	11,887	16,699
Hotel	44,884	—	—	—	44,884
Total	776,961	1,012,518	318,609	414,448	2,522,536
% of Grand Totals	30.80%	40.14%	12.63%	16.43%	100.00%
Rental Expenses:
Office	282,827	363,188	100,787	135,890	882,692
Residential	2,708	—	—	4,368	7,076
Hotel	31,466	—	—	—	31,466
Total	317,001	363,188	100,787	140,258	921,234
% of Grand Totals	34.41%	39.42%	10.94%	15.23%	100.00%
Net operating income	$459,960	$649,330	$217,822	$274,190	$1,601,302
% of Grand Totals	28.73%	40.55%	13.60%	17.12%	100.00%

For the year ended December 31, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$716,246	$1,000,030	$302,434	$384,628	$2,403,338
Residential	4,801	—	—	14,082	18,883
Hotel	46,046	—	—	—	46,046
Total	767,093	1,000,030	302,434	398,710	2,468,267
% of Grand Totals	31.08%	40.52%	12.25%	16.15%	100.00%
Rental Expenses:
Office	287,341	346,897	98,206	131,581	864,025
Residential	2,006	—	—	6,221	8,227
Hotel	32,084	—	—	—	32,084
Total	321,431	346,897	98,206	137,802	904,336
% of Grand Totals	35.54%	38.36%	10.86%	15.24%	100.00%
Net operating income	$445,662	$653,133	$204,228	$260,908	$1,563,931
% of Grand Totals	28.50%	41.76%	13.06%	16.68%	100.00%

For the year ended December 31, 2014:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$715,917	$928,692	$261,221	$396,274	$2,302,104
Residential	4,528	—	—	21,665	26,193
Hotel	43,385	—	—	—	43,385
Total	763,830	928,692	261,221	417,939	2,371,682
% of Grand Totals	32.21%	39.16%	11.01%	17.62%	100.00%
Rental Expenses:
Office	278,120	315,330	90,133	135,785	819,368
Residential	1,957	—	—	13,965	15,922
Hotel	29,236	—	—	—	29,236
Total	309,313	315,330	90,133	149,750	864,526
% of Grand Totals	35.78%	36.47%	10.43%	17.32%	100.00%
Net operating income	$454,517	$613,362	$171,088	$268,189	$1,507,156
% of Grand Totals	30.16%	40.70%	11.35%	17.79%	100.00%

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

	For the Year Ended December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$502,285	153,715	$3.27
Allocation of undistributed earnings to participating securities	(283)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$502,002	153,715	$3.27
Effect of Dilutive Securities:
Stock Based Compensation	—	262	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$502,002	153,977	$3.26

	For the Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	153,471	$3.73
Effect of Dilutive Securities:
Stock Based Compensation	—	373	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	153,844	$3.72

	For the Year Ended December 31, 2014
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$433,111	153,089	$2.83
Effect of Dilutive Securities:
Stock Based Compensation	—	219	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$433,111	153,308	$2.83

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

Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the OPP Units and MYLTIP Units require Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,646,000, 17,668,000 and 17,364,000 redeemable common units for the years ended December 31, 2016, 2015 and 2014, respectively.

	For the Year Ended December 31, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,341	171,361	$3.36
Allocation of undistributed earnings to participating securities	(316)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,025	171,361	$3.36
Effect of Dilutive Securities:
Stock Based Compensation	—	262	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,025	171,623	$3.35

	For the Year Ended December 31, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	171,139	$3.79
Effect of Dilutive Securities:
Stock Based Compensation	—	373	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	171,512	$3.78

	For the Year Ended December 31, 2014
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	170,453	$2.93
Effect of Dilutive Securities:
Stock Based Compensation	—	219	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$499,129	170,672	$2.92

16. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($265,000, $265,000 and $260,000 in 2016, 2015 and 2014, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2016, 2015 and 2014 was $4.0 million, $3.7 million and $3.5 million, respectively.
The Plan also provides for supplemental retirement contributions to certain employees who had at least ten years of service on January 1, 2001, and who were 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the IRS. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2016, 2015 and 2014 was $21,000, $42,000 and $52,000, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2016 and 2015, the Company had maintained approximately $23.8 million and $20.4 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2016 and 2015 was $23.8 million and $20.4 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
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
On January 25, 2016, Boston Properties Inc.’s Compensation Committee approved the 2016 MYLTIP awards under its 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2016 MYLTIP awards utilize TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to include Vornado Realty Trust and exclude Boston Properties, Inc. (50% weight). Earned awards will range from zero to a maximum of approximately $49.3 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with three tiers (threshold: approximately $9.9 million; target: approximately $19.7 million; high: approximately $49.3 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards.
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
On March 11, 2013, Boston Properties, Inc. announced that Owen D. Thomas would succeed Mortimer B. Zuckerman as its Chief Executive Officer, effective April 2, 2013. Mr. Zuckerman continued to serve as Executive Chairman for a transition period which was completed effective as of the close of business on December 31, 2014 and thereafter served as the non-executive Chairman of the Board of Boston Properties, Inc. until May 17, 2016. In connection with succession planning, Boston Properties, Inc. and Mr. Zuckerman entered into a Transition Benefits Agreement. Because Mr. Zuckerman remained employed by Boston Properties, Inc. through July 1, 2014, he was entitled to receive on January 1, 2015 a lump sum cash payment of $6.7 million and an equity award with a targeted value of approximately $11.1 million. The cash payment and equity award vested one-third on each of March 10, 2013, October 1, 2013 and July 1, 2014. As a result, the Company recognized approximately $3.9 million of compensation expense during the year ended December 31, 2014.
Boston Properties, Inc. issued 22,067, 34,150 and 23,968 shares of restricted common stock and Boston Properties Limited Partnership issued 147,872, 190,563 (including 85,962 LTIP Units issued on January 1, 2015 to Mortimer B. Zuckerman, non-executive Chairman of the Board of Boston Properties, Inc., pursuant to the Transition Benefits Agreement dated March 10, 2013) and 127,094 LTIP Units to employees and non-employee directors under the 2012 Plan during the years ended December 31, 2016, 2015 and 2014, respectively. Boston Properties, Inc. did not issue any non-qualified stock options under the 2012 Plan during the years ended December 31, 2016, 2015 and 2014. Boston Properties Limited Partnership issued 485,459 2014 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2014. Boston Properties Limited Partnership issued 375,000 2015 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2015. Boston Properties Limited Partnership issued 475,004 2016 MYLTIP Units to employees under the 2012 Plan during the year ended December 31, 2016. Employees and directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and MYLTIP Unit. At the time of an award, LTIP Units do not have full economic parity with OP Units or Common Stock, but can achieve parity over time upon the occurrence of specified events in accordance with partnership tax rules. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted, as adjusted for forfeitures, and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Non-qualified stock options, which are valued using the Black-Scholes option-pricing model, are recognized as an expense ratably over the corresponding employee service period. As the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards, 2015 MYLTIP Awards and 2016 MYLTIP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards, 2015 MYLTIP Awards and 2016 MYLTIP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units was approximately $30.6 million, $26.9 million and $26.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2014, stock-based compensation expense includes approximately $2.5 million, consisting of the acceleration of the expense of Mr. Zuckerman’s stock-based compensation awards and the stock-based compensation awards associated with his transition benefits agreement related to Boston Properties, Inc.’s succession planning. At December 31, 2016, there was $19.2 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2013 MYLTIP Units and $19.6 million of unrecognized compensation expense related to unvested 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.3 years.

The shares of restricted stock were valued at approximately $2.5 million ($113.51 per share weighted-average), $4.8 million ($140.88 per share weighted-average) and $2.6 million ($109.27 per share weighted-average) for the years ended December 31, 2016, 2015 and 2014, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2016, 2015 and 2014 were valued at approximately $15.4 million, $13.5 million (excluding the number issued to Mr. Zuckerman, as discussed above) and $12.8 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2016, 2015 and 2014 was $103.83, $128.94 and $100.61, respectively. The per unit fair value of each LTIP Unit granted in 2016, 2015 and 2014 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 1.61%, 1.47% and 1.84% and an expected price volatility of 33.0%, 26.0% and 27.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2016, 2015 and 2014.
A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2016, 2015 and 2014 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2013	558,823	$100.43
Exercised	(21,459)	$97.04
Canceled	(2,444)	$103.57
Special dividend adjustment	18,392	$97.22
Outstanding at December 31, 2014	553,312	$97.21
Exercised	(11,447)	$92.50
Special dividend adjustment	5,264	$96.38
Outstanding at December 31, 2015	547,129	$96.38
Exercised	—	$—
Outstanding at December 31, 2016	547,129	$96.38

The following table summarizes information about Boston Properties, Inc.’s stock options outstanding at December 31, 2016:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/16	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/16	Exercise Price
118,502	4.1 years	$86.86	118,502	$86.86
54,282	6.3 years	$95.69	40,711	$95.69
206,728	6.1 years	$98.46	187,530	$98.46
167,617	5.1 years	$100.77	167,617	$100.77

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2016 was approximately $15.2 million. In addition, Boston Properties, Inc. had 465,371 and 411,143 options exercisable at a weighted-average exercise price of $96.10 and $96.91 at December 31, 2015 and 2014, respectively.
Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 5,695, 6,199 and 6,964 shares with the weighted average purchase price equal to $109.27 per share, $108.73 per share and $93.37 per share under the Stock Purchase Plan during the years ended December 31, 2016, 2015 and 2014, respectively.

18. Related Party Transactions
Prior to joining Boston Properties, Inc. effective January 2, 2014, Mr. John F. Powers provided commercial real estate brokerage services to the Company, on behalf of his prior employer, CBRE, in connection with certain leasing transactions. Mr. Powers received approximately $315,000, $616,000 and $1,214,000 during the years ended December 31, 2016, 2015 and 2014, respectively, in connection with these transactions. Mr. John F. Powers is an Executive Vice President of Boston Properties, Inc. and the Regional Manager of its New York office.
A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $374,000, $384,000 and $674,000 for the years ended December 31, 2016, 2015 and 2014, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is a Senior Executive Vice President of Boston Properties, Inc.
In accordance with Boston Properties, Inc.’s 2012 Plan, and as approved by its Board of Directors, six non-employee directors made an election to receive deferred stock units in lieu of cash fees for 2016. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. On May 20, 2014, in connection with the cessation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 7,542 shares of common stock in settlement of the director’s outstanding deferred stock units. On May 17, 2016, in connection with the cessation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 1,507 shares of common stock in settlement of the director’s outstanding deferred stock units. At December 31, 2016 and 2015, Boston Properties, Inc. had outstanding 99,035 and 93,044 deferred stock units, respectively.
19. Selected Interim Financial Information (unaudited)
Boston Properties, Inc.
The tables below reflect Boston Properties, Inc.’s selected quarterly information for the years ended December 31, 2016 and 2015.

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$665,985	$623,546	$625,228	$636,061
Income before gains on sales of real estate	$148,599	$117,357	$58,521	$164,894
Net income attributable to Boston Properties, Inc. common shareholders	$181,747	$96,597	$76,753	$147,214
Income attributable to Boston Properties, Inc. per share—basic	$1.18	$0.63	$0.50	$0.96
Income attributable to Boston Properties, Inc. per share—diluted	$1.18	$0.63	$0.50	$0.96

	2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$618,476	$618,221	$629,884	$624,240
Income before gains on sales of real estate	$114,086	$100,739	$123,792	$85,406
Net income attributable to Boston Properties, Inc. common shareholders	$171,182	$79,460	$184,082	$137,851
Income attributable to Boston Properties, Inc. per share—basic	$1.12	$0.52	$1.20	$0.90
Income attributable to Boston Properties, Inc. per share—diluted	$1.11	$0.52	$1.20	$0.90

Boston Properties Limited Partnership
The tables below reflect Boston Properties Limited Partnership’s selected quarterly information for the years ended December 31, 2016 and 2015.

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$665,985	$623,546	$625,228	$636,061
Income before gains on sales of real estate	$150,586	$119,341	$63,687	$167,384
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,296	$109,938	$91,306	$166,801
Income attributable to Boston Properties Limited Partnership per unit—basic	$1.21	$0.64	$0.53	$0.97
Income attributable to Boston Properties Limited Partnership per unit—diluted	$1.21	$0.64	$0.53	$0.97

	2015 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$618,476	$618,221	$629,884	$624,240
Income before gains on sales of real estate	$116,085	$102,737	$125,790	$87,404
Net income attributable to Boston Properties Limited Partnership common unitholders	$193,369	$90,852	$207,626	$156,901
Income attributable to Boston Properties Limited Partnership per unit—basic	$1.13	$0.53	$1.21	$0.92
Income attributable to Boston Properties Limited Partnership per unit—diluted	$1.12	$0.53	$1.21	$0.92
20. Subsequent Events
On January 25, 2017, Boston Properties, Inc.’s Compensation Committee approved the 2017 Multi-Year Long-Term Incentive Program (the “2017 MYLTIP”) awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2017 MYLTIP awards utilize Boston Properties, Inc.’s total stockholder return (“TSR”) over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to include Vornado Realty Trust (50% weight). Earned awards will range from zero to a maximum of approximately $42.7 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with four tiers (threshold: approximately $10.7 million; target: approximately $21.3 million; high: approximately $32.0 million; exceptional: approximately $42.7 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards. Earned awards (if any) will vest 50% on February 6, 2020 and 50% on February 6, 2021, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 6, 2020, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2017 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718, the 2017 MYLTIP awards have an aggregate value of approximately $17.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

On February 3, 2017, the measurement period for the Company’s 2014 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 27.7% of target or an aggregate of approximately $3.5 million (after giving effect to voluntary employee separations and the unallocated reserve). As a result, an aggregate of 447,386 2014 MYLTIP Units that had been previously granted were automatically forfeited.
On February 3, 2017, Boston Properties, Inc. issued 35,839 shares of restricted common stock and Boston Properties Limited Partnership issued 100,639 LTIP units under the 2012 Plan to certain employees of Boston Properties, Inc.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 107 of this Annual Report on Form 10-K and is incorporated herein by reference.
Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 115 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2016.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,960,534	(2)	$96.38	(2)	9,358,207	(3)
Equity compensation plans not approved by security holders (4)	N/A		N/A		103,794
Total	3,960,534		$96.38		9,462,001
______________

(1)	Includes information related to BXP’s 1997 Plan and 2012 Plan.

(2)
Includes (a) 547,129 shares of common stock issuable upon the exercise of outstanding options (514,360 of which are vested and exercisable), (b) 904,588 long term incentive units (LTIP units) (477,447 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 1,094,789 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 474,415 2014 MYLTIP Units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 367,218 2015 MYLTIP Units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 473,360 2016 MYLTIP Units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 99,035 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors. Does not include 59,777 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units or deferred stock units, such shares are not included in the weighed-average exercise price calculation.

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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedule
Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2016 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$1,333,625	$1,796,252	$1,532,654	$75,211	$1,796,252	$1,607,865	$—	$—	$3,404,117	$189,209	1968	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	656,606	115,638	1,214,787	—	152,852	1,483,277	482,661	1965/1993/2002/2016	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	343,726	195,987	1,174,846	—	—	1,370,833	560,416	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	132,062	354,107	817,513	—	—	1,171,620	287,748	1961	2002	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	115,996	219,616	777,557	6,250	—	1,003,423	140,629	1976	2010	(1)
601 Lexington Avenue	Office	New York, NY	684,858	241,600	494,782	196,359	289,639	620,487	—	22,615	932,741	239,984	1977/1997	2001	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	35,668	285,263	638,835	—	—	924,098	49,852	2014	2007	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	87,583	169,193	464,241	—	—	633,434	178,904	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	149,576	106,734	522,654	2,554	—	631,942	211,035	1983-2016	1998/1999/2000/2007/2014	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	38,611	131,067	474,565	—	—	605,632	77,409	1971-1975	2012	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	17,442	63,988	471,979	—	—	535,967	85,984	2011	2007	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	17,748	56,853	320,759	3,287	—	380,899	50,106	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	21,952	103,000	275,617	—	—	378,617	44,515	2012	2010	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	169,222	87,852	262,917	—	—	350,769	168,776	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,352	72,545	227,118	—	—	299,663	21,845	2014	2012	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	15,455	13,687	252,850	—	—	266,537	79,868	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	12	95,322	165,173	—	—	260,495	6,534	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	68,371	18,789	216,822	—	—	235,611	46,015	1985-1989	2011	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	55,680	30,627	192,553	—	—	223,180	98,003	1984/1986/2002	1999	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	2,015	40,933	150,393	—	—	191,326	8,844	2015	2013	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	5,047	—	188,588	—	—	188,588	39,956	2011	2008	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	6,491	95,066	74,864	—	—	169,930	12,849	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	92,619	53,163	20,118	129,712	—	14,557	164,387	61,362	1955/1987	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	32,276	27,135	113,434	—	—	140,569	34,137	1984	2004	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	11,147	35,382	95,457	—	—	130,839	37,996	1996	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	1,083	18,062	110,080	—	—	128,142	36,551	2003-2006	2007	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	89,028	8,662	114,656	—	—	123,318	61,569	1981/2006	2007	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2016 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
One Freedom Square	Office	Reston, VA	—	9,929	84,504	28,646	11,293	111,786	—	—	123,079	45,550	2000	2003	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	20,074	2010	2001	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	22,756	15,420	99,005	—	—	114,425	44,569	2001	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	24,634	16,179	91,103	—	—	107,282	40,513	1999	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	22,642	12,533	93,089	—	—	105,622	39,605	2001	2003	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	15,466	19,092	81,374	—	—	100,466	26,141	2000	2004	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	27,658	21,173	78,694	—	—	99,867	25,345	1981/1996/2013	2006	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	17,048	20,785	67,445	—	—	88,230	17,087	1983/1998/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	163	2,116	85,752	—	—	87,868	1,601	2016	1997	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	20,187	13,593	69,606	—	—	83,199	23,437	1992	2005	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	10,889	11,097	70,871	—	—	81,968	27,310	2003	1999	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	5,703	13,873	66,060	—	—	79,933	20,981	2008	2001	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	31	63,206	14,879	31	—	78,116	2,093	1979	2016	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	3,932	23,377	16,116	35,910	—	75,403	15,811	1981	2007	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	1,814	16,741	53,099	—	—	69,840	9,817	1987/2003	2011	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	6,059	2013	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	6,256	10,148	56,100	—	—	66,248	25,244	1984	1998	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	9,884	—	63,233	—	—	63,233	16,406	2009	2004	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	4,094	6,510	55,036	—	—	61,546	21,908	2004	1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	10,102	16,813	34,420	—	—	51,233	19,535	1999	1997	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	35,485	3,880	43,227	3,883	4,583	46,407	—	—	50,990	24,362	2001	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	19,428	1,478	47,319	—	—	48,797	22,237	1985	1999	(1)
University Place	Office	Cambridge, MA	9,119	—	37,091	9,501	390	46,202	—	—	46,592	25,207	1985	1998	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	9,081	4,785	39,664	—	—	44,449	19,801	2001	1998	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	17,087	548	41,783	—	—	42,331	27,499	1987	1997	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	5,813	5,187	36,830	—	—	42,017	15,633	2001	2000	(1)
500 E Street	Office	Washington, DC	—	109	22,420	13,219	2,379	33,369	—	—	35,748	22,987	1987	1997	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	8,623	1,323	33,192	—	—	34,515	15,545	1999	1997	(1)
325 Main Street	Office	Cambridge, MA	—	174	12,200	12,256	965	23,665	—	—	24,630	12,266	1987/2013	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	7,198	2,395	19,045	—	—	21,440	13,018	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	17,481	1,264	18,641	—	—	19,905	12,490	1982	1997	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	3,368	893	17,924	—	—	18,817	7,505	2001	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	14	3,124	15,042	—	—	18,166	7,462	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	408	6,480	10,363	—	—	16,843	397	2015	2007	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	8,181	802	14,721	—	—	15,523	12,062	1985	1997	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	8,254	941	14,561	—	—	15,502	9,062	1985	1997	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2016 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	801	2015	2012	(1)
145 Broadway	Office	Cambridge, MA	—	121	5,535	7,173	324	10,637	—	1,868	12,829	8,676	1984	1997	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,195	1,160	11,621	—	—	12,781	4,876	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	4,340	1,858	10,745	—	—	12,603	7,517	1990	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	8,787	425	11,862	—	—	12,287	7,612	1979	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	535	791	9,682	—	—	10,473	4,596	1997	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	5,116	659	8,671	—	—	9,330	6,356	1982	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	3,593	273	7,913	—	—	8,186	4,684	1983	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,807	1,430	6,223	—	—	7,653	3,321	1987	1998	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,607	601	6,654	—	—	7,255	5,416	1984	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	408	5,477	1,498	—	—	6,975	338	1977	2012	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	2,487	406	5,968	—	—	6,374	4,538	1985	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	6,109	65	6,220	—	—	6,285	552	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	5,047	551	5,574	—	—	6,125	4,043	1986	1997	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	709	661	5,429	—	—	6,090	5,012	2002	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,615	775	4,047	—	—	4,822	2,784	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	912	93	3,527	—	—	3,620	2,472	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,738	398	3,186	—	—	3,584	2,452	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,659	613	2,837	—	—	3,450	2,330	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	1,012	314	2,809	—	—	3,123	1,905	1968/1979/1987	1997	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	319	643	1,638	—	—	2,281	827	1982	1997	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	815	20,350	92,810	—	—	113,160	7,306	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,663	3,529	56,554	—	—	60,083	8,105	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	37,067	1,201	74,262	—	—	75,463	50,954	1986	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	7,391	103	42,323	—	—	42,426	9,334	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	1,571	1,434	17,090	—	—	18,524	4,723	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	2,770	1,579	13,987	—	—	15,566	9,325	1990	1997	(1)
Salesforce Tower	Development	San Francisco, CA	—	—	—	723,866	—	—	—	723,866	723,866	—	N/A	2013	N/A
Signature at Reston (formerly Reston Signature Site)	Development	Reston, VA	—	—	—	96,444	—	—	—	96,444	96,444	—	N/A	2013	N/A
191 Spring Street	Development	Lexington, MA	—	2,850	27,166	3,134	3,151	28,576	—	1,423	33,150	21,660	1971/1995	1997	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2016 (dollars in thousands)

Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
Proto at Cambridge (formerly Cambridge Residential / 88 Ames)	Development	Cambridge, MA	—		—	—	24,334	—	—	—		24,334	24,334	—	N/A	2015	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	35,430	—	—	35,430		—	35,430	—	N/A	2007	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	29,209	—	—	29,209		—	29,209	—	N/A	1998	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	29,081	—	—	29,081		—	29,081	—	N/A	2006	N/A
6601 & 6605 Springfield Center Drive	Land	Springfield, VA	—		—	—	13,866	—	—	13,866		—	13,866	—	N/A	2007	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	13,795	—	146	13,649		—	13,795	—	N/A	2006	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,052	—	49	12,003		—	12,052	—	N/A	2007	N/A
20 CityPoint	Land	Waltham, MA	—		—	—	11,666	—	—	11,666		—	11,666	—	N/A	2007	N/A
Reston Gateway	Land	Reston, VA	—		—	—	10,841	—	—	10,841		—	10,841	—	N/A	1998	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	9,906	—	—	9,906		—	9,906	—	N/A	2001	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,754	—	—	8,754		—	8,754	—	N/A	2000	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	7,697	—	—	7,697		—	7,697	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	4,062	—	—	4,062		—	4,062	—	N/A	N/A	N/A
Fourth and Harrison	Land	San Francisco, CA	—		—	—	3,936	—	—	3,936		—	3,936	—	N/A	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		—	—	3,014	—	—	3,014		—	3,014	—	N/A	2007	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,694	—	—	2,694		—	2,694	—	N/A	1998	N/A
MacArthur Station	Land	Oakland, CA	—		—	—	1,316	—	—	1,316		—	1,316	—	N/A	N/A	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,214	—	—	1,214		—	1,214	—	N/A	1997	N/A
2100 Pennsylvania Avenue	Land	Washington, DC	—		—	—	286	—	—	286		—	286	—	N/A	N/A	N/A
			$2,063,087	(2)	$4,759,821	$11,416,957	$3,937,798	$4,879,020	$13,950,941	$246,656	(3)	$1,037,959	$20,114,576	$4,201,891

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $32,687. Accumulated Depreciation does not include approximately $20,344 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $15.8 billion and $3.2 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes the unamortized balance of the historical fair value adjustment and unamortized deferred financing costs totaling approximately $33.8 million and $(2.4) million, respectively.

(3)	Includes pre-development costs.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2016, 2015 and 2014
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$19,451,683	$19,208,417	$18,953,601
Additions to/improvements of real estate	977,287	700,792	594,296
Assets sold/written-off	(314,394)	(457,526)	(339,480)
Balance at the end of the year	$20,114,576	$19,451,683	$19,208,417
Accumulated Depreciation:
Balance at the beginning of the year	$3,905,940	$3,529,978	$3,145,701
Depreciation expense	560,024	486,450	456,176
Assets sold/written-off	(264,073)	(110,488)	(71,899)
Balance at the end of the year	$4,201,891	$3,905,940	$3,529,978

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2016 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$1,333,625	$1,796,252	$1,532,654	$75,211	$1,796,252	$1,607,865	$—	$—	$3,404,117	$189,209	1968	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	734,594	596,236	100,540	1,169,515	—	152,852	1,422,907	470,161	1965/1993/2002/2016	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	281,345	180,420	1,128,032	—	—	1,308,452	547,434	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	72,454	339,200	772,812	—	—	1,112,012	275,380	1961	2002	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	115,996	219,616	777,557	6,250	—	1,003,423	140,629	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	35,668	285,263	638,835	—	—	924,098	49,852	2014	2007	(1)
601 Lexington Avenue	Office	New York, NY	684,858	241,600	494,782	159,273	279,281	593,759	—	22,615	895,655	232,590	1977/1997	2001	(1)
Carnegie Center	Office	Princeton, NJ	—	105,107	377,259	132,258	102,403	509,667	2,554	—	614,624	207,448	1983-2016	1998/1999/2000/2007/2014	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	38,611	131,067	474,565	—	—	605,632	77,409	1971-1975	2012	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	49,604	159,694	435,761	—	—	595,455	171,039	2004	2000	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	17,442	63,988	471,979	—	—	535,967	85,984	2011	2007	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	17,748	56,853	320,759	3,287	—	380,899	50,106	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	21,952	103,000	275,617	—	—	378,617	44,515	2012	2010	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	141,980	81,040	242,487	—	—	323,527	163,140	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,352	72,545	227,118	—	—	299,663	21,845	2014	2012	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	15,119	13,603	252,598	—	—	266,201	79,814	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	—	95,310	165,173	—	—	260,483	6,534	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	68,371	18,789	216,822	—	—	235,611	46,015	1985-1989	2011	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	49,291	29,029	187,762	—	—	216,791	96,681	1984/1986/2002	1999	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	2,015	40,933	150,393	—	—	191,326	8,844	2015	2013	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	5,047	—	188,588	—	—	188,588	39,956	2011	2008	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	6,491	95,066	74,864	—	—	169,930	12,849	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	92,619	49,088	19,099	126,656	—	14,557	160,312	60,518	1955/1987	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	27,663	25,982	109,974	—	—	135,956	33,179	1984	2004	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	919	18,021	109,957	—	—	127,978	36,524	2003-2006	2007	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	5,753	34,032	91,413	—	—	125,445	36,878	1996	2003	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	20,074	2010	2001	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	23,009	9,883	107,559	—	—	117,442	44,381	2000	2003	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	78,897	6,128	107,059	—	—	113,187	59,469	1981/2006	2007	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	16,544	13,866	94,347	—	—	108,213	43,283	2001	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	20,216	15,074	87,790	—	—	102,864	39,598	1999	2000	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2016 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
Discovery Square	Office	Reston, VA	—	11,198	71,782	17,097	11,146	88,931	—	—	100,077	38,454	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	27,360	21,098	78,471	—	—	99,569	25,286	1981/1996/2013	2006	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	11,476	18,095	78,381	—	—	96,476	25,315	2000	2004	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	16,869	20,741	67,310	—	—	88,051	17,056	1983/1998/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	—	1,953	85,752	—	—	87,705	1,601	2016	1997	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	18,570	13,189	68,393	—	—	81,582	23,106	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	5,598	13,847	65,981	—	—	79,828	20,963	2008	2001	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	7,902	10,350	68,631	—	—	78,981	26,690	2003	1999	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	31	63,206	14,879	31	—	78,116	2,093	1979	2016	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	3,909	23,371	16,099	35,910	—	75,380	15,811	1981	2007	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	1,814	16,741	53,099	—	—	69,840	9,817	1987/2003	2011	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	6,059	2013	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	3,645	9,496	54,141	—	—	63,637	24,703	1984	1998	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	9,884	—	63,233	—	—	63,233	16,406	2009	2004	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	349	5,574	52,227	—	—	57,801	21,128	2004	1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	7,441	16,148	32,424	—	—	48,572	18,983	1999	1997	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	35,485	3,880	43,227	1,073	3,880	44,300	—	—	48,180	23,779	2001	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	17,348	958	45,759	—	—	46,717	21,809	1985	1999	(1)
University Place	Office	Cambridge, MA	9,119	—	37,091	8,051	27	45,115	—	—	45,142	24,910	1985	1998	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	6,918	4,244	38,042	—	—	42,286	19,351	2001	1998	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	15,431	134	40,541	—	—	40,675	27,158	1987	1997	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	4,115	4,762	35,557	—	—	40,319	15,282	2001	2000	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	6,618	822	31,688	—	—	32,510	15,127	1999	1997	(1)
500 E Street	Office	Washington, DC	—	109	22,420	9,979	1,569	30,939	—	—	32,508	22,318	1987	1997	(1)
325 Main Street	Office	Cambridge, MA	—	174	12,200	11,485	772	23,087	—	—	23,859	12,104	1987/2013	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	5,092	1,868	17,466	—	—	19,334	12,580	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	16,717	1,073	18,068	—	—	19,141	12,335	1982	1997	(1)
40 Shattuck Road	Office	Andover, MA	—	709	14,740	2,632	709	17,372	—	—	18,081	7,352	2001	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(1,085)	2,849	14,218	—	—	17,067	7,233	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	408	6,480	10,363	—	—	16,843	397	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	801	2015	2012	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	7,627	784	14,091	—	—	14,875	8,930	1985	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,452	619	14,175	—	—	14,794	11,910	1985	1997	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,818	1,066	11,338	—	—	12,404	4,798	1999	1997	(1)
145 Broadway	Office	Cambridge, MA	—	121	5,535	6,360	121	10,027	—	1,868	12,016	8,385	1984	1997	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2016 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	8,150	266	11,384	—	—	11,650	7,480	1979	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,351	1,611	10,003	—	—	11,614	7,309	1990	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	30	665	9,303	—	—	9,968	4,490	1997	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	4,423	486	8,151	—	—	8,637	6,213	1982	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	2,939	110	7,422	—	—	7,532	4,552	1983	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,393	1,327	5,912	—	—	7,239	3,232	1987	1998	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	408	5,477	1,498	—	—	6,975	338	1977	2012	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,013	453	6,208	—	—	6,661	5,294	1984	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	5,952	26	6,102	—	—	6,128	519	1968	1997	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	497	608	5,270	—	—	5,878	4,968	2002	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,954	273	5,568	—	—	5,841	4,428	1985	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,354	378	5,054	—	—	5,432	3,900	1986	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,264	687	3,784	—	—	4,471	2,708	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	731	47	3,392	—	—	3,439	2,437	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,355	303	2,898	—	—	3,201	2,375	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,346	535	2,602	—	—	3,137	2,264	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	426	168	2,369	—	—	2,537	1,782	1968/1979/1987	1997	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	117	592	1,487	—	—	2,079	782	1982	1997	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	815	20,350	92,810	—	—	113,160	7,306	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,663	3,529	56,554	—	—	60,083	8,105	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	34,176	478	72,094	—	—	72,572	50,357	1986	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	6,977	—	42,012	—	—	42,012	9,250	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	859	1,256	16,556	—	—	17,812	4,580	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	1,105	1,163	12,738	—	—	13,901	8,982	1990	1997	(1)
Salesforce Tower	Development	San Francisco, CA	—	—	—	723,866	—	—	—	723,866	723,866	—	N/A	2013	N/A
Signature at Reston (formerly Reston Signature Site)	Development	Reston, VA	—	—	—	96,444	—	—	—	96,444	96,444	—	N/A	2013	N/A
191 Spring Street	Development	Lexington, MA	—	2,850	27,166	1,935	2,850	27,678	—	1,423	31,951	21,001	1971/1995	1997	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2016 (dollars in thousands)

					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
Proto at Cambridge (formerly Cambridge Residential / 88 Ames)	Development	Cambridge, MA	—		—	—	24,334	—	—	—		24,334	24,334	—	N/A	2015	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	35,430	—	—	35,430		—	35,430	—	N/A	2007	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	29,209	—	—	29,209		—	29,209	—	N/A	1998	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	29,081	—	—	29,081		—	29,081	—	N/A	2006	N/A
6601 & 6605 Springfield Center Drive	Land	Springfield, VA	—		—	—	13,866	—	—	13,866		—	13,866	—	N/A	2007	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	13,795	—	146	13,649		—	13,795	—	N/A	2006	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,052	—	49	12,003		—	12,052	—	N/A	2007	N/A
20 CityPoint	Land	Waltham, MA	—		—	—	11,666	—	—	11,666		—	11,666	—	N/A	2007	N/A
Reston Gateway	Land	Reston, VA	—		—	—	10,841	—	—	10,841		—	10,841	—	N/A	1998	N/A
Reston Eastgate	Land	Reston, VA	—		—	—	9,906	—	—	9,906		—	9,906	—	N/A	2001	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,754	—	—	8,754		—	8,754	—	N/A	2000	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	7,697	—	—	7,697		—	7,697	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	4,062	—	—	4,062		—	4,062	—	N/A	N/A	N/A
Fourth and Harrison	Land	San Francisco, CA	—		—	—	3,936	—	—	3,936		—	3,936	—	N/A	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		—	—	3,014	—	—	3,014		—	3,014	—	N/A	2007	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,694	—	—	2,694		—	2,694	—	N/A	1998	N/A
MacArthur Station	Land	Oakland, CA	—		—	—	1,316	—	—	1,316		—	1,316	—	N/A	N/A	N/A
30 Shattuck Road	Land	Andover, MA	—		—	—	1,214	—	—	1,214		—	1,214	—	N/A	1997	N/A
2100 Pennsylvania Avenue	Land	Washington, DC	—		—	—	286	—	—	286		—	286	—	N/A	N/A	N/A
			$2,063,087	(2)	$4,759,821	$11,416,957	$3,524,407	$4,774,460	$13,642,110	$246,656	(3)	$1,037,959	$19,701,185	$4,116,020

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $32,687. Accumulated Depreciation does not include approximately $20,344 of accumulated depreciation related to Furniture, Fixtures and Equipment.
The aggregate cost and accumulated depreciation for tax purposes was approximately $17.6 billion and $3.6 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes the unamortized balance of the historical fair value adjustment and unamortized deferred financing costs totaling approximately $33.8 million and $(2.4) million, respectively.

(3)	Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2016, 2015 and 2014
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2016	2015	2014
Real Estate:
Balance at the beginning of the year	$19,031,289	$18,786,572	$18,523,277
Additions to/improvements of real estate	977,287	700,792	594,296
Assets sold/written-off	(307,391)	(456,075)	(331,001)
Balance at the end of the year	$19,701,185	$19,031,289	$18,786,572
Accumulated Depreciation:
Balance at the beginning of the year	$3,826,862	$3,458,640	$3,081,040
Depreciation expense	548,397	478,457	447,667
Assets sold/written-off	(259,239)	(110,235)	(70,067)
Balance at the end of the year	$4,116,020	$3,826,862	$3,458,640
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	-
Transfer Agreement, dated May 31, 2013, by and among BP 767 Fifth LLC, Sungate Fifth Avenue LLC, 767 LLC and BP/DC 767 Fifth LLC. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on June 3, 2013.)

2.2	-
Purchase and Sale Agreement by and among NBIM Walker 601 LEX NYC LLC, NBIM Walker 100 FED BOS LLC, NBIM Walker ATW BOS LLC and Boston Properties Limited Partnership, dated September 16, 2014. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on September 18, 2014.)

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

3.5	-	Third Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 19, 2016.)
3.6	-	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)
4.1	-
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
Supplemental Indenture No. 15, dated as of January 20, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.650% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on January 20, 2016.)

4.13	-
Supplemental Indenture No. 16, dated as of August 17, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.750% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on August 17, 2016.)

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
Amendment to Letter Agreement, dated as of March 9, 2016, by and between Boston Properties, Inc. and Mortimer B. Zuckerman. (Incorporated by reference to Exhibit 10.1 to Quarterly Report of Boston Properties, Inc. and Boston Properties Limited Partnership on Form 10-Q filed on May 6, 2016.)

10.20*	-
Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated March 10, 2013. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on March 11, 2013.)

10.21*	-
Employment Agreement by and between Douglas T. Linde and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.12 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.22*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.3 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.23*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Douglas T. Linde. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.24*	-
Amended and Restated Employment Agreement by and between Raymond A. Ritchey and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.15 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.25*	-
First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.26*	-
Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.27*	-
Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.28*	-
First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.27 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.29*	-
Employment Agreement by and between Peter D. Johnston and Boston Properties, Inc. dated as of August 25, 2005. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2005.)

10.30*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.6 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.31*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Peter D. Johnston. (Incorporated by reference to Exhibit 10.30 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.32*	-
Employment Agreement by and between Bryan J. Koop and Boston Properties, Inc. dated as of November 29, 2002. (Incorporated by reference to Exhibit 10.10 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.33*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.34*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.35*	-
Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.36*	-
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.37*	-
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.38*	-
Employment Agreement by and between John F. Powers and Boston Properties, Inc. dated as of November 4, 2013. (Incorporated by reference to Exhibit 10.41 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.39*	-	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)
10.40*	-
First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.41*	-
Second Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.52 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.42*	-
Third Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of January 8, 2014. (Incorporated by reference to Exhibit 10.48 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.43*	-
Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.44*	-
First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.45*	-
Second Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of January 8, 2014. (Incorporated by reference to Exhibit 10.51 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.46*	-
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

10.48*	-
Second Amendment to the Boston Properties, Inc. Officer Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.57 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.49*	-
Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.50*	-
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.51	-
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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital, (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

* Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

Item 16. Form 10-K Summary
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

February 28, 2017	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

February 28, 2017

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ KAREN E. DYKSTRA
Karen E. Dykstra Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ ALAN J. PATRICOF
Alan J. Patricof Director

By:	/s/ MARTIN TURCHIN
Martin Turchin Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
February 28, 2017	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 28, 2017

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ KAREN E. DYKSTRA
Karen E. Dykstra Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

	By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ ALAN J. PATRICOF
Alan J. Patricof Director

By:	/s/ MARTIN TURCHIN
Martin Turchin Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer