Form 10-Q
period 2017-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2017-05-08
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Boston Properties, Inc.:
Large accelerated filer  ☒             Accelerated filer  ☐               Non-accelerated filer  ☐
Smaller reporting company  ☐     Emerging growth company  ☐
Boston Properties Limited Partnership:
Large accelerated filer  ☐             Accelerated filer  ☐                Non-accelerated filer  ☒
Smaller reporting company  ☐    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Boston Properties, Inc. ☐                     Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒            Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	153,857,334
(Registrant)	(Class)	(Outstanding on May 3, 2017)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of March 31, 2017, BXP owned an approximate 89.5% ownership interest in BPLP. The remaining approximate 10.5% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
The Company believes it is important to understand the few differences between BXP and BPLP in the context of how BXP and BPLP operate as a consolidated company. The financial results of BPLP are consolidated into the financial statements of BXP. BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving the securities of BXP. BPLP holds substantially all of the assets of BXP, including ownership interests in joint ventures. BPLP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by BXP, which are contributed to the capital of BPLP in exchange for common or preferred units of partnership in BPLP, as applicable, BPLP generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under its credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties and joint ventures.
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

In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $325.4 million, or 2.1% at March 31, 2017 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
•Note 3. Real Estate;
•Note 5: Derivative Instruments and Hedging Activities;
•Note 7. Noncontrolling Interests;
•Note 8. Stockholders’ Equity / Partners’ Capital; and
•Note 9. Earnings Per Share / Common Unit;

•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable; and

•	Item 2. Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable.
This report also includes separate Part I - Item 4. Controls and Procedures and Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds sections for each of BXP and BPLP, as well as separate Exhibits 12, 31 and 32 calculation of ratios of earnings to fixed charges and certifications for each of BXP and BPLP.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,908,551 and $6,760,078 at March 31, 2017 and December 31, 2016, respectively)	$20,392,260	$20,147,263
Less: accumulated depreciation (amounts related to VIEs of $(774,077) and $(758,640) at March 31, 2017 and December 31, 2016, respectively)	(4,302,283)	(4,222,235)
Total real estate	16,089,977	15,925,028
Cash and cash equivalents (amounts related to VIEs of $271,494 and $253,999 at March 31, 2017 and December 31, 2016, respectively)	302,939	356,914
Cash held in escrows (amounts related to VIEs of $4,901 and $4,955 at March 31, 2017 and December 31, 2016, respectively)	51,244	63,174
Investments in securities	25,817	23,814
Tenant and other receivables (amounts related to VIEs of $16,652 and $23,525 at March 31, 2017 and December 31, 2016, respectively)	73,012	92,548
Accrued rental income (amounts related to VIEs of $227,638 and $224,185 at March 31, 2017 and December 31, 2016, respectively)	812,124	799,138
Deferred charges, net (amounts related to VIEs of $277,519 and $290,436 at March 31, 2017 and December 31, 2016, respectively)	666,677	686,163
Prepaid expenses and other assets (amounts related to VIEs of $68,910 and $42,718 at March 31, 2017 and December 31, 2016, respectively)	150,905	129,666
Investments in unconsolidated joint ventures	793,932	775,198
Total assets	$18,966,627	$18,851,643
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,004,163 and $2,018,483 at March 31, 2017 and December 31, 2016, respectively)	$2,046,959	$2,063,087
Unsecured senior notes, net	7,248,152	7,245,953
Unsecured line of credit	105,000	—
Mezzanine notes payable (amounts related to VIEs of $306,734 and $307,093 at March 31, 2017 and December 31, 2016, respectively)	306,734	307,093
Outside members’ notes payable (amounts related to VIEs of $180,000 at March 31, 2017 and December 31, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $133,749 and $110,457 at March 31, 2017 and December 31, 2016, respectively)	313,723	298,524
Dividends and distributions payable	130,418	130,308
Accrued interest payable (amounts related to VIEs of $171,395 and $162,226 at March 31, 2017 and December 31, 2016, respectively)	266,714	243,933
Other liabilities (amounts related to VIEs of $181,535 and $175,146 at March 31, 2017 and December 31, 2016, respectively)	446,489	450,821
Total liabilities	11,044,189	10,919,719
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at March 31, 2017 and December 31, 2016	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 153,928,131 and 153,869,075 issued and 153,849,231 and 153,790,175 outstanding at March 31, 2017 and December 31, 2016, respectively	1,538	1,538
Additional paid-in capital	6,339,970	6,333,424
Dividends in excess of earnings	(712,270)	(693,694)
Treasury common stock at cost, 78,900 shares at March 31, 2017 and December 31, 2016	(2,722)	(2,722)
Accumulated other comprehensive loss	(50,983)	(52,251)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,775,533	5,786,295
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	617,252	614,982
Property partnerships	1,529,653	1,530,647
Total equity	7,922,438	7,931,924
Total liabilities and equity	$18,966,627	$18,851,643
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$503,562	$536,128
Recoveries from tenants	89,164	89,586
Parking and other	25,610	24,825
Total rental revenue	618,336	650,539
Hotel revenue	7,420	8,757
Development and management services	6,472	6,689
Total revenue	632,228	665,985
Expenses
Operating
Rental	228,287	219,172
Hotel	7,091	7,634
General and administrative	31,386	29,353
Transaction costs	34	25
Depreciation and amortization	159,205	159,448
Total expenses	426,003	415,632
Operating income	206,225	250,353
Other income (expense)
Income from unconsolidated joint ventures	3,084	1,791
Interest and other income	614	1,505
Gains from investments in securities	1,042	259
Interest expense	(95,534)	(105,309)
Income before gains on sales of real estate	115,431	148,599
Gains on sales of real estate	133	67,623
Net income	115,564	216,222
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(4,424)	(10,464)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(11,432)	(21,393)
Net income attributable to Boston Properties, Inc.	99,708	184,365
Preferred dividends	(2,625)	(2,618)
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	$181,747
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.63	$1.18
Weighted average number of common shares outstanding	153,860	153,626
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.63	$1.18
Weighted average number of common and common equivalent shares outstanding	154,214	153,917

Dividends per common share	$0.75	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income	$115,564	$216,222
Other comprehensive income (loss):
Effective portion of interest rate contracts	180	(58,646)
Amortization of interest rate contracts (1)	1,306	627
Other comprehensive income (loss)	1,486	(58,019)
Comprehensive income	117,050	158,203
Net income attributable to noncontrolling interests	(15,856)	(31,857)
Other comprehensive income (loss) attributable to noncontrolling interests	(218)	15,427
Comprehensive income attributable to Boston Properties, Inc.	$100,976	$141,773
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2016	153,790	$1,538	$200,000	$6,333,424	$(693,694)	$(2,722)	$(52,251)	$2,145,629	$7,931,924
Redemption of operating partnership units to common stock	23	—	—	793	—	—	—	(793)	—
Allocated net income for the year	—	—	—	—	99,708	—	—	15,856	115,564
Dividends/distributions declared	—	—	—	—	(118,012)	—	—	(13,653)	(131,665)
Shares issued pursuant to stock purchase plan	3	—	—	373	—	—	—	—	373
Net activity from stock option and incentive plan	33	—	—	996	—	—	—	11,285	12,281
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	(2,035)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	8,145	8,145
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(13,635)	(13,635)
Effective portion of interest rate contracts	—	—	—	—	—	—	97	83	180
Amortization of interest rate contracts	—	—	—	—	—	—	1,171	135	1,306
Reallocation of noncontrolling interest	—	—	—	4,384	—	—	—	(4,384)	—
Equity, March 31, 2017	153,849	$1,538	$200,000	$6,339,970	$(712,270)	$(2,722)	$(50,983)	$2,146,905	$7,922,438

Equity, December 31, 2015	153,580	$1,536	$200,000	$6,305,687	$(780,952)	$(2,722)	$(14,114)	$2,177,492	$7,886,927
Redemption of operating partnership units to common stock	13	—	—	446	—	—	—	(446)	—
Allocated net income for the year	—	—	—	—	184,365	—	—	31,857	216,222
Dividends/distributions declared	—	—	—	—	(102,461)	—	—	(11,865)	(114,326)
Shares issued pursuant to stock purchase plan	3	—	—	332	—	—	—	—	332
Net activity from stock option and incentive plan	9	—	—	696	—	—	—	8,384	9,080
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	2,489	2,489
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(12,915)	(12,915)
Effective portion of interest rate contracts	—	—	—	—	—	—	(43,154)	(15,492)	(58,646)
Amortization of interest rate contracts	—	—	—	—	—	—	562	65	627
Reallocation of noncontrolling interest	—	—	—	(438)	—	—	—	438	—
Equity, March 31, 2016	153,605	$1,536	$200,000	$6,306,723	$(699,048)	$(2,722)	$(56,706)	$2,180,007	$7,929,790

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$115,564	$216,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159,205	159,448
Non-cash compensation expense	10,802	10,069
Income from unconsolidated joint ventures	(3,084)	(1,791)
Distributions of net cash flow from operations of unconsolidated joint ventures	1,861	10,718
Gains from investments in securities	(1,042)	(259)
Non-cash portion of interest expense	(7,729)	(10,138)
Gains on sales of real estate	(133)	(67,623)
Change in assets and liabilities:
Cash held in escrows	6,664	1,940
Tenant and other receivables, net	19,023	25,018
Accrued rental income, net	(9,158)	(12,981)
Prepaid expenses and other assets	(21,197)	45,560
Accounts payable and accrued expenses	(16,306)	(5,209)
Accrued interest payable	22,781	31,192
Other liabilities	(7,090)	(33,319)
Tenant leasing costs	(23,631)	(19,867)
Total adjustments	130,966	132,758
Net cash provided by operating activities	246,530	348,980
Cash flows from investing activities:
Construction in progress	(154,518)	(122,940)
Building and other capital improvements	(43,687)	(25,329)
Tenant improvements	(50,810)	(55,739)
Proceeds from sales of real estate	133	104,816
Proceeds from sales of real estate placed in escrow	—	(104,696)
Proceeds from sales of real estate released from escrow	—	104,696
Cash released from escrow for investing activities	5,230	—
Cash released from escrow for land sale contracts	—	488
Capital contributions to unconsolidated joint ventures	(17,980)	(10,215)
Investments in securities, net	(961)	(438)
Net cash used in investing activities	(262,593)	(109,357)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(5,038)	(6,265)
Proceeds from unsecured senior notes	—	997,080
Borrowings on unsecured line of credit	175,000	—
Repayments of unsecured line of credit	(70,000)	—
Payments on real estate financing transactions	(480)	(781)
Deferred financing costs	—	(8,047)
Net proceeds from equity transactions	(183)	(657)
Dividends and distributions	(131,555)	(328,567)
Contributions from noncontrolling interests in property partnerships	8,145	2,489
Distributions to noncontrolling interests in property partnerships	(13,801)	(12,915)
Net cash provided by (used in) financing activities	(37,912)	642,337
Net increase (decrease) in cash and cash equivalents	(53,975)	881,960
Cash and cash equivalents, beginning of period	356,914	723,718
Cash and cash equivalents, end of period	$302,939	$1,605,678
Supplemental disclosures:
Cash paid for interest	$92,774	$93,524
Interest capitalized	$12,345	$9,269
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(49,292)	$(17,518)
Additions to real estate included in accounts payable and accrued expenses	$44,708	$(24,857)
Dividends and distributions declared but not paid	$130,418	$113,079
Conversions of noncontrolling interests to stockholders’ equity	$793	$446
Issuance of restricted securities to employees	$34,592	$32,630

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,908,551 and $6,760,078 at March 31, 2017 and December 31, 2016, respectively)	$19,978,869	$19,733,872
Less: accumulated depreciation (amounts related to VIEs of $(774,077) and $(758,640) at March 31, 2017 and December 31, 2016, respectively)	(4,214,265)	(4,136,364)
Total real estate	15,764,604	15,597,508
Cash and cash equivalents (amounts related to VIEs of $271,494 and $253,999 at March 31, 2017 and December 31, 2016, respectively)	302,939	356,914
Cash held in escrows (amounts related to VIEs of $4,901 and $4,955 at March 31, 2017 and December 31, 2016, respectively)	51,244	63,174
Investments in securities	25,817	23,814
Tenant and other receivables (amounts related to VIEs of $16,652 and $23,525 at March 31, 2017 and December 31, 2016, respectively)	73,012	92,548
Accrued rental income (amounts related to VIEs of $227,638 and $224,185 at March 31, 2017 and December 31, 2016, respectively)	812,124	799,138
Deferred charges, net (amounts related to VIEs of $277,519 and $290,436 at March 31, 2017 and December 31, 2016, respectively)	666,677	686,163
Prepaid expenses and other assets (amounts related to VIEs of $68,910 and $42,718 at March 31, 2017 and December 31, 2016, respectively)	150,905	129,666
Investments in unconsolidated joint ventures	793,932	775,198
Total assets	$18,641,254	$18,524,123
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,004,163 and $2,018,483 at March 31, 2017 and December 31, 2016, respectively)	$2,046,959	$2,063,087
Unsecured senior notes, net	7,248,152	7,245,953
Unsecured line of credit	105,000	—
Mezzanine notes payable (amounts related to VIEs of $306,734 and $307,093 at March 31, 2017 and December 31, 2016, respectively)	306,734	307,093
Outside members’ notes payable (amounts related to VIEs of $180,000 at March 31, 2017 and December 31, 2016)	180,000	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $133,749 and $110,457 at March 31, 2017 and December 31, 2016, respectively)	313,723	298,524
Distributions payable	130,418	130,308
Accrued interest payable (amounts related to VIEs of $171,395 and $162,226 at March 31, 2017 and December 31, 2016, respectively)	266,714	243,933
Other liabilities (amounts related to VIEs of $181,535 and $175,146 at March 31, 2017 and December 31, 2016, respectively)	446,489	450,821
Total liabilities	11,044,189	10,919,719
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—17,277,109 and 17,079,511 common units and 811,476 and 904,588 long term incentive units outstanding at redemption value at March 31, 2017 and December 31, 2016, respectively	2,395,110	2,262,040
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at March 31, 2017 and December 31, 2016	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,719,378 and 1,717,743 general partner units and 152,129,853 and 152,072,432 limited partner units outstanding at March 31, 2017 and December 31, 2016, respectively	3,478,679	3,618,094
Noncontrolling interests in property partnerships	1,529,653	1,530,647
Total capital	5,201,955	5,342,364
Total liabilities and capital	$18,641,254	$18,524,123
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$503,562	$536,128
Recoveries from tenants	89,164	89,586
Parking and other	25,610	24,825
Total rental revenue	618,336	650,539
Hotel revenue	7,420	8,757
Development and management services	6,472	6,689
Total revenue	632,228	665,985
Expenses
Operating
Rental	228,287	219,172
Hotel	7,091	7,634
General and administrative	31,386	29,353
Transaction costs	34	25
Depreciation and amortization	157,058	157,461
Total expenses	423,856	413,645
Operating income	208,372	252,340
Other income (expense)
Income from unconsolidated joint ventures	3,084	1,791
Interest and other income	614	1,505
Gains from investments in securities	1,042	259
Interest expense	(95,534)	(105,309)
Income before gains on sales of real estate	117,578	150,586
Gains on sales of real estate	133	69,792
Net income	117,711	220,378
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(4,424)	(10,464)
Net income attributable to Boston Properties Limited Partnership	113,287	209,914
Preferred distributions	(2,625)	(2,618)
Net income attributable to Boston Properties Limited Partnership common unitholders	$110,662	$207,296
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.64	$1.21
Weighted average number of common units outstanding	171,581	171,309
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.64	$1.21
Weighted average number of common and common equivalent units outstanding	171,935	171,600

Distributions per common unit	$0.75	$0.65
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income	$117,711	$220,378
Other comprehensive income (loss):
Effective portion of interest rate contracts	180	(58,646)
Amortization of interest rate contracts (1)	1,306	627
Other comprehensive income (loss)	1,486	(58,019)
Comprehensive income	119,197	162,359
Comprehensive income attributable to noncontrolling interests	(4,496)	62
Comprehensive income attributable to Boston Properties Limited Partnership	$114,701	$162,421
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2016	$3,811,717
Contributions	4,491
Net income allocable to general and limited partner units	101,855
Distributions	(118,012)
Accumulated other comprehensive income	1,268
Cumulative effect of a change in accounting principle	(272)
Unearned compensation	(3,122)
Conversion of redeemable partnership units	793
Adjustment to reflect redeemable partnership units at redemption value	(126,416)
Balance at March 31, 2017	$3,672,302

Balance at December 31, 2015	$3,684,522
Contributions	1,165
Net income allocable to general and limited partner units	188,521
Distributions	(102,461)
Accumulated other comprehensive loss	(42,592)
Unearned compensation	(137)
Conversion of redeemable partnership units	446
Adjustment to reflect redeemable partnership units at redemption value	(8,218)
Balance at March 31, 2016	$3,721,246

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$117,711	$220,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	157,058	157,461
Non-cash compensation expense	10,802	10,069
Income from unconsolidated joint ventures	(3,084)	(1,791)
Distributions of net cash flow from operations of unconsolidated joint ventures	1,861	10,718
Gains from investments in securities	(1,042)	(259)
Non-cash portion of interest expense	(7,729)	(10,138)
Gains on sales of real estate	(133)	(69,792)
Change in assets and liabilities:
Cash held in escrows	6,664	1,940
Tenant and other receivables, net	19,023	25,018
Accrued rental income, net	(9,158)	(12,981)
Prepaid expenses and other assets	(21,197)	45,560
Accounts payable and accrued expenses	(16,306)	(5,209)
Accrued interest payable	22,781	31,192
Other liabilities	(7,090)	(33,319)
Tenant leasing costs	(23,631)	(19,867)
Total adjustments	128,819	128,602
Net cash provided by operating activities	246,530	348,980
Cash flows from investing activities:
Construction in progress	(154,518)	(122,940)
Building and other capital improvements	(43,687)	(25,329)
Tenant improvements	(50,810)	(55,739)
Proceeds from sales of real estate	133	104,816
Proceeds from sales of real estate placed in escrow	—	(104,696)
Proceeds from sales of real estate released from escrow	—	104,696
Cash released from escrow for investing activities	5,230	—
Cash released from escrow for land sale contracts	—	488
Capital contributions to unconsolidated joint ventures	(17,980)	(10,215)
Investments in securities, net	(961)	(438)
Net cash used in investing activities	(262,593)	(109,357)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2017	2016
	(in thousands)

Cash flows from financing activities:
Repayments of mortgage notes payable	(5,038)	(6,265)
Proceeds from unsecured senior notes	—	997,080
Borrowings on unsecured line of credit	175,000	—
Repayments of unsecured line of credit	(70,000)	—
Payments on real estate financing transaction	(480)	(781)
Deferred financing costs	—	(8,047)
Net proceeds from equity transactions	(183)	(657)
Distributions	(131,555)	(328,567)
Contributions from noncontrolling interests in property partnerships	8,145	2,489
Distributions to noncontrolling interests in property partnerships	(13,801)	(12,915)
Net cash provided by (used in) financing activities	(37,912)	642,337
Net increase (decrease) in cash and cash equivalents	(53,975)	881,960
Cash and cash equivalents, beginning of period	356,914	723,718
Cash and cash equivalents, end of period	$302,939	$1,605,678
Supplemental disclosures:
Cash paid for interest	$92,774	$93,524
Interest capitalized	$12,345	$9,269
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(49,292)	$(17,518)
Additions to real estate included in accounts payable and accrued expenses	$44,708	$(24,857)
Distributions declared but not paid	$130,418	$113,079
Conversions of redeemable partnership units to partners’ capital	$793	$446
Issuance of restricted securities to employees	$34,592	$32,630

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at March 31, 2017 owned an approximate 89.5% (89.5% at December 31, 2016) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015, 2016 and 2017 multi-year, long-term incentive program awards (also referred to as “2013 MYLTIP Units,” “2014 MYLTIP Units,” “2015 MYLTIP Units,” “2016 MYLTIP Units” and “2017 MYLTIP Units,” respectively, and collectively as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units expired on February 6, 2015, February 4, 2016 and February 3, 2017, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2015, 2016 and 2017 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units, the 2013 MYLTIP Units and the 2014 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2015, 2016 and 2017 MYLTIP Units. LTIP Units (including the 2012 OPP Units, the 2013 MYLTIP Units and the 2014 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 7, 8 and 10).
At March 31, 2017, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 8).
Properties
At March 31, 2017, the Company owned or had interests in a portfolio of 174 commercial real estate properties (the “Properties”) aggregating approximately 47.7 million net rentable square feet of primarily Class A office properties, including eight properties under construction/redevelopment totaling approximately 4.0 million net rentable square feet. At March 31, 2017, the Properties consisted of:

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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2016.
Fair Value of Financial Instruments
The Company determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of the Company’s unsecured senior notes are categorized at a level 1 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and the Company’s specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is internally estimated and therefore would be primarily based upon a level 3 input.
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s mortgage notes payable, net, mezzanine notes payable, unsecured line of credit and unsecured senior notes, net and the Company’s corresponding estimate of fair value as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$2,046,959	$2,074,954	$2,063,087	$2,092,237
Mezzanine notes payable	306,734	307,600	307,093	308,344
Unsecured line of credit	105,000	105,099	—	—
Unsecured senior notes, net	7,248,152	7,460,437	7,245,953	7,428,077
Total	$9,706,845	$9,948,090	$9,616,133	$9,828,658

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of Accounting Standards Codification (“ASC”) 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Consolidated Variable Interest Entities
As of March 31, 2017, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. The VIEs own (1) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Time Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) the entity that owns Salesforce Tower, which is currently under development.
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities, with the exception of Boston Properties Limited Partnership, are reflected as noncontrolling interest in property partnerships in the accompanying Consolidated Financial Statements (See Note 7).
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
Variable Interest Entities Not Consolidated
The Company has determined that its BNY Tower Holdings LLC joint venture, which owns Dock 72 at the Brooklyn Navy Yard, is a VIE.  The Company does not consolidate this entity because the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.

Recent Accounting Pronouncements
In May 2014, the Financial Standards Accounting Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. The Company may elect to adopt ASU 2016-12 as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company has commenced the process of adopting ASU 2014-09 for reporting periods beginning after December 15, 2017, including forming a project team and compiling an inventory of the sources of revenue the Company expects will be impacted by the adoption of ASU 2014-09. The Company expects that executory costs and certain non-lease components of revenue from leases (upon the adoption of ASU 2016-02), tenant service revenue, development and management services revenue, parking revenue and gains on sales of real estate may be impacted by the adoption of ASU 2014-09, although the Company expects that the impact will be to the pattern of revenue recognition and not the total revenue recognized over time. The Company is in the process of evaluating the significance of the impact on the changes in the recognition pattern of its revenue and is still completing its assessment of the overall impact of adopting ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company has commenced the process of adopting ASU 2016-02 by forming a project team and beginning to compile an inventory of its leases that will be impacted by the adoption of ASU 2016-02. The Company is still assessing the impact of adopting ASU 2016-02. However, the Company expects that its operating leases where it is the lessor will be accounted for on its balance sheet similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of ground leases, the Company expects to recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense on a straight-line basis over the term of the lease. In addition, under ASU 2016-02, lessors may only capitalize incremental direct leasing costs. As a result, the Company expects that it will no longer be able to capitalize its internal leasing wages and instead will expense these costs as incurred.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 is intended to improve the accounting for share-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment awards are simplified with ASU 2016-09, including income tax consequences, classification of awards as equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for the Company for reporting periods beginning after December 15, 2016, with early adoption permitted. On January 1, 2017, the Company adopted ASU 2016-09 and elected to make an accounting policy change to its method of accounting for forfeitures on its awards of stock-based compensation including the issuance of shares of restricted common stock, LTIP Units and MYLTIP Units. The Company now accounts for forfeitures as they occur instead of estimating the number of forfeitures upon the issuance of such awards of stock-based compensation. The adoption resulted in the Company recognizing cumulative effect of a change in accounting principle adjustments to its consolidated balance sheets totaling approximately $0.3 million to Dividends in Excess of Earnings and Partners’ Capital for Boston Properties, Inc. and Boston Properties Limited Partnership, respectively, and approximately $1.8 million to noncontrolling interests - common units of Boston Properties Limited Partnership and noncontrolling interests - redeemable partnership units for Boston Properties, Inc. and Boston Properties Limited Partnership, respectively.
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
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 updates the definition of an “in substance nonfinancial asset” and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. The effective date and transition methods of ASU 2017-05 are aligned with ASU 2014-09 described above and are effective for the first interim period within annual reporting periods beginning after December 15, 2017. The Company is currently assessing the potential impact that the adoption of ASU 2017-05 will have on its consolidated financial statements.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Land	$4,879,015	$4,879,020
Land held for future development (1)	249,800	246,656
Buildings and improvements	11,904,196	11,890,626
Tenant improvements	2,111,336	2,060,315
Furniture, fixtures and equipment	36,589	32,687
Construction in progress	1,211,324	1,037,959
Total	20,392,260	20,147,263
Less: Accumulated depreciation	(4,302,283)	(4,222,235)
	$16,089,977	$15,925,028
_______________

(1)	Includes pre-development costs.

Boston Properties Limited Partnership
Real estate consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Land	$4,774,455	$4,774,460
Land held for future development (1)	249,800	246,656
Buildings and improvements	11,595,365	11,581,795
Tenant improvements	2,111,336	2,060,315
Furniture, fixtures and equipment	36,589	32,687
Construction in progress	1,211,324	1,037,959
Total	19,978,869	19,733,872
Less: Accumulated depreciation	(4,214,265)	(4,136,364)
	$15,764,604	$15,597,508
_______________

(1)	Includes pre-development costs.

4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2017 and December 31, 2016:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			March 31, 2017	December 31, 2016
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(7,837)	$(8,134)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		2,007	2,004
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(10,167)	(10,564)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	41,151	41,605
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	19,920	20,539
540 Madison Venture LLC	540 Madison Avenue	60.0%		67,653	67,816
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(3,606)	(3,389)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,474	42,528
Podium Developer LLC	The Hub on Causeway	50.0%		36,888	29,869
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		21,666	20,803
Hotel Tower Developer LLC	The Hub on Causeway - Hotel	50.0%		1,167	933
1265 Main Office JV LLC	1265 Main Street	50.0%		4,866	4,779
BNY Tower Holdings LLC	Dock 72 at the Brooklyn Navy Yard	50.0%	(6)	43,497	33,699
CA-Colorado Center Limited Partnership	Colorado Center	49.8%		512,643	510,623
				$772,322	$753,111
 _______________

(1)
Investments with deficit balances aggregating approximately $21.6 million and $22.1 million at March 31, 2017 and December 31, 2016, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

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
Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, the partners will be entitled to an additional promoted interest or payments.
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Real estate and development in process, net	$1,553,799	$1,519,217
Other assets	297,969	297,263
Total assets	$1,851,768	$1,816,480
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$864,344	$865,665
Other liabilities	68,695	67,167
Members’/Partners’ equity	918,729	883,648
Total liabilities and members’/partners’ equity	$1,851,768	$1,816,480
Company’s share of equity	$471,112	$450,662
Basis differentials (1)	301,210	302,449
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$772,322	$753,111
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At March 31, 2017 and December 31, 2016, there was an aggregate basis differential of approximately $327.4 million and $328.8 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $21.6 million and $22.1 million at March 31, 2017 and December 31, 2016, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Total revenue (1)	$54,761	$37,669
Expenses
Operating	22,079	16,667
Depreciation and amortization	14,309	9,064
Total expenses	36,388	25,731
Operating income	18,373	11,938
Other expense
Interest expense	9,300	8,389
Net income	$9,073	$3,549

Company’s share of net income	$4,323	$1,599
Basis differential (2)	(1,239)	192
Income from unconsolidated joint ventures	$3,084	$1,791
 _______________

(1)	Includes straight-line rent adjustments of approximately $7.0 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively.

(2)	Includes a straight-line rent adjustment of approximately $0.7 million and a net above-/below-market rent adjustment of approximately $0.4 million for the three months ended March 31, 2017.

5. Derivative Instruments and Hedging Activities
During the year ended December 31, 2015, Boston Properties Limited Partnership commenced a planned interest rate hedging program and entered into 17 forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. On August 17, 2016, in conjunction with Boston Properties Limited Partnership’s offering of its 2.750% senior unsecured notes due 2026, the Company terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $49.3 million. The Company recognized approximately $0.1 million of losses on interest rate contracts during the year ended December 31, 2016 related to the partial ineffectiveness of the interest rate contracts. The Company is reclassifying into earnings, as an increase to interest expense, approximately $49.2 million (or approximately $4.9 million per year over the 10-year term of the 2.750% senior unsecured notes due 2026) of the amounts recorded in the consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts. In addition, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into 16 forward-starting interest rate swap contracts (including two contracts entered into during the three months ended March 31, 2016 with notional amounts aggregating $50.0 million) that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027 (See Note 12).
767 Fifth Partners LLC’s interest rate swap contracts consisted of the following at March 31, 2017 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Strike Rate Range			Balance Sheet Location	Fair Value
				Low		High

Interest Rate Swaps	$325,000	June 7, 2017	June 7, 2027	2.423%	-	2.950%	Other Liabilities	$(8,635)
Interest Rate Swaps	125,000	June 7, 2017	June 7, 2027	2.336%	-	2.418%	Prepaid Expenses and Other Assets	551
	$450,000							$(8,084)

767 Fifth Avenue Partners LLC’s interest rate swap contracts consisted of the following at December 31, 2016 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount	Effective Date	Maturity Date	Strike Rate Range			Balance Sheet Location	Fair Value
				Low		High

Interest Rate Swaps	$350,000	June 7, 2017	June 7, 2027	2.418%	-	2.950%	Other Liabilities	$(8,773)
Interest Rate Swaps	100,000	June 7, 2017	June 7, 2027	2.336%	-	2.388%	Prepaid Expenses and Other Assets	509
	$450,000							$(8,264)
Boston Properties Limited Partnership entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in September 2016. The Company’s 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing in June 2017 (See Note 12). Boston Properties Limited Partnership has formally documented all of its relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. Boston Properties Limited Partnership also assesses and documents, both at the hedging instrument’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows associated with the hedged items. All components of the forward-starting interest rate swap contracts were included in the assessment of hedge effectiveness. 767 Fifth Partners LLC has agreements with each of its derivative counterparties that contain a provision where it could be declared in default on its derivative obligations if repayment of its indebtedness is accelerated by the lender due to its default on the indebtedness. As of March 31, 2017, the fair value of 767 Fifth Partners LLC’s derivatives is in a net liability position, excluding any adjustment for nonperformance risk and excluding accrued interest, related to these agreements of approximately $8.6 million. As of March 31, 2017, 767 Fifth Partners LLC has not posted any collateral related to these agreements. If 767 Fifth Partners LLC had breached any of these provisions at March 31, 2017, it could have been required to settle its obligations under the agreements at their termination value of approximately $8.6 million. The Company accounts for the effective portion of changes in the fair value of a derivative in accumulated other comprehensive loss and subsequently reclassifies the effective portion to earnings over the term that the hedged transaction affects earnings. The Company accounts for the ineffective portion of changes in the fair value of a derivative directly in earnings. The Company classifies cash flows related to derivative instruments within its Consolidated Statements of Cash Flows consistent with the nature of the hedged item. 767 Fifth Partners LLC has recorded the changes in fair value of the swap contracts related to the effective portion of the interest rate contracts aggregating approximately $8.6 million in Other Liabilities and approximately $0.6 million in Prepaid Expenses and Other Assets and Accumulated Other Comprehensive Loss within the Company’s Consolidated Balance Sheets. During the three months ended March 31, 2017, 767 Fifth Partners LLC did not record any hedge ineffectiveness. 767 Fifth Partners LLC expects that within the next twelve months it will reclassify into earnings as an increase to interest expense approximately $0.7 million of the amounts recorded within Accumulated Other Comprehensive Loss relating to the forward-starting interest rate swap contracts in effect and as of March 31, 2017.
The following table presents the location in the financial statements of the gains (losses) recognized related to the Company’s cash flow hedges for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
Amount of gain (loss) related to the effective portion recognized in other comprehensive loss	$180	$(58,646)
Amount of loss related to the effective portion subsequently reclassified to earnings	$(1,306)	$(627)
Amount of (gain) loss related to the ineffective portion and amount excluded from effectiveness testing	$—	$—

Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$(52,251)
Effective portion of interest rate contracts	180
Amortization of interest rate contracts	1,306
Other comprehensive loss attributable to noncontrolling interests	(218)
Balance at March 31, 2017	$(50,983)

Balance at December 31, 2015	$(14,114)
Effective portion of interest rate contracts	(58,646)
Amortization of interest rate contracts	627
Other comprehensive income attributable to noncontrolling interests	15,427
Balance at March 31, 2016	$(56,706)
Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$(60,853)
Effective portion of interest rate contracts	180
Amortization of interest rate contracts	1,306
Other comprehensive loss attributable to noncontrolling interests	(72)
Balance at March 31, 2017	$(59,439)

Balance at December 31, 2015	$(18,337)
Effective portion of interest rate contracts	(58,646)
Amortization of interest rate contracts	627
Other comprehensive income attributable to noncontrolling interests	10,526
Balance at March 31, 2016	$(65,830)

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $12.0 million.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, the partners will be entitled to an additional promoted interest or payments.
In connection with the assumption of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2017, the maximum funding obligation under the guarantee was approximately $25.0 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
In connection with 767 Fifth Partners LLC entering into interest rate swap contracts (See Notes 5 and 12), the Company guaranteed 767 Fifth Partners LLC’s obligations under the hedging agreements in favor of each hedge counterparty. 767 Fifth Partners LLC is the entity that owns 767 Fifth Avenue (the General Motors Building). It is a subsidiary of 767 Venture, LLC, a consolidated entity in which the Company has a 60% interest. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee.
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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014 and 2015, the Company received distributions of approximately $7.7 million and $8.1 million, respectively. On July 5, 2016, the Company received a fourth interim distribution totaling approximately $1.4 million, leaving a remaining claim of approximately $28.0 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at March 31, 2017.
Insurance
The Company carries insurance coverage on its properties, including those under development, of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. Certain properties owned in joint ventures with third parties are insured by the third party partner with insurance coverage of types and in amounts and with deductibles the Company believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2017, the program trigger is $140 million and the coinsurance is 17%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.

The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that the Company believes is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco (including Salesforce Tower) and Los Angeles regions with a $240 million (increased from $170 million on March 1, 2017) per occurrence limit, and a $240 million (increased from $170 million on March 1, 2017) annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. Prior to March 1, 2017, the builders risk policy maintained for the development of Salesforce Tower in San Francisco included a $60 million per occurrence and annual aggregate limit of earthquake coverage. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.
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
7. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2017, the noncontrolling interests in Boston Properties Limited Partnership consisted of 17,277,109 OP Units, 811,476 LTIP Units (including 118,067 2012 OPP Units, 85,491 2013 MYLTIP Units and 25,124 2014 MYLTIP Units), 367,218 2015 MYLTIP Units, 473,360 2016 MYLTIP Units and 400,000 2017 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the three months ended March 31, 2017, 23,182 OP Units were presented by the holders for redemption (including 20,682 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At March 31, 2017, Boston Properties Limited Partnership had outstanding 367,218 2015 MYLTIP Units, 473,360 2016 MYLTIP Units and 400,000 2017 MYLTIP Units. Prior to the applicable measurement date (February 4, 2018 for 2015 MYLTIP Units, February 9, 2019 for 2016 MYLTIP Units and February 6, 2020 for 2017 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units and 2013 MYLTIP Units and, after the February 3, 2017 measurement date, the 2014 MYLTIP Units) and its distributions on the 2014 MYLTIP Units (prior to the February 3, 2017 measurement date), 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units (after the February 7, 2017 issuance date) paid in 2017:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 31, 2017	April 28, 2017	$0.75	$0.075
December 31, 2016	January 30, 2017	$0.75	$0.075
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at March 31, 2017 was approximately $2.4 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $132.41 per share on March 31, 2017.

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable partnership units of Boston Properties Limited Partnership for the three months ended March 31, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$2,262,040
Contributions	29,918
Net income	11,432
Distributions	(13,653)
Conversion of redeemable partnership units	(793)
Unearned compensation	(18,633)
Cumulative effect of a change in accounting principle	(1,763)
Accumulated other comprehensive income	146
Adjustment to reflect redeemable partnership units at redemption value	126,416
Balance at March 31, 2017	$2,395,110

Balance at December 31, 2015	$2,286,689
Contributions	30,808
Net income	21,393
Distributions	(11,865)
Conversion of redeemable partnership units	(446)
Unearned compensation	(22,424)
Accumulated other comprehensive loss	(4,901)
Adjustment to reflect redeemable partnership units at redemption value	8,218
Balance at March 31, 2016	$2,307,472
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.5 billion at March 31, 2017 and December 31, 2016, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company shall earn a preferred return equal to LIBOR plus 3.00% per annum and shall be payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of March 31, 2017, approximately $11.8 million of preferred equity had been contributed by the Company to the venture.

The following table reflects the activity of the noncontrolling interests in property partnerships for the three months ended March 31, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$1,530,647
Capital contributions	8,145
Net income	4,424
Accumulated other comprehensive income	72
Distributions	(13,635)
Balance at March 31, 2017	$1,529,653

Balance at December 31, 2015	$1,574,400
Capital contributions	2,489
Net income	10,464
Accumulated other comprehensive loss	(10,526)
Distributions	(12,915)
Balance at March 31, 2016	$1,563,912

8. Stockholders’ Equity / Partners’ Capital
As of March 31, 2017, Boston Properties, Inc. had 153,849,231 shares of Common Stock outstanding.
As of March 31, 2017, Boston Properties, Inc. owned 1,719,378 general partnership units and 152,129,853 limited partnership units of Boston Properties Limited Partnership.
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
During the three months ended March 31, 2017, Boston Properties, Inc. issued 23,182 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2017:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 31, 2017	April 28, 2017	$0.75	$0.75
December 31, 2016	January 30, 2017	$0.75	$0.75
Preferred Stock
As of March 31, 2017, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.

The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2017:

Record Date	Payment Date	Dividend (Per Share)
May 5, 2017	May 15, 2017	$32.8125
February 3, 2017	February 15, 2017	$32.8125

9. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of the Company, LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of the Company using the two-class method. Participating securities are included in the computation of diluted EPS of the Company using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units required, and the 2015-2017 MYLTIP Units require, the Company to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, the Company excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for the Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three Months Ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	153,860	$0.63
Effect of Dilutive Securities:
Stock Based Compensation	—	354	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	154,214	$0.63

	Three Months Ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$181,747	153,626	$1.18
Allocation of undistributed earnings to participating securities	(247)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$181,500	153,626	$1.18
Effect of Dilutive Securities:
Stock Based Compensation	—	291	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$181,500	153,917	$1.18
Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units required, and the 2015-2017 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,721,000 and 17,683,000 redeemable common units for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$110,662	171,581	$0.64
Effect of Dilutive Securities:
Stock Based Compensation	—	354	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$110,662	171,935	$0.64

	Three Months Ended March 31, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,296	171,309	$1.21
Allocation of undistributed earnings to participating securities	(275)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,021	171,309	$1.21
Effect of Dilutive Securities:
Stock Based Compensation	—	291	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,021	171,600	$1.21
10. Stock Option and Incentive Plan
On January 25, 2017, Boston Properties, Inc.’s Compensation Committee approved the 2017 MYLTIP awards under Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the “2012 Plan”) to certain officers and employees of Boston Properties, Inc. The 2017 MYLTIP awards utilize Boston Properties, Inc.’s total stockholder return (“TSR”) over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the NAREIT Office Index adjusted to include Vornado Realty Trust (50% weight). Earned awards will range from zero to a maximum of approximately $42.7 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with four tiers (threshold: approximately $10.7 million; target: approximately $21.3 million; high: approximately $32.0 million; exceptional: approximately $42.7 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards.
Earned awards (if any) will vest 50% on February 6, 2020 and 50% on February 6, 2021, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 6, 2020, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2017 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units and no special distributions.
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
During the three months ended March 31, 2017, Boston Properties, Inc. issued 35,839 shares of restricted common stock and Boston Properties Limited Partnership issued 100,639 LTIP Units and 400,000 2017 MYLTIP Units to employees under the 2012 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2017 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the three months ended March 31, 2017 were valued at approximately $4.7 million ($130.72 per share). The LTIP Units granted were valued at approximately $12.1 million (approximately $120.66 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.14% and an expected price volatility of 28.0%. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation (See Note 2). Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units was approximately $10.3 million and $9.4 million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, there was $30.9 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units, 2013 MYLTIP Units and 2014 MYLTIP Units and $32.2 million of unrecognized compensation expense related to unvested 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.8 years.
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three months ended March 31, 2017 and 2016.
Boston Properties, Inc.

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	$181,747
Add:
Preferred dividends	2,625	2,618
Noncontrolling interest—common units of Boston Properties Limited Partnership	11,432	21,393
Noncontrolling interests in property partnerships	4,424	10,464
Interest expense	95,534	105,309
Depreciation and amortization expense	159,205	159,448
Transaction costs	34	25
General and administrative expense	31,386	29,353
Less:
Gains on sales of real estate	133	67,623
Gains from investments in securities	1,042	259
Interest and other income	614	1,505
Income from unconsolidated joint ventures	3,084	1,791
Development and management services revenue	6,472	6,689
Net Operating Income	$390,378	$432,490

Boston Properties Limited Partnership

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	110,662	207,296
Add:
Preferred distributions	2,625	2,618
Noncontrolling interests in property partnerships	4,424	10,464
Interest expense	95,534	105,309
Depreciation and amortization expense	157,058	157,461
Transaction costs	34	25
General and administrative expense	31,386	29,353
Less:
Gains on sales of real estate	133	69,792
Gains from investments in securities	1,042	259
Interest and other income	614	1,505
Income from unconsolidated joint ventures	3,084	1,791
Development and management services revenue	6,472	6,689
Net Operating Income	$390,378	$432,490
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains from investments in securities, interest and other income, income from unconsolidated joint ventures and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, noncontrolling interests, gains on sales of real estate, interest expense, gains from investments in securities, interest and other income, income from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, general and administrative expenses and development and management services revenue are not included in Net Operating Income as internal reporting addresses these items on a corporate level.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Office, Residential and Hotel.

Information by geographic area and property type (dollars in thousands):
For the three months ended March 31, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$185,436	$241,570	$84,641	$102,733	$614,380
Residential	1,139	—	—	2,817	3,956
Hotel	7,420	—	—	—	7,420
Total	193,995	241,570	84,641	105,550	625,756
% of Grand Totals	31.00%	38.60%	13.53%	16.87%	100.00%
Rental Expenses:
Office	75,256	91,684	24,474	35,322	226,736
Residential	495	—	—	1,056	1,551
Hotel	7,091	—	—	—	7,091
Total	82,842	91,684	24,474	36,378	235,378
% of Grand Totals	35.19%	38.95%	10.40%	15.46%	100.00%
Net operating income	$111,153	$149,886	$60,167	$69,172	$390,378
% of Grand Totals	28.47%	38.40%	15.41%	17.72%	100.00%
For the three months ended March 31, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$177,827	$291,858	$76,317	$100,488	$646,490
Residential	1,171	—	—	2,878	4,049
Hotel	8,757	—	—	—	8,757
Total	187,755	291,858	76,317	103,366	659,296
% of Grand Totals	28.48%	44.27%	11.57%	15.68%	100.00%
Rental Expenses:
Office	70,687	88,798	23,905	34,182	217,572
Residential	520	—	—	1,080	1,600
Hotel	7,634	—	—	—	7,634
Total	78,841	88,798	23,905	35,262	226,806
% of Grand Totals	34.76%	39.15%	10.54%	15.55%	100.00%
Net operating income	$108,914	$203,060	$52,412	$68,104	$432,490
% of Grand Totals	25.18%	46.95%	12.12%	15.75%	100.00%

12. Subsequent Events
On April 19, 2017, the Company completed the sale of a parcel of land at 30 Shattuck Road located in Andover, Massachusetts for a gross sale price of approximately $5.0 million.
On April 21, 2017, the Company exercised its option to ground lease, with the future right to purchase, real property adjacent to the MacArthur BART station located in Oakland, California, that could support the development of a 402-unit residential building and supporting retail space.

On April 24, 2017, Boston Properties Limited Partnership executed the Eighth Amended and Restated Credit Agreement (as amended and restated, the “2017 Credit Facility”). Among other things, the amendment and restatement (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) that permits Boston Properties Limited Partnership to borrow until the first anniversary of the closing date. The Delayed Draw Facility was undrawn at closing. Based on Boston Properties Limited Partnership’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.15%. The Delayed Draw Facility has a fee on unused commitments equal to 0.15% per annum.
On April 24, 2017, the Company’s consolidated entity in which it has a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City entered into an interest rate lock and commitment agreement with a group of lenders on a ten-year financing totaling $2.3 billion at a fixed interest rate of 3.43% per annum.  The Company expects to close on the financing by the end of June 2017, although there can be no assurance that the financing will be consummated on the terms currently contemplated or at all.  In conjunction with the interest rate lock and commitment agreement, the consolidated entity terminated its forward-starting interest rate swap contracts with notional amounts aggregating $450.0 million and paid approximately $14.4 million, which amount will increase the Company’s interest expense over the ten-year term of the financing, resulting in an estimated effective interest rate of approximately 3.65% per annum, inclusive of other estimated amortization of financing costs and additional mortgage recording taxes (See Note 5).
On May 1, 2017, the Company entered into an agreement to acquire 103 Carnegie Center located in Princeton, New Jersey within the Company’s Carnegie Center office complex for a purchase price of approximately $15.8 million. 103 Carnegie Center is an approximately 96,000 net rentable square foot Class A office property. The Company expects that the acquisition will close during the second quarter of 2017. However, the acquisition is subject to the satisfaction of customary closing conditions and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
if there is a negative change in the economy, including, without limitation, a reversal of current job growth trends and an increase in unemployment, it could have a negative effect on the following, among other things:

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

•	the value of our real estate assets, which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis;

•	volatile or adverse global economic and political conditions, and dislocations in the credit markets, could adversely affect our business opportunities, results of operations and financial condition;

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

•
risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments and/or refinance existing indebtedness, including the impact of higher interest rates on the cost and/or availability of financing;

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
Overview
BXP is a fully integrated, self-administered and self-managed REIT and one of the largest owners, managers and developers of primarily Class A office properties in the United States. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets - Boston, Los Angeles, New York, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing Class A office space to our tenants. Factors we consider when we lease space include the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, current and anticipated operating costs and real estate taxes, current and anticipated vacancy, current and anticipated future demand for office space and general economic factors.
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
Outlook
Economic growth in the United States continues to be sluggish, with growth in the Gross Domestic Product at 0.7% in the first quarter of 2017, according to advance estimates. Employment continues to improve with approximately 211,000 non-farm jobs created in April 2017 resulting in a decrease in the unemployment rate to 4.4% from 4.7% in December 2016. We believe employment indicators, which are driving office demand in our markets, combined with the relatively low interest rate environment and the prospect for fiscal stimulus, provide confidence for continued growth.
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
During the first quarter of 2017, we signed leases across our portfolio totaling approximately 565,000 square feet, which is below our historical average, mainly due to the timing of lease expirations and concentration of large lease transactions executed in recent quarters. We commenced revenue recognition on approximately 915,000 square feet of leases in second generation space in the first quarter. Of these leases in second generation space, approximately 624,000 square feet have been vacant for less than one year and provide an average increase in net rental obligation of approximately 20%, demonstrating the strong internal growth opportunities embedded in our portfolio. The overall occupancy of our in-service properties increased from 90.2% at December 31, 2016 to 90.4% at March 31, 2017 due mainly to leasing at the recently acquired Colorado Center in Santa Monica, California, and occupancy improvement in our Boston Suburban assets.
Our investment strategy remains largely unchanged. Other than possible acquisitions of value-add assets, such as those requiring lease-up or repositioning like Colorado Center, we intend to continue to invest primarily in higher yielding new developments with significant pre-leasing commitments and redevelopment opportunities rather than lower yielding acquisitions of stabilized assets for which demand and pricing remains strong. Our current development pipeline consists of eight development/redevelopment projects representing approximately 4.0 million net rentable square feet and our share of the estimated total investment of approximately $2.3 billion, of which approximately $790 million of equity remained to be invested as of March 31, 2017. As of May 3, 2017, approximately 54% of the commercial space in these development projects is pre-leased. In addition, we have begun the repositioning of several of our properties, including 399 Park Avenue and the retail and plaza at 767 Fifth Avenue (the General Motors Building) in New York City, 100 Federal Street in Boston, Massachusetts, and 1330 Connecticut Avenue and Metropolitan Square in Washington, DC. We expect these projects will require significant capital expenditures and, in some cases, necessitate that space is vacated for an extended period of time.
We also have significant land holdings and opportunities to increase square footage density that we intend to move through the design and permitting processes and add selectively to our development/redevelopment pipeline, including developments that may commence in 2017 and 2018. For example, during the first quarter of 2017, we received certain permits for the construction of 145 Broadway located in Cambridge, Massachusetts and have subsequently begun demolition of the existing property. 145 Broadway was an approximately 80,000 net rentable square foot Class A office property that is in the process of being demolished and redeveloped into an approximately 486,000 net rentable square foot Class A office property, including approximately 9,500 net rentable square feet of retail space. The office portion is 100% pre-leased to an expanding existing tenant and we expect the building will be available for occupancy during the fourth quarter of 2019.  Additionally, on April 21, 2017 we exercised our option to ground lease, with a future right to purchase, a parcel adjacent to the MacArthur BART station located in Oakland, California, that could support the development of a 402-unit residential building and supporting retail space.
On April 24, 2017, we enhanced our liquidity and mitigated interest rate risk on our 2017 loan maturities with commitments for an aggregate of $4.3 billion of debt funding. First, we amended and restated our line of credit to, among other things: (1) increase the total commitment of the revolving line of credit (the “Revolving Facility”) from $1.0 billion to $1.5 billion, (2) extend the maturity date from July 26, 2018 to April 24, 2022, (3) reduce the per annum variable interest rates, and (4) add a $500.0 million delayed draw term loan facility that allows us to delay drawing funds for up to one year. Second, our consolidated joint venture which owns 767 Fifth Avenue (the General Motors Building) located in New York City entered into an interest rate lock and commitment agreement with a group of lenders on a ten-year financing totaling $2.3 billion at a fixed interest rate of 3.43% per annum. After repayment of the in-place mortgage and mezzanine debt, closing costs and swap settlement costs, we expect the transaction will generate net proceeds of approximately $650 million for the venture, of which our 60% share is approximately $390 million. Given the relatively low interest rates currently available to us in the debt markets, we may elect to supplement our liquidity position to provide additional capacity to fund our remaining capital requirements for existing development projects and pursue attractive additional investment opportunities. Depending on the type and timing of financing, raising capital may result in us carrying additional cash and cash equivalents pending our use of the proceeds.
The same factors that create challenges to acquiring assets present opportunities for us to continue to review our portfolio to identify properties that may no longer fit within our portfolio strategy or could attract premium pricing in the current market environment as potential sales candidates. We expect to sell a modest number of non-core assets in 2017, subject to market conditions.
A brief overview of each of our markets follows.

Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. Our East Cambridge properties are outperforming the overall submarket at approximately 97.1% occupancy as of March 31, 2017. We have an opportunity to increase the revenue from our Cambridge in-service portfolio with leases for approximately 100,000 square feet of space expiring at the end of 2017 with in-place rents that are significantly less than current market rents.
Our suburban Waltham/Lexington submarket continues to strengthen due to the organic growth of our existing tenant base and other tenants in the market looking for space to accommodate their expanding workforces. We commenced the redevelopment of 191 Spring Street, an approximately 160,000 square foot building, and during the first quarter 2017 signed a lease with a lead tenant for approximately 80,000 square feet.
The Boston Central Business District (“CBD”) submarket continues to be driven by lease-expirations from traditional financial and professional services tenants and a steady flow of new technology companies moving into the CBD. In addition, during the first quarter of 2017, we leased approximately 32,000 square feet and are negotiating another lease for 50,000 square feet that will cover a portion of the vacancies at our 200 Clarendon Street property.
Los Angeles
Activity at our Colorado Center joint venture asset in West Los Angeles (“LA”) remains strong. We are negotiating a lease expansion with an existing tenant for approximately 63,000 square feet, which, if executed, would bring the percentage committed from 65.5% at acquisition, on July 1, 2016, to approximately 93%. We are committed to growing our presence and portfolio in LA and expect to continue to underwrite investment opportunities in this market.
New York
Our overall expectations for the midtown Manhattan office market and the leasing activity in our portfolio have been generally consistent with recent quarters. New supply continues to come into the market in the form of new deliveries and large lease expirations. As a result, tenants have increasing options and therefore we are not anticipating significant growth in office rents and we are witnessing higher tenant concessions. Our New York City portfolio remains well leased at 94.3% with 8% rollover in 2017.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the United States. We continue to benefit from this strength as evidenced by the approximately 327,000 square feet of second generation leases that commenced during the first quarter of 2017, which have been vacant for less than one year and provide an average increase in net rental obligation of approximately 74.3%.
Our near-term leasing focus remains the lease up of Salesforce Tower, where we have increased our leased percentage to 69% as of May 3, 2017 from 62% at December 31, 2016. Salesforce Tower is at its full height of 61 floors and is now the tallest building in the city. Prospective tenants may now tour the available floors and experience the breadth of vision glass, column-free floors, floor heights and views. Tour activity remains strong and we expect the first tenants to occupy this building in the first quarter of 2018.
Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive primarily because there has been no significant increase in demand. Outside of the district, our Reston Town Center properties are approximately 97.4% leased and leasing activity is healthy for our available and near-term expiring space.

The table below details the leasing activity during the three months ended March 31, 2017:

Three months ended March 31, 2017
(Square Feet)
Vacant space available at the beginning of the period	4,196,275
Properties placed in-service	9,480
Leases expiring or terminated during the period	843,647
Total space available for lease	5,049,402
1st generation leases	23,865
2nd generation leases with new tenants	624,425
2nd generation lease renewals	290,455
Total space leased (1)	938,745
Vacant space available for lease at the end of the period	4,110,657

Leases executed during the period, in square feet (2)	565,188

Second generation leasing information: (3)
Leases commencing during the period, in square feet	914,880
Weighted Average Lease Term	85 Months
Weighted Average Free Rent Period	82 Days
Total Transaction Costs Per Square Foot (4)	$55.92
Increase in Gross Rents (5)	13.12%
Increase in Net Rents (6)	19.54%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2017.

(2)
Represents leases executed during the three months ended March 31, 2017 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three months ended March 31, 2017 is 139,735.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 914,880 square feet of second generation leases that commenced during the three months ended March 31, 2017, leases for 775,145 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 609,624 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2017; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 609,624 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2017; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

There were no transactions during the three months ended March 31, 2017.

Transactions completed subsequent to March 31, 2017 included the following:

•	On April 19, 2017, we completed the sale of a parcel of land at 30 Shattuck Road located in Andover, Massachusetts for a gross sale price of approximately $5.0 million.

•
On April 21, 2017, we exercised our option to ground lease, with the future right to purchase, real property adjacent to the MacArthur BART station located in Oakland, California, that could support the development of a 402-unit residential building and supporting retail space.

•
On April 24, 2017, BPLP executed the Eighth Amended and Restated Credit Agreement (as amended and restated, the “2017 Credit Facility”). Among other things, the amendment and restatement (1) increased the total commitment of the Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) that permits BPLP to borrow until the first anniversary of the closing date. The Delayed Draw Facility was undrawn at closing. Based on BPLP’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.15%. The Delayed Draw Facility has a fee on unused commitments equal to 0.15% per annum.

•
On April 24, 2017, our consolidated entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City entered into an interest rate lock and commitment agreement with a group of lenders on a ten-year financing totaling $2.3 billion at a fixed interest rate of 3.43% per annum.  We expect to close on the financing by the end of June 2017, although there can be no assurance that the financing will be consummated on the terms currently contemplated or at all.  In conjunction with the interest rate lock and commitment agreement, the consolidated entity terminated its forward-starting interest rate swap contracts with notional amounts aggregating $450.0 million and paid approximately $14.4 million, which amount will increase our interest expense over the ten-year term of the financing, resulting in an estimated effective interest rate of approximately 3.65% per annum, inclusive of other estimated amortization of financing costs and additional mortgage recording taxes (See Note 5 to the Consolidated Financial Statements.)

•
On May 1, 2017, we entered into an agreement to acquire 103 Carnegie Center located in Princeton, New Jersey within our Carnegie Center office complex for a purchase price of approximately $15.8 million. 103 Carnegie Center is an approximately 96,000 net rentable square foot Class A office property. We expect that the acquisition will close during the second quarter of 2017. However, the acquisition is subject to the satisfaction of customary closing conditions and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

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
Our Annual Reports on Form 10-K for the year ended December 31, 2016 contain a discussion of our critical accounting policies, except for the adoption of ASU 2016-09 and ASU 2017-01. The adoption of ASU 2016-09 and ASU 2017-01 is discussed in Note 2 to our Consolidated Financial Statements. When applicable, management discusses our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.
Results of Operations for the Three Months Ended March 31, 2017 and 2016
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $84.7 million and $96.6 million for the three months ended March 31, 2017 compared to 2016, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three months ended March 31, 2017 and 2016 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$97,083	$181,747	$(84,664)	(46.58)%
Preferred dividends	2,625	2,618	7	0.27%
Net Income Attributable to Boston Properties, Inc.	99,708	184,365	(84,657)	(45.92)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	11,432	21,393	(9,961)	(46.56)%
Noncontrolling interests in property partnerships	4,424	10,464	(6,040)	(57.72)%
Net Income	115,564	216,222	(100,658)	(46.55)%
Gains on sales of real estate	133	67,623	(67,490)	(99.80)%
Income Before Gains on Sales of Real Estate	115,431	148,599	(33,168)	(22.32)%
Other Expenses:
Add:
Interest expense	95,534	105,309	(9,775)	(9.28)%
Other Income:
Less:
Gains from investments in securities	1,042	259	783	302.32%
Interest and other income	614	1,505	(891)	(59.20)%
Income from unconsolidated joint ventures	3,084	1,791	1,293	72.19%
Operating Income	206,225	250,353	(44,128)	(17.63)%
Other Expenses:
Add:
Depreciation and amortization expense	159,205	159,448	(243)	(0.15)%
Transaction costs	34	25	9	36.00%
General and administrative expense	31,386	29,353	2,033	6.93%
Other Revenue:
Less:
Development and management services revenue	6,472	6,689	(217)	(3.24)%
Net Operating Income	$390,378	$432,490	$(42,112)	(9.74)%

Boston Properties Limited Partnership

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$110,662	$207,296	$(96,634)	(46.62)%
Preferred distributions	2,625	2,618	7	0.27%
Net Income Attributable to Boston Properties Limited Partnership	113,287	209,914	(96,627)	(46.03)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	4,424	10,464	(6,040)	(57.72)%
Net Income	117,711	220,378	(102,667)	(46.59)%
Gains on sales of real estate	133	69,792	(69,659)	(99.81)%
Income Before Gains on Sales of Real Estate	117,578	150,586	(33,008)	(21.92)%
Other Expenses:
Add:
Interest expense	95,534	105,309	(9,775)	(9.28)%
Other Income:
Less:
Gains from investments in securities	1,042	259	783	302.32%
Interest and other income	614	1,505	(891)	(59.20)%
Income from unconsolidated joint ventures	3,084	1,791	1,293	72.19%
Operating Income	208,372	252,340	(43,968)	(17.42)%
Other Expenses:
Add:
Depreciation and amortization expense	157,058	157,461	(403)	(0.26)%
Transaction costs	34	25	9	36.00%
General and administrative expense	31,386	29,353	2,033	6.93%
Other Revenue:
Less:
Development and management services revenue	6,472	6,689	(217)	(3.24)%
Net Operating Income	$390,378	$432,490	$(42,112)	(9.74)%

At March 31, 2017 and March 31, 2016, we owned or had interests in a portfolio of 174 and 167 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2017 and 2016 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains from investments in securities, interest and other income, income from unconsolidated joint ventures and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization expense may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 146 properties totaling approximately 38.8 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2016 and owned and in-service through March 31, 2017. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2016 or disposed of on or prior to March 31, 2017. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2017 and 2016 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2017	2016	Increase/ (Decrease)	% Change	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$591,967	$578,852	$13,115	2.27%	$15,972	$8,051	$1,485	$—	$1,039	$6,606	$—	$1,675	$610,463	$595,184	$15,279	2.57%
Termination Income	5,389	51,306	(45,917)	(89.50)%	—	—	—	—	(1,472)	—	—	—	3,917	51,306	(47,389)	(92.37)%
Total Rental Revenue	597,356	630,158	(32,802)	(5.21)%	15,972	8,051	1,485	—	(433)	6,606	—	1,675	614,380	646,490	(32,110)	(4.97)%
Real Estate Operating Expenses	218,992	212,923	6,069	2.85%	4,576	1,784	270	—	2,898	2,433	—	432	226,736	217,572	9,164	4.21%
Net Operating Income (Loss), excluding residential and hotel	378,364	417,235	(38,871)	(9.32)%	11,396	6,267	1,215	—	(3,331)	4,173	—	1,243	387,644	428,918	(41,274)	(9.62)%
Residential Net Operating Income (1)	2,405	2,449	(44)	(1.80)%	—	—	—	—	—	—	—	—	2,405	2,449	(44)	(1.80)%
Hotel Net Operating Income (1)	329	1,123	(794)	(70.70)%	—	—	—	—	—	—	—	—	329	1,123	(794)	(70.70)%
Net Operating Income (Loss) (1)	$381,098	$420,807	$(39,709)	(9.44)%	$11,396	$6,267	$1,215	$—	$(3,331)	$4,173	$—	$1,243	$390,378	$432,490	$(42,112)	(9.74)%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 43. Residential Net Operating Income for the three months ended March 31, 2017 and 2016 are comprised of Residential Revenue of $3,956 and $4,049 less Residential Expenses of $1,551 and $1,600, respectively. Hotel Net Operating Income for the three months ended March 31, 2017 and 2016 are comprised of Hotel Revenue of $7,420 and $8,757 less Hotel Expenses of $7,091 and $7,634, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $13.1 million for the three months ended March 31, 2017 compared to 2016. The increase was primarily the result of an increase of approximately $13.6 million in revenue from our leases partially offset by a decrease in other tenant recoveries and parking and other income of approximately $0.5 million. Rental revenue from our leases increased approximately $13.6 million as a result of our average revenue per square foot increasing by approximately $1.94, contributing approximately $16.9 million, partially offset by a decrease of approximately $3.3 million due to a decrease in average occupancy from 91.9% to 91.4%.
Termination Income
Termination income decreased by approximately $45.9 million for the three months ended March 31, 2017 compared to 2016.
Termination income for the three months ended March 31, 2017 related to ten tenants across the Same Property Portfolio and totaled approximately $5.4 million, of which approximately $4.9 million is from a tenant that terminated its lease early at 767 Fifth Avenue (the General Motors Building) in New York City.
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
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $6.1 million, or 2.9%, for the three months ended March 31, 2017 compared to 2016 due primarily to increases in real estate taxes and other real estate operating expenses of approximately $5.2 million, or 5.1% and $0.9 million, or 0.8%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2016 through March 31, 2017. Rental revenue and real estate operating expenses increased approximately $7.9 million and $2.8 million, respectively, for the three months ended March 31, 2017 compared to 2016 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,883	$9,073	$8,051	$1,022	$2,276	$1,784	$492
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	1,398	—	1,398	380	—	380
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	2,666	—	2,666	818	—	818
Reservoir Place North	Second Quarter, 2016	N/A	73,000	—	—	—	69	—	69
888 Boylston Street	Third Quarter, 2016	N/A	425,000	2,835	—	2,835	1,033	—	1,033
			1,348,343	$15,972	$8,051	$7,921	$4,576	$1,784	$2,792

Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2016 and March 31, 2017. Rental revenue and real estate operating expenses increased approximately $1.5 million and $0.3 million, respectively for the three months ended March 31, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
3625-3635 Peterson Way	April 22, 2016	218,336	$1,485	$—	$1,485	$270	$—	$270
		218,336	$1,485	$—	$1,485	$270	$—	$270
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2016 and March 31, 2017. Rental revenue decreased approximately $7.0 million and real estate operating expenses increased by approximately $0.5 million, for the three months ended March 31, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$(433)	$5,416	$(5,849)	$1,523	$1,935	$(412)
191 Spring Street (2)	December 29, 2016	160,000	—	1,190	(1,190)	1,375	498	877
		380,000	$(433)	$6,606	$(7,039)	$2,898	$2,433	$465
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes approximately $(1.5) million of termination income for the three months ended March 31, 2017. In addition, real estate operating expenses for the three months ended March 31, 2017 includes approximately $1.1 million of demolition costs.

(2)	Real estate operating expenses for the three months ended March 31, 2017 were entirely related to demolition costs.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2016 and March 31, 2017. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased approximately $1.7 million and $0.4 million, respectively, for the three months ended March 31, 2017 compared to 2016 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
Office
415 Main Street	February 1, 2016	Office	231,000	$—	$1,675	$(1,675)	$—	$432	$(432)
			231,000	$—	$1,675	$(1,675)	$—	$432	$(432)

Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $44,000 for the three months ended March 31, 2017 compared to 2016.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended March 31, 2017 and 2016.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average Monthly Rental Rate (1)	$4,167	$4,153	0.3%	$2,370	$2,327	1.8%
Average Rental Rate Per Occupied Square Foot	$4.67	$4.57	2.2%	$2.58	$2.55	1.2%
Average Physical Occupancy (2)	93.8%	96.1%	(2.4)%	89.8%	92.9%	(3.3)%
Average Economic Occupancy (3)	96.6%	97.6%	(1.0)%	89.9%	92.8%	(3.1)%
___________

(1)	Average Monthly Rental Rates are calculated by us as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.8 million for the three months ended March 31, 2017 compared to 2016, which was partially due to the hotel undergoing a room renovation project on all of its 433 rooms. We expect our hotel to contribute between $13 million and $15 million to net operating income for 2017.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2017 and 2016.

	2017	2016	Percentage Change
Occupancy	66.5%	75.2%	(11.6)%
Average daily rate	$219.87	$223.48	(1.6)%
Revenue per available room, REVPAR	$146.12	$168.08	(13.1)%
Development and Management Services Revenue
Development and management services revenue decreased an aggregate of approximately $0.2 million for the three months ended March 31, 2017 compared to 2016. Development revenue decreased by approximately $0.6 million, partially offset by an increase in management service revenue by approximately $0.4 million. The decrease in development revenue is primarily due to a decrease in fees earned on tenant improvement projects due to the timing of the build outs. Management service revenue increased primarily due to property management fees we earned from our Colorado Center joint venture, which we acquired on July 1, 2016, in Santa Monica, California, as well as an increase in service income that we earned from our tenants. We expect our development and management services revenue to contribute between $28 million and $33 million for 2017.
Operating Income and Expense Items
General and Administrative Expense
General and administrative expenses increased by approximately $2.0 million for the three months ended March 31, 2017 compared to 2016 primarily due to an increase in overall compensation expense. The increase in compensation expense was primarily related to (1) an approximately $0.7 million increase in the value of our deferred compensation plan, (2) an approximately $0.8 million difference between the unrecognized expense remaining from the 2014 MYLTIP Units compared to the expense that was recognized during the three months ended March 31, 2017 for the newly issued 2017 MYLTIP Units (See

Notes 7 and 10 to the Consolidated Financial Statements) and (3) a decrease in capitalized wages of approximately $0.4 million. We expect our general and administrative expenses to be between $110 million and $115 million for 2017.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the three months ended March 31, 2017 and 2016 were approximately $3.9 million and $4.3 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Depreciation and Amortization Expense
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
Boston Properties, Inc.
Depreciation and amortization expense decreased by approximately $0.2 million for the three months ended March 31, 2017 compared to 2016, respectively, as detailed below.

Portfolio	Depreciation and Amortization Expense for the three months ended March 31,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$154,738	$157,134	$(2,396)
Properties Placed in-Service Portfolio	3,494	1,303	2,191
Properties Acquired Portfolio	973	—	973
Properties in Development or Redevelopment Portfolio	—	903	(903)
Properties Sold Portfolio	—	108	(108)
	$159,205	$159,448	$(243)

Boston Properties Limited Partnership
Depreciation and amortization expense decreased by approximately $0.4 million for the three months ended March 31, 2017 compared to 2016, respectively, as detailed below.

Portfolio	Depreciation and Amortization Expense for the three months ended March 31,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$152,591	$155,147	$(2,556)
Properties Placed in-Service Portfolio	3,494	1,303	2,191
Properties Acquired Portfolio	973	—	973
Properties in Development or Redevelopment Portfolio	—	903	(903)
Properties Sold Portfolio	—	108	(108)
	$157,058	$157,461	$(403)
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the three months ended March 31, 2017 compared to 2016, income from unconsolidated joint ventures increased by approximately $1.3 million due primarily to an increase in our share of net income from Colorado Center, which we acquired on July 1, 2016, located in Santa Monica, California partially offset by a decrease in our share of net income from the Annapolis Junction joint venture. The decrease in our share of net income from our Annapolis Junction joint venture is primarily due to a decrease in occupancy as well as an increase in interest expense related to Annapolis Junction Building One having an event of default and, commencing October 17, 2016, the property being charged interest at the default interest rate.
Interest and Other Income
For the three months ended March 31, 2017 compared to 2016, interest and other income decreased by approximately $0.9 million due to decreases of approximately $0.6 million and $0.3 million in interest income and other income, respectively. The decrease in interest income is primarily due to a decrease in our average cash balance for the three months ended March 31, 2017 compared to 2016.
Gains from Investments in Securities
Gains from investments in securities for the three months ended March 31, 2017 and 2016 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2017 and 2016, we recognized gains of approximately $1.0 million and $0.3 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.0 million and $0.3 million during the three months ended March 31, 2017 and 2016, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Interest Expense
Interest expense decreased by approximately $9.8 million for the three months ended March 31, 2017 compared to 2016 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2017 compared to March 31, 2016
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	$8,264
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	1,947
Increase in interest expense for the Outside Members’ Notes Payable for 767 Fifth Avenue (the General Motors Building) (1)	944
Total increases to interest expense	11,155
Decreases to interest expense due to:
Repayment of mortgage financings (2)	(17,763)
Increase in capitalized interest (3)	(3,076)
Other interest expense (excluding senior notes)	(91)
Total decreases to interest expense	(20,930)
Total change in interest expense	$(9,775)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $9.2 million and $8.2 million for the three months ended March 31, 2017 and 2016, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.

(2)	Includes the repayment of the mortgage loans collateralized by Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended March 31, 2017 and 2016 was approximately $12.3 million and $9.3 million, respectively. These costs are not included in the interest expense referenced above.
We estimate net interest expense, which includes debt extinguishment costs, will be approximately $355 million to $368 million for 2017. This amount is net of approximately $50 million to $60 million of estimated capitalized interest. These estimates assume the interest expense associated with the termination of forward-starting interest rate swaps contracts is effective and we close on the following commitment agreement. On April 24, 2017, our consolidated entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City entered into an interest rate lock and commitment agreement with a group of lenders on a ten-year financing totaling $2.3 billion at a fixed interest rate of 3.43% per annum.  We expect to close on the financing by the end of June 2017, although there can be no assurance that the financing will be consummated on the terms currently contemplated or at all.  In conjunction with the interest rate lock and commitment agreement, the consolidated entity terminated its forward-starting interest rate swap contracts with notional amounts aggregating $450.0 million and paid approximately $14.4 million, which amount will increase our interest expense over the ten-year term of the financing, resulting in an estimated effective interest rate of approximately 3.65% per annum, inclusive of other estimated amortization of financing costs and additional mortgage recording taxes. In addition, if we refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, realize the acceleration of amortized costs, and our actual interest expense may differ materially from the estimates above.
At March 31, 2017, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit (See Note 12 to the Consolidated Financial Statements), of which $105.0 million was outstanding at March 31, 2017. For a summary of our consolidated debt as of March 31, 2017 and March 31, 2016 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $67.5 million for the three months ended March 31, 2017 compared to 2016, respectively, as detailed below (dollars in millions):

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$60.8
In addition, during the three months ended March 31, 2017 and 2016, we also recognized gains on sales of real estate of approximately $0.1 million and $6.8 million related to previously deferred gain amounts from 2015 and 2014, respectively.

Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $69.7 million for the three months ended March 31, 2017 compared to 2016, respectively, as detailed below (dollars in millions):

Name	Date sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$63.0
In addition, during the three months ended March 31, 2017 and 2016, we also recognized gains on sales of real estate of approximately $0.1 million and $6.8 million related to previously deferred gain amounts from 2015 and 2014, respectively.
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships decreased by approximately $6.0 million for the three months ended March 31, 2017 compared to 2016 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2017	2016	Change
	(in thousands)
Salesforce Tower	$(65)	$—	$(65)
767 Fifth Avenue (the General Motors Building) (1)	(6,164)	(4,694)	(1,470)
Times Square Tower	6,654	6,836	(182)
601 Lexington Avenue (2)	1,490	5,224	(3,734)
100 Federal Street	160	782	(622)
Atlantic Wharf Office	2,349	2,316	33
	$4,424	$10,464	$(6,040)
___________

(1)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable, which was $9.2 million and $8.2 million for the three months ended March 31, 2017 and 2016, respectively.

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

Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership decreased by approximately $10.0 million for the three months ended March 31, 2017 compared to 2016 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2016. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund development costs;

•	fund dividend requirements on BXP’s Series B Preferred Stock;

•	fund possible property acquisitions; and

•	make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.

We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP;

•	BPLP’s 2017 Credit Facility and other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.
We draw on multiple financing sources to fund our long-term capital needs. Our current consolidated development properties are expected to be funded with our available cash balances and BPLP’s 2017 Credit Facility. BPLP’s 2017 Credit Facility is utilized primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.
The following table presents information on properties under construction and redevelopment as of March 31, 2017 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Estimated Future Equity Requirement (1)	Percentage Leased (2)
Office and Retail
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	$237,731	$271,500	$33,769	84%	(3)
Salesforce Tower (95% ownership)	First Quarter, 2019	San Francisco, CA	1	1,400,000	837,245	1,073,500	249,866	69%	(4)
The Hub on Causeway (50% ownership)	Fourth Quarter, 2019	Boston, MA	1	385,000	31,806	141,870	110,064	42%
Dock 72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	50,111	204,900	29,789	33%	(5)
Total Office and Retail Properties under Construction			4	2,880,000	1,156,893	1,691,770	423,488	59%
Residential
Proto at Cambridge (274 units)	First Quarter, 2019	Cambridge, MA	1	164,000	33,628	140,170	106,542	N/A
Signature at Reston (508 units)	Second Quarter, 2020	Reston, VA	1	490,000	113,529	234,854	121,325	N/A
Signature at Reston - Retail			—	24,600	—	—	—	81%
Total Residential Properties under Construction			2	678,600	147,157	375,024	227,867	59%	(6)
Redevelopment Properties
Reservoir Place North	First Quarter 2018	Waltham, MA	1	73,000	15,721	24,510	8,789	—%	(7)
191 Spring Street	Third Quarter, 2018	Lexington, MA	1	160,000	4,796	53,920	49,124	49%
One Five Nine East 53rd Street (55% ownership)	Fourth Quarter, 2019	New York, NY	—	220,000	25,433	106,000	80,567	—%	(8)
Total Redevelopment Properties under Construction			2	453,000	45,950	184,430	138,480	17%
Total Properties under Construction and Redevelopment			8	4,011,600	$1,350,000	$2,251,224	$789,835	54%	(6)
___________

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $63.3 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of May 3, 2017, including leases with future commencement dates and excluding residential units.

(3)	As of March 31, 2017, this property was 28% placed in-service.

(4)
Under the joint venture agreement, if the project is funded with 100% equity, we have agreed to fund 50% of our partner’s equity requirement, structured as preferred equity. We will fund approximately $25.4 million at a rate of LIBOR plus 3.0% per annum and receive priority distributions from all distributions to our partner until the principal and interest are repaid. As of March 31, 2017, we have funded approximately $11.8 million.

(5)	This development has a $125 million construction facility. As of March 31, 2017, no amounts have been drawn under this facility.

(6)	Percentage leased includes only the retail space and includes approximately 9,000 square feet of retail space from the Proto at Cambridge residential development, which is 0% leased.

(7)	As of March 31, 2017, this property was 4% placed in-service.

(8)	Formerly the low-rise portion of 601 Lexington Avenue.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances and draws on BPLP’s 2017 Credit Facility are the principal sources of capital that we use to pay operating expenses, debt service, maintenance capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.
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
Our primary uses of capital will be the completion of our current development and redevelopment projects. As of March 31, 2017, our share of the remaining development and redevelopment costs that we expect to fund through 2020 is approximately $790 million. To enhance our liquidity, on April 24, 2017, we executed the Eighth Amended and Restated Credit Agreement to, among other things: (1) increase the total commitment of the Revolving Facility from $1.0 billion to $1.5 billion, (2) extend the maturity date from July 26, 2018 to April 24, 2022, (3) reduce the per annum variable interest rates, and (4) add a $500.0 million delayed draw term loan facility that allows us to delay drawing funds for up to one year (See Note 12 to the Consolidated Financial Statements). With approximately $346 million of cash and cash equivalents and approximately $1.7 billion available under BPLP’s 2017 Credit Facility, as of May 3, 2017, we have sufficient capital to complete these projects. We believe that our strong liquidity, including our availability under BPLP’s Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We also have full availability under BXP’s $600 million at-the-market equity offering program (“ATM Program”). The ATM Program expires June 3, 2017 and we expect to establish a subsequent ATM Program.
Our consolidated debt maturities through the end of 2017 consist of indebtedness secured by direct and indirect interests in 767 Fifth Avenue (the General Motors Building) in New York City totaling approximately $1.8 billion.  On April 24, 2017, our consolidated joint venture which owns 767 Fifth Avenue (the General Motors Building) entered into an interest rate lock and commitment agreement with a group of lenders on a ten-year financing totaling $2.3 billion at a fixed interest rate of 3.43% per annum. After repayment of the in-place mortgage and mezzanine debt, closing costs and swap settlement costs, the transaction will generate net financing proceeds of approximately $650 million for the venture, of which our 60% share is approximately $390 million. In addition, we anticipate that our share and the joint venture partner's share of the outside members’ notes payable and associated accrued interest will be extinguished at the time of refinancing.  We expect to close on the financing by the end of June 2017, although there can be no assurances that the financing will be consummated on the terms currently contemplated or at all.
To reduce the risk associated with potential future interest rate increases prior to refinancing this debt, our joint venture entered into forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450 million. These swaps were cash settled on April 24, 2017 for a payment of approximately $14.4 million in conjunction with entering into the interest rate lock and commitment agreement. This amount will increase our interest expense over the ten-year term of the financing, resulting in an estimated effective interest rate of approximately 3.65% per annum, inclusive of other estimated amortization of financing costs and additional mortgage recording taxes. (See Notes 5 and 12 to the Consolidated Financial Statements).

Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity to provide sufficient capacity to meet our debt obligations and to fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. Depending on interest rates and overall conditions in the debt markets, we may determine to access the debt markets in advance of the need for the funds and this may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds, and doing so would be dilutive to our earnings because it would increase our net interest expense.
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 19, 2016, the Board of Directors of BXP increased our regular quarterly dividend to $0.75 per common share. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 30, 2016, received the same total distribution per unit on January 30, 2017.
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
Cash and cash equivalents were approximately $0.3 billion and $1.6 billion at March 31, 2017 and 2016, respectively, representing a decrease of approximately $1.3 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$246,530	$348,980	$(102,450)
Net cash used in investing activities	(262,593)	(109,357)	(153,236)
Net cash provided by (used in) financing activities	(37,912)	642,337	(680,249)

Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.2 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings of BXP.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2017 consisted primarily of development projects, tenant improvements and capital contributions to unconsolidated joint ventures. Cash used in investing activities for the three months ended March 31, 2016 consisted primarily of development projects, capital expenditures and tenant improvements partially offset by the proceeds from the sale of real estate, as detailed below:

	Three months ended March 31,
	2017	2016
	(in thousands)
Construction in progress (1)	$(154,518)	$(122,940)
Building and other capital improvements	(43,687)	(25,329)
Tenant improvements	(50,810)	(55,739)
Proceeds from sales of real estate (2)	133	104,816
Proceeds from sales of real estate placed in escrow (2)	—	(104,696)
Proceeds from sales of real estate released from escrow (2)	—	104,696
Cash released from escrow for investing activities	5,230	—
Cash released from escrow for land sale contracts	—	488
Capital contributions to unconsolidated joint ventures (3)	(17,980)	(10,215)
Investments in securities, net	(961)	(438)
Net cash used in investing activities	$(262,593)	$(109,357)
___________

(1)
Construction in progress for the three months ended March 31, 2017 includes ongoing expenditures associated with Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were partially or fully placed in-service during the three months ended March 31, 2017. In addition, we incurred costs associated with our continued development/redevelopment of Salesforce Tower, One Five Nine East 53rd Street (the low-rise portion of 601 Lexington Avenue), 191 Spring Street and Proto at Cambridge and Signature at Reston residential projects.

Construction in progress for the three months ended March 31, 2016 includes ongoing expenditures associated with 601 Massachusetts Avenue, which was partially placed in-service during the three months ended March 31, 2016. In addition, we incurred costs associated with our continued development of 804 Carnegie Center, Salesforce Tower, 888 Boylston Street, 10 CityPoint, the Prudential Center retail expansion and Proto at Cambridge and Signature at Reston residential projects.

(2)
On February 1, 2016, we completed the sale of our 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million.  Net cash proceeds totaled approximately $104.9 million.

(3)
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2017 were primarily due to cash contributions of approximately $8.1 million and $9.8 million to our Hub on Causeway and Dock 72 joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2016 were primarily due to cash contributions of approximately $5.4 million and $4.2 million to our Hub on Causeway and 1265 Main Street joint ventures, respectively.
Cash used in financing activities for the three months ended March 31, 2017 totaled approximately $37.9 million. This consisted primarily of the payment of our regular dividends and distributions to our shareholders and unitholders of approximately $131.6 million partially offset by borrowings under BPLP's Unsecured Line of Credit of approximately $105.0 million. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (dollars in thousands):

	March 31, 2017
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	153,849,231	153,849,231	$20,371,177
Common Operating Partnership Units	18,088,585	18,088,585	2,395,110	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (non-callable until March 27, 2018)	80,000	—	200,000
Total Equity		171,937,816	$22,966,287

Consolidated Debt			$9,886,845
Add:
BXP’s share of unconsolidated joint venture debt (3)			317,719
Subtract:
Partners’ share of Consolidated Debt (4)			(1,138,446)
BXP’s Share of Debt			$9,066,118

Consolidated Market Capitalization			$32,853,132
BXP’s Share of Market Capitalization			$32,032,405
Consolidated Debt/Consolidated Market Capitalization			30.09%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			28.30%
_______________

(1)
Values based on the closing price per share of BXP’s Common Stock on March 31, 2017 of $132.41, except for the Series B Cumulative Redeemable Preferred Stock which has been valued at the liquidation preference of $2,500.00 per share.

(2)
Includes 811,476 long-term incentive plan units (including 118,067 2012 OPP Units, 85,491 2013 MYLTIP Units and 25,124 2014 MYLTIP Units), but excludes an aggregate of 1,240,578 MYLTIP Units granted between 2015 and 2017.

(3)	See page 62 for additional information.

(4)	See page 58 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT industry. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on March 31, 2017, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

(i)	the number of outstanding shares of common stock of BXP,

(ii)	the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),

(iii)	the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units and

(iv)	the number of OP Units issuable upon conversion of 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units that were issued in the form of LTIP Units; plus

(3)     the aggregate liquidation preference ($2,500 per share) of the outstanding shares of BXP’s 5.25% Series B Cumulative Redeemable Preferred Stock.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2015, 2016 and 2017 MYLTIP Units are not included in this calculation as of March 31, 2017.
We also present BXP’s Share of Market Capitalization, which is calculated in the same manner, except that BXP’s Share of Debt is utilized instead of our consolidated debt in both the numerator and the denominator. BXP’s Share of Debt is defined as our consolidated debt plus our share of debt from our unconsolidated joint ventures (calculated based upon our percentage ownership), minus our partners’ share of debt from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). Management believes that BXP’s Share of Debt provides useful information to investors regarding our financial condition because it includes our share of debt from unconsolidated joint ventures and excludes our partners’ share of debt from consolidated joint ventures, in each case presented on the same basis. We have several significant joint ventures and presenting various measures of financial condition in this manner can help investors better understand our financial condition and/or results of operations after taking into account our economic interest in these joint ventures.  We caution investors that the ownership percentages used in calculating BXP’s Share of Debt may not completely and accurately depict all of the legal and economic implications of holding an interest in a consolidated or unconsolidated joint venture. For example, in addition to partners’ interests in profits and capital, venture agreements vary in the allocation of rights regarding decision making (both for routine and major decisions), distributions, transferability of interests, liquidations and other matters.  Moreover, in some cases we exercise significant influence over, but do not control, the joint venture in which case GAAP requires that we account for the joint venture entity using the equity method of accounting and we do not consolidate it for financial reporting purposes.  As a result, presentations of BXP’s Share of a financial measure should be considered with and as a supplement to our financial information presented in accordance with GAAP.
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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable, Net” and “—Mezzanine Notes Payable” and “Outside Members’ Notes Payable” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of March 31, 2017, we had approximately $9.9 billion of outstanding consolidated indebtedness, representing approximately 30.09% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.2 billion in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.21% per annum and maturities in 2018 through 2026; (2) $2.0 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.33% per annum and weighted-average term of 2.1 years (See Note 12 to the Consolidated Financial Statements), (3) $306.7 million of mezzanine notes payable associated with 767 Fifth Avenue (the General Motors Building) in New York City having a GAAP interest rate of 5.53% per annum and maturing in 2017 (See Note 12 to the Consolidated Financial Statements), (4) $105.0 million outstanding under BPLP’s Unsecured Line of Credit that matures on July 26, 2018 (See Note 12 to the Consolidated Financial Statements) and (5) $180.0 million of outside members’ notes payable, which are allocated to our partners’ through noncontrolling interest, associated with 767 Fifth Avenue (the General Motors Building) in New York City.
The table below summarizes our mortgage notes payable, mezzanine notes payable and outside members’ notes payable, BPLP’s unsecured senior notes and BPLP’s Unsecured Line of Credit and Consolidated Debt Financing Statistics at March 31,

2017 and March 31, 2016. Because the outside members’ notes payable are allocated to the partners, they are not included in the Consolidated Debt Financing Statistics.

	March 31,
	2017	2016
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,046,959	$3,416,622
Unsecured senior notes, net	7,248,152	6,255,602
Unsecured line of credit	105,000	—
Mezzanine notes payable	306,734	308,142
Outside members’ notes payable	180,000	180,000
Consolidated Debt	9,886,845	10,160,366
Add:
BXP’s share of unconsolidated joint venture debt (1)	317,719	351,394
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(835,752)	(859,035)
Partners’ share of consolidated mezzanine notes payable (2)	(122,694)	(123,257)
Outside members’ notes payable	(180,000)	(180,000)
BXP’s Share of Debt	$9,066,118	$9,349,468

	March 31,
	2017	2016
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	98.92%	100.00%
Variable rate	1.08%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.06%	4.29%
Variable rate	2.45%	—%
Total	4.04%	4.29%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.50%	4.79%
Variable rate	1.93%	—%
Total	4.47%	4.79%
Weighted-average maturity at end of period (in years):
Fixed rate	4.7	4.6
Variable rate	1.3	—
Total	4.7	4.6
_______________

(1)	See page 62 for additional information.

(2)	See page 61 for additional information.
Unsecured Line of Credit
As of March 31, 2017, BPLP had a $1.0 billion revolving credit facility that could have been increased to $1.5 billion, subject to syndication of the increase and other conditions (the “Unsecured Line of Credit”) with a maturity date of July 26, 2018. At BPLP’s option, loans outstanding under the Unsecured Line of Credit bore interest at a rate per annum equal to (1) in the case of loans denominated in Dollars, Euro or Sterling, LIBOR or, in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 0.925% to 1.70% based on BPLP’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Administrative Agent’s prime rate, (b) the Federal Funds Rate plus 0.5% or (c) LIBOR for a one month period plus 1.00%, in each case, plus a margin ranging from 0.0% to 0.70% based on BPLP’s credit rating. The Unsecured Line of Credit also contained a competitive bid option that allowed banks that were part of the lender consortium to bid to make loan advances to BPLP at a reduced interest rate. In addition, BPLP was also obligated to pay (1) in quarterly installments a facility fee on the total commitment at a rate per annum ranging from 0.125% to 0.35% based on BPLP’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin. Based on BPLP’s credit rating, at March 31, 2017, the LIBOR and CDOR margin was 1.00%, the alternate base rate margin was 0.0% and the facility fee was 0.15%. BPLP’s ability to borrow under its Unsecured Line of Credit was subject to its compliance with a number of customary financial and other covenants on an ongoing basis, including:

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
BPLP believes it was in compliance with the financial and other covenants listed above.
As of March 31, 2017, we had $105.0 million of borrowings and outstanding letters of credit totaling approximately $6.0 million outstanding under the Unsecured Line of Credit, with the ability to borrow approximately $889.0 million.
On April 24, 2017, BPLP executed the Eighth Amended and Restated Credit Agreement (as amended and restated, the “2017 Credit Facility”). Among other things, the amendment and restatement (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) that permits BPLP to borrow until the first anniversary of the closing date. The Delayed Draw Facility was undrawn at closing. Based on BPLP’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.15%. The Delayed Draw Facility has a fee on unused commitments equal to 0.15% per annum.
As of May 3, 2017, we had $285.0 million of borrowings and outstanding letters of credit totaling approximately $6.0 million outstanding under the 2017 Credit Facility, with the ability to borrow approximately $1.7 billion.

Unsecured Senior Notes, Net
The following summarizes the unsecured senior notes outstanding as of March 31, 2017 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(18,132)
Deferred financing costs, net			(33,716)
Total			$7,248,152
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2017, BPLP was in compliance with each of these financial restrictions and requirements.
Derivative Instruments and Hedging Activities
As of March 31, 2017, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which we have a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, has entered into sixteen forward-starting interest rate swap contracts, that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing with a target commencement date in June 2017 (See Notes 5 and 12 to the Consolidated Financial Statements).

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2017:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$34,409	$—	$(316)	$34,093	N/A		January 15, 2021
University Place	6.94%	6.99%	8,758	—	(55)	8,703	N/A		August 1, 2021
			43,167	—	(371)	42,796	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	5.95%	2.44%	1,300,000	22,622	(195)	1,322,427	528,971	(2)(3)(4)	October 7, 2017
601 Lexington Avenue	4.75%	4.79%	683,411	—	(1,675)	681,736	306,781	(5)	April 10, 2022
			1,983,411	22,622	(1,870)	2,004,163	835,752
Total			$2,026,578	$22,622	$(2,241)	$2,046,959	$835,752
_______________

(1)
GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, effects of hedging transactions and adjustments required to reflect loans at their fair values upon acquisition or consolidation. All adjustments to reflect loans at their fair value upon acquisition or consolidation are noted above.

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity (See Note 12 to the Consolidated Financial Statements).

(3)	This property is owned by a consolidated entity in which we have a 60% interest.

(4)
In connection with the assumption of the loan, we guaranteed the joint venture’s obligation to fund various escrows, including tenant improvements, taxes and insurance in lieu of cash deposits. As of March 31, 2017, the maximum funding obligation under the guarantee was approximately $25.0 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee.

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Mezzanine Notes Payable
The following represents the outstanding principal balances due under the mezzanine notes payable at March 31, 2017:

Debt is Associated With	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Historical Fair Value Adjustment	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
767 Fifth Avenue (the General Motors Building)	6.02%	5.53%	$306,000	$734	$306,734	$122,694	(2)(3)	October 7, 2017
_______________

(1)
GAAP interest rate differs from the stated interest rate due to adjustments required to reflect loans at their fair values upon acquisition or consolidation. The adjustment to reflect the loan at its fair value upon consolidation is noted above.

(2)	This property is owned by a consolidated joint venture in which we have a 60% interest.

(3)	The mezzanine note requires interest only payments with a balloon payment due at maturity (See Note 12 to the Consolidated Financial Statements).

Outside Members’ Notes Payable
In conjunction with the consolidation of 767 Fifth Avenue (the General Motors Building), we recorded loans payable to the joint venture’s partners totaling $450.0 million. The partner loans bear interest at a fixed rate of approximately 11.0% per annum and mature on June 9, 2017. We have eliminated in consolidation our partner loan totaling $270.0 million and our share of the related accrued interest payable of approximately $244.4 million at March 31, 2017. The remaining notes payable to the outside joint venture partners and related accrued interest payable totaling $180.0 million and approximately $162.9 million as of March 31, 2017 have been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, and are being allocated to our partners in noncontrolling interest in our Consolidated Balance Sheets. The related interest expense from the Outside Members’ Notes Payable totaling approximately $9.2 million for the three months ended March 31, 2017, is allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Eight of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2017, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $864.3 million (of which our proportionate share is approximately $317.7 million). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2017. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	2.28%	2.45%	$120,000	$(238)	$119,762	$71,857	(2)(3)	June 5, 2018
Market Square North	50%	4.85%	4.91%	122,856	(294)	122,562	61,281		October 1, 2020
Annapolis Junction Building One	50%	6.53%	6.71%	39,549	(83)	39,466	19,731	(4)	March 31, 2018
Annapolis Junction Building Six	50%	3.10%	3.27%	12,863	(56)	12,807	6,404	(5)	November 17, 2018
Annapolis Junction Building Seven and Eight	50%	3.13%	3.37%	36,586	(274)	36,312	18,156	(6)	December 7, 2019
1265 Main Street	50%	3.77%	3.83%	40,278	(410)	39,868	19,934		January 1, 2032
Dock 72	50%	N/A	N/A	—	—	—	—	(2)(7)	December 18, 2020
500 North Capitol Street	30%	4.15%	4.19%	105,000	(365)	104,635	31,391	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	(1,385)	223,615	55,904		January 5, 2025
Metropolitan Square	20%	5.75%	5.81%	165,622	(305)	165,317	33,061		May 5, 2020
Total				$867,754	$(3,410)	$864,344	$317,719
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

(4)
On April 11, 2016, a notice of event of default was received from the lender because the loan to value ratio is not in compliance with the applicable covenant in the loan agreement. On October 17, 2016, the lender notified the joint venture that it has elected to charge the default rate on the loan. The default rate is defined as LIBOR plus 5.75% per annum. Subsequently, the cash flows generated from the property have become insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and the joint venture is not prepared to fund additional cash shortfalls at this time. Consequently, the joint venture is not current on making debt service payments and remains in default. The loan has one, three-year extension option, subject to certain conditions including that no event of default exists or is ongoing.

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
Insurance
We carry insurance coverage on our properties of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. For additional information concerning our insurance program, see Note 6 to the Consolidated Financial Statements.
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

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	$181,747
Add:
Preferred dividends	2,625	2,618
Noncontrolling interest—common units of Boston Properties Limited Partnership	11,432	21,393
Noncontrolling interests in property partnerships	4,424	10,464
Less:
Gains on sales of real estate	133	67,623
Income before gains on sales of real estate	115,431	148,599
Add:
Depreciation and amortization	159,205	159,448
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(21,415)	(19,555)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	9,041	4,496
Corporate-related depreciation and amortization	(525)	(364)
Less:
Noncontrolling interests in property partnerships	4,424	10,464
Preferred dividends	2,625	2,618
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	254,688	279,542
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	26,305	28,854
FFO attributable to Boston Properties, Inc. common shareholders	$228,383	$250,688
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.67%	89.68%
Weighted-average shares outstanding—basic	153,860	153,626
Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$254,688	171,581	$279,542	171,309
Effect of Dilutive Securities
Stock Based Compensation	—	354	—	291
Diluted FFO	254,688	171,935	279,542	171,600
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	26,251	17,721	28,805	17,683
Boston Properties, Inc.’s share of Diluted FFO (1)	$228,437	154,214	$250,737	153,917
 _______________

(1)	BXP’s share of diluted FFO was 89.69% and 89.70% for the three months ended March 31, 2017 and 2016, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$110,662	$207,296
Add:
Preferred distributions	2,625	2,618
Noncontrolling interests in property partnerships	4,424	10,464
Less:
Gains on sales of real estate	133	69,792
Income before gains on sales of real estate	117,578	150,586
Add:
Depreciation and amortization	157,058	157,461
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(21,415)	(19,555)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	9,041	4,496
Corporate-related depreciation and amortization	(525)	(364)
Less:
Noncontrolling interests in property partnerships	4,424	10,464
Preferred distributions	2,625	2,618
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$254,688	$279,542
Weighted-average units outstanding—basic	171,581	171,309
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units and vested 2014 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$254,688	171,581	$279,542	171,309
Effect of Dilutive Securities
Stock Based Compensation	—	354	—	291
Diluted FFO	$254,688	171,935	$279,542	171,600

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
During the first quarter of 2017, we paid approximately $74.4 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $21 million of new tenant-related obligations associated with approximately 438,000 square feet of second generation leases, or approximately $49 per square foot. In addition, we signed approximately 127,000 square feet of first generation space. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the first quarter of 2017, we signed leases for approximately 565,000 square feet of space and incurred aggregate tenant-related obligations of approximately $32 million, or approximately $57 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, mezzanine notes payable, unsecured line of credit and unsecured senior notes, net and our corresponding estimate of fair value as of March 31, 2017. Approximately $9.6 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2017, the weighted-average interest rate on our variable rate debt was LIBOR plus 1.00% (1.93%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2017	2018	2019	2020	2021	2022+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$1,334,719	$18,202	$19,239	$20,335	$39,840	$614,624	$2,046,959	$2,074,954
Average Interest Rate	2.46%	5.52%	5.53%	5.55%	6.62%	4.79%	3.33%
Variable Rate	—	—	—	—	—	—	—	—
	Mezzanine debt
Fixed Rate	$306,734	$—	$—	$—	$—	$—	$306,734	$307,600
Average Interest Rate	5.53%	—	—	—	—	—	5.53%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(6,631)	$841,285	$692,461	$692,962	$844,289	$4,183,786	$7,248,152	$7,460,437
Average Interest Rate	—	3.85%	5.97%	5.71%	4.29%	3.71%	4.21%
Variable Rate	—	105,000	—	—	—	—	105,000	105,099
	$1,634,822	$964,487	$711,700	$713,297	$884,129	$4,798,410	$9,706,845	$9,948,090

At March 31, 2017, the weighted-average coupon/stated rates on the fixed rate debt stated above was 4.50% per annum. At March 31, 2017, our outstanding variable rate debt based on LIBOR totaled approximately $105.0 million. At March 31, 2017, the coupon/stated rate on our variable rate debt was approximately 1.93%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $263,000 for the three months ended March 31, 2017.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
As of March 31, 2017, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which we have a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) in New York City, has entered into sixteen forward-starting interest rate swap contracts that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. Our 767 Fifth Partners LLC consolidated entity entered into the interest rate swap contracts designated and qualifying as cash flow hedges to reduce its exposure to the variability in future cash flows attributable to changes in the 10-year swap rate in contemplation of obtaining 10-year fixed-rate financing with a target commencement date in June 2017 (See Notes 5 and 12 to the Consolidated Financial Statements).
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended March 31, 2017, Boston Properties, Inc. issued an aggregate of 23,182 shares of common stock in exchange for 23,182 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 1,000 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2017 - January 31, 2017	9,019	(1)	$128.50	N/A	N/A
February 1, 2017 - February 28, 2017	570	(1)	$130.72	N/A	N/A
March 1, 2017 - March 31, 2017	—		—	N/A	N/A
Total	9,589		$128.63	N/A	N/A
_________________

(1)	Represents shares of Common Stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted Common Stock.
Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2017, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to employees of restricted common stock and an exercise of non-qualified stock options under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 45,463 common units to Boston Properties, Inc. in exchange for approximately $974,710, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2017 - January 31, 2017	9,019	(1)	$128.50	N/A	N/A
February 1, 2017 - February 28, 2017	447,956	(2)	$0.42	N/A	N/A
March 1, 2017 - March 31, 2017	—		—	N/A	N/A
Total	456,975		$2.94	N/A	N/A

____________________

(1)
Represents common units previously held by Boston Properties, Inc. that were redeemed in connection with the January 15, 2017 surrender of shares of restricted common stock of Boston Properties, Inc. by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(2)
Includes 447,386 2014 MYLTIP units. The measurement period for such 2014 MYLTIP units ended on February 3, 2017 and Boston Properties, Inc.’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2014 MYLTIP units. Under the terms of the applicable 2014 MYLTIP award agreements, the 447,386 unearned 2014 MYLTIP units were repurchased at a price of $0.25 per 2014 MYLTIP unit, which was the amount originally paid by each employee for the units. Also includes 570 common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.

(a)	None.

(b)	None.

ITEM 6—Exhibits.

(a)	Exhibits

10.1	—
Eighth Amended and Restated Credit Agreement, dated as of April 24, 2017, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on April 25, 2017.)

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends for Boston Properties, Inc. (Filed herewith.)

12.2	—
Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Distributions for Boston Properties Limited Partnership. (Filed herewith.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101	—
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 8, 2017	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 8, 2017	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)