Form 10-Q
period 2017-06-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2017-08-08
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017

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
Boston Properties, Inc. ☐                     Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒            Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	154,317,716
(Registrant)	(Class)	(Outstanding on August 3, 2017)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. Unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of June 30, 2017, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $322.7 million, or 2.0% at June 30, 2017 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
•Note 3. Real Estate;
•Note 6. Derivative Instruments and Hedging Activities;
•Note 8. Noncontrolling Interests;
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,000,820 and $6,760,078 at June 30, 2017 and December 31, 2016, respectively)	$20,614,366	$20,147,263
Less: accumulated depreciation (amounts related to VIEs of $(799,299) and $(758,640) at June 30, 2017 and December 31, 2016, respectively)	(4,379,446)	(4,222,235)
Total real estate	16,234,920	15,925,028
Cash and cash equivalents (amounts related to VIEs of $322,574 and $253,999 at June 30, 2017 and December 31, 2016, respectively)	492,435	356,914
Cash held in escrows (amounts related to VIEs of $4,360 and $4,955 at June 30, 2017 and December 31, 2016, respectively)	47,345	63,174
Investments in securities	26,781	23,814
Tenant and other receivables (amounts related to VIEs of $17,950 and $23,525 at June 30, 2017 and December 31, 2016, respectively)	88,687	92,548
Accrued rental income (amounts related to VIEs of $227,199 and $224,185 at June 30, 2017 and December 31, 2016, respectively)	820,022	799,138
Deferred charges, net (amounts related to VIEs of $267,240 and $290,436 at June 30, 2017 and December 31, 2016, respectively)	658,219	686,163
Prepaid expenses and other assets (amounts related to VIEs of $41,819 and $42,718 at June 30, 2017 and December 31, 2016, respectively)	93,985	129,666
Investments in unconsolidated joint ventures	819,368	775,198
Total assets	$19,281,762	$18,851,643
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,943,890 and $2,018,483 at June 30, 2017 and December 31, 2016, respectively)	$2,986,283	$2,063,087
Unsecured senior notes, net	7,250,356	7,245,953
Unsecured line of credit	—	—
Unsecured term loan	—	—
Mezzanine notes payable (amounts related to VIEs of $0 and $307,093 at June 30, 2017 and December 31, 2016, respectively)	—	307,093
Outside members’ notes payable (amounts related to VIEs of $0 and $180,000 at June 30, 2017 and December 31, 2016, respectively)	—	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $116,413 and $110,457 at June 30, 2017 and December 31, 2016, respectively)	303,559	298,524
Dividends and distributions payable	130,432	130,308
Accrued interest payable (amounts related to VIEs of $6,706 and $162,226 at June 30, 2017 and December 31, 2016, respectively)	85,172	243,933
Other liabilities (amounts related to VIEs of $159,529 and $175,146 at June 30, 2017 and December 31, 2016, respectively)	452,608	450,821
Total liabilities	11,208,410	10,919,719
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at June 30, 2017 and December 31, 2016	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,386,429 and 153,869,075 issued and 154,307,529 and 153,790,175 outstanding at June 30, 2017 and December 31, 2016, respectively	1,543	1,538
Additional paid-in capital	6,363,034	6,333,424
Dividends in excess of earnings	(694,320)	(693,694)
Treasury common stock at cost, 78,900 shares at June 30, 2017 and December 31, 2016	(2,722)	(2,722)
Accumulated other comprehensive loss	(53,161)	(52,251)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,814,374	5,786,295
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	604,997	614,982
Property partnerships	1,653,981	1,530,647
Total equity	8,073,352	7,931,924
Total liabilities and equity	$19,281,762	$18,851,643
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$520,542	$493,386	$1,024,104	$1,029,514
Recoveries from tenants	89,163	85,706	178,327	175,292
Parking and other	26,462	26,113	52,072	50,938
Total rental revenue	636,167	605,205	1,254,503	1,255,744
Hotel revenue	13,375	12,808	20,795	21,565
Development and management services	7,365	5,533	13,837	12,222
Total revenue	656,907	623,546	1,289,135	1,289,531
Expenses
Operating
Rental	230,454	217,938	458,741	437,110
Hotel	8,404	7,978	15,495	15,612
General and administrative	27,141	25,418	58,527	54,771
Transaction costs	299	913	333	938
Depreciation and amortization	151,919	153,175	311,124	312,623
Total expenses	418,217	405,422	844,220	821,054
Operating income	238,690	218,124	444,915	468,477
Other income (expense)
Income from unconsolidated joint ventures	3,108	2,234	6,192	4,025
Interest and other income	1,504	1,524	2,118	3,029
Gains from investments in securities	730	478	1,772	737
Gains from early extinguishments of debt	14,354	—	14,354	—
Interest expense	(95,143)	(105,003)	(190,677)	(210,312)
Income before gains on sales of real estate	163,243	117,357	278,674	265,956
Gains on sales of real estate	3,767	—	3,900	67,623
Net income	167,010	117,357	282,574	333,579
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(15,203)	(6,814)	(19,627)	(17,278)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(15,473)	(11,357)	(26,933)	(32,771)
Net income attributable to Boston Properties, Inc.	136,334	99,186	236,014	283,530
Preferred dividends	(2,625)	(2,589)	(5,250)	(5,207)
Net income attributable to Boston Properties, Inc. common shareholders	$133,709	$96,597	$230,764	$278,323
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.87	$0.63	$1.50	$1.81
Weighted average number of common shares outstanding	154,177	153,662	154,019	153,644
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.87	$0.63	$1.50	$1.81
Weighted average number of common and common equivalent shares outstanding	154,331	153,860	154,273	153,889

Dividends per common share	$0.75	$0.65	$1.50	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$167,010	$117,357	$282,574	$333,579
Other comprehensive loss:
Effective portion of interest rate contracts	(6,313)	(32,351)	(6,133)	(90,997)
Amortization of interest rate contracts (1)	1,397	628	2,703	1,255
Other comprehensive loss	(4,916)	(31,723)	(3,430)	(89,742)
Comprehensive income	162,094	85,634	279,144	243,837
Net income attributable to noncontrolling interests	(30,676)	(18,171)	(46,560)	(50,049)
Other comprehensive loss attributable to noncontrolling interests	2,738	8,681	2,520	24,108
Comprehensive income attributable to Boston Properties, Inc.	$134,156	$76,144	$235,104	$217,896
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2016	153,790	$1,538	$200,000	$6,333,424	$(693,694)	$(2,722)	$(52,251)	$2,145,629	$7,931,924
Redemption of operating partnership units to common stock	481	5	—	16,417	—	—	—	(16,422)	—
Allocated net income for the year	—	—	—	—	236,014	—	—	46,560	282,574
Dividends/distributions declared	—	—	—	—	(236,368)	—	—	(26,977)	(263,345)
Shares issued pursuant to stock purchase plan	3	—	—	373	—	—	—	—	373
Net activity from stock option and incentive plan	34	—	—	1,980	—	—	—	19,188	21,168
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	(2,035)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	133,072	133,072
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(26,949)	(26,949)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,301)	(2,832)	(6,133)
Amortization of interest rate contracts	—	—	—	—	—	—	2,391	312	2,703
Reallocation of noncontrolling interest	—	—	—	10,840	—	—	—	(10,840)	—
Equity, June 30, 2017	154,308	$1,543	$200,000	$6,363,034	$(694,320)	$(2,722)	$(53,161)	$2,258,978	$8,073,352

Equity, December 31, 2015	153,580	$1,536	$200,000	$6,305,687	$(780,952)	$(2,722)	$(14,114)	$2,177,492	$7,886,927
Redemption of operating partnership units to common stock	78	1	—	2,663	—	—	—	(2,664)	—
Allocated net income for the year	—	—	—	—	283,530	—	—	50,049	333,579
Dividends/distributions declared	—	—	—	—	(204,939)	—	—	(23,713)	(228,652)
Shares issued pursuant to stock purchase plan	3	—	—	332	—	—	—	—	332
Net activity from stock option and incentive plan	14	—	—	1,772	—	—	—	14,877	16,649
Sale of interests in property partnerships	—	—	—	1,320	—	—	—	(1,320)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	5,040	5,040
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(25,914)	(25,914)
Effective portion of interest rate contracts	—	—	—	—	—	—	(66,759)	(24,238)	(90,997)
Amortization of interest rate contracts	—	—	—	—	—	—	1,125	130	1,255
Reallocation of noncontrolling interest	—	—	—	4,417	—	—	—	(4,417)	—
Equity, June 30, 2016	153,675	$1,537	$200,000	$6,316,191	$(702,361)	$(2,722)	$(79,748)	$2,165,322	$7,898,219

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$282,574	$333,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311,124	312,623
Non-cash compensation expense	19,237	17,647
Income from unconsolidated joint ventures	(6,192)	(4,025)
Distributions of net cash flow from operations of unconsolidated joint ventures	2,905	11,399
Gains from investments in securities	(1,772)	(737)
Gains from early extinguishments of debt	(14,444)	—
Non-cash portion of interest expense	(11,979)	(19,330)
Gains on sales of real estate	(3,900)	(67,623)
Change in assets and liabilities:
Cash held in escrows	7,531	632
Tenant and other receivables, net	2,033	13,963
Accrued rental income, net	(19,348)	(5,294)
Prepaid expenses and other assets	36,223	62,752
Accounts payable and accrued expenses	(2,608)	9,236
Accrued interest payable	(158,761)	31,789
Other liabilities	(33,093)	(71,805)
Tenant leasing costs	(37,252)	(40,655)
Total adjustments	89,704	250,572
Net cash provided by operating activities	372,278	584,151
Cash flows from investing activities:
Acquisitions of real estate	(15,953)	(78,000)
Construction in progress	(297,747)	(242,944)
Building and other capital improvements	(100,808)	(48,306)
Tenant improvements	(107,533)	(116,935)
Proceeds from sales of real estate	17,049	104,816
Proceeds from sales of real estate placed in escrow	(16,640)	(104,696)
Proceeds from sales of real estate released from escrow	15,844	104,696
Cash released from escrow for investing activities	9,004	6,694
Cash released from escrow for land sale contracts	—	781
Deposit on real estate	—	(25,000)
Capital contributions to unconsolidated joint ventures	(41,491)	(26,040)
Investments in securities, net	(1,195)	(658)
Net cash used in investing activities	(539,470)	(425,592)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,300,000	—
Repayments of mortgage notes payable	(1,308,708)	(222,535)
Proceeds from unsecured senior notes	—	997,080
Borrowings on unsecured line of credit	430,000	—
Repayments of unsecured line of credit	(430,000)	—
Repayments of mezzanine notes payable	(306,000)	—
Repayments of outside members’ notes payable	(70,424)	—
Payments on capital lease obligations	(486)	—
Payments on real estate financing transactions	(1,013)	(4,290)
Deposit on mortgage note payable interest rate lock	(23,200)	—
Return of deposit on mortgage note payable interest rate lock	23,200	—
Deferred financing costs	(43,635)	(8,047)
Net proceeds from equity transactions	(181)	(666)
Dividends and distributions	(263,221)	(442,901)
Contributions from noncontrolling interests in property partnerships	23,496	5,040
Distributions to noncontrolling interests in property partnerships	(27,115)	(25,914)
Net cash provided by financing activities	302,713	297,767
Net increase in cash and cash equivalents	135,521	456,326
Cash and cash equivalents, beginning of period	356,914	723,718
Cash and cash equivalents, end of period	$492,435	$1,180,044
Supplemental disclosures:
Cash paid for interest	$388,045	$217,021
Interest capitalized	$26,628	$19,168
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(86,135)	$(52,708)
Additions to real estate included in accounts payable and accrued expenses	$22,994	$(14,471)
Real estate acquired through capital lease	$28,962	$—
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$109,576	$—
Dividends and distributions declared but not paid	$130,432	$113,071
Conversions of noncontrolling interests to stockholders’ equity	$16,422	$2,664
Issuance of restricted securities to employees	$35,945	$33,711

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2017	December 31, 2016
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,000,820 and $6,760,078 at June 30, 2017 and December 31, 2016, respectively)	$20,202,321	$19,733,872
Less: accumulated depreciation (amounts related to VIEs of $(799,299) and $(758,640) at June 30, 2017 and December 31, 2016, respectively)	(4,290,112)	(4,136,364)
Total real estate	15,912,209	15,597,508
Cash and cash equivalents (amounts related to VIEs of $322,574 and $253,999 at June 30, 2017 and December 31, 2016, respectively)	492,435	356,914
Cash held in escrows (amounts related to VIEs of $4,360 and $4,955 at June 30, 2017 and December 31, 2016, respectively)	47,345	63,174
Investments in securities	26,781	23,814
Tenant and other receivables (amounts related to VIEs of $17,950 and $23,525 at June 30, 2017 and December 31, 2016, respectively)	88,687	92,548
Accrued rental income (amounts related to VIEs of $227,199 and $224,185 at June 30, 2017 and December 31, 2016, respectively)	820,022	799,138
Deferred charges, net (amounts related to VIEs of $267,240 and $290,436 at June 30, 2017 and December 31, 2016, respectively)	658,219	686,163
Prepaid expenses and other assets (amounts related to VIEs of $41,819 and $42,718 at June 30, 2017 and December 31, 2016, respectively)	93,985	129,666
Investments in unconsolidated joint ventures	819,368	775,198
Total assets	$18,959,051	$18,524,123
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,943,890 and $2,018,483 at June 30, 2017 and December 31, 2016, respectively)	$2,986,283	$2,063,087
Unsecured senior notes, net	7,250,356	7,245,953
Unsecured line of credit	—	—
Unsecured term loan	—	—
Mezzanine notes payable (amounts related to VIEs of $0 and $307,093 at June 30, 2017 and December 31, 2016, respectively)	—	307,093
Outside members’ notes payable (amounts related to VIEs of $0 and $180,000 at June 30, 2017 and December 31, 2016, respectively)	—	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $116,413 and $110,457 at June 30, 2017 and December 31, 2016, respectively)	303,559	298,524
Distributions payable	130,432	130,308
Accrued interest payable (amounts related to VIEs of $6,706 and $162,226 at June 30, 2017 and December 31, 2016, respectively)	85,172	243,933
Other liabilities (amounts related to VIEs of $159,529 and $175,146 at June 30, 2017 and December 31, 2016, respectively)	452,608	450,821
Total liabilities	11,208,410	10,919,719
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,823,685 and 17,079,511 common units and 816,982 and 904,588 long term incentive units outstanding at redemption value at June 30, 2017 and December 31, 2016, respectively	2,170,155	2,262,040
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at June 30, 2017 and December 31, 2016	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,719,482 and 1,717,743 general partner units and 152,588,047 and 152,072,432 limited partner units outstanding at June 30, 2017 and December 31, 2016, respectively	3,732,882	3,618,094
Noncontrolling interests in property partnerships	1,653,981	1,530,647
Total capital	5,580,486	5,342,364
Total liabilities and capital	$18,959,051	$18,524,123
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$520,542	$493,386	$1,024,104	$1,029,514
Recoveries from tenants	89,163	85,706	178,327	175,292
Parking and other	26,462	26,113	52,072	50,938
Total rental revenue	636,167	605,205	1,254,503	1,255,744
Hotel revenue	13,375	12,808	20,795	21,565
Development and management services	7,365	5,533	13,837	12,222
Total revenue	656,907	623,546	1,289,135	1,289,531
Expenses
Operating
Rental	230,454	217,938	458,741	437,110
Hotel	8,404	7,978	15,495	15,612
General and administrative	27,141	25,418	58,527	54,771
Transaction costs	299	913	333	938
Depreciation and amortization	149,834	151,191	306,892	308,652
Total expenses	416,132	403,438	839,988	817,083
Operating income	240,775	220,108	449,147	472,448
Other income (expense)
Income from unconsolidated joint ventures	3,108	2,234	6,192	4,025
Interest and other income	1,504	1,524	2,118	3,029
Gains from investments in securities	730	478	1,772	737
Gains from early extinguishments of debt	14,354	—	14,354	—
Interest expense	(95,143)	(105,003)	(190,677)	(210,312)
Income before gains on sales of real estate	165,328	119,341	282,906	269,927
Gains on sales of real estate	4,344	—	4,477	69,792
Net income	169,672	119,341	287,383	339,719
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(15,203)	(6,814)	(19,627)	(17,278)
Net income attributable to Boston Properties Limited Partnership	154,469	112,527	267,756	322,441
Preferred distributions	(2,625)	(2,589)	(5,250)	(5,207)
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,844	$109,938	$262,506	$317,234
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.88	$0.64	$1.53	$1.85
Weighted average number of common units outstanding	171,675	171,370	171,628	171,339
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.88	$0.64	$1.53	$1.85
Weighted average number of common and common equivalent units outstanding	171,829	171,568	171,882	171,584

Distributions per common unit	$0.75	$0.65	$1.50	$1.30
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$169,672	$119,341	$287,383	$339,719
Other comprehensive loss:
Effective portion of interest rate contracts	(6,313)	(32,351)	(6,133)	(90,997)
Amortization of interest rate contracts (1)	1,397	628	2,703	1,255
Other comprehensive loss	(4,916)	(31,723)	(3,430)	(89,742)
Comprehensive income	164,756	87,618	283,953	249,977
Comprehensive income attributable to noncontrolling interests	(12,715)	(793)	(17,211)	(731)
Comprehensive income attributable to Boston Properties Limited Partnership	$152,041	$86,825	$266,742	$249,246
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2016	$3,811,717
Contributions	4,682
Net income allocable to general and limited partner units	240,823
Distributions	(236,368)
Accumulated other comprehensive loss	(910)
Cumulative effect of a change in accounting principle	(272)
Unearned compensation	(2,329)
Conversion of redeemable partnership units	16,422
Adjustment to reflect redeemable partnership units at redemption value	92,740
Balance at June 30, 2017	$3,926,505

Balance at December 31, 2015	$3,684,522
Contributions	2,871
Net income allocable to general and limited partner units	289,670
Distributions	(204,939)
Accumulated other comprehensive loss	(65,634)
Unearned compensation	553
Conversion of redeemable partnership units	2,664
Adjustment to reflect redeemable partnership units at redemption value	(86,626)
Balance at June 30, 2016	$3,623,081

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$287,383	$339,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	306,892	308,652
Non-cash compensation expense	19,237	17,647
Income from unconsolidated joint ventures	(6,192)	(4,025)
Distributions of net cash flow from operations of unconsolidated joint ventures	2,905	11,399
Gains from investments in securities	(1,772)	(737)
Gains from early extinguishments of debt	(14,444)	—
Non-cash portion of interest expense	(11,979)	(19,330)
Gains on sales of real estate	(4,477)	(69,792)
Change in assets and liabilities:
Cash held in escrows	7,531	632
Tenant and other receivables, net	2,033	13,963
Accrued rental income, net	(19,348)	(5,294)
Prepaid expenses and other assets	36,223	62,752
Accounts payable and accrued expenses	(2,608)	9,236
Accrued interest payable	(158,761)	31,789
Other liabilities	(33,093)	(71,805)
Tenant leasing costs	(37,252)	(40,655)
Total adjustments	84,895	244,432
Net cash provided by operating activities	372,278	584,151
Cash flows from investing activities:
Acquisitions of real estate	(15,953)	(78,000)
Construction in progress	(297,747)	(242,944)
Building and other capital improvements	(100,808)	(48,306)
Tenant improvements	(107,533)	(116,935)
Proceeds from sales of real estate	17,049	104,816
Proceeds from sales of real estate placed in escrow	(16,640)	(104,696)
Proceeds from sales of real estate released from escrow	15,844	104,696
Cash released from escrow for investing activities	9,004	6,694
Cash released from escrow for land sale contracts	—	781
Deposit on real estate	—	(25,000)
Capital contributions to unconsolidated joint ventures	(41,491)	(26,040)
Investments in securities, net	(1,195)	(658)
Net cash used in investing activities	(539,470)	(425,592)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,300,000	—
Repayments of mortgage notes payable	(1,308,708)	(222,535)
Proceeds from unsecured senior notes	—	997,080
Borrowings on unsecured line of credit	430,000	—
Repayments of unsecured line of credit	(430,000)	—
Repayments of mezzanine notes payable	(306,000)	—
Repayments of outside members’ notes payable	(70,424)	—
Payments on capital lease obligations	(486)	—
Payments on real estate financing transaction	(1,013)	(4,290)
Deposit on mortgage note payable interest rate lock	(23,200)	—
Return of deposit on mortgage note payable interest rate lock	23,200	—
Deferred financing costs	(43,635)	(8,047)
Net proceeds from equity transactions	(181)	(666)
Distributions	(263,221)	(442,901)
Contributions from noncontrolling interests in property partnerships	23,496	5,040
Distributions to noncontrolling interests in property partnerships	(27,115)	(25,914)
Net cash provided by financing activities	302,713	297,767
Net increase in cash and cash equivalents	135,521	456,326
Cash and cash equivalents, beginning of period	356,914	723,718
Cash and cash equivalents, end of period	$492,435	$1,180,044
Supplemental disclosures:
Cash paid for interest	$388,045	$217,021
Interest capitalized	$26,628	$19,168
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(85,525)	$(52,708)
Additions to real estate included in accounts payable and accrued expenses	$22,994	$(14,471)
Real estate acquired through capital lease	$28,962	$—
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$109,576	$—
Distributions declared but not paid	$130,432	$113,071
Conversions of redeemable partnership units to partners’ capital	$16,422	$2,664
Issuance of restricted securities to employees	$35,945	$33,711

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at June 30, 2017 owned an approximate 89.7% (89.5% at December 31, 2016) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015, 2016 and 2017 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units expired on February 6, 2015, February 4, 2016 and February 3, 2017, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2015, 2016 and 2017 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units, the 2013 MYLTIP Units and the 2014 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2015, 2016 and 2017 MYLTIP Units. LTIP Units (including the 2012 OPP Units, the 2013 MYLTIP Units and the 2014 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 8, 9 and 11).
At June 30, 2017, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).
Properties
At June 30, 2017, the Company owned or had interests in a portfolio of 175 commercial real estate properties (the “Properties”) aggregating approximately 48.4 million net rentable square feet of primarily Class A office properties, including nine properties under construction/redevelopment totaling approximately 4.7 million net rentable square feet. At June 30, 2017, the Properties consisted of:

•	164 Office properties (including six properties under construction/redevelopment);

•	one hotel;

•	five retail properties; and

•	five residential properties (including three properties under construction).

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
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s mortgage notes payable, net, mezzanine notes payable and unsecured senior notes, net and the Company’s corresponding estimate of fair value as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$2,986,283	$3,056,829	$2,063,087	$2,092,237
Mezzanine notes payable	—	—	307,093	308,344
Unsecured senior notes, net	7,250,356	7,516,131	7,245,953	7,428,077
Total	$10,236,639	$10,572,960	$9,616,133	$9,828,658

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
Consolidated Variable Interest Entities
As of June 30, 2017, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. The VIEs own (1) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) the entity that owns Salesforce Tower, which is currently under development.
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
Recent Accounting Pronouncements
In May 2014, the Financial Standards Accounting Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. The Company may elect to adopt ASU 2016-12 as of the original effective date; however, adoption is required for annual reporting periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. The Company’s project team has completed the compilation of the inventory of the sources of revenue that will be impacted by the adoption of ASU 2014-09. The Company expects that executory costs and certain non-lease components of revenue from leases (upon the adoption of ASU 2016-02), tenant service revenue, development and management services revenue, parking revenue and gains on sales of real estate may be impacted by the adoption of ASU 2014-09, although the Company anticipates that the impact will be to the pattern of revenue recognition and not the total revenue recognized over time. The Company is making progress in evaluating the significance of the impact on the changes in the recognition pattern of its revenue and is still completing its assessment of the overall impact of adopting ASU 2014-09.
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
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 is intended to provide clarity and reduce (1) diversity in practice, (2) cost and (3) complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for fiscal years and interim periods beginning after December 15, 2017. The Company is currently assessing the potential impact that the adoption of ASU 2017-09 will have on its consolidated financial statements.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Land	$4,880,337	$4,879,020
Land held for future development (1)	250,451	246,656
Buildings and improvements	11,960,865	11,890,626
Tenant improvements	2,136,739	2,060,315
Furniture, fixtures and equipment	37,136	32,687
Construction in progress	1,348,838	1,037,959
Total	20,614,366	20,147,263
Less: Accumulated depreciation	(4,379,446)	(4,222,235)
	$16,234,920	$15,925,028
_______________

(1)	Includes pre-development costs.

Boston Properties Limited Partnership
Real estate consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Land	$4,775,961	$4,774,460
Land held for future development (1)	250,451	246,656
Buildings and improvements	11,653,196	11,581,795
Tenant improvements	2,136,739	2,060,315
Furniture, fixtures and equipment	37,136	32,687
Construction in progress	1,348,838	1,037,959
Total	20,202,321	19,733,872
Less: Accumulated depreciation	(4,290,112)	(4,136,364)
	$15,912,209	$15,597,508
_______________

(1)	Includes pre-development costs.
Development
On April 6, 2017, the Company commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts.
On May 27, 2017, the Company completed and fully placed in-service Reservoir Place North, a Class A office redevelopment project with approximately 73,000 net rentable square feet located in Waltham, Massachusetts.
Ground Lease
On June 29, 2017, the Company executed a 99-year ground lease (including extension options), with the right to purchase prior to 10 years after stabilization of the development project as defined in the lease, land adjacent to the MacArthur BART station located in Oakland, California. The Company has commenced development of a 402-unit residential building and supporting retail space on the site. The Company’s option to purchase the land, is considered a bargain purchase option and as a result, the Company has concluded that the lease should be accounted for as a capital lease. At the inception of the ground lease, the Company recorded an approximately $29.0 million capital lease asset and liability, which is reflected within Construction in Progress and Other Liabilities on the Company’s Consolidated Balance Sheets. Capital lease assets and liabilities are accounted for at the lower of fair market value or the present value of future minimum lease payments. This capital lease is for land only, therefore, the Company will not be depreciating the capital lease asset, because land is assumed to have an indefinite life.
As of June 29, 2017, future minimum lease payments related to this capital lease are as follows (in thousands):

Period from June 29, 2017 through December 31, 2017	$5
2018	10
2019	10
2020	10
2021	13
Thereafter	38,778
Total expected minimum obligations	38,826
Interest portion	(9,864)
Present value of net expected minimum payments	$28,962
Acquisitions
On May 15, 2017, the Company acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $15.8 million in cash. 103 Carnegie Center is an approximately 96,000 net rentable square foot Class A office property. The following table summarizes the allocation of the aggregate purchase price, including transaction costs, of 103 Carnegie Center at the date of acquisition (in thousands).

Land	$2,890
Building and improvements	11,229
Tenant improvements	871
In-place lease intangibles	2,389
Below-market lease intangible	(1,426)
Net assets acquired	$15,953
The following table summarizes the estimated annual amortization of the acquired below-market lease intangibles and the acquired in-place lease intangibles for 103 Carnegie Center for the remainder of 2017 and each of the next four succeeding fiscal years (in thousands).

	Acquired In-Place Lease Intangibles	Acquired Below- Market Lease Intangibles
Period from May 15, 2017 through December 31, 2017	$660	$(248)
2018	590	(363)
2019	367	(337)
2020	243	(308)
2021	96	(105)

103 Carnegie Center contributed approximately $0.4 million of revenue and approximately $0.2 million of earnings to the Company for the period from May 15, 2017 through June 30, 2017.
Dispositions
On April 19, 2017, the Company completed the sale of an approximately 9.5-acre parcel of land at 30 Shattuck Road located in Andover, Massachusetts for a gross sale price of $5.0 million. Net cash proceeds totaled approximately $5.0 million, resulting in a gain on sale of real estate totaling approximately $3.7 million.
On June 13, 2017, the Company completed the sale of 40 Shattuck Road located in Andover, Massachusetts for a gross sale price of $12.0 million. Net cash proceeds totaled approximately $11.9 million, resulting in a gain on sale of real estate totaling approximately $28,000 for Boston Properties, Inc. and approximately $0.6 million for Boston Properties Limited Partnership. 40 Shattuck Road is an approximately 122,000 net rentable square foot Class A office property. 40 Shattuck Road contributed approximately $19,000 and $(28,000) of net income (loss) to the Company for the period from April 1, 2017 through June 13, 2017 and the period from January 1, 2017 through June 13, 2017, respectively, and contributed approximately $(93,000) and $15,000 of net income (loss) to the Company for the three and six months ended June 30, 2016, respectively.

4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2017 and December 31, 2016:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			June 30, 2017	December 31, 2016
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(7,490)	$(8,134)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		2,496	2,004
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(9,719)	(10,564)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	40,704	41,605
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	19,392	20,539
540 Madison Venture LLC	540 Madison Avenue	60.0%		68,325	67,816
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(3,396)	(3,389)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,428	42,528
Podium Developer LLC	The Hub on Causeway	50.0%		45,616	29,869
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		23,799	20,803
Hotel Tower Developer LLC	The Hub on Causeway - Hotel	50.0%		1,561	933
1265 Main Office JV LLC	1265 Main Street	50.0%		4,654	4,779
BNY Tower Holdings LLC	Dock 72 at the Brooklyn Navy Yard	50.0%	(6)	55,646	33,699
CA-Colorado Center Limited Partnership	Colorado Center	49.8%		514,747	510,623
				$798,763	$753,111
 _______________

(1)
Investments with deficit balances aggregating approximately $20.6 million and $22.1 million at June 30, 2017 and December 31, 2016, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

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

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Real estate and development in process, net	$1,599,268	$1,519,217
Other assets	315,170	297,263
Total assets	$1,914,438	$1,816,480
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$863,981	$865,665
Other liabilities	81,047	67,167
Members’/Partners’ equity	969,410	883,648
Total liabilities and members’/partners’ equity	$1,914,438	$1,816,480
Company’s share of equity	$498,789	$450,662
Basis differentials (1)	299,974	302,449
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$798,763	$753,111
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At June 30, 2017 and December 31, 2016, there was an aggregate basis differential of approximately $325.9 million and $328.8 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $20.6 million and $22.1 million at June 30, 2017 and December 31, 2016, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total revenue (1)	$55,862	$38,368	$110,623	$76,037
Expenses
Operating	22,103	16,359	44,182	33,026
Depreciation and amortization	14,224	9,204	28,533	18,268
Total expenses	36,327	25,563	72,715	51,294
Operating income	19,535	12,805	37,908	24,743
Other expense
Interest expense	9,427	8,383	18,727	16,772
Net income	$10,108	$4,422	$19,181	$7,971

Company’s share of net income	$4,344	$2,052	$8,667	$3,651	(2)
Basis differential (2)	(1,236)	182	(2,475)	374
Income from unconsolidated joint ventures	$3,108	$2,234	$6,192	$4,025
 _______________

(1)
Includes straight-line rent adjustments of approximately $4.3 million and $3.6 million for the three months ended June 30, 2017 and 2016, respectively and $11.3 million and $5.8 million for the six months ended June 30, 2017 and 2016, respectively.

(2)
Includes straight-line rent adjustments of approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2017, respectively, and net above-/below-market rent adjustments of approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2017, respectively.

5. Debt
Mortgage Notes Payable, Net, Mezzanine Notes Payable and Outside Members’ Notes Payable
On June 7, 2017, the Company’s consolidated entity in which it has a 60% ownership interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City completed the refinancing of the indebtedness that had been secured by direct and indirect interests in the property. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed interest rate of 3.43% per annum and matures on June 9, 2027. The loan requires monthly interest-only payments during the 10-year term of the loan, with the entire principal amount being due at maturity.
The refinanced indebtedness consisted of (1) mortgage loans payable collateralized by the property aggregating $1.3 billion, (2) mezzanine loans payable aggregating $306.0 million, (3) additional mezzanine loans payable aggregating $294.0 million and (4) member loans aggregating $450.0 million with outstanding accrued interest payable totaling approximately $425.0 million. The mortgage loans required monthly interest-only payments at a weighted-average fixed interest rate of 5.95% per annum and were scheduled to mature on October 7, 2017. The mezzanine loans required interest-only payments at a weighted-average fixed interest rate of 6.02% per annum and were scheduled to mature on October 7, 2017. In addition, a subsidiary of the consolidated entity had acquired a lender’s interest in certain other mezzanine loans assumed during the acquisition of the property having an aggregate principal amount of $294.0 million and a stated interest rate of 6.02% per annum for a purchase price of approximately $263.1 million in cash. These mezzanine loans payable had been eliminated in consolidation and were canceled upon the refinancing of the indebtedness. The member loans bore interest at a fixed rate of 11.0% per annum and were scheduled to mature on June 9, 2017. A portion of the original purchase price of the property was financed with loans from the members on a pro rata basis equal to their percentage interest in the consolidated entity. The Company had eliminated in consolidation its member loan totaling $270.0 million and its share of the related accrued interest payable of approximately $255.0 million at the date of the refinancing. The remaining outside members’ notes payable and related accrued interest payable totaling $180.0 million and approximately $170.0 million, respectively, at the date of the refinancing had been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on the Company’s Consolidated Balance Sheets. The net proceeds from the new financing were used to repay all of the outstanding accrued interest payable on the member loans and a portion of the outstanding principal balance of the member loans totaling approximately $176.1 million. In connection with the refinancing, the members of the Company’s consolidated entity contributed the remaining balance of the member notes payable totaling approximately $273.9 million (of which the Company’s share of approximately $164.4 million had been eliminated in consolidation) to equity in the consolidated entity (See Note 8). There was no prepayment penalty associated with the repayments. The Company recognized a gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to historical fair value debt adjustments.
Credit Facility
On April 24, 2017, Boston Properties Limited Partnership amended and restated its revolving credit agreement (as amended and restated, the “2017 Credit Facility”). Among other things, the 2017 Credit Facility (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) that permits Boston Properties Limited Partnership, until the first anniversary of the closing date, to draw upon up to four times a minimum of $50.0 million (or, if less, the unused delayed draw term commitments), provided that amounts drawn under the Delayed Draw Facility and subsequently repaid may not be borrowed again. In addition, Boston Properties Limited Partnership may increase the total commitment under the 2017 Credit Facility by up to $500.0 million through increases in the Revolving Facility or the Delayed Draw Facility, or both, subject to syndication of the increase and other conditions.
At Boston Properties Limited Partnership’s option, loans under the Revolving Facility and Delayed Draw Facility will bear interest at a rate per annum equal to (1) (a) in the case of loans denominated in Dollars, Euro or Sterling, LIBOR, and (b) in the case of loans denominated in Canadian Dollars, CDOR, in each case, plus a margin ranging from 77.5 to 155 basis points for the Revolving Commitment and 85 to 175 basis points for the Delayed Draw Facility, based on Boston Properties Limited Partnership’s credit rating or (2) an alternate base rate equal to the greatest of (x) the Administrative Agent’s prime rate, (y) the Federal Funds rate plus 0.50% or (z) LIBOR for a one-month period plus 1.00%, in each case, plus a margin ranging from 0 to 55 basis points for the Revolving Facility and 0 to 75 basis points for the Delayed Draw Facility, based on Boston Properties Limited Partnership’s credit rating. The 2017 Credit Facility also contains a competitive bid option for up to 65% of the Revolving Facility that allows banks that are part of the lender consortium to bid to make loan advances to Boston Properties Limited Partnership at a reduced interest rate.
In addition, Boston Properties Limited Partnership is obligated to pay (1) in quarterly installments a facility fee on the total commitment under the Revolving Facility at a rate per annum ranging from 0.10% to 0.30% based on Boston Properties Limited Partnership’s credit rating, (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin on the Revolving Facility and (3) a fee on the unused commitments under the Delayed Draw Facility equal to 0.15% per annum.
Based on Boston Properties Limited Partnership’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, (2) the alternate base rate margin is 0 basis points for each of the Revolving Facility and Delayed Draw Facility and (3) the facility fee on the Revolving Facility commitment is 0.15% per annum.
The 2017 Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including failure to pay indebtedness, breaches of covenants, and bankruptcy and other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2017 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments.
6. Derivative Instruments and Hedging Activities
During the year ended December 31, 2015, Boston Properties Limited Partnership commenced a planned interest rate hedging program and entered into 17 forward-starting interest rate swap contracts that fixed the 10-year swap rate at a weighted-average rate of approximately 2.423% per annum on notional amounts aggregating $550.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in September 2016 and maturity in September 2026. On August 17, 2016, in conjunction with Boston Properties Limited Partnership’s offering of its 2.750% senior unsecured notes due 2026, the Company terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $49.3 million. The Company recognized approximately $0.1 million of losses on interest rate contracts during the year ended December 31, 2016 related to the partial ineffectiveness of the interest rate contracts. The Company is reclassifying into earnings, as an increase to interest expense, approximately $49.2 million (or approximately $4.9 million per year over the 10-year term of the 2.750% senior unsecured notes due 2026) of the amounts recorded in the consolidated balance sheets within accumulated other comprehensive loss, which represents the effective portion of the applicable interest rate contracts. In addition, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into 16 forward-starting interest rate swap contracts (including two contracts entered into during the six months ended June 30, 2016 with notional amounts aggregating $50.0 million) that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. On April 24, 2017, the consolidated entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City entered into an interest rate lock and commitment agreement with a group of lenders on a ten-year financing totaling $2.3 billion at a fixed interest rate of 3.43% per annum (See Note 5). In conjunction with the interest rate lock and commitment agreement, 767 Fifth Partners LLC terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $14.4 million. 767 Fifth Partners LLC did not record any hedge ineffectiveness. The Company is reclassifying into earnings, as an increase to interest expense, approximately $14.4 million (or approximately $1.4 million per year over the 10-year term of the financing) of the amounts recorded in the Consolidated Balance Sheets within Accumulated Other Comprehensive Loss, which represents the effective portion of the applicable interest rate contracts.

767 Fifth Partners LLC’s interest rate swap contracts consisted of the following at December 31, 2016 (dollars in thousands):

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
The following table presents the location in the financial statements of the losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amount of loss related to the effective portion recognized in other comprehensive loss	$(6,313)	$(32,351)	$(6,133)	$(90,997)
Amount of loss related to the effective portion subsequently reclassified to earnings	$(1,397)	$(628)	$(2,703)	$(1,255)
Amount of loss related to the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—

Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$(52,251)
Effective portion of interest rate contracts	(6,133)
Amortization of interest rate contracts	2,703
Other comprehensive loss attributable to noncontrolling interests	2,520
Balance at June 30, 2017	$(53,161)

Balance at December 31, 2015	$(14,114)
Effective portion of interest rate contracts	(90,997)
Amortization of interest rate contracts	1,255
Other comprehensive loss attributable to noncontrolling interests	24,108
Balance at June 30, 2016	$(79,748)
Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$(60,853)
Effective portion of interest rate contracts	(6,133)
Amortization of interest rate contracts	2,703
Other comprehensive loss attributable to noncontrolling interests	2,416
Balance at June 30, 2017	$(61,867)

Balance at December 31, 2015	$(18,337)
Effective portion of interest rate contracts	(90,997)
Amortization of interest rate contracts	1,255
Other comprehensive loss attributable to noncontrolling interests	16,547
Balance at June 30, 2016	$(91,532)

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $7.4 million.
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

From time to time, the Company (or ventures in which the Company has an ownership interest) has agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders and other third parties for the completion of development projects. The Company has agreements with its outside partners whereby the partners agree to reimburse the joint venture for their share of any payments made under the guarantee. In some cases, the Company earns a fee from the applicable joint venture for providing the guarantee.
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2017, the maximum funding obligation under the guarantee was approximately $263.8 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of June 30, 2017, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014 and 2015, the Company received distributions of approximately $7.7 million and $8.1 million, respectively. On July 5, 2016, the Company received a fourth interim distribution totaling approximately $1.4 million. On May 19, 2017, the Company received a fifth interim distribution totaling approximately $0.4 million, leaving a remaining claim of approximately $27.6 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at June 30, 2017.
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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2017, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,823,685 OP Units, 816,982 LTIP Units (including 118,067 2012 OPP Units, 85,405 2013 MYLTIP Units and 25,107 2014 MYLTIP Units), 366,618 2015 MYLTIP Units, 473,360 2016 MYLTIP Units and 400,000 2017 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the six months ended June 30, 2017, 481,261 OP Units were presented by the holders for redemption (including 22,110 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.

At June 30, 2017, Boston Properties Limited Partnership had outstanding 366,618 2015 MYLTIP Units, 473,360 2016 MYLTIP Units and 400,000 2017 MYLTIP Units. Prior to the applicable measurement date (February 4, 2018 for 2015 MYLTIP Units, February 9, 2019 for 2016 MYLTIP Units and February 6, 2020 for 2017 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 30, 2017	July 31, 2017	$0.75	$0.075
March 31, 2017	April 28, 2017	$0.75	$0.075
December 31, 2016	January 30, 2017	$0.75	$0.075
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at June 30, 2017 was approximately $2.2 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $123.02 per share on June 30, 2017.

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable partnership units of Boston Properties Limited Partnership for the six months ended June 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$2,262,040
Contributions	31,532
Net income	26,933
Distributions	(26,977)
Conversion of redeemable partnership units	(16,422)
Unearned compensation	(12,344)
Cumulative effect of a change in accounting principle	(1,763)
Accumulated other comprehensive loss	(104)
Adjustment to reflect redeemable partnership units at redemption value	(92,740)
Balance at June 30, 2017	$2,170,155

Balance at December 31, 2015	$2,286,689
Contributions	31,494
Net income	32,771
Distributions	(23,713)
Conversion of redeemable partnership units	(2,664)
Unearned compensation	(16,617)
Accumulated other comprehensive loss	(7,561)
Adjustment to reflect redeemable partnership units at redemption value	86,626
Balance at June 30, 2016	$2,387,025
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at June 30, 2017 and $1.5 billion at December 31, 2016, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company shall earn a preferred return equal to LIBOR plus 3.00% per annum and shall be payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of June 30, 2017, the Company had contributed an aggregate of approximately $13.5 million of preferred equity to the venture.
On June 6, 2017, in conjunction with the refinancing of the indebtedness of the Company’s consolidated entity in which it has a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City, the members of the consolidated entity amended the limited liability company agreement to provide for the contribution of the remaining unpaid principal balance of the members’ notes payable totaling approximately $273.9 million (of which the Company’s share of approximately $164.4 million is eliminated in consolidation) to equity in the consolidated entity, resulting in an increase of approximately $109.6 million to Noncontrolling Interests in Property Partnerships on the Company’s Consolidated Balance Sheets (See Note 5). There were no changes to the ownership interests or rights of the members as a result of the amendment.

The following table reflects the activity of the noncontrolling interests in property partnerships for the six months ended June 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$1,530,647
Capital contributions (1)	133,072
Net income	19,627
Accumulated other comprehensive loss	(2,416)
Distributions	(26,949)
Balance at June 30, 2017	$1,653,981

Balance at December 31, 2015	$1,574,400
Capital contributions	3,720
Net income	17,278
Accumulated other comprehensive loss	(16,547)
Distributions	(25,914)
Balance at June 30, 2016	$1,552,937
 _______________

(1)
Includes the contribution of the remaining unpaid principal balance of the members’ notes payable totaling $109,576 to equity in the consolidated entity that owns 767 Fifth Avenue (the General Motors Building).

9. Stockholders’ Equity / Partners’ Capital
As of June 30, 2017, Boston Properties, Inc. had 154,307,529 shares of Common Stock outstanding.
As of June 30, 2017, Boston Properties, Inc. owned 1,719,482 general partnership units and 152,588,047 limited partnership units of Boston Properties Limited Partnership.
On June 2, 2017, Boston Properties, Inc. renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. This program replaces the Company’s prior $600.0 million ATM stock offering program that was scheduled to expire on June 3, 2017. The Company intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this ATM stock offering program.
During the six months ended June 30, 2017, Boston Properties, Inc. issued 481,261 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from third parties.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2017:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 30, 2017	July 31, 2017	$0.75	$0.75
March 31, 2017	April 28, 2017	$0.75	$0.75
December 31, 2016	January 30, 2017	$0.75	$0.75

Preferred Stock
As of June 30, 2017, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2017:

Record Date	Payment Date	Dividend (Per Share)
August 4, 2017	August 15, 2017	$32.8125
May 5, 2017	May 15, 2017	$32.8125
February 3, 2017	February 15, 2017	$32.8125

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

	Three Months Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$133,709	154,177	$0.87
Allocation of undistributed earnings to participating securities	(43)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$133,666	154,177	$0.87
Effect of Dilutive Securities:
Stock Based Compensation	—	154	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$133,666	154,331	$0.87

	Three Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$96,597	153,662	$0.63
Effect of Dilutive Securities:
Stock Based Compensation	—	198	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$96,597	153,860	$0.63

	Six Months Ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$230,764	154,019	$1.50
Allocation of undistributed earnings to participating securities	(9)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$230,755	154,019	$1.50
Effect of Dilutive Securities:
Stock Based Compensation	—	254	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$230,755	154,273	$1.50

	Six Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$278,323	153,644	$1.81
Allocation of undistributed earnings to participating securities	(241)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$278,082	153,644	$1.81
Effect of Dilutive Securities:
Stock Based Compensation	—	245	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$278,082	153,889	$1.81
Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units required, and the 2015-2017 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,498,000 and 17,708,000 redeemable common units for the three months ended June 30, 2017 and 2016, respectively, and 17,609,000 and 17,695,000 redeemable common units for the six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,844	171,675	$0.88
Allocation of undistributed earnings to participating securities	(48)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,796	171,675	$0.88
Effect of Dilutive Securities:
Stock Based Compensation	—	154	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,796	171,829	$0.88

	Three Months Ended June 30, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$109,938	171,370	$0.64
Effect of Dilutive Securities:
Stock Based Compensation	—	198	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$109,938	171,568	$0.64

	Six Months Ended June 30, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$262,506	171,628	$1.53
Allocation of undistributed earnings to participating securities	(10)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$262,496	171,628	$1.53
Effect of Dilutive Securities:
Stock Based Compensation	—	254	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$262,496	171,882	$1.53

	Six Months Ended June 30, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$317,234	171,339	$1.85
Allocation of undistributed earnings to participating securities	(269)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$316,965	171,339	$1.85
Effect of Dilutive Securities:
Stock Based Compensation	—	245	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$316,965	171,584	$1.85

11. Stock Option and Incentive Plan
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
During the six months ended June 30, 2017, Boston Properties, Inc. issued 37,414 shares of restricted common stock and Boston Properties Limited Partnership issued 111,488 LTIP Units and 400,000 2017 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2017 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the six months ended June 30, 2017 were valued at approximately $4.9 million ($130.32 per share weighted-average). The LTIP Units granted were valued at approximately $13.3 million (approximately $119.52 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.14% and an expected price volatility of 28.0%. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation (See Note 2). Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units was approximately $7.9 million and $7.1 million for the three months ended June 30, 2017 and 2016, respectively, and $18.1 million and $16.5 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, there was $26.8 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units, 2013 MYLTIP Units and 2014 MYLTIP Units and $28.5 million of unrecognized compensation expense related to unvested 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.

12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three and six months ended June 30, 2017 and 2016.
Boston Properties, Inc.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$133,709	$96,597	$230,764	$278,323
Add:
Preferred dividends	2,625	2,589	5,250	5,207
Noncontrolling interest—common units of Boston Properties Limited Partnership	15,473	11,357	26,933	32,771
Noncontrolling interests in property partnerships	15,203	6,814	19,627	17,278
Interest expense	95,143	105,003	190,677	210,312
Depreciation and amortization expense	151,919	153,175	311,124	312,623
Transaction costs	299	913	333	938
General and administrative expense	27,141	25,418	58,527	54,771
Less:
Gains on sales of real estate	3,767	—	3,900	67,623
Gains from early extinguishments of debt	14,354	—	14,354	—
Gains from investments in securities	730	478	1,772	737
Interest and other income	1,504	1,524	2,118	3,029
Income from unconsolidated joint ventures	3,108	2,234	6,192	4,025
Development and management services revenue	7,365	5,533	13,837	12,222
Net Operating Income	$410,684	$392,097	$801,062	$824,587

Boston Properties Limited Partnership

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,844	$109,938	$262,506	$317,234
Add:
Preferred distributions	2,625	2,589	5,250	5,207
Noncontrolling interests in property partnerships	15,203	6,814	19,627	17,278
Interest expense	95,143	105,003	190,677	210,312
Depreciation and amortization expense	149,834	151,191	306,892	308,652
Transaction costs	299	913	333	938
General and administrative expense	27,141	25,418	58,527	54,771
Less:
Gains on sales of real estate	4,344	—	4,477	69,792
Gains from early extinguishments of debt	14,354	—	14,354	—
Gains from investments in securities	730	478	1,772	737
Interest and other income	1,504	1,524	2,118	3,029
Income from unconsolidated joint ventures	3,108	2,234	6,192	4,025
Development and management services revenue	7,365	5,533	13,837	12,222
Net Operating Income	$410,684	$392,097	$801,062	$824,587
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, noncontrolling interests, gains on sales of real estate, interest expense, gains from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, general and administrative expenses and development and management services revenue are not included in Net Operating Income as internal reporting addresses these items on a corporate level.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Office, Residential and Hotel.

Information by geographic area and property type (dollars in thousands):
For the three months ended June 30, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$191,760	$251,844	$85,483	$102,870	$631,957
Residential	1,153	—	—	3,057	4,210
Hotel	13,375	—	—	—	13,375
Total	206,288	251,844	85,483	105,927	649,542
% of Grand Totals	31.76%	38.77%	13.16%	16.31%	100.00%
Rental Expenses:
Office	74,160	93,110	25,938	35,611	228,819
Residential	545	—	—	1,090	1,635
Hotel	8,404	—	—	—	8,404
Total	83,109	93,110	25,938	36,701	238,858
% of Grand Totals	34.79%	38.98%	10.86%	15.37%	100.00%
Net operating income	$123,179	$158,734	$59,545	$69,226	$410,684
% of Grand Totals	29.99%	38.65%	14.50%	16.86%	100.00%
For the three months ended June 30, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$179,048	$243,957	$78,524	$99,588	$601,117
Residential	1,180	—	—	2,908	4,088
Hotel	12,808	—	—	—	12,808
Total	193,036	243,957	78,524	102,496	618,013
% of Grand Totals	31.24%	39.47%	12.71%	16.58%	100.00%
Rental Expenses:
Office	68,754	88,749	25,470	33,359	216,332
Residential	513	—	—	1,093	1,606
Hotel	7,978	—	—	—	7,978
Total	77,245	88,749	25,470	34,452	225,916
% of Grand Totals	34.19%	39.29%	11.27%	15.25%	100.00%
Net operating income	$115,791	$155,208	$53,054	$68,044	$392,097
% of Grand Totals	29.53%	39.59%	13.53%	17.35%	100.00%

For the six months ended June 30, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$377,196	$493,414	$170,124	$205,603	$1,246,337
Residential	2,292	—	—	5,874	8,166
Hotel	20,795	—	—	—	20,795
Total	400,283	493,414	170,124	211,477	1,275,298
% of Grand Totals	31.39%	38.69%	13.34%	16.58%	100.00%
Rental Expenses:
Office	149,416	184,794	50,412	70,933	455,555
Residential	1,040	—	—	2,146	3,186
Hotel	15,495	—	—	—	15,495
Total	165,951	184,794	50,412	73,079	474,236
% of Grand Totals	34.99%	38.97%	10.63%	15.41%	100.00%
Net operating income	$234,332	$308,620	$119,712	$138,398	$801,062
% of Grand Totals	29.25%	38.53%	14.94%	17.28%	100.00%
For the six months ended June 30, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$356,875	$535,815	$154,841	$200,076	$1,247,607
Residential	2,351	—	—	5,786	8,137
Hotel	21,565	—	—	—	21,565
Total	380,791	535,815	154,841	205,862	1,277,309
% of Grand Totals	29.81%	41.95%	12.12%	16.12%	100.00%
Rental Expenses:
Office	139,441	177,547	49,375	67,541	433,904
Residential	1,033	—	—	2,173	3,206
Hotel	15,612	—	—	—	15,612
Total	156,086	177,547	49,375	69,714	452,722
% of Grand Totals	34.47%	39.22%	10.91%	15.40%	100.00%
Net operating income	$224,705	$358,268	$105,466	$136,148	$824,587
% of Grand Totals	27.25%	43.45%	12.79%	16.51%	100.00%

13. Subsequent Events
On July 26, 2017, a joint venture between the Company and The Bernstein Companies entered into a build-to-suit lease agreement with an affiliate of Marriott International, Inc. under which Marriott will lease 100% of an approximately 720,000 square foot office building and below-grade parking garage to be constructed by the joint venture at 7750 Wisconsin Avenue in Bethesda, Maryland. The joint venture will lease the office building to Marriott for 20 years on a net basis and will serve as Marriott’s world-wide headquarters. The Company and The Bernstein Companies will each own a 50% interest in the joint venture. The Company will serve as development manager for the venture and expects to commence construction in 2018. Marriott has agreed to fund 100% of the related tenant improvement costs and leasing commissions for the office building.
On July 28, 2017, a joint venture in which the Company has a 50% interest obtained mortgage financing collateralized by its Colorado Center property totaling $550.0 million. The mortgage financing bears interest at a fixed rate of 3.56% per annum and matures on August 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,184,000 net rentable square feet with an underground parking garage for 3,100 vehicles located in Santa Monica, California.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
These Quarterly Reports on Form 10-Q, including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Such statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on beliefs and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
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
Outlook
Economic growth in the United States continues to be tepid yet consistent with approximately 209,000 non-farm jobs created in July 2017 resulting in a slight dip in the unemployment rate to 4.3%. The Federal Reserve has increased interest rates three times since December 2016 with indications of more increases to come, yet interest rates remain relatively low. Given the pace of GDP growth, low inflation and the uncertainty associated with Federal Reserve fiscal policy and tax reform, we do not expect a sharp increase in long-term interest rates and expect reasonably healthy operating and financial market conditions to continue.
In this economic climate, we continue to focus on (1) ensuring tenant satisfaction throughout our portfolio; (2) leasing available space in our in-service and development properties, as well as focusing on future large lease expirations; (3) completing the construction of our properties under development and redevelopment; (4) redeveloping and repositioning several key properties to increase future revenues and asset values over the long-term, despite the adverse impact on near-term revenue; (5) maintaining discipline in our underwriting of investment opportunities by (x) seeking pre-leasing commitments to begin new construction and (y) targeting acquisition activity in non-stabilized assets near innovation centers where we see the strongest prospects for overall growth and our operational expertise can create value; and (6) maintaining our conservative balance sheet by managing our near-term debt maturities.
During the second quarter of 2017, we signed leases across our portfolio totaling approximately 927,000 square feet. In addition, during July 2017, we signed additional leases totaling approximately 1.4 million square feet, bringing our total leasing since January 1, 2017 to approximately 2.9 million square feet. We commenced revenue recognition on approximately 1.3 million square feet of leases in second generation space in the second quarter. Of these second generation leases, approximately 1.0 million square feet had been vacant for less than one year and provides an average increase in net rental obligation of approximately 28%, demonstrating the strong internal growth opportunities embedded in our portfolio. Across our portfolio we are experiencing increases in construction costs, which result in increased tenant allowances and costs to build out tenant spaces. The overall occupancy of our in-service properties increased to 90.8% at June 30, 2017 from 90.4% at March 31, 2017 due mainly to leasing transactions at our Boston Central Business District (“CBD”) properties, 601 Lexington Avenue in New York and our suburban Washington, DC properties.
Our investment strategy remains largely unchanged. Other than possible acquisitions of value-add assets, such as those requiring lease-up or repositioning like Colorado Center in Santa Monica, California, we intend to continue to invest primarily in higher yielding new developments with significant pre-leasing commitments and redevelopment opportunities rather than lower yielding acquisitions of stabilized assets for which demand and pricing remains strong.
Our development activity remains attractive and vibrant. During the second quarter, we commenced development on two new projects, and in July 2017 we signed a commitment for a third. First, we started the development of 145 Broadway, a 485,000 net rentable square foot Class A office property, including approximately 9,500 net rentable square feet of retail space located in Cambridge, Massachusetts. The office space is 100% pre-leased to an expanding existing tenant and we expect the building will be available for occupancy during the fourth quarter of 2019.  Second, on June 29, 2017, we executed a ground lease, with a future right to purchase, a land parcel adjacent to the MacArthur BART station located in Oakland, California, that will support the development of a 402-unit residential building and ancillary retail space. Finally, after the end of the second quarter, a joint venture in which we and The Bernstein Companies will each own a 50% interest, entered into a build-to-suit lease agreement with Marriott International, Inc. under which Marriott will lease 100% of an approximately 720,000 square foot office building and below-grade parking garage to be constructed by the joint venture at 7750 Wisconsin Avenue in Bethesda, Maryland. The office building will be leased to Marriott for 20 years on a net basis and will serve as Marriott’s world-wide headquarters. We will serve as the development manager for the joint venture and expect to begin construction in 2018.
As of June 30, 2017, our development pipeline consists of nine development/redevelopment projects representing approximately 4.7 million net rentable square feet and our share of the estimated total investment of approximately $2.9 billion, of which approximately $1.3 billion of equity remained to be invested as of June 30, 2017. As of August 3, 2017, approximately 66% of the commercial space in these development projects is pre-leased. In addition, we have begun the repositioning of several of our properties, including 399 Park Avenue and the retail and plaza at 767 Fifth Avenue (the General Motors Building) in New York City, 100 Federal Street in Boston, Massachusetts, and Metropolitan Square in Washington, DC. We expect these projects will require significant capital expenditures and, in some cases, necessitate that space is vacated for an extended period of time.
Since the beginning of the second quarter, we enhanced our liquidity and mitigated interest rate risk on our 2017 loan maturities with commitments for an aggregate of $4.3 billion of debt funding. First, on April 24, 2017 we amended and restated our unsecured line of credit (as amended and restated, the “2017 Credit Facility”) to, among other things: (1) increase the total commitment of the revolving line of credit (the “Revolving Facility”) from $1.0 billion to $1.5 billion, (2) extend the maturity date from July 26, 2018 to April 24, 2022, (3) reduce the per annum variable interest rates, and (4) add a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) that allows us to delay drawing funds for up to one year from the closing date. Second, on June 7, 2017 the consolidated joint venture entity in which we have a 60% interest and which owns 767 Fifth Avenue (the General Motors Building) located in New York City completed the refinancing of indebtedness totaling $1.6 billion that had been secured by direct and indirect interests in the property. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed rate of 3.43% per annum and matures on June 9, 2027.
In addition, on July 28, 2017, Colorado Center, a joint venture in which we own a 50% interest, obtained mortgage financing totaling $550.0 million. The mortgage bears interest at a rate of 3.56% and matures on August 9, 2027. The venture distributed proceeds of $251.0 million to each partner.

Given the relatively low interest rates currently available to us in the debt markets, we may elect to supplement our liquidity position to provide additional capacity to fund our remaining capital requirements for existing development and redevelopment projects and pursue attractive additional investment opportunities. Depending on the type and timing of financing, raising capital may result in us carrying additional cash and cash equivalents pending our use of the proceeds.
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
Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. The Boston CBD submarket continues to be driven by lease expirations from traditional financial and professional services tenants and a steady flow of new technology companies moving into the CBD. We made significant progress leasing the vacant space at our 200 Clarendon Street property by signing approximately 134,000 square feet of leases since the first quarter, and we have approximately 54,000 square feet of leases under negotiation. Excluding 200 Clarendon Street, our CBD portfolio is 97% leased. Our most active leasing opportunity is at the first phase of our Hub on Causeway development project with approximately 220,000 square feet that is not yet leased. We expect to complete the development of this phase of the project in 2019.
The Cambridge office market continues to be very tight and expensive overall, in certain cases, forcing tenants to consider alternate locations, like our Hub on Causeway project. Our 1.6 million square foot in-service office portfolio in Cambridge is dominated by large users and is 100% occupied.
Our suburban Waltham/Lexington submarket continues to strengthen due to the organic growth of our existing tenant base and other tenants in the market looking for space to accommodate their expanding workforces. At our recently redeveloped Reservoir Place North property in Waltham, Massachusetts, we are in discussions with a tenant to lease 100% of this approximately 73,000 square foot building.
Los Angeles
During the second quarter, we completed a lease expansion with an existing tenant at our Colorado Center joint venture asset in Santa Monica, California for approximately 63,000 square feet, which brings the percentage committed from 65.5% at acquisition on July 1, 2016 to approximately 93% as of June 30, 2017. We have proposals ongoing for the remaining space, but we believe that overall leasing activity for larger spaces has moderated. In our first year of ownership, our approach to property management, leasing and commitment to invest capital has transformed this once under-leased asset into a top-tier property in the marketplace. As a direct result of our operational success, on July 28, 2017, we placed a $550.0 million, 10-year mortgage on this previously unencumbered asset. We continue to execute on our repositioning plans and are currently working with local permitting authorities to commence construction on an amenities enhancement project in late 2017.
We are committed to growing our presence and portfolio in the Los Angeles market and expect to continue to underwrite investment opportunities in this market while maintaining our disciplined investment approach.
New York
Our overall expectations for the midtown Manhattan office market and the leasing activity in our portfolio have been generally consistent with recent quarters. New supply continues to come into the market in the form of new deliveries and large lease expirations. As a result, tenants have increasing options and therefore we are not anticipating significant growth in office rents in the near-term and we are witnessing higher tenant concessions. However, we are encouraged, in the second quarter, by an increase in relocations of tenants to high-end space at rental rates in excess of $100 per square foot. Our New York City portfolio remains well leased at 92.9% with 6% rollover throughout the remainder of 2017.
In July 2017, we completed an important lease renewal with Aramis (Estee Lauder) at 767 Fifth Avenue (the General Motors Building). They are currently a 295,000 square foot tenant and have committed to a minimum of 220,000 square feet with a right to expand. This transaction limits the available space for the next several years.
Our largest lease expiration exposure will occur in the third quarter 2017 with approximately 286,000 square feet of expirations at 399 Park Avenue. We have good activity on this space with tours and proposals with revenue from replacement tenants expected to begin in 2019.

San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the United States. We continue to benefit from this strength as evidenced by the approximately 226,000 square feet of second generation leases that commenced during the second quarter of 2017, which have been vacant for less than one year and provide an average increase in net rental obligation of approximately 61.0%.
Our near-term leasing focus remains on the lease up of Salesforce Tower, for which we signed leases totaling approximately 174,000 square feet in the second quarter of 2017. As of August 3, 2017, Salesforce Tower is 82% leased. We are in lease negotiations for another five floors totaling approximately 116,000 square feet which, if signed, would bring the project to approximately 90% leased and tour activity remains active. We expect the first tenants to occupy this building in the first quarter of 2018.
Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive primarily because there has been no significant increase in demand. Outside of the district, our Reston Town Center properties are approximately 96.7% leased and leasing activity is healthy for our available and near-term expiring space.
The table below details the leasing activity during the three and six months ended June 30, 2017:

	Three months ended June 30, 2017	Six months ended June 30, 2017
	(Square Feet)
Vacant space available at the beginning of the period	4,110,657	4,196,275
Property dispositions/properties taken out of service	(115,289)	(115,289)
Properties acquired vacant space	15,944	15,944
Properties placed in-service	73,258	82,738
Leases expiring or terminated during the period	1,261,949	2,105,596
Total space available for lease	5,346,519	6,285,264
1st generation leases	53,588	77,453
2nd generation leases with new tenants	816,044	1,440,469
2nd generation lease renewals	524,556	815,011
Total space leased (1)	1,394,188	2,332,933
Vacant space available for lease at the end of the period	3,952,331	3,952,331

Leases executed during the period, in square feet (2)	927,257	1,492,445

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,340,600	2,255,480
Weighted Average Lease Term	103 Months	96 Months
Weighted Average Free Rent Period	139 Days	116 Days
Total Transaction Costs Per Square Foot (4)	$63.96	$60.70
Increase in Gross Rents (5)	17.69%	16.02%
Increase in Net Rents (6)	28.37%	25.05%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2017.

(2)
Represents leases executed during the three and six months ended June 30, 2017 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and six months ended June 30, 2017 is 269,881 and 409,616, respectively.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,340,600 and 2,255,480 square feet of second generation leases that commenced during the three and six months ended June 30, 2017, respectively, leases for 1,070,719 and 1,845,864 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,026,480 and 1,636,104 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2017, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,026,480 and 1,636,104 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2017, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Transactions during the three months ended June 30, 2017 included the following:

•
On April 19, 2017, we completed the sale of an approximately 9.5-acre parcel of land at 30 Shattuck Road located in Andover, Massachusetts for a gross sale price of $5.0 million. Net cash proceeds totaled approximately $5.0 million, resulting in a gain on sale of real estate totaling approximately $3.7 million.

•
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of the Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permits BPLP to draw until the first anniversary of the closing date. Based on BPLP’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.15% per annum. The Delayed Draw Facility has a fee on unused commitments equal to 0.15% per annum (See Note 5 to the Consolidated Financial Statements).

•
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. The property is 98% leased.

•
On May 15, 2017, we acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $15.8 million in cash. 103 Carnegie Center is an approximately 96,000 net rentable square foot Class A office property. The property is 83% leased.

•
On May 27, 2017, we completed and fully placed in-service Reservoir Place North, a Class A office redevelopment project with approximately 73,000 net rentable square feet located in Waltham, Massachusetts. The property is 0% leased.

•
On June 2, 2017, BXP renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. This program replaces BXP’s prior $600.0 million ATM stock offering program that was scheduled to expire on June 3, 2017. BXP intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this ATM stock offering program.

•
On June 7, 2017, our consolidated entity in which we have a 60% ownership interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City completed the refinancing of approximately $1.6 billion of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed interest rate of 3.43% per annum and matures on June 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The extinguished debt bore interest at a weighted-average rate of approximately 5.96% per annum, an effective GAAP interest rate of approximately 3.03% per annum and was scheduled to mature on October 7, 2017. There was no prepayment penalty associated with the repayment of the prior indebtedness. We recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment. On April 24, 2017, our consolidated entity entered into an interest rate lock and commitment agreement for the financing. In conjunction with the interest rate lock and commitment agreement, the consolidated entity terminated its forward-starting interest rate swap contracts with notional amounts aggregating $450.0 million and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $14.4 million, which amount will increase our interest expense over the ten-year term of the financing, resulting in an effective GAAP interest rate on the financing of approximately 3.64% per annum, inclusive of the amortization of financing costs and additional mortgage recording taxes.

•
On June 13, 2017, we completed the sale of 40 Shattuck Road located in Andover, Massachusetts for a gross sale price of $12.0 million. Net cash proceeds totaled approximately $11.9 million, resulting in a gain on sale of real estate totaling approximately $28,000 for BXP and approximately $0.6 million for BPLP. 40 Shattuck Road is an approximately 122,000 net rentable square foot Class A office property. The property is 71% leased.

•
On June 29, 2017, we executed a 99-year ground lease (including extension options), with the right to purchase prior to 10 years after stabilization of the development project as defined in the lease, land adjacent to the MacArthur BART station located in Oakland, California. We have commenced development of a 402-unit residential building and supporting retail space on the site.

Transactions completed subsequent to June 30, 2017 included the following:

•
On July 26, 2017, a joint venture between us and The Bernstein Companies entered into a build-to-suit lease agreement with an affiliate of Marriott International, Inc. under which Marriott will lease 100% of an approximately 720,000 square foot office building and below-grade parking garage to be constructed by the joint venture at 7750 Wisconsin Avenue in Bethesda, Maryland. The joint venture will lease the office building to Marriott for 20 years on a net basis and will serve as Marriott’s world-wide headquarters. We and The Bernstein Companies will each own a 50% interest in the joint venture. We will serve as development manager for the venture and expect to commence construction in 2018. Marriott has agreed to fund 100% of the related tenant improvement costs and leasing commissions for the office building.

•
On July 28, 2017, a joint venture in which we have a 50% interest obtained mortgage financing collateralized by its Colorado Center property totaling $550.0 million. The mortgage financing bears interest at a fixed rate of 3.56% per annum and matures on August 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,184,000 net rentable square feet with an underground parking garage for 3,100 vehicles located in Santa Monica, California.

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
Our Annual Report on Form 10-K for the year ended December 31, 2016 contains a discussion of our critical accounting policies, except for our policies established following the adoption of each of ASU 2016-09 and ASU 2017-01. The adoption of each of ASU 2016-09 and ASU 2017-01 is discussed in Note 2 to our Consolidated Financial Statements. Management discusses and reviews our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.
Results of Operations for the Six Months Ended June 30, 2017 and 2016
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $47.6 million and $54.7 million for the six months ended June 30, 2017 compared to 2016, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to net operating income and net income attributable to Boston Properties Limited Partnership common unitholders to net operating income for the six months ended June 30, 2017 and 2016 (in thousands):
Boston Properties, Inc.

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$230,764	$278,323	$(47,559)	(17.09)%
Preferred dividends	5,250	5,207	43	0.83%
Net Income Attributable to Boston Properties, Inc.	236,014	283,530	(47,516)	(16.76)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	26,933	32,771	(5,838)	(17.81)%
Noncontrolling interests in property partnerships	19,627	17,278	2,349	13.60%
Net Income	282,574	333,579	(51,005)	(15.29)%
Gains on sales of real estate	3,900	67,623	(63,723)	(94.23)%
Income Before Gains on Sales of Real Estate	278,674	265,956	12,718	4.78%
Other Expenses:
Add:
Interest expense	190,677	210,312	(19,635)	(9.34)%
Other Income:
Less:
Gains from early extinguishments of debt	14,354	—	14,354	100.00%
Gains from investments in securities	1,772	737	1,035	140.43%
Interest and other income	2,118	3,029	(911)	(30.08)%
Income from unconsolidated joint ventures	6,192	4,025	2,167	53.84%
Operating Income	444,915	468,477	(23,562)	(5.03)%
Other Expenses:
Add:
Depreciation and amortization expense	311,124	312,623	(1,499)	(0.48)%
Transaction costs	333	938	(605)	(64.50)%
General and administrative expense	58,527	54,771	3,756	6.86%
Other Revenue:
Less:
Development and management services revenue	13,837	12,222	1,615	13.21%
Net Operating Income	$801,062	$824,587	$(23,525)	(2.85)%

Boston Properties Limited Partnership

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$262,506	$317,234	$(54,728)	(17.25)%
Preferred distributions	5,250	5,207	43	0.83%
Net Income Attributable to Boston Properties Limited Partnership	267,756	322,441	(54,685)	(16.96)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	19,627	17,278	2,349	13.60%
Net Income	287,383	339,719	(52,336)	(15.41)%
Gains on sales of real estate	4,477	69,792	(65,315)	(93.59)%
Income Before Gains on Sales of Real Estate	282,906	269,927	12,979	4.81%
Other Expenses:
Add:
Interest expense	190,677	210,312	(19,635)	(9.34)%
Other Income:
Less:
Gains from early extinguishments of debt	14,354	—	14,354	100.00%
Gains from investments in securities	1,772	737	1,035	140.43%
Interest and other income	2,118	3,029	(911)	(30.08)%
Income from unconsolidated joint ventures	6,192	4,025	2,167	53.84%
Operating Income	449,147	472,448	(23,301)	(4.93)%
Other Expenses:
Add:
Depreciation and amortization expense	306,892	308,652	(1,760)	(0.57)%
Transaction costs	333	938	(605)	(64.50)%
General and administrative expense	58,527	54,771	3,756	6.86%
Other Revenue:
Less:
Development and management services revenue	13,837	12,222	1,615	13.21%
Net Operating Income	$801,062	$824,587	$(23,525)	(2.85)%

At June 30, 2017 and June 30, 2016, we owned or had interests in a portfolio of 175 and 168 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2017 and 2016 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization expense may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
The gains on sales of real estate and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate and depreciation expense when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Form 10-Q.
Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2016 and owned and in-service through June 30, 2017. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2016 or disposed of on or prior to June 30, 2017. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2017 and 2016 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2017	2016	Increase/ (Decrease)	% Change	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,189,467	$1,152,132	$37,335	3.24%	$32,536	$17,654	$3,321	$1,092	$2,648	$14,987	$846	$2,782	$1,228,818	$1,188,647	$40,171	3.38%
Termination Income	18,991	58,846	(39,855)	(67.73)%	—	—	—	—	(1,472)	114	—	—	17,519	58,960	(41,441)	(70.29)%
Total Rental Revenue	1,208,458	1,210,978	(2,520)	(0.21)%	32,536	17,654	3,321	1,092	1,176	15,101	846	2,782	1,246,337	1,247,607	(1,270)	(0.10)%
Real Estate Operating Expenses	436,730	422,204	14,526	3.44%	9,347	4,381	757	284	8,108	5,915	613	1,120	455,555	433,904	21,651	4.99%
Net Operating Income (Loss), excluding residential and hotel	771,728	788,774	(17,046)	(2.16)%	23,189	13,273	2,564	808	(6,932)	9,186	233	1,662	790,782	813,703	(22,921)	(2.82)%
Residential Net Operating Income (1)	4,980	4,931	49	0.99%	—	—	—	—	—	—	—	—	4,980	4,931	49	0.99%
Hotel Net Operating Income (1)	5,300	5,953	(653)	(10.97)%	—	—	—	—	—	—	—	—	5,300	5,953	(653)	(10.97)%
Net Operating Income (Loss) (1)	$782,008	$799,658	$(17,650)	(2.21)%	$23,189	$13,273	$2,564	$808	$(6,932)	$9,186	$233	$1,662	$801,062	$824,587	$(23,525)	(2.85)%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 48. Residential Net Operating Income for the six months ended June 30, 2017 and 2016 is comprised of Residential Revenue of $8,166 and $8,137, less Residential Expenses of $3,186 and $3,206, respectively. Hotel Net Operating Income for the six months ended June 30, 2017 and 2016 is comprised of Hotel Revenue of $20,795 and $21,565 less Hotel Expenses of $15,495 and $15,612, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased approximately $37.3 million for the six months ended June 30, 2017 compared to 2016. The increase was primarily the result of an increase in revenue from our leases and parking and other income of approximately $36.5 million and $1.6 million, respectively, partially offset by a decrease in other tenant recoveries of approximately $0.8 million. Rental revenue from our leases increased approximately $36.5 million as a result of our average revenue per square foot increasing by approximately $2.25, which contributed approximately $39.0 million, partially offset by a decrease of approximately $2.5 million due to a decrease in average occupancy from 91.8% to 91.6%.
Termination Income
Termination income decreased by approximately $39.9 million for the six months ended June 30, 2017 compared to 2016.
Termination income for the six months ended June 30, 2017 related to twenty tenants across the Same Property Portfolio and totaled approximately $19.0 million, of which approximately $11.2 million and $5.1 million are from tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building) and 399 Park Avenue, respectively. Both of these buildings are located in New York City. In addition, we received the fifth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 7 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $1.0 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive.
Termination income for the six months ended June 30, 2016 related to twenty-six tenants across the Same Property Portfolio and totaled approximately $58.8 million, of which approximately $58.2 million was from our New York region. On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million. In addition, we received notice that we would receive the fourth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $1.4 million, which we accrued during the six months ended June 30, 2016 and received on July 5, 2016 (See Note 7 to the Consolidated Financial Statements). The remaining approximately $11.8 million of termination income from the New York region was primarily related to negotiated early releases with three other tenants.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased approximately $14.5 million for the six months ended June 30, 2017 compared to 2016 due primarily to increases in real estate taxes and other real estate operating expenses of approximately $10.3 million, or 5.1%, and $4.2 million, or 1.9%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2016 through June 30, 2017. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased approximately $14.9 million and $5.0 million, respectively, for the six months ended June 30, 2017 compared to 2016 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,751	$18,306	$16,300	$2,006	$4,555	$3,630	$925
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	2,796	1,163	1,633	709	702	7
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	5,546	191	5,355	1,575	49	1,526
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	—	—	—	122	—	122
888 Boylston Street	Third Quarter, 2016	N/A	425,000	5,888	—	5,888	2,386	—	2,386
			1,348,469	$32,536	$17,654	$14,882	$9,347	$4,381	$4,966

Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2016 and June 30, 2017. Rental revenue and real estate operating expenses increased approximately $2.2 million and $0.5 million, respectively for the six months ended June 30, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
3625-3635 Peterson Way	April 22, 2016	218,366	$2,958	$1,092	$1,866	$582	$284	$298
103 Carnegie Center	May 15, 2017	96,332	363	—	363	175	—	175
		314,698	$3,321	$1,092	$2,229	$757	$284	$473
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2016 and June 30, 2017. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased approximately $13.9 million and increased approximately $2.2 million, respectively, for the six months ended June 30, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$434	$10,601	$(10,167)	$4,358	$3,969	$389
191 Spring Street (2)	December 29, 2016	160,000	—	2,455	(2,455)	2,588	1,029	1,559
145 Broadway (3)	April 6, 2017	79,616	742	2,045	(1,303)	1,162	917	245
		459,616	$1,176	$15,101	$(13,925)	$8,108	$5,915	$2,193
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes termination income of approximately $(1.5) million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. In addition, real estate operating expense for the six months ended June 30, 2017 includes approximately $3.6 million of demolition costs.

(2)	Real estate operating expenses for the six months ended June 30, 2017 includes approximately $2.6 million of demolition costs.

(3)
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. Real estate operating expenses for the six months ended June 30, 2017 includes approximately $0.8 million of demolition costs.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2016 and June 30, 2017. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased approximately $1.9 million and $0.5 million, respectively, for the six months ended June 30, 2017 compared to 2016 as detailed below.

				Rental Revenue					Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2017		2016		Change	2017	2016	Change
				(dollars in thousands)
415 Main Street	February 1, 2016	Office	231,000	$—		$1,675		$(1,675)	$—	$412	$(412)
30 Shattuck Road	April 19, 2017	Land	N/A	—		—		—	14	23	(9)
40 Shattuck Road	June 13, 2017	Office	122,000	846		1,107		(261)	599	685	(86)
			353,000	$846	—	$2,782	—	$(1,936)	$613	$1,120	$(507)

Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $49,000 for the six months ended June 30, 2017 compared to 2016.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the six months ended June 30, 2017 and 2016.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average Monthly Rental Rate (1)	$4,224	$4,153	1.7%	$2,378	$2,347	1.3%
Average Rental Rate Per Occupied Square Foot	$4.69	$4.57	2.6%	$2.61	$2.57	1.6%
Average Physical Occupancy (2)	94.6%	96.1%	(1.6)%	92.9%	93.4%	(0.5)%
Average Economic Occupancy (3)	95.3%	97.6%	(2.4)%	92.2%	93.3%	(1.2)%
___________

(1)	Average Monthly Rental Rate is defined as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.7 million for the six months ended June 30, 2017 compared to 2016, which was partially due to the hotel undergoing a rooms renovation project on all of its 433 rooms that was substantially completed during the first half of 2017. We expect our hotel to contribute between $13 million and $15 million to net operating income for 2017.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2017 and 2016.

	2017	2016	Percentage Change
Occupancy	76.3%	79.7%	(4.3)%
Average daily rate	$268.01	$263.61	1.7%
Revenue per available room, REVPAR	$204.37	$210.21	(2.8)%
Other Operating Income and Expense Items
Development and Management Services
Development and management services revenue increased an aggregate of approximately $1.6 million for the six months ended June 30, 2017 compared to 2016. Development and management services revenue increased by approximately $0.1 million and $1.5 million, respectively. Management services revenue increased primarily due to property management fees we earned from our Colorado Center unconsolidated joint venture, which we acquired on July 1, 2016, in Santa Monica, California, as well as an increase in service income that we earned from our tenants. We expect our development and management services revenue to contribute between $30 million and $33 million for 2017.

General and Administrative
General and administrative expense increased approximately $3.8 million for the six months ended June 30, 2017 compared to 2016 primarily due to compensation expense and other general and administrative expenses increasing by approximately $3.1 million and $0.7 million, respectively. The increase in compensation expense was primarily related to (1) an approximately $1.0 million increase in the value of our deferred compensation plan, (2) an approximately $1.5 million difference between the unrecognized expense remaining from the 2014 MYLTIP Units compared to the expense that was recognized during the six months ended June 30, 2017 for the newly issued 2017 MYLTIP Units (See Notes 8 and 11 to the Consolidated Financial Statements) and (3) an increase in other compensation related expenses of approximately $0.6 million. The increase in other general and administrative expenses was primarily related to the write off of the remaining fees associated with BXP’s ATM stock offering program that expired on June 3, 2017 and an increase in other professional fees. We expect our general and administrative expenses to be between $110 million and $115 million for 2017.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the six months ended June 30, 2017 and 2016 were approximately $8.9 million and $8.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased approximately $0.6 million for the six months ended June 30, 2017 compared to 2016. This decrease was primarily related to the acquisition of 3625-3635 Peterson Way in Santa Clara, California, which was completed on April 22, 2016, and the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center in Santa Monica, California on July 1, 2016. In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions. However, in January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”) and we chose to early adopt it during the first quarter of 2017. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and as such we expect we will no longer be required to expense transaction costs for acquisitions (See Note 2 to the Consolidated Financial Statements).
Depreciation and Amortization
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.
Boston Properties, Inc.
Depreciation and amortization expense decreased approximately $1.5 million for the six months ended June 30, 2017 compared to 2016, as detailed below.

	Depreciation and Amortization Expense for the six months ended June 30,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$299,046	$306,033	$(6,987)
Properties Placed in-Service Portfolio	6,935	3,051	3,884
Properties Acquired Portfolio	1,947	746	1,201
Properties in Development or Redevelopment Portfolio	2,924	2,276	648
Properties Sold Portfolio	272	517	(245)
	$311,124	$312,623	$(1,499)

Boston Properties Limited Partnership
Depreciation and amortization expense decreased approximately $1.8 million for the six months ended June 30, 2017 compared to 2016, as detailed below.

	Depreciation and Amortization Expense for the six months ended June 30,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$294,814	$302,062	$(7,248)
Properties Placed in-Service Portfolio	6,935	3,051	3,884
Properties Acquired Portfolio	1,947	746	1,201
Properties in Development or Redevelopment Portfolio	2,924	2,276	648
Properties Sold Portfolio	272	517	(245)
	$306,892	$308,652	$(1,760)
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the six months ended June 30, 2017 compared to 2016, income from unconsolidated joint ventures increased by approximately $2.2 million due primarily to an increase in our share of net income from Colorado Center, which we acquired on July 1, 2016, located in Santa Monica, California partially offset by a decrease in our share of net income from the Annapolis Junction joint venture. The decrease in our share of net income from our Annapolis Junction joint venture is primarily due to a decrease in occupancy as well as an increase in interest expense related to Annapolis Junction Building One’s mortgage loan having an event of default and, commencing October 17, 2016, the property being charged interest at the default interest rate. For additional information pertaining to the Annapolis Junction Building One mortgage loan refer to “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”
Interest and Other Income
Interest and other income decreased approximately $0.9 million for the six months ended June 30, 2017 compared to 2016 due primarily to a decrease in our average cash balance for the six months ended June 30, 2017 compared to 2016.
Gains from Early Extinguishments of Debt
On June 7, 2017, our consolidated entity in which we have a 60% ownership interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City completed the refinancing of approximately $1.6 billion of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed interest rate of 3.43% per annum and matures on June 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The extinguished debt bore interest at a weighted-average rate of approximately 5.96% per annum, an effective GAAP interest rate of approximately 3.03% per annum and was scheduled to mature on October 7, 2017. There was no prepayment penalty associated with the repayment of the prior indebtedness. We recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment.
On April 24, 2017, BPLP entered into the 2017 Credit Facility (See Note 5 to the Consolidated Financial Statements). Certain lenders, under the prior credit facility, chose to not participate in the 2017 Credit Facility and as such we recognized a loss on early extinguishment of debt of approximately $0.3 million related to the acceleration of finance fees related to the prior credit agreement.
Gains from Investments in Securities
Gains from investments in securities for the six months ended June 30, 2017 and 2016 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2017 and 2016, we recognized gains of approximately $1.8 million and $0.7 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.8 million and $0.8 million during the six months ended June 30, 2017 and 2016, respectively, as a result of an increase in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.
Interest Expense
Interest expense decreased approximately $19.6 million for the six months ended June 30, 2017 compared to 2016 as detailed below.

Component	Change in interest expense for the six months ended June 30, 2017 compared to June 30, 2016
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	$16,528
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	1,951
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building) (1)	1,538
Utilization of the Unsecured Line of Credit as well as an increase in capacity due to the execution of the 2017 Credit Facility (1)	1,462
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	662
Total increases to interest expense	22,141
Decreases to interest expense due to:
Repayment of mortgage financings (2)	(33,869)
Increase in capitalized interest (3)	(7,460)
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (4)	(439)
Other interest expense (excluding senior notes)	(8)
Total decreases to interest expense	(41,776)
Total change in interest expense	$(19,635)
___________

(1)	See Note 5 to the Consolidated Financial Statements.

(2)	Includes the repayment of the mortgage loans collateralized Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $16.3 million and $16.7 million for the six months ended June 30, 2017 and 2016, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 5 and 8 to the Consolidated Financial Statements).

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2017 and 2016 was approximately $26.6 million and $19.2 million, respectively. These costs are not included in the interest expense referenced above.

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
At June 30, 2017, our variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility, of which no amount was outstanding at June 30, 2017. For a summary of our consolidated debt as of June 30, 2017 and June 30, 2016 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Gains on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.
Boston Properties, Inc.
Gains on sales of real estate decreased approximately $63.7 million for the six months ended June 30, 2017 compared to 2016, respectively, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	—	(1)
				$17.0	$16.9	$3.7	(2)
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$60.8
				$105.4	$104.9	$60.8	(3)
___________

(1)	The gain on sale of real estate for this property was $28,000.

(2)
Excludes approximately $0.1 million of a gain on sale of real estate recognized during the six months ended June 30, 2017 related to a previously deferred gain amount from the 2015 sale of the Residences on The Avenue residential property located in Washington, DC.

(3)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the six months ended June 30, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

Boston Properties Limited Partnership
Gains on sales of real estate decreased approximately $65.3 million for the six months ended June 30, 2017 compared to 2016, respectively, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	0.6
				$17.0	$16.9	$4.3	(1)
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$63.0
				$105.4	$104.9	$63.0	(2)
___________

(1)
Excludes approximately $0.1 million of a gain on sale of real estate recognized during the six months ended June 30, 2017 related to a previously deferred gain amount from the 2015 sale of the Residences on The Avenue residential property located in Washington, DC.

(2)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the six months ended June 30, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $2.3 million for the six months ended June 30, 2017 compared to 2016 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2017	2016	Change
	(in thousands)
Salesforce Tower	$(195)	$—	$(195)
767 Fifth Avenue (the General Motors Building) (1)	(2,958)	(9,539)	6,581
Times Square Tower	13,261	13,474	(213)
601 Lexington Avenue (2)	3,532	6,920	(3,388)
100 Federal Street	1,308	1,796	(488)
Atlantic Wharf Office	4,679	4,627	52
	$19,627	$17,278	$2,349
___________

(1)
The net loss allocation is primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $16.3 million and $16.7 million for the six months ended June 30, 2017 and 2016, respectively. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 5 and 8 to the Consolidated Financial Statements).

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

Noncontrolling interest - Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership decreased by approximately $5.8 million for the six months ended June 30, 2017 compared to 2016 due primarily to decreases in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2016 and in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.

Results of Operations for the Three Months Ended June 30, 2017 and 2016
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $37.1 million and $41.9 million for the three months ended June 30, 2017 compared to 2016, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended June 30, 2017 and 2016. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 48.

Boston Properties, Inc.

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$133,709	$96,597	$37,112	38.42%
Preferred dividends	2,625	2,589	36	1.39%
Net Income Attributable to Boston Properties, Inc.	136,334	99,186	37,148	37.45%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	15,473	11,357	4,116	36.24%
Noncontrolling interests in property partnerships	15,203	6,814	8,389	123.11%
Net Income	167,010	117,357	49,653	42.31%
Gains on sales of real estate	3,767	—	3,767	100.00%
Income Before Gains on Sales of Real Estate	163,243	117,357	45,886	39.10%
Other Expenses:
Add:
Interest expense	95,143	105,003	(9,860)	(9.39)%
Other Income:
Less:
Gains from early extinguishments of debt	14,354	—	14,354	100.00%
Gains from investments in securities	730	478	252	52.72%
Interest and other income	1,504	1,524	(20)	(1.31)%
Income from unconsolidated joint ventures	3,108	2,234	874	39.12%
Operating Income	238,690	218,124	20,566	9.43%
Other Expenses:
Add:
Depreciation and amortization expense	151,919	153,175	(1,256)	(0.82)%
Transaction costs	299	913	(614)	(67.25)%
General and administrative expense	27,141	25,418	1,723	6.78%
Other Revenue:
Less:
Development and management services revenue	7,365	5,533	1,832	33.11%
Net Operating Income	$410,684	$392,097	$18,587	4.74%

Boston Properties Limited Partnership

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$151,844	$109,938	$41,906	38.12%
Preferred distributions	2,625	2,589	36	1.39%
Net Income Attributable to Boston Properties Limited Partnership	154,469	112,527	41,942	37.27%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	15,203	6,814	8,389	123.11%
Net Income	169,672	119,341	50,331	42.17%
Gains on sales of real estate	4,344	—	4,344	100.00%
Income Before Gains on Sales of Real Estate	165,328	119,341	45,987	38.53%
Other Expenses:
Add:
Interest expense	95,143	105,003	(9,860)	(9.39)%
Other Income:
Less:
Gains from early extinguishments of debt	14,354	—	14,354	100.00%
Gains from investments in securities	730	478	252	52.72%
Interest and other income	1,504	1,524	(20)	(1.31)%
Income from unconsolidated joint ventures	3,108	2,234	874	39.12%
Operating Income	240,775	220,108	20,667	9.39%
Other Expenses:
Add:
Depreciation and amortization expense	149,834	151,191	(1,357)	(0.90)%
Transaction costs	299	913	(614)	(67.25)%
General and administrative expense	27,141	25,418	1,723	6.78%
Other Revenue:
Less:
Development and management services revenue	7,365	5,533	1,832	33.11%
Net Operating Income	$410,684	$392,097	$18,587	4.74%

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to April 1, 2016 and owned and in-service through June 30, 2017. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after April 1, 2016 or disposed of on or prior to June 30, 2017. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2017 and 2016 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2017	2016	Increase/ (Decrease)	% Change	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$598,697	$575,007	$23,690	4.12%	$16,564	$9,603	$1,836	$1,092	$900	$7,309	$359	$452	$618,356	$593,463	$24,893	4.19%
Termination Income	13,601	7,540	6,061	80.38%	—	—	—	—	—	114	—	—	13,601	7,654	5,947	77.70%
Total Rental Revenue	612,298	582,547	29,751	5.11%	16,564	9,603	1,836	1,092	900	7,423	359	452	631,957	601,117	30,840	5.13%
Real Estate Operating Expenses	218,442	210,168	8,274	3.94%	4,771	2,597	487	284	4,880	2,919	239	364	228,819	216,332	12,487	5.77%
Net Operating Income (Loss), excluding residential and hotel	393,856	372,379	21,477	5.77%	11,793	7,006	1,349	808	(3,980)	4,504	120	88	403,138	384,785	18,353	4.77%
Residential Net Operating Income (1)	2,575	2,482	93	3.75%	—	—	—	—	—	—	—	—	2,575	2,482	93	3.75%
Hotel Net Operating Income (1)	4,971	4,830	141	2.92%	—	—	—	—	—	—	—	—	4,971	4,830	141	2.92%
Net Operating Income (Loss) (1)	$401,402	$379,691	$21,711	5.72%	$11,793	$7,006	$1,349	$808	$(3,980)	$4,504	$120	$88	$410,684	$392,097	$18,587	4.74%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 48. Residential Net Operating Income for the three months ended June 30, 2017 and 2016 is comprised of Residential Revenue of $4,210 and $4,088, less Residential Expenses of $1,635 and $1,606, respectively. Hotel Net Operating Income for the three months ended June 30, 2017 and 2016 is comprised of Hotel Revenue of $13,375 and $12,808 less Hotel Expenses of $8,404 and $7,978, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $23.7 million for the three months ended June 30, 2017 compared to 2016. The increase was primarily the result of increases in revenue from our leases, other tenant recoveries and parking and other income of approximately $22.6 million, $0.9 million, and $0.2 million, respectively. Rental revenue from our leases increased approximately $22.6 million as a result of our average revenue per square foot increasing by approximately $2.50, which contributed approximately $21.7 million, and an approximately $0.9 million increase due to our average occupancy increasing from 91.70% to 91.74%.
Termination Income
Termination income increased by approximately $6.1 million for the three months ended June 30, 2017 compared to 2016.
Termination income for the three months ended June 30, 2017 related to sixteen tenants across the Same Property Portfolio and totaled approximately $13.6 million, of which approximately $6.3 million and $5.1 million are from tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building) and 399 Park Avenue, respectively. Both of these buildings are located in New York City. In addition, we received the fifth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 7 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $1.0 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive.
Termination income for the three months ended June 30, 2016 related to sixteen tenants across the Same Property Portfolio and totaled approximately $7.5 million, of which approximately $5.5 million was from our New York region and related to negotiated early releases with a tenant. In addition, we received notice that we would receive the fourth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $1.4 million, which we accrued during the three months ended June 30, 2016 and received on July 5, 2016 (See Note 7 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $8.3 million, or 3.9%, for the three months ended June 30, 2017 compared to 2016 due primarily to increases in real estate taxes and other real estate operating expenses of approximately $5.1 million, or 5.0%, and $3.2 million, or 2.9%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from April 1, 2016 through June 30, 2017. Rental revenue and real estate operating expenses increased approximately $7.0 million and $2.2 million, respectively, for the three months ended June 30, 2017 compared to 2016 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,751	$9,233	$8,249	$984	$2,279	$1,846	$433
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	1,398	1,163	235	329	702	(373)
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	2,880	191	2,689	757	49	708
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	—	—	—	53	—	53
888 Boylston Street	Third Quarter, 2016	N/A	425,000	3,053	—	3,053	1,353	—	1,353
			1,348,469	$16,564	$9,603	$6,961	$4,771	$2,597	$2,174

Properties Acquired Portfolio
The table below lists the properties acquired between April 1, 2016 and June 30, 2017. Rental revenue and real estate operating expenses increased approximately $0.7 million and $0.2 million, respectively for the three months ended June 30, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
3625-3635 Peterson Way	April 22, 2016	218,366	$1,473	$1,092	$381	$312	$284	$28
103 Carnegie Center	May 25, 2017	96,332	363	—	363	175	—	175
		314,698	$1,836	$1,092	$744	$487	$284	$203
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between April 1, 2016 and June 30, 2017. Rental revenue decreased approximately $6.5 million and real estate operating expenses increased by approximately $2.0 million, for the three months ended June 30, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$867	$5,185	$(4,318)	$2,835	$2,034	$801
191 Spring Street (2)	December 29, 2016	160,000	—	1,265	(1,265)	1,213	531	682
145 Broadway (3)	April 6, 2017	79,616	33	973	(940)	832	354	478
		459,616	$900	$7,423	$(6,523)	$4,880	$2,919	$1,961
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes approximately $0.1 million of termination income for the three months ended June 30, 2016. In addition, real estate operating expenses for the three months ended June 30, 2017 includes approximately $2.5 million of demolition costs.

(2)	Real estate operating expenses for the three months ended June 30, 2017 includes approximately $1.2 million of demolition costs.

(3)
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. Real estate operating expenses for the three months ended June 30, 2017 includes approximately $0.8 million of demolition costs.

Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2016 and June 30, 2017. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased approximately $93,000 and $125,000, respectively, for the three months ended June 30, 2017 compared to 2016 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
30 Shattuck Road	April 19, 2017	Land	N/A	$—	$—	$—	$3	$12	$(9)
40 Shattuck Road	June 13, 2017	Office	122,000	359	452	(93)	236	352	(116)
			122,000	$359	$452	$(93)	$239	$364	$(125)

Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $93,000 for the three months ended June 30, 2017 compared to 2016.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended June 30, 2017 and 2016.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average Monthly Rental Rate (1)	$4,280	$4,150	3.1%	$2,386	$2,367	0.8%
Average Rental Rate Per Occupied Square Foot	$4.71	$4.59	2.6%	$2.64	$2.60	1.5%
Average Physical Occupancy (2)	95.4%	95.4%	—%	95.9%	94.0%	2.0%
Average Economic Occupancy (3)	96.9%	96.4%	0.5%	94.5%	93.9%	0.6%
___________

(1)	Average Monthly Rental Rate is defined as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as the average number of occupied units divided by the total number of units, expressed as a percentage.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $0.1 million for the three months ended June 30, 2017 compared to 2016.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2017 and 2016.

	2017	2016	Percentage Change
Occupancy	85.9%	84.3%	1.9%
Average daily rate	$304.82	$299.42	1.8%
Revenue per available room, REVPAR	$261.98	$252.34	3.8%
Development and Management Services Revenue
Development and management services revenue increased an aggregate of approximately $1.8 million for the three months ended June 30, 2017 compared to 2016. Development and management services revenue increased by approximately $0.7 million and $1.1 million, respectively. The increase in development revenue is primarily due to an increase in the development fees earned from our New York unconsolidated joint venture that is developing Dock 72 in Brooklyn, New York. Management services revenue increased primarily due to property management fees we earned from our Colorado Center unconsolidated joint venture, which we acquired on July 1, 2016, in Santa Monica, California, as well as an increase in service income that we earned from our tenants.
Operating Income and Expense Items
General and Administrative Expense
General and administrative expense increased by approximately $1.7 million for the three months ended June 30, 2017 compared to 2016 primarily due to compensation expense and other general and administrative expenses increasing by approximately $1.0 million and $0.7 million, respectively. The increase in compensation expense was primarily related to (1) an approximately $0.2 million increase in the value of our deferred compensation plan, (2) an approximately $0.7 million difference between the unrecognized expense remaining from the 2014 MYLTIP Units compared to the expense that was recognized during the three months ended June 30, 2017 for the newly issued 2017 MYLTIP Units (See Notes 8 and 11 to the Consolidated Financial Statements) and (3) an increase in other compensation related expenses of approximately $0.1 million.

The increase in other general and administrative expenses was primarily related to the write off of the remaining fees associated with BXP’s ATM stock offering program that expired on June 3, 2017 and an increase in professional fees.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset. Capitalized wages for the three months ended June 30, 2017 and 2016 were approximately $4.9 million and $4.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased approximately $0.6 million for the three months ended June 30, 2017 compared to 2016. Transaction costs for the three months ended June 30, 2016 were primarily related to the acquisition of 3625-3635 Peterson Way in Santa Clara, California, which was completed on April 22, 2016, and the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center in Santa Monica, California on July 1, 2016. In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions. However, in January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”) and we chose to early adopt it during the first quarter of 2017. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and as such we expect we will no longer be required to expense transaction costs for acquisitions (See Note 2 to the Consolidated Financial Statements).
Depreciation and Amortization Expense
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.
Boston Properties, Inc.
Depreciation and amortization expense decreased by approximately $1.3 million for the three months ended June 30, 2017 compared to 2016, respectively, as detailed below.

	Depreciation and Amortization Expense for the three months ended June 30,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$146,549	$149,247	$(2,698)
Properties Placed in-Service Portfolio	3,482	1,715	1,767
Properties Acquired Portfolio	973	746	227
Properties in Development or Redevelopment Portfolio	814	1,274	(460)
Properties Sold Portfolio	101	193	(92)
	$151,919	$153,175	$(1,256)

Boston Properties Limited Partnership
Depreciation and amortization expense decreased by approximately $1.4 million for the three months ended June 30, 2017 compared to 2016, respectively, as detailed below.

	Depreciation and Amortization Expense for the three months ended June 30,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$144,464	$147,263	$(2,799)
Properties Placed in-Service Portfolio	3,482	1,715	1,767
Properties Acquired Portfolio	973	746	227
Properties in Development or Redevelopment Portfolio	814	1,274	(460)
Properties Sold Portfolio	101	193	(92)
	$149,834	$151,191	$(1,357)
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the three months ended June 30, 2017 compared to 2016, income from unconsolidated joint ventures increased by approximately $0.9 million due primarily to an increase in our share of net income from Colorado Center, which we acquired on July 1, 2016, located in Santa Monica, California partially offset by a decrease in our share of net income from the Annapolis Junction joint venture. The decrease in our share of net income from our Annapolis Junction joint venture is primarily due to a decrease in occupancy as well as an increase in interest expense related to Annapolis Junction Building One’s mortgage loan having an event of default and, commencing October 17, 2016, the property being charged interest at the default interest rate. For additional information pertaining to the Annapolis Junction Building One mortgage loan refer to “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”
Gains from Early Extinguishments of Debt
On June 7, 2017, our consolidated entity in which we have a 60% ownership interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City completed the refinancing of approximately $1.6 billion of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed interest rate of 3.43% per annum and matures on June 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The extinguished debt bore interest at a weighted-average rate of approximately 5.96% per annum, an effective GAAP interest rate of approximately 3.03% per annum and was scheduled to mature on October 7, 2017. There was no prepayment penalty associated with the repayment of the prior indebtedness. We recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment.
On April 24, 2017, BPLP entered into the 2017 Credit Facility (See Note 5 to the Consolidated Financial Statements). Certain lenders, under the prior credit facility, chose to not participate in the 2017 Credit Facility and as such we recognized a loss on early extinguishment of debt of approximately $0.3 million related to the acceleration of finance fees related to the prior credit agreement.
Gains from Investments in Securities
Gains from investments in securities for the three months ended June 30, 2017 and 2016 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2017 and 2016, we recognized gains of approximately $0.7 million and $0.5 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.7 million and $0.5 million during the three months ended June 30, 2017 and 2016, respectively, as a result of an increase in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Interest Expense
Interest expense decreased by approximately $9.9 million for the three months ended June 30, 2017 compared to 2016 as detailed below:

Component	Change in interest expense for the three months ended June 30, 2017 compared to June 30, 2016
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	$8,265
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building) (1)	2,142
Utilization of the Unsecured Line of Credit as well as an increase in capacity due to the execution of the 2017 Credit Facility (1)	1,183
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	402
Other interest expense (excluding senior notes)	20
Total increases to interest expense	12,012
Decreases to interest expense due to:
Repayment of mortgage financings (2)	(16,105)
Increase in capitalized interest (3)	(4,384)
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (4)	(1,383)
Total decreases to interest expense	(21,872)
Total change in interest expense	$(9,860)
___________

(1)	See Note 5 to the Consolidated Financial Statements.

(2)	Includes the repayment of the mortgage loans collateralized by Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $7.1 million and $8.5 million for the three months ended June 30, 2017 and 2016, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 5 and 8 to the Consolidated Financial Statements).

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended June 30, 2017 and 2016 was approximately $14.3 million and $9.9 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2017, our variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility of which no amount was outstanding at June 30, 2017. For a summary of our consolidated debt as of June 30, 2017 and June 30, 2016 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Gains on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $3.8 million for the three months ended June 30, 2017 compared to 2016, respectively, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	—	(1)
				$17.0	$16.9	$3.7
___________

(1)	The gain on sale of real estate for this property was $28,000.
Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $4.3 million for the three months ended June 30, 2017 compared to 2016, respectively, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	0.6
				$17.0	$16.9	$4.3
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $8.4 million for the three months ended June 30, 2017 compared to 2016 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2017	2016	Change
	(in thousands)
Salesforce Tower	$(130)	$—	$(130)
767 Fifth Avenue (the General Motors Building) (1)	3,206	(4,845)	8,051
Times Square Tower	6,607	6,638	(31)
601 Lexington Avenue (2)	2,042	1,696	346
100 Federal Street	1,148	1,014	134
Atlantic Wharf Office	2,330	2,311	19
	$15,203	$6,814	$8,389
___________

(1)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. We recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment and as a result, this assisted the property in having a net income allocation for the three months ended June 30, 2017 as opposed to a net loss. Prior to this quarter, the net loss allocation was primarily due to the partners’ share of the interest expense for the outside members’ notes payable, which was $7.1 million and $8.5 million for the three months ended June 30, 2017 and 2016, respectively. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 5 and 8 to the Consolidated Financial Statements).

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

Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership increased by approximately $4.1 million for the three months ended June 30, 2017 compared to 2016 due primarily to an increase in allocable income partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

The following table presents information on properties under construction and redevelopment as of June 30, 2017 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Estimated Future Equity Requirement (1)	Percentage Leased (2)
Office and Retail
888 Boylston Street	Fourth Quarter, 2017	Boston, MA	1	425,000	$242,516	$271,500	$28,984	88%	(3)
Salesforce Tower (95% ownership)	Third Quarter, 2019	San Francisco, CA	1	1,400,000	880,355	1,073,500	202,514	82%	(4)
The Hub on Causeway (50% ownership)	Fourth Quarter, 2019	Boston, MA	1	385,000	38,846	141,870	103,024	42%
145 Broadway	Fourth Quarter, 2019	Cambridge, MA	1	485,000	27,325	375,000	347,675	98%
Dock 72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	57,458	204,900	22,442	33%	(5)
Total Office and Retail Properties under Construction			5	3,365,000	1,246,500	2,066,770	704,639	71%
Residential
Proto at Cambridge (274 units)	Second Quarter, 2019	Cambridge, MA	1	164,000	45,812	140,170	94,358	N/A
Signature at Reston (508 units)	Second Quarter, 2020	Reston, VA	1	490,000	144,982	234,854	89,872	N/A
Signature at Reston - Retail			—	24,600	—	—	—	81%
MacArthur Station Residences (402 units)	Fourth Quarter, 2021	Oakland, CA	1	324,000	1,842	263,600	261,758	N/A	(6)
Total Residential Properties under Construction			3	1,002,600	192,636	638,624	445,988	59%	(7)
Redevelopment Properties
191 Spring Street	Fourth Quarter, 2018	Lexington, MA	1	160,000	14,866	53,920	39,054	49%
One Five Nine East 53rd Street (55% ownership)	Fourth Quarter, 2019	New York, NY	—	220,000	38,677	106,000	67,323	—%	(8)
Total Redevelopment Properties under Construction			1	380,000	53,543	159,920	106,377	21%
Total Properties under Construction and Redevelopment			9	4,747,600	$1,492,679	$2,865,314	$1,257,004	66%	(7)
___________

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $65.0 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of August 3, 2017, including leases with future commencement dates and excluding residential units.

(3)	As of June 30, 2017, this property was 31% placed in-service.

(4)
Under the joint venture agreement, if the project is funded with 100% equity, we have agreed to fund 50% of our partner’s equity requirement, structured as preferred equity. We expect to fund approximately $25.4 million at a rate of LIBOR plus 3.0% per annum and receive priority distributions from all distributions to our partner until the principal and interest are repaid. As of June 30, 2017, we had contributed an aggregate of approximately $13.5 million of preferred equity to the venture.

(5)	This development has a $125 million construction facility. As of June 30, 2017, no amounts have been drawn under this facility.

(6)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(7)	Percentage leased includes only the retail space and includes approximately 9,000 square feet of retail space from the Proto at Cambridge residential development, which is 0% leased.

(8)	The low-rise portion of 601 Lexington Avenue.

    Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances, mortgage financings and draws on BPLP’s 2017 Credit Facility are the principal sources of capital that we use to pay operating expenses, debt service, maintenance capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.
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
Our primary uses of capital will be the completion of our current development and redevelopment projects. As of June 30, 2017, our share of the remaining development and redevelopment costs that we expect to fund through 2021 is approximately $1.3 billion. To enhance our liquidity, on April 24, 2017, we executed the Eighth Amended and Restated Credit Agreement to, among other things: (1) increase the total commitment of the Revolving Facility from $1.0 billion to $1.5 billion, (2) extend the maturity date from July 26, 2018 to April 24, 2022, (3) reduce the per annum variable interest rates, and (4) add a $500.0 million delayed draw term loan facility that allows us to delay drawing funds for up to one year from the closing date (See Note 5 to the Consolidated Financial Statements). With approximately $560 million of cash and cash equivalents and approximately $2.0 billion available under the 2017 Credit Facility, as of August 3, 2017, we have sufficient capital to complete these projects. We believe that our strong liquidity, including our availability under BPLP’s 2017 Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. In addition, on June 2, 2017 we renewed BXP’s $600.0 million ATM stock offering program for a period of three years. We have not sold any shares under this ATM stock offering program.
On June 7, 2017, our consolidated joint venture that owns 767 Fifth Avenue (the General Motors Building) in New York City completed the refinancing of approximately $1.6 billion of indebtedness that was secured by the direct and indirect interests in 767 Fifth Avenue. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed interest rate of 3.43% per annum and matures on June 9, 2027. The loan requires interest-only payments during the 10-year term of the loan. Following this refinancing, we have no remaining debt maturities in 2017.
In addition, on July 28, 2017, Colorado Center, a joint venture in which we own a 50% interest, obtained mortgage financing totaling $550.0 million. The mortgage financing bears interest at a rate of 3.56% and matures on August 9, 2027. As a result of the financing, the joint venture distributed proceeds of $251.0 million to each partner. Until these proceeds are reinvested, carrying additional cash balances is dilutive to our earnings results.
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
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 19, 2016, the Board of Directors of BXP increased our regular quarterly dividend to $0.75 per common share beginning with the fourth quarter of 2016. The dividend was paid on January 30, 2017 to shareholders of record as of the close of business on December 30, 2016. Common and LTIP unitholders of limited partnership interest in BPLP as of the close of business on December 30, 2016, received the same total distribution per unit on January 30, 2017.
BXP’s Board of Directors will continue to evaluate BXP’s policy taking into consideration our actual and projected taxable income, our liquidity requirements and other circumstances that the BXP’s Board of Directors may deem relevant from time to time, and there can be no assurance that the future dividends declared by its Board of Directors will not differ materially.
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
Cash and cash equivalents were approximately $0.5 billion and $1.2 billion at June 30, 2017 and 2016, respectively, representing a decrease of approximately $0.7 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$372,278	$584,151	$(211,873)
Net cash used in investing activities	(539,470)	(425,592)	(113,878)
Net cash provided by financing activities	302,713	297,767	4,946

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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2017 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures. Cash used in investing activities for the six months ended June 30, 2016 consisted primarily of development projects and tenant improvements partially offset by the proceeds from the sale of real estate, as detailed below:

	Six months ended June 30,
	2017	2016
	(in thousands)
Acquisitions of real estate (1)	$(15,953)	$(78,000)
Construction in progress (2)	(297,747)	(242,944)
Building and other capital improvements	(100,808)	(48,306)
Tenant improvements	(107,533)	(116,935)
Proceeds from sales of real estate (3)	17,049	104,816
Proceeds from sales of real estate placed in escrow (3)	(16,640)	(104,696)
Proceeds from sales of real estate released from escrow (3)	15,844	104,696
Cash released from escrow for investing activities	9,004	6,694
Cash released from escrow for land sale contracts	—	781
Deposit on real estate (4)	—	(25,000)
Capital contributions to unconsolidated joint ventures (5)	(41,491)	(26,040)
Investments in securities, net	(1,195)	(658)
Net cash used in investing activities	$(539,470)	$(425,592)

___________

(1)	On May 15, 2017, we acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $16.0 million in cash, including transaction costs.
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash.

(2)
Construction in progress for the six months ended June 30, 2017 includes ongoing expenditures associated with Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were partially or fully placed in-service during the six months ended June 30, 2017. In addition, we incurred costs associated with our continued development/redevelopment of Salesforce Tower, One Five Nine East 53rd Street (the low-rise portion of 601 Lexington Avenue), 191 Spring Street, 145 Broadway, MacArthur Transit Center and Proto at Cambridge and Signature at Reston residential projects.

Construction in progress for the six months ended June 30, 2016 includes ongoing expenditures associated with 601 Massachusetts Avenue, 804 Carnegie Center and 10 CityPoint, which were fully placed in-service during the six months ended June 30, 2016. In addition, we incurred costs associated with our continued development of Salesforce Tower, 888 Boylston Street, the Prudential Center retail expansion and Proto at Cambridge and Signature at Reston residential projects.

(3)
On April 19, 2017, we completed the sale of an approximately 9.5-acre parcel of land at 30 Shattuck Road located in Andover, Massachusetts for a gross sale price of $5.0 million. Net cash proceeds totaled approximately $5.0 million.

On June 13, 2017, we completed the sale of 40 Shattuck Road located in Andover, Massachusetts for a gross sale price of $12.0 million. Net cash proceeds totaled approximately $11.9 million.
On February 1, 2016, we completed the sale of our 415 Main Street property located in Cambridge, Massachusetts to the tenant for a gross sale price of approximately $105.4 million.  Net cash proceeds totaled approximately $104.9 million.

(4)
Deposits on real estate for the six months ended June 30, 2016 was related to a deposit we made prior to our closing on the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center located in Santa Monica, California.

(5)
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2017 were primarily due to cash contributions of approximately $21.9 million and $19.4 million to our Dock 72 and Hub on Causeway joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2016 were primarily due to cash contributions of approximately $9.4 million, $9.7 million and $7.0 million to our Hub on Causeway, 1265 Main Street and Dock 72 joint ventures, respectively.
Cash provided by financing activities for the six months ended June 30, 2017 totaled approximately $302.7 million. This consisted primarily of the net proceeds from the refinancing of the 767 Fifth Avenue (the General Motors Building) debt partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (dollars in thousands):

	June 30, 2017
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,307,529	154,307,529	$18,982,912
Common Operating Partnership Units	17,640,667	17,640,667	2,170,154	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (non-callable until March 27, 2018)	80,000	—	200,000
Total Equity		171,948,196	$21,353,066

Consolidated Debt			$10,236,639
Add:
BXP’s share of unconsolidated joint venture debt (3)			317,724
Subtract:
Partners’ share of Consolidated Debt (4)			(1,211,485)
BXP’s Share of Debt			$9,342,878

Consolidated Market Capitalization			$31,589,705
BXP’s Share of Market Capitalization			$30,695,944
Consolidated Debt/Consolidated Market Capitalization			32.40%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			30.44%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500.00 per share, values are based on the closing price per share of BXP’s Common Stock on June 30, 2017 of $123.02,

(2)
Includes 816,982 long-term incentive plan units (including 118,067 2012 OPP Units, 85,405 2013 MYLTIP Units and 25,107 2014 MYLTIP Units), but excludes an aggregate of 1,239,978 MYLTIP Units granted between 2015 and 2017.

(3)	See page 77 for additional information.

(4)	See page 76 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT industry. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on June 30, 2017, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2015, 2016 and 2017 MYLTIP Units are not included in this calculation as of June 30, 2017.
We also present BXP’s Share of Market Capitalization, which is calculated in the same manner, except that BXP’s Share of Debt is utilized instead of our consolidated debt in both the numerator and the denominator. BXP’s Share of Debt is defined as our consolidated debt plus our share of debt from our unconsolidated joint ventures (calculated based upon our ownership percentage), minus our partners’ share of debt from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). Management believes that BXP’s Share of Debt provides useful information to investors regarding our financial condition because it includes our share of debt from unconsolidated joint ventures and excludes our partners’ share of debt from consolidated joint ventures, in each case presented on the same basis. We have several significant joint ventures and presenting various measures of financial condition in this manner can help investors better understand our financial condition and/or results of operations after taking into account our economic interest in these joint ventures.  We caution investors that the ownership percentages used in calculating BXP’s Share of Debt may not completely and accurately depict all of the legal and economic implications of holding an interest in a consolidated or unconsolidated joint venture. For example, in addition to partners’ interests in profits and capital, venture agreements vary in the allocation of rights regarding decision making (both for routine and major decisions), distributions, transferability of interests, liquidations and other matters.  Moreover, in some cases we exercise significant influence over, but do not control, the joint venture in which case GAAP requires that we account for the joint venture entity using the equity method of accounting and we do not consolidate it for financial reporting purposes.  As a result, presentations of BXP’s Share of a financial measure should be considered with and as a supplement to our financial information presented in accordance with GAAP.
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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable, Net” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of June 30, 2017, we had approximately $10.2 billion of outstanding consolidated indebtedness, representing approximately 32.40% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.3 billion in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.21% per annum and maturities in 2018 through 2026; (2) $3.0 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.96% per annum and weighted-average term of 8.7 years (See Note 5 to the Consolidated Financial Statements).
The table below summarizes our mortgage notes payable, mezzanine notes payable and outside members’ notes payable and BPLP’s unsecured senior notes, line of credit and term loan as well as Consolidated Debt Financing Statistics at June 30, 2017 and June 30, 2016. Because the outside members’ notes payable are allocated to the partners, they are not included in the Consolidated Debt Financing Statistics.

	June 30,
	2017	2016
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,986,283	$3,189,013
Unsecured senior notes, net	7,250,356	6,257,274
Unsecured line of credit	—	—
Unsecured term loan	—	—
Mezzanine notes payable	—	307,797
Outside members’ notes payable	—	180,000
Consolidated Debt	10,236,639	9,934,084
Add:
BXP’s share of unconsolidated joint venture debt (1)	317,724	350,831
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,211,485)	(853,280)
Partners’ share of consolidated mezzanine notes payable	—	(123,119)
Outside members’ notes payable	—	(180,000)
BXP’s Share of Debt	$9,342,878	$9,128,516

	June 30,
	2017	2016
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.13%	4.32%
Variable rate	—%	—%
Total	4.13%	4.32%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.03%	4.77%
Variable rate	—%	—%
Total	4.03%	4.77%
Weighted-average maturity at end of period (in years):
Fixed rate	6.4	4.4
Variable rate	—	—
Total	6.4	4.4
_______________

(1)	See page 77 for additional information.

(2)	See page 76 for additional information.
Credit Facility
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of the Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permits BPLP to draw until the first anniversary of the closing date. Based on BPLP’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.15% per annum. The Delayed

Draw Facility has a fee on unused commitments equal to 0.15% per annum (See Note 5 to the Consolidated Financial Statements).
As of June 30, 2017 and August 3, 2017, we had no borrowings and outstanding letters of credit totaling approximately $1.5 million outstanding under the 2017 Credit Facility, with the ability to borrow approximately $2.0 billion.
Unsecured Senior Notes, Net
The following summarizes the unsecured senior notes outstanding as of June 30, 2017 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
7 Year Unsecured Senior Notes	3.700%	3.853%	850,000	November 15, 2018
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(17,474)
Deferred financing costs, net			(32,170)
Total			$7,250,356
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2017, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2017:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$34,409	$(295)	$34,114	N/A		January 15, 2021
University Place	6.94%	6.99%	8,331	(52)	8,279	N/A		August 1, 2021
			42,740	(347)	42,393	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(34,687)	2,265,313	906,125	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	680,167	(1,590)	678,577	305,360	(5)	April 10, 2022
			2,980,167	(36,277)	2,943,890	1,211,485
Total			$3,022,907	$(36,624)	$2,986,283	$1,211,485
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions.

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity

(3)	This property is owned by a consolidated entity in which we have a 60% interest.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2017, the maximum funding obligation under the guarantee was approximately $263.8 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Notes 5 and 7 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Eight of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2017, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $864.0 million (of which our proportionate share is approximately $317.7 million). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2017. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	2.51%	2.68%	$120,000	$(187)	$119,813	$71,888	(2)(3)	June 5, 2018
Market Square North	50%	5.75%	5.81%	122,285	(273)	122,012	61,006		October 1, 2020
Annapolis Junction Building One	50%	6.76%	6.93%	39,549	(62)	39,487	19,739	(4)	March 31, 2018
Annapolis Junction Building Six	50%	3.34%	3.57%	13,886	(48)	13,838	6,919	(5)	November 17, 2018
Annapolis Junction Building Seven and Eight	50%	3.36%	3.64%	36,423	(249)	36,174	18,087	(6)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	40,095	(402)	39,693	19,846		January 1, 2032
Dock 72	50%	N/A	N/A	—	—	—	—	(2)(7)	December 18, 2020
500 North Capitol Street	30%	4.15%	4.20%	105,000	(350)	104,650	31,395	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(1,340)	223,660	55,915		January 5, 2025
Metropolitan Square	20%	5.75%	5.81%	164,936	(282)	164,654	32,929		May 5, 2020
Total				$867,174	$(3,193)	$863,981	$317,724
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

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

State and Local Tax Matters
Because BXP is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but it is subject to certain state and local taxes. In the normal course of business, BXP, BPLP and certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits or other inquiries. Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
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

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$133,709	$96,597
Add:
Preferred dividends	2,625	2,589
Noncontrolling interest—common units of Boston Properties Limited Partnership	15,473	11,357
Noncontrolling interests in property partnerships	15,203	6,814
Less:
Gains on sales of real estate	3,767	—
Income before gains on sales of real estate	163,243	117,357
Add:
Depreciation and amortization	151,919	153,175
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(19,327)	(19,369)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	9,629	4,618
Corporate-related depreciation and amortization	(486)	(362)
Less:
Noncontrolling interests in property partnerships	15,203	6,814
Preferred dividends	2,625	2,589
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	287,150	246,016
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	29,269	25,421
FFO attributable to Boston Properties, Inc. common shareholders	$257,881	$220,595
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.81%	89.67%
Weighted-average shares outstanding—basic	154,177	153,662
Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$287,150	171,675	$246,016	171,370
Effect of Dilutive Securities
Stock Based Compensation	—	154	—	198
Diluted FFO	287,150	171,829	246,016	171,568
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	29,243	17,498	25,391	17,708
Boston Properties, Inc.’s share of Diluted FFO (1)	$257,907	154,331	$220,625	153,860
 _______________

(1)	BXP’s share of diluted FFO was 89.82% and 89.68% for the three months ended June 30, 2017 and 2016, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended June 30, 2017 and 2016:

	Three months ended June 30,
	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,844	$109,938
Add:
Preferred distributions	2,625	2,589
Noncontrolling interests in property partnerships	15,203	6,814
Less:
Gains on sales of real estate	4,344	—
Income before gains on sales of real estate	165,328	119,341
Add:
Depreciation and amortization	149,834	151,191
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(19,327)	(19,369)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	9,629	4,618
Corporate-related depreciation and amortization	(486)	(362)
Less:
Noncontrolling interests in property partnerships	15,203	6,814
Preferred distributions	2,625	2,589
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$287,150	$246,016
Weighted-average units outstanding—basic	171,675	171,370
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units and vested 2014 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$287,150	171,675	$246,016	171,370
Effect of Dilutive Securities
Stock Based Compensation	—	154	—	198
Diluted FFO	$287,150	171,829	$246,016	171,568

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
During the second quarter of 2017, we paid approximately $70.3 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $46 million of new tenant-related obligations associated with approximately 744,000 square feet of second generation leases, or approximately $62 per square foot. In addition, we signed leases for approximately 183,000 square feet of first generation space. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the second quarter of 2017, we signed leases for approximately 927,000 square feet of space and incurred aggregate tenant-related obligations of approximately $65 million, or approximately $70 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net and our corresponding estimate of fair value as of June 30, 2017. Approximately $10.2 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date. At June 30, 2017, none of our borrowings bore interest at a variable rate.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2017	2018	2019	2020	2021	2022+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$6,982	$14,703	$15,740	$16,836	$36,342	$2,895,680	$2,986,283	$3,056,829
Average Interest Rate	5.51%	5.52%	5.53%	5.55%	6.61%	3.89%	3.96%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(4,427)	$841,285	$692,461	$692,962	$844,289	$4,183,786	$7,250,356	$7,516,131
Average Interest Rate	—	3.85%	5.97%	5.71%	4.29%	3.71%	4.21%
Variable Rate	—	—	—	—	—	—	—	—
	$2,555	$855,988	$708,201	$709,798	$880,631	$7,079,466	$10,236,639	$10,572,960

At June 30, 2017, the weighted-average coupon/stated rates on the fixed rate debt stated above was 4.03% per annum.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended June 30, 2017, Boston Properties, Inc. issued an aggregate of 458,079 shares of common stock in exchange for 458,079 common units of limited partnership that were held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 456,651 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2017 - April 30, 2017	—		$—	N/A	N/A
May 1, 2017 - May 31, 2017	—		—	N/A	N/A
June 1, 2017 - June 30, 2017	1,356	(1)	0.01	N/A	N/A
Total	1,356		$0.01	N/A	N/A
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

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units of limited partnership of Boston Properties Limited Partnership when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2017, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to non-employee directors of Boston Properties, Inc. of restricted common stock under the 2012 Plan, Boston Properties Limited Partnership issued an aggregate of approximately 1,575 common units to Boston

Properties, Inc. in exchange for approximately $15.75, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2017 - April 30, 2017	326	(1)	$0.25	N/A	N/A
May 1, 2017 - May 31, 2017	—		—	N/A	N/A
June 1, 2017 - June 30, 2017	2,318	(2)	0.11	N/A	N/A
Total	2,644		$0.13	N/A	N/A

____________________

(1)
Represents LTIP units that were repurchased in connection with the termination of a certain employee’s employment with Boston Properties, Inc. Under the terms of the applicable LTIP unit vesting agreements, these units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employee for such units.

(2)
Includes 86 2013 MYLTIP units, 17 2014 MYLTIP units, 600 2015 MYLTIP units and 259 LTIP units that were repurchased in connection with the termination of a certain employee’s employment with Boston Properties, Inc. Under the terms of the applicable LTIP unit vesting agreements and MYLTIP award agreements, such units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employee for such units. Also includes 1,356 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of shares of restricted common stock of Boston Properties, Inc. in connection with the termination of certain employees’ employment with Boston Properties, Inc. Under the terms of the applicable restricted stock award agreements, such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.

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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

August 8, 2017	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 8, 2017	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)