Form 10-Q
period 2017-09-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2017-11-07
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

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
Boston Properties, Inc. ☐                     Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒            Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	154,322,266
(Registrant)	(Class)	(Outstanding on November 2, 2017)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. Unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of September 30, 2017, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $320.8 million, or 2.0% at September 30, 2017 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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
•Note 10. Earnings Per Share / Common Unit; and
•Note 12: Segment Information

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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2017

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,084,588 and $6,760,078 at September 30, 2017 and December 31, 2016, respectively)	$20,859,245	$20,147,263
Less: accumulated depreciation (amounts related to VIEs of $(825,390) and $(758,640) at September 30, 2017 and December 31, 2016, respectively)	(4,484,798)	(4,222,235)
Total real estate	16,374,447	15,925,028
Cash and cash equivalents (amounts related to VIEs of $285,089 and $253,999 at September 30, 2017 and December 31, 2016, respectively)	493,055	356,914
Cash held in escrows (amounts related to VIEs of $6,179 and $4,955 at September 30, 2017 and December 31, 2016, respectively)	83,779	63,174
Investments in securities	27,981	23,814
Tenant and other receivables (amounts related to VIEs of $19,891 and $23,525 at September 30, 2017 and December 31, 2016, respectively)	79,750	92,548
Accrued rental income (amounts related to VIEs of $232,336 and $224,185 at September 30, 2017 and December 31, 2016, respectively)	835,415	799,138
Deferred charges, net (amounts related to VIEs of $268,727 and $290,436 at September 30, 2017 and December 31, 2016, respectively)	657,474	686,163
Prepaid expenses and other assets (amounts related to VIEs of $68,330 and $42,718 at September 30, 2017 and December 31, 2016, respectively)	144,817	129,666
Investments in unconsolidated joint ventures	611,800	775,198
Total assets	$19,308,518	$18,851,643
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,941,550 and $2,018,483 at September 30, 2017 and December 31, 2016, respectively)	$2,982,067	$2,063,087
Unsecured senior notes, net	7,252,567	7,245,953
Unsecured line of credit	—	—
Unsecured term loan	—	—
Mezzanine notes payable (amounts related to VIEs of $0 and $307,093 at September 30, 2017 and December 31, 2016, respectively)	—	307,093
Outside members’ notes payable (amounts related to VIEs of $0 and $180,000 at September 30, 2017 and December 31, 2016, respectively)	—	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $106,772 and $110,457 at September 30, 2017 and December 31, 2016, respectively)	325,440	298,524
Dividends and distributions payable	130,434	130,308
Accrued interest payable (amounts related to VIEs of $6,800 and $162,226 at September 30, 2017 and December 31, 2016, respectively)	99,100	243,933
Other liabilities (amounts related to VIEs of $146,517 and $175,146 at September 30, 2017 and December 31, 2016, respectively)	419,215	450,821
Total liabilities	11,208,823	10,919,719
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at September 30, 2017 and December 31, 2016	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,401,166 and 153,869,075 issued and 154,322,266 and 153,790,175 outstanding at September 30, 2017 and December 31, 2016, respectively	1,543	1,538
Additional paid-in capital	6,370,932	6,333,424
Dividends in excess of earnings	(692,739)	(693,694)
Treasury common stock at cost, 78,900 shares at September 30, 2017 and December 31, 2016	(2,722)	(2,722)
Accumulated other comprehensive loss	(51,796)	(52,251)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,825,218	5,786,295
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	605,802	614,982
Property partnerships	1,668,675	1,530,647
Total equity	8,099,695	7,931,924
Total liabilities and equity	$19,308,518	$18,851,643
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$513,269	$489,312	$1,537,373	$1,518,826
Recoveries from tenants	94,476	92,560	272,803	267,852
Parking and other	26,092	24,638	78,164	75,576
Total rental revenue	633,837	606,510	1,888,340	1,862,254
Hotel revenue	13,064	12,354	33,859	33,919
Development and management services	10,811	6,364	24,648	18,586
Total revenue	657,712	625,228	1,946,847	1,914,759
Expenses
Operating
Rental	237,341	228,560	696,082	665,670
Hotel	8,447	8,118	23,942	23,730
General and administrative	25,792	25,165	84,319	79,936
Transaction costs	239	249	572	1,187
Impairment loss	—	1,783	—	1,783
Depreciation and amortization	152,164	203,748	463,288	516,371
Total expenses	423,983	467,623	1,268,203	1,288,677
Operating income	233,729	157,605	678,644	626,082
Other income (expense)
Income from unconsolidated joint ventures	843	1,464	7,035	5,489
Interest and other income	1,329	3,628	3,447	6,657
Gains from investments in securities	944	976	2,716	1,713
Gains (losses) from early extinguishments of debt	—	(371)	14,354	(371)
Losses from interest rate contracts	—	(140)	—	(140)
Interest expense	(92,032)	(104,641)	(282,709)	(314,953)
Income before gains on sales of real estate	144,813	58,521	423,487	324,477
Gains on sales of real estate	2,891	12,983	6,791	80,606
Net income	147,704	71,504	430,278	405,083
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(14,340)	17,225	(33,967)	(53)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(13,402)	(9,387)	(40,350)	(42,120)
Net income attributable to Boston Properties, Inc.	119,962	79,342	355,961	362,910
Preferred dividends	(2,625)	(2,589)	(7,875)	(7,796)
Net income attributable to Boston Properties, Inc. common shareholders	$117,337	$76,753	$348,086	$355,114
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.76	$0.50	$2.26	$2.31
Weighted average number of common shares outstanding	154,355	153,754	154,132	153,681
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.76	$0.50	$2.26	$2.31
Weighted average number of common and common equivalent shares outstanding	154,483	154,136	154,344	153,971

Dividends per common share	$0.75	$0.65	$2.25	$1.95

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$147,704	$71,504	$430,278	$405,083
Other comprehensive income (loss):
Effective portion of interest rate contracts	—	5,712	(6,133)	(85,285)
Amortization of interest rate contracts (1)	1,665	1,190	4,368	2,445
Other comprehensive income (loss)	1,665	6,902	(1,765)	(82,840)
Comprehensive income	149,369	78,406	428,513	322,243
Net income attributable to noncontrolling interests	(27,742)	7,838	(74,317)	(42,173)
Other comprehensive income (loss) attributable to noncontrolling interests	(300)	(1,097)	2,220	23,011
Comprehensive income attributable to Boston Properties, Inc.	$121,327	$85,147	$356,416	$303,081
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2016	153,790	$1,538	$200,000	$6,333,424	$(693,694)	$(2,722)	$(52,251)	$2,145,629	$7,931,924
Redemption of operating partnership units to common stock	492	5	—	16,807	—	—	—	(16,812)	—
Allocated net income for the year	—	—	—	—	355,961	—	—	74,317	430,278
Dividends/distributions declared	—	—	—	—	(354,734)	—	—	(40,292)	(395,026)
Shares issued pursuant to stock purchase plan	6	—	—	795	—	—	—	—	795
Net activity from stock option and incentive plan	34	—	—	2,920	—	—	—	26,271	29,191
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	(2,035)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	147,772	147,772
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(41,439)	(41,439)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,304)	(2,829)	(6,133)
Amortization of interest rate contracts	—	—	—	—	—	—	3,759	609	4,368
Reallocation of noncontrolling interest	—	—	—	16,986	—	—	—	(16,986)	—
Equity, September 30, 2017	154,322	$1,543	$200,000	$6,370,932	$(692,739)	$(2,722)	$(51,796)	$2,274,477	$8,099,695

Equity, December 31, 2015	153,580	$1,536	$200,000	$6,305,687	$(780,952)	$(2,722)	$(14,114)	$2,177,492	$7,886,927
Redemption of operating partnership units to common stock	173	2	—	5,879	—	—	—	(5,881)	—
Allocated net income for the year	—	—	—	—	362,910	—	—	42,173	405,083
Dividends/distributions declared	—	—	—	—	(307,480)	—	—	(35,500)	(342,980)
Shares issued pursuant to stock purchase plan	6	—	—	730	—	—	—	—	730
Net activity from stock option and incentive plan	14	—	—	2,870	—	—	—	21,420	24,290
Sale of interests in property partnerships	—	—	—	1,320	—	—	—	(1,320)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	6,737	6,737
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(38,694)	(38,694)
Effective portion of interest rate contracts	—	—	—	—	—	—	(62,022)	(23,263)	(85,285)
Amortization of interest rate contracts	—	—	—	—	—	—	2,193	252	2,445
Reallocation of noncontrolling interest	—	—	—	10,094	—	—	—	(10,094)	—
Equity, September 30, 2016	153,773	$1,538	$200,000	$6,326,580	$(725,522)	$(2,722)	$(73,943)	$2,133,322	$7,859,253

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$430,278	$405,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	463,288	516,371
Impairment loss	—	1,783
Non-cash compensation expense	27,260	25,290
Income from unconsolidated joint ventures	(7,035)	(5,489)
Distributions of net cash flow from operations of unconsolidated joint ventures	8,563	11,645
Gains from investments in securities	(2,716)	(1,713)
(Gains) losses from early extinguishments of debt	(14,444)	371
Non-cash portion of interest expense	(6,667)	(27,386)
Gains on sales of real estate	(6,791)	(80,606)
Change in assets and liabilities:
Cash held in escrows	7,795	1,675
Tenant and other receivables, net	12,528	22,135
Accrued rental income, net	(36,012)	(14,618)
Prepaid expenses and other assets	(13,633)	4,883
Accounts payable and accrued expenses	7,861	16,852
Accrued interest payable	(144,833)	44,242
Other liabilities	(65,031)	(114,321)
Tenant leasing costs	(67,699)	(62,412)
Total adjustments	162,434	338,702
Net cash provided by operating activities	592,712	743,785
Cash flows from investing activities:
Acquisitions of real estate	(15,953)	(78,000)
Construction in progress	(452,283)	(359,716)
Building and other capital improvements	(162,395)	(81,842)
Tenant improvements	(152,749)	(167,762)
Proceeds from sales of real estate	29,810	122,750
Proceeds from sales of real estate placed in escrow	(29,810)	(122,647)
Proceeds from sales of real estate released from escrow	16,640	122,647
Cash released from escrow for investing activities	9,638	6,694
Cash released from escrow for land sale contracts	—	1,403
Cash placed in escrow for investment in unconsolidated joint venture	(25,000)	—
Capital contributions to unconsolidated joint ventures	(89,874)	(546,982)
Capital distributions from unconsolidated joint ventures	251,000	—
Investments in securities, net	(1,451)	(929)
Net cash used in investing activities	(622,427)	(1,104,384)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,300,000	—
Repayments of mortgage notes payable	(1,313,890)	(1,323,284)
Proceeds from unsecured senior notes	—	1,989,790
Borrowings on unsecured line of credit	470,000	—
Repayments of unsecured line of credit	(470,000)	—
Repayments of mezzanine notes payable	(306,000)	—
Repayments of outside members’ notes payable	(70,424)	—
Payments on capital lease obligations	(373)	—
Payments on real estate financing transactions	(1,306)	(4,712)
Deposit on mortgage note payable interest rate lock	(23,200)	—
Return of deposit on mortgage note payable interest rate lock	23,200	—
Deferred financing costs	(44,083)	(16,101)
Net proceeds from equity transactions	241	(270)
Dividends and distributions	(394,900)	(557,262)
Contributions from noncontrolling interests in property partnerships	38,196	6,737
Distributions to noncontrolling interests in property partnerships	(41,605)	(38,694)
Net cash provided by financing activities	165,856	56,204
Net increase (decrease) in cash and cash equivalents	136,141	(304,395)
Cash and cash equivalents, beginning of period	356,914	723,718
Cash and cash equivalents, end of period	$493,055	$419,323
Supplemental disclosures:
Cash paid for interest	$477,189	$327,053
Interest capitalized	$43,286	$28,956
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(103,972)	$(168,861)
Additions to real estate included in accounts payable and accrued expenses	$36,609	$11,864
Real estate acquired through capital lease	$28,962	$—
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$109,576	$—
Dividends and distributions declared but not paid	$130,434	$113,038
Conversions of noncontrolling interests to stockholders’ equity	$16,812	$5,881
Issuance of restricted securities to employees	$35,711	$33,711

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,084,588 and $6,760,078 at September 30, 2017 and December 31, 2016, respectively)	$20,447,767	$19,733,872
Less: accumulated depreciation (amounts related to VIEs of $(825,390) and $(758,640) at September 30, 2017 and December 31, 2016, respectively)	(4,394,077)	(4,136,364)
Total real estate	16,053,690	15,597,508
Cash and cash equivalents (amounts related to VIEs of $285,089 and $253,999 at September 30, 2017 and December 31, 2016, respectively)	493,055	356,914
Cash held in escrows (amounts related to VIEs of $6,179 and $4,955 at September 30, 2017 and December 31, 2016, respectively)	83,779	63,174
Investments in securities	27,981	23,814
Tenant and other receivables (amounts related to VIEs of $19,891 and $23,525 at September 30, 2017 and December 31, 2016, respectively)	79,750	92,548
Accrued rental income (amounts related to VIEs of $232,336 and $224,185 at September 30, 2017 and December 31, 2016, respectively)	835,415	799,138
Deferred charges, net (amounts related to VIEs of $268,727 and $290,436 at September 30, 2017 and December 31, 2016, respectively)	657,474	686,163
Prepaid expenses and other assets (amounts related to VIEs of $68,330 and $42,718 at September 30, 2017 and December 31, 2016, respectively)	144,817	129,666
Investments in unconsolidated joint ventures	611,800	775,198
Total assets	$18,987,761	$18,524,123
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,941,550 and $2,018,483 at September 30, 2017 and December 31, 2016, respectively)	$2,982,067	$2,063,087
Unsecured senior notes, net	7,252,567	7,245,953
Unsecured line of credit	—	—
Unsecured term loan	—	—
Mezzanine notes payable (amounts related to VIEs of $0 and $307,093 at September 30, 2017 and December 31, 2016, respectively)	—	307,093
Outside members’ notes payable (amounts related to VIEs of $0 and $180,000 at September 30, 2017 and December 31, 2016, respectively)	—	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $106,772 and $110,457 at September 30, 2017 and December 31, 2016, respectively)	325,440	298,524
Distributions payable	130,434	130,308
Accrued interest payable (amounts related to VIEs of $6,800 and $162,226 at September 30, 2017 and December 31, 2016, respectively)	99,100	243,933
Other liabilities (amounts related to VIEs of $146,517 and $175,146 at September 30, 2017 and December 31, 2016, respectively)	419,215	450,821
Total liabilities	11,208,823	10,919,719
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,812,329 and 17,079,511 common units and 816,982 and 904,588 long term incentive units outstanding at redemption value at September 30, 2017 and December 31, 2016, respectively	2,166,290	2,262,040
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at September 30, 2017 and December 31, 2016	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,719,516 and 1,717,743 general partner units and 152,602,750 and 152,072,432 limited partner units outstanding at September 30, 2017 and December 31, 2016, respectively	3,750,350	3,618,094
Noncontrolling interests in property partnerships	1,668,675	1,530,647
Total capital	5,612,648	5,342,364
Total liabilities and capital	$18,987,761	$18,524,123
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$513,269	$489,312	$1,537,373	$1,518,826
Recoveries from tenants	94,476	92,560	272,803	267,852
Parking and other	26,092	24,638	78,164	75,576
Total rental revenue	633,837	606,510	1,888,340	1,862,254
Hotel revenue	13,064	12,354	33,859	33,919
Development and management services	10,811	6,364	24,648	18,586
Total revenue	657,712	625,228	1,946,847	1,914,759
Expenses
Operating
Rental	237,341	228,560	696,082	665,670
Hotel	8,447	8,118	23,942	23,730
General and administrative	25,792	25,165	84,319	79,936
Transaction costs	239	249	572	1,187
Impairment loss	—	1,783	—	1,783
Depreciation and amortization	150,210	198,582	457,102	507,234
Total expenses	422,029	462,457	1,262,017	1,279,540
Operating income	235,683	162,771	684,830	635,219
Other income (expense)
Income from unconsolidated joint ventures	843	1,464	7,035	5,489
Interest and other income	1,329	3,628	3,447	6,657
Gains from investments in securities	944	976	2,716	1,713
Gains (losses) from early extinguishments of debt	—	(371)	14,354	(371)
Losses from interest rate contracts	—	(140)	—	(140)
Interest expense	(92,032)	(104,641)	(282,709)	(314,953)
Income before gains on sales of real estate	146,767	63,687	429,673	333,614
Gains on sales of real estate	2,891	12,983	7,368	82,775
Net income	149,658	76,670	437,041	416,389
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(14,340)	17,225	(33,967)	(53)
Net income attributable to Boston Properties Limited Partnership	135,318	93,895	403,074	416,336
Preferred distributions	(2,625)	(2,589)	(7,875)	(7,796)
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,693	$91,306	$395,199	$408,540
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.77	$0.53	$2.30	$2.38
Weighted average number of common units outstanding	171,691	171,379	171,649	171,353
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.77	$0.53	$2.30	$2.38
Weighted average number of common and common equivalent units outstanding	171,819	171,761	171,861	171,643

Distributions per common unit	$0.75	$0.65	$2.25	$1.95
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$149,658	$76,670	$437,041	$416,389
Other comprehensive income (loss):
Effective portion of interest rate contracts	—	5,712	(6,133)	(85,285)
Amortization of interest rate contracts (1)	1,665	1,190	4,368	2,445
Other comprehensive income (loss)	1,665	6,902	(1,765)	(82,840)
Comprehensive income	151,323	83,572	435,276	333,549
Comprehensive income attributable to noncontrolling interests	(14,484)	16,812	(31,695)	16,081
Comprehensive income attributable to Boston Properties Limited Partnership	$136,839	$100,384	$403,581	$349,630
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2016	$3,811,717
Contributions	4,937
Net income allocable to general and limited partner units	362,724
Distributions	(354,734)
Accumulated other comprehensive income	455
Cumulative effect of a change in accounting principle	(272)
Unearned compensation	(1,222)
Conversion of redeemable partnership units	16,812
Adjustment to reflect redeemable partnership units at redemption value	103,556
Balance at September 30, 2017	$3,943,973

Balance at December 31, 2015	$3,684,522
Contributions	3,269
Net income allocable to general and limited partner units	374,216
Distributions	(307,480)
Accumulated other comprehensive loss	(59,829)
Unearned compensation	1,651
Conversion of redeemable partnership units	5,881
Adjustment to reflect redeemable partnership units at redemption value	(151,545)
Balance at September 30, 2016	$3,550,685

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$437,041	$416,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457,102	507,234
Impairment loss	—	1,783
Non-cash compensation expense	27,260	25,290
Income from unconsolidated joint ventures	(7,035)	(5,489)
Distributions of net cash flow from operations of unconsolidated joint ventures	8,563	11,645
Gains from investments in securities	(2,716)	(1,713)
(Gains) losses from early extinguishments of debt	(14,444)	371
Non-cash portion of interest expense	(6,667)	(27,386)
Gains on sales of real estate	(7,368)	(82,775)
Change in assets and liabilities:
Cash held in escrows	7,795	1,675
Tenant and other receivables, net	12,528	22,135
Accrued rental income, net	(36,012)	(14,618)
Prepaid expenses and other assets	(13,633)	4,883
Accounts payable and accrued expenses	7,861	16,852
Accrued interest payable	(144,833)	44,242
Other liabilities	(65,031)	(114,321)
Tenant leasing costs	(67,699)	(62,412)
Total adjustments	155,671	327,396
Net cash provided by operating activities	592,712	743,785
Cash flows from investing activities:
Acquisitions of real estate	(15,953)	(78,000)
Construction in progress	(452,283)	(359,716)
Building and other capital improvements	(162,395)	(81,842)
Tenant improvements	(152,749)	(167,762)
Proceeds from sales of real estate	29,810	122,750
Proceeds from sales of real estate placed in escrow	(29,810)	(122,647)
Proceeds from sales of real estate released from escrow	16,640	122,647
Cash released from escrow for investing activities	9,638	6,694
Cash released from escrow for land sale contracts	—	1,403
Cash placed in escrow for investment in unconsolidated joint venture	(25,000)	—
Capital contributions to unconsolidated joint ventures	(89,874)	(546,982)
Capital distributions from unconsolidated joint ventures	251,000	—
Investments in securities, net	(1,451)	(929)
Net cash used in investing activities	(622,427)	(1,104,384)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2017	2016
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,300,000	—
Repayments of mortgage notes payable	(1,313,890)	(1,323,284)
Proceeds from unsecured senior notes	—	1,989,790
Borrowings on unsecured line of credit	470,000	—
Repayments of unsecured line of credit	(470,000)	—
Repayments of mezzanine notes payable	(306,000)	—
Repayments of outside members’ notes payable	(70,424)	—
Payments on capital lease obligations	(373)	—
Payments on real estate financing transaction	(1,306)	(4,712)
Deposit on mortgage note payable interest rate lock	(23,200)	—
Return of deposit on mortgage note payable interest rate lock	23,200	—
Deferred financing costs	(44,083)	(16,101)
Net proceeds from equity transactions	241	(270)
Distributions	(394,900)	(557,262)
Contributions from noncontrolling interests in property partnerships	38,196	6,737
Distributions to noncontrolling interests in property partnerships	(41,605)	(38,694)
Net cash provided by financing activities	165,856	56,204
Net increase (decrease) in cash and cash equivalents	136,141	(304,395)
Cash and cash equivalents, beginning of period	356,914	723,718
Cash and cash equivalents, end of period	$493,055	$419,323
Supplemental disclosures:
Cash paid for interest	$477,189	$327,053
Interest capitalized	$43,286	$28,956
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(102,795)	$(164,528)
Additions to real estate included in accounts payable and accrued expenses	$36,609	$11,864
Real estate acquired through capital lease	$28,962	$—
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$109,576	$—
Distributions declared but not paid	$130,434	$113,038
Conversions of redeemable partnership units to partners’ capital	$16,812	$5,881
Issuance of restricted securities to employees	$35,711	$33,711

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at September 30, 2017 owned an approximate 89.7% (89.5% at December 31, 2016) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
At September 30, 2017, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).
Properties
At September 30, 2017, the Company owned or had interests in a portfolio of 177 commercial real estate properties (the “Properties”) aggregating approximately 49.8 million net rentable square feet of primarily Class A office properties, including ten properties under construction/redevelopment totaling approximately 5.7 million net rentable square feet. At September 30, 2017, the Properties consisted of:

•	166 Office properties (including seven properties under construction/redevelopment);

•	one hotel;

•	five retail properties; and

•	five residential properties (including three properties under construction).

The Company considers Class A office properties to be well-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.
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
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s mortgage notes payable, net, mezzanine notes payable and unsecured senior notes, net and the Company’s corresponding estimate of fair value as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$2,982,067	$3,049,617	$2,063,087	$2,092,237
Mezzanine notes payable	—	—	307,093	308,344
Unsecured senior notes, net	7,252,567	7,533,164	7,245,953	7,428,077
Total	$10,234,634	$10,582,781	$9,616,133	$9,828,658

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
Variable Interest Entities (VIEs)
Consolidated VIEs are those where the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for seven of the nine entities that are VIEs.
Consolidated Variable Interest Entities
As of September 30, 2017, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. The VIEs own (1) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) Salesforce Tower, which is currently under development.
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
Variable Interest Entities Not Consolidated
The Company has determined that its BNY Tower Holdings LLC joint venture, which owns Dock 72 at the Brooklyn Navy Yard, and its 7750 Wisconsin Avenue LLC joint venture, which owns 7750 Wisconsin Avenue, are VIEs.  The Company does not consolidate these entities because the Company does not have the power to direct the activities that, when taken together, most significantly impact each VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
Recent Accounting Pronouncements
In May 2014, the Financial Standards Accounting Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. ASU 2014-09 is effective for the Company for reporting periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. The Company’s project team has completed the compilation of the inventory of the sources of revenue that will be impacted by the adoption of ASU 2014-09. The Company expects that executory costs and certain non-lease components of revenue from leases (upon the adoption of ASU 2016-02), certain of its development and management services revenue and gains on sales of real estate may be impacted by the adoption of ASU 2014-09, although the Company anticipates that the impact will be to the pattern of revenue recognition and not the total revenue recognized over time. The Company is progressing with its analysis and evaluation of the impact that the adoption of ASU 2014-09 will have on the recognition pattern of each of its sources of revenue and is nearing completion of its assessment of the overall impact of adopting ASU 2014-09. The Company does not expect that the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective approach. The Company is in the process of evaluating whether it will elect to apply the practical expedients. The Company is in the process of adopting ASU 2016-02, with its project team compiling an inventory of its leases that will be impacted by the adoption of ASU 2016-02. The Company continues to assess the impact of adopting ASU 2016-02. However, the Company will account for operating leases under which it is the lessor on its balance sheet in a manner similar to its current accounting with the underlying leased asset recognized as real estate. The Company expects that executory costs and certain other non-lease components will need to be accounted for separately from the lease component of the lease with the lease component continuing to be recognized on a straight-line basis over the lease term and the executory costs and certain other non-lease components being accounted for under the new revenue recognition guidance in ASU 2014-09. For leases in which the Company is the lessee, primarily consisting of ground leases, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense over the term of the lease. In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, the Company will no longer be able to capitalize legal costs and internal leasing wages and instead will be required to expense these and other non-incremental costs as incurred.
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
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 also makes certain targeted improvements to simplify the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the potential impact that the adoption of ASU 2017-12 will have on its consolidated financial statements.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land	$4,880,331	$4,879,020
Land held for future development (1)	212,585	246,656
Buildings and improvements	12,155,126	11,890,626
Tenant improvements	2,186,953	2,060,315
Furniture, fixtures and equipment	37,612	32,687
Construction in progress	1,386,638	1,037,959
Total	20,859,245	20,147,263
Less: Accumulated depreciation	(4,484,798)	(4,222,235)
	$16,374,447	$15,925,028
_______________

(1)	Includes pre-development costs.

Boston Properties Limited Partnership
Real estate consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land	$4,775,955	$4,774,460
Land held for future development (1)	212,585	246,656
Buildings and improvements	11,848,024	11,581,795
Tenant improvements	2,186,953	2,060,315
Furniture, fixtures and equipment	37,612	32,687
Construction in progress	1,386,638	1,037,959
Total	20,447,767	19,733,872
Less: Accumulated depreciation	(4,394,077)	(4,136,364)
	$16,053,690	$15,597,508
_______________

(1)	Includes pre-development costs.
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
On August 24, 2017, the Company entered into a 15-year lease with the General Services Administration under which the Company will develop the new headquarters for the Transportation Security Administration (TSA). The TSA will occupy 100% of the approximately 623,000 net rentable square feet of Class A office space and a parking garage at 6595 Springfield Center Drive located in Springfield, Virginia. Concurrently with the execution of the lease, the Company commenced development of the project and expects the building to be available for occupancy by the fourth quarter of 2020.
On September 16, 2017, the Company completed and fully placed in-service 888 Boylston Street, a Class A office and retail project with approximately 417,000 net rentable square feet located in Boston, Massachusetts.
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

103 Carnegie Center contributed approximately $1.1 million of revenue and approximately ($0.1 million) of earnings to the Company for the period from May 15, 2017 through September 30, 2017.
Dispositions
On April 19, 2017, the Company completed the sale of an approximately 9.5-acre parcel of land at 30 Shattuck Road located in Andover, Massachusetts for a gross sale price of $5.0 million. Net cash proceeds totaled approximately $5.0 million, resulting in a gain on sale of real estate totaling approximately $3.7 million.
On June 13, 2017, the Company completed the sale of 40 Shattuck Road located in Andover, Massachusetts for a gross sale price of $12.0 million. Net cash proceeds totaled approximately $11.9 million, resulting in a gain on sale of real estate totaling approximately $28,000 for Boston Properties, Inc. and approximately $0.6 million for Boston Properties Limited Partnership. 40 Shattuck Road is an approximately 122,000 net rentable square foot Class A office property. 40 Shattuck Road contributed approximately $(28,000) of net loss to the Company for the period from January 1, 2017 through June 13, 2017 and contributed approximately $(33,000) and $(18,000) of net loss to the Company for the three and nine months ended September 30, 2016, respectively.

On August 30, 2017, the Company completed the sale of its Reston Eastgate property located in Reston, Virginia for a gross sale price of $14.0 million.  Net cash proceeds totaled approximately $13.2 million, resulting in a gain on sale of real estate totaling approximately $2.8 million. Reston Eastgate is a parcel of land containing approximately 21.7 acres located at 11011 Sunset Hills Road.
4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2017 and December 31, 2016:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			September 30, 2017	December 31, 2016
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(8,474)	$(8,134)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		2,537	2,004
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(10,747)	(10,564)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	40,158	41,605
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	18,771	20,539
540 Madison Venture LLC	540 Madison Avenue	60.0%		67,046	67,816
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(3,642)	(3,389)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,442	42,528
Podium Developer LLC	The Hub on Causeway	50.0%		55,917	29,869
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		25,811	20,803
Hotel Tower Developer LLC	The Hub on Causeway - Hotel	50.0%		1,596	933
1265 Main Office JV LLC	1265 Main Street	50.0%		4,686	4,779
BNY Tower Holdings LLC	Dock 72 at the Brooklyn Navy Yard	50.0%	(6)	67,901	33,699
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		263,834	510,623
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%	(6)	21,101	N/A
				$588,937	$753,111
 _______________

(1)
Investments with deficit balances aggregating approximately $22.9 million and $22.1 million at September 30, 2017 and December 31, 2016, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

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

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Real estate and development in process, net	$1,716,447	$1,519,217
Other assets	374,484	297,263
Total assets	$2,090,931	$1,816,480
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$1,411,401	$865,665
Other liabilities	86,971	67,167
Members’/Partners’ equity	592,559	883,648
Total liabilities and members’/partners’ equity	$2,090,931	$1,816,480
Company’s share of equity	$291,029	$450,662
Basis differentials (1)	297,908	302,449
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$588,937	$753,111
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At September 30, 2017 and December 31, 2016, there was an aggregate basis differential of approximately $324.4 million and $328.8 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $22.9 million and $22.1 million at September 30, 2017 and December 31, 2016, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Total revenue (1)	$55,516	$49,002	$166,139	$125,039
Expenses
Operating	23,128	21,753	67,310	54,779
Depreciation and amortization	16,440	12,038	44,973	30,306
Total expenses	39,568	33,791	112,283	85,085
Operating income	15,948	15,211	53,856	39,954
Other expense
Interest expense	13,088	8,400	31,815	25,172
Net income	$2,860	$6,811	$22,041	$14,782

Company’s share of net income	$2,909	$3,179	$11,576	$6,830
Basis differential (2)	(2,066)	(1,715)	(4,541)	(1,341)
Income from unconsolidated joint ventures	$843	$1,464	$7,035	$5,489
 _______________

(1)
Includes straight-line rent adjustments of approximately $5.1 million and $5.2 million for the three months ended September 30, 2017 and 2016, respectively, and $16.4 million and $11.0 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)
Includes straight-line rent adjustments of approximately $0.7 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million and $0.5 million for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $0.5 million for the nine months ended September 30, 2017 and 2016, respectively.

On July 10, 2017, the Company acquired an additional 0.2% interest in the unconsolidated joint venture that owns Colorado Center located in Santa Monica, California for approximately $2.1 million in cash. Following the acquisition, the Company owns a 50% interest in the joint venture. The Company continues to account for the joint venture under the equity method of accounting as there were no changes to the rights of the members as a result of the acquisition. On July 28, 2017, the unconsolidated joint venture obtained mortgage financing collateralized by the property totaling $550.0 million. The mortgage financing bears interest at a fixed rate of 3.56% per annum and matures on August 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The joint venture distributed to the partners the net proceeds from the financing totaling $502.0 million, of which the Company’s share was $251.0 million. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,118,000 net rentable square feet with an underground parking garage for 3,100 vehicles.
On August 7, 2017, the Company entered into a joint venture with The Bernstein Companies to develop an approximately 722,000 net rentable square foot (subject to adjustment based on finalized building design) build-to-suit Class A office building and below-grade parking garage at 7750 Wisconsin Avenue in Bethesda, Maryland. The joint venture entered into a lease agreement with an affiliate of Marriott International, Inc. under which Marriott will lease 100% of the office building and garage for a term of 20 years, and the building will serve as Marriott’s new worldwide headquarters. Marriott has agreed to fund 100% of the related tenant improvement costs and leasing commissions for the office building. The Company will serve as co-development manager for the venture and expects to commence construction in 2018. The Company and The Bernstein Companies each own a 50% interest in the joint venture. For its initial contribution, The Bernstein Companies contributed land with an initial fair value of $72.0 million and cash and improvements aggregating approximately $4.9 million. The Company contributed cash and improvements aggregating approximately $20.8 million for its initial contribution, of which $11.0 million was distributed to The Bernstein Companies. In addition, the Company was required to fund $25.0 million into an escrow account to be used by the joint venture to fund future development costs. See also Note 7.
On September 6, 2017, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $204.6 million collateralized by its Hub on Causeway development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions.  As of September 30, 2017, the venture had not drawn any funds under the loan. The Hub on Causeway is an approximately 385,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts. In connection with the construction financing, the Company obtained the right to complete the construction of the garage underneath the project being developed by an affiliate of its joint venture partner and obtain funding from the garage construction lender.  The Company agreed to guaranty completion of the garage to the construction lender and an affiliate of its partner agreed to reimburse the Company for the partner’s share of any payments made under the guaranty.
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
Based on Boston Properties Limited Partnership’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, (2) the alternate base rate margin is zero basis points for each of the Revolving Facility and Delayed Draw Facility and (3) the facility fee on the Revolving Facility commitment is 0.15% per annum.
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
At September 30, 2017, there were no outstanding interest rate swap contracts. 767 Fifth Partners LLC’s interest rate swap contracts consisted of the following at December 31, 2016 (dollars in thousands):

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

The following table presents the location in the financial statements of the gains (losses) recognized related to the Company’s cash flow hedges for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amount of gain (loss) related to the effective portion recognized in other comprehensive loss	$—	$5,712	$(6,133)	$(85,285)
Amount of loss related to the effective portion subsequently reclassified to earnings	$(1,665)	$(1,190)	$(4,368)	$(2,445)
Amount of loss related to the ineffective portion and amount excluded from effectiveness testing	$—	$(140)	$—	$(140)
Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$(52,251)
Effective portion of interest rate contracts	(6,133)
Amortization of interest rate contracts	4,368
Other comprehensive loss attributable to noncontrolling interests	2,220
Balance at September 30, 2017	$(51,796)

Balance at December 31, 2015	$(14,114)
Effective portion of interest rate contracts	(85,285)
Amortization of interest rate contracts	2,445
Other comprehensive loss attributable to noncontrolling interests	23,011
Balance at September 30, 2016	$(73,943)
Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$(60,853)
Effective portion of interest rate contracts	(6,133)
Amortization of interest rate contracts	4,368
Other comprehensive loss attributable to noncontrolling interests	2,272
Balance at September 30, 2017	$(60,346)

Balance at December 31, 2015	$(18,337)
Effective portion of interest rate contracts	(85,285)
Amortization of interest rate contracts	2,445
Other comprehensive loss attributable to noncontrolling interests	16,134
Balance at September 30, 2016	$(85,043)

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $9.1 million.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. From time to time, under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, the partners will be entitled to an additional promoted interest or payments. See also Note 8.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2017, the maximum funding obligation under the guarantee was approximately $222.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of September 30, 2017, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns a fee from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of September 30, 2017, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements. See also Note 4.
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014 and 2015, the Company received distributions of approximately $7.7 million and $8.1 million, respectively. On July 5, 2016, the Company received a fourth interim distribution totaling approximately $1.4 million. On May 19, 2017, the Company received a fifth interim distribution totaling approximately $0.4 million, leaving a remaining claim of approximately $27.6 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at September 30, 2017.

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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2017, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,812,329 OP Units, 816,982 LTIP Units (including 118,067 2012 OPP Units, 85,405 2013 MYLTIP Units and 25,107 2014 MYLTIP Units), 366,618 2015 MYLTIP Units, 473,360 2016 MYLTIP Units and 400,000 2017 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2017, 492,617 OP Units were presented by the holders for redemption (including 33,466 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At September 30, 2017, Boston Properties Limited Partnership had outstanding 366,618 2015 MYLTIP Units, 473,360 2016 MYLTIP Units and 400,000 2017 MYLTIP Units. Prior to the applicable measurement date (February 4, 2018 for 2015 MYLTIP Units, February 9, 2019 for 2016 MYLTIP Units and February 6, 2020 for 2017 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 29, 2017	October 31, 2017	$0.75	$0.075
June 30, 2017	July 31, 2017	$0.75	$0.075
March 31, 2017	April 28, 2017	$0.75	$0.075
December 31, 2016	January 30, 2017	$0.75	$0.075

A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at September 30, 2017 was approximately $2.2 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $122.88 per share on September 30, 2017.
Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable partnership units of Boston Properties Limited Partnership for the nine months ended September 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$2,262,040
Contributions	31,465
Net income	40,350
Distributions	(40,292)
Conversion of redeemable partnership units	(16,812)
Unearned compensation	(5,194)
Cumulative effect of a change in accounting principle	(1,763)
Accumulated other comprehensive income	52
Adjustment to reflect redeemable partnership units at redemption value	(103,556)
Balance at September 30, 2017	$2,166,290

Balance at December 31, 2015	$2,286,689
Contributions	31,492
Net income	42,120
Distributions	(35,500)
Conversion of redeemable partnership units	(5,881)
Unearned compensation	(10,072)
Accumulated other comprehensive loss	(6,877)
Adjustment to reflect redeemable partnership units at redemption value	151,545
Balance at September 30, 2016	$2,453,516
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at September 30, 2017 and $1.5 billion at December 31, 2016, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company shall earn a preferred return equal to LIBOR plus 3.00% per annum and shall be payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of September 30, 2017, the Company had contributed an aggregate of approximately $15.2 million of preferred equity to the venture. Also, under the agreement, (1) the partner has the right to cause the Company to purchase the partner’s interest after the defined stabilization date and (2) the Company has the right to acquire the partner’s interest on the third anniversary of the stabilization date, in each case at an agreed upon purchase price or appraised value; provided, however, if certain return thresholds are achieved the partner will be entitled to an additional promoted interest.
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
The following table reflects the activity of the noncontrolling interests in property partnerships for the nine months ended September 30, 2017 and 2016 (in thousands):

Balance at December 31, 2016	$1,530,647
Capital contributions (1)	147,772
Net income	33,967
Accumulated other comprehensive loss	(2,272)
Distributions	(41,439)
Balance at September 30, 2017	$1,668,675

Balance at December 31, 2015	$1,574,400
Capital contributions	5,417
Net income	53
Accumulated other comprehensive loss	(16,134)
Distributions	(38,694)
Balance at September 30, 2016	$1,525,042
 _______________

(1)
Includes the contribution of the remaining unpaid principal balance of the members’ notes payable totaling $109,576 to equity in the consolidated entity that owns 767 Fifth Avenue (the General Motors Building).

9. Stockholders’ Equity / Partners’ Capital
As of September 30, 2017, Boston Properties, Inc. had 154,322,266 shares of Common Stock outstanding.
As of September 30, 2017, Boston Properties, Inc. owned 1,719,516 general partnership units and 152,602,750 limited partnership units of Boston Properties Limited Partnership.
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
During the nine months ended September 30, 2017, Boston Properties, Inc. issued 492,617 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.

The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2017:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 29, 2017	October 31, 2017	$0.75	$0.75
June 30, 2017	July 31, 2017	$0.75	$0.75
March 31, 2017	April 28, 2017	$0.75	$0.75
December 31, 2016	January 30, 2017	$0.75	$0.75
Preferred Stock
As of September 30, 2017, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2017:

Record Date	Payment Date	Dividend (Per Share)
November 3, 2017	November 15, 2017	$32.8125
August 4, 2017	August 15, 2017	$32.8125
May 5, 2017	May 15, 2017	$32.8125
February 3, 2017	February 15, 2017	$32.8125

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

	Three months ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$117,337	154,355	$0.76
Allocation of undistributed earnings to participating securities	(7)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$117,330	154,355	$0.76
Effect of Dilutive Securities:
Stock Based Compensation	—	128	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$117,330	154,483	$0.76

	Three months ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$76,753	153,754	$0.50
Effect of Dilutive Securities:
Stock Based Compensation	—	382	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$76,753	154,136	$0.50

	Nine months ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$348,086	154,132	$2.26
Allocation of undistributed earnings to participating securities	(15)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$348,071	154,132	$2.26
Effect of Dilutive Securities:
Stock Based Compensation	—	212	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$348,071	154,344	$2.26

	Nine months ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$355,114	153,681	$2.31
Allocation of undistributed earnings to participating securities	(189)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$354,925	153,681	$2.31
Effect of Dilutive Securities:
Stock Based Compensation	—	290	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$354,925	153,971	$2.31
Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units required, and the 2015-2017 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,336,000 and 17,625,000 redeemable common units for the three months ended September 30, 2017 and 2016, respectively, and 17,517,000 and 17,672,000 redeemable common units for the nine months ended September 30, 2017 and 2016, respectively.

	Three months ended September 30, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,693	171,691	$0.77
Allocation of undistributed earnings to participating securities	(8)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,685	171,691	$0.77
Effect of Dilutive Securities:
Stock Based Compensation	—	128	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,685	171,819	$0.77

	Three months ended September 30, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$91,306	171,379	$0.53
Effect of Dilutive Securities:
Stock Based Compensation	—	382	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$91,306	171,761	$0.53

	Nine months ended September 30, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$395,199	171,649	$2.30
Allocation of undistributed earnings to participating securities	(17)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$395,182	171,649	$2.30
Effect of Dilutive Securities:
Stock Based Compensation	—	212	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$395,182	171,861	$2.30

	Nine months ended September 30, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$408,540	171,353	$2.38
Allocation of undistributed earnings to participating securities	(210)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$408,330	171,353	$2.38
Effect of Dilutive Securities:
Stock Based Compensation	—	290	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$408,330	171,643	$2.38

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
During the nine months ended September 30, 2017, Boston Properties, Inc. issued 37,414 shares of restricted common stock and Boston Properties Limited Partnership issued 111,488 LTIP Units and 400,000 2017 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2017 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the nine months ended September 30, 2017 were valued at approximately $4.9 million ($130.32 per share weighted-average). The LTIP Units granted were valued at approximately $13.3 million (approximately $119.52 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.14% and an expected price volatility of 28.0%. As the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation (See Note 2). Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units was approximately $7.5 million and $7.1 million for the three months ended September 30, 2017 and 2016, respectively, and $25.6 million and $23.6 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, there was (1) an aggregate of approximately $22.8 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units, 2013 MYLTIP Units and 2014 MYLTIP Units and (2) an aggregate of approximately $24.7 million of unrecognized compensation expense related to unvested 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.
12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three and nine months ended September 30, 2017 and 2016.

Boston Properties, Inc.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$117,337	$76,753	$348,086	$355,114
Add:
Preferred dividends	2,625	2,589	7,875	7,796
Noncontrolling interest—common units of Boston Properties Limited Partnership	13,402	9,387	40,350	42,120
Noncontrolling interests in property partnerships	14,340	(17,225)	33,967	53
Interest expense	92,032	104,641	282,709	314,953
Losses from interest rate contracts	—	140	—	140
Depreciation and amortization expense	152,164	203,748	463,288	516,371
Impairment loss	—	1,783	—	1,783
Transaction costs	239	249	572	1,187
General and administrative expense	25,792	25,165	84,319	79,936
Less:
Gains on sales of real estate	2,891	12,983	6,791	80,606
Gains (losses) from early extinguishments of debt	—	(371)	14,354	(371)
Gains from investments in securities	944	976	2,716	1,713
Interest and other income	1,329	3,628	3,447	6,657
Income from unconsolidated joint ventures	843	1,464	7,035	5,489
Development and management services revenue	10,811	6,364	24,648	18,586
Net Operating Income	$401,113	$382,186	$1,202,175	$1,206,773

Boston Properties Limited Partnership

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,693	$91,306	$395,199	$408,540
Add:
Preferred distributions	2,625	2,589	7,875	7,796
Noncontrolling interests in property partnerships	14,340	(17,225)	33,967	53
Interest expense	92,032	104,641	282,709	314,953
Losses from interest rate contracts	—	140	—	140
Depreciation and amortization expense	150,210	198,582	457,102	507,234
Impairment loss	—	1,783	—	1,783
Transaction costs	239	249	572	1,187
General and administrative expense	25,792	25,165	84,319	79,936
Less:
Gains on sales of real estate	2,891	12,983	7,368	82,775
Gains (losses) from early extinguishments of debt	—	(371)	14,354	(371)
Gains from investments in securities	944	976	2,716	1,713
Interest and other income	1,329	3,628	3,447	6,657
Income from unconsolidated joint ventures	843	1,464	7,035	5,489
Development and management services revenue	10,811	6,364	24,648	18,586
Net Operating Income	$401,113	$382,186	$1,202,175	$1,206,773
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, interest expense, losses from interest rate contracts, depreciation and amortization expense, impairment loss, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains (losses) from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, noncontrolling interests, gains on sales of real estate, interest expense, losses from interest rate contracts, gains (losses) from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures, depreciation and amortization expense, impairment loss, transaction costs, general and administrative expenses and development and management services revenue are not included in Net Operating Income as internal reporting addresses these items on a corporate level.

The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Office, Residential and Hotel.
Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$196,687	$242,071	$87,162	$103,622	$629,542
Residential	1,228	—	—	3,067	4,295
Hotel	13,064	—	—	—	13,064
Total	210,979	242,071	87,162	106,689	646,901
% of Grand Totals	32.61%	37.43%	13.47%	16.49%	100.00%
Rental Expenses:
Office	76,086	95,775	26,792	37,111	235,764
Residential	512	—	—	1,065	1,577
Hotel	8,447	—	—	—	8,447
Total	85,045	95,775	26,792	38,176	245,788
% of Grand Totals	34.60%	38.97%	10.90%	15.53%	100.00%
Net operating income	$125,934	$146,296	$60,370	$68,513	$401,113
% of Grand Totals	31.40%	36.47%	15.05%	17.08%	100.00%
For the three months ended September 30, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$183,975	$237,262	$80,235	$100,666	$602,138
Residential	1,227	—	—	3,145	4,372
Hotel	12,354	—	—	—	12,354
Total	197,556	237,262	80,235	103,811	618,864
% of Grand Totals	31.92%	38.34%	12.96%	16.78%	100.00%
Rental Expenses:
Office	71,254	95,073	26,037	33,973	226,337
Residential	1,141	—	—	1,082	2,223
Hotel	8,118	—	—	—	8,118
Total	80,513	95,073	26,037	35,055	236,678
% of Grand Totals	34.02%	40.17%	11.00%	14.81%	100.00%
Net operating income	$117,043	$142,189	$54,198	$68,756	$382,186
% of Grand Totals	30.62%	37.21%	14.18%	17.99%	100.00%

For the nine months ended September 30, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$573,883	$735,485	$257,286	$309,225	$1,875,879
Residential	3,520	—	—	8,941	12,461
Hotel	33,859	—	—	—	33,859
Total	611,262	735,485	257,286	318,166	1,922,199
% of Grand Totals	31.80%	38.27%	13.38%	16.55%	100.00%
Rental Expenses:
Office	225,502	280,569	77,204	108,044	691,319
Residential	1,552	—	—	3,211	4,763
Hotel	23,942	—	—	—	23,942
Total	250,996	280,569	77,204	111,255	720,024
% of Grand Totals	34.86%	38.97%	10.72%	15.45%	100.00%
Net operating income	$360,266	$454,916	$180,082	$206,911	$1,202,175
% of Grand Totals	29.97%	37.84%	14.98%	17.21%	100.00%
For the nine months ended September 30, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$540,850	$773,077	$235,076	$300,742	$1,849,745
Residential	3,578	—	—	8,931	12,509
Hotel	33,919	—	—	—	33,919
Total	578,347	773,077	235,076	309,673	1,896,173
% of Grand Totals	30.50%	40.77%	12.40%	16.33%	100.00%
Rental Expenses:
Office	210,695	272,620	75,412	101,514	660,241
Residential	2,174	—	—	3,255	5,429
Hotel	23,730	—	—	—	23,730
Total	236,599	272,620	75,412	104,769	689,400
% of Grand Totals	34.32%	39.54%	10.94%	15.20%	100.00%
Net operating income	$341,748	$500,457	$159,664	$204,904	$1,206,773
% of Grand Totals	28.32%	41.47%	13.23%	16.98%	100.00%

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
Overview
BXP is a fully integrated, self-administered and self-managed REIT and one of the largest owners, managers and developers of primarily Class A office properties in the United States. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. Our properties are concentrated in five markets - Boston, Los Angeles, New York, San Francisco and Washington, DC. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and operate properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Historically, this combination has tended to reduce our exposure in down cycles and enhance revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets, our relationships with local brokers, our reputation as a premier developer, owner and operator of Class A office properties, our financial strength and our ability to maintain high building standards provide us with a competitive advantage.
Outlook
Economic growth in the United States continues to be tepid yet consistent resulting in a slight decrease in the unemployment rate in October 2017 to 4.1%. The Federal Reserve has increased interest rates three times since December 2016 with indications of more increases to come, yet interest rates remain relatively low by historical standards. Given the pace of GDP growth, low inflation and the uncertainty associated with Federal Reserve fiscal policy and tax reform, we do not expect a sharp increase in long-term interest rates and expect reasonably healthy operating and financial market conditions to continue.

In this economic climate, we continue to focus on:

•	ensuring tenant satisfaction;

•	leasing available space in our in-service and development properties, as well as focusing on sizable future lease expirations well in advance;

•	completing the construction of our development and redevelopment properties;

•
continuing and completing the redevelopment and repositioning of several key properties to increase future revenues and asset values over the long-term, despite the adverse impact on near-term revenue and earnings;

•
maintaining discipline in our underwriting of investment opportunities by (1) seeking significant pre-leasing commitments before beginning new construction, and (2) targeting acquisition activity in non-stabilized assets near innovation centers where we see the best prospects for overall growth and our operational expertise can create value; and

•	managing our near-term debt maturities and maintaining our conservative balance sheet.
During the third quarter of 2017, we signed leases across our portfolio totaling approximately 2.6 million square feet, which is higher than our trailing 10-year historical quarterly average of 1.4 million, and commenced revenue recognition on approximately 1.3 million square feet of leases in second-generation space. Of these second-generation leases, approximately 1.0 million square feet had been vacant for less than one year and, in the aggregate, they had a slight increase in net rental obligations of approximately 2%. The muted increase in net rents was primarily due to two lease renewals in our New York region and one lease renewal in our Washington, DC region. Across our portfolio we continue to experience increases in construction costs, which generally result in increased tenant allowances and costs to build out tenant spaces. However, this quarter’s statistics include several larger renewals with lower tenant allowance costs resulting in total transaction costs per square foot that do not reflect this trend. The overall occupancy of our in-service properties decreased to 90.2% at September 30, 2017 from 90.8% at June 30, 2017 due mainly to expected lease expirations at our 399 Park Avenue property.
Our investment strategy remains mostly unchanged. Other than possible acquisitions of value-add assets, such as those requiring lease-up or repositioning like Colorado Center in Santa Monica, California, we intend to continue to invest primarily in higher yielding new developments with significant pre-leasing commitments and redevelopment opportunities rather than lower yielding acquisitions of stabilized assets for which demand and pricing remain strong.
Our development activity remains vibrant. During the third quarter, we commenced development on two new build-to-suit office headquarters projects for Marriott International, Inc. and the Transportation Security Administration (TSA). We expect these office buildings to consist of an aggregate of approximately 1.4 million square feet and we expect our share of the estimated development costs to total approximately $525 million. In addition, during the third quarter we completed and fully placed in-service 888 Boylston Street, a Class A office and retail project with approximately 417,000 square feet located within our Prudential Center complex in Boston, Massachusetts. Including leases with future commencement dates, the project is 93% leased.
As of September 30, 2017, our development pipeline consists of eleven development/redevelopment projects representing approximately 5.7 million net rentable square feet. Our share of the total budgeted cost for these projects is approximately $3.1 billion, of which approximately $1.4 billion remained to be invested as of September 30, 2017. As of November 2, 2017, approximately 75% of the commercial space in these development projects is pre-leased.
During the third quarter, we further enhanced our liquidity through two secured debt financings aggregating $754.6 million in gross commitments with the $550 million mortgage financing placed on Colorado Center located in Santa Monica, California and a $204.6 million construction commitment collateralized by our Hub on Causeway development project located in Boston, Massachusetts. As a result of the Colorado Center financing the joint venture distributed $502.0 million to the partners, of which our share was $251.0 million. We own a 50% interest in Colorado Center and the Hub on Causeway joint ventures.
Given the relatively low interest rates currently available to us in the debt markets, we may elect to supplement our liquidity position to provide additional capacity to fund our remaining capital requirements for existing development and redevelopment projects, refinance debt before maturity and pursue other attractive investment opportunities. Depending on the type and timing of financing, raising capital may result in us carrying additional cash and cash equivalents pending our use of the proceeds.
The same factors that create challenges to acquiring assets present opportunities for us to continue to review our portfolio to identify properties as potential sales candidates because they may no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. We expect to sell a modest number of non-core assets in 2017, subject to market conditions.

A brief overview of each of our markets follows.
Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. The Boston Central Business District (“CBD”) submarket continues to be driven by lease expirations from traditional financial and professional services tenants and a steady flow of new technology companies moving into the CBD. We made significant progress leasing the vacant space at our 200 Clarendon Street property by signing approximately 167,000 square feet of leases during the third quarter, and we have signed a lease for an additional approximately 60,000 square feet during October 2017. Our most active leasing opportunity is at the first phase of our Hub on Causeway development project with negotiations ongoing for approximately 140,000 of the 175,000 square feet of office space that is not yet leased. We expect to complete the development of this phase of the project in 2019.
The Cambridge office market continues to generate strong rental rates. Our approximately 1.6 million square foot in-service office portfolio in Cambridge is dominated by large users and is 100% occupied. Our suburban Waltham/Lexington submarket continues to strengthen due to the organic growth of our existing tenant base and other tenants in the market looking for space to accommodate their expanding workforces. One example of this is a build-to-suit proposal for 50-60% of our 200,000 square foot CityPoint project. If completed, we would commence construction in early 2018 for delivery in late 2019.
Los Angeles
Our Colorado Center joint venture asset in Santa Monica, California is approximately 93.7% leased, including leases with future commencement dates, as of September 30, 2017. In our first year of ownership, our approach to property management, leasing and commitment to invest capital has transformed this once under-leased asset into a top-tier property in the marketplace. As a result, on July 28, 2017, the joint venture, in which we have a 50% interest, placed a $550.0 million, 10-year mortgage on this previously unencumbered asset. We continue to execute on our repositioning plans and are currently working with local permitting authorities to commence construction on an amenities enhancement project in late 2017.
We are committed to growing our presence and portfolio in the Los Angeles market and expect to continue to underwrite investment opportunities in this market while maintaining our disciplined investment approach.
New York
Our overall expectations for the midtown Manhattan office market and the leasing activity in our portfolio are generally consistent with recent quarters. New supply continues to come into the market in the form of new deliveries and large lease expirations. As a result, tenants have increasing options, and therefore we do not expect significant growth in office rents in the near-term, and we are experiencing higher tenant concessions. However, we are encouraged, in the third quarter, by continued leasing by tenants of high-end space at rental rates in excess of $100 per square foot. As expected, our New York City portfolio occupancy decreased to 90.0% as of September 30, 2017 from 92.9% as of June 30, 2017 due mainly to lease expirations at 399 Park Avenue. We signed a full-floor lease and have good activity on the remaining space with tours and proposals. We do not expect revenue from replacement tenants to begin prior to 2019.
During the third quarter, we completed a lease renewal with Aramis (Estee Lauder) at 767 Fifth Avenue (the General Motors Building). They are currently an approximately 295,000 square foot tenant and have committed to a minimum of 220,000 square feet with a right to expand. This transaction limits the available space in the building for the next several years. In addition, on November 1, 2017, we completed a long-term lease renewal with Ann Taylor at Times Square Tower for their 2020 lease expiration.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the United States. We continue to benefit from this strength as evidenced by the approximately 170,000 square feet of second generation leases that commenced during the third quarter of 2017, which have been vacant for less than one year and provide an average increase in net rental obligations of approximately 24.3%.
Our near-term leasing focus remains on the lease up of Salesforce Tower, for which we signed leases totaling approximately 350,000 square feet in 2017. As of November 2, 2017, Salesforce Tower is 87% leased. We are in lease negotiations for another five floors totaling approximately 152,000 square feet which, if signed, would bring the project to approximately 98% leased and tour activity remains active. We received our temporary certificate of occupancy during the third quarter 2017 and expect the first tenant to occupy this building in January 2018.

Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive primarily because there has been no significant increase in demand, yet supply has increased. Outside of the district, our Reston Town Center properties are approximately 97.3% leased, and leasing activity is healthy for our available and near-term expiring space.
Our development activities are active as we secured two significant commitments during the third quarter of 2017 aggregating approximately 1.4 million square feet of new build-to-suit projects - Marriott’s worldwide headquarters in Bethesda, Maryland, and the new headquarters for the Transportation Security Administration (TSA) in Springfield, Virginia. In addition, we are working to secure anchor tenancies for four tenant requirements totaling approximately 2.1 million square feet, which would support the construction of four additional projects - two in Washington, DC and two in Reston, Virginia.
The table below details the leasing activity during the three and nine months ended September 30, 2017:

	Three months ended September 30, 2017	Nine months ended September 30, 2017
	(Square Feet)
Vacant space available at the beginning of the period	3,952,331	4,196,275
Property dispositions/properties taken out of service	—	(115,289)
Properties acquired vacant space	—	15,944
Properties placed in-service	303,861	386,599
Leases expiring or terminated during the period	1,523,017	3,628,613
Total space available for lease	5,779,209	8,112,142
1st generation leases	225,125	302,578
2nd generation leases with new tenants	624,427	2,064,896
2nd generation lease renewals	671,715	1,486,726
Total space leased (1)	1,521,267	3,854,200
Vacant space available for lease at the end of the period	4,257,942	4,257,942

Leases executed during the period, in square feet (2)	2,565,971	4,058,416

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,296,142	3,551,622
Weighted Average Lease Term	93 Months	95 Months
Weighted Average Free Rent Period	102 Days	111 Days
Total Transaction Costs Per Square Foot (4)	$43.66	$54.48
Increase in Gross Rents (5)	1.34%	10.44%
Increase in Net Rents (6)	1.54%	15.97%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2017.

(2)
Represents leases executed during the three and nine months ended September 30, 2017 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and nine months ended September 30, 2017 is 263,439 and 673,055, respectively.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,296,142 and 3,551,622 square feet of second generation leases that commenced during the three and nine months ended September 30, 2017, respectively, leases for 1,032,703 and 2,878,567 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,005,495 and 2,641,599 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2017, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,005,495 and 2,641,599 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2017, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Transactions during the three months ended September 30, 2017 included the following:
Development activities

•
On August 7, 2017, we entered into a joint venture with The Bernstein Companies to develop an approximately 722,000 net rentable square foot (subject to adjustment based on finalized building design) build-to-suit Class A office building and below-grade parking garage at 7750 Wisconsin Avenue in Bethesda, Maryland. The joint venture entered into a lease agreement with an affiliate of Marriott International, Inc., under which Marriott will lease 100% of the office building and garage for a term of 20 years, and the building will serve as Marriott’s new worldwide headquarters. Marriott has agreed to fund 100% of the related tenant improvement costs and leasing commissions for the office building. We will serve as co-development manager for the venture and expect to commence construction in 2018. We and The Bernstein Companies each own a 50% interest in the joint venture. (See Notes 4 and 7 to the Consolidated Financial Statements).

•
On August 24, 2017, we entered into a 15-year lease with the General Services Administration under which we will develop the new headquarters for the TSA. The TSA will occupy 100% of the approximately 623,000 net rentable square feet of Class A office space and a parking garage at 6595 Springfield Center Drive located in Springfield, Virginia. Concurrently with the execution of the lease, we commenced development of the project and expect the building to be available for occupancy by the fourth quarter of 2020.

•
On September 16, 2017, we completed and fully placed in-service 888 Boylston Street, a Class A office and retail project with approximately 417,000 net rentable square feet located in Boston, Massachusetts. The property is 93% leased.

Acquisition and disposition activities

•
On August 30, 2017, we completed the sale of our Reston Eastgate property located in Reston, Virginia for a gross sale price of $14.0 million.  Net cash proceeds totaled approximately $13.2 million, resulting in a gain on sale of real estate totaling approximately $2.8 million. Reston Eastgate is a parcel of land containing approximately 21.7 acres located at 11011 Sunset Hills Road.

Joint venture activities

•
On July 10, 2017, we acquired an additional 0.2% interest in the unconsolidated joint venture that owns Colorado Center located in Santa Monica, California for approximately $2.1 million in cash. Following the acquisition, we own a 50% interest in the joint venture.

Capital markets activities

•
On July 28, 2017, a joint venture in which we own a 50% interest obtained mortgage financing collateralized by its Colorado Center property located in Santa Monica, California totaling $550.0 million. The mortgage financing bears interest at a fixed rate of 3.56% per annum and matures on August 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The joint venture distributed $502.0 million to the partners, of which our share was $251.0 million. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,118,000 net rentable square feet with an underground parking garage for 3,100 vehicles.

•
On September 6, 2017, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $204.6 million collateralized by its Hub on Causeway development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions.  As of September 30, 2017, the venture had not drawn any funds under the loan. The Hub on Causeway is an approximately 385,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts.

There were no transactions completed subsequent to September 30, 2017.
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
Results of Operations for the Nine Months Ended September 30, 2017 and 2016
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $7.0 million and $13.3 million for the nine months ended September 30, 2017 compared to 2016, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to net operating income and net income attributable to Boston Properties Limited Partnership common unitholders to net operating income for the nine months ended September 30, 2017 and 2016 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$348,086	$355,114	$(7,028)	(1.98)%
Preferred dividends	7,875	7,796	79	1.01%
Net Income Attributable to Boston Properties, Inc.	355,961	362,910	(6,949)	(1.91)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	40,350	42,120	(1,770)	(4.20)%
Noncontrolling interests in property partnerships	33,967	53	33,914	63,988.68%
Net Income	430,278	405,083	25,195	6.22%
Gains on sales of real estate	6,791	80,606	(73,815)	(91.58)%
Income Before Gains on Sales of Real Estate	423,487	324,477	99,010	30.51%
Other Expenses:
Add:
Losses from interest rate contracts	—	140	(140)	(100.00)%
Interest expense	282,709	314,953	(32,244)	(10.24)%
Other Income:
Less:
Gains (losses) from early extinguishments of debt	14,354	(371)	14,725	3,969.00%
Gains from investments in securities	2,716	1,713	1,003	58.55%
Interest and other income	3,447	6,657	(3,210)	(48.22)%
Income from unconsolidated joint ventures	7,035	5,489	1,546	28.17%
Operating Income	678,644	626,082	52,562	8.40%
Other Expenses:
Add:
Depreciation and amortization expense	463,288	516,371	(53,083)	(10.28)%
Impairment loss	—	1,783	(1,783)	(100.00)%
Transaction costs	572	1,187	(615)	(51.81)%
General and administrative expense	84,319	79,936	4,383	5.48%
Other Revenue:
Less:
Development and management services revenue	24,648	18,586	6,062	32.62%
Net Operating Income	$1,202,175	$1,206,773	$(4,598)	(0.38)%

Boston Properties Limited Partnership

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$395,199	$408,540	$(13,341)	(3.27)%
Preferred distributions	7,875	7,796	79	1.01%
Net Income Attributable to Boston Properties Limited Partnership	403,074	416,336	(13,262)	(3.19)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	33,967	53	33,914	63,988.68%
Net Income	437,041	416,389	20,652	4.96%
Gains on sales of real estate	7,368	82,775	(75,407)	(91.10)%
Income Before Gains on Sales of Real Estate	429,673	333,614	96,059	28.79%
Other Expenses:
Add:
Losses from interest rate contracts	—	140	(140)	(100.00)%
Interest expense	282,709	314,953	(32,244)	(10.24)%
Other Income:
Less:
Gains (losses) from early extinguishments of debt	14,354	(371)	14,725	3,969.00%
Gains from investments in securities	2,716	1,713	1,003	58.55%
Interest and other income	3,447	6,657	(3,210)	(48.22)%
Income from unconsolidated joint ventures	7,035	5,489	1,546	28.17%
Operating Income	684,830	635,219	49,611	7.81%
Other Expenses:
Add:
Depreciation and amortization expense	457,102	507,234	(50,132)	(9.88)%
Impairment loss	—	1,783	(1,783)	(100.00)%
Transaction costs	572	1,187	(615)	(51.81)%
General and administrative expense	84,319	79,936	4,383	5.48%
Other Revenue:
Less:
Development and management services revenue	24,648	18,586	6,062	32.62%
Net Operating Income	$1,202,175	$1,206,773	$(4,598)	(0.38)%

At September 30, 2017 and September 30, 2016, we owned or had interests in a portfolio of 177 and 174 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is necessarily meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2017 and 2016 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment and Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, noncontrolling interests, losses from interest rate contracts, interest expense, depreciation and amortization expense, impairment losses, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains (losses) from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our financial condition and results of operations because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., for other investment activity). In addition, because of historical cost accounting and useful life estimates, depreciation and amortization expense may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2016 and owned and in-service through September 30, 2017. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2016 or disposed of on or prior to September 30, 2017. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2017 and 2016 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio			Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2017	2016	Increase/ (Decrease)	% Change	2017	2016	2017	2016	2017		2016	2017	2016	2017	2016	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,793,037	$1,737,375	$55,662	3.20%	$50,727	$30,682	$5,447	$2,447	$3,520		$17,220	$846	$3,231	$1,853,577	$1,790,955	$62,622	3.50%
Termination Income	23,730	59,681	(35,951)	(60.24)%	—	—	—	—	(1,428)		(892)	—	—	22,302	58,789	(36,487)	(62.06)%
Total Rental Revenue	1,816,767	1,797,056	19,711	1.10%	50,727	30,682	5,447	2,447	2,092		16,328	846	3,231	1,875,879	1,849,744	26,135	1.41%
Real Estate Operating Expenses	664,110	641,839	22,271	3.47%	14,640	7,476	1,320	565	10,560		8,834	689	1,526	691,319	660,240	31,079	4.71%
Net Operating Income (Loss), excluding residential and hotel	1,152,657	1,155,217	(2,560)	(0.22)%	36,087	23,206	4,127	1,882	(8,468)	—	7,494	157	1,705	1,184,560	1,189,504	(4,944)	(0.42)%
Residential Net Operating Income (1)	7,691	7,703	(12)	(0.16)%	—	—	—	—	7		(623)	—	—	7,698	7,080	618	8.73%
Hotel Net Operating Income (1)	9,917	10,189	(272)	(2.67)%	—	—	—	—	—		—	—	—	9,917	10,189	(272)	(2.67)%
Net Operating Income (Loss) (1)	$1,170,265	$1,173,109	$(2,844)	(0.24)%	$36,087	$23,206	$4,127	$1,882	$(8,461)		$6,871	$157	$1,705	$1,202,175	$1,206,773	$(4,598)	(0.38)%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Residential Net Operating Income for the nine months ended September 30, 2017 and 2016 is comprised of Residential Revenue of $12,461 and $12,509, less Residential Expenses of $4,763 and $5,429, respectively. Hotel Net Operating Income for the nine months ended September 30, 2017 and 2016 is comprised of Hotel Revenue of $33,859 and $33,919 less Hotel Expenses of $23,942 and $23,730, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $55.7 million for the nine months ended September 30, 2017 compared to 2016. The increase was primarily the result of an increase in revenue from our leases and parking and other income of approximately $54.0 million and $3.2 million, respectively, partially offset by a decrease in other tenant recoveries of approximately $1.5 million. Rental revenue from our leases increased approximately $54.0 million as a result of our average revenue per square foot increasing by approximately $2.02, which contributed approximately $54.8 million, partially offset by a decrease of approximately $0.8 million due to a decrease in average occupancy from 91.58% to 91.53%.
Termination Income
Termination income decreased by approximately $36.0 million for the nine months ended September 30, 2017 compared to 2016.
Termination income for the nine months ended September 30, 2017 related to twenty-nine tenants across the Same Property Portfolio and totaled approximately $23.7 million, of which approximately $14.2 million and $5.1 million related to tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building) and 399 Park Avenue, respectively. Both of these buildings are located in New York City. In addition, we received the fifth interim distribution from our unsecured creditor's claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 7 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $1.0 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive.
Termination income for the nine months ended September 30, 2016 related to thirty tenants across the Same Property Portfolio and totaled approximately $59.7 million, of which approximately $58.8 million was from our New York region. On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million. The remaining approximately $12.4 million of termination income from the New York region was primarily related to negotiated early releases with three other tenants. In addition, during the nine months ended September 30, 2016, we received the fourth interim distribution from our unsecured creditor’s claim against Lehman Brothers, Inc. of approximately $1.4 million (See Note 7 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $22.3 million for the nine months ended September 30, 2017 compared to 2016 due primarily to increases in real estate taxes and other real estate operating expenses of approximately $15.8 million, or 5.1%, and $6.5 million, or 1.9%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2016 through September 30, 2017. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $20.0 million and $7.2 million, respectively, for the nine months ended September 30, 2017 compared to 2016 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,818	$27,716	$24,938	$2,778	$6,871	$5,568	$1,303
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	4,195	2,576	1,619	1,024	1,066	(42)
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,460	8,661	3,002	5,659	2,563	789	1,774
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	—	(8)	8	225	34	191
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,000	10,155	174	9,981	3,957	19	3,938
			1,340,536	$50,727	$30,682	$20,045	$14,640	$7,476	$7,164
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2016 and September 30, 2017. Rental revenue and real estate operating expenses increased by approximately $3.0 million and $0.8 million, respectively for the nine months ended September 30, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
3625-3635 Peterson Way	April 22, 2016	218,366	$4,395	$2,447	$1,948	$876	$565	$311
103 Carnegie Center	May 15, 2017	96,332	1,052	—	1,052	444	—	444
		314,698	$5,447	$2,447	$3,000	$1,320	$565	$755
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2016 and September 30, 2017. Rental revenue decreased by approximately $14.2 million and real estate operating expenses increased by approximately $1.7 million, from our Properties in Development or Redevelopment Portfolio for the nine months ended September 30, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$1,350	$10,707	$(9,357)	$6,562	$6,100	$462
191 Spring Street (2)	December 29, 2016	160,000	—	2,652	(2,652)	2,821	1,511	1,310
145 Broadway (3)	April 6, 2017	79,616	742	2,969	(2,227)	1,177	1,223	(46)
		459,616	$2,092	$16,328	$(14,236)	$10,560	$8,834	$1,726
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes termination income of approximately $(1.4) million and $(0.9) million for the nine months ended September 30, 2017 and 2016, respectively. In addition, real estate operating expense includes demolition costs of approximately $5.4 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively.

(2)	Real estate operating expenses for the nine months ended September 30, 2017 includes approximately $2.8 million of demolition costs.

(3)
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. Real estate operating expenses for the nine months ended September 30, 2017 includes approximately $0.8 million of demolition costs.

In addition, during the nine months ended September 30, 2017 and 2016, we had approximately $(7,000) and $0.6 million, respectively, of demolition costs related to our Proto Kendall Square residential development project.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2016 and September 30, 2017. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $2.4 million and $0.8 million, respectively, for the nine months ended September 30, 2017 compared to 2016 as detailed below.

				Rental Revenue					Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2017		2016		Change	2017	2016	Change
				(dollars in thousands)
415 Main Street	February 1, 2016	Office	231,000	$—		$1,675		$(1,675)	$—	$412	$(412)
30 Shattuck Road	April 19, 2017	Land	N/A	—		—		—	14	35	(21)
40 Shattuck Road	June 13, 2017	Office	122,000	846		1,556		(710)	599	981	(382)
Reston Eastgate	August 30, 2017	Land	N/A	—		—		—	76	98	(22)
			353,000	$846	—	$3,231	—	$(2,385)	$689	$1,526	$(837)
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $12,000 for the nine months ended September 30, 2017 compared to 2016.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the nine months ended September 30, 2017 and 2016.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average Monthly Rental Rate (1)	$4,248	$4,150	2.4%	$2,391	$2,375	0.7%
Average Rental Rate Per Occupied Square Foot	$4.71	$4.59	2.6%	$2.63	$2.61	0.8%
Average Physical Occupancy (2)	94.4%	96.3%	(2.0)%	93.8%	94.2%	(0.4)%
Average Economic Occupancy (3)	95.3%	97.3%	(2.1)%	92.9%	94.1%	(1.3)%
___________

(1)	Average Monthly Rental Rate is defined as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as (1) the average number of occupied units divided by (2) the total number of units, expressed as a percentage.

(3)
Average Economic Occupancy is defined as (1) total possible revenue less vacancy loss divided by (2) total possible revenue, expressed as a percentage. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.3 million for the nine months ended September 30, 2017 compared to 2016, which was partially due to the hotel undergoing a rooms renovation project on all of its 437 rooms that was completed during the nine months ended September 30, 2017. We expect our hotel to contribute between $13 million and $15 million to net operating income for 2017 and 2018.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2017 and 2016.

	2017	2016	Percentage Change
Occupancy	81.0%	82.2%	(1.5)%
Average daily rate	$273.96	$269.10	1.8%
Revenue per available room, REVPAR	$221.98	$221.28	0.3%
Other Operating Income and Expense Items
Development and Management Services
Development and management services revenue increased by an aggregate of approximately $6.1 million for the nine months ended September 30, 2017 compared to 2016. Development and management services revenue increased by approximately $3.6 million and $2.5 million, respectively. The increase in development revenue is primarily related to an approximately $2.5 million development fee we received as a result of a third-party terminating their development agreement with us. The remaining increase in the development fees earned was from a third-party development agreement in the Boston region and from our New York unconsolidated joint venture that is developing Dock 72 in Brooklyn, New York. Management services revenue increased primarily due to property management fees we earned from our unconsolidated joint venture, that acquired Colorado Center in Santa Monica, California on July 1, 2016, as well as an increase in service income that we earned from our tenants in our New York region. We expect our development and management services revenue to contribute between $32 million and $34 million for 2017 and between $29 million and $34 million for 2018.
General and Administrative
General and administrative expense increased by approximately $4.4 million for the nine months ended September 30, 2017 compared to 2016 primarily due to compensation expense and other general and administrative expenses increasing by approximately $3.5 million and $0.9 million, respectively. The increase in compensation expense was primarily related to (1) an approximately $1.0 million increase in the value of our deferred compensation plan, (2) an approximately $2.2 million difference between the unrecognized expense remaining from the 2014 MYLTIP Units compared to the expense that was recognized during the nine months ended September 30, 2017 for the newly issued 2017 MYLTIP Units (See Notes 8 and 11 to the Consolidated Financial Statements) and (3) an increase in other compensation related expenses of approximately $0.9 million. These increases were partially offset by an increase in capitalized wages of approximately $0.6 million. The increase in capitalized wages is shown as a decrease in general and administrative expense as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to the write-off of the remaining fees associated with BXP’s ATM stock offering program that expired on June 3, 2017 and an increase in other professional fees. We expect our general and administrative expenses to be between $110 million and $115 million for 2017 and between $115 million and $120 million for 2018.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the nine months ended September 30, 2017 and 2016 were approximately $13.6 million and $13.0 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.6 million for the nine months ended September 30, 2017 compared to 2016. This decrease was primarily related to the acquisition of 3625-3635 Peterson Way in Santa Clara, California, which was completed on April 22, 2016, and the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center in Santa Monica, California on July 1, 2016. In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions. However, in January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”) and we chose to early adopt it during the first quarter of 2017. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business and as such we expect we will no longer be required to expense transaction costs for acquisitions or costs related to the successful acquisition of a property (See Note 2 to the Consolidated Financial Statements).

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
Boston Properties, Inc.
Depreciation and amortization expense decreased by approximately $53.1 million for the nine months ended September 30, 2017 compared to 2016, as detailed below.

	Depreciation and Amortization Expense for the nine months ended September 30,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$445,553	$454,110	$(8,557)
Properties Placed in-Service Portfolio	10,881	5,741	5,140
Properties Acquired Portfolio	3,658	1,719	1,939
Properties in Development or Redevelopment Portfolio (1)	2,924	54,093	(51,169)
Properties Sold Portfolio	272	708	(436)
	$463,288	$516,371	$(53,083)
___________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $50.8 million, including $3.2 million related to the step-up of real estate assets, of accelerated depreciation expense for the portion of the complex demolished.

Boston Properties Limited Partnership
Depreciation and amortization expense decreased by approximately $50.1 million for the nine months ended September 30, 2017 compared to 2016, as detailed below.

	Depreciation and Amortization Expense for the nine months ended September 30,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$439,367	$448,155	$(8,788)
Properties Placed in-Service Portfolio	10,881	5,741	5,140
Properties Acquired Portfolio	3,658	1,719	1,939
Properties in Development or Redevelopment Portfolio (1)	2,924	50,911	(47,987)
Properties Sold Portfolio	272	708	(436)
	$457,102	$507,234	$(50,132)
___________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $47.6 million of accelerated depreciation expense for the portion of the complex demolished.
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures increased by approximately $1.5 million for the nine months ended September 30, 2017 compared to 2016 due primarily to an increase in our share of net income from Colorado Center in Santa Monica, California, which we acquired on July 1, 2016, partially offset by a decrease in our share of net income from our Annapolis Junction and 540 Madison Avenue joint ventures. The decrease in our share of net income from our Annapolis Junction joint venture is primarily due to a decrease in occupancy and an increase in interest expense related to Annapolis Junction Building One’s mortgage loan having an event of default and, commencing October 17, 2016, being charged interest at the default interest rate. The decrease in net income from our 540 Madison Avenue joint venture was primarily related to an increase in interest expense as the mortgage loan that encumbers the property bears interest at a variable rate. On July 28, 2017, the joint venture that owns Colorado Center obtained mortgage loan financing, the result of which increased interest expense, which reduced the net income for the joint venture. For additional information pertaining to the Annapolis Junction Building One mortgage loan refer to “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”
Interest and Other Income
Interest and other income decreased by approximately $3.2 million for the nine months ended September 30, 2017 compared to 2016 due primarily to decreases in other income and interest income of approximately $3.0 million and $0.2 million, respectively. During the nine months ended September 30, 2017, the decrease in other income was primarily due to an approximately $1.3 million tax credit that we received from our Washington, DC region and approximately $1.7 million related to the sale of historic tax credits at The Lofts at Atlantic Wharf in Boston, Massachusetts. Both of these items did not recur during 2017.
On October 20, 2010, we closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of The Lofts at Atlantic Wharf in Boston, Massachusetts. The HTC Investor has contributed an aggregate of approximately $15 million to the project. As part of its contribution, the HTC Investor received substantially all of the benefits derived from the tax credits. Beginning in July 2012 through July 2016, we recognized the cash received as revenue over the five-year tax credit recapture period as defined in the Internal Revenue Code.
Gains (Losses) from Early Extinguishments of Debt
On June 7, 2017, our consolidated entity in which we have a 60% ownership interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City completed the refinancing of approximately $1.6 billion of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed interest rate of 3.43% per annum and matures on June 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The extinguished debt bore interest at a weighted-average rate of approximately 5.96% per annum, an effective GAAP interest rate of approximately 3.03% per annum and was scheduled to mature on October 7, 2017. There was no prepayment penalty associated with the repayment of the prior indebtedness. We recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment.
On April 24, 2017, BPLP entered into the 2017 Credit Facility (See Note 5 to the Consolidated Financial Statements). Certain lenders, under the prior credit facility, chose to not participate in the 2017 Credit Facility and as such we recognized a loss on early extinguishment of debt of approximately $0.3 million related to the acceleration of finance fees associated with the prior credit agreement.
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
Gains from Investments in Securities
Gains from investments in securities for the nine months ended September 30, 2017 and 2016 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2017 and 2016, we recognized gains of approximately $2.7 million and $1.7 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $2.7 million and $1.7 million during the nine months ended September 30, 2017 and 2016, respectively, as a result of an increase in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.
Interest Expense
Interest expense decreased by approximately $32.2 million for the nine months ended September 30, 2017 compared to 2016 as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2017 compared to September 30, 2016
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	$20,797
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building) (1)	10,251
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	1,953
Utilization of the Unsecured Line of Credit as well as an increase in capacity due to the execution of the 2017 Credit Facility (1)	1,879
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	1,036
Other interest expense (excluding senior notes)	203
Total increases to interest expense	36,119
Decreases to interest expense due to:
Repayment of mortgage financings (2)	(44,900)
Increase in capitalized interest (3)	(14,330)
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (4)	(9,133)
Total decreases to interest expense	(68,363)
Total change in interest expense	$(32,244)
___________

(1)	See Note 5 to the Consolidated Financial Statements.

(2)	Includes the repayment of the mortgage loans collateralized Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(3)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(4)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $16.3 million and $25.4 million for the nine months ended September 30, 2017 and 2016, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 5 and 8 to the Consolidated Financial Statements).

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2017 and 2016 was approximately $43.3 million and $29.0 million, respectively. These costs are not included in the interest expense referenced above.
We estimate net interest expense, which includes debt extinguishment costs, will be between $355 million to $360 million for 2017 and between $375 million to $390 million for 2018. For both years, these amounts are net of approximately $50 million to $60 million of estimated capitalized interest. In addition, if we refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, realize the acceleration of amortized costs, and our actual interest expense may differ materially from the estimates above.
At September 30, 2017, our variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility, of which no amount was outstanding at September 30, 2017. For a summary of our consolidated debt as of September 30, 2017 and September 30, 2016 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $73.8 million for the nine months ended September 30, 2017 compared to 2016, respectively, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	—	(1)
Reston Eastgate	August 30, 2017	Land	N/A	14.0	13.2	2.8
				$31.0	$30.1	$6.5	(2)
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$60.8
Broad Run Business Park	August 16, 2016	Land	N/A	18.0	17.9	13.0
				$123.4	$122.8	$73.8	(3)
___________

(1)	The gain on sale of real estate for this property was $28,000.

(2)
Excludes approximately $58,000 and $0.1 million of gains on sale of real estate recognized during the nine months ended September 30, 2017 related to a previously deferred gain amount from 2016 and 2015 sales, respectively.

(3)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the nine months ended September 30, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $75.4 million for the nine months ended September 30, 2017 compared to 2016, respectively, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	0.6
Reston Eastgate	August 30, 2017	Land	N/A	14.0	13.2	2.8
				$31.0	$30.1	$7.1	(1)
2016
415 Main Street	February 1, 2016	Office	231,000	$105.4	$104.9	$63.0
Broad Run Business Park	August 16, 2016	Land	N/A	18.0	17.9	13.0
				$123.4	$122.8	$76.0	(2)
___________

(1)
Excludes approximately $58,000 and $0.1 million of gains on sale of real estate recognized during the nine months ended September 30, 2017 related to a previously deferred gain amount from 2016 and 2015 sales, respectively.

(2)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the nine months ended September 30, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $33.9 million for the nine months ended September 30, 2017 compared to 2016 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2017	2016	Change
	(in thousands)
Salesforce Tower	$(355)	$(3)	$(352)
767 Fifth Avenue (the General Motors Building) (1)	(1,779)	(15,477)	13,698
Times Square Tower	20,002	20,110	(108)
601 Lexington Avenue (2)	6,597	(14,221)	20,818
100 Federal Street	2,483	2,683	(200)
Atlantic Wharf Office	7,019	6,961	58
	$33,967	$53	$33,914
___________

(1)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. Prior to this quarter, the net loss allocation was primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $16.3 million and $25.4 million for the nine months ended September 30, 2017 and 2016, respectively. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 5 and 8 to the Consolidated Financial Statements).

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

Noncontrolling interest - Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership decreased by approximately $1.8 million for the nine months ended September 30, 2017 compared to 2016 due primarily to decreases in allocable income and in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2017 and 2016
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $40.6 million and $41.4 million for the three months ended September 30, 2017 compared to 2016, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended September 30, 2017 and 2016. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50.

Boston Properties, Inc.

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$117,337	$76,753	$40,584	52.88%
Preferred dividends	2,625	2,589	36	1.39%
Net Income Attributable to Boston Properties, Inc.	119,962	79,342	40,620	51.20%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	13,402	9,387	4,015	42.77%
Noncontrolling interests in property partnerships	14,340	(17,225)	31,565	183.25%
Net Income	147,704	71,504	76,200	106.57%
Gains on sales of real estate	2,891	12,983	(10,092)	(77.73)%
Income Before Gains on Sales of Real Estate	144,813	58,521	86,292	147.45%
Other Expenses:
Add:
Losses from interest rate contracts	—	140	(140)	(100.00)%
Losses from early extinguishments of debt	—	371	(371)	(100.00)%
Interest expense	92,032	104,641	(12,609)	(12.05)%
Other Income:
Less:
Gains from investments in securities	944	976	(32)	(3.28)%
Interest and other income	1,329	3,628	(2,299)	(63.37)%
Income from unconsolidated joint ventures	843	1,464	(621)	(42.42)%
Operating Income	233,729	157,605	76,124	48.30%
Other Expenses:
Add:
Depreciation and amortization expense	152,164	203,748	(51,584)	(25.32)%
Impairment loss	—	1,783	(1,783)	(100.00)%
Transaction costs	239	249	(10)	(4.02)%
General and administrative expense	25,792	25,165	627	2.49%
Other Revenue:
Less:
Development and management services revenue	10,811	6,364	4,447	69.88%
Net Operating Income	$401,113	$382,186	$18,927	4.95%

Boston Properties Limited Partnership

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$132,693	$91,306	$41,387	45.33%
Preferred distributions	2,625	2,589	36	1.39%
Net Income Attributable to Boston Properties Limited Partnership	135,318	93,895	41,423	44.12%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	14,340	(17,225)	31,565	183.25%
Net Income	149,658	76,670	72,988	95.20%
Gains on sales of real estate	2,891	12,983	(10,092)	(77.73)%
Income Before Gains on Sales of Real Estate	146,767	63,687	83,080	130.45%
Other Expenses:
Add:
Losses from interest rate contracts	—	140	(140)	(100.00)%
Losses from early extinguishments of debt	—	371	(371)	(100.00)%
Interest expense	92,032	104,641	(12,609)	(12.05)%
Other Income:
Less:
Gains from investments in securities	944	976	(32)	(3.28)%
Interest and other income	1,329	3,628	(2,299)	(63.37)%
Income from unconsolidated joint ventures	843	1,464	(621)	(42.42)%
Operating Income	235,683	162,771	72,912	44.79%
Other Expenses:
Add:
Depreciation and amortization expense	150,210	198,582	(48,372)	(24.36)%
Impairment loss	—	1,783	(1,783)	(100.00)%
Transaction costs	239	249	(10)	(4.02)%
General and administrative expense	25,792	25,165	627	2.49%
Other Revenue:
Less:
Development and management services revenue	10,811	6,364	4,447	69.88%
Net Operating Income	$401,113	$382,186	$18,927	4.95%

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 148 properties totaling approximately 39.7 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to July 1, 2016 and owned and in-service through September 30, 2017. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after July 1, 2016 or disposed of on or prior to September 30, 2017. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2017 and 2016 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2017	2016	Increase/ (Decrease)	% Change	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$618,930	$599,451	$19,479	3.25%	$4,267	$174	$689	$—	$873	$2,233	$—	$450	$624,759	$602,308	$22,451	3.73%
Termination Income	4,740	836	3,904	466.99%	—	—	—	—	43	(1,006)	—	—	4,783	(170)	4,953	2,913.53%
Total Rental Revenue	623,670	600,287	23,383	3.90%	4,267	174	689	—	916	1,227	—	450	629,542	602,138	27,404	4.55%
Real Estate Operating Expenses	231,351	223,024	8,327	3.73%	1,674	53	269	—	2,452	2,920	18	340	235,764	226,337	9,427	4.17%
Net Operating Income (Loss), excluding residential and hotel	392,319	377,263	15,056	3.99%	2,593	121	420	—	(1,536)	(1,693)	(18)	110	393,778	375,801	17,977	4.78%
Residential Net Operating Income (1)	2,711	2,772	(61)	(2.20)%	—	—	—	—	7	(623)	—	—	2,718	2,149	569	26.48%
Hotel Net Operating Income (1)	4,617	4,236	381	8.99%	—	—	—	—	—	—	—	—	4,617	4,236	381	8.99%
Net Operating Income (Loss) (1)	$399,647	$384,271	$15,376	4.00%	$2,593	$121	$420	$—	$(1,529)	$(2,316)	$(18)	$110	$401,113	$382,186	$18,927	4.95%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Residential Net Operating Income for the three months ended September 30, 2017 and 2016 is comprised of Residential Revenue of $4,295 and $4,372, less Residential Expenses of $1,577 and $2,223, respectively. Hotel Net Operating Income for the three months ended September 30, 2017 and 2016 is comprised of Hotel Revenue of $13,064 and $12,354 less Hotel Expenses of $8,447 and $8,118, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $19.5 million for the three months ended September 30, 2017 compared to 2016. The increase was primarily the result of increases in revenue from our leases and parking and other income of approximately $18.9 million and $1.5 million partially offset by a decrease in other tenant recoveries of approximately $0.9 million. Rental revenue from our leases increased approximately $18.9 million as a result of our average revenue per square foot increasing by approximately $1.96, which contributed approximately $17.5 million, and an approximately $1.4 million increase due to our average occupancy increasing from 91.58% to 91.78%.
Termination Income
Termination income increased by approximately $3.9 million for the three months ended September 30, 2017 compared to 2016.
Termination income for the three months ended September 30, 2017 related to seventeen tenants across the Same Property Portfolio and totaled approximately $4.7 million, of which approximately $3.0 million is from tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building). This building is located in New York City.
Termination income for the three months ended September 30, 2016 related to nine tenants across the Same Property Portfolio and totaled approximately $0.8 million.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $8.3 million, or 3.7%, for the three months ended September 30, 2017 compared to 2016 due primarily to increases in real estate taxes and other real estate operating expenses of approximately $5.9 million, or 5.5%, and $2.4 million, or 2.1%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from July 1, 2016 through September 30, 2017. Rental revenue and real estate operating expenses increased by approximately $4.1 million and $1.6 million, respectively, for the three months ended September 30, 2017 compared to 2016 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	$—	$—	$—	$103	$34	$69
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,000	4,267	174	4,093	1,571	19	1,552
			490,258	$4,267	$174	$4,093	$1,674	$53	$1,621
Properties Acquired Portfolio
The table below lists the properties acquired between July 1, 2016 and September 30, 2017. Rental revenue and real estate operating expenses increased by approximately $0.7 million and $0.3 million, respectively for the three months ended September 30, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
103 Carnegie Center	May 25, 2017	96,332	$689	$—	$689	$269	$—	$269

Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between July 1, 2016 and September 30, 2017. Rental revenue and real estate operating expenses decreased by approximately $0.3 million and $0.5 million, for the three months ended September 30, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$916	$106	$810	$2,204	$2,133	$71
191 Spring Street (2)	December 29, 2016	160,000	—	197	(197)	233	482	(249)
145 Broadway (3)	April 6, 2017	79,616	—	924	(924)	15	305	(290)
		459,616	$916	$1,227	$(311)	$2,452	$2,920	$(468)
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes approximately $43,000 and $(1.0) million of termination income for the three months ended September 30, 2017 and September 30, 2016, respectively. In addition, real estate operating expenses includes approximately $1.8 million and $0.7 million of demolition costs for the three months ended September 30, 2017 and September 30, 2016, respectively.

(2)	Real estate operating expenses for the three months ended September 30, 2017 includes approximately $0.2 million of demolition costs.

(3)	On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts.
In addition, during the three months ended September 30, 2017 and September 30, 2016, we had approximately $(7,000) and $0.6 million of demolition costs related to our Proto Kendall Square residential development project.
Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2016 and September 30, 2017. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $0.5 million and $0.3 million, respectively, for the three months ended September 30, 2017 compared to 2016 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
30 Shattuck Road	April 19, 2017	Land	N/A	$—	$—	$—	$—	$11	$(11)
40 Shattuck Road	June 13, 2017	Office	122,000	—	450	(450)	—	297	(297)
Reston Eastgate	August 30, 2017	Land	N/A	—	—	—	18	32	(14)
			122,000	$—	$450	$(450)	$18	$340	$(322)

Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $61,000 for the three months ended September 30, 2017 compared to 2016.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended September 30, 2017 and 2016.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average Monthly Rental Rate (1)	$4,295	$4,146	3.6%	$2,418	$2,429	(0.5)%
Average Rental Rate Per Occupied Square Foot	$4.74	$4.63	2.4%	$2.68	$2.68	—%
Average Physical Occupancy (2)	94.2%	97.3%	(3.2)%	95.7%	95.6%	0.1%
Average Economic Occupancy (3)	95.5%	97.7%	(2.3)%	94.4%	95.6%	(1.3)%
___________

(1)	Average Monthly Rental Rate is defined as rental revenue in accordance with GAAP, divided by the weighted monthly average number of occupied units.

(2)	Average Physical Occupancy is defined as (1) the average number of occupied units divided by (2) the total number of units, expressed as a percentage.

(3)
Average Economic Occupancy is defined as (1) total possible revenue less vacancy loss divided by (2) total possible revenue, expressed as a percentage. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property's total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $0.4 million for the three months ended September 30, 2017 compared to 2016.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2017 and 2016.

	2017	2016	Percentage Change
Occupancy	90.3%	87.2%	3.6%
Average daily rate	$283.76	$279.03	1.7%
Revenue per available room, REVPAR	$256.32	$243.19	5.4%
Development and Management Services Revenue
Development and management services revenue increased by an aggregate of approximately $4.4 million for the three months ended September 30, 2017 compared to 2016. Development and management services revenue increased by approximately $3.5 million and $0.9 million, respectively. The increase in development revenue is primarily related to an approximately $2.5 million development fee we received as a result of a third-party terminating their development agreement with us. The remaining increase in the development fees earned was from a third-party development agreement in the Boston region and from our New York unconsolidated joint venture that is developing Dock 72 in Brooklyn, New York. Management services revenue increased primarily due to an increase in service income that we earned from our tenants in the New York region.
Operating Income and Expense Items
General and Administrative Expense
General and administrative expense increased by approximately $0.6 million for the three months ended September 30, 2017 compared to 2016 primarily due to compensation expense and other general and administrative expenses increasing by approximately $0.4 million and $0.2 million, respectively. The increase in compensation expense was primarily related to (1) an approximately $0.7 million difference between the unrecognized expense remaining from the 2014 MYLTIP Units compared to the expense that was recognized during the three months ended September 30, 2017 for the newly issued 2017 MYLTIP Units (See Notes 8 and 11 to the Consolidated Financial Statements) and (2) an increase in other compensation related expenses of approximately $0.2 million. These increases were partially offset by an increase in capitalized wages of approximately $0.5 million. The increase in capitalized wages is shown as a decrease in general and administrative expense as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to an increase in professional fees.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2017 and 2016 were approximately $4.7 million and $4.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.
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
Boston Properties, Inc.
Depreciation and amortization expense decreased by approximately $51.6 million for the three months ended September 30, 2017 compared to 2016, respectively, as detailed below.

	Depreciation and Amortization Expense for the three months ended September 30,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$150,367	$151,733	$(1,366)
Properties Placed in-Service Portfolio	1,059	8	1,051
Properties Acquired Portfolio	738	—	738
Properties in Development or Redevelopment Portfolio (1)	—	51,817	(51,817)
Properties Sold Portfolio	—	190	(190)
	$152,164	$203,748	$(51,584)
___________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $50.8 million, including $3.2 million related to the step-up of real estate assets, of accelerated depreciation expense for the portion of the complex demolished.

Boston Properties Limited Partnership
Depreciation and amortization expense decreased by approximately $48.4 million for the three months ended September 30, 2017 compared to 2016, respectively, as detailed below.

	Depreciation and Amortization Expense for the three months ended September 30,
	2017	2016	Change
	(in thousands)
Same Property Portfolio	$148,413	$149,749	$(1,336)
Properties Placed in-Service Portfolio	1,059	8	1,051
Properties Acquired Portfolio	738	—	738
Properties in Development or Redevelopment Portfolio (1)	—	48,635	(48,635)
Properties Sold Portfolio	—	190	(190)
	$150,210	$198,582	$(48,372)
___________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $47.6 million of accelerated depreciation expense for the portion of the complex demolished.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures decreased by approximately $0.6 million for the three months ended September 30, 2017 compared to 2016 due primarily to a decrease in our share of net income from our Annapolis Junction, 540 Madison Avenue and Colorado Center joint ventures. The decrease in our share of net income from our Annapolis Junction joint venture is primarily due to a decrease in occupancy and an increase in interest expense related to Annapolis Junction Building One’s mortgage loan having an event of default and, commencing October 17, 2016, being charged interest at the default interest rate. The decrease in net income from our 540 Madison Avenue joint venture was primarily related to an increase in interest expense as the mortgage loan that encumbers the property bears interest at a variable rate. On July 28, 2017, the joint venture that owns Colorado Center obtained mortgage loan financing, the result of which increased interest expense, which reduced the net income for the joint venture. For additional information pertaining to the Annapolis Junction Building One mortgage loan refer to “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”
Interest and Other Income
Interest and other income decreased by approximately $2.3 million for the three months ended September 30, 2017 compared to 2016 due primarily to a decrease in other income of approximately $3.0 million partially offset by an increase in interest income of approximately $0.7 million. During the three months ended September 30, 2017, the decrease in other income was primarily due to an approximately $1.3 million tax credit that we received from our Washington, DC region and approximately $1.7 million related to the sale of historic tax credits at The Lofts at Atlantic Wharf in Boston, Massachusetts. Both of these items did not recur during 2017.
On October 20, 2010, we closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of The Lofts at Atlantic Wharf in Boston, Massachusetts. The HTC Investor has contributed an aggregate of approximately $15 million to the project. As part of its contribution, the HTC Investor received substantially all of the benefits derived from the tax credits. Beginning in July 2012 through July 2016, we recognized the cash received as revenue over the five-year tax credit recapture period as defined in the Internal Revenue Code.

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
Gains from Investments in Securities
Gains from investments in securities for the three months ended September 30, 2017 and 2016 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended September 30, 2017 and 2016, we recognized gains of approximately $0.9 million and $1.0 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.9 million and $1.0 million during the three months ended September 30, 2017 and 2016, respectively, as a result of an increase in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.

Interest Expense
Interest expense decreased by approximately $12.6 million for the three months ended September 30, 2017 compared to 2016 as detailed below:

Component	Change in interest expense for the three months ended September 30, 2017 compared to September 30, 2016
(in thousands)
Increases to interest expense due to:
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building) (1)	$8,657
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	4,269
Utilization of the Unsecured Line of Credit as well as an increase in capacity due to the execution of the 2017 Credit Facility (1)	417
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	373
Other interest expense (excluding senior notes)	271
Total increases to interest expense	13,987
Decreases to interest expense due to:
Repayment of mortgage financings (2)	(11,032)
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (3)	(8,694)
Increase in capitalized interest (4)	(6,870)
Total decreases to interest expense	(26,596)
Total change in interest expense	$(12,609)
___________

(1)	See Note 5 to the Consolidated Financial Statements.

(2)	Includes the repayment of the mortgage loans collateralized by Embarcadero Center Four and 599 Lexington Avenue.

(3)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $8.7 million for the three months ended September 30, 2016. This amount was allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 5 and 8 to the Consolidated Financial Statements).

(4)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended September 30, 2017 and 2016 was approximately $16.7 million and $9.8 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2017, our variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility of which no amount was outstanding at September 30, 2017. For a summary of our consolidated debt as of September 30, 2017 and September 30, 2016 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $10.1 million for the three months ended September 30, 2017 compared to 2016, respectively, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2017
Reston Eastgate	August 30, 2017	Land	N/A	$14.0	$13.2	$2.8	(1)
2016
Broad Run Business Park	August 16, 2016	Land	N/A	$18.0	$17.9	$13.0
___________

(1)	Excludes approximately $58,000 of a gain on sale of real estate recognized during the three months ended September 30, 2017 related to a previously deferred gain amount from a 2016 sale.
Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $10.1 million for the three months ended September 30, 2017 compared to 2016, respectively, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2017
Reston Eastgate	August 30, 2017	Land	N/A	$14.0	$13.2	$2.8	(1)
2016
Broad Run Business Park	August 16, 2016	Land	N/A	$18.0	$17.9	$13.0
___________

(1)	Excludes approximately $58,000 of a gain on sale of real estate recognized during the three months ended September 30, 2017 related to a previously deferred gain amount from a 2016 sale.
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $31.6 million for the three months ended September 30, 2017 compared to 2016 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2017	2016	Change
	(in thousands)
Salesforce Tower	$(160)	$(3)	$(157)
767 Fifth Avenue (the General Motors Building) (1)	1,179	(5,938)	7,117
Times Square Tower	6,741	6,636	105
601 Lexington Avenue (2)	3,066	(21,141)	24,207
100 Federal Street	1,174	887	287
Atlantic Wharf Office	2,340	2,334	6
	$14,340	$(17,225)	$31,565
___________

(1)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. Prior to this quarter, the net loss allocation was primarily due to the partners’ share of the interest expense for the outside members’ notes payable, which was $8.7 million for the three months ended 2016. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 5 and 8 to the Consolidated Financial Statements).

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

Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership increased by approximately $4.0 million for the three months ended September 30, 2017 compared to 2016 due primarily to an increase in allocable income partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
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
The following table presents information on properties under construction and redevelopment as of September 30, 2017 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Estimated Future Equity Requirement (1)	Percentage Leased (2)
Office and Retail
Salesforce Tower (95% ownership)	Third Quarter, 2019	San Francisco, CA	1	1,400,000	913,515	1,073,500	170,160	87%	(3)
The Hub on Causeway (50% ownership)	Fourth Quarter, 2019	Boston, MA	1	385,000	46,272	141,870	—	42%	(4)
145 Broadway	Fourth Quarter, 2019	Cambridge, MA	1	485,000	70,097	375,000	304,903	98%
Dock 72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	70,335	204,900	9,565	33%	(5)
6595 Springfield Center Drive (TSA Headquarters)	Fourth Quarter, 2020	Springfield, VA	1	634,000	34,401	313,700	279,299	98%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Third Quarter, 2022	Bethesda, MD	1	740,000	11,206	211,100	199,894	100%	(6)
Total Office and Retail Properties under Construction			6	4,314,000	1,145,826	2,320,070	963,821	80%
Residential
Proto Kendall Square (280 units)	Second Quarter, 2019	Cambridge, MA	1	149,600	59,422	140,170	80,748	N/A
Proto Kendall Square - Retail			—	14,400	—	—	—	15%
Signature at Reston (508 units)	Second Quarter, 2020	Reston, VA	1	490,000	171,649	234,854	63,205	N/A
Signature at Reston - Retail			—	24,600	—	—	—	81%
MacArthur Station Residences (402 units)	Fourth Quarter, 2021	Oakland, CA	1	324,000	3,133	263,600	260,467	N/A	(7)
Total Residential Properties under Construction			3	1,002,600	234,204	638,624	404,420	57%
Redevelopment Properties
191 Spring Street	Fourth Quarter, 2018	Lexington, MA	1	160,000	30,221	53,920	23,699	49%
One Five Nine East 53rd Street (55% ownership)	Fourth Quarter, 2019	New York, NY	—	220,000	52,171	106,000	53,829	—%	(8)
Total Redevelopment Properties under Construction			1	380,000	82,392	159,920	77,528	21%
Total Properties under Construction and Redevelopment			10	5,696,600	$1,462,422	$3,118,614	$1,445,769	75%
___________

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $64.2 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of November 2, 2017, including leases with future commencement dates and excluding residential units.

(3)
Under the joint venture agreement, if the project is funded with 100% equity, we have agreed to fund 50% of our partner’s equity requirement, structured as preferred equity. We expect to fund approximately $25.4 million at a rate of LIBOR plus 3.0% per annum and receive priority distributions from all distributions to our partner until the principal and interest are repaid. As of September 30, 2017, we had contributed an aggregate of approximately $15.2 million of preferred equity to the venture.

(4)	This development has a $102.3 million (our share) construction facility. As of September 30, 2017, no amounts have been drawn under this facility.

(5)	This development has a $125 million (our share) construction facility. As of September 30, 2017, no amounts have been drawn under this facility.

(6)	Rentable square feet is an estimate based on current building design.

(7)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(8)	The low-rise portion of 601 Lexington Avenue.

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
Material adverse changes in one or more sources of capital may adversely affect our net cash flows. Such changes, in turn, could adversely affect our ability to fund operating expenses, dividends and distributions, debt service payments, maintenance and repositioning capital expenditures and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s 2017 Credit Facility and unsecured senior notes.
Our primary uses of capital will be the completion of our current development and redevelopment projects. As of September 30, 2017, our share of the remaining development and redevelopment costs that we expect to fund through 2022 is approximately $1.4 billion. During the third quarter, we further enhanced our liquidity through two secured debt financings aggregating $754.6 million in gross commitments with the $550 million mortgage financing placed on Colorado Center located in Santa Monica, California and a $204.6 million construction commitment collateralized by our Hub on Causeway development project located in Boston, Massachusetts. As a result of the Colorado Center financing the joint venture distributed $502.0 million to the partners, of which our share was $251.0 million. We own a 50% interest in Colorado Center and the Hub on Causeway joint ventures.
With approximately $486 million of cash and cash equivalents and approximately $2.0 billion available under the 2017 Credit Facility, as of November 2, 2017, we have sufficient capital to complete these projects. We believe that our strong liquidity, including our availability under BPLP’s 2017 Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. In addition, on June 2, 2017 we renewed BXP’s $600.0 million ATM stock offering program for a period of three years. We have not sold any shares under this ATM stock offering program.
Given the relatively low interest rates currently available to us in the debt markets, we may seek to enhance our liquidity to provide sufficient capacity to meet our debt obligations and to fund our remaining capital requirements on existing development projects, our foreseeable potential development activity and pursue attractive additional investment opportunities. Depending on interest rates and overall conditions in the debt markets, we may decide to access the debt markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds, and it would be dilutive to our earnings by increasing our net interest expense.
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
Cash and cash equivalents were approximately $0.5 billion and $0.4 billion at September 30, 2017 and 2016, respectively, representing an increase of approximately $0.1 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2017	2016	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$592,712	$743,785	$(151,073)
Net cash used in investing activities	(622,427)	(1,104,384)	481,957
Net cash provided by financing activities	165,856	56,204	109,652

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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2017 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures. Cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of development projects, tenant improvements and capital contributions to and distributions from unconsolidated joint ventures partially offset by the proceeds from the sale of real estate, as detailed below:

	Nine months ended September 30,
	2017	2016
	(in thousands)
Acquisitions of real estate (1)	$(15,953)	$(78,000)
Construction in progress (2)	(452,283)	(359,716)
Building and other capital improvements	(162,395)	(81,842)
Tenant improvements	(152,749)	(167,762)
Proceeds from sales of real estate (3)	29,810	122,750
Proceeds from sales of real estate placed in escrow (3)	(29,810)	(122,647)
Proceeds from sales of real estate released from escrow (3)	16,640	122,647
Cash released from escrow for investing activities	9,638	6,694
Cash released from escrow for land sale contracts	—	1,403
Cash placed in escrow for investment in unconsolidated joint venture (4)	(25,000)	—
Capital contributions to unconsolidated joint ventures (5)	(89,874)	(546,982)
Capital distributions from unconsolidated joint ventures (6)	251,000	—
Investments in securities, net	(1,451)	(929)
Net cash used in investing activities	$(622,427)	$(1,104,384)
___________

(1)	On May 15, 2017, we acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $16.0 million in cash, including transaction costs.
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash.

(2)
Construction in progress for the nine months ended September 30, 2017 includes ongoing expenditures associated with Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were fully placed in-service during the nine months ended September 30, 2017. In addition, we incurred costs associated with our continued development/redevelopment of Salesforce Tower, One Five Nine East 53rd Street (the low-rise portion of 601 Lexington Avenue), 191 Spring Street, 145 Broadway, 6595 Springfield Center Drive, and MacArthur Station Residences, Proto Kendall Square and Signature at Reston residential projects.

Construction in progress for the nine months ended September 30, 2016 includes ongoing expenditures associated with 601 Massachusetts Avenue, 804 Carnegie Center, 10 CityPoint, Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were partially or fully placed in-service during the nine months ended September 30, 2016. In addition, we incurred costs associated with our continued development of Salesforce Tower, One Five Nine East 53rd Street (the low-rise portion of 601 Lexington Avenue), and Proto Kendall Square and Signature at Reston residential projects.

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
On August 30, 2017, we completed the sale of our Reston Eastgate property located in Reston, Virginia for a gross sale price of $14.0 million.  Net cash proceeds totaled approximately $13.2 million.
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

(4)
On August 7, 2017, we deposited $25.0 million into an escrow account to be contributed by us to the unconsolidated joint venture that is developing 7750 Wisconsin Avenue to fund future development costs.

(5)
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2017 consisted primarily of cash contributions of approximately $34.2 million, $31.7 million and $21.4 million to our Dock 72, Hub on Causeway and 7750 Wisconsin Avenue joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2016 were primarily due to cash contributions of approximately $505.1 million, $15.3 million, $14.5 million and $11.8 million to our Colorado Center, Hub on Causeway, Dock72 and 1265 Main Street joint ventures, respectively. On July 1, 2016, we acquired a 49.8% interest in Colorado Center.

(6)
Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2017 consisted of a cash distribution of $251.0 million from our Colorado Center joint venture resulting from the proceeds of the new mortgage financing.

Cash provided by financing activities for the nine months ended September 30, 2017 totaled approximately $165.9 million. This consisted primarily of the net proceeds from the refinancing of the 767 Fifth Avenue (the General Motors Building) debt partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (dollars in thousands):

	September 30, 2017
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,322,266	154,322,266	$18,963,120
Common Operating Partnership Units	17,629,311	17,629,311	2,166,290	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (non-callable until March 27, 2018)	80,000	—	200,000
Total Equity		171,951,577	$21,329,410

Consolidated Debt			$10,234,634
Add:
BXP’s share of unconsolidated joint venture debt (3)			591,622
Subtract:
Partners’ share of Consolidated Debt (4)			(1,210,389)
BXP’s Share of Debt			$9,615,867

Consolidated Market Capitalization			$31,564,044
BXP’s Share of Market Capitalization			$30,945,277
Consolidated Debt/Consolidated Market Capitalization			32.42%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			31.07%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500.00 per share, values are based on the closing price per share of BXP’s Common Stock on September 30, 2017 of $122.88.

(2)
Includes 816,982 long-term incentive plan units (including 118,067 2012 OPP Units, 85,405 2013 MYLTIP Units and 25,107 2014 MYLTIP Units), but excludes an aggregate of 1,239,978 MYLTIP Units granted between 2015 and 2017.

(3)	See page 83 for additional information.

(4)	See page 82 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT industry. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:

(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 30, 2017, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2015, 2016 and 2017 MYLTIP Units are not included in this calculation as of September 30, 2017.
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
Debt Financing
As of September 30, 2017, we had approximately $10.2 billion of outstanding consolidated indebtedness, representing approximately 32.42% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.3 billion in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.21% per annum and maturities in 2018 through 2026; (2) $3.0 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.96% per annum and weighted-average term of 8.4 years.
The table below summarizes our mortgage notes payable, mezzanine notes payable and outside members’ notes payable and BPLP’s unsecured senior notes, line of credit and term loan as well as Consolidated Debt Financing Statistics at September 30, 2017 and September 30, 2016. Because the outside members’ notes payable are allocated to the partners, they are not included in the Consolidated Debt Financing Statistics.

	September 30,
	2017	2016
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,982,067	$2,077,707
Unsecured senior notes, net	7,252,567	7,243,767
Unsecured line of credit	—	—
Unsecured term loan	—	—
Mezzanine notes payable	—	307,448
Outside members’ notes payable	—	180,000
Consolidated Debt	10,234,634	9,808,922
Add:
BXP’s share of unconsolidated joint venture debt (1)	591,622	350,225
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,210,389)	(847,483)
Partners’ share of consolidated mezzanine notes payable	—	(122,979)
Outside members’ notes payable	—	(180,000)
BXP’s Share of Debt	$9,615,867	$9,008,685

	September 30,
	2017	2016
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	100.00%
Variable rate	—%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.13%	4.06%
Variable rate	—%	—%
Total	4.13%	4.06%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	4.02%	4.50%
Variable rate	—%	—%
Total	4.02%	4.50%
Weighted-average maturity at end of period (in years):
Fixed rate	6.1	5.2
Variable rate	—	—
Total	6.1	5.2
_______________

(1)	See page 83 for additional information.

(2)	See page 82 for additional information.

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
As of September 30, 2017 and November 2, 2017, we had no borrowings and outstanding letters of credit totaling approximately $1.6 million outstanding under the 2017 Credit Facility, with the ability to borrow approximately $2.0 billion.
Unsecured Senior Notes, Net
The following summarizes the unsecured senior notes outstanding as of September 30, 2017 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
7 Year Unsecured Senior Notes	3.700%	3.853%	$850,000	November 15, 2018
10 Year Unsecured Senior Notes	5.875%	5.967%	700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(16,810)
Deferred financing costs, net			(30,623)
Total			$7,252,567
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2017, BPLP was in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2017:

Properties	Stated Interest Rate	GAAP Interest Rate(1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$32,944	$(274)	$32,670	N/A		January 15, 2021
University Place	6.94%	6.99%	7,896	(49)	7,847	N/A		August 1, 2021
			40,840	(323)	40,517	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(33,829)	2,266,171	906,468	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	676,885	(1,506)	675,379	303,921	(5)	April 10, 2022
			2,976,885	(35,335)	2,941,550	1,210,389
Total			$3,017,725	$(35,658)	$2,982,067	$1,210,389
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions.

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2017, the maximum funding obligation under the guarantee was approximately $222.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Notes 5 and 7 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Ten of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2017, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $1.4 billion (of which our proportionate share is approximately $591.6 million). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2017. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	2.73%	2.90%	$120,000	$(187)	$119,813	$71,888	(2)(3)	June 5, 2018
Market Square North	50%	5.75%	5.81%	121,707	(252)	121,455	60,727		October 1, 2020
Annapolis Junction Building One	50%	6.99%	7.16%	39,549	(41)	39,508	19,751	(4)	March 31, 2018
Annapolis Junction Building Six	50%	3.49%	3.66%	13,751	(39)	13,712	6,856	(5)	November 17, 2018
Annapolis Junction Building Seven and Eight	50%	3.58%	3.86%	36,260	(223)	36,037	18,019	(6)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	39,910	(396)	39,514	19,757		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(992)	549,008	274,504	(2)	August 9, 2027
Dock 72	50%	N/A	N/A	—	—	—	—	(2)(7)	December 18, 2020
The Hub on Causeway - Podium	50%	N/A	N/A	—	—	—	—	(2)(8)	September 6, 2021
500 North Capitol Street	30%	4.15%	4.20%	105,000	(335)	104,665	31,399	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(1,295)	223,705	55,926		January 5, 2025
Metropolitan Square	20%	5.75%	5.81%	164,240	(256)	163,984	32,795		May 5, 2020
Total				$1,415,417	$(4,016)	$1,411,401	$591,622
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

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

(8)
No amounts have been drawn under the $204.6 million construction facility. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions. In connection with the construction financing, we obtained the right to complete the construction of the garage underneath the project being developed by an affiliate of our joint venture partner and obtain funding from the garage construction lender.  We agreed to guaranty completion of the garage to the construction lender and an affiliate of our partner agreed to reimburse us for our partner’s share of any payments under the guaranty.

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
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders and net income (loss) attributable to Boston Properties Limited Partnership common unitholders, respectively, (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company's real estate across reporting periods and to the operating performance of other companies.
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

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$117,337	$76,753
Add:
Preferred dividends	2,625	2,589
Noncontrolling interest—common units of Boston Properties Limited Partnership	13,402	9,387
Noncontrolling interests in property partnerships	14,340	(17,225)
Less:
Gains on sales of real estate	2,891	12,983
Income before gains on sales of real estate	144,813	58,521
Add:
Depreciation and amortization	152,164	203,748
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,552)	(40,907)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	9,282	9,128
Corporate-related depreciation and amortization	(434)	(393)
Less:
Noncontrolling interests in property partnerships	14,340	(17,225)
Preferred dividends	2,625	2,589
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	270,308	244,733
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	27,293	25,169
FFO attributable to Boston Properties, Inc. common shareholders	$243,015	$219,564
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.90%	89.72%
Weighted-average shares outstanding—basic	154,355	153,754
Reconciliation to Diluted Funds from Operations:

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$270,308	171,691	$244,733	171,379
Effect of Dilutive Securities
Stock Based Compensation	—	128	—	382
Diluted FFO	270,308	171,819	244,733	171,761
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	27,272	17,336	25,113	17,625
Boston Properties, Inc.’s share of Diluted FFO (1)	$243,036	154,483	$219,620	154,136
 _______________

(1)	BXP’s share of diluted FFO was 89.91% and 89.74% for the three months ended September 30, 2017 and 2016, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,693	$91,306
Add:
Preferred distributions	2,625	2,589
Noncontrolling interests in property partnerships	14,340	(17,225)
Less:
Gains on sales of real estate	2,891	12,983
Income before gains on sales of real estate	146,767	63,687
Add:
Depreciation and amortization	150,210	198,582
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,552)	(40,907)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	9,282	9,128
Corporate-related depreciation and amortization	(434)	(393)
Less:
Noncontrolling interests in property partnerships	14,340	(17,225)
Preferred distributions	2,625	2,589
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$270,308	$244,733
Weighted-average units outstanding—basic	171,691	171,379
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units and vested 2014 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended September 30, 2017		Three months ended September 30, 2016
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$270,308	171,691	$244,733	171,379
Effect of Dilutive Securities
Stock Based Compensation	—	128	—	382
Diluted FFO	$270,308	171,819	$244,733	171,761

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
During the third quarter of 2017, we paid approximately $75.7 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $120 million of new tenant-related obligations associated with approximately 1.3 million square feet of second generation leases, or approximately $98 per square foot. In addition, we signed leases for approximately 1.3 million square feet of first generation space. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the third quarter of 2017, we signed leases for approximately 2.6 million square feet of space and incurred aggregate tenant-related obligations of approximately $180 million, or approximately $70 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net and our corresponding estimate of fair value as of September 30, 2017. Approximately $10.2 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date. At September 30, 2017, none of our borrowings bore interest at a variable rate.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2017	2018	2019	2020	2021	2022+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$2,782	$14,708	$15,745	$16,841	$36,346	$2,895,645	$2,982,067	$3,049,617
Average Interest Rate	5.04%	5.52%	5.53%	5.55%	6.61%	3.89%	3.96%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(2,216)	$841,285	$692,461	$692,962	$844,289	$4,183,786	$7,252,567	$7,533,164
Average Interest Rate	—	3.85%	5.97%	5.71%	4.29%	3.71%	4.21%
Variable Rate	—	—	—	—	—	—	—	—
	$566	$855,993	$708,206	$709,803	$880,635	$7,079,431	$10,234,634	$10,582,781

At September 30, 2017, the weighted-average coupon/stated rates on the fixed rate debt stated above was 4.02% per annum.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.

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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities. None.

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2017, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to employees pursuant to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, Boston Properties Limited Partnership issued an aggregate of approximately 3,381 common units to Boston Properties, Inc. in exchange for approximately $360,000, the aggregate proceeds of such common stock issuances, to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 6, 2017	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 6, 2017	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)