Form 10-K
period 2017-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2018-02-28
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Boston Properties, Inc.:    Yes  ☒    No  ☐        Boston Properties Limited Partnership:    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Boston Properties, Inc.:
Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐         Smaller reporting company  ☐
Emerging growth company  ☐
Boston Properties Limited Partnership:
Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒           Smaller reporting company  ☐
Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.
Boston Properties, Inc. ☐  Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the 154,033,136 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $18,949,156,391 based upon the last reported sale price of $123.02 per share on the New York Stock Exchange on June 30, 2017. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.)
As of February 22, 2018, there were 154,339,610 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 23, 2018 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2017.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2017 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. Unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management.
As of December 31, 2017, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
The Company believes it is important to understand the few differences between BXP and BPLP in the context of how BXP and BPLP operate as a consolidated company. The financial results of BPLP are consolidated into the financial statements of BXP. BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving the securities of BXP. BPLP holds substantially all of the assets of BXP, including ownership interests in joint ventures. BPLP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by BXP, which are contributed to the capital of BPLP in exchange for common or preferred units of partnership in BPLP, as applicable, BPLP generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under its credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties and interests in joint ventures.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $318.8 million, or 2.0% at December 31, 2017, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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
•Note 3. Real Estate;
•Note 7. Derivative Instruments and Hedging Activities;
•Note 11. Noncontrolling Interest;
•Note 12. Stockholders’ Equity / Partners’ Capital;
•Note 14. Segment Information;
•Note 15. Earnings Per Share / Per Common Unit;
•Note 19. Selected Interim Financial Information (unaudited); and

•	Item 15. Financial Statement Schedule—Schedule III.
This report also includes the following separate items for each of BXP and BPLP: Part II, Item 9A. Controls and Procedures, calculation of ratios of earnings to fixed charges and calculation of ratios of earnings to combined fixed charges and preferred dividends/distributions (Exhibits 12.1 and 12.2), consents of the independent registered public accounting firm (Exhibits 23.1 and 23.2), and certifications (Exhibits 31.1, 31.2, 31.3, 31.4, 32.1, 32.2, 32.3 and 32.4).

PART I

Item 1. Business

General
BXP, a Delaware corporation organized in 1997, is a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest owners, managers and developers of office properties in the United States.
Our properties are concentrated in five markets—Boston, Los Angeles, New York, San Francisco and Washington, DC. For information concerning the operations of our segments, see Note 14 to the Consolidated Financial Statements. At December 31, 2017, we owned or had interests in 179 commercial real estate properties, aggregating approximately 50.3 million net rentable square feet of primarily Class A office properties, including twelve properties under construction/redevelopment totaling approximately 6.2 million net rentable square feet. As of December 31, 2017 our properties consisted of:

•	167 office properties (including eight properties under construction/redevelopment);

•	six residential properties (including four under construction);

•	five retail properties; and

•	one hotel.
We consider Class A office properties to be well-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. Our definition of Class A office properties may be different than those used by other companies.
We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. BXP manages BPLP as its sole general partner. As of December 31, 2017, we had approximately 740 employees. Our 36 senior officers have an average of 30 years of experience in the real estate industry, including an average of nineteen years of experience with us. Our principal executive office and Boston regional office are located at Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 2400 Broadway, Suite 510, Santa Monica, California 90404, 599 Lexington Avenue, New York, New York 10022, Four Embarcadero Center, San Francisco, California 94111 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.
Our internet address is http://www.bostonproperties.com. On our website, you can obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BXP’s and BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. “Boston Properties” is a registered trademark and the “bxp” logo is a trademark, in both cases, of BPLP.
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 22, 2018, the owner of approximately 89.6% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards (“MYLTIP Awards”) that remain subject to performance conditions, assuming all conditions have been met for the conversion of the LTIP Units, (3) the 2012 Outperformance Awards that were issued in the form of LTIP Units and earned as of February 6, 2015 (the “2012 OPP Units”), (4) the 2013 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 4, 2016 (the “2013 MYLTIP Units”), (5) the 2014 MYLTIP

Units that were issued in the form of LTIP Units and earned as of February 3, 2017 (the “2014 MYLTIP Units”) and (6) the 2015 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 4, 2018 (the “2015 MYLTIP Units”). An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. BXP’s general and limited partnership interests in BPLP entitles BXP to share in cash distributions from, and in the profits and losses of, BPLP in proportion to BXP’s percentage interest and entitles BXP to vote on all matters requiring a vote of the limited partners.
Preferred units of BPLP have the rights, preferences and other privileges set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2017 and February 22, 2018, BPLP had one series of Preferred Units outstanding consisting of 80,000 Series B Preferred Units. The Series B Preferred Units have a liquidation preference of $2,500 per share (or an aggregate of approximately $193.6 million at December 31, 2017 and February 22, 2018, after deducting the underwriting discount and transaction expenses). The Series B Preferred Units were issued by BPLP on March 27, 2013 in connection with BXP’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). BXP contributed the net proceeds from the offering to BPLP in exchange for Series B Preferred Units having rights, performance and privileges generally mirroring those of the Series B Preferred Stock. BXP will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500 liquidation preference per share. BXP may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of BXP’s REIT status. On or after March 27, 2018, BXP may redeem the Series B Preferred Stock for a cash redemption price of $2,500 per share, plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.
Transactions During 2017
Acquisitions
On May 15, 2017, we acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $15.8 million in cash. 103 Carnegie Center is an approximately 96,000 net rentable square foot Class A office property.
Dispositions
For information explaining why BXP and BPLP may have different gains on sales of real estate, see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
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
Developments/Redevelopments
As of December 31, 2017, we had twelve properties under construction/redevelopment comprised of eight office properties and four residential properties, which aggregate approximately 6.2 million square feet. We estimate the total investment to complete these projects, in the aggregate, is approximately $3.4 billion of which we had already invested approximately $1.7 billion as of December 31, 2017. For a detailed list of the properties under construction/redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On April 6, 2017, we commenced the construction of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. This property is 98% leased with initial occupancy in the fourth quarter of 2019.
On May 27, 2017, we completed and fully placed in-service Reservoir Place North, a Class A office redevelopment project with approximately 73,000 net rentable square feet located in Waltham, Massachusetts. This property is 0% leased.
On August 24, 2017, we entered into a 15-year lease with the General Services Administration under which we will develop the new headquarters for the Transportation Security Administration (TSA). The TSA will occupy 100% of the office space of the approximately 634,000 net rentable square feet Class A office project and a parking garage at 6595 Springfield Center Drive located in Springfield, Virginia. Concurrently with the execution of the lease, we commenced development of the project and expect the building to be available for occupancy by the fourth quarter of 2020.
On September 16, 2017, we completed and fully placed in-service 888 Boylston Street, a Class A office and retail project with approximately 417,000 net rentable square feet located in Boston, Massachusetts. This property is 94% leased, including leases with future commencement dates.
On November 17, 2017, we partially placed in-service 191 Spring Street, a Class A office redevelopment project with approximately 171,000 net rentable square feet located in Lexington, Massachusetts. The property is 88% leased.
On November 28, 2017, we commenced construction of our 20 CityPoint development project totaling approximately 211,000 net rentable square feet of Class A office space located in Waltham, Massachusetts. The project is 52% leased with initial occupancy expected during the third quarter of 2019.
On December 1, 2017, our consolidated entity in which we have a 95% interest partially placed in-service Salesforce Tower, a Class A office project with approximately 1,400,000 net rentable square feet located in San Francisco, California. The property is 97% leased.
On December 1, 2017, we entered into a 16-year lease with a tenant for approximately 288,000 net rentable square feet of Class A office space to be located in our 2100 Pennsylvania Avenue development project. In 2016, we entered into a development agreement with The George Washington University to pursue the development of 2100 Pennsylvania Avenue, a Class A office property with approximately 469,000 net rentable square feet on land parcels located in Washington, DC. The development agreement provides for the execution of a 75-year ground lease for the property upon completion of the entitlement process and relocation of existing tenants anticipated to occur in 2019.
Ground Lease Agreements
On June 29, 2017, we executed a 99-year ground lease (including extension options), with the right to purchase prior to 10 years after stabilization of the development project as defined in the lease, for land adjacent to the MacArthur BART station located in Oakland, California. We have commenced development of a 402-unit residential building and supporting retail space on the site.
Secured Debt Transactions / Derivative and Hedging Activities
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

On April 24, 2017, our consolidated entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City entered into an interest rate lock and commitment agreement with a group of lenders on a ten-year financing totaling $2.3 billion at a fixed interest rate of 3.43% per annum. In conjunction with the interest rate lock and commitment agreement, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity that owns 767 Fifth Avenue (the General Motors Building) terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $14.4 million. 767 Fifth Partners LLC did not record any hedge ineffectiveness. We are reclassifying into earnings, as an increase to interest expense, approximately $14.4 million (or approximately $1.4 million per year over the 10-year term of the financing), resulting in an effective GAAP interest rate on the financing of approximately 3.64% per annum, inclusive of the amortization of financing costs and additional mortgage recording taxes.
Unsecured Debt Transactions
On April 24, 2017, BPLP amended and restated its unsecured revolving credit agreement (as amended and restated, the "2017 Credit Facility"). Among other things, the 2017 Credit Facility (1) increased the total commitment of the revolving line of credit (the "Revolving Facility") from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the "Delayed Draw Facility") that permits BPLP to draw until the first anniversary of the closing date. Based on BPLP’s credit rating at December 31, 2017, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.15% per annum. The Delayed Draw Facility has a fee on unused commitments equal to 0.15% per annum (See Note 9 to the Consolidated Financial Statements).
On December 4, 2017, BPLP completed a public offering of $850 million in aggregate principal amount of its 3.200% unsecured senior notes due 2025. The notes were priced at 99.757% of the principal amount to yield an effective rate (including financing fees) of approximately 3.350% per annum to maturity. The notes will mature on January 15, 2025, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.1 million after deducting underwriting discounts and transaction expenses.
On December 17, 2017, BPLP completed the redemption of $850 million in aggregate principal amount of its 3.700% senior notes due November 15, 2018. The redemption price was approximately $865.5 million, which included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 101.49% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $13.9 million, which amount included the payment of the redemption premium totaling approximately $12.7 million.
Equity Transactions
On June 2, 2017, BXP renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. This program replaced BXP’s prior $600.0 million ATM stock offering program that was scheduled to expire on June 3, 2017. BXP intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this ATM stock offering program.
During the year ended December 31, 2017, BXP acquired an aggregate of 495,637 common units of limited partnership interest, including 36,486 common units issued upon the conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
Investments in Unconsolidated Joint Ventures
On July 10, 2017, we acquired an additional 0.2% interest in the unconsolidated joint venture that owns Colorado Center located in Santa Monica, California for approximately $2.1 million in cash. Following the acquisition, we own a 50% interest in the joint venture. We continue to account for the joint venture under the equity method of accounting as there were no changes to the rights of the members as a result of the acquisition. On July 28, 2017, the unconsolidated joint venture obtained mortgage financing collateralized by the property totaling $550.0 million. The mortgage financing bears interest at a fixed rate of 3.56% per annum and matures on August 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The joint venture distributed to the partners the net proceeds from the financing totaling $502.0 million, of which our share was $251.0 million. Colorado Center is a six-building office complex that sits on a 15-acre site and contains an aggregate of approximately 1,118,000 net rentable square feet with an underground parking garage for 3,100 vehicles.
On August 7, 2017, we entered into a joint venture with The Bernstein Companies to develop an approximately 733,000 net rentable square foot (subject to adjustment based on finalized building design) build-to-suit Class A office building and below-grade parking garage at 7750 Wisconsin Avenue in Bethesda, Maryland. The joint venture entered into a lease agreement with an affiliate of Marriott International, Inc. under which Marriott will lease 100% of the office building and garage for a term of 20 years, and the building will serve as Marriott’s new worldwide headquarters. Marriott has agreed to fund 100% of the related tenant improvement costs and leasing commissions for the office building. We will serve as co-development manager for the venture and expect to commence construction in 2018. We and The Bernstein Companies each own a 50% interest in the joint venture. For its initial contribution, The Bernstein Companies contributed land with an initial fair value of $72.0 million and cash and improvements aggregating approximately $4.9 million. We contributed cash and improvements aggregating approximately $20.8 million for our initial contribution, of which $11.0 million was distributed to The Bernstein Companies. In addition, we were required to fund $25.0 million into an escrow account to be used by the joint venture to fund future development costs (See Notes 5 and 10 to the Consolidated Financial Statements).
On September 6, 2017, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $204.6 million collateralized by its Hub on Causeway development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions. The Hub on Causeway is an approximately 385,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts (See Note 5 to the Consolidated Financial Statements).
On December 1, 2017, a joint venture in which we have a 50% interest commenced construction of a residential project that we expect will contain approximately 320,000 square feet and 440 residential units at its Hub on Causeway mixed-use development project located in Boston, Massachusetts.
Stock Option and Incentive Plan
On January 25, 2017, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2017 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2017 MYLTIP has an aggregate grant fair value of approximately $17.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method (See Note 17 to the Consolidated Financial Statements).
On February 3, 2017, the measurement period for our 2014 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final awards were determined to be 27.7% of target or an aggregate of approximately $3.5 million (after giving effect to voluntary employee separations and the unallocated reserve). As a result, an aggregate of 447,386 2014 MYLTIP Units that had been previously granted were automatically forfeited.

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

•
to emphasize markets and submarkets within those markets where the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office, research and development space, as well as selected retail and residential space;

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

•
to opportunistically acquire assets that increase our market share in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve or preserve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;

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

Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth and our balance sheet position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•
our control of sites (including sites under contract or option to acquire) in our markets that could support in excess of 12.2 million additional square feet of new office, retail and residential development;

•	our reputation gained through 48 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions, including government agencies, seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

•
our track record and reputation for executing acquisitions efficiently provide comfort to domestic and foreign institutions, private investors and corporations who seek to sell commercial real estate in our market areas;

•	our ability to act quickly on due diligence and financing;

•	our relationships with institutional buyers and sellers of high-quality real estate assets;

•	our ability to procure entitlements from multiple municipalities to develop sites and attract land owners to sell or partner with us; and

•	our relationship with domestic and foreign investors who seek to partner with companies like ours.
Opportunities to execute our external growth strategy fall into three categories:

•
Development in selected submarkets. We believe the selected development of well-positioned office buildings, residential buildings and mixed-use complexes is justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 48-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•
Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We are also able to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or BXP’s common stock may facilitate this type of transaction on a tax-efficient basis. Recent Treasury Regulations, may limit certain of the tax benefits previously available to sellers in these transactions.

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

Internal Growth Strategies
We believe that opportunities will exist to increase cash flow from our existing properties through an increase in occupancy and rental rates because they are of high quality and in desirable locations. Additionally, our markets have diversified economies that have historically experienced job growth and increased use of office space, resulting in growth in rental rates and occupancy over time. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation and construction of tenant and capital improvements and (3) to work with new or existing tenants with space expansion or contraction needs, leveraging our expertise and clustering of assets to maximize the cash flow from our assets. We expect to continue our internal growth as a result of our ability to:

•
Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers and amenities, proximity to sources of business growth and other local factors.

The average lease term of our in-place leases, including leases signed by our unconsolidated joint ventures, was approximately 7.3 years at December 31, 2017, and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2017, leases with respect to approximately 4.4% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2018.

•
Directly manage our office properties to maximize the potential for tenant retention. We provide property management services ourselves, rather than contracting for this service, to maintain awareness of and responsiveness to tenant needs. We and our properties also benefit from cost efficiencies produced by an experienced work force attentive to preventive maintenance and energy management and from our continuing programs to assure that our property management personnel at all levels remain aware of their important role in tenant relations. In addition, we reinvest in our properties by adding new services and amenities that are desirable to our tenants.

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
Dispositions
Our decision to dispose or partially dispose of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP, could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2017, we have no properties that are subject to a tax protection agreement.
Financing Policies
The agreement of limited partnership of BPLP and BXP’s certificate of incorporation and bylaws do not limit the amount or percentage of indebtedness that we may incur. Further, we do not have a policy limiting the amount of indebtedness that we may incur, nor have we established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole. However, our mortgages, credit facilities, joint venture agreements and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. In addition, we evaluate the impact of incremental leverage on our debt metrics and the credit ratings of BPLP's publicly traded debt.

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
Sustainability
As one of the largest public owners, managers and developers of office buildings in the United States, we actively work to promote our growth and operations in a sustainable and responsible manner across our five regions. Our sustainability strategy is broadly focused on the economic, social and environmental aspects of our activities, which include the design and construction of our new developments and the operation of our existing buildings. We are focused on creating healthy workspaces and high performance properties while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste and greenhouse gas emissions. To that end, we have publicly adopted long-term energy, emissions, water and waste goals that establish aggressive reduction targets. As a company with a core strategy of long-term ownership, we are committed to charitable giving, volunteerism and public realm investments that make a positive impact on the communities in which we conduct business. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our tenants, investors, employees and the communities in which we operate.
We have been recognized as an industry leader in sustainability. In 2017, BXP ranked among the top 5% of 823 real estate companies in the Global Real Estate Sustainability Benchmark (“GRESB”) assessment. 2017 was the sixth straight year that BXP has ranked in the top quartile of GRESB assessment participants, earning another “Green Star” recognition and a GRESB 5-star Rating. In 2014, 2015 and 2017 BXP was selected by the National Association of Real Estate Investment Trusts (“Nareit”) as a Leader in the Light Award winner. Nareit’s annual Leader in the Light Awards honor Nareit member companies that have demonstrated superior and sustained sustainability practices.
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

Principal factors of competition in our primary business of owning, acquiring and developing office properties are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services and amenities provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, utilities, governmental regulations, legislation and population trends.
In addition, we currently have six residential properties (including four under construction) and may in the future decide to acquire or develop additional residential properties. As an owner, we will also face competition for prospective residents from other operators/owners whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
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
Corporate Governance
BXP is currently governed by an eleven-member Board of Directors. The current members of the Board of Directors of BXP are Bruce W. Duncan, Karen E. Dykstra, Carol B. Einiger, Dr. Jacob A. Frenkel, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Alan J. Patricof, Owen D. Thomas, Martin Turchin and David A. Twardock. All directors of BXP stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.
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

BXP has the following corporate governance documents and procedures in place:

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

•
The Board of Directors has adopted a Policy on our Political Spending, a copy of which is available on our website at http://www.bostonproperties.com under the heading “Corporate Governance” and subheading “Policy on Political Spending.”

Recent Tax Legislation Affecting BXP and BPLP

Tax Cuts and Jobs Act of 2017

The “Tax Cuts and Jobs Act” (the “TCJA”), generally applicable for tax years beginning after December 31, 2017, made significant changes to the Internal Revenue Code (the "Code"), including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders. Among other changes, these include the following:

•
For tax years beginning before January 1, 2026, non-corporate taxpayers are permitted to take a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and corporate alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our taxable REIT subsidiaries and by us to the extent we were subject corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•
Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our taxable REIT subsidiaries. Alternatively, we may be able to avoid the new limitations on interest expense by irrevocably electing to treat an investment as an “electing real property trade or business.” As a consequence of making such election, we would be required to use an alternative depreciation system with generally longer recovery periods. We will determine whether to make such an election for any investment held through an entity we control.

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our taxable REIT subsidiaries.

•
New accounting rules generally require us to recognize certain income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

This summary does not purport to be a detailed discussion of the changes to U.S. federal income tax laws as a result of the enactment of the TCJA. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders. Investors are urged to consult their own tax advisors regarding the effect of the TCJA based on their particular circumstances.

Item 1A. Risk Factors.
Set forth below are the risks that we believe are material to our investors. We refer to the equity and debt securities of both BXP and BPLP as our “securities,” and the investors who own securities, or both, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 46.
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
Our investment in property development may be costlier than anticipated.
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

Investment returns from our developed properties may be less than anticipated.
Our developed properties may be exposed to the following risks:

•	we may lease developed properties at rental rates that are less than the rates projected at the time we decide to undertake the development;

•	operating expenses and construction costs may be greater than projected at the time of development, resulting in our investment being less profitable than we expected; and

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

We have had and may have in the future agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.  As of December 31, 2017, we had no tax protection or debt allocation agreement requirements that may restrict our ability to repay or finance debt.
Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to you.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic conditions. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

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
As of February 22, 2018, we had approximately $210 million of outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, and we may incur more indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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
On February 22, 2018, our Consolidated Debt was approximately $10.4 billion (excluding unconsolidated joint venture debt).
The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars in thousands):

	February 22, 2018
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,339,610	154,339,610	$18,284,614
Common Operating Partnership Units	17,851,125	17,851,125	2,114,823	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80,000	—	200,000
Total Equity (A)		172,190,735	$20,599,437

Consolidated Debt (B)			$10,433,788

Consolidated Market Capitalization (A + B)			$31,033,225
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			33.62%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which have been valued at the liquidation preference of $2,500 per share, values based on the closing price per share of BXP’s Common Stock on February 22, 2018 of $118.47.

(2)
Includes 1,042,247 LTIP Units (including 118,067 2012 OPP Units, 85,405 2013 MYLTIP Units, 25,107 2014 MYLTIP Units and 28,771 2015 MYLTIP Units), but excludes an aggregate of 1,216,019 MYLTIP Units granted between 2016 and 2018.

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

•
we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop, finance or operate a property and could lead to the sale of either parties' ownership interest or the property;

•	some of our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties or the commencement of development activities;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest;

•	our joint ventures may be unable to repay any amounts that we may loan to them; and

•	our joint venture agreements may contain provisions limiting the liquidity of our interest for sale.
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
Agreement not to sell some properties.
We have had and may have in the future agreements with the contributors of some properties that we have acquired in exchange for partnership interests in BPLP pursuant to which we have agreed not to sell or otherwise transfer the properties, prior to specified dates, in any transaction that would trigger taxable income to the contributor. In addition, we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered.
BPLP has also entered into agreements providing prior owners of properties with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that BPLP may otherwise desire to take to repay or refinance guaranteed indebtedness because BPLP would be required to make payments to the beneficiaries of such agreements if it violates these agreements. As of December 31, 2017, no properties were subject to these restrictions.
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
As of December 31, 2017, the U.S. Government was our largest tenant by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the federal Government and bar us from entering into future leases and other contracts with the federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
Some potential losses are not covered by insurance.
We carry insurance coverage on our properties, including those under development, of types and in amounts and with deductibles that we believe are in line with coverage customarily obtained by owners of similar properties. Certain properties owned in joint ventures with third parties are insured by the third party partner with insurance coverage of types and in amounts and with deductibles we believe are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance

Program Reauthorization Act of 2015 (“TRIPRA”), and we can provide no assurance that it will be extended further. Currently, our property insurance program per occurrence limits are $1.0 billion for our portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2017, the program trigger was $140 million and the coinsurance was 17%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes in an amount and subject to self-insurance that we believe is commercially reasonable. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco (including Salesforce Tower) and Los Angeles regions with a $240 million (increased from $170 million on March 1, 2017) per occurrence limit, and a $240 million (increased from $170 million on March 1, 2017) annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. Prior to March 1, 2017, the builders risk policy maintained for the development of Salesforce Tower in San Francisco included a $60 million per occurrence and annual aggregate limit of earthquake coverage. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.
IXP, a captive insurance company which is a wholly-owned subsidiary, acts as a direct insurer with respect to a portion of our earthquake insurance coverage for our Greater San Francisco and Los Angeles properties and our NBCR Coverage. Insofar as we own IXP, we are responsible for its liquidity and capital resources, and the accounts of IXP are part of our consolidated financial statements. In particular, if a loss occurs which is covered by our NBCR Coverage but is less than the applicable program trigger under TRIA, IXP would be responsible for the full amount of the loss without any backstop by the Federal Government. IXP would also be responsible for any recoupment charges by the Federal Government in the event losses are paid out and its insurance policy is maintained after the payout by the Federal Government. If we experience a loss and IXP is required to pay under its insurance policy, we would ultimately record the loss to the extent of the required payment. Therefore, insurance coverage provided by IXP should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance. In addition, BPLP has issued a guarantee to cover liabilities of IXP in the amount of $20 million.
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
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
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
The Tax Cuts and Jobs Act of 2017 (the “TCJA”), signed into law on December 22, 2017, represents sweeping tax reform legislation that makes significant changes to corporate and individual tax rates and the calculation of taxes.  While we currently do not expect the TCJA will have a significant direct impact on us, it may impact us indirectly as our tenants and the jurisdictions in which we do business as well as the overall investment thesis for REITs may be impacted both positively and negatively in ways that are difficult to predict. Additionally, the overall impact of the TCJA depends on future interpretations and regulations that may be issued by federal tax authorities, as well as changes in state and local taxation in response to the TCJA, and it is possible that such future interpretations, regulations and other changes could adversely impact us.
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
Failure to qualify as a REIT would cause BXP to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.
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
If BXP or any of its subsidiaries that are REITs fails to qualify as a REIT then, unless certain relief provisions apply, it will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:

•	BXP would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;

•	BXP also could be subject to the federal alternative minimum tax for tax years ending before January 1, 2018 and possibly increased state and local taxes; and

•	unless BXP is entitled to relief under statutory provisions, BXP could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified.
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
In order to maintain BXP’s REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then-prevailing market conditions are not favorable for these borrowings. To qualify as a REIT, BXP generally must distribute to its stockholders at least 90% of its taxable income each year, excluding capital gains and with certain other adjustments. In addition, BXP will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid in any calendar year are less than the sum of 85% of ordinary income, 95% of capital gain net income and 100% of undistributed income from prior years. We may need short-term debt or long-term debt or proceeds from asset sales, creation of joint ventures or sales of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. Any inability of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain BXP’s REIT status.
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
As with other publicly traded equity securities, the value of BXP’s common stock depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of BXP’s common stock are the following:

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	national economic conditions;

•	changes in tax laws;

•	our financial performance;

•	changes in our credit ratings; and

•	general stock and bond market conditions, including changes in interest rates.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
At December 31, 2017, we owned or had interests in 179 commercial real estate properties, aggregating approximately 50.3 million net rentable square feet, including twelve properties under construction/redevelopment totaling approximately 6.2 million net rentable square feet. Our properties consisted of (1) 167 office properties (including eight properties under construction/redevelopment), (2) six residential properties (including four under construction), (3) five retail properties and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2017, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Leased as of December 31, 2017 (1)	Number of Buildings	Net Rentable Square Feet
Office
767 Fifth Avenue (the General Motors Building) (60% ownership)	New York, NY	90.6%	1	1,855,282
200 Clarendon Street	Boston, MA	92.1%	1	1,764,440
399 Park Avenue	New York, NY	75.8%	1	1,723,871
601 Lexington Avenue (55% ownership) (2)	New York, NY	98.7%	1	1,437,044
Times Square Tower (55% ownership)	New York, NY	95.8%	1	1,252,109
100 Federal Street (55% ownership)	Boston, MA	93.5%	1	1,247,849
800 Boylston Street - The Prudential Center	Boston, MA	95.2%	1	1,235,538
Colorado Center (50% ownership) (3)	Santa Monica, CA	85.6%	6	1,117,551
599 Lexington Avenue	New York, NY	94.5%	1	1,062,601
Bay Colony Corporate Center	Waltham, MA	90.3%	4	997,209
250 West 55th Street	New York, NY	89.2%	1	981,143
Embarcadero Center Four	San Francisco, CA	87.8%	1	938,749
111 Huntington Avenue - The Prudential Center	Boston, MA	97.3%	1	860,455
Embarcadero Center One	San Francisco, CA	93.0%	1	832,030
Atlantic Wharf Office (55% ownership)	Boston, MA	100.0%	1	793,827
Embarcadero Center Two	San Francisco, CA	94.6%	1	789,114
Embarcadero Center Three	San Francisco, CA	89.7%	1	781,475
Capital Gallery	Washington, DC	100.0%	1	631,029
South of Market	Reston, VA	98.7%	3	623,666
Metropolitan Square (20% ownership) (3)	Washington, DC	74.8%	1	606,927
Mountain View Research Park	Mountain View, CA	94.3%	15	540,433
901 New York Avenue (25% ownership) (3)	Washington, DC	90.9%	1	539,435
Reservoir Place	Waltham, MA	99.0%	1	526,985
680 Folsom Street	San Francisco, CA	98.9%	2	524,793
Fountain Square	Reston, VA	88.0%	2	518,345
601 and 651 Gateway	South San Francisco, CA	100.0%	2	506,279
101 Huntington Avenue - The Prudential Center	Boston, MA	90.3%	1	505,584
601 Massachusetts Avenue	Washington, DC	96.4%	1	478,818
2200 Pennsylvania Avenue	Washington, DC	100.0%	1	458,831
One Freedom Square	Reston, VA	92.8%	1	432,585
Two Freedom Square	Reston, VA	100.0%	1	421,757

Properties	Location	% Leased as of December 31, 2017 (1)	Number of Buildings	Net Rentable Square Feet
Market Square North (50% ownership) (3)	Washington, DC	76.6%	1	416,043
One Tower Center	East Brunswick, NJ	37.3%	1	412,997
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	97.7%	2	366,990
888 Boylston Street - The Prudential Center (4)	Boston, MA	88.7%	1	363,320
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	96.9%	1	355,598
One Reston Overlook	Reston, VA	100.0%	1	319,519
1333 New Hampshire Avenue	Washington, DC	100.0%	1	315,371
535 Mission Street	San Francisco, CA	100.0%	1	307,235
Waltham Weston Corporate Center	Waltham, MA	93.4%	1	301,667
Wisconsin Place Office	Chevy Chase, MD	100.0%	1	299,186
230 CityPoint	Waltham, MA	92.2%	1	298,890
540 Madison Avenue (60% ownership) (3)	New York, NY	88.9%	1	283,715
Quorum Office Park	Chelmsford, MA	90.0%	2	267,527
355 Main Street	Cambridge, MA	100.0%	1	265,342
500 E Street, S.W. (5)	Washington, DC	100.0%	1	262,202
Reston Corporate Center	Reston, VA	100.0%	2	261,046
611 Gateway	South San Francisco, CA	29.8%	1	260,197
Democracy Tower	Reston, VA	100.0%	1	259,441
New Dominion Technology Park - Building Two	Herndon, VA	100.0%	1	257,400
200 West Street	Waltham, MA	94.7%	1	256,245
1330 Connecticut Avenue	Washington, DC	86.8%	1	253,145
10 CityPoint	Waltham, MA	96.8%	1	241,199
New Dominion Technology Park - Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (3)	Washington, DC	100.0%	1	230,860
90 Broadway	Cambridge, MA	100.0%	1	223,771
3625-3635 Peterson Way (6)	Santa Clara, CA	100.0%	1	218,366
255 Main Street	Cambridge, MA	98.8%	1	215,629
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	98.5%	1	208,892
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street	Cambridge, MA	100.0%	1	195,191
North First Business Park (6)	San Jose, CA	54.9%	5	190,636
2600 Tower Oaks Boulevard	Rockville, MD	50.2%	1	179,421
150 Broadway	Cambridge, MA	100.0%	1	177,226
Lexington Office Park	Lexington, MA	68.4%	2	166,693
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	100.0%	1	159,468
Kingstowne Two	Alexandria, VA	79.0%	1	156,251
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	54.6%	1	151,547

Properties	Location	% Leased as of December 31, 2017 (1)	Number of Buildings	Net Rentable Square Feet
Kingstowne One	Alexandria, VA	78.3%	1	151,483
214 Carnegie Center	Princeton, NJ	61.2%	1	148,942
2440 West El Camino Real	Mountain View, CA	100.0%	1	141,392
506 Carnegie Center	Princeton, NJ	29.9%	1	140,312
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	82.5%	1	134,381
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
Annapolis Junction Building Seven (50% ownership) (3)	Annapolis, MD	100.0%	1	127,229
Annapolis Junction Building Eight (50% ownership) (3)	Annapolis, MD	—%	1	125,685
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
101 Carnegie Center	Princeton, NJ	100.0%	1	121,620
502 Carnegie Center	Princeton, NJ	71.8%	1	121,460
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction Building Six (50% ownership) (3)	Annapolis, MD	75.2%	1	119,339
91 Hartwell Avenue	Lexington, MA	93.2%	1	119,216
Annapolis Junction Building One (50% ownership) (3)	Annapolis, MD	34.6%	1	117,599
325 Main Street	Cambridge, MA	100.0%	1	115,361
1265 Main Street (50% ownership) (3)	Waltham, MA	100.0%	1	114,969
7601 Boston Boulevard	Springfield, VA	100.0%	1	114,028
201 Spring Street	Lexington, MA	100.0%	1	106,300
7435 Boston Boulevard	Springfield, VA	83.4%	1	103,557
104 Carnegie Center	Princeton, NJ	39.8%	1	102,830
103 Carnegie Center	Princeton, NJ	77.7%	1	96,332
8000 Grainger Court	Springfield, VA	100.0%	1	88,775
33 Hayden Avenue	Lexington, MA	100.0%	1	80,872
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield VA	100.0%	1	75,756
Reservoir Place North	Waltham, MA	—%	1	73,258
105 Carnegie Center	Princeton, NJ	56.3%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
250 Binney Street	Cambridge, MA	100.0%	1	67,362
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
164 Lexington Road	Billerica, MA	—%	1	64,140
195 West Street	Waltham, MA	100.0%	1	63,500
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
7451 Boston Boulevard	Springfield, VA	67.4%	1	45,615
7300 Boston Boulevard	Springfield, VA	—%	1	32,000
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100

Properties	Location	% Leased as of December 31, 2017 (1)		Number of Buildings	Net Rentable Square Feet
17 Hartwell Avenue	Lexington, MA	100.0%		1	30,000
453 Ravendale Drive	Mountain View, CA	65.7%		1	29,620
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865
690 Folsom Street	San Francisco, CA	100.0%		1	26,080
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500
Subtotal for Office Properties		90.5%		159	42,330,265
Retail
Prudential Center (retail shops)	Boston, MA	95.6%		1	594,109
Fountain Square Retail	Reston, VA	96.6%		1	237,209
Kingstowne Retail	Alexandria, VA	100.0%		1	88,288
Star Market at the Prudential Center	Boston, MA	100.0%		1	57,235
The Point	Waltham, MA	84.7%		1	16,300
Subtotal for Retail Properties		96.3%		5	993,141
Residential Properties
The Avant at Reston Town Center (359 units)	Reston, VA	93.0%	(7)	1	355,374	(8)
The Lofts at Atlantic Wharf (86 units)	Boston, MA	93.0%	(7)	1	87,097	(9)
Subtotal for Residential Properties		93.0%		2	442,471
Hotel Property
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	79.9%	(10)	1	334,260	(11)
Subtotal for Hotel Property		79.9%		1	334,260
Subtotal for In-Service Properties		90.7%		167	44,100,137
Properties Under Construction/Redevelopment (12)
Office and Retail
Salesforce Tower (95% ownership)	San Francisco, CA	97%		1	1,400,000
The Hub on Causeway (50% ownership) (3)	Boston, MA	80%		1	385,000
145 Broadway	Cambridge, MA	98%		1	485,000
Dock 72 (50% ownership) (3)	Brooklyn, NY	33%		1	670,000
20 CityPoint	Waltham, MA	52%		1	211,000
6595 Springfield Center Drive (TSA Headquarters)	Springfield, VA	98%		1	634,000
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership) (3)	Bethesda, MD	100%		1	740,000	(13)
Residential
Proto Kendall Square (280 units)	Cambridge, MA	N/A		1	149,600
Proto Kendall Square - Retail		26%		—	14,400
The Hub on Causeway - Residential (440 units) (50% ownership) (3)	Boston, MA	N/A		1	320,000
Signature at Reston (508 units)	Reston, VA	8%		1	490,000
Signature at Reston - Retail		81%		—	24,600
MacArthur Station Residences (402 units)	Oakland, CA	N/A		1	324,000
Redevelopment
191 Spring Street	Lexington, MA	88%		1	171,000

Properties	Location	% Leased as of December 31, 2017 (1)		Number of Buildings	Net Rentable Square Feet
One Five Nine East 53rd Street (55% ownership) (14)	New York, NY	—%		—	220,000
Subtotal for Properties Under Construction/Redevelopment		81%	(15)	12	6,238,600
Total Portfolio				179	50,338,737
_______________

(1)	Represents signed leases for in-service properties which revenue recognition has commenced in accordance with generally accepted accounting principles in the United States (“GAAP”).

(2)	Excludes the portion that was removed from the in-service portfolio during the third quarter of 2016 as part of a planned redevelopment.

(3)	Property is an unconsolidated joint venture.

(4)	Excludes approximately 54,000 square feet of retail space included in Prudential Center (retail shops).

(5)	On January 9, 2018, we completed the sale of this property (See Note 20 to the Consolidated Financial Statements).

(6)	Property is held for redevelopment.

(7)	Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2017.

(8)
Includes 26,179 square feet of retail space which is 100% leased as of December 31, 2017. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2017.

(9)
Includes 9,617 square feet of retail space which is 100% leased as of December 31, 2017. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2017.

(10)
Represents the weighted-average room occupancy for the year ended December 31, 2017. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2017.

(11)
Includes 4,260 square feet of retail space which is 100% leased of December 31, 2017. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2017.

(12)	Represents percentage leased as of February 22, 2018, including leases with future commencement dates.

(13)	Square footage represents an estimate based on current building design.

(14)	The low-rise portion of 601 Lexington Avenue.

(15)	Excludes residential units.
Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2017	2016	2015	2014	2013
Percentage leased (1)	90.7%	90.2%	91.4%	91.7%	93.4%
Average annualized revenue per square foot (2)	$63.66	$62.54	$60.89	$58.97	$56.36
_______________

(1)	Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.

(2)
Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2017, 2016, 2015, 2014 and 2013 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2017, 2016, 2015, 2014 and 2013 for the succeeding twelve month period were $1.67, $1.18, $0.60, $1.05 and $0.58, respectively.

Top 20 Tenants by Square Feet
Our 20 largest tenants by square feet as of December 31, 2017 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1.	U.S. Government	1,706,503	(1)	3.87%
2.	Arnold & Porter Kaye Scholer	890,578		2.02%
3.	Biogen	772,212		1.75%
4.	Kirkland & Ellis	767,749	(2)	1.74%
5.	Bank of America	665,193	(3)	1.51%
6.	Wellington Management	648,752	(4)	1.47%
7.	Ropes & Gray	539,467		1.22%
8.	O’Melveny & Myers	478,915	(5)	1.09%
9.	Shearman & Sterling	466,360	(6)	1.06%
10.	Google	456,953		1.04%
11.	Weil Gotshal & Manges	393,195	(7)	0.89%
12.	Genentech	392,540		0.89%
13.	Bechtel Corporation	353,504		0.80%
14.	Ann Inc. (fka Ann Taylor Corp.)	351,026	(8)	0.80%
15.	Citibank	347,898	(9)	0.79%
16.	Mass Financial Services	336,981		0.76%
17.	Finnegan Henderson Farabow	321,798	(10)	0.73%
18.	PTC	320,655		0.73%
19.	Microsoft	319,354		0.72%
20.	WeWork	313,377	(11)	0.71%
__________________

(1)	Includes 157,029 and 1,980 square feet of space in properties in which we have a 50% and 20% interest, respectively.

(2)	Includes 484,443 and 223,424 square feet of space in properties in which we have a 55% and 20% interest, respectively.

(3)	Includes 597,282, 50,887 and 50 square feet of space in properties in which we have a 55%, 60% and 50% interest, respectively.

(4)	Includes 637,993 square feet of space in properties in which we have a 55% interest.

(5)	Includes 304,619 square feet of space in a property in which we have a 55% interest.

(6)	Includes 37,877 square feet of space in a property in which we have a 50% interest.

(7)	Includes 365,048 and 28,147 square feet of space in properties in which we have a 60% and 55% interest, respectively.

(8)	Includes 331,209 square feet of space in a property in which we have a 55% interest.

(9)	Includes 302,896 and 2,761 square feet of space in properties in which we have a 55% and 20% interest, respectively.

(10)	Includes 251,941 square feet of space in a property in which we have a 25% interest.

(11)	Includes 117,610 square feet of space in a property in which we have a 20% interest.

Tenant Diversification
Our tenant diversification by square feet as of December 31, 2017 were as follows:

Sector	% of In-Service Portfolio
Media & Technology	26%
Legal Services	20%
Financial Services - all other	14%
Other	14%
Other Professional Services	8%
Financial Services - commercial and investment banking	7%
Government / Public Administration	6%
Retail	5%

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2017 (5)	241,693	$13,178,848	$54.53	$13,178,848	$54.53	0.6%
2018	1,574,506	109,293,473	69.41	109,990,312	69.86	3.8%
2019	3,355,102	174,835,041	52.11	178,418,832	53.18	8.2%
2020	4,218,553	261,416,803	61.97	265,424,410	62.92	10.3%
2021	3,891,641	221,224,842	56.85	234,441,767	60.24	9.5%
2022	4,272,453	264,800,966	61.98	276,329,942	64.68	10.4%
2023	1,943,782	114,182,643	58.74	128,257,772	65.98	4.7%
2024	3,134,880	188,492,236	60.13	204,670,298	65.29	7.6%
2025	2,628,101	153,191,742	58.29	173,229,833	65.91	6.4%
2026	2,730,288	210,574,068	77.13	233,233,122	85.42	6.7%
Thereafter	10,864,197	759,168,283	69.88	994,758,653	91.56	26.5%
 _______________

(1)	Includes 100% of unconsolidated joint venture properties. Does not include residential units or the hotel.

(2)
Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement tenant expires.

(3)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2017 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(4)
Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2017 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(5)	Represents leases that expired on December 31, 2017.

Item 3. Legal Proceedings
We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 22, 2018, BXP had approximately 1,207 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 22, 2018, there were approximately 256 holders of record and 171,148,488 common units outstanding, 154,339,610 of which were held by BXP.
The high and low sales prices and dividends per share of BXP common stock and distributions per common unit of BPLP for the periods indicated in the table below were:

Quarter Ended	High	Low	Dividends per common share		Distributions per common unit
December 31, 2017	$132.00	$119.74	$0.80	(1)	$0.80	(1)
September 30, 2017	125.09	116.77	0.75		0.75
June 30, 2017	137.35	119.54	0.75		0.75
March 31, 2017	140.13	125.99	0.75		0.75
December 31, 2016	135.47	113.69	0.75	(2)	0.75	(2)
September 30, 2016	144.02	129.49	0.65		0.65
June 30, 2016	133.59	123.45	0.65		0.65
March 31, 2016	127.77	107.28	0.65		0.65
 _______________

(1)	On December 18, 2017, we increased our regular quarterly dividend/distribution to $0.80 per common share/unit.

(2)	On December 19, 2016, we increased our regular quarterly dividend/distribution to $0.75 per common share/unit.
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
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2012 through December 31, 2017, among BXP, Standard & Poor’s (“S&P”) 500 Index, Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2012	2013	2014	2015	2016	2017
Boston Properties, Inc.	$100.00	$99.45	$134.78	$137.66	$138.63	$146.80
S&P 500 Index	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
Equity REIT Index	$100.00	$102.86	$131.68	$135.40	$147.09	$159.85
Office REIT Index	$100.00	$105.57	$132.87	$133.25	$150.80	$158.71

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
Boston Properties, Inc.

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$2,602,076	$2,550,820	$2,490,821	$2,396,998	$2,135,539
Expenses:
Rental operating	929,977	889,768	872,252	835,290	742,956
Hotel operating	32,059	31,466	32,084	29,236	28,447
General and administrative	113,715	105,229	96,319	98,937	115,329
Transaction costs	668	2,387	1,259	3,140	1,744
Impairment loss	—	1,783	—	—	8,306
Depreciation and amortization	617,547	694,403	639,542	628,573	560,637
Total expenses	1,693,966	1,725,036	1,641,456	1,595,176	1,457,419
Operating income	908,110	825,784	849,365	801,822	678,120
Other income (expense):
Income from unconsolidated joint ventures	11,232	8,074	22,770	12,769	75,074
Gain on sale of investment in unconsolidated joint venture	—	59,370	—	—	—
Gains on consolidation of joint ventures	—	—	—	—	385,991
Interest and other income	5,783	7,230	6,777	8,765	8,310
Gains (losses) from investments in securities	3,678	2,273	(653)	1,038	2,911
Interest expense	(374,481)	(412,849)	(432,196)	(455,743)	(446,880)
Gains (losses) from early extinguishments of debt	496	(371)	(22,040)	(10,633)	122
Losses from interest rate contracts	—	(140)	—	—	—
Income from continuing operations	554,818	489,371	424,023	358,018	703,648
Discontinued operations	—	—	—	—	137,792
Income before gains on sales of real estate	554,818	489,371	424,023	358,018	841,440
Gains on sales of real estate	7,663	80,606	375,895	168,039	—
Net income	562,481	569,977	799,918	526,057	841,440
Net income attributable to noncontrolling interests	(100,042)	(57,192)	(216,812)	(82,446)	(91,629)
Net income attributable to Boston Properties, Inc.	462,439	512,785	583,106	443,611	749,811
Preferred dividends	(10,500)	(10,500)	(10,500)	(10,500)	(8,057)
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	$502,285	$572,606	$433,111	$741,754
Basic earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$2.93	$3.27	$3.73	$2.83	$4.06
Discontinued operations	—	—	—	—	0.81
Net income	$2.93	$3.27	$3.73	$2.83	$4.87
Weighted average number of common shares outstanding	154,190	153,715	153,471	153,089	152,201
Diluted earnings per common share attributable to Boston Properties, Inc.:
Income from continuing operations	$2.93	$3.26	$3.72	$2.83	$4.05
Discontinued operations	—	—	—	—	0.81
Net income	$2.93	$3.26	$3.72	$2.83	$4.86
Weighted average number of common and common equivalent shares outstanding	154,390	153,977	153,844	153,308	152,521

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet information:
Real estate, gross	$21,096,642	$20,147,263	$19,481,535	$19,236,403	$18,978,765
Real estate, net	16,507,008	15,925,028	15,555,641	15,688,744	15,817,194
Cash and cash equivalents	434,767	356,914	723,718	1,763,079	2,365,137
Total assets (1)	19,372,233	18,851,643	18,351,486	19,852,195	20,135,014
Total indebtedness (1)	10,271,611	9,796,133	9,188,543	10,052,412	11,480,258
Noncontrolling interests	—	—	—	105,325	150,921
Stockholders’ equity attributable to Boston Properties, Inc.	5,813,957	5,786,295	5,709,435	5,697,298	5,741,153
Equity noncontrolling interests	2,288,499	2,145,629	2,177,492	2,205,638	1,302,465

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations attributable to Boston Properties, Inc. (2)	$959,412	$927,747	$823,715	$807,506	$751,464
Dividends declared per share (3)	3.05	2.70	3.85	7.10	4.85
Cash flows provided by operating activities	907,445	1,036,874	799,411	695,553	777,926
Cash flows used in investing activities	(897,814)	(1,329,057)	(280,226)	(665,124)	(532,640)
Cash flows provided by (used in) financing activities	68,222	(74,621)	(1,558,546)	(632,487)	1,077,873
Total square feet at end of year (including development projects)	50,339	47,704	46,495	45,760	44,399
In-service percentage leased at end of year	90.7%	90.2%	91.4%	91.7%	93.4%
 _______________

(1)
On January 1, 2016, we adopted ASU 2015-03 and retrospectively applied the guidance to our Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, with the exception of December 31, 2017 and December 31, 2016, were previously included in Total Assets totaling approximately $28.0 million, $34.5 million and $41.2 million are now included in Total Indebtedness as of December 31, 2015, 2014 and 2013, respectively.

(2)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of Nareit, we calculate Funds from Operations, or “FFO,” for BXP by adjusting net income attributable to Boston Properties, Inc. common shareholders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on BXP’s balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing BXP’s operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. Amount represents BXP’s share, which was 89.82%, 89.70%, 89.68%, 89.81% and 89.99% for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively, after allocation to the noncontrolling interests.

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
A reconciliation of FFO attributable to Boston Properties, Inc. common shareholders to net income attributable to Boston Properties, Inc. common shareholders computed in accordance with GAAP is provided under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

(3)
Includes the special dividends of $1.25 per share, $4.50 per share and $2.25 per share paid on January 28, 2016, January 28, 2015 and January 29, 2014, respectively, to shareholders of record as of the close of business on December 31, 2015, 2014 and 2013, respectively.

Boston Properties Limited Partnership

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$2,602,076	$2,550,820	$2,490,821	$2,396,998	$2,135,539
Expenses:
Rental operating	929,977	889,768	872,252	835,290	742,956
Hotel operating	32,059	31,466	32,084	29,236	28,447
General and administrative	113,715	105,229	96,319	98,937	115,329
Transaction costs	668	2,387	1,259	3,140	1,744
Impairment loss	—	1,783	—	—	4,401
Depreciation and amortization	609,407	682,776	631,549	620,064	552,589
Total expenses	1,685,826	1,713,409	1,633,463	1,586,667	1,445,466
Operating income	916,250	837,411	857,358	810,331	690,073
Other income (expense):
Income from unconsolidated joint ventures	11,232	8,074	22,770	12,769	75,074
Gain on sale of investment in unconsolidated joint venture	—	59,370	—	—	—
Gains on consolidation of joint ventures	—	—	—	—	385,991
Interest and other income	5,783	7,230	6,777	8,765	8,310
Gains (losses) from investments in securities	3,678	2,273	(653)	1,038	2,911
Interest expense	(374,481)	(412,849)	(432,196)	(455,743)	(446,880)
Gains (losses) from early extinguishments of debt	496	(371)	(22,040)	(10,633)	122
Losses from interest rate contracts	—	(140)	—	—	—
Income from continuing operations	562,958	500,998	432,016	366,527	715,601
Discontinued operations	—	—	—	—	141,365
Income before gains on sales of real estate	562,958	500,998	432,016	366,527	856,966
Gains on sales of real estate	8,240	82,775	377,093	174,686	—
Net income	571,198	583,773	809,109	541,213	856,966
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(47,832)	2,068	(149,855)	(30,561)	(1,347)
Noncontrolling interest-redeemable preferred units	—	—	(6)	(1,023)	(6,046)
Net income attributable to Boston Properties Limited Partnership	523,366	585,841	659,248	509,629	849,573
Preferred distributions	(10,500)	(10,500)	(10,500)	(10,500)	(8,057)
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	$575,341	$648,748	$499,129	$841,516
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$2.99	$3.36	$3.79	$2.93	$4.14
Discontinued operations	—	—	—	—	0.83
Net income	$2.99	$3.36	$3.79	$2.93	$4.97
Weighted average number of common units outstanding	171,661	171,361	171,139	170,453	169,126
Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Income from continuing operations	$2.98	$3.35	$3.78	$2.92	$4.14
Discontinued operations	—	—	—	—	0.83
Net income	$2.98	$3.35	$3.78	$2.92	$4.97
Weighted average number of common and common equivalent units outstanding	171,861	171,623	171,512	170,672	169,446

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Balance Sheet information:
Real estate, gross	$20,685,164	$19,733,872	$19,061,141	$18,814,558	$18,548,441
Real estate, net	16,188,205	15,597,508	15,214,325	15,338,237	15,451,531
Cash and cash equivalents	434,767	356,914	723,718	1,763,079	2,365,137
Total assets (1)	19,053,430	18,524,123	18,010,170	19,501,688	19,769,351
Total indebtedness (1)	10,271,611	9,796,133	9,188,543	10,052,412	11,480,258
Noncontrolling interests	2,292,263	2,262,040	2,286,689	2,415,371	1,915,573
Boston Properties Limited Partnership partners’ capital	3,807,630	3,811,717	3,684,522	3,639,916	4,187,171
Noncontrolling interests in property partnerships	1,683,760	1,530,647	1,574,400	1,602,467	726,132

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (2)	$1,068,119	$1,034,251	$918,543	$899,094	$839,369
Distributions per common unit (3)	3.05	2.70	3.85	7.10	4.85
Cash flows provided by operating activities	907,445	1,036,874	799,411	695,553	777,926
Cash flows used in investing activities	(897,814)	(1,329,057)	(280,226)	(665,124)	(532,640)
Cash flows provided by (used in) financing activities	68,222	(74,621)	(1,558,546)	(632,487)	1,077,873
Total square feet at end of year (including development projects)	50,339	47,704	46,495	45,760	44,399
In-service percentage leased at end of year	90.7%	90.2%	91.4%	91.7%	93.4%
  _______________

(1)
On January 1, 2016, we adopted ASU 2015-03 and retrospectively applied the guidance to our Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, with the exception of December 31, 2017 and December 31, 2016, were previously included in Total Assets totaling approximately $28.0 million, $34.5 million and $41.2 million are now included in Total Indebtedness as of December 31, 2015, 2014 and 2013, respectively.

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
A reconciliation of FFO attributable to Boston Properties Limited Partnership common unitholders to net income attributable to Boston Properties Limited Partnership common unitholders computed in accordance with GAAP is provided under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations.”

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
Forward-Looking Statements
The Annual Reports on Form 10-K, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. Such statements are contained principally, but not only, under the captions “Business—Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on beliefs and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” "budget," “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions which do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance, which may be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
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

Outlook
Economic growth in the United States remains stable resulting in fourth quarter GDP growth of 2.6%. The Federal Reserve has increased interest rates four times since December 2016 with indications of more increases to come, yet interest rates remain relatively low by historical standards. In addition, recently passed Federal tax reform may provide a boost to the U.S. economy and prolong the current economic recovery. Given the pace of GDP growth, low inflation and tax reform, we do not expect a sharp increase in long-term interest rates and expect reasonably healthy operating and financial market conditions to continue.
In this economic climate, we continue to focus on:

•	ensuring tenant satisfaction;

•	leasing available space in our in-service and development properties, as well as focusing on sizable future lease expirations well in advance;

•	completing the construction of our development properties;

•	completing the redevelopment and repositioning of several key properties to increase future revenues and asset values over the long-term, despite the adverse impact on near-term revenue and earnings;

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
The overall occupancy of our in-service properties increased to 90.7% at December 31, 2017 from 90.2% at September 30, 2017 due mainly to increased leasing activity at our Boston Central Business District ("CBD") assets. During the fourth quarter, we signed leases across our portfolio totaling approximately 2.4 million square feet, which is greater than our most recent 10-year historical quarterly average of 1.4 million, and commenced revenue recognition on approximately 1.3 million square feet of leases in second-generation space. Of these second-generation leases, approximately 1.0 million square feet had been vacant for less than one year and, in the aggregate, they represent a slight increase in net rental obligations (gross rent less operating expenses) of approximately 0.2%. The muted increase in net rents was primarily due to releasing space at lower rental rates than the expiring tenants at 399 Park Avenue in our New York region and one lease renewal in suburban Montgomery County in our Washington, DC region. Across our portfolio we continue to experience increases in construction costs, which generally result in increased tenant allowances and costs to build out tenant spaces.
Our investment strategy remains mostly unchanged. Other than possible acquisitions of value-add assets, such as those requiring lease-up or repositioning, we intend to continue to invest primarily in higher yielding new development opportunities, in each case with significant pre-leasing commitments, rather than lower yielding acquisitions of stabilized assets for which demand and pricing remain strong.
Our development activity remains vibrant. As of December 31, 2017, our development pipeline consisted of twelve construction/redevelopment projects that, when completed, we expect will total approximately 6.2 million net rentable square feet. Our share of the total budgeted cost for these projects is approximately $3.4 billion, of which approximately $1.5 billion of equity remains to be invested as of December 31, 2017. As of February 22, 2018, approximately 81% of the commercial space in these development projects is pre-leased.
During the fourth quarter of 2017 and into February 2018, we commenced development on two new office projects, including an approximately 276,000 square foot project located in Reston, VA with 100% of the office space pre-leased to Leidos and an approximately 211,000 square foot project located in Waltham, MA that is 52% leased, as of February 22, 2018, to an engineering firm. We also commenced our Hub on Causeway Residential joint venture project located in Boston, MA. We expect our share of the estimated development costs for these three projects to total approximately $400 million.
In addition, we signed leases with two anchor tenants; 1) a tenant for 66% of the office space for our 2100 Pennsylvania Avenue project, which we expect to commence development upon receipt of necessary approvals from the District of Columbia and the expiration of leases in the existing buildings on the site in 2019 and 2) with Fannie Mae to lease approximately 850,000 net rentable square feet of Class A office space at our Reston Gateway development project located in Reston, Virginia. The initial phase of the Reston Gateway development project will consist of approximately 1.0 million net rentable square feet. We expect to commence the construction of this project in the second half of 2018, upon receipt of all necessary approvals.
During the fourth quarter of 2017, we reduced our overall borrowing cost and extended our debt maturities by redeeming $850 million of 3.700% unsecured senior notes that were scheduled to mature on November 15, 2018 with the proceeds from the issuance of $850 million of 3.200% unsecured senior notes maturing January 15, 2025. Excluding our unconsolidated joint ventures assets, we have no debt maturing in 2018 and $700 million of 5.875% unsecured senior notes that matures in October 2019.
Given that interest rates remain relatively low, we may elect to supplement our liquidity position to provide additional capacity to fund our remaining capital requirements for existing development and redevelopment projects, refinance debt before maturity and pursue other attractive investment opportunities. Depending on the type and timing of financing, raising capital may result in us carrying additional cash and cash equivalents pending our use of the proceeds.
The same factors that create challenges to acquiring assets present opportunities for us to continue to review our portfolio to identify properties as potential sales candidates because they may no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. We expect to sell a modest number of non-core assets in 2018, subject to market conditions.
A brief overview of each of our markets follows.
Boston
The greater Boston region continues to attract life science and established technology companies, as well as start-up technology and maker organizations. The Boston CBD submarket continues to be driven by lease expirations from traditional financial and professional services tenants and a steady flow of new technology companies moving into the CBD. During the fourth quarter of 2017, we signed leases for approximately 68,000 square feet at our 200 Clarendon Street property, bringing our total leasing at the property to more than 350,000 square feet for 2017 and resulting in the property being 97.8% committed at the end of the year. In January 2018, we signed leases for approximately 25,000 square feet at 200 Clarendon Street and are negotiating a lease for another approximately 30,000 square feet. In addition, we completed a lease for approximately 147,000 square feet at our Hub on Causeway podium office project and have reached an agreement with a retail user that, if completed, would bring the total project to 89% leased. We expect to complete the development of this phase of the project in 2019.
The Cambridge office market continues to generate strong rental rates. This is evidenced by the releasing, during January 2018, of approximately 90,000 square feet with an increase in net rents of approximately 122%. Our approximately 1.6 million square foot in-service office portfolio in Cambridge is dominated by large users and is nearly 100% occupied. Our suburban Waltham/Lexington submarket continues to strengthen due to the organic growth of our existing tenant base and other tenants in the market looking for space to accommodate their expanding workforces. During the fourth quarter, we completed approximately 395,000 square feet of leasing in the suburban submarket, including a 110,000 square foot, lease for 52% of our 211,000 square foot 20 CityPoint project.
Los Angeles
Our Colorado Center joint venture asset in Santa Monica, California is approximately 93.8% leased, including leases with future commencement dates, as of December 31, 2017. In our first full year of ownership, our approach to property management, leasing and commitment to invest capital has transformed this once under-leased asset into a top-tier property in the marketplace.
We are committed to growing our presence and portfolio in the Los Angeles market and expect to continue to underwrite investment opportunities in this market while maintaining our disciplined investment approach.

New York
Our overall expectations for the midtown Manhattan office market and the leasing activity in our portfolio remain generally consistent with recent quarters. New supply continues to come into the market in the form of new deliveries and large lease expirations. As a result, tenants have increasing options, and therefore we do not expect significant growth in office rents in the near-term, and we are experiencing higher tenant concessions. However, we are encouraged that we completed leases for approximately 622,000 square feet in the fourth quarter that were primarily long-term renewals. Our New York City portfolio occupancy improved to 90.3% as of December 31, 2017 from 90.0% as of September 30, 2017. We are in discussions for large blocks of space at 399 Park Avenue and One Five Nine East 53rd Street, but we do not expect revenue from replacement tenants to begin until 2019.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the United States. We continue to benefit from this strength as evidenced by the approximately 50,000 square feet of second generation leases that commenced during the fourth quarter of 2017. These leases were for space that had been vacant for less than one year and provided an average increase in net rental obligations of approximately 85.5%.
During the fourth quarter, we leased approximately 205,000 square feet of space at Salesforce Tower, a Class A office project with approximately 1.4 million square feet, and, on December 1, 2017 we partially placed the project in-service. As of February 22, 2018 the project is 97% leased.
Washington, DC
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive primarily because there has been a significant increase in supply without a corresponding increase in demand. Outside of the District of Columbia, our Reston Town Center properties are approximately 96.7% leased, and leasing activity is healthy for our available and near-term expiring space.
Our development activities are active as we signed a lease for an anchor tenant for 66% of the space at our 2100 Pennsylvania Avenue project. In January 2018, we entered into an approximately 276,000 square foot build-to-suit lease with Leidos to construct its new office headquarters at Reston Town Center. In addition, in February 2018, we executed a lease with Fannie Mae to lease approximately 850,000 net rentable square feet of Class A office space at our Reston Gateway development project located in Reston, Virginia. The initial phase of the Reston Gateway development project will consist of approximately 1.0 million net rentable square feet.

Leasing Statistics
The table below details the leases that commenced during the three and twelve months ended December 31, 2017:

	Three Months Ended December 31, 2017	Twelve Months Ended December 31, 2017
	Total Square Feet
Vacant space available at the beginning of the period	4,257,942	4,196,275
Property dispositions/properties taken out of service	—	(115,289)
Vacant space in properties acquired	—	15,944
Properties placed in-service	179,317	577,177
Leases expiring or terminated during the period	1,178,703	4,796,055
Total space available for lease	5,615,962	9,470,162
1st generation leases	238,716	541,294
2nd generation leases with new tenants	922,775	2,987,671
2nd generation lease renewals	414,943	1,901,669
Total space leased (1)	1,576,434	5,430,634
Vacant space available for lease at the end of the period	4,039,528	4,039,528

Leases executed during the period, in square feet (2)	2,392,019	6,450,435

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,337,718	4,889,340
Weighted Average Lease Term	113 Months	100 Months
Weighted Average Free Rent Period	79 Days	102 Days
Total Transaction Costs Per Square Foot (4)	$65.82	$57.58
Increase in Gross Rents (5)	0.50%	7.61%
Increase in Net Rents (6)	0.22%	11.32%
 __________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance to GAAP during the three and twelve months ended December 31, 2017.

(2)
Represents leases executed during the three and twelve months ended December 31, 2017 for which we either (a) commenced rental revenue recognition in such period or (b) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and twelve months ended December 31, 2017 is 317,507 and 990,562, respectively.

(3)
Second generation leases are defined as leases for space that had previously been under lease by us. Of the 1,337,718 and 4,889,340 square feet of second generation leases that commenced during the three and twelve months ended December 31, 2017, respectively, 1,024,217 and 3,902,784 square feet were signed in prior periods for the three and twelve months ended December 31, 2017, respectively.

(4)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 950,634 and 3,592,233 square feet of second generation leases that had been occupied within the prior 12 months for the three and twelve months ended December 31, 2017, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 950,634 and 3,592,233 square feet of second generation leases that had been occupied within the prior 12 months for the three and twelve months ended December 31, 2017, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

For descriptions of significant transactions that we completed during 2017, see “Item 1. Business—Transactions During 2017.”

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
Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” (“ASC 360”) requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. Discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The components of the property’s net income that are reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by BXP’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell.
Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. We capitalize acquisition costs that we incur to effect an asset acquisition and expense acquisition costs that we incur to effect a business combination, including legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties follows the guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate-General.” The costs of land and buildings under development include specifically identifiable costs.
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
Revenue Recognition
In general, we commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the terms of our respective leases. We recognize rental revenue of acquired in-place “above-” and “below-market” leases at their fair values over the original term of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.
For the year ended December 31, 2017, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $23.5 million. For the year ended December 31, 2017, the impact of the straight-line rent adjustment increased rental revenue by approximately $54.8 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 to the Consolidated Financial Statements.
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
If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.3 years as of December 31, 2017. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
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
We follow the authoritative guidance for fair value measurements when valuing our financial instruments for disclosure purposes. BPLP determine the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of BPLP’s unsecured senior notes is categorized at a level basis (as defined in ASC 820 "Fair Value Measurements and Disclosures", the accounting standards for Fair Value Measurements and Disclosures) due to the fact that we use quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. We determine the fair value of our mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, we add our estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The inputs used in determining the fair value of our mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that we consider the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit, we utilize a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and our specific credit profile, at which we estimate we could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a level 3 input.
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
Results of Operations for the Years Ended December 31, 2017 and 2016
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $50.3 million and $62.5 million for the year ended December 31, 2017 compared to 2016, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2017 to the year ended December 31, 2016” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2017 and 2016 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$451,939	$502,285	$(50,346)	(10.02)%
Preferred dividends	10,500	10,500	—	—%
Net Income Attributable to Boston Properties, Inc.	462,439	512,785	(50,346)	(9.82)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	52,210	59,260	(7,050)	(11.90)%
Noncontrolling interests in property partnerships	47,832	(2,068)	49,900	2,412.96%
Net Income	562,481	569,977	(7,496)	(1.32)%
Gains on sales of real estate	7,663	80,606	(72,943)	(90.49)%
Income Before Gains on Sales of Real Estate	554,818	489,371	65,447	13.37%
Other Expenses:
Add:
Losses from interest rate contracts	—	140	(140)	(100.00)%
Interest expense	374,481	412,849	(38,368)	(9.29)%
Other Income:
Less:
Gains (losses) from early extinguishments of debt	496	(371)	867	233.69%
Gains from investments in securities	3,678	2,273	1,405	61.81%
Interest and other income	5,783	7,230	(1,447)	(20.01)%
Gain on sale of investment in unconsolidated joint venture	—	59,370	(59,370)	(100.00)%
Income from unconsolidated joint ventures	11,232	8,074	3,158	39.11%
Operating Income	908,110	825,784	82,326	9.97%
Other Expenses:
Add:
Depreciation and amortization	617,547	694,403	(76,856)	(11.07)%
Impairment loss	—	1,783	(1,783)	(100.00)%
Transaction costs	668	2,387	(1,719)	(72.02)%
General and administrative expense	113,715	105,229	8,486	8.06%
Other Revenue:
Less:
Development and management services	34,605	28,284	6,321	22.35%
Net Operating Income	$1,605,435	$1,601,302	$4,133	0.26%

Boston Properties Limited Partnership

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$512,866	$575,341	$(62,475)	(10.86)%
Preferred distributions	10,500	10,500	—	—%
Net Income Attributable to Boston Properties Limited Partnership	523,366	585,841	(62,475)	(10.66)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	47,832	(2,068)	49,900	2,412.96%
Net Income	571,198	583,773	(12,575)	(2.15)%
Gains on sales of real estate	8,240	82,775	(74,535)	(90.05)%
Income Before Gains on Sales of Real Estate	562,958	500,998	61,960	12.37%
Other Expenses:
Add:
Losses from interest rate contracts	—	140	(140)	(100.00)%
Interest expense	374,481	412,849	(38,368)	(9.29)%
Other Income:
Less:
Gains (losses) from early extinguishments of debt	496	(371)	867	233.69%
Gains from investments in securities	3,678	2,273	1,405	61.81%
Interest and other income	5,783	7,230	(1,447)	(20.01)%
Gain on sale of investment in unconsolidated joint venture	—	59,370	(59,370)	(100.00)%
Income from unconsolidated joint ventures	11,232	8,074	3,158	39.11%
Operating Income	916,250	837,411	78,839	9.41%
Other Expenses:
Add:
Depreciation and amortization	609,407	682,776	(73,369)	(10.75)%
Impairment loss	—	1,783	(1,783)	(100.00)%
Transaction costs	668	2,387	(1,719)	(72.02)%
General and administrative expense	113,715	105,229	8,486	8.06%
Other Revenue:
Less:
Development and management services	34,605	28,284	6,321	22.35%
Net Operating Income	$1,605,435	$1,601,302	$4,133	0.26%

At December 31, 2017, 2016 and 2015, we owned or had interests in a portfolio of 179, 174 and 168 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the years ended December 31, 2017, 2016 and 2015 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, losses from interest rate contracts, interest expense, depreciation and amortization, impairment loss, transaction costs and corporate general and administrative expense less (2) gains on sales of real estate, gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, interest and other income, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level.
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
The gains on sales of real estate and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate and depreciation expense when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.7 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2016 and owned and in service through December 31, 2017. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2016 or disposed of on or prior to December 31, 2017. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2017 and 2016 with respect to the properties which were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2017	2016	Increase/ (Decrease)	% Change	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$2,395,910	$2,329,295	$66,615	2.86%	$7,669	$3,929	$73,414	$45,814	$4,375	$18,913	$846	$3,709	$2,482,214	$2,401,660	$80,554	3.35%
Termination Income	24,467	60,183	(35,716)	(59.35)%	6	—	—	—	(1,415)	(890)	—	—	23,058	59,293	(36,235)	(61.11)%
Total Rental Revenue	2,420,377	2,389,478	30,899	1.29%	7,675	3,929	73,414	45,814	2,960	18,023	846	3,709	2,505,272	2,460,953	44,319	1.80%
Real Estate Operating Expenses	887,538	856,637	30,901	3.61%	2,065	857	21,996	11,564	11,387	11,745	689	1,889	923,675	882,692	40,983	4.64%
Net Operating Income (Loss), Excluding Residential and Hotel (1)	1,532,839	1,532,841	(2)	—%	5,610	3,072	51,418	34,250	(8,427)	6,278	157	1,820	1,581,597	1,578,261	3,336	0.21%
Residential Net Operating Income (Loss) (2)	10,294	10,246	48	0.47%	—	—	—	—	—	(623)	—	—	10,294	9,623	671	6.97%
Hotel Net Operating Income (2)	13,544	13,418	126	0.94%	—	—	—	—	—	—	—	—	13,544	13,418	126	0.94%
Consolidated Net Operating Income (Loss) (1) (2)	$1,556,677	$1,556,505	$172	0.01%	$5,610	$3,072	$51,418	$34,250	$(8,427)	$5,655	$157	$1,820	$1,605,435	$1,601,302	$4,133	0.26%
_______________

(1)	The change in the Same Property Portfolio was driven by the decrease in termination income. For additional information, see page 61.

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 59. Residential Net Operating Income for the year ended December 31, 2017 and 2016 are comprised of Residential Revenue of $16,596 and $16,699 less Residential Expenses of $6,302 and $7,076, respectively. Hotel Net Operating Income for the year ended December 31, 2017 and 2016 are comprised of Hotel Revenue of $45,603 and $44,884 less Hotel Expenses of $32,059 and $31,466, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $66.6 million for the year ended December 31, 2017 compared to 2016. The increase was primarily the result of an increase in revenue from our leases and parking and other income of approximately $62.9 million and $4.6 million, respectively, partially offset by decreases in other recoveries of approximately $0.9 million. Rental revenue from our leases increased by approximately $62.9 million as a result of our average revenue per square foot increasing by approximately $1.70, contributing approximately $62.5 million, and an approximately $0.4 million increase due to our average occupancy increasing from 91.53% to 91.54%.
Termination Income
Termination income decreased by approximately $35.7 million for the year ended December 31, 2017 compared to 2016.
Termination income for the year ended December 31, 2017 resulted from the termination of 33 tenants across the Same Property Portfolio which totaled approximately $24.5 million of which approximately $21.3 million was attributable to the New York Region. The remaining approximately $2.8 million of termination income was primarily related to the Washington, DC region. In addition, we received the fifth interim distribution from our unsecured creditor's claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 10 to the Consolidated Financial Statements). Recently, claims of similar priority to that of our remaining claim were quoted privately reflecting a value for our remaining claim of approximately $1.0 million; however, there can be no assurance as to the timing or amount of additional proceeds, if any, that we may receive.
Termination income for the year ended December 31, 2016 resulted from the termination of 35 tenants across the Same Property Portfolio which totaled approximately $60.2 million of which approximately $58.8 million was from our New York region. On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million. The remaining approximately $12.4 million of termination income from the New York region was primarily related to negotiated early releases with three other tenants. In addition, during the year ended December 31, 2016, we received the fourth interim distribution from our unsecured creditor's claim against Lehman Brothers, Inc. of approximately $1.4 million.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $30.9 million, or 3.6%, for the year ended December 31, 2017 compared to 2016, due primarily to increases in real estate taxes and other real estate operating expenses of approximately $17.8 million, or 4.3% and $13.1 million, or 2.7%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2016 and December 31, 2017. Rental revenue and real estate operating expenses increased by approximately $3.7 million and $1.2 million, respectively for the year ended December 31, 2017 compared to 2016, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
3625-3635 Peterson Way	April 22, 2016	218,366	$5,936	$3,929	$2,007	$1,227	$857	$370
103 Carnegie Center (1)	May 15, 2017	96,332	1,739	—	1,739	838	—	838
		314,698	$7,675	$3,929	$3,746	$2,065	$857	$1,208
_______________

(1)	Rental revenue includes termination income of approximately $6,000 for the year ended December 31, 2017.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2016 and December 31, 2017. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $27.6 million and $10.4 million, respectively, for the year ended December 31, 2017 compared to 2016 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,818	$37,987	$34,050	$3,937	$9,827	$7,919	$1,908
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	5,584	3,947	1,637	1,400	1,385	15
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,199	11,657	5,540	6,117	3,480	1,334	2,146
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	—	(8)	8	346	116	230
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,000	17,486	2,285	15,201	6,597	810	5,787
191 Spring Street	Fourth Quarter, 2017	N/A	171,000	29	—	29	55	—	55
Salesforce Tower	Fourth Quarter, 2017	N/A	1,400,000	671	—	671	291	—	291
			2,911,275	$73,414	$45,814	$27,600	$21,996	$11,564	$10,432

Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2016 and December 31, 2017. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $15.1 million and $0.4 million for the year ended December 31, 2017 compared to 2016, respectively.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2017	2016	Change	2017	2016	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$2,218	$11,530	$(9,312)	$7,368	$8,173	$(805)
191 Spring Street (2)	December 29, 2016	171,000	—	2,813	(2,813)	2,843	2,025	818
145 Broadway (3)	April 6, 2017	79,616	742	3,680	(2,938)	1,176	1,547	(371)
		470,616	$2,960	$18,023	$(15,063)	$11,387	$11,745	$(358)
_______________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes termination income of approximately $(1.4) million and $(0.9) million for the years ended December 31, 2017 and 2016, respectively. In addition, real estate operating expense includes demolition costs of approximately $5.8 million and $2.3 million for the years ended December 31, 2017 and 2016, respectively.

(2)	Real estate operating expenses includes demolition costs of approximately $2.8 million and $0.3 million for the years ended December 31, 2017 and 2016, respectively.

(3)
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. Real estate operating expenses for the year ended December 31, 2017 includes approximately $0.8 million of demolition costs.

In addition, during the year ended December 31, 2016, we had approximately $0.6 million of demolition costs related to our Proto Kendall Square residential development project.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2016 and December 31, 2017. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $2.9 million and $1.2 million, respectively, for the year ended December 31, 2017 compared to 2016 as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2017	2016	Change	2017	2016	Change
				(dollars in thousands)
415 Main Street	February 1, 2016	Office	231,000	$—	$1,675	$(1,675)	$—	$412	$(412)
30 Shattuck Road	April 19, 2017	Land	N/A	—	—	—	14	46	(32)
40 Shattuck Road	June 13, 2017	Office	122,000	846	2,034	(1,188)	599	1,301	(702)
Reston Eastgate	August 30, 2017	Land	N/A	—	—	—	76	130	(54)
			353,000	$846	$3,709	$(2,863)	$689	$1,889	$(1,200)

For additional information on the sale of the above properties and land parcels refer to “Results of Operations—Other Income and Expense Items - Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Other Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $48,000 for the year ended December 31, 2017 compared to 2016.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the years ended December 31, 2017 and 2016.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2017	2016	Percentage Change	2017	2016	Percentage Change
Average Monthly Rental Rate (1)	$4,245	$4,154	2.2%	$2,391	$2,385	0.3%
Average Rental Rate Per Occupied Square Foot	$4.70	$4.61	2.0%	$2.64	$2.62	0.8%
Average Physical Occupancy (2)	94.3%	95.6%	(1.4)%	93.8%	93.6%	0.2%
Average Economic Occupancy (3)	94.8%	96.5%	(1.8)%	92.7%	93.6%	(1.0)%
_______________

(1)
Average Monthly Rental Rate is calculated as the average of the quotients obtained by dividing (A) rental revenue as determined in accordance with GAAP, by (B) the number of occupied units for each month within the applicable fiscal period.

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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $0.1 million for the year ended December 31, 2017 compared to 2016. We expect our hotel net operating income for fiscal 2018 to be between $13 million and $15 million.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the years ended December 31, 2017 and 2016.

	2017	2016	Percentage Change
Occupancy	79.9%	79.5%	0.5%
Average daily rate	$276.67	$271.38	1.9%
REVPAR	$221.17	$215.71	2.5%
Other Operating Income and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $6.3 million for the year ended December 31, 2017 compared to 2016. Development and management services revenue increased by approximately $4.0 million and $2.3 million, respectively. The increase in development revenue is primarily related to an approximately $2.5 million development fee we received as a result of a third-party terminating their development agreement with us. The remaining increase in development revenue was from a third-party development agreement in the Boston region and from our unconsolidated joint ventures that are developing Dock 72 in Brooklyn, New York and The Hub on Causeway in Boston, Massachusetts. Management services revenue increased primarily due to property management fees we earned from our unconsolidated joint venture, that acquired Colorado Center in Santa Monica, California on July 1, 2016, as well as an increase in service income that we earned from our tenants in our New York region. We expect our development and management services revenue to contribute between $29 million and $34 million for 2018.
General and Administrative Expense
General and administrative expense increased by approximately $8.5 million for the year ended December 31, 2017 compared to 2016 primarily due to compensation expense and other general and administrative expenses increasing by approximately $7.2 million and $1.3 million, respectively. The increase in compensation expense was primarily related to (1) an approximately $1.4 million increase in the value of our deferred compensation plan, (2) an approximately $2.8 million difference between the unrecognized expense remaining from the 2014 MYLTIP Units compared to the expense that was recognized during year ended December 31, 2017 for the 2017 MYLTIP Units (See Notes 11 and 17 to the Consolidated Financial Statements) and (3) an increase in other compensation related expenses of approximately $3.0 million. The increase in other general and administrative expenses was primarily related to the write-off of the remaining fees associated with BXP’s ATM stock offering program that was scheduled to expire on June 3, 2017 and an increase in other professional fees. We expect our general and administrative expenses to be between $115 million and $120 million for 2018.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the years ended December 31, 2017 and 2016 were approximately $18.6 million and $18.3 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $1.7 million for the year ended December 31, 2017 compared to 2016. This decrease was primarily related to the acquisition of 3625-3635 Peterson Way in Santa Clara, California, on April 22, 2016, and the acquisition of a 49.8% interest in an existing joint venture that owns and operates Colorado Center in Santa Monica, California on July 1, 2016. In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions are expensed. However, in January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” and we chose to early adopt it during the first quarter of 2017. We expect that acquisitions of real estate or in-substance real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay (See Note 2 to the Consolidated Financial Statements).

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
Depreciation and Amortization Expense
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
Boston Properties, Inc.
Depreciation and amortization expense decreased by approximately $76.9 million for the year ended December 31, 2017 compared to 2016, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2017	2016	Change
	(in thousands)
Same Property Portfolio (1)	$593,366	$624,716	$(31,350)
Properties Placed in-Service Portfolio	15,815	8,913	6,902
Properties Acquired Portfolio	5,044	2,693	2,351
Properties in Development or Redevelopment Portfolio (2)	3,050	57,184	(54,134)
Properties Sold Portfolio	272	897	(625)
	$617,547	$694,403	$(76,856)
_______________

(1)
We commenced several repositioning and capital improvement projects during the year ended December 31, 2016 and as a result accelerated depreciation and amortization on the portion of the building that was being repositioned or undergoing capital improvements.

(2)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. As a result, during the year ended December 31, 2016, we recorded approximately $50.8 million, including $3.2 million related to the step-up of real estate assets, of accelerated depreciation expense for the portion of the complex that was demolished.

Boston Properties Limited Partnership
Depreciation and amortization expense decreased by approximately $73.4 million for the year ended December 31, 2017 compared to 2016, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2017	2016	Change
	(in thousands)
Same Property Portfolio (1)	$585,226	$616,669	$(31,443)
Properties Placed in-Service Portfolio	15,815	8,913	6,902
Properties Acquired Portfolio	5,044	2,693	2,351
Properties in Development or Redevelopment Portfolio (2)	3,050	53,604	(50,554)
Properties Sold Portfolio	272	897	(625)
	$609,407	$682,776	$(73,369)

_______________

(1)
We commenced several repositioning and capital improvement projects during the year ended December 31, 2016 and as a result accelerated depreciation and amortization on the portion of the building that was being repositioned or undergoing capital improvements.

(2)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $47.6 million of accelerated depreciation expense for the portion of the complex that was demolished.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the year ended December 31, 2017 compared to 2016, income from unconsolidated joint ventures increased by approximately $3.2 million due to an approximately $8.1 million increase in our share of net income which primarily resulted from the joint venture that owns Colorado Center in Santa Monica, California and our 901 New York Avenue joint venture in Washington, DC. These increases were partially offset by an approximately $4.9 million decrease in our share of net income, which primarily resulted from our Annapolis Junction and Market Square North joint ventures located in the Washington, DC region.
On July 28, 2017, the joint venture that owns Colorado Center, which we acquired on July 1, 2016, obtained mortgage loan financing, which increased interest expense and reduced the net income for the joint venture. The increase in net income from our 901 New York Avenue joint venture was related to our allocation of income and distributions for the year ended December 31, 2017. Due to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement, a disproportionate distribution was made by the joint venture to us.
The decrease in our share of net income from our Annapolis Junction joint venture is primarily due to a decrease in occupancy and an increase in interest expense related to Annapolis Junction Building One’s mortgage loan having an event of default and, commencing October 17, 2016, being charged interest at the default interest rate. The decrease in net income from our Market Square North joint venture was primarily related to an increase in depreciation expense. For additional information pertaining to the Annapolis Junction Building One mortgage loan refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”
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
Interest and Other Income
Interest and other income decreased by approximately $1.4 million for the year ended December 31, 2017 compared to 2016 due primarily to a decrease in other income of approximately $2.6 million, partially offset by an increase in interest income of approximately $1.2 million. The decrease in other income was primarily due to an approximately $1.3 million tax credit that we received from our Washington, DC region and approximately $1.7 million related to the sale of historic tax credits at The Lofts at Atlantic Wharf in Boston, Massachusetts, in each case during 2016. Neither of these items recurred during 2017. These decreases were partially offset by an increase in the income from a purchase rebate program in which we participate.
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
Gains from Investments in Securities
Gains from investments in securities for the years ended December 31, 2017 and 2016 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP's officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to officers of BXP under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the years ended December 31, 2017 and 2016, we recognized gains of approximately $3.7 million and $2.3 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $3.7 million and $2.3 million during the years ended December 31, 2017 and 2016, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Interest Expense
Interest expense decreased by approximately $38.4 million for the year ended December 31, 2017 compared to 2016 as detailed below.

Component	Change in interest expense for the year ended December 31, 2017 compared to December 31, 2016
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	$20,801
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building) (1)	18,998
Utilization of the Unsecured Line of Credit as well as an increase in capacity due to the execution of the 2017 Credit Facility (2)	2,342
Issuance of $850 million in aggregate principal of 3.200% senior notes due 2025 on December 4, 2017	2,080
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	1,956
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	1,313
Other interest expense (excluding senior notes)	165
Total increases to interest expense	47,655
Decreases to interest expense due to:
Repayment of mortgage financings (3)	(44,900)
Increase in capitalized interest (4)	(21,833)
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (5)	(18,065)
Redemption of $850 million in aggregate principal of 3.700% senior notes due 2018 on December 17, 2017	(1,225)
Total decreases to interest expense	(86,023)
Total change in interest expense	$(38,368)
_______________

(1)	See Note 6 to the Consolidated Financial Statements.

(2)	See Note 9 to the Consolidated Financial Statements

(3)	Includes the repayment of the mortgage loans collateralized Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(4)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(5)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $16.3 million and $34.3 million for the years ended December 31, 2017 and 2016, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 6 and 11 to the Consolidated Financial Statements).

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the years ended December 31, 2017 and 2016 were approximately $61.1 million and $39.2 million, respectively. These costs are not included in the interest expense referenced above.
We estimate net interest expense, which includes debt extinguishment costs, will be between $365 million to $380 million for 2018. These amounts are net of approximately $55 million to $65 million of estimated capitalized interest. The amount of net interest expense depends on a variety of factors, including, among others, the timing of outflows for development costs, the timing of placing developments in service, the amount of interest capitalization and the incurrence of additional debt financings to fund additional investments. In addition, if we refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, and recognize the acceleration of amortized costs. There can be no assurance that our actual interest expense will not differ materially from the estimates above.
At December 31, 2017, our variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility, of which $45.0 million was outstanding at December 31, 2017. For a summary of our consolidated debt as of December 31, 2017 and December 31, 2016 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Gains (Losses) from Early Extinguishments of Debt
On December 17, 2017, BPLP completed the redemption of $850 million in aggregate principal amount of its 3.700% senior notes due November 15, 2018. The redemption price was approximately $865.5 million, which included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 101.49% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $13.9 million, which amount included the payment of the redemption premium totaling approximately $12.7 million.
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
On April 24, 2017, BPLP entered into the 2017 Credit Facility (See Note 9 to the Consolidated Financial Statements). Certain lenders, under the prior credit facility, chose to not participate in the 2017 Credit Facility and as such we recognized a loss on early extinguishment of debt of approximately $0.3 million related to the acceleration of finance fees associated with the prior credit agreement.

On September 1, 2016, we used a portion of the net proceeds from BPLP’s August 2016 offering of senior unsecured notes and available cash to repay the mortgage loan collateralized by our 599 Lexington Avenue property located in New York City totaling $750.0 million. The mortgage loan bore interest at a fixed rate of 5.57% per annum (5.41% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on March 1, 2017. There was no prepayment penalty. We recognized a gain from early extinguishment of debt totaling approximately $0.4 million consisting of the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss, offset by the write-off of unamortized deferred financing costs.
On September 1, 2016, we used a portion of the net proceeds from BPLP’s August 2016 offering of senior unsecured notes and available cash to repay the mortgage loan collateralized by our Embarcadero Center Four property located in San Francisco, California totaling approximately $344.8 million. The mortgage loan bore interest at a fixed rate of 6.10% per annum (7.02% per annum including the impact of financing costs and interest rate hedges) and was scheduled to mature on December 1, 2016. There was no prepayment penalty. We recognized a loss from early extinguishment of debt totaling approximately $0.7 million consisting of the write-off of unamortized deferred financing costs and the acceleration of the remaining balance related to the effective portion of a previous interest rate hedging program included within accumulated other comprehensive loss.
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
Gains on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $72.9 million for the year ended December 31, 2017 compared to 2016, respectively, as detailed below.

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

_______________

(1)	The gain on sale of real estate for this property was $28,000.

(2)
Excludes approximately $1.1 million of gains on sale of real estate recognized during the year ended December 31, 2017 related to a previously deferred gain amount from sales of real estate occurring in prior years.

(3)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the year ended December 31, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $74.5 million for the year ended December 31, 2017 compared to 2016, respectively, as detailed below.

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
_______________

(1)
Excludes approximately $1.1 million of gains on sale of real estate recognized during the year ended December 31, 2017 related to a previously deferred gain amount from sales of real estate occurring in prior years.

(2)
Excludes approximately $6.8 million of a gain on sale of real estate recognized during the year ended December 31, 2016 related to a previously deferred gain amount from the 2014 sale of Patriots Park located in Reston, Virginia.

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $49.9 million for the year ended December 31, 2017 compared to 2016 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2017	2016	Change
	(in thousands)
Salesforce Tower (1)	$(528)	$(34)	$(494)
767 Fifth Avenue (the General Motors Building) (2)	(1,913)	(26,777)	24,864
Times Square Tower	26,808	26,777	31
601 Lexington Avenue (3)	10,317	(12,462)	22,779
100 Federal Street	3,722	1,119	2,603
Atlantic Wharf Office Building	9,426	9,309	117
	$47,832	$(2,068)	$49,900
_______________

(1)
Under the joint venture agreement, (a) from and after the stabilization date, the partner has the right to cause us to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, we have the right to acquire all (but not less than all) of the partner’s interest, in each case at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns are achieved the partner will be entitled to receive an additional promoted interest.  The term stabilization date is defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent.  We expect the stabilization date to occur in the second half of 2018.

(2)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The net loss allocation was primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $16.3 million and $34.3 million for the years ended December 31, 2017 and 2016, respectively. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Notes 6 and 11 to the Consolidated Financial Statements).

(3)
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

Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $7.1 million for the year ended December 31, 2017 compared to 2016 due primarily to a decreases in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2016 and a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Years Ended December 31, 2016 and 2015
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $70.3 million and $73.4 million for the years ended December 31, 2016 compared to 2015, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2016 to the year ended December 31, 2015” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2016	2015	Increase/ (Decrease)	% Change	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$2,309,060	$2,273,432	$35,628	1.57%	$3,929	$—	$71,763	$21,865	$15,233	$28,209	$1,675	$40,938	$2,401,660	$2,364,444	$37,216	1.57%
Termination Income	60,183	40,635	19,548	48.11%	—	—	—	—	(890)	(1,741)	—	—	59,293	38,894	20,399	52.45%
Total Rental Revenue	2,369,243	2,314,067	55,176	2.38%	3,929	—	71,763	21,865	14,343	26,468	1,675	40,938	2,460,953	2,403,338	57,615	2.40%
Real Estate Operating Expenses	852,230	832,164	20,066	2.41%	857	—	18,995	6,342	10,198	10,491	412	15,028	882,692	864,025	18,667	2.16%
Net Operating Income, excluding residential and hotel	1,517,013	1,481,903	35,110	2.37%	3,072	—	52,768	15,523	4,145	15,977	1,263	25,910	1,578,261	1,539,313	38,948	2.53%
Residential Net Operating Income (loss) (1)	10,246	9,446	800	8.47%	—	—	—	—	(623)	—	—	1,210	9,623	10,656	(1,033)	(9.69)%
Hotel Net Operating Income (1)	13,418	13,962	(544)	(3.90)%	—	—	—	—	—	—	—	—	13,418	13,962	(544)	(3.90)%
Consolidated Net Operating Income (1)	$1,540,677	$1,505,311	$35,366	2.35%	$3,072	$—	$52,768	$15,523	$3,522	$15,977	$1,263	$27,120	$1,601,302	$1,563,931	$37,371	2.39%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 59. Residential Net Operating Income for the year ended December 31, 2016 and 2015 are comprised of Residential Revenue of $16,699 and $18,883 less Residential Expenses of $7,076 and $8,227, respectively. Hotel Net Operating Income for the year ended December 31, 2016 and 2015 are comprised of Hotel Revenue of $44,884 and $46,046 less Hotel Expenses of $31,466 and $32,084, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $35.6 million for the year ended December 31, 2016 compared to 2015. The increase was primarily the result of an increase in revenue from our leases of approximately $38.4 million partially offset by decreases in other recoveries and parking and other income of approximately $1.7 million and $1.1 million, respectively. Rental revenue from our leases increased by approximately $38.4 million as a result of our average revenue per square foot increasing by approximately $1.92, contributing approximately $66.0 million partially, offset by an approximately $27.6 million decrease due to a reduction in our average occupancy from 92.0% to 91.4%.
Termination Income
Termination income increased by approximately $19.5 million for the year ended December 31, 2016 compared to 2015.
Termination income for the year ended December 31, 2016 resulted from the termination of 35 tenants across the Same Property Portfolio which totaled approximately $60.2 million of which approximately $58.8 million was from our New York region. On February 3, 2016, we entered into a lease termination agreement with a tenant for an approximately 85,000 square foot lease at our 250 West 55th Street property located in New York City.  The lease was scheduled to expire on February 28, 2035.  In consideration for the termination of the lease, the tenant paid us approximately $45.0 million. The remaining approximately $12.4 million of termination income from the New York region was primarily related to negotiated early releases with three other tenants. In addition, during the year ended December 31, 2016, we received the fourth interim distribution from our unsecured creditor claim again Lehman Brothers, Inc. of approximately $1.4 million.
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
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $20.1 million, or 2.4%, for the year ended December 31, 2016 compared to 2015, due primarily to an increase of approximately $21.0 million, or 5.4%, in real estate taxes, which we primarily experienced in the New York CBD properties partially offset by a decrease in other real estate operating expenses of approximately $0.9 million, or 0.2%.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2015 and December 31, 2016. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $49.9 million and $12.7 million, respectively, for the year ended December 31, 2016 compared to 2015 as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2016	2015	Change	2016	2015	Change
				(dollars in thousands)
535 Mission Street	Fourth Quarter, 2014	Fourth Quarter, 2015	307,235	$23,248	$11,962	$11,286	$6,765	$4,013	$2,752
690 Folsom Street	Fourth Quarter, 2014	Fourth Quarter, 2015	26,080	1,866	963	903	377	237	140
The Point (1)	Third Quarter, 2015	Fourth Quarter, 2015	16,300	835	154	681	289	67	222
601 Massachusetts Avenue	Third Quarter, 2015	Second Quarter, 2016	478,818	34,050	8,786	25,264	7,919	2,025	5,894
804 Carnegie Center	Second Quarter, 2016	Second Quarter, 2016	130,000	3,947	—	3,947	1,385	—	1,385
10 CityPoint	Second Quarter, 2016	Second Quarter, 2016	241,199	5,540	—	5,540	1,334	—	1,334
Reservoir Place North	Second Quarter, 2016	N/A	73,258	(8)	—	(8)	116	—	116
888 Boylston Street	Third Quarter, 2016	N/A	417,000	2,285	—	2,285	810	—	810
			1,689,890	$71,763	$21,865	$49,898	$18,995	$6,342	$12,653
_______________

(1)	This is a retail property.
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
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2015 and December 31, 2016. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $12.1 million and $0.3 million for the year ended December 31, 2016 compared to 2015, respectively.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2016	2015	Change	2016	2015	Change
			(dollars in thousands)
Reservoir Place North	May 1, 2015	73,000	$—	$661	$(661)	$—	$254	$(254)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	11,530	20,700	(9,170)	8,173	7,889	284
191 Spring Street (2)	December 29, 2016	171,000	2,813	5,107	(2,294)	2,025	2,348	(323)
		464,000	$14,343	$26,468	$(12,125)	$10,198	$10,491	$(293)
_______________

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
In addition, during the year ended December 31, 2016, we incurred approximately $0.6 million of demolition costs related to our Proto Kendall Square residential development project.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2015 and December 31, 2016. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $42.5 million and $16.6 million, respectively, for the year ended December 31, 2016 compared to 2015 as detailed below.

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
_______________

(1)
Average Monthly Rental Rate is calculated as the average of the quotients obtained by dividing (A) rental revenue as determined in accordance with GAAP, by (B) the number of occupied units for each month within the applicable fiscal period.

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
Other Operating Income and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $5.7 million for the year ended December 31, 2016 compared to 2015. Development service income increased by approximately $2.5 million and management service income increased by approximately $3.2 million. The increase in development service income is primarily due to increases in development fees from our Boston and New York unconsolidated joint ventures, as well as an increase in our San Francisco third-party development fees, partially offset by a decrease in development fees from our Washington, DC third-party developments and unconsolidated joint ventures. Management service income increased primarily due to management fees and leasing commissions. The increase in management fees was primarily due to the fees we earned from our Colorado Center joint venture, which we acquired on July 1, 2016, in Santa Monica, California. The increase in leasing commissions was related to a commission we earned on a lease that was extended at one of our third party managed buildings in New York City.
General and Administrative Expense
General and administrative expense increased by approximately $8.9 million for the year ended December 31, 2016 compared to 2015 due primarily to an approximately $8.9 million increase in overall compensation expense. The increase in compensation expense was primarily due to the following items: (1) approximately $3.7 million related to the difference between the unrecognized expense remaining from the 2013 MYLTIP Units compared to the expense that was recognized during the year ended December 31, 2016 for the newly issued 2016 MYLTIP Units, (2) an approximately $2.9 million increase in the value of BXP’s deferred compensation plan and (3) an approximately $2.3 million increase in other compensation expenses.
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
Transaction Costs
Transaction costs increased by approximately $1.1 million for the year ended December 31, 2016 compared to 2015 due to the write off of approximately $1.0 million of costs related to the unsuccessful pursuit of a development opportunity in Cambridge, Massachusetts. In general, transaction costs relate to the formation of new and pending joint ventures, pending and completed asset sales and the pursuit of other transactions, including acquisitions are expensed (Refer to Note 2 to the Consolidated Financial Statements).

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
Depreciation and Amortization Expense
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $54.9 million for the year ended December 31, 2016 compared to 2015, as detailed below.

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
_______________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. As a result, during the year ended December 31, 2016, we recorded approximately $50.8 million, including $3.2 million related to the step-up of real estate assets, of accelerated depreciation expense for the portion of the complex that was demolished.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $51.2 million for the year ended December 31, 2016 compared to 2015, as detailed below.

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
_______________

(1)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns 601 Lexington Avenue located in New York City commenced the redevelopment of the six-story, low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We recorded approximately $47.6 million of accelerated depreciation expense for the portion of the complex that was demolished.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the year ended December 31, 2016 compared to 2015, income from unconsolidated joint ventures decreased by approximately $14.7 million due primarily to an approximately $12.4 million decrease in our share of net income from 901 New York Avenue in Washington, DC. During the year ended December 31, 2015, we received a distribution of approximately $24.5 million, which was generated from the excess loan proceeds from the joint venture’s refinancing of its mortgage loan to a new 10-year mortgage loan totaling $225.0 million.  Our allocation of income and distributions for the year ended December 31, 2015 was not proportionate to our nominal ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement. In addition, we had an approximately $4.3 million and $0.7 million decrease in our share of net income from our Annapolis Junction joint venture and Metropolitan Square joint venture, respectively. The decrease for Metropolitan Square is documented below under the heading “Gain on Sale of Investment in Unconsolidated Joint Venture.” The decrease in our share of net income from the Annapolis Junction joint venture is primarily due to an increase in interest expense related to Annapolis Junction Building One having an event of default and as of October 17, 2016 the property was being charged interest at the default interest rate. Also, Annapolis Junction Building Seven and Building Eight had construction loans and, therefore, the venture capitalized the interest and did not expense it during the development period in 2015. In addition, there was an increase in depreciation and amortization expense as a result of Annapolis Junction Building Seven and Building Eight no longer being in development for the entire year ended December 31, 2016. These decreases were partially offset by the acquisition of Colorado Center located in Santa Monica, California and the placing in-service of 1265 Main Street in Waltham, Massachusetts.
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
Interest and Other Income
Interest and other income increased by approximately $0.5 million for the year ended December 31, 2016 compared to 2015 due primarily to a purchase rebate program in which we participated.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the years ended December 31, 2016 and 2015 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP's officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to officers of BXP under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the years ended December 31, 2016 and 2015, we recognized gains (losses) of approximately $2.3 million and $(0.7) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $2.3 million and $(0.6) million during the years ended December 31, 2016 and 2015, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Interest Expense
Interest expense decreased by approximately $19.3 million for the year ended December 31, 2016 compared to 2015 as detailed below.

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
At December 31, 2016, our variable rate debt consisted of BPLP’s $1.0 billion Unsecured Line of Credit, of which no amount was outstanding at December 31, 2016. For a summary of our consolidated debt as of December 31, 2016 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Gains on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.

Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $295.3 million for the year ended December 31, 2016 compared to 2015, respectively, as detailed below.

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

Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $294.3 million for the year ended December 31, 2016 compared to 2015, respectively, as detailed below.

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

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2016	2015	Change
	(in thousands)
505 9th Street (1)	$—	$103,507	$(103,507)
Fountain Square (2)	—	5,121	(5,121)
Salesforce Tower	(34)	—	(34)
767 Fifth Avenue (the General Motors Building) (3)	(26,777)	(20,784)	(5,993)
Times Square Tower	26,777	26,858	(81)
601 Lexington Avenue (4)	(12,462)	21,763	(34,225)
100 Federal Street	1,119	3,986	(2,867)
Atlantic Wharf Office Building	9,309	9,404	(95)
	$(2,068)	$149,855	$(151,923)
_______________

(1)	On September 18, 2015, we sold this property and approximately $101.1 million of the gain was allocated to the outside partners (See Note 11 to the Consolidated Financial Statements).

(2)	On September 15, 2015, we acquired our partners’ nominal 50% interest (See Note 11 to the Consolidated Financial Statements).

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

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to fund:

•	normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	capital expenditures, including major renovations, tenant improvements and leasing costs;

•	development costs;

•	dividend requirements on BXP’s Series B Preferred Stock;

•	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein; and

•	make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP;

•	BPLP’s 2017 Credit Facility and other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.
We draw on multiple financing sources to fund our long-term capital needs. Our current development properties are expected to be primarily funded with our available cash balances, construction loans and BPLP’s 2017 Credit Facility. We use BPLP’s 2017 Credit Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction as of December 31, 2017 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Estimated Future Equity Requirement (1)	Percentage Leased (2)
Office
Salesforce Tower (95% ownership) (3)	Third Quarter, 2019	San Francisco, CA	1	1,400,000	$941,872	$1,073,500	$140,632	97%	(4)
The Hub on Causeway (50% ownership)	Fourth Quarter, 2019	Boston, MA	1	385,000	58,699	141,870	—	80%	(5)
145 Broadway	Fourth Quarter, 2019	Cambridge, MA	1	485,000	90,960	375,000	284,039	98%
Dock 72 (50% ownership)	First Quarter, 2020	Brooklyn, NY	1	670,000	98,594	204,900	—	33%	(6)
6595 Springfield Center Drive (TSA Headquarters)	Fourth Quarter, 2020	Springfield, VA	1	634,000	43,240	313,700	270,460	98%
20 CityPoint	First Quarter, 2021	Waltham, MA	1	211,000	15,073	97,000	81,927	52%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Third Quarter, 2022	Bethesda, MD	1	740,000	21,416	211,100	189,684	100%	(7)
Total Office Properties under Construction			7	4,525,000	1,269,854	2,417,070	966,742	85%
Residential
Proto Kendall Square (280 units)	Second Quarter, 2019	Cambridge, MA	1	149,600	83,670	140,170	56,500	N/A
Proto Kendall Square - Retail			—	14,400	—	—	—	26%
The Hub on Causeway - Residential (440 units) (50% ownership)	Fourth Quarter, 2021	Boston, MA	1	320,000	32,588	153,500	120,912	N/A
Signature at Reston (508 units)	Second Quarter, 2020	Reston, VA	1	490,000	194,242	234,854	40,612	8%	(8)
Signature at Reston - Retail			—	24,600	—	—	—	81%
MacArthur Station Residences (402 units)	Fourth Quarter, 2021	Oakland, CA	1	324,000	8,687	263,600	254,913	N/A	(9)
Total Residential Properties under Construction			4	1,322,600	319,187	792,124	472,937	61%
Redevelopment Properties
191 Spring Street	Fourth Quarter, 2018	Lexington, MA	1	171,000	42,813	53,920	11,107	88%	(10)
One Five Nine East 53rd Street (55% ownership)	Fourth Quarter, 2019	New York, NY	—	220,000	65,232	106,000	40,768	—%
Total Redevelopment Properties under Construction			1	391,000	108,045	159,920	51,875	38%
Total Properties under Construction and Redevelopment			12	6,238,600	$1,697,086	$3,369,114	$1,491,554	81%	(11)
___________

(1)	Represents our share. Includes net revenue during lease up period, acquisition expenses and approximately $61.5 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of February 22, 2018, including leases with future commencement dates.

(3)	See Note 11 to the Consolidated Financial Statements.

(4)
Under the joint venture agreement, if the project is funded with 100% equity, we have agreed to fund 50% of our partner’s equity requirement, structured as preferred equity. We expect to fund approximately $25.4 million at a rate of LIBOR plus 3.0% per annum and receive priority distributions from all distributions to our partner until the principal and interest are repaid. As of December 31, 2017, we had contributed an aggregate of approximately $16.4 million of preferred equity to the venture. This property was 7% placed in-service.

(5)	This development has a $102.3 million (our share) construction facility. As of December 31, 2017, approximately $0.4 million have been drawn under this facility.

(6)	This development has a $125 million (our share) construction facility. As of December 31, 2017, approximately $18.5 million have been drawn under this facility.

(7)	Rentable square feet is an estimate based on current building design.

(8)
Investment amounts include approximately $17 million for overbuilding parking structure to support future development requirements and excludes $10 million of the purchase price for the site that is allocated to rights for future development in Reston Town Center. See Note 20 to the Consolidated Financial Statements.

(9)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(10)	This property was 46% placed in-service.

(11)	Percentage leased excludes residential units.
Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances, mortgage financings and draws on BPLP’s 2017 Credit Facility are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.
Material adverse changes in one or more sources of capital may adversely affect our net cash flows. In turn, these changes could adversely affect our ability to fund operating expenses, dividends and distributions, debt service payments, maintenance and repositioning capital expenditures and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s 2017 Credit Facility and unsecured senior notes.
Our primary uses of capital will be the completion of our current development and redevelopment projects. As of December 31, 2017, our share of the remaining development and redevelopment costs that we expect to fund through 2022 is approximately $1.5 billion.
With approximately $301 million of cash and cash equivalents and approximately $1.8 billion available under the 2017 Credit Facility, in each case, as of February 22, 2018, we have sufficient capital to complete these projects. We believe that our strong liquidity, including our availability under BPLP’s 2017 Credit Facility, and proceeds from debt financings and asset sales provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. In addition, on June 2, 2017 we renewed BXP’s $600 million ATM stock offering program for a period of three years. We have not sold any shares under this ATM stock offering program. During the fourth quarter, we reduced our overall borrowing cost and extended our debt maturities by refinancing $850 million of 3.700% senior notes that were scheduled to mature on November 15, 2018 with the proceeds from the issuance of $850 million of 3.200% senior notes maturing January 2025.
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

REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 18, 2017, the Board of Directors of BXP increased our regular quarterly dividend to $0.80 per common share. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 29, 2017, received the same total distribution per unit, on January 30, 2018.
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
Cash and cash equivalents were approximately $434.8 million and $356.9 million at December 31, 2017 and 2016, respectively, representing an increase of approximately $77.9 million. The following table sets forth changes in cash flows:

	Year ended December 31,
	2017	2016	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$907,445	$1,036,874	$(129,429)
Net cash used in investing activities	(897,814)	(1,329,057)	431,243
Net cash provided by (used in) financing activities	68,222	(74,621)	142,843
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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year ended December 31, 2017 consisted primarily of development projects, building and tenant improvements and capital contributions and distributions to/from unconsolidated joint ventures. Cash used in investing activities for the year ended December 31, 2016 consisted primarily of development projects, tenant improvements and capital contributions to unconsolidated joint ventures partially offset by the proceeds from the sale of real estate as detailed below:

	Year ended December 31,
	2017	2016
	(in thousands)
Acquisition of real estate (1)	$(15,953)	$(78,000)
Construction in progress (2)	(608,404)	(500,350)
Building and other capital improvements	(222,482)	(150,640)
Tenant improvements	(205,331)	(230,298)
Proceeds from sales of real estate (3)	29,810	122,750
Proceeds from sales of real estate placed in escrow (3)	(29,810)	(122,647)
Proceeds from sales of real estate released from escrow (3)	29,810	122,647
Cash released from escrow for land sale contracts	—	1,596
Cash released from escrow for investing activities	9,230	6,694
Cash placed in escrow for investment in unconsolidated joint venture (4)	(25,000)	—
Capital contributions to unconsolidated joint ventures (5)	(109,015)	(575,795)
Capital distributions from unconsolidated joint ventures (6)	251,000	20,440
Proceeds from sale of investment in unconsolidated joint venture (7)	—	55,707
Investments in securities, net	(1,669)	(1,161)
Net cash used in investing activities	$(897,814)	$(1,329,057)
Cash used in investing activities changed primarily due to the following:

(1)	On May 15, 2017, we acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $16.0 million in cash, including transaction costs.
On April 22, 2016, we acquired 3625-3635 Peterson Way located in Santa Clara, California for a purchase price of approximately $78.0 million in cash.

(2)
Construction in progress for the year ended December 31, 2017 includes ongoing expenditures associated with Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were fully placed in-service during the year ended December 31, 2017. In addition, we incurred costs associated with our continued development/redevelopment of Salesforce Tower, One Five Nine East 53rd Street (the low-rise portion of 601 Lexington Avenue), 191 Spring Street, 145 Broadway, 6595 Springfield Center Drive, 20 CityPoint and MacArthur Station Residences, Proto Kendall Square and Signature at Reston residential projects.

Construction in progress for the year ended December 31, 2016 includes ongoing expenditures associated with 601 Massachusetts Avenue, 804 Carnegie Center, 10 CityPoint, Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were partially or fully placed in-service during the year ended December 31, 2016. In addition, we incurred costs associated with our continued development of Salesforce Tower, One Five Nine East 53rd Street (the low-rise portion of 601 Lexington Avenue), 191 Spring Street and Proto Kendall Square and Signature at Reston residential projects.

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

(5)
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2017 consisted primarily of cash contributions of approximately $38.4 million, $45.4 million and $21.6 million to our Dock 72, Hub on Causeway and 7750 Wisconsin Avenue joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the year ended December 31, 2016 were primarily due to cash contributions of approximately $507.1 million to fund our acquisition of a 49.8% interest in Colorado Center on July 1, 2016. In addition, we had capital contributions of approximately $33.1 million, $22.2 million and $13.1 million to our Hub on Causeway, Dock 72 and 1265 Main Street joint ventures, respectively, which were primarily used to fund development activities.

(6)
Capital distributions from unconsolidated joint ventures for the year ended December 31, 2017 consisted of a cash distribution of $251.0 million from our Colorado Center joint venture resulting from the proceeds of the new mortgage financing.

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

Cash provided by financing activities for the year ended December 31, 2017 totaled approximately $0.1 billion. This consisted primarily of the net proceeds from the refinancing of the 767 Fifth Avenue (the General Motors Building) debt partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (dollars in thousands):

	December 31, 2017
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,325,286	154,325,286	$20,066,917
Common Operating Partnership Units	17,628,721	17,628,721	2,292,263	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80,000	—	200,000
Total Equity		171,954,007	$22,559,180

Consolidated Debt			$10,271,611
Add:
BXP’s share of unconsolidated joint venture debt (3)			604,845
Subtract:
Partners’ share of Consolidated Debt (4)			(1,209,280)
BXP’s Share of Debt			$9,667,176

Consolidated Market Capitalization			$32,830,791
BXP’s Share of Market Capitalization			$32,226,356
Consolidated Debt/Consolidated Market Capitalization			31.29%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			30.00%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which have been valued at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on December 29, 2017 of $130.03.

(2)
Includes 818,343 long-term incentive plan units (including 118,067 2012 OPP Units, 85,405 2013 MYLTIP Units and 25,107 2014 MYLTIP Units), but excludes an aggregate of 1,239,978 MYLTIP Units granted between 2015 and 2017.

(3)	See page 107 for additional information.

(4)	See page 95 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on December 29, 2017, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods had not yet ended as of December 31, 2017, 2015, 2016 and 2017 MYLTIP Units (See Note 20 to the Consolidated Financial Statements) are not included in this calculation.

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
Debt Financing
As of December 31, 2017, we had approximately $10.3 billion of outstanding consolidated indebtedness, representing approximately 31.29% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.247 billion (net of discount) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.15% per annum and maturities in 2019 through 2026, (2) $3.0 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.95% per annum and weighted-average term of 8.2 years and (3) $45.0 million outstanding under BPLP's 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable, mezzanine notes payable and outside members’ notes payable, BPLP’s unsecured senior notes unsecured line of credit and term loan and Consolidated Debt Financing Statistics at December 31, 2017 and December 31, 2016. Because the outside members’ notes payable are allocated to the partners they have not been included in the Consolidated Debt Financing Statistics.

	December 31,
	2017	2016
	(Dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,979,281	$2,063,087
Variable rate mortgage notes payable	—	—
Unsecured senior notes, net of discount	7,247,330	7,245,953
Unsecured line of credit	45,000	—
Unsecured term loan	—	—
Mezzanine notes payable	—	307,093
Outside members' notes payable	—	180,000
Consolidated Debt	10,271,611	9,796,133
Add:
BXP's share of unconsolidated joint venture debt, net (1)	604,845	318,193
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,209,280)	(841,636)
Partners’ share of consolidated mezzanine notes payable	—	(122,837)
Outside members' notes payable	—	(180,000)
BXP’s Share of Debt	$9,667,176	$8,969,853

	December 31,
	2017	2016
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	99.56%	100.00%
Variable rate	0.44%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.09%	4.06%
Variable rate	2.46%	—%
Total	4.08%	4.06%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.98%	4.50%
Variable rate	2.35%	—%
Total	3.98%	4.50%
Weighted-average maturity at end of period (in years):
Fixed rate	6.4	5.0
Variable rate	4.3	—
Total	6.4	5.0
_______________

(1)	See page 107 for additional information.

(2)	See page 95 for additional information.
Credit Facility
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of the Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permits BPLP to draw until the first anniversary of the closing date. Based on BPLP’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, and (2) the facility fee on the

Revolving Facility commitment is 0.15% per annum. The Delayed Draw Facility has a fee on unused commitments equal to 0.15% per annum (See Note 9 to the Consolidated Financial Statements).
As of December 31, 2017, BPLP had $45.0 million outstanding and letters of credit totaling approximately $1.6 million outstanding, in each case, under the 2017 Credit Facility, and the ability to borrow up to $2.0 billion. As of February 22, 2018, BPLP had approximately $210 million outstanding and letters of credit totaling approximately $1.6 million outstanding under the 2017 Credit Facility, and the ability to borrow approximately $1.8 billion.
Unsecured Senior Notes, Net
For a description of BPLP's outstanding unsecured senior notes as of December 31, 2017, see Note 8 to the Consolidated Financial Statements.
On December 4, 2017, BPLP completed a public offering of $850 million in aggregate principal amount of its 3.200% unsecured senior notes due 2025. The notes were priced at 99.757% of the principal amount to yield an effective rate (including financing fees) of approximately 3.350% per annum to maturity. The notes will mature on January 15, 2025, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.1 million after deducting underwriting discounts and transaction expenses.
On December 17, 2017, BPLP completed the redemption of $850 million in aggregate principal amount of its 3.700% senior notes due November 15, 2018. The redemption price was approximately $865.5 million, which included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 101.49% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $13.9 million, which amount included the payment of the redemption premium totaling approximately $12.7 million.
The indenture under which our unsecured senior notes were issued contains restrictions on incurring debt and using our assets as security in other financing transactions and other customary financial and other covenants, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) unencumbered asset value to be no less than 150% of our unsecured debt. As of December 31, 2017, BPLP believes it was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2017:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$32,944	$(253)	$32,691	N/A		January 15, 2021
University Place	6.94%	6.99%	7,453	(46)	7,407	N/A		August 1, 2021
			40,397	(299)	40,098	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(32,959)	2,267,041	$906,816	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	673,564	(1,422)	672,142	302,464	(5)	April 10, 2022
			2,973,564	(34,381)	2,939,183	1,209,280
Total			$3,013,961	$(34,680)	$2,979,281	$1,209,280
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions.

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2017, the maximum funding obligation under the guarantee was approximately $193.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee (See Notes 6 and 10 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2017 are as follows:

Principal Payments
Year	(in thousands)
2018	$18,633
2019	19,670
2020	20,766
2021	40,182
2022	614,710
Thereafter	2,300,000
$3,013,961

Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 99.6% of our outstanding debt, excluding our unconsolidated joint ventures, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.
At December 31, 2017, our weighted-average coupon/stated rate on our fixed rate outstanding Consolidated Debt was 3.98% per annum. At December 31, 2017, we had $45.0 million outstanding of consolidated variable rate debt. At December 31, 2017, the GAAP interest rate on our variable rate debt was approximately 2.46%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $450,000 for the year ended December 31, 2017.
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of Nareit we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders and net income (loss) attributable to Boston Properties Limited Partnership common unitholders, respectively, (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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
Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	$502,285	$572,606	$433,111	$741,754
Add:
Preferred dividends	10,500	10,500	10,500	10,500	8,057
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	—	—	—	14,151
Noncontrolling interest—common units of the Operating Partnership	52,210	59,260	66,951	50,862	70,085
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	6	1,023	6,046
Noncontrolling interests in property partnerships	47,832	(2,068)	149,855	30,561	1,347
Impairment loss from discontinued operations	—	—	—	—	3,241
Less:
Gain on forgiveness of debt from discontinued operations	—	—	—	—	20,182
Gains on sales of real estate from discontinued operations	—	—	—	—	112,829
Income from discontinued operations	—	—	—	—	8,022
Gains on sales of real estate	7,663	80,606	375,895	168,039	—
Income from continuing operations	554,818	489,371	424,023	358,018	703,648
Add:
Depreciation and amortization	617,547	694,403	639,542	628,573	560,637
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(78,190)	(107,087)	(90,832)	(63,303)	(32,583)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	34,262	26,934	6,556	19,251	46,214
Corporate-related depreciation and amortization	(1,986)	(1,568)	(1,503)	(1,361)	(1,259)
Depreciation and amortization from discontinued operations	—	—	—	—	4,760
Income from discontinued operations	—	—	—	—	8,022
Less:
Gain on sale of investment in unconsolidated joint venture (1)	—	59,370	—	—	—
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	—	—	—	—	54,501
Gains on consolidation of joint ventures (3)	—	—	—	—	385,991
Noncontrolling interests in property partnerships (4)	47,832	(2,068)	48,737	30,561	1,347
Noncontrolling interest—redeemable preferred units of the Operating Partnership (5)	—	—	6	1,023	4,079
Preferred dividends	10,500	10,500	10,500	10,500	8,057
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,068,119	1,034,251	918,543	899,094	835,464
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	108,707	106,504	94,828	91,588	84,000
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$959,412	$927,747	$823,715	$807,506	$751,464
Our percentage share of Funds from Operations—basic	89.82%	89.70%	89.68%	89.81%	89.99%
Weighted average shares outstanding—basic	154,190	153,715	153,471	153,089	152,201
 _______________

(1)	The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.

(2)
Consists of the portion of income from unconsolidated joint ventures related to (1) the gain on sale of Eighth Avenue and 46th Street totaling approximately $11.3 million and (2) the gain on sale of 125 West 55th Street totaling approximately $43.2 million.

(3)
The gains on consolidation of joint ventures consisted of (1) 767 Fifth Avenue (the General Motors Building) totaling approximately $359.5 million and (2) our Value-Added Fund’s Mountain View properties totaling approximately $26.5 million.

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

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2017		2016		2015		2014		2013
	(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,068,119	171,661	$1,034,251	171,361	$918,543	171,139	$899,094	170,453	$835,464	169,126
Effect of Dilutive Securities:
Convertible Preferred Units (1)	—	200	—	262	—	373	760	312	3,150	1,221
Stock based compensation and exchangeable senior notes	—	—	—	—	—	—	—	219	—	320
Diluted Funds from Operations	$1,068,119	171,861	$1,034,251	171,623	$918,543	171,512	$899,854	170,984	$838,614	170,667
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	108,580	17,471	106,341	17,646	94,622	17,668	91,381	17,364	83,167	16,925
Diluted Funds from Operations attributable to Boston Properties, Inc. (2)	$959,539	154,390	$927,910	153,977	$823,921	153,844	$808,473	153,620	$755,447	153,742
 _______________

(1)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special dividend that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

(2)	BXP’s share of diluted Funds from Operations was 89.83%, 89.72%, 89.70%, 89.84% and 90.08% for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the years ended December 31, 2017, 2016, 2015, 2014 and 2013:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	$575,341	$648,748	$499,129	$841,516
Add:
Preferred distributions	10,500	10,500	10,500	10,500	8,057
Noncontrolling interest—redeemable preferred units	—	—	6	1,023	6,046
Noncontrolling interests in property partnerships	47,832	(2,068)	149,855	30,561	1,347
Impairment loss from discontinued operations	—	—	—	—	2,852
Less:
Gain on forgiveness of debt from discontinued operations	—	—	—	—	20,736
Gains on sales of real estate from discontinued operations	—	—	—	—	115,459
Income from discontinued operations	—	—	—	—	8,022
Gains on sales of real estate	8,240	82,775	377,093	174,686	—
Income from continuing operations	562,958	500,998	432,016	366,527	715,601
Add:
Real estate depreciation and amortization	609,407	682,776	631,549	620,064	552,589
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(78,190)	(107,087)	(90,832)	(63,303)	(32,583)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	34,262	26,934	6,556	19,251	46,214
Corporate-related depreciation and amortization	(1,986)	(1,568)	(1,503)	(1,361)	(1,259)
Depreciation and amortization from discontinued operations	—	—	—	—	4,760
Income from discontinued operations	—	—	—	—	8,022
Less:
Gain on sale of investment in unconsolidated joint venture (1)	—	59,370	—	—	—
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	—	—	—	—	54,501
Gains on consolidation of joint ventures (3)	—	—	—	—	385,991
Noncontrolling interests in property partnerships (4)	47,832	(2,068)	48,737	30,561	1,347
Noncontrolling interest—redeemable preferred units (5)	—	—	6	1,023	4,079
Preferred distributions	10,500	10,500	10,500	10,500	8,057
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (6)	$1,068,119	$1,034,251	$918,543	$899,094	$839,369
Weighted average units outstanding—basic	171,661	171,361	171,139	170,453	169,126
 _______________

(1)	The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.

(2)
Consists of the portion of income from unconsolidated joint ventures related to (1) the gain on sale of Eighth Avenue and 46th Street totaling approximately $11.3 million and (2) the gain on sale of 125 West 55th Street totaling approximately $43.2 million.

(3)
The gains on consolidation of joint ventures consisted of (1) 767 Fifth Avenue (the General Motors Building) totaling approximately $359.5 million and (2) our Value-Added Fund’s Mountain View properties totaling approximately $26.5 million.

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

(6)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units and vested 2014 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2017		2016		2015		2014		2013
	(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,068,119	171,661	$1,034,251	171,361	$918,543	171,139	$899,094	170,453	$839,369	169,126
Effect of Dilutive Securities:
Convertible Preferred Units (1)	—	200	—	262	—	373	760	312	3,150	1,221
Stock based compensation and exchangeable senior notes	—	—	—	—	—	—	—	219	—	320
Diluted Funds from Operations	$1,068,119	171,861	$1,034,251	171,623	$918,543	171,512	$899,854	170,984	$842,519	170,667
_______________

(1)
Excludes approximately $2.0 million for the year ended December 31, 2013 of income allocated to the holders of Series Two Preferred Units to account for their right to participate on an as-converted basis in the special distribution that was primarily the result of the sale of a 45% interest in our Times Square Tower property.

Net Operating Income
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the or the fiscal years 2013 through 2017.
Boston Properties, Inc.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	$502,285	$572,606	$433,111	$741,754
Add:
Preferred dividends	10,500	10,500	10,500	10,500	8,057
Noncontrolling interest in discontinued operations—common units of the Operating Partnership	—	—	—	—	14,151
Noncontrolling interest—common units of the Operating Partnership	52,210	59,260	66,951	50,862	70,085
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	6	1,023	6,046
Noncontrolling interest in property partnerships	47,832	(2,068)	149,855	30,561	1,347
Impairment loss from discontinued operations	—	—	—	—	3,241
Losses from interest rate contracts	—	140	—	—	—
Interest expense	374,481	412,849	432,196	455,743	446,880
Depreciation and amortization expense	617,547	694,403	639,542	628,573	560,637
Impairment loss	—	1,783	—	—	8,306
Transaction costs	668	2,387	1,259	3,140	1,744
General and administrative expense	113,715	105,229	96,319	98,937	115,329
Less:
Gain on forgiveness of debt from discontinued operations	—	—	—	—	20,182
Gains on sales of real estate from discontinued operations	—	—	—	—	112,829
Income from discontinued operations	—	—	—	—	8,022
Gains on sales of real estate	7,663	80,606	375,895	168,039	—
Gains (losses) from early extinguishments of debt	496	(371)	(22,040)	(10,633)	122
Gains (losses) from investments in securities	3,678	2,273	(653)	1,038	2,911
Interest and other income	5,783	7,230	6,777	8,765	8,310
Gains on consolidation of joint ventures	—	—	—	—	385,991
Gain on sale of investment in unconsolidated joint venture	—	59,370	—	—	—
Income from unconsolidated joint ventures	11,232	8,074	22,770	12,769	75,074
Development and management services income	34,605	28,284	22,554	25,316	29,695
Net Operating Income	$1,605,435	$1,601,302	$1,563,931	$1,507,156	$1,334,441

Boston Properties Limited Partnership

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	$575,341	$648,748	$499,129	$841,516
Add:
Preferred dividends	10,500	10,500	10,500	10,500	8,057
Noncontrolling interest—redeemable preferred units	—	—	6	1,023	6,046
Noncontrolling interest in property partnerships	47,832	(2,068)	149,855	30,561	1,347
Impairment loss from discontinued operations	—	—	—	—	2,852
Losses from interest rate contracts	—	140	—	—	—
Interest expense	374,481	412,849	432,196	455,743	446,880
Depreciation and amortization expense	609,407	682,776	631,549	620,064	552,589
Impairment loss	—	1,783	—	—	4,401
Transaction costs	668	2,387	1,259	3,140	1,744
General and administrative expense	113,715	105,229	96,319	98,937	115,329
Less:
Gain on forgiveness of debt from discontinued operations	—	—	—	—	20,736
Gains on sales of real estate from discontinued operations	—	—	—	—	115,459
Income from discontinued operations	—	—	—	—	8,022
Gains on sales of real estate	8,240	82,775	377,093	174,686	—
Gains (losses) from early extinguishments of debt	496	(371)	(22,040)	(10,633)	122
Gains (losses) from investments in securities	3,678	2,273	(653)	1,038	2,911
Interest and other income	5,783	7,230	6,777	8,765	8,310
Gains on consolidation of joint ventures	—	—	—	—	385,991
Gain on sale of investment in unconsolidated joint venture	—	59,370	—	—	—
Income from unconsolidated joint ventures	11,232	8,074	22,770	12,769	75,074
Development and management services income	34,605	28,284	22,554	25,316	29,695
Net Operating Income	$1,605,435	$1,601,302	$1,563,931	$1,507,156	$1,334,441

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, impairment loss, losses from interest rate contracts, interest expense, depreciation and amortization, transaction costs and corporate general and administrative expense less (2) discontinued operations, gains on sales of real estate, gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, interest and other income, gains on consolidation of joint ventures, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level.
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
Contractual Obligations
As of December 31, 2017, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2018	2019	2020	2021	2022	Thereafter
	(Dollars in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt (1)	$3,899,513	$132,161	$132,157	$132,153	$149,599	$703,301	$2,650,142
Unsecured senior notes (1)	8,821,456	287,488	987,488	946,363	1,039,456	171,925	5,388,736
Unsecured line of credit (1) (2)	49,552	1,057	1,057	1,057	1,057	45,324	—
Ground leases	650,284	11,349	16,360	25,552	11,814	8,894	576,315
Tenant obligations (3) (4)	374,103	267,936	59,890	33,574	9,289	1,774	1,640
Construction contracts on development projects (4)	1,688,312	864,387	605,152	192,139	25,872	762	—
Capital lease obligations (1)	51,596	(1,449)	(1,030)	(369)	(1,135)	(1,647)	57,226
Other obligations	1,698	1,529	81	81	7	—	—
Total Contractual Obligations	$15,536,514	$1,564,458	$1,801,155	$1,330,550	$1,235,959	$930,333	$8,674,059
 _______________

(1)	Amounts include principal and interest payments.

(2)	Interest payments are calculated using the December 31, 2017 interest rate of 2.35%.

(3)	Committed tenant-related obligations based on executed leases as of December 31, 2017 (tenant improvements and lease commissions).

(4)	Includes 100% of the obligations for our consolidated entities and only our share for the unconsolidated joint ventures.

We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During 2017, we paid approximately $309.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $323 million of new tenant-related obligations associated with approximately 4.0 million square feet of second generation leases, or approximately $80 per square foot. In addition, we signed leases for approximately 2.4 million square feet at our development properties.  The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of

Operations—Liquidity and Capital Resources.” In the aggregate, during 2017, we signed leases for approximately 6.4 million square feet of space and incurred aggregate tenant-related obligations of approximately $698 million, or approximately $108 per square foot.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Ten of these joint ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2017, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $1.4 billion (of which our proportionate share is approximately $604.8 million). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2017. From time to time, we (or the applicable joint venture) have also agreed to guarantee portions of the principal, interest or other amounts in connection with other unconsolidated joint venture borrowings. In addition, we have agreed to customary construction completion guarantees for construction loans, environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Properties	Our Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying amount	Carrying amount (Our share)		Maturity Date
	(Dollars in thousands)
540 Madison Avenue	60%	2.78%	2.95%	$120,000	$(85)	$119,915	$71,949	(2)(3)	June 5, 2018
Market Square North	50%	4.85%	4.91%	121,122	(231)	120,891	60,446		October 1, 2020
Annapolis Junction Building One	50%	7.03%	7.20%	39,549	(21)	39,528	19,763	(4)	March 31, 2018
Annapolis Junction Building Six	50%	3.64%	3.81%	13,616	(31)	13,585	6,793	(5)	November 17, 2018
Annapolis Junction Building Seven and Eight	50%	3.63%	3.96%	36,097	(197)	35,900	17,950	(6)	December 7, 2019
1265 Main Street	50%	3.77%	3.83%	39,722	(389)	39,333	19,667		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(989)	549,011	274,505	(2)	August 9, 2027
Dock 72	50%	3.67%	3.96%	36,907	(10,224)	26,683	13,341	(2)(7)	December 18, 2020
The Hub on Causeway - Podium	50%	3.81%	4.17%	863	—	863	431	(2)(8)	September 6, 2021
500 North Capitol Street	30%	4.15%	4.19%	105,000	(321)	104,679	31,404	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.68%	225,000	(1,251)	223,749	55,937		January 5, 2025
Metropolitan Square	20%	5.75%	5.81%	163,534	(231)	163,303	32,659		May 5, 2020
Total				$1,451,410	$(13,970)	$1,437,440	$604,845
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum.

(4)
On April 11, 2016, a notice of event of default was received from the lender because the loan to value ratio was not in compliance with the applicable covenant in the loan agreement. On October 17, 2016, the lender notified the joint venture that it has elected to charge the default rate on the loan. The default rate is defined as LIBOR plus 5.75% per annum. Subsequently, the cash flows generated from the property have become insufficient to fund debt service payments and capital improvements necessary to lease and operate the property and the joint venture is not prepared to fund additional cash shortfalls at this time. Consequently, the joint venture is not current on making debt service payments and remains in default. The loan has one, three-year extension option, subject to certain conditions including that no event of default exists or is ongoing.

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

(8)
The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions. In connection with the construction financing, we obtained the right to complete the construction of the garage underneath the project being developed by an affiliate of our joint venture partner and obtain funding from the garage construction lender.  We agreed to guarantee completion of the garage to the construction lender and an affiliate of our partner agreed to reimburse us for our partner’s share of any payments under the guarantee.

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

Item 7A—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net and unsecured line of credit and our corresponding estimate of fair value as of December 31, 2017. Approximately $10.2 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of December 31, 2017, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.875% (2.35%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2018	2019	2020	2021	2022	2023+	Total	Estimated Fair Value
	(Dollars in thousands) Mortgage debt
Fixed Rate	$14,708	$15,745	$16,841	$36,346	$611,132	$2,284,509	$2,979,281	$3,042,920
GAAP Average Interest Rate	5.52%	5.53%	5.55%	6.61%	4.79%	3.64%	3.95%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt
Fixed Rate	$(8,800)	$691,255	$691,748	$843,065	$(6,454)	$5,036,516	$7,247,330	$7,461,615
GAAP Average Interest Rate	—	5.97%	5.71%	4.29%	—	3.65%	4.15%
Variable Rate	—	—	—	—	45,000	—	45,000	45,000
Total Debt	$5,908	$707,000	$708,589	$879,411	$649,678	$7,321,025	$10,271,611	$10,549,535

At December 31, 2017, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.98% per annum. At December 31, 2017, our outstanding variable rate debt based on LIBOR totaled approximately $45.0 million. At December 31, 2017, the coupon/stated rate on our variable rate debt was approximately 2.35%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $450,000 for the year ended December 31, 2017.
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
As of the end of Boston Properties, Inc.’s 2017 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2017 was effective.
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
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 113, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Boston Properties Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Boston Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, MA
February 28, 2018

We have served as the Company’s auditor since 1997.

BOSTON PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts)

	December 31, 2017	December 31, 2016
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,172,718 and $6,760,078 at December 31, 2017 and 2016, respectively )	$21,096,642	$20,147,263
Less: accumulated depreciation (amounts related to VIEs of $(854,172) and $(758,640) at December 31, 2017 and 2016, respectively	(4,589,634)	(4,222,235)
Total real estate	16,507,008	15,925,028
Cash and cash equivalents (amounts related to VIEs of $304,955 and $253,999 at December 31, 2017 and 2016, respectively)	434,767	356,914
Cash held in escrows (amounts related to VIEs of $6,135 and $4,955 at December 31, 2017 and 2016, respectively)	70,602	63,174
Investments in securities	29,161	23,814
Tenant and other receivables, net (amounts related to VIEs of $27,057 and $23,525 at December 31, 2017 and 2016, respectively)	92,186	92,548
Accrued rental income, net (amounts related to VIEs of $242,589 and $224,185 at December 31, 2017 and 2016, respectively)	861,575	799,138
Deferred charges, net (amounts related to VIEs of $281,678 and $290,436 at December 31, 2017 and 2016, respectively)	679,038	686,163
Prepaid expenses and other assets (amounts related to VIEs of $33,666 and $42,718 at December 31, 2017 and 2016, respectively)	77,971	129,666
Investments in unconsolidated joint ventures	619,925	775,198
Total assets	$19,372,233	$18,851,643
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,939,183 and $2,018,483 at December 31, 2017 and 2016, respectively)	$2,979,281	$2,063,087
Unsecured senior notes, net	7,247,330	7,245,953
Unsecured line of credit	45,000	—
Unsecured term loan	—	—
Mezzanine notes payable (amounts related to VIEs of $0 and $307,093 at December 31, 2017 and 2016, respectively)	—	307,093
Outside members’ notes payable (amounts related to VIEs of $0 and $180,000 at December 31, 2017 and 2016, respectively)	—	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $106,683 and $110,457 at December 31, 2017 and 2016, respectively)	331,500	298,524
Dividends and distributions payable	139,040	130,308
Accrued interest payable (amounts related to VIEs of $6,907 and $162,226 at December 31, 2017 and 2016, respectively)	83,646	243,933
Other liabilities (amounts related to VIEs of $164,806 and $175,146 at December 31, 2017 and 2016, respectively)	443,980	450,821
Total liabilities	11,269,777	10,919,719
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2017 and December 31, 2016	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized,154,404,186 and 153,869,075 issued and 154,325,286 and 153,790,175 outstanding at December 31, 2017 and December 31, 2016, respectively	1,543	1,538
Additional paid-in capital	6,377,908	6,333,424
Dividends in excess of earnings	(712,343)	(693,694)
Treasury common stock at cost, 78,900 shares at December 31, 2017 and December 31, 2016	(2,722)	(2,722)
Accumulated other comprehensive loss	(50,429)	(52,251)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,813,957	5,786,295
Noncontrolling interests:
Common units of the Operating Partnership	604,739	614,982
Property partnerships	1,683,760	1,530,647
Total equity	8,102,456	7,931,924
Total liabilities and equity	$19,372,233	$18,851,643
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2017	2016	2015
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$2,049,368	$2,017,767	$1,964,732
Recoveries from tenants	367,500	358,975	355,508
Parking and other	105,000	100,910	101,981
Total rental revenue	2,521,868	2,477,652	2,422,221
Hotel revenue	45,603	44,884	46,046
Development and management services	34,605	28,284	22,554
Total revenue	2,602,076	2,550,820	2,490,821
Expenses
Operating
Rental	929,977	889,768	872,252
Hotel	32,059	31,466	32,084
General and administrative	113,715	105,229	96,319
Transaction costs	668	2,387	1,259
Impairment loss	—	1,783	—
Depreciation and amortization	617,547	694,403	639,542
Total expenses	1,693,966	1,725,036	1,641,456
Operating income	908,110	825,784	849,365
Other income (expense)
Income from unconsolidated joint ventures	11,232	8,074	22,770
Gain on sale of investment in unconsolidated joint venture	—	59,370	—
Interest and other income	5,783	7,230	6,777
Gains (losses) from investments in securities	3,678	2,273	(653)
Interest expense	(374,481)	(412,849)	(432,196)
Gains (losses) from early extinguishments of debt	496	(371)	(22,040)
Losses from interest rate contracts	—	(140)	—
Income before gains on sales of real estate	554,818	489,371	424,023
Gains on sales of real estate	7,663	80,606	375,895
Net income	562,481	569,977	799,918
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(47,832)	2,068	(149,855)
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	(6)
Noncontrolling interest—common units of the Operating Partnership	(52,210)	(59,260)	(66,951)
Net income attributable to Boston Properties, Inc.	462,439	512,785	583,106
Preferred dividends	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	$502,285	$572,606
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$2.93	$3.27	$3.73
Weighted average number of common shares outstanding	154,190	153,715	153,471
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$2.93	$3.26	$3.72
Weighted average number of common and common equivalent shares outstanding	154,390	153,977	153,844

Dividends per common share	$3.05	$2.70	$3.85

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$562,481	$569,977	$799,918
Other comprehensive loss:
Effective portion of interest rate contracts	(6,133)	(47,144)	(10,302)
Amortization of interest rate contracts (1)	6,033	3,751	2,510
Other comprehensive loss	(100)	(43,393)	(7,792)
Comprehensive income	562,381	526,584	792,126
Net income attributable to noncontrolling interests	(100,042)	(57,192)	(216,812)
Other comprehensive income (loss) attributable to noncontrolling interests	1,922	5,256	2,982
Comprehensive income attributable to Boston Properties, Inc.	$464,261	$474,648	$578,296
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2014	153,114	$1,531	$200,000	$6,270,257	$(762,464)	$(2,722)	$(9,304)	$2,205,638	$7,902,936
Redemption of operating partnership units to common stock	424	5	—	14,338	—	—	—	(14,343)	—
Allocated net income for the year	—	—	—	—	583,106	—	—	211,685	794,791
Dividends/distributions declared	—	—	—	—	(601,594)	—	—	(69,447)	(671,041)
Shares issued pursuant to stock purchase plan	6	—	—	780	—	—	—	—	780
Net activity from stock option and incentive plan	36	—	—	5,814	—	—	—	34,451	40,265
Acquisition of redeemable noncontrolling interest in property partnership	—	—	—	(1,586)	—	—	—	—	(1,586)
Sale of interests in property partnerships	—	—	—	(1,053)	—	—	—	1,053	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	2,705	2,705
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(170,049)	(170,049)
Dissolution of property partnership	—	—	—	—	—	—	—	(4,082)	(4,082)
Effective portion of interest rate contracts	—	—	—	—	—	—	(7,061)	(3,241)	(10,302)
Amortization of interest rate contracts	—	—	—	—	—	—	2,251	259	2,510
Reallocation of noncontrolling interest	—	—	—	17,137	—	—	—	(17,137)	—
Equity, December 31, 2015	153,580	1,536	200,000	6,305,687	(780,952)	(2,722)	(14,114)	2,177,492	7,886,927
Redemption of operating partnership units to common stock	191	2	—	6,459	—	—	—	(6,461)	—
Allocated net income for the year	—	—	—	—	512,785	—	—	57,192	569,977
Dividends/distributions declared	—	—	—	—	(425,527)	—	—	(49,087)	(474,614)
Shares issued pursuant to stock purchase plan	6	—	—	730	—	—	—	—	730
Net activity from stock option and incentive plan	13	—	—	3,979	—	—	—	27,931	31,910
Sale of interests in property partnerships	—	—	—	1,195	—	—	—	(1,195)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	11,951	11,951
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(51,564)	(51,564)
Effective portion of interest rate contracts	—	—	—	—	—	—	(41,502)	(5,642)	(47,144)
Amortization of interest rate contracts	—	—	—	—	—	—	3,365	386	3,751
Reallocation of noncontrolling interest	—	—	—	15,374	—	—	—	(15,374)	—
Equity, December 31, 2016	153,790	1,538	200,000	6,333,424	(693,694)	(2,722)	(52,251)	2,145,629	7,931,924
Redemption of operating partnership units to common stock	495	5	—	16,911	—	—	—	(16,916)	—
Allocated net income for the year	—	—	—	—	462,439	—	—	100,042	562,481
Dividends/distributions declared	—	—	—	—	(480,816)	—	—	(54,494)	(535,310)
Shares issued pursuant to stock purchase plan	6	—	—	795	—	—	—	—	795
Net activity from stock option and incentive plan	34	—	—	3,899	—	—	—	33,393	37,292
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	(2,035)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	161,585	161,585
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(54,176)	(54,176)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,305)	(2,828)	(6,133)
Amortization of interest rate contracts	—	—	—	—	—	—	5,127	906	6,033
Reallocation of noncontrolling interest	—	—	—	22,879	—	—	—	(22,879)	—
Equity, December 31, 2017	154,325	$1,543	$200,000	$6,377,908	$(712,343)	$(2,722)	$(50,429)	$2,288,499	$8,102,456
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$562,481	$569,977	$799,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	617,547	694,403	639,542
Impairment loss	—	1,783	—
Non-cash compensation expense	35,361	32,911	29,183
Income from unconsolidated joint ventures	(11,232)	(8,074)	(22,770)
Gain on sale of investment in unconsolidated joint venture	—	(59,370)	—
Distributions of net cash flow from operations of unconsolidated joint ventures	26,858	24,955	8,469
(Gains) losses from investments in securities	(3,678)	(2,273)	653
Non-cash portion of interest expense	(1,284)	(35,052)	(42,271)
Settlement of accreted debt discount on redemption of unsecured senior notes	(1,980)	—	—
(Gains) losses from early extinguishments of debt	(13,280)	371	21,837
Gains on sales of real estate	(7,663)	(80,606)	(375,895)
Change in assets and liabilities:
Cash held in escrows	8,194	2,277	(18,284)
Tenant and other receivables, net	2,433	3,688	(46,326)
Accrued rental income, net	(58,355)	(28,127)	(73,911)
Prepaid expenses and other assets	51,425	52,923	(16,877)
Accounts payable and accrued expenses	10,482	15,666	(6,310)
Accrued interest payable	(160,521)	53,547	26,854
Other liabilities	(44,914)	(106,022)	(34,005)
Tenant leasing costs	(104,429)	(96,103)	(90,396)
Total adjustments	344,964	466,897	(507)
Net cash provided by operating activities	907,445	1,036,874	799,411
Cash flows from investing activities:
Acquisitions of real estate	(15,953)	(78,000)	—
Construction in progress	(608,404)	(500,350)	(374,664)
Building and other capital improvements	(222,482)	(150,640)	(112,755)
Tenant improvements	(205,331)	(230,298)	(144,572)
Proceeds from sales of real estate	29,810	122,750	602,600
Proceeds from sales of real estate placed in escrow	(29,810)	(122,647)	(200,612)
Proceeds from sales of real estate released from escrow	29,810	122,647	634,165
Cash placed in escrow for land sale contracts	—	—	(7,111)
Cash released from escrow for land sale contracts	—	1,596	5,312
Cash released from escrow for investing activities	9,230	6,694	—
Cash placed in escrow for investment in unconsolidated joint venture	(25,000)	—	—
Capital contributions to unconsolidated joint ventures	(109,015)	(575,795)	(38,207)
Capital distributions from unconsolidated joint ventures	251,000	20,440	24,527
Proceeds from sale of investment in unconsolidated joint venture	—	55,707	—
Investments in marketable securities	—	—	(667,335)
Investments in securities, net	(1,669)	(1,161)	(1,574)
Net cash used in investing activities	(897,814)	(1,329,057)	(280,226)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,300,000	—	—
Repayments of mortgage notes payable	(1,317,653)	(1,326,865)	(54,801)
Proceeds from unsecured senior notes	847,935	1,989,790	—
Redemption of unsecured senior notes	(848,020)	—	—
Borrowings on unsecured line of credit	580,000	25,000	—
Repayments of unsecured line of credit	(535,000)	(25,000)	—
Repayments of mezzanine notes payable	(306,000)	—	—
Repayments of outside members’ notes payable	(70,424)	—	—
Payments on capital lease obligations	(401)	(745)	(356)
Proceeds from real estate financing transaction	—	—	6,000
Payments on real estate financing transactions	(2,840)	(5,260)	(3,103)
Deposit on mortgage note payable interest rate lock	(23,200)	—	—
Return of deposit on mortgage note payable interest rate lock	23,200	—	—
Deferred financing costs	(50,705)	(16,121)	(1,510)
Net proceeds from equity transactions	241	(271)	799
Redemption of preferred units	—	—	(633)
Dividends and distributions	(526,578)	(671,626)	(1,226,199)
Contributions from noncontrolling interests in property partnerships	52,009	11,951	2,705
Acquisition of noncontrolling interest in property partnership	—	—	(108,499)
Distributions to noncontrolling interests in property partnerships	(54,342)	(55,474)	(172,949)
Net cash provided by (used in) financing activities	68,222	(74,621)	(1,558,546)
Net increase (decrease) in cash and cash equivalents	77,853	(366,804)	(1,039,361)
Cash and cash equivalents, beginning of year	356,914	723,718	1,763,079
Cash and cash equivalents, end of year	$434,767	$356,914	$723,718
Supplemental disclosures:
Cash paid for interest	$598,486	$433,591	$481,826
Interest capitalized	$61,070	$39,237	$34,213
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(124,891)	$(206,721)	$(45,455)
Change in real estate included in accounts payable and accrued expenses	$27,978	$(1,481)	$74,985
Real estate acquired through capital lease	$28,962	$21,000	$—
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$109,576	$—	$—
Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$—	$—	$667,335
Mortgage note payable legally defeased	$—	$—	$640,500
Mortgage note payable assigned in connection with the sale of real estate	$—	$—	$116,993
Dividends and distributions declared but not paid	$139,040	$130,308	$327,320
Conversions of noncontrolling interests to stockholders’ equity	$16,916	$6,461	$14,343
Issuance of restricted securities to employees and directors	$35,989	$33,615	$43,355

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
As of the end of Boston Properties Limited Partnership’s 2017 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2017 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 122, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Partners of
Boston Properties Limited Partnership:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, MA
February 28, 2018

We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2017	December 31, 2016
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,172,718 and $6,760,078 at December 31, 2017 and 2016, respectively)	$20,685,164	$19,733,872
Less: accumulated depreciation (amounts related to VIEs of $(854,172) and $(758,640) at December 31, 2017 and 2016, respectively)	(4,496,959)	(4,136,364)
Total real estate	16,188,205	15,597,508
Cash and cash equivalents (amounts related to VIEs of $304,955 and $253,999 at December 31, 2017 and 2016, respectively)	434,767	356,914
Cash held in escrows (amounts related to VIEs of $6,135 and $4,955 at December 31, 2017 and 2016, respectively)	70,602	63,174
Investments in securities	29,161	23,814
Tenant and other receivables, net (amounts related to VIEs of $27,057 and $23,525 at December 31, 2017 and 2016, respectively)	92,186	92,548
Accrued rental income, net (amounts related to VIEs of $242,589 and $224,185 at December 31, 2017 and 2016, respectively)	861,575	799,138
Deferred charges, net (amounts related to VIEs of $281,678 and $290,436 at December 31, 2017 and 2016, respectively)	679,038	686,163
Prepaid expenses and other assets (amounts related to VIEs of $33,666 and $42,718 at December 31, 2017 and 2016, respectively)	77,971	129,666
Investments in unconsolidated joint ventures	619,925	775,198
Total assets	$19,053,430	$18,524,123
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,939,183 and $2,018,483 at December 31, 2017 and 2016, respectively)	$2,979,281	$2,063,087
Unsecured senior notes, net	7,247,330	7,245,953
Unsecured line of credit	45,000	—
Unsecured term loan	—	—
Mezzanine notes payable (amounts related to VIEs of $0 and $307,093 at December 31, 2017 and 2016, respectively)	—	307,093
Outside members’ notes payable (amounts related to VIEs of $0 and $180,000 at December 31, 2017 and 2016, respectively)	—	180,000
Accounts payable and accrued expenses (amounts related to VIEs of $106,683 and $110,457 at December 31, 2017 and 2016, respectively)	331,500	298,524
Dividends and distributions payable	139,040	130,308
Accrued interest payable (amounts related to VIEs of $6,907 and $162,226 at December 31, 2017 and 2016, respectively)	83,646	243,933
Other liabilities (amounts related to VIEs of $164,806 and $175,146 at December 31, 2017 and 2016, respectively)	443,980	450,821
Total liabilities	11,269,777	10,919,719
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,810,378 and 17,079,511 common units and 818,343 and 904,588 long term incentive units outstanding at redemption value at December 31, 2017 and December 31, 2016, respectively	2,292,263	2,262,040
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2017 and December 31, 2016	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,719,540 and 1,717,743 general partner units and 152,605,746 and 152,072,432 limited partner units outstanding at December 31, 2017 and December 31, 2016, respectively	3,614,007	3,618,094
Noncontrolling interests in property partnerships	1,683,760	1,530,647
Total capital	5,491,390	5,342,364
Total liabilities and capital	$19,053,430	$18,524,123
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS
	For the year ended December 31,
	2017	2016	2015
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$2,049,368	$2,017,767	$1,964,732
Recoveries from tenants	367,500	358,975	355,508
Parking and other	105,000	100,910	101,981
Total rental revenue	2,521,868	2,477,652	2,422,221
Hotel revenue	45,603	44,884	46,046
Development and management services	34,605	28,284	22,554
Total revenue	2,602,076	2,550,820	2,490,821
Expenses
Operating
Rental	929,977	889,768	872,252
Hotel	32,059	31,466	32,084
General and administrative	113,715	105,229	96,319
Transaction costs	668	2,387	1,259
Impairment loss	—	1,783	—
Depreciation and amortization	609,407	682,776	631,549
Total expenses	1,685,826	1,713,409	1,633,463
Operating income	916,250	837,411	857,358
Other income (expense)
Income from unconsolidated joint ventures	11,232	8,074	22,770
Gain on sale of investment in unconsolidated joint venture	—	59,370	—
Interest and other income	5,783	7,230	6,777
Gains (losses) from investments in securities	3,678	2,273	(653)
Interest expense	(374,481)	(412,849)	(432,196)
Gains (losses) from early extinguishments of debt	496	(371)	(22,040)
Losses from interest rate contracts	—	(140)	—
Income before gains on sales of real estate	562,958	500,998	432,016
Gains on sales of real estate	8,240	82,775	377,093
Net income	571,198	583,773	809,109
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(47,832)	2,068	(149,855)
Noncontrolling interest—redeemable preferred units	—	—	(6)
Net income attributable to Boston Properties Limited Partnership	523,366	585,841	659,248
Preferred distributions	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	$575,341	$648,748
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$2.99	$3.36	$3.79
Weighted average number of common units outstanding	171,661	171,361	171,139
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$2.98	$3.35	$3.78
Weighted average number of common and common equivalent units outstanding	171,861	171,623	171,512

Distributions per common unit	$3.05	$2.70	$3.85
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Net income	$571,198	$583,773	$809,109
Other comprehensive loss:
Effective portion of interest rate contracts	(6,133)	(47,144)	(10,302)
Amortization of interest rate contracts (1)	6,033	3,751	2,510
Other comprehensive loss	(100)	(43,393)	(7,792)
Comprehensive income	571,098	540,380	801,317
Comprehensive income attributable to noncontrolling interests	(45,704)	2,945	(147,433)
Comprehensive income attributable to Boston Properties Limited Partnership	$525,394	$543,325	$653,884
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 and 2015
(in thousands)

Total Partners’ Capital

Balance at December 31, 2014	$3,639,916
Contributions	4,071
Acquisition of redeemable noncontrolling interest in property partnership	(1,586)
Net income allocable to general and limited partner units	592,297
Distributions	(601,594)
Other comprehensive loss	(4,810)
Unearned compensation	1,470
Conversion of redeemable partnership units	14,343
Adjustment to reflect redeemable partnership units at redemption value	40,415
Balance at December 31, 2015	3,684,522
Contributions	3,144
Net income allocable to general and limited partner units	526,581
Distributions	(425,527)
Other comprehensive loss	(38,137)
Unearned compensation	2,760
Conversion of redeemable partnership units	6,461
Adjustment to reflect redeemable partnership units at redemption value	51,913
Balance at December 31, 2016	3,811,717
Contributions	4,937
Net income allocable to general and limited partner units	471,156
Distributions	(480,816)
Other comprehensive income	1,822
Cumulative effect of a change in accounting principle	(272)
Unearned compensation	(243)
Conversion of redeemable partnership units	16,916
Adjustment to reflect redeemable partnership units at redemption value	(17,587)
Balance at December 31, 2017	$3,807,630

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$571,198	$583,773	$809,109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609,407	682,776	631,549
Impairment loss	—	1,783	—
Non-cash compensation expense	35,361	32,911	29,183
Income from unconsolidated joint ventures	(11,232)	(8,074)	(22,770)
Gain on sale of investment in unconsolidated joint venture	—	(59,370)	—
Distributions of net cash flow from operations of unconsolidated joint ventures	26,858	24,955	8,469
(Gains) losses from investments in securities	(3,678)	(2,273)	653
Non-cash portion of interest expense	(1,284)	(35,052)	(42,271)
Settlement of accreted debt discount on redemption of unsecured senior notes	(1,980)	—	—
(Gains) losses from early extinguishments of debt	(13,280)	371	21,837
Gains on sales of real estate	(8,240)	(82,775)	(377,093)
Change in assets and liabilities:
Cash held in escrows	8,194	2,277	(18,284)
Tenant and other receivables, net	2,433	3,688	(46,326)
Accrued rental income, net	(58,355)	(28,127)	(73,911)
Prepaid expenses and other assets	51,425	52,923	(16,877)
Accounts payable and accrued expenses	10,482	15,666	(6,310)
Accrued interest payable	(160,521)	53,547	26,854
Other liabilities	(44,914)	(106,022)	(34,005)
Tenant leasing costs	(104,429)	(96,103)	(90,396)
Total adjustments	336,247	453,101	(9,698)
Net cash provided by operating activities	907,445	1,036,874	799,411
Cash flows from investing activities:
Acquisitions of real estate	(15,953)	(78,000)	—
Construction in progress	(608,404)	(500,350)	(374,664)
Building and other capital improvements	(222,482)	(150,640)	(112,755)
Tenant improvements	(205,331)	(230,298)	(144,572)
Proceeds from sales of real estate	29,810	122,750	602,600
Proceeds from sales of real estate placed in escrow	(29,810)	(122,647)	(200,612)
Proceeds from sales of real estate released from escrow	29,810	122,647	634,165
Cash placed in escrow for land sale contracts	—	—	(7,111)
Cash released from escrow for land sale contracts	—	1,596	5,312
Cash released from escrow for investing activities	9,230	6,694	—
Cash placed in escrow for investment in unconsolidated joint venture	(25,000)	—	—
Capital contributions to unconsolidated joint ventures	(109,015)	(575,795)	(38,207)
Capital distributions from unconsolidated joint ventures	251,000	20,440	24,527
Proceeds from sale of investment in unconsolidated joint venture	—	55,707	—
Investments in marketable securities	—	—	(667,335)
Investments in securities, net	(1,669)	(1,161)	(1,574)
Net cash used in investing activities	(897,814)	(1,329,057)	(280,226)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	2,300,000	—	—
Repayments of mortgage notes payable	(1,317,653)	(1,326,865)	(54,801)
Proceeds from unsecured senior notes	847,935	1,989,790	—
Redemption/repurchase of unsecured senior notes	(848,020)	—	—
Borrowings on unsecured line of credit	580,000	25,000	—
Repayments of unsecured line of credit	(535,000)	(25,000)	—
Repayments of mezzanine notes payable	(306,000)	—	—
Repayments of outside members’ notes payable	(70,424)	—	—
Payments on capital lease obligations	(401)	(745)	(356)
Proceeds from real estate financing transaction	—	—	6,000
Payments on real estate financing transactions	(2,840)	(5,260)	(3,103)
Deposit on mortgage note payable interest rate lock	(23,200)	—	—
Return of deposit on mortgage note payable interest rate lock	23,200	—	—
Deferred financing costs	(50,705)	(16,121)	(1,510)
Net proceeds from equity transactions	241	(271)	799
Redemption of preferred units	—	—	(633)
Distributions	(526,578)	(671,626)	(1,226,199)
Contributions from noncontrolling interests in property partnerships	52,009	11,951	2,705
Acquisition of noncontrolling interest in property partnership	—	—	(108,499)
Distributions to noncontrolling interests in property partnerships	(54,342)	(55,474)	(172,949)
Net cash provided by (used in) financing activities	68,222	(74,621)	(1,558,546)
Net increase (decrease) in cash and cash equivalents	77,853	(366,804)	(1,039,361)
Cash and cash equivalents, beginning of year	356,914	723,718	1,763,079
Cash and cash equivalents, end of year	$434,767	$356,914	$723,718
Supplemental disclosures:
Cash paid for interest	$598,486	$433,591	$481,826
Interest capitalized	$61,070	$39,237	$34,213
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(123,714)	$(202,388)	$(45,455)
Change in real estate included in accounts payable and accrued expenses	$27,978	$(1,481)	$74,985
Real estate acquired through capital lease	$28,962	$21,000	$—
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$109,576	$—	$—
Marketable securities transferred in connection with the legal defeasance of mortgage note payable	$—	$—	$667,335
Mortgage note payable legally defeased	$—	$—	$640,500
Mortgage note payable assigned in connection with the sale of real estate	$—	$—	$116,993
Distributions declared but not paid	$139,040	$130,308	$327,320
Conversions of redeemable partnership units to partners’ capital	$16,916	$6,461	$14,343
Issuance of restricted securities to employees and directors	$35,989	$33,615	$43,355

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership and at December 31, 2017 owned an approximate 89.7% (89.5% at December 31, 2016) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

•	common units of partnership interest (also referred to as “OP Units”),

•	long term incentive units of partnership interest (also referred to as “LTIP Units”), and

•	preferred units of partnership interest (also referred to as “Preferred Units”).
Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership is obligated to redeem such OP Unit for cash equal to the value of a share of common stock of Boston Properties, Inc. (“Common Stock”) at such time. In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire the OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.
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
At December 31, 2017, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 12).
Properties
At December 31, 2017, the Company owned or had interests in a portfolio of 179 commercial real estate properties (the “Properties”) aggregating approximately 50.3 million net rentable square feet of primarily Class A office properties, including twelve properties under construction/redevelopment totaling approximately 6.2 million net rentable square feet. At December 31, 2017, the Properties consisted of:

•	167 office properties (including eight properties under construction/redevelopment);

•	six residential properties (including four properties under construction);

•	five retail properties; and

•	one hotel.
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
Consolidated Variable Interest Entities
As of December 31, 2017, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs are (1) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Time Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) the entity that owns Salesforce Tower, which was partially placed in-service on December 1, 2017.
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities, with the exception of Boston Properties Limited Partnership, are reflected as noncontrolling interests in property partnerships in the accompanying Consolidated Financial Statements (See Note 11).
In addition, Boston Properties, Inc.’s only significant asset is its investment in Boston Properties Limited Partnership and, consequently, substantially all of Boston Properties, Inc.’s assets and liabilities are the assets and liabilities of Boston Properties Limited Partnership.
Variable Interest Entities Not Consolidated
The Company has determined that its 7750 Wisconsin Avenue LLC and Residential Tower Developer LLC joint ventures, which own 7750 Wisconsin Avenue and The Hub on Causeway - Residential, respectively, are VIEs.

The Company does not consolidate these entities as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
2. Summary of Significant Accounting Policies
Real Estate
Upon acquisitions of real estate, which includes the consolidation of previously unconsolidated joint ventures, the Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. The Company assesses and considers fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates an impairment in value. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding anticipated hold period, future occupancy, rental rates and capital requirements that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value, less cost to sell.
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
Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. The Company capitalizes acquisition costs that it incurs to effect an asset acquisition and expenses acquisition costs that it incurs to effect a business combination, including legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. The Company’s capitalization policy on development properties follows the guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate-General.” The costs of land and buildings under development include specifically identifiable costs.
The capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2017, 2016 and 2015 were $61.1 million, $39.2 million and $34.2 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2017, 2016 and 2015 were $13.2 million, $11.1 million and $10.4 million, respectively.
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

Investments in Securities
The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2017 and 2016, the Company had maintained approximately $29.2 million and $23.8 million, respectively, in a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $3.7 million, $2.3 million and $(0.7) million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2017, 2016 and 2015, respectively.
Tenant and Other Receivables
Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.
Deferred Charges
Deferred charges include leasing costs and certain financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Unamortized leasing costs are charged to expense upon the early termination of the lease. Fully amortized deferred leasing costs are removed from the books upon the expiration of the lease. Internal leasing salaries and related costs capitalized for the years ended December 31, 2017, 2016 and 2015 were $5.0 million, $7.2 million and $5.5 million, respectively. Financing fees included in deferred charges consist of external fees and costs incurred to obtain the Company's revolving facility and if applicable, the delayed draw facility and construction financing arrangements where there are not sufficient amounts outstanding. Such financing costs have been deferred and are being amortized over the terms of the respective financing and included within interest expense. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred financing costs are removed from the books upon the maturity of the debt.
External fees and costs incurred to obtain mortgage financings and unsecured senior notes have been deferred and are presented as direct deductions from the carrying amounts of the corresponding debt liability. Such financing costs are being amortized over the terms of the respective financing and included within interest expense. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing.
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
Revenue Recognition
In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $54.8 million, $31.7 million and $80.0 million for the years ended December 31, 2017, 2016 and 2015, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.
In accordance with ASC 805, the Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $23.5 million, $30.2 million and $35.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2018	$8,614	$32,152
2019	7,106	27,281
2020	5,394	10,736
2021	2,988	6,399
2022	315	5,669
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
Ground Leases
The Company has non-cancelable ground lease obligations with various initial term expiration dates through 2114. The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. The future contractual minimum lease payments to be made by the Company as of December 31, 2017, under non-cancelable ground leases which expire on various dates through 2114, are as follows:

Years Ending December 31,	(in thousands)
2018	$11,349
2019	16,360
2020	25,552
2021	11,814
2022	8,894
Thereafter	576,315

Capital Leases
The Company has three capital lease obligations with various initial term expiration dates through 2036. The following reflects the gross amount of assets recorded under capital leases by asset class at December 31, 2017 and December 31, 2016 (in thousands):

	December 31,
	2017	2016
Buildings and improvements	$23,636	$23,636
Construction in progress	28,962	—
Total	$52,598	$23,636
The future minimum lease payments, as of December 31, 2017, related to the three capital leases, through 2036 are as follows:

Years Ending December 31,	(in thousands)
2018	$913
2019	1,392
2020	2,097
2021	1,375
2022	930
Thereafter	74,185
Total expected minimum lease payments	80,892
Interest portion	(29,296)
Present value of expected net minimum lease payments	$51,596
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
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a Level 1 basis (as defined in ASC 820 "Fair Value Measurements and Disclosures", the accounting standards for Fair Value Measurements and Disclosures) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and the Company’s specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a level 3 input.
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s mortgage notes payable, net, mezzanine notes payable, unsecured senior notes, net and unsecured line of credit and the Company’s corresponding estimate of fair value as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017		December 31, 2016
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$2,979,281	$3,042,920	$2,063,087	$2,092,237
Mezzanine notes payable	—	—	307,093	308,344
Unsecured senior notes, net	7,247,330	7,461,615	7,245,953	7,428,077
Unsecured line of credit	45,000	45,000	—	—
Total	$10,271,611	$10,549,535	$9,616,133	$9,828,658

The Company uses interest rate swap agreements to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

Stock-Based Employee Compensation Plans
At December 31, 2017, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09, which outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers and notes that lease contracts with customers are a scope exception. ASU 2014-09 is effective for the Company for reporting periods beginning after December 15, 2017. The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. The Company expects that executory costs and certain non-lease components of revenue from leases may be impacted by the adoption of ASU 2014-09 (upon the adoption of ASU 2016-02). The adoption of ASU 2014-09 is expected to result in a change to the timing pattern of revenue recognized, but not the total revenue recognized over time for certain of the Company’s development services revenue. As a result, the modified retrospective approach is expected to result in the Company recognizing on January 1, 2018 the cumulative effect of adopting ASU 2014-09 reflecting the impact of applying the new guidance to certain of the Company’s outstanding development services contracts. ASU 2014-09 also updates the principal versus agent considerations and as a result the Company determined that amounts reimbursed for payroll and related costs received from third parties in connection with management services contracts should be reflected on a gross basis instead of on a net basis as the Company has determined that it is the principal under these arrangements. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective approach. The Company is in the process of evaluating whether it will elect to apply the practical expedients. The Company is in the process of adopting ASU 2016-02, with its project team compiling an inventory of its leases that will be impacted by the adoption of ASU 2016-02. The Company continues to assess the impact of adopting ASU 2016-02. However, the Company will account for operating leases under which it is the lessor on its balance sheet in a manner similar to its current accounting with the underlying leased asset recognized as real estate. In January 2018, the FASB issued a proposed ASU that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. If issued, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. If the practical expedient in the proposed ASU is issued, it could allow for tenant recoveries that qualify as non-lease components to be presented under a single lease component presentation. However, without the proposed practical expedient, tenant recoveries would be separated into lease and non-lease components. For leases in which the Company is the lessee, primarily consisting of ground leases, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense over the term of the lease. In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, the Company will no longer be able to capitalize legal costs and internal leasing wages and instead will be required to expense these and other non-incremental costs as incurred.
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
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The areas addressed in the new guidance related to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company for reporting periods beginning after December 15, 2017, with early adoption permitted (provided that all of the amendments are adopted in the same period), and will be applied retrospectively to all periods presented. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of ASU 2016-15 will result in the retrospective classification of debt prepayment costs as financing activities instead of operating activities in the Company's consolidated statements of cash flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”). ASU 2016-18 will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company adopted ASU

2016-18 effective January 1, 2018. The adoption of ASU 2016-18 will not have a material impact on the Company’s consolidated financial statements.
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
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 updates the definition of an “in substance nonfinancial asset” and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. The effective date and transition methods of ASU 2017-05 are aligned with ASU 2014-09 described above and are effective for the first interim period within annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective approach. The adoption of ASU 2017-05 will not have a material impact on the Company's consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 is intended to provide clarity and reduce (1) diversity in practice, (2) cost and (3) complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for public entities for fiscal years and interim periods beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of ASU 2017-09 will not have a material impact on the Company's consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 also makes certain targeted improvements to simplify the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 will not have a material impact on the Company's consolidated financial statements.
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

The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2017			2016			2015
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.86		98.29%	$2.76		90.51%	$2.34		57.97%
Capital gain income	0.05		1.71%	0.29		9.49%	1.70		42.03%
Total	$2.91	(1)	100.00%	$3.05	(2)	100.00%	$4.04	(3)	100.00%
 _____________

(1)
The fourth quarter 2017 regular quarterly dividend was $0.80 per common share of which approximately $0.47 per common share was allocable to 2017 and approximately $0.33 per common share is allocable to 2018.

(2)
The fourth quarter 2016 regular quarterly dividend was $0.75 per common share of which approximately $0.56 per common share was allocable to 2016 and approximately $0.19 per common share is allocable to 2017.

(3)
The fourth quarter 2015 dividend of $1.90 per common share consists of a $1.25 per common share special dividend and a $0.65 per common share regular quarterly dividend. Approximately $1.35 per common share was allocable to 2015 and approximately $0.55 per common share is allocable to 2016.

Income Taxes
Boston Properties, Inc. has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties, Inc.’s consolidated taxable REIT subsidiaries. Boston Properties, Inc.’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties, Inc. has no uncertain tax positions recognized as of December 31, 2017 and 2016.
The Company owns a hotel property that is leased by a taxable REIT subsidiary and managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties, Inc. has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.
The net difference between the tax basis and the reported amounts of Boston Properties, Inc.’s assets and liabilities is approximately $1.8 billion and $1.7 billion as of December 31, 2017 and 2016, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in Boston Properties, Inc.’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income (unaudited):

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to Boston Properties, Inc.	$462,439	$512,785	$583,106
Straight-line rent and net “above-” and “below-market” rent adjustments	(77,801)	(65,861)	(92,483)
Book/Tax differences from depreciation and amortization	142,234	235,819	307,115
Book/Tax differences from interest expense	(18,136)	(36,223)	(43,349)
Book/Tax differences on gains/(losses) from capital transactions	1,123	(70,880)	(74,482)
Book/Tax differences from stock-based compensation	37,990	33,463	22,008
Tangible Property Regulations	(116,265)	(104,783)	(74,887)
Other book/tax differences, net	33,411	(6,121)	(15,259)
Taxable income	$464,995	$498,199	$611,769
Boston Properties Limited Partnership
Income Taxes
The partners are required to report their respective share of Boston Properties Limited Partnership’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties Limited Partnership’s consolidated taxable REIT subsidiaries. Boston Properties Limited Partnership’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties Limited Partnership has no uncertain tax positions recognized as of December 31, 2017 and 2016.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties Limited Partnership has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.
The net difference between the tax basis and the reported amounts of Boston Properties Limited Partnership’s assets and liabilities is approximately $2.9 billion and $2.7 billion as of December 31, 2017 and 2016, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in Boston Properties Limited Partnership’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income (unaudited):

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$523,366	$585,841	$659,248
Straight-line rent and net “above-” and “below-market” rent adjustments	(86,773)	(73,604)	(103,227)
Book/Tax differences from depreciation and amortization	144,436	245,239	329,629
Book/Tax differences from interest expense	(20,227)	(40,481)	(48,385)
Book/Tax differences on gains/(losses) from capital transactions	784	(69,683)	(67,602)
Book/Tax differences from stock-based compensation	42,371	37,397	24,565
Tangible Property Regulations	(129,673)	(117,102)	(83,587)
Other book/tax differences, net	37,607	(3,387)	(14,561)
Taxable income	$511,891	$564,220	$696,080

3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at December 31, 2017 and December 31, 2016 (in thousands):

	2017	2016
Land	$5,080,679	$4,879,020
Land held for future development (1)	204,925	246,656
Buildings and improvements	12,284,164	11,890,626
Tenant improvements	2,219,608	2,060,315
Furniture, fixtures and equipment	37,928	32,687
Construction in progress	1,269,338	1,037,959
Total	21,096,642	20,147,263
Less: Accumulated depreciation	(4,589,634)	(4,222,235)
	$16,507,008	$15,925,028
_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at December 31, 2017 and December 31, 2016 (in thousands):

	2017	2016
Land	$4,976,303	$4,774,460
Land held for future development (1)	204,925	246,656
Buildings and improvements	11,977,062	11,581,795
Tenant improvements	2,219,608	2,060,315
Furniture, fixtures and equipment	37,928	32,687
Construction in progress	1,269,338	1,037,959
Total	20,685,164	19,733,872
Less: Accumulated depreciation	(4,496,959)	(4,136,364)
	$16,188,205	$15,597,508
_______________

(1)	Includes pre-development costs.

Development/Redevelopment
On April 6, 2017, the Company commenced the construction of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts.
On May 27, 2017, the Company completed and fully placed in-service Reservoir Place North, a Class A office redevelopment project with approximately 73,000 net rentable square feet located in Waltham, Massachusetts.
On August 24, 2017, the Company entered into a 15-year lease with the General Services Administration under which the Company will develop the new headquarters for the Transportation Security Administration (TSA). The TSA will occupy 100% of the office space of the approximately 634,000 net rentable square feet Class A office project and a parking garage at 6595 Springfield Center Drive located in Springfield, Virginia. Concurrently with the execution of the lease, the Company commenced development of the project and expects the building to be available for occupancy by the fourth quarter of 2020.
On September 16, 2017, the Company completed and fully placed in-service 888 Boylston Street, a Class A office and retail project with approximately 417,000 net rentable square feet located in Boston, Massachusetts.
On November 17, 2017, the Company partially placed in-service 191 Spring Street, a Class A office redevelopment project with approximately 171,000 net rentable square feet located in Lexington, Massachusetts.
On November 28, 2017, the Company commenced construction of its 20 CityPoint development project totaling approximately 211,000 net rentable square feet of Class A office space located in Waltham, Massachusetts.
On December 1, 2017, a consolidated entity in which the Company has a 95% interest partially placed in-service Salesforce Tower, a Class A office project with approximately 1,400,000 net rentable square feet located in San Francisco, California.
On December 1, 2017, the Company entered into a 16-year lease with a tenant for approximately 288,000 net rentable square feet of Class A office space to be located in the Company's 2100 Pennsylvania Avenue development project. In 2016, the Company entered into a development agreement with The George Washington University to pursue the development of 2100 Pennsylvania Avenue, a Class A office property with approximately 469,000 net rentable square feet on land parcels located in Washington, DC. The development agreement provides for the execution of a 75-year ground lease for the property upon completion of the entitlement process and relocation of existing tenants anticipated to occur in 2019.
Ground Lease
On June 29, 2017, the Company executed a 99-year ground lease (including extension options), with the right to purchase prior to 10 years after stabilization of the development project as defined in the lease, for land adjacent to the MacArthur BART station located in Oakland, California. The Company has commenced development of a 402-unit residential building and supporting retail space on the site. The Company’s option to purchase the land, is considered a bargain purchase option and as a result, the Company has concluded that the lease should be accounted for as a capital lease. At the inception of the ground lease, the Company recorded an approximately $29.0 million capital lease asset and liability, which is reflected within Construction in Progress and Other Liabilities on the Company’s Consolidated Balance Sheets. Capital lease assets and liabilities are accounted for at the lower of fair market value or the present value of future minimum lease payments. This capital lease is for land only, therefore, the Company will not be depreciating the capital lease asset, because land is assumed to have an indefinite life.

As of June 29, 2017, future minimum lease payments related to this capital lease are as follows (in thousands):

Period from June 29, 2017 through December 31, 2017	$5
2018	10
2019	10
2020	10
2021	13
Thereafter	38,778
Total expected minimum lease payments	38,826
Interest portion	(9,864)
Present value of expected net minimum lease payments	$28,962
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
103 Carnegie Center contributed approximately $1.7 million of revenue and approximately ($0.3 million) of earnings to the Company for the period from May 15, 2017 through December 31, 2017.
Dispositions
On April 19, 2017, the Company completed the sale of an approximately 9.5-acre parcel of land at 30 Shattuck Road located in Andover, Massachusetts for a gross sale price of $5.0 million. Net cash proceeds totaled approximately $5.0 million, resulting in a gain on sale of real estate totaling approximately $3.7 million.
On June 13, 2017, the Company completed the sale of 40 Shattuck Road located in Andover, Massachusetts for a gross sale price of $12.0 million. Net cash proceeds totaled approximately $11.9 million, resulting in a gain on sale of real estate totaling approximately $28,000 for Boston Properties, Inc. and approximately $0.6 million for Boston Properties Limited Partnership. 40 Shattuck Road is an approximately 122,000 net rentable square foot Class A office property. 40 Shattuck Road contributed approximately $(28,000) of net loss to the Company for the period from January 1, 2017 through June 13, 2017 and contributed approximately $(50,000) and $0.3 million of net income (loss) to the Company for the years ended December 31, 2016 and 2015, respectively.

On August 30, 2017, the Company completed the sale of its Reston Eastgate property located in Reston, Virginia for a gross sale price of $14.0 million.  Net cash proceeds totaled approximately $13.2 million, resulting in a gain on sale of real estate totaling approximately $2.8 million. Reston Eastgate is a parcel of land containing approximately 21.7 acres located at 11011 Sunset Hills Road.
4. Deferred Charges
Deferred charges consisted of the following at December 31, 2017 and December 31, 2016 (in thousands):

	2017	2016
Leasing costs, including lease related intangibles	$1,147,181	$1,132,092
Financing costs	14,991	6,094
	1,162,172	1,138,186
Less: Accumulated amortization	(483,134)	(452,023)
	$679,038	$686,163
The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2018	$33,651
2019	27,333
2020	14,464
2021	8,777
2022	4,758
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2017 and 2016:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2017	December 31, 2016
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(8,258)	$(8,134)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		3,339	2,004
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(13,811)	(10,564)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	39,710	41,605
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	18,381	20,539
540 Madison Venture LLC	540 Madison Avenue	60.0%		66,179	67,816
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(3,876)	(3,389)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,657	42,528
Podium Developer LLC	The Hub on Causeway	50.0%		67,120	29,869
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%	(6)	28,212	20,803
Hotel Tower Developer LLC	The Hub on Causeway - Hotel	50.0%		1,690	933
1265 Main Office JV LLC	1265 Main Street	50.0%		4,641	4,779
BNY Tower Holdings LLC	Dock 72 at the Brooklyn Navy Yard	50.0%		72,104	33,699
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		254,440	510,623
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%	(6)	21,452	N/A
				$593,980	$753,111

 _______________

(1)
Investments with deficit balances aggregating approximately $25.9 million and $22.1 million at December 31, 2017 and 2016, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(3)	The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.

(4)	The joint venture owns four in-service buildings and two undeveloped land parcels.

(5)
Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

(6)	This entity is a VIE (See Note 2).
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Real estate and development in process, net	$1,768,996	$1,519,217
Other assets	367,743	297,263
Total assets	$2,136,739	$1,816,480
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$1,437,440	$865,665
Other liabilities	99,215	67,167
Members’/Partners’ equity	600,084	883,648
Total liabilities and members’/partners’ equity	$2,136,739	$1,816,480
Company’s share of equity	$286,495	$450,662
Basis differentials (1)	307,485	302,449
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$593,980	$753,111
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At December 31, 2017 and 2016, there was an aggregate basis differential of approximately $322.5 million and $328.8 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $25.9 million and $22.1 million at December 31, 2017 and 2016, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the year ended December 31,
	2017	2016	2015
	(in thousands)
Total revenue (1)	$222,517	$177,182	$155,642
Expenses
Operating	90,542	76,741	65,093
Depreciation and amortization	57,079	44,989	36,057
Total expenses	147,621	121,730	101,150
Operating income	74,896	55,452	54,492
Other expense
Interest expense	(46,371)	(34,016)	(32,176)
Net income	$28,525	$21,436	$22,316

Company’s share of net income (2)	$18,439	$9,873	$22,031
Basis differential (3)	(7,207)	(1,799)	739
Income from unconsolidated joint ventures	$11,232	$8,074	$22,770

Gain on sale of investment in unconsolidated joint venture	$—	$59,370	$—
_______________

(1)	Includes straight-line rent adjustments of approximately $21.7 million, $18.1 million and $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

(3)
Includes straight-line rent adjustments of approximately $1.9 million and $1.4 million for the years ended December 31, 2017 and 2016, respectively. Also includes net above-/below-market rent adjustments of approximately $2.9 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

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
On August 7, 2017, the Company entered into a joint venture with The Bernstein Companies to develop an approximately 733,000 net rentable square foot (subject to adjustment based on finalized building design) build-to-suit Class A office building and below-grade parking garage at 7750 Wisconsin Avenue in Bethesda, Maryland. The joint venture entered into a lease agreement with an affiliate of Marriott International, Inc. under which Marriott will lease 100% of the office building and garage for a term of 20 years, and the building will serve as Marriott’s new worldwide headquarters. Marriott has agreed to fund 100% of the related tenant improvement costs and leasing commissions for the office building. The Company will serve as co-development manager for the venture and expects to commence construction in 2018. The Company and The Bernstein Companies each own a 50% interest in the joint venture. For its initial contribution, The Bernstein Companies contributed land with an initial fair value of $72.0 million and cash and improvements aggregating approximately $4.9 million. The Company contributed cash and improvements aggregating approximately $20.8 million for its initial contribution, of which $11.0 million was distributed to The Bernstein Companies. In addition, the Company was required to fund $25.0 million into an escrow account to be used by the joint venture to fund future development costs. See also Note 10.
On September 6, 2017, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $204.6 million collateralized by its Hub on Causeway development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions.  The Hub on Causeway is an approximately 385,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts. In connection with the construction financing, the Company obtained the right to complete the construction of the garage underneath the project being developed by an affiliate of its joint venture partner and obtain funding from the garage construction lender.  The Company agreed to guarantee completion of the garage to the construction lender and an affiliate of its partner agreed to reimburse the Company for the partner’s share of any payments made under the guarantee.
On December 1, 2017, a joint venture in which the Company has a 50% interest commenced construction of a residential project aggregating approximately 320,000 square feet comprised of 440 residential units at its Hub on Causeway mixed-use development project located in Boston, Massachusetts.
6. Mortgage Notes Payable, Net, Mezzanine Notes Payable and Outside Members’ Notes Payable
The Company had outstanding mortgage notes payable totaling approximately $3.0 billion and $2.1 billion as of December 31, 2017 and 2016, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through June 9, 2027.
Fixed rate mortgage notes payable totaled approximately $3.0 billion and $2.1 billion at December 31, 2017 and 2016, respectively, with contractual interest rates ranging from 3.43% to 7.69% per annum at December 31, 2017 and 4.75% to 7.69% per annum at December 31, 2016 (with a weighted-average interest rate of 3.78% and 5.59% per annum (excluding the mezzanine notes payable) at December 31, 2017 and 2016, respectively). There were no variable rate mortgage loans at December 31, 2017 and 2016.
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
The refinanced indebtedness consisted of (1) mortgage loans payable collateralized by the property aggregating $1.3 billion, (2) mezzanine loans payable aggregating $306.0 million, (3) additional mezzanine loans payable aggregating $294.0 million and (4) member loans aggregating $450.0 million with outstanding accrued interest payable totaling approximately $425.0 million. The mortgage loans required monthly interest-only payments at a weighted-average fixed interest rate of 5.95% per annum and were scheduled to mature on October 7, 2017. The mezzanine loans required interest-only payments at a weighted-average fixed interest rate of 6.02% per annum and were scheduled to mature on October 7, 2017. In addition, a subsidiary of the consolidated entity had acquired a lender’s interest in certain other mezzanine loans assumed during the acquisition of the property having an aggregate principal amount of $294.0 million and a stated interest rate of 6.02% per annum for a purchase price of approximately $263.1 million in cash. These mezzanine loans payable had been eliminated in consolidation and were canceled upon the refinancing of the indebtedness. The member loans bore interest at a fixed rate of 11.0% per annum and were scheduled to mature on June 9, 2017. A portion of the original purchase price of the property was financed with loans from the members on a pro rata basis equal to their percentage interest in the consolidated entity. The Company had eliminated in consolidation its member loan totaling $270.0 million and its share of the related accrued interest payable of approximately $255.0 million at the date of the refinancing. The remaining outside members’ notes payable and related accrued interest payable totaling $180.0 million and approximately $170.0 million, respectively, at the date of the refinancing had been reflected as Outside Members’ Notes Payable and within Accrued Interest Payable, respectively, on the Company’s Consolidated Balance Sheets. The net proceeds from the new financing were used to repay all of the outstanding accrued interest payable on the member loans and a portion of the outstanding principal balance of the member loans totaling approximately $176.1 million. In connection with the refinancing, the members of the Company’s consolidated entity contributed the remaining balance of the member notes payable totaling approximately $273.9 million (of which the Company’s share of approximately $164.4 million had been eliminated in consolidation) to equity in the consolidated entity (See Note 11). There was no prepayment penalty associated with the repayments. The Company recognized a gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to historical fair value debt adjustments.
No mortgage loans at December 31, 2017 and one mortgage loan totaling approximately $1.3 billion at December 31, 2016 had been accounted for at its fair value on the date the mortgage loan was assumed in connection with the consolidation of real estate. The impact of recording mortgage loans at fair value resulted in a decrease to interest expense of approximately $19.6 million, $46.4 million and $55.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The cumulative liability related to the fair value adjustment was $33.8 million at December 31, 2016 and is included in mortgage notes payable, net in the Consolidated Balance Sheets.
Contractual aggregate principal payments of mortgage notes payable at December 31, 2017 are as follows:

Principal Payments
(in thousands)
2018	$18,633
2019	19,670
2020	20,766
2021	40,182
2022	614,710
Thereafter	2,300,000
Total aggregate principal payments	3,013,961
Deferred financing costs, net	(34,680)
Total carrying value of mortgage notes payable, net	$2,979,281

7. Derivative Instruments and Hedging Activities
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
In addition, 767 Fifth Partners LLC, which is a subsidiary of the consolidated entity in which the Company has a 60% interest and owns 767 Fifth Avenue (the General Motors Building) in New York City, entered into 16 forward-starting interest rate swap contracts (including two contracts entered into during the year ended December 31, 2016 with notional amounts aggregating $50.0 million) that fix the 10-year swap rate at a weighted-average rate of approximately 2.619% per annum on notional amounts aggregating $450.0 million. These interest rate swap contracts were entered into in advance of a financing with a target commencement date in June 2017 and maturity in June 2027. On April 24, 2017, the consolidated entity that owns 767 Fifth Avenue (the General Motors Building) located in New York City entered into an interest rate lock and commitment agreement with a group of lenders on a ten-year financing totaling $2.3 billion at a fixed interest rate of 3.43% per annum (See Note 6). In conjunction with the interest rate lock and commitment agreement, 767 Fifth Partners LLC terminated the forward-starting interest rate swap contracts and cash-settled the contracts by making cash payments to the counterparties aggregating approximately $14.4 million. 767 Fifth Partners LLC did not record any hedge ineffectiveness. The Company is reclassifying into earnings, as an increase to interest expense, approximately $14.4 million (or approximately $1.4 million per year over the 10-year term of the financing) of the amounts recorded in the Consolidated Balance Sheets within Accumulated Other Comprehensive Loss, which represents the effective portion of the applicable interest rate contracts.
At December 31, 2017, there were no outstanding interest rate swap contracts. 767 Fifth Partners LLC’s interest rate swap contracts consisted of the following at December 31, 2016 (dollars in thousands):

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
The following table presents the location in the financial statements of the losses recognized related to the Company’s cash flow hedges for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Amount of loss related to the effective portion recognized in other comprehensive loss	$(6,133)	$(47,144)	$(10,302)
Amount of loss related to the effective portion subsequently reclassified to earnings (1)	$(6,033)	$(3,751)	$(2,510)
Amount of loss related to the ineffective portion and amount excluded from effectiveness testing	$—	$(140)	$—
___________

(1)
During the year ended December 31, 2016, the Company accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of the hedged forecasted transactions becoming probable not to occur.  The accelerated amounts were a loss of approximately $0.2 million and are included in the table above.

Boston Properties, Inc.
The following table reflects the changes in accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Balance at December 31, 2014	$(9,304)
Effective portion of interest rate contracts	(10,302)
Amortization of interest rate contracts	2,510
Other comprehensive loss attributable to noncontrolling interests	2,982
Balance at December 31, 2015	(14,114)
Effective portion of interest rate contracts	(47,144)
Amortization of interest rate contracts	3,751
Other comprehensive loss attributable to noncontrolling interests	5,256
Balance at December 31, 2016	(52,251)
Effective portion of interest rate contracts	(6,133)
Amortization of interest rate contracts	6,033
Other comprehensive loss attributable to noncontrolling interests	1,922
Balance at December 31, 2017	$(50,429)
Boston Properties Limited Partnership
The following table reflects the changes in accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Balance at December 31, 2014	$(12,973)
Effective portion of interest rate contracts	(10,302)
Amortization of interest rate contracts	2,510
Other comprehensive loss attributable to noncontrolling interests in property partnership	2,428
Balance at December 31, 2015	(18,337)
Effective portion of interest rate contracts	(47,144)
Amortization of interest rate contracts	3,751
Other comprehensive loss attributable to noncontrolling interests in property partnership	877
Balance at December 31, 2016	(60,853)
Effective portion of interest rate contracts	(6,133)
Amortization of interest rate contracts	6,033
Other comprehensive loss attributable to noncontrolling interests in property partnership	2,128
Balance at December 31, 2017	$(58,825)

8. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2017 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(17,894)
Deferred financing costs, net			(34,776)
Total			$7,247,330
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
On December 4, 2017, Boston Properties Limited Partnership completed a public offering of $850.0 million in aggregate principal amount of its 3.200% unsecured senior notes due 2025. The notes were priced at 99.757% of the principal amount to yield an effective rate (including financing fees) of approximately 3.350% per annum to maturity. The notes will mature on January 15, 2025, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.1 million after deducting underwriting discounts and transaction expenses.
On December 17, 2017, Boston Properties Limited Partnership completed the redemption of $850.0 million in aggregate principal amount of its 3.700% senior notes due November 15, 2018. The redemption price was approximately $865.5 million. The redemption price included approximately $2.8 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 101.49% of the principal amount being redeemed. The Company recognized a loss from early extinguishment of debt totaling approximately $13.9 million, which amount included the payment of the redemption premium totaling approximately $12.7 million.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2017, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
9. Unsecured Credit Facility
On April 24, 2017, Boston Properties Limited Partnership amended and restated its revolving credit agreement (as amended and restated, the “2017 Credit Facility”). Among other things, the 2017 Credit Facility (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) that permits Boston Properties Limited Partnership, until the first anniversary of the closing date, to draw upon up to four times a minimum of $50.0 million (or, if less, the remaining unused delayed draw term commitments), provided that amounts drawn under the Delayed Draw Facility and subsequently repaid may not be borrowed again. In addition, Boston Properties Limited Partnership may increase the total commitment under the 2017 Credit Facility by up to

$500.0 million through increases in the Revolving Facility or the Delayed Draw Facility, or both, subject to syndication of the increase and other conditions.
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
Based on Boston Properties Limited Partnership’s December 31, 2017 credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, (2) the alternate base rate margin is zero basis points for each of the Revolving Facility and Delayed Draw Facility and (3) the facility fee on the Revolving Facility commitment is 0.15% per annum. At December 31, 2017 there was $45.0 million outstanding on the 2017 Credit Facility. At December 31, 2016, there were no amounts outstanding on the credit facility.
The 2017 Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including failure to pay indebtedness, breaches of covenants, and bankruptcy and other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2017 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2017, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.
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
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. From time to time under certain of the Company’s joint venture agreements, if certain return thresholds are achieved the partners will be entitled to an additional promoted interest or payments. See also Note 11.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2017, the maximum funding obligation under the guarantee was approximately $193.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of December 31, 2017, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns a fee from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of December 31, 2017, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements. See also Note 5.
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, the Company received an initial distribution totaling approximately $7.7 million. During the years ended December 31, 2017, 2016 and 2015, the Company received distributions aggregating approximately $0.4 million, $1.4 million and $8.1 million, respectively, which are included in Base Rent in the Consolidated Statements of Operations, leaving a remaining claim of approximately $27.6 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at December 31, 2017.
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
The Company carries insurance coverage on its properties, including those under development, of types and in amounts and with deductibles that it believes are in line with coverage customarily obtained by owners of similar properties. Certain properties owned in joint ventures with third parties are insured by the third party partner with insurance coverage of types and in amounts and with deductibles the Company believes are in line with coverage customarily obtained by owners of similar properties. In response to the uncertainty in the insurance market following the terrorist attacks of September 11, 2001, the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) was enacted in November 2002 to require regulated insurers to make available coverage for “certified” acts of terrorism (as defined by the statute). The expiration date of TRIA was extended to December 31, 2014 by the Terrorism Risk Insurance Program Reauthorization Act of 2007 and further extended to December 31, 2020 by the Terrorism Risk Insurance Program Reauthorization Act of 2015 (“TRIPRA”), and the Company can provide no assurance that it will be extended further. Currently, the Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under TRIA (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company's portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2017, the program trigger was $140 million and the coinsurance was 17%, however, both will increase in subsequent years pursuant to TRIPRA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIPRA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance and maintain terrorism insurance in amounts and on terms that are commercially reasonable.
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
11. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2017, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,810,378 OP Units, 818,343 LTIP Units (including 118,067 2012 OPP Units, 85,405 2013 MYLTIP Units and 25,107 2014 MYLTIP Units), 366,618 2015 MYLTIP Units, 473,360 2016 MYLTIP Units and 400,000 2017 MYLTIP Units held by parties other than Boston Properties, Inc.
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
The following table reflects the activity of the noncontrolling interests—redeemable preferred units for the year ended December 31, 2015 (in thousands):

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
The following table reflects the activity of the noncontrolling interest—redeemable interest in property partnership in the Company’s Fountain Square consolidated entity for the year ended December 31, 2015 (in thousands):

Balance at December 31, 2014	$104,692
Net loss	(7)
Distributions	(2,900)
Adjustment to reflect redeemable interest at redemption value	5,128
Acquisition of interest	(106,913)
Balance at December 31, 2015	$—
Noncontrolling Interest—Common Units
During the years ended December 31, 2017 and 2016, 495,637 and 190,857 OP Units, respectively, were presented by the holders for redemption (including 36,486 and 103,847 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
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
At December 31, 2017, Boston Properties Limited Partnership had outstanding 366,618 2015 MYLTIP Units, 473,360 2016 MYLTIP Units and 400,000 2017 MYLTIP Units (See Note 17). Prior to the applicable measurement date (February 4, 2018 for 2015 MYLTIP Units (See Note 20), February 9, 2019 for 2016 MYLTIP Units and February 6, 2020 for 2017 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 29, 2017	January 30, 2018	$0.80	$0.080
September 29, 2017	October 31, 2017	$0.75	$0.075
June 30, 2017	July 31, 2017	$0.75	$0.075
March 31, 2017	April 28, 2017	$0.75	$0.075
December 31, 2016	January 30, 2017	$0.75	$0.075

A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at December 31, 2017 was approximately $2.3 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $130.03 per share on December 29, 2017.

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable common units of Boston Properties Limited Partnership for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Balance at December 31, 2014	$2,310,046
Contributions	39,030
Net income	66,951
Distributions	(69,447)
Conversion of redeemable partnership units	(14,343)
Unearned compensation	(4,579)
Other comprehensive loss	(554)
Adjustment to reflect redeemable partnership units at redemption value	(40,415)
Balance at December 31, 2015	2,286,689
Contributions	31,395
Net income	59,260
Distributions	(49,087)
Conversion of redeemable partnership units	(6,461)
Unearned compensation	(3,464)
Other comprehensive loss	(4,379)
Adjustment to reflect redeemable partnership units at redemption value	(51,913)
Balance at December 31, 2016	2,262,040
Contributions	31,743
Net income	52,210
Distributions	(54,494)
Conversion of redeemable partnership units	(16,916)
Unearned compensation	1,650
Cumulative effect of a change in accounting principle	(1,763)
Other comprehensive income	206
Adjustment to reflect redeemable partnership units at redemption value	17,587
Balance at December 31, 2017	$2,292,263
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion and $1.5 billion at December 31, 2017 and 2016, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On September 18, 2015, a consolidated entity in which the Company has a 50% interest completed the sale of its 505 9th Street, N.W. property located in Washington, DC for approximately $318.0 million, including the assumption by the buyer of approximately $117.0 million of mortgage indebtedness.  505 9th Street, N.W. is an approximately 322,000 net rentable square foot Class A office building. Net cash proceeds totaled approximately $194.6 million, of which the partners’ share was approximately $97.3 million. The Company recognized a gain on sale of real estate totaling approximately $199.5 million and $199.7 million for Boston Properties, Inc. and Boston Properties Limited Partnership, respectively, of which approximately $101.1 million was allocated to the outside partners and is included within Noncontrolling Interests in Property Partnerships in the Company’s Consolidated Statements of Operations. On December 10, 2015, the consolidated entity was dissolved and the Company reclassified the remaining noncontrolling interest balance totaling approximately $4.1 million to Accounts Payable and Accrued Expenses on the Consolidated Balances Sheets, of which approximately $0.2 million was outstanding at December 31, 2016. No amount was outstanding as of December 31, 2017.

On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the original venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company shall earn a preferred return equal to LIBOR plus 3.00% per annum and shall be payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of December 31, 2017, the Company has contributed an aggregate of approximately $16.4 million of preferred equity to the venture. Also, under the joint venture agreement, (a) from and after the stabilization date, the partner has the right to cause the Company to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, the Company has the right to acquire all (but not less than all) of the partner’s interest, in each case at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns are achieved the partner will be entitled to receive an additional promoted interest.  The term stabilization date is defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent.  The stabilization date has not yet occurred.
On June 6, 2017, in conjunction with the refinancing of the indebtedness of the Company’s consolidated entity in which it has a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City, the members of the consolidated entity amended the limited liability company agreement to provide for the contribution of the remaining unpaid principal balance of the members’ notes payable totaling approximately $273.9 million (of which the Company’s share of approximately $164.4 million is eliminated in consolidation) to equity in the consolidated entity, resulting in an increase of approximately $109.6 million to Noncontrolling Interests in Property Partnerships on the Company’s Consolidated Balance Sheets (See Note 6). There were no changes to the ownership interests or rights of the members as a result of the amendment.
The following table reflects the activity of the noncontrolling interests—property partnerships for the years ended December 31, 2017, 2016 and 2015 (in thousands):

Balance at December 31, 2014	$1,602,467
Capital contributions	3,758
Dissolution	(4,082)
Net income	144,734
Accumulated other comprehensive loss	(2,428)
Distributions	(170,049)
Balance at December 31, 2015	1,574,400
Capital contributions	10,756
Net loss	(2,068)
Accumulated other comprehensive loss	(877)
Distributions	(51,564)
Balance at December 31, 2016	1,530,647
Capital contributions (1)	161,585
Net loss	47,832
Accumulated other comprehensive loss	(2,128)
Distributions	(54,176)
Balance at December 31, 2017	$1,683,760
 _______________

(1)
Includes the contribution of the remaining unpaid principal balance of the members’ notes payable totaling $109,576 to equity in the consolidated entity that owns 767 Fifth Avenue (the General Motors Building).

12. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of December 31, 2017, Boston Properties, Inc. had 154,325,286 shares of Common Stock outstanding.
On June 2, 2017, Boston Properties, Inc. renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. This program replaced the Company’s prior $600.0 million ATM stock offering program that was scheduled to expire on June 3, 2017. The Company intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this ATM stock offering program.
During the year ended December 31, 2017, Boston Properties, Inc. issued 6,688 shares of Common Stock upon the exercise of options to purchase Common Stock. During the year ended December 31, 2016, there were no options to purchase Common Stock exercised.
During the years ended December 31, 2017 and 2016, Boston Properties, Inc. issued 495,637 and 190,857 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or payable in 2017:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 29, 2017	January 30, 2018	$0.80	$0.80
September 29, 2017	October 31, 2017	0.75	0.75
June 30, 2017	July 31, 2017	0.75	0.75
March 31, 2017	April 28, 2017	0.75	0.75
December 31, 2016	January 30, 2017	0.75	0.75
Preferred Stock
As of December 31, 2017, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. may not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On or after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or payable in 2017:

Record Date	Payment Date	Dividend (Per Share)
February 2, 2018	February 15, 2018	$32.8125
November 3, 2017	November 15, 2017	32.8125
August 4, 2017	August 15, 2017	32.8125
May 5, 2017	May 15, 2017	32.8125
February 3, 2017	February 15, 2017	32.8125

Boston Properties Limited Partnership
The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2015:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at December 31, 2014	1,710,644	151,403,301	153,113,945
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	59	6,140	6,199
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	340	35,246	35,586
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	4,049	420,187	424,236
Outstanding at December 31, 2015	1,715,092	151,864,874	153,579,966
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	72	5,623	5,695
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	172	13,485	13,657
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	2,407	188,450	190,857
Outstanding at December 31, 2016	1,717,743	152,072,432	153,790,175
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	21	6,296	6,317
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	111	33,046	33,157
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	1,665	493,972	495,637
Outstanding at December 31, 2017	1,719,540	152,605,746	154,325,286
As of December 31, 2017, Boston Properties, Inc. owned 1,719,540 general partnership units and 152,605,746 limited partnership units.
The following table reflects the activity of the Series B Preferred Units for the years ended December 31, 2017, 2016 and 2015 (in thousands), which activity is included within Boston Properties Limited Partnership’s Consolidated Statements of Partners’ Capital:

Balance at December 31, 2014	$193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2015	193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2016	193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2017	$193,623

13. Future Minimum Rents
The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2018 to 2046. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2017, under non-cancelable operating leases which expire on various dates through 2046, are as follows:

Years Ending December 31,	(in thousands)
2018	$1,962,841
2019	1,998,102
2020	1,920,002
2021	1,783,066
2022	1,596,719
Thereafter	11,160,780

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2017, 2016 and 2015.
14. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2017, 2016 and 2015.
Boston Properties, Inc.

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	$502,285	$572,606
Add:
Preferred dividends	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	52,210	59,260	66,951
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	6
Noncontrolling interest in property partnerships	47,832	(2,068)	149,855
Losses from interest rate contracts	—	140	—
Interest expense	374,481	412,849	432,196
Depreciation and amortization expense	617,547	694,403	639,542
Impairment loss	—	1,783	—
Transaction costs	668	2,387	1,259
General and administrative expense	113,715	105,229	96,319
Less:
Gains on sales of real estate	7,663	80,606	375,895
Gains (losses) from early extinguishments of debt	496	(371)	(22,040)
Gains (losses) from investments in securities	3,678	2,273	(653)
Interest and other income	5,783	7,230	6,777
Gain on sale of investment in unconsolidated joint venture	—	59,370	—
Income from unconsolidated joint ventures	11,232	8,074	22,770
Development and management services income	34,605	28,284	22,554
Net Operating Income	$1,605,435	$1,601,302	$1,563,931

Boston Properties Limited Partnership

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	$575,341	$648,748
Add:
Preferred distributions	10,500	10,500	10,500
Noncontrolling interest—redeemable preferred units	—	—	6
Noncontrolling interest in property partnerships	47,832	(2,068)	149,855
Losses from interest rate contracts	—	140	—
Interest expense	374,481	412,849	432,196
Depreciation and amortization expense	609,407	682,776	631,549
Impairment loss	—	1,783	—
Transaction costs	668	2,387	1,259
General and administrative expense	113,715	105,229	96,319
Less:
Gains on sales of real estate	8,240	82,775	377,093
Gains (losses) from early extinguishments of debt	496	(371)	(22,040)
Gains (losses) from investments in securities	3,678	2,273	(653)
Interest and other income	5,783	7,230	6,777
Gain on sale of investment in unconsolidated joint venture	—	59,370	—
Income from unconsolidated joint ventures	11,232	8,074	22,770
Development and management services income	34,605	28,284	22,554
Net Operating Income	$1,605,435	$1,601,302	$1,563,931
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, losses from interest rate contracts, interest expense, depreciation and amortization, impairment loss, transaction costs and general and administrative expense less (2) gains on sales of real estate, gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, interest and other income, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, noncontrolling interests, losses from interest rate contracts, interest expense, depreciation and amortization expense, impairment loss, transactions costs, general and administrative expense, gains on sales of real estate, gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, interest and other income, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures and development and management services income are not included in NOI as internal reporting addresses these items on a corporate level.
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
Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$776,279	$969,371	$345,519	$414,103	$2,505,272
Residential	4,745	—	—	11,851	16,596
Hotel	45,603	—	—	—	45,603
Total	826,627	969,371	345,519	425,954	2,567,471
% of Grand Totals	32.20%	37.75%	13.46%	16.59%	100.00%
Rental Expenses:
Office	301,097	372,810	105,253	144,515	923,675
Residential	2,044	—	—	4,258	6,302
Hotel	32,059	—	—	—	32,059
Total	335,200	372,810	105,253	148,773	962,036
% of Grand Totals	34.84%	38.76%	10.94%	15.46%	100.00%
Net operating income	$491,427	$596,561	$240,266	$277,181	$1,605,435
% of Grand Totals	30.61%	37.15%	14.97%	17.27%	100.00%

For the year ended December 31, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$727,265	$1,012,518	$318,609	$402,561	$2,460,953
Residential	4,812	—	—	11,887	16,699
Hotel	44,884	—	—	—	44,884
Total	776,961	1,012,518	318,609	414,448	2,522,536
% of Grand Totals	30.80%	40.14%	12.63%	16.43%	100.00%
Rental Expenses:
Office	282,827	363,188	100,787	135,890	882,692
Residential	2,708	—	—	4,368	7,076
Hotel	31,466	—	—	—	31,466
Total	317,001	363,188	100,787	140,258	921,234
% of Grand Totals	34.41%	39.42%	10.94%	15.23%	100.00%
Net operating income	$459,960	$649,330	$217,822	$274,190	$1,601,302
% of Grand Totals	28.73%	40.55%	13.60%	17.12%	100.00%

For the year ended December 31, 2015:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$716,246	$1,000,030	$302,434	$384,628	$2,403,338
Residential	4,801	—	—	14,082	18,883
Hotel	46,046	—	—	—	46,046
Total	767,093	1,000,030	302,434	398,710	2,468,267
% of Grand Totals	31.08%	40.52%	12.25%	16.15%	100.00%
Rental Expenses:
Office	287,341	346,897	98,206	131,581	864,025
Residential	2,006	—	—	6,221	8,227
Hotel	32,084	—	—	—	32,084
Total	321,431	346,897	98,206	137,802	904,336
% of Grand Totals	35.54%	38.36%	10.86%	15.24%	100.00%
Net operating income	$445,662	$653,133	$204,228	$260,908	$1,563,931
% of Grand Totals	28.50%	41.76%	13.06%	16.68%	100.00%

15. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of Boston Properties, Inc. using the two-class method. Participating securities are included in the computation of diluted EPS of Boston Properties, Inc. using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units required, and the 2015-2017 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties, Inc. excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	For the Year Ended December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	154,190	$2.93
Effect of Dilutive Securities:
Stock Based Compensation	—	200	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	154,390	$2.93

	For the Year Ended December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$502,285	153,715	$3.27
Allocation of undistributed earnings to participating securities	(283)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$502,002	153,715	$3.27
Effect of Dilutive Securities:
Stock Based Compensation	—	262	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$502,002	153,977	$3.26

	For the Year Ended December 31, 2015
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	153,471	$3.73
Effect of Dilutive Securities:
Stock Based Compensation	—	373	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,606	153,844	$3.72

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units required, and the 2015-2017 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,471,000, 17,646,000 and 17,668,000 redeemable common units for the years ended December 31, 2017, 2016 and 2015, respectively.

	For the Year Ended December 31, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	171,661	$2.99
Effect of Dilutive Securities:
Stock Based Compensation	—	200	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	171,861	$2.98

	For the Year Ended December 31, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,341	171,361	$3.36
Allocation of undistributed earnings to participating securities	(316)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,025	171,361	$3.36
Effect of Dilutive Securities:
Stock Based Compensation	—	262	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,025	171,623	$3.35

	For the Year Ended December 31, 2015
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	171,139	$3.79
Effect of Dilutive Securities:
Stock Based Compensation	—	373	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$648,748	171,512	$3.78

16. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($270,000, $265,000 and $265,000 in 2017, 2016 and 2015, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2017, 2016 and 2015 was $4.1 million, $4.0 million and $3.7 million, respectively.
The Plan also provides for supplemental retirement contributions to certain employees who had at least ten years of service on January 1, 2001, and who were 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the IRS. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2017, 2016 and 2015 was $18,000, $21,000 and $42,000, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2017 and 2016, the Company had maintained approximately $29.2 million and $23.8 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2017 and 2016 was $29.2 million and $23.8 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
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
On January 25, 2017, Boston Properties, Inc.’s Compensation Committee approved the 2017 MYLTIP awards under its 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2017 MYLTIP awards utilize Boston Properties, Inc.’s total stockholder return (“TSR”) over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the Nareit Office Index adjusted to include Vornado Realty Trust (50% weight). Earned awards will range from zero to a maximum of approximately $42.7 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with four tiers (threshold: approximately $10.7 million; target: approximately $21.3 million; high: approximately $32.0 million; exceptional: approximately $42.7 million) and linear interpolation between tiers. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards.
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
Boston Properties, Inc. issued 37,414, 22,067 and 34,150 shares of restricted common stock and Boston Properties Limited Partnership issued 113,918, 147,872 and 190,563 (including 85,962 LTIP Units issued on January 1, 2015 to Mortimer B. Zuckerman, non-executive Chairman of the Board of Boston Properties, Inc., pursuant to the Transition Benefits Agreement dated March 10, 2013) LTIP Units to employees and non-employee directors under the 2012 Plan during the years ended December 31, 2017, 2016 and 2015, respectively. Boston Properties, Inc. did not issue any non-qualified stock options under the 2012 Plan during the years ended December 31, 2017, 2016 and 2015. Boston Properties Limited Partnership issued 400,000 2017 MYLTIP Units, 475,004 2016 MYLTIP Units and 375,000 2015 MYLTIP Units to employees under the 2012 Plan during the years ended December 31, 2017, 2016 and 2015, respectively. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Non-qualified stock options, which are valued using the Black-Scholes option-pricing model, are recognized as an expense ratably over the corresponding employee service period. As the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards,

2015 MYLTIP Awards, 2016 MYLTIP Awards and 2017 MYLTIP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards, 2015 MYLTIP Awards 2016 MYLTIP Awards and 2017 MYLTIP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation (See Note 2). Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units was approximately $33.2 million, $30.6 million and $26.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, there was (1) an aggregate of approximately $19.2 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units, 2013 MYLTIP Units and 2014 MYLTIP Units and (2) an aggregate of approximately $21.0 million of unrecognized compensation expense related to unvested 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.3 years.
The shares of restricted stock were valued at approximately $4.9 million ($130.32 per share weighted-average), $2.5 million ($113.51 per share weighted-average) and $4.8 million ($140.88 per share weighted-average) for the years ended December 31, 2017, 2016 and 2015, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2017, 2016 and 2015 were valued at approximately $13.6 million, $15.4 million and $13.5 million (excluding the number issued to Mr. Zuckerman, as discussed above), respectively. The weighted-average per unit fair value of LTIP Unit grants in 2017, 2016 and 2015 was $119.41, $103.83 and $128.94, respectively. The per unit fair value of each LTIP Unit granted in 2017, 2016 and 2015 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 2.14%, 1.61% and 1.47% and an expected price volatility of 28.0%, 33.0% and 26.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2017, 2016 and 2015.
A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2017, 2016 and 2015 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2014	553,312	$97.21
Exercised	(11,447)	$92.50
Special dividend adjustment	5,264	$96.38
Outstanding at December 31, 2015	547,129	$96.38
Exercised	—	$—
Outstanding at December 31, 2016	547,129	$96.38
Exercised	(6,688)	$99.15
Outstanding at December 31, 2017	540,441	$96.35

The following table summarizes information about Boston Properties, Inc.’s stock options outstanding at December 31, 2017:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/17	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/17	Exercise Price
118,502	3.1 years	$86.86	118,502	$86.86
54,282	5.3 years	$95.69	54,282	$95.69
202,030	5.1 years	$98.46	202,030	$98.46
165,627	4.1 years	$100.77	165,627	$100.77

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2017 was approximately $18.2 million. In addition, Boston Properties, Inc. had 514,360 and 465,371 options exercisable at a weighted-average exercise price of $96.32 and $96.10 at December 31, 2016 and 2015, respectively.
Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 6,317, 5,695 and 6,199 shares with the weighted average purchase price equal to $105.97 per share, $109.27 per share and $108.73 per share under the Stock Purchase Plan during the years ended December 31, 2017, 2016 and 2015, respectively.
18. Related Party Transactions
Prior to joining Boston Properties, Inc. effective January 2, 2014, Mr. John F. Powers provided commercial real estate brokerage services to the Company, on behalf of his prior employer, CBRE, in connection with certain leasing transactions. Mr. Powers received approximately $22,000, $315,000 and $616,000 during the years ended December 31, 2017, 2016 and 2015, respectively, in connection with these transactions. Mr. John F. Powers is an Executive Vice President of Boston Properties, Inc. and the Regional Manager of its New York office.
A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $368,000, $374,000 and $384,000 for the years ended December 31, 2017, 2016 and 2015, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is a Senior Executive Vice President of Boston Properties, Inc.
In accordance with Boston Properties, Inc.’s 2012 Plan, and as approved by its Board of Directors, five non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2017. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. On May 17, 2016, in connection with the cessation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 1,507 shares of common stock in settlement of the director’s outstanding deferred stock units. At December 31, 2017 and 2016, Boston Properties, Inc. had outstanding 105,479 and 99,035 deferred stock units, respectively.

19. Selected Interim Financial Information (unaudited)
Boston Properties, Inc.
The tables below reflect Boston Properties, Inc.’s selected quarterly information for the years ended December 31, 2017 and 2016.

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$632,228	$656,907	$657,712	$655,229
Income before gains on sales of real estate	$115,431	$163,243	$144,813	$131,331
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	$133,709	$117,337	$103,829
Income attributable to Boston Properties, Inc. per share—basic	$0.63	$0.87	$0.76	$0.67
Income attributable to Boston Properties, Inc. per share—diluted	$0.63	$0.87	$0.76	$0.67

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$665,985	$623,546	$625,228	$636,061
Income before gains on sales of real estate	$148,599	$117,357	$58,521	$164,894
Net income attributable to Boston Properties, Inc. common shareholders	$181,747	$96,597	$76,753	$147,214
Income attributable to Boston Properties, Inc. per share—basic	$1.18	$0.63	$0.50	$0.96
Income attributable to Boston Properties, Inc. per share—diluted	$1.18	$0.63	$0.50	$0.96

Boston Properties Limited Partnership
The tables below reflect Boston Properties Limited Partnership’s selected quarterly information for the years ended December 31, 2017 and 2016.

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$632,228	$656,907	$657,712	$655,229
Income before gains on sales of real estate	$117,578	$165,328	$146,767	$133,285
Net income attributable to Boston Properties Limited Partnership common unitholders	$110,662	$151,844	$132,693	$117,667
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.64	$0.88	$0.77	$0.69
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.64	$0.88	$0.77	$0.68

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$665,985	$623,546	$625,228	$636,061
Income before gains on sales of real estate	$150,586	$119,341	$63,687	$167,384
Net income attributable to Boston Properties Limited Partnership common unitholders	$207,296	$109,938	$91,306	$166,801
Income attributable to Boston Properties Limited Partnership per unit—basic	$1.21	$0.64	$0.53	$0.97
Income attributable to Boston Properties Limited Partnership per unit—diluted	$1.21	$0.64	$0.53	$0.97
20. Subsequent Events
On January 9, 2018, the Company completed the sale of its 500 E Street, S.W. property located in Washington, DC for a net contract sale price of approximately $118.6 million, which exceeds its carrying value. 500 E Street, S.W. is an approximately 262,000 net rentable square foot Class A office property.
On January 24, 2018, the Company entered into a lease agreement with a tenant for a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space at the Company's 17Fifty Presidents Street development project located in Reston, Virginia. The Company expects that the building will be complete and available for occupancy during the first quarter of 2020.
On January 31, 2018, the Company partially placed in-service its Signature at Reston development project comprised of 508 apartment units and retail space aggregating approximately 515,000 square feet located in Reston, Virginia.
On February 2, 2018 and February 6, 2018, Boston Properties, Inc. issued an aggregate of 18,226 shares of restricted common stock and Boston Properties Limited Partnership issued an aggregate of 195,546 LTIP units under the 2012 Plan to certain employees of Boston Properties, Inc.
On February 4, 2018, the measurement period for the Company’s 2015 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 22.0% of target or an aggregate of approximately $3.6 million (after giving effect to voluntary employee separations). As a result, an aggregate of 337,847 2015 MYLTIP Units that had been previously granted were automatically forfeited.
On February 6, 2018, Boston Properties, Inc.’s Compensation Committee approved the 2018 Multi-Year Long-Term Incentive Program (the “2018 MYLTIP”) awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2018 MYLTIP awards utilize Boston Properties, Inc.’s total stockholder return (“TSR”) over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the Nareit Office Index adjusted to include Vornado Realty Trust (50% weight). Earned awards will range from zero to a maximum of approximately $32.3 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with a target of approximately $16.2 million and linear interpolation between zero and maximum. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards. Earned awards (if any) will vest 50% on February 5, 2021 and 50% on February 5, 2022, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 5, 2021, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2018 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718, the 2018 MYLTIP awards have an aggregate value of approximately $13.3 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

On February 23, 2018, the Company entered into a lease agreement with Fannie Mae to lease approximately 850,000 net rentable square feet of Class A office space at the Company's Reston Gateway development project located in Reston, Virginia. The initial phase of the project will consist of approximately 1.0 million net rentable square feet. The Company expects to begin construction in the second half of 2018 upon receipt of all necessary approvals.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 112 of this Annual Report on Form 10-K and is incorporated herein by reference.
Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 121 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2017.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,989,048	(2)	$96.35	(2)	9,107,022	(3)
Equity compensation plans not approved by security holders (4)	N/A		N/A		97,477
Total	3,989,048		$96.35		9,204,499
______________

(1)	Includes information related to BXP’s 1997 Plan and 2012 Plan.

(2)
Includes (a) 540,441 shares of common stock issuable upon the exercise of outstanding options (all of which are vested and exercisable), (b) 818,343 long term incentive units (LTIP units) (522,531 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 1,284,807 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 366,618 2015 MYLTIP Units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 473,360 2016 MYLTIP Units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 400,000 2017 MYLTIP Units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 105,479 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors. Does not include 66,098 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units or deferred stock units, such shares are not included in the weighed-average exercise price calculation.

(3)
Represents awards available for issuance under BXP’s 2012 Plan at a 1.0 conversion ratio. “Full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan.

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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2018 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedule
Boston Properties, Inc. Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,267,041	$1,796,252	$1,532,654	$135,559	$1,796,252	$1,668,213	$—	$—	$3,464,465	$222,981	1968	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	501,709	115,638	1,426,505	—	—	1,542,143	511,605	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	366,780	195,987	1,197,900	—	—	1,393,887	596,100	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	181,418	354,107	866,869	—	—	1,220,976	310,262	1961	2002	(1)
601 Lexington Avenue	Office	New York, NY	672,142	241,600	494,782	290,590	289,639	634,134	—	103,199	1,026,972	254,932	1977/1997	2001	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	139,189	219,616	799,991	7,009	—	1,026,616	161,471	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	43,296	285,263	646,463	—	—	931,726	72,058	2014	2007	(1)
Carnegie Center	Office	Princeton, NJ	—	107,997	389,359	157,960	108,948	543,514	2,854	—	655,316	228,171	1983-2016	1998/1999/2000/2007/2014/2017	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	79,035	131,067	514,989	—	—	646,056	97,630	1971-1975/2017	2012	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	87,050	169,193	463,708	—	—	632,901	191,435	2004	2000	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	17,473	63,988	472,010	—	—	535,998	101,525	2011	2007	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	17,834	56,853	320,474	3,658	—	380,985	60,098	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	23,875	103,000	277,540	—	—	380,540	54,056	2012	2010	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	165,350	87,852	259,045	—	—	346,897	165,739	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,545	72,545	227,311	—	—	299,856	30,577	2014	2012	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	14,991	13,687	252,386	—	—	266,073	87,711	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	2,353	95,322	167,514	—	—	262,836	12,177	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	73,418	18,789	221,869	—	—	240,658	57,320	1985-1989	2011	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	59,019	30,627	195,892	—	—	226,519	102,634	1984/1986/2002	1999	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,259	40,933	151,637	—	—	192,570	14,637	2015	2013	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	4,907	—	188,448	—	—	188,448	46,780	2011	2008	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	8,136	95,066	76,509	—	—	171,575	15,146	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	43,255	20,108	145,876	—	—	165,984	66,230	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	32,839	27,135	113,997	—	—	141,132	22,530	1984	2004	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	11,473	35,382	95,783	—	—	131,165	40,499	1996	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	1,371	18,062	110,368	—	—	128,430	39,048	2003-2006	2007	(1)

Boston Properties, Inc. Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
One Freedom Square	Office	Reston, VA	—	9,929	84,504	32,618	11,293	115,758	—	—	127,051	50,313	2000	2003	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	89,514	8,662	115,142	—	—	123,804	66,009	1981/2006	2007	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	23,125	2010	2001	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	23,379	15,420	99,628	—	—	115,048	47,936	2001	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	25,111	16,179	91,580	—	—	107,759	44,626	1999	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	24,414	12,533	94,861	—	—	107,394	43,184	2001	2003	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	17,492	19,092	83,400	—	—	102,492	29,013	2000	2004	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	27,450	21,173	78,486	—	—	99,659	26,915	1981/1996/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	2,833	2,116	88,422	—	—	90,538	4,673	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	17,180	20,785	67,577	—	—	88,362	19,254	1983/1998/2013	2006	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	25,236	13,593	74,655	—	—	88,248	26,562	1992	2005	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	11,030	11,097	71,012	—	—	82,109	30,036	2003	1999	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	5,703	13,873	66,060	—	—	79,933	23,044	2008	2001	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	138	63,206	14,879	138	—	78,223	5,120	1979	2016	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	4,416	23,377	16,600	35,910	—	75,887	15,839	1981	2007	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	7,755	2013	2009	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	1,287	16,741	52,572	—	—	69,313	10,790	1987/2003	2011	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	14,907	—	68,256	—	—	68,256	19,775	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	6,236	10,148	56,080	—	—	66,228	26,769	1984	1998	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	4,157	6,510	55,099	—	—	61,609	23,652	2004	1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	10,673	16,813	34,991	—	—	51,804	21,140	1999	1997	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	32,691	3,880	43,227	3,882	4,583	46,406	—	—	50,989	25,940	2001	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	19,000	1,478	46,891	—	—	48,369	23,570	1985	1999	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	21,583	548	46,279	—	—	46,827	28,250	1987	1997	(1)
University Place	Office	Cambridge, MA	7,407	—	37,091	9,007	390	45,708	—	—	46,098	26,295	1985	1998	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	9,867	4,785	40,450	—	—	45,235	21,020	2001	1998	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	5,813	5,187	36,830	—	—	42,017	16,594	2001	2000	(1)
500 E Street	Office	Washington, DC	—	109	22,420	14,743	2,379	34,893	—	—	37,272	23,781	1987	1997	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	8,540	1,323	33,109	—	—	34,432	16,933	1999	1997	(1)
325 Main Street	Office	Cambridge, MA	—	174	12,200	11,963	965	23,372	—	—	24,337	12,852	1987/2013	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	8,214	2,395	20,061	—	—	22,456	13,493	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	18,219	1,264	19,379	—	—	20,643	13,404	1982	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	694	3,124	15,722	—	—	18,846	7,931	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	409	6,480	10,364	—	—	16,844	714	2015	2007	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	8,181	802	14,721	—	—	15,523	12,495	1985	1997	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	8,269	941	14,576	—	—	15,517	9,849	1985	1997	(1)

Boston Properties, Inc. Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	1,295	2015	2012	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,318	1,160	11,744	—	—	12,904	5,194	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	4,340	1,858	10,745	—	—	12,603	7,963	1990	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	8,381	425	11,456	—	—	11,881	8,211	1979	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	819	791	9,966	—	—	10,757	4,848	1997	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,997	659	7,552	—	—	8,211	5,510	1982	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	3,593	273	7,913	—	—	8,186	5,066	1983	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	3,375	601	7,422	—	—	8,023	5,644	1984	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,773	1,430	6,189	—	—	7,619	3,451	1987	1998	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	408	5,477	1,498	—	—	6,975	472	1977	2012	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	6,252	65	6,363	—	—	6,428	1,098	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	5,052	551	5,579	—	—	6,130	4,263	1986	1997	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	709	661	5,429	—	—	6,090	2,785	2002	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,655	406	5,136	—	—	5,542	3,965	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,596	774	4,029	—	—	4,803	2,909	1989	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,913	398	3,361	—	—	3,759	2,578	1984	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	938	93	3,553	—	—	3,646	2,570	1988	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,659	613	2,837	—	—	3,450	2,429	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	1,012	314	2,809	—	—	3,123	1,974	1968/1979/1987	1997	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	319	643	1,638	—	—	2,281	868	1982	1997	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	830	20,350	92,825	—	—	113,175	9,780	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,768	3,529	56,659	—	—	60,188	9,622	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	38,799	1,201	75,994	—	—	77,195	47,753	1986	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	7,448	103	42,380	—	—	42,483	10,779	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	1,621	1,434	17,140	—	—	18,574	5,181	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	2,283	1,579	13,500	—	—	15,079	9,209	1990	1997	(1)
Salesforce Tower	Development	San Francisco, CA	—	—	—	947,106	200,349	55,318	—	691,439	947,106	116	N/A	2013	N/A
Signature at Reston	Development	Reston, VA	—	—	—	203,650	—	—	—	203,650	203,650	—	N/A	2013	N/A
Proto Kendall Square	Development	Cambridge, MA	—	—	—	82,905	—	—	—	82,905	82,905	—	N/A	2015	N/A
145 Broadway	Development	Cambridge, MA	—	121	—	79,979	324	—	—	79,776	80,100	—	NA	1997	N/A
191 Spring Street	Development	Lexington, MA	—	2,850	27,166	35,174	3,151	46,288	—	15,751	65,190	19,034	1971/1995	1997	(1)

Boston Properties, Inc. Schedule III - Real Estate and Accumulated Depreciation December 31, 2017 (dollars in thousands)

Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
6595 Springfield Center Drive (TSA Headquarters)	Development	Springfield, VA	—		—	—	41,918	—	—	—		41,918	41,918	—	N/A	2007	N/A
MacArthur Station Residences	Development	Oakland, CA	—		—	—	37,644	—	—	—		37,644	37,644	—	N/A	N/A	N/A
20 CityPoint	Development	Waltham, MA	—		—	—	13,056	—	—	—		13,056	13,056	—	N/A	2007	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	29,419	—	—	29,419		—	29,419	—	N/A	1998	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	29,085	—	—	29,085		—	29,085	—	N/A	2006	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,684	—	—	19,684		—	19,684	—	N/A	2007	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	13,815	—	—	13,815		—	13,815	—	N/A	2006	N/A
Reston Gateway	Land	Reston, VA	—		—	—	13,730	—	—	13,730		—	13,730	—	N/A	1998	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,115	—	—	12,115		—	12,115	—	N/A	2007	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,836	—	—	8,836		—	8,836	—	N/A	2000	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	7,645	—	—	7,645		—	7,645	—	N/A	1998	N/A
2100 Pennsylvania Avenue	Land	Washington, DC	—		—	—	6,543	—	—	6,543		—	6,543	—	N/A	N/A	N/A
Fourth and Harrison	Land	San Francisco, CA	—		—	—	5,659	—	—	5,659		—	5,659	—	N/A	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		—	—	3,018	—	—	3,018		—	3,018	—	N/A	2007	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,367	—	—	2,367		—	2,367	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	2,207	—	—	2,207		—	2,207	—	N/A	N/A	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,194	—	—	1,194		—	1,194	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	39	—	—	39		—	39	—	N/A	2000	N/A

			$2,979,281	(2)	$4,762,002	$11,634,050	$4,662,662	$5,080,679	$14,503,772	$204,925	(3)	$1,269,338	$21,058,714	$4,566,570

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $37,928. Accumulated Depreciation does not include approximately $23,064 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $17.3 billion and $3.6 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes unamortized deferred financing costs totaling approximately $(34.7) million.

(3)	Includes pre-development costs.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2017, 2016 and 2015
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2017	2016	2015
Real Estate:
Balance at the beginning of the year	$20,114,576	$19,451,683	$19,208,417
Additions to/improvements of real estate	1,099,286	977,287	700,792
Assets sold/written-off	(155,148)	(314,394)	$(457,526)
Balance at the end of the year	$21,058,714	$20,114,576	$19,451,683
Accumulated Depreciation:
Balance at the beginning of the year	$4,201,891	$3,905,940	$3,529,978
Depreciation expense	497,059	560,024	486,450
Assets sold/written-off	(132,380)	(264,073)	(110,488)
Balance at the end of the year	$4,566,570	$4,201,891	$3,905,940

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule III—Real Estate and Accumulated Depreciation December 31, 2017 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,267,041	$1,796,252	$1,532,654	$135,559	$1,796,252	$1,668,213	$—	$—	$3,464,465	$222,981	1968	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	441,339	100,540	1,381,233	—	—	1,481,773	497,960	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	304,399	180,420	1,151,086	—	—	1,331,506	581,932	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	121,810	339,200	822,168	—	—	1,161,368	296,763	1961	2002	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	139,189	219,616	799,991	7,009	—	1,026,616	161,471	1976	2010	(1)
601 Lexington Avenue	Office	New York, NY	672,142	241,600	494,782	253,504	279,281	607,406	—	103,199	989,886	246,814	1977/1997	2001	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	43,296	285,263	646,463	—	—	931,726	72,058	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	79,035	131,067	514,989	—	—	646,056	97,630	1971-1975/2017	2012	(1)
Carnegie Center	Office	Princeton, NJ	—	107,997	389,359	140,642	104,617	530,527	2,854	—	637,998	224,256	1983-2016	1998/1999/2000/2007/2014/2017	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	49,071	159,694	435,228	—	—	594,922	182,850	2004	2000	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	17,473	63,988	472,010	—	—	535,998	101,525	2011	2007	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	17,834	56,853	320,474	3,658	—	380,985	60,098	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	23,875	103,000	277,540	—	—	380,540	54,056	2012	2010	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	138,108	81,040	238,615	—	—	319,655	159,586	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,545	72,545	227,311	—	—	299,856	30,577	2014	2012	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	14,655	13,603	252,134	—	—	265,737	87,651	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	2,341	95,310	167,514	—	—	262,824	12,177	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	73,418	18,789	221,869	—	—	240,658	57,320	1985-1989	2011	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	52,630	29,029	191,101	—	—	220,130	101,191	1984/1986/2002	1999	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,259	40,933	151,637	—	—	192,570	14,637	2015	2013	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	4,907	—	188,448	—	—	188,448	46,780	2011	2008	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	8,136	95,066	76,509	—	—	171,575	15,146	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	39,180	19,089	142,820	—	—	161,909	65,309	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	28,226	25,982	110,537	—	—	136,519	21,484	1984	2004	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	1,207	18,021	110,245	—	—	128,266	39,018	2003-2006	2007	(1)
1333 New Hampshire Avenue	Office	Washington, DC	—	34,032	85,660	6,079	34,032	91,739	—	—	125,771	39,279	1996	2003	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	26,981	9,883	111,531	—	—	121,414	49,037	2000	2003	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	23,125	2010	2001	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	79,383	6,128	107,545	—	—	113,673	63,717	1981/2006	2007	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	17,167	13,866	94,970	—	—	108,836	46,532	2001	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	20,693	15,074	88,267	—	—	103,341	43,627	1999	2000	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2017 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
Discovery Square	Office	Reston, VA	—	11,198	71,782	18,869	11,146	90,703	—	—	101,849	41,928	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	27,152	21,098	78,263	—	—	99,361	26,850	1981/1996/2013	2006	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	13,502	18,095	80,407	—	—	98,502	28,111	2000	2004	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	2,670	1,953	88,422	—	—	90,375	4,673	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	17,001	20,741	67,442	—	—	88,183	19,220	1983/1998/2013	2006	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	23,619	13,189	73,442	—	—	86,631	26,200	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	5,598	13,847	65,981	—	—	79,828	23,024	2008	2001	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	8,043	10,350	68,772	—	—	79,122	29,359	2003	1999	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	138	63,206	14,879	138	—	78,223	5,120	1979	2016	(1)
North First Business Park	Office	San Jose, CA	—	58,402	13,069	4,393	23,371	16,583	35,910	—	75,864	15,839	1981	2007	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	7,755	2013	2009	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	1,287	16,741	52,572	—	—	69,313	10,790	1987/2003	2011	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	14,907	—	68,256	—	—	68,256	19,775	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	3,625	9,496	54,121	—	—	63,617	26,178	1984	1998	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	412	5,574	52,290	—	—	57,864	22,801	2004	1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	8,012	16,148	32,995	—	—	49,143	20,538	1999	1997	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	32,691	3,880	43,227	1,072	3,880	44,299	—	—	48,179	25,304	2001	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	16,920	958	45,331	—	—	46,289	23,103	1985	1999	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	19,927	134	45,037	—	—	45,171	27,878	1987	1997	(1)
University Place	Office	Cambridge, MA	7,407	—	37,091	7,557	27	44,621	—	—	44,648	25,971	1985	1998	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	7,704	4,244	38,828	—	—	43,072	20,529	2001	1998	(1)
Quorum Office Park	Office	Chelmsford, MA	—	3,750	32,454	4,115	4,762	35,557	—	—	40,319	16,211	2001	2000	(1)
500 E Street	Office	Washington, DC	—	109	22,420	11,503	1,569	32,463	—	—	34,032	23,051	1987	1997	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	6,535	822	31,605	—	—	32,427	16,477	1999	1997	(1)
325 Main Street	Office	Cambridge, MA	—	174	12,200	11,192	772	22,794	—	—	23,566	12,675	1987/2013	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	6,108	1,868	18,482	—	—	20,350	13,015	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	17,455	1,073	18,806	—	—	19,879	13,235	1982	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	(405)	2,849	14,898	—	—	17,747	7,681	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	409	6,480	10,364	—	—	16,844	714	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	1,295	2015	2012	(1)
91 Hartwell Avenue	Office	Lexington, MA	—	784	6,464	7,642	784	14,106	—	—	14,890	9,705	1985	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,452	619	14,175	—	—	14,794	12,329	1985	1997	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,941	1,066	11,461	—	—	12,527	5,109	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,351	1,611	10,003	—	—	11,614	7,736	1990	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	7,744	266	10,978	—	—	11,244	8,067	1979	1997	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2017 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	314	665	9,587	—	—	10,252	4,732	1997	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	2,939	110	7,422	—	—	7,532	4,922	1983	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	3,304	486	7,032	—	—	7,518	5,354	1982	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,781	453	6,976	—	—	7,429	5,511	1984	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	1,359	1,327	5,878	—	—	7,205	3,354	1987	1998	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	408	5,477	1,498	—	—	6,975	472	1977	2012	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	6,095	26	6,245	—	—	6,271	1,062	1968	1997	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	497	608	5,270	—	—	5,878	2,737	2002	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,359	378	5,059	—	—	5,437	4,107	1986	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,122	273	4,736	—	—	5,009	3,845	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,245	686	3,766	—	—	4,452	2,826	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	757	47	3,418	—	—	3,465	2,532	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,530	303	3,073	—	—	3,376	2,494	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,346	535	2,602	—	—	3,137	2,357	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	426	168	2,369	—	—	2,537	1,840	1968/1979/1987	1997	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	117	592	1,487	—	—	2,079	819	1982	1997	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	830	20,350	92,825	—	—	113,175	9,780	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,768	3,529	56,659	—	—	60,188	9,622	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	35,908	478	73,826	—	—	74,304	47,101	1986	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	7,034	—	42,069	—	—	42,069	10,687	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	909	1,256	16,606	—	—	17,862	5,024	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	618	1,163	12,251	—	—	13,414	8,834	1990	1997	(1)
Salesforce Tower	Development	San Francisco, CA	—	—	—	947,106	200,349	55,318	—	691,439	947,106	116	N/A	2013	N/A
Signature at Reston	Development	Reston, VA	—	—	—	203,650	—	—	—	203,650	203,650	—	N/A	2013	N/A
Proto Kendall Square	Development	Cambridge, MA	—	—	—	82,905	—	—	—	82,905	82,905	—	N/A	2015	N/A
145 Broadway	Development	Cambridge, MA	—	121	—	79,776	121	—	—	79,776	79,897	—	NA	1997	N/A
191 Spring Street	Development	Lexington, MA	—	2,850	27,166	34,542	2,850	45,957	—	15,751	64,558	18,934	1971/1995	1997	(1)
6595 Springfield Center Drive (TSA Headquarters)	Development	Springfield, VA	—	—	—	41,918	—	—	—	41,918	41,918	—	N/A	2007	N/A

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2017 (dollars in thousands)

					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
MacArthur Station Residences	Development	Oakland, CA	—		—	—	37,644	—	—	—		37,644	37,644	—	N/A	N/A	N/A
20 CityPoint	Development	Waltham, MA	—		—	—	13,056	—	—	—		13,056	13,056	—	N/A	2007	N/A
Tower Oaks Master Plan	Land	Rockville, MD	—		—	—	29,419	—	—	29,419		—	29,419	—	N/A	1998	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	29,085	—	—	29,085		—	29,085	—	N/A	2006	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,684	—	—	19,684		—	19,684	—	N/A	2007	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	13,815	—	—	13,815		—	13,815	—	N/A	2006	N/A
Reston Gateway	Land	Reston, VA	—		—	—	13,730	—	—	13,730		—	13,730	—	N/A	1998	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,115	—	—	12,115		—	12,115	—	N/A	2007	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,836	—	—	8,836		—	8,836	—	N/A	2000	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	7,645	—	—	7,645		—	7,645	—	N/A	1998	N/A
2100 Pennsylvania Avenue	Land	Washington, DC	—		—	—	6,543	—	—	6,543		—	6,543	—	N/A	N/A	N/A
Fourth and Harrison	Land	San Francisco, CA	—		—	—	5,659	—	—	5,659		—	5,659	—	N/A	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		—	—	3,018	—	—	3,018		—	3,018	—	N/A	2007	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,367	—	—	2,367		—	2,367	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	2,207	—	—	2,207		—	2,207	—	N/A	N/A	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,194	—	—	1,194		—	1,194	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	39	—	—	39		—	39	—	N/A	2000	N/A

			$2,979,281	(2)	$4,762,002	$11,634,050	$4,251,184	$4,976,303	$14,196,670	$204,925	(3)	$1,269,338	$20,647,236	$4,473,895

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $37,928. Accumulated Depreciation does not include approximately $23,064 of accumulated depreciation related to Furniture, Fixtures and Equipment.
The aggregate cost and accumulated depreciation for tax purposes was approximately $19.3 billion and $4.1 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes unamortized deferred financing costs totaling approximately $(34.7) million.

(3)	Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2017, 2016 and 2015
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2017	2016	2015
Real Estate:
Balance at the beginning of the year	$19,701,185	$19,031,289	$18,786,572
Additions to/improvements of real estate	1,099,286	977,287	700,792
Assets sold/written-off	(153,235)	(307,391)	(456,075)
Balance at the end of the year	$20,647,236	$19,701,185	$19,031,289
Accumulated Depreciation:
Balance at the beginning of the year	$4,116,020	$3,826,862	$3,458,640
Depreciation expense	488,919	548,397	478,457
Assets sold/written-off	(131,044)	(259,239)	(110,235)
Balance at the end of the year	$4,473,895	$4,116,020	$3,826,862
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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

3.5	—	Third Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 19, 2016.)
3.6	—	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)
4.1	—	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)
4.2	—
Master Deposit Agreement among Boston Properties, Inc., Computershare Inc. and Computershare Trust Company, N.A., collectively, as depositary, and the holders from time to time of depositary shares as described therein, dated March 22, 2013. (Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form 8-A of Boston Properties, Inc. filed on March 22, 2013.)

4.3	—
Indenture, dated as of December 13, 2002, by and between Boston Properties Limited Partnership and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.1 to Boston Properties, Inc.’s Current Report on Form 8-K/A filed on December 13, 2002.)

4.4	—
Supplemental Indenture No. 8, dated as of October 9, 2009, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.875% Senior Note due 2019. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on October 9, 2009.)

4.5	—
Supplemental Indenture No. 9, dated as of April 19, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 5.625% Senior Note due 2020. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 19, 2010.)

4.6	—
Supplemental Indenture No. 10, dated as of November 18, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 4.125% Senior Note due 2021 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 18, 2010.)

4.7	—
Supplemental Indenture No. 12, dated as of June 11, 2012, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.85% Senior Note due 2023. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 11, 2012.)

4.8	—
Supplemental Indenture No. 13, dated as of April 11, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.125% Senior Note due 2023. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 11, 2013.)

4.9	—
Supplemental Indenture No. 14, dated as of June 27, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.800% Senior Note due 2024. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013.)

4.10	—
Supplemental Indenture No. 15, dated as of January 20, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.650% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on January 20, 2016.)

4.11	—
Supplemental Indenture No. 16, dated as of August 17, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.750% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on August 17, 2016.)

4.12	—
Supplemental Indenture No. 17, dated as of December 4, 2017, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.200% Senior Note due 2025. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on December 4, 2017.)

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

10.7		One Hundred Forty-Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership, dated as of December 15, 2017. (Filed herewith.)
10.8*	—	Boston Properties, Inc. 2012 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on March 30, 2012.)
10.9*	—	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)
10.10*	—
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

10.14*	—
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

10.21*	—
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

10.23*	—
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

10.26*	—
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.7 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.27*	—
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Bryan J. Koop. (Incorporated by reference to Exhibit 10.33 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.28*	—
Employment Agreement by and between Robert E. Pester and Boston Properties, Inc. dated as of December 16, 2002. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.29*	—
First Amendment to Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.9 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.30*	—
Second Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Robert E. Pester. (Incorporated by reference to Exhibit 10.40 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.31*	—
Employment Agreement by and between John F. Powers and Boston Properties, Inc. dated as of November 4, 2013. (Incorporated by reference to Exhibit 10.41 to Boston Properties, Inc.'s Annual Report on Form 10-K filed on February 28, 2014.)

10.32*	—	Employment Agreement by and between John F. Powers and Boston Properties, Inc. dated as of January 2, 2018. (Filed herewith.)
10.33*	—	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)
10.34*	—
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

10.37*	—
Boston Properties, Inc. Executive Severance Plan, dated as of July 30, 1998. (Incorporated by reference to Exhibit 10.20 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)

10.38*	—
First Amendment to the Boston Properties, Inc. Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.14 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.39*	—
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

10.43	—
Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.44*	—
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.45	—
Eighth Amended and Restated Credit Agreement, dated as of April 24, 2017, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 25, 2017.)

12.1	—	Statement re Computation of Ratios for Boston Properties, Inc. (Filed herewith.)

12.2	—	Statement re Computation of Ratios for Boston Properties Limited Partnership. (Filed herewith.)
21.1	—	Subsidiaries of Boston Properties, Inc. and Boston Properties Limited Partnership (Filed herewith.)
23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for Boston Properties, Inc. (Filed herewith.)
23.2	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for Boston Properties Limited Partnership. (Filed herewith.)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	—	Section 1350 Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.2	—	Section 1350 Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.3	—	Section 1350 Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.4	—	Section 1350 Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
101	—
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital, (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

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

BOSTON PROPERTIES, INC.

February 28, 2018	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

February 28, 2018

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

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
February 28, 2018	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 28, 2018

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