Form 10-Q
period 2018-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2018-05-08
CIK 1037540, 1043121

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018

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

Table of Content

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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	154,363,964
(Registrant)	(Class)	(Outstanding on May 2, 2018)

Table of Content

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of March 31, 2018, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

Table of Content

noncontrolling interests at BPLP’s level and limited partners of BPLP. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at BXP and BPLP levels.
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $314.3 million, or 1.9% at March 31, 2018 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
•Note 3. Real Estate;
•Note 7. Noncontrolling Interests;
•Note 8. Stockholders’ Equity / Partners’ Capital;
•Note 9. Earnings Per Share / Common Unit; and
•Note 11. Segment Information

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

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2018

Table of Content

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,278,298 and $7,172,718 at March 31, 2018 and December 31, 2017, respectively)	$21,316,644	$21,096,642
Less: accumulated depreciation (amounts related to VIEs of $(883,969) and $(854,172) at March 31, 2018 and December 31, 2017, respectively)	(4,674,838)	(4,589,634)
Total real estate	16,641,806	16,507,008
Cash and cash equivalents (amounts related to VIEs of $267,842 and $304,955 at March 31, 2018 and December 31, 2017, respectively)	294,571	434,767
Cash held in escrows (amounts related to VIEs of $6,141 and $6,135 at March 31, 2018 and December 31, 2017, respectively)	160,558	70,602
Investments in securities	29,353	29,161
Tenant and other receivables (amounts related to VIEs of $20,023 and $27,057 at March 31, 2018 and December 31, 2017, respectively)	73,401	92,186
Accrued rental income (amounts related to VIEs of $258,593 and $242,589 at March 31, 2018 and December 31, 2017, respectively)	888,907	861,575
Deferred charges, net (amounts related to VIEs of $272,475 and $281,678 at March 31, 2018 and December 31, 2017, respectively)	681,369	679,038
Prepaid expenses and other assets (amounts related to VIEs of $61,467 and $33,666 at March 31, 2018 and December 31, 2017, respectively)	147,256	77,971
Investments in unconsolidated joint ventures	666,718	619,925
Total assets	$19,583,939	$19,372,233
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,936,778 and $2,939,183 at March 31, 2018 and December 31, 2017, respectively)	$2,974,930	$2,979,281
Unsecured senior notes, net	7,249,383	7,247,330
Unsecured line of credit	115,000	45,000
Unsecured term loan	—	—
Accounts payable and accrued expenses (amounts related to VIEs of $126,300 and $106,683 at March 31, 2018 and December 31, 2017, respectively)	355,002	331,500
Dividends and distributions payable	139,218	139,040
Accrued interest payable (amounts related to VIEs of $6,897 and $6,907 at March 31, 2018 and December 31, 2017, respectively)	96,176	83,646
Other liabilities (amounts related to VIEs of $187,195 and $164,806 at March 31, 2018 and December 31, 2017, respectively)	470,140	443,980
Total liabilities	11,399,849	11,269,777
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at March 31, 2018 and December 31, 2017	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,441,203 and 154,404,186 issued and 154,362,303 and 154,325,286 outstanding at March 31, 2018 and December 31, 2017, respectively	1,544	1,543
Additional paid-in capital	6,384,147	6,377,908
Dividends in excess of earnings	(654,879)	(712,343)
Treasury common stock at cost, 78,900 shares at March 31, 2018 and December 31, 2017	(2,722)	(2,722)
Accumulated other comprehensive loss	(49,062)	(50,429)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,879,028	5,813,957
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	619,347	604,739
Property partnerships	1,685,715	1,683,760
Total equity	8,184,090	8,102,456
Total liabilities and equity	$19,583,939	$19,372,233
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$519,507	$503,562
Recoveries from tenants	95,118	89,164
Parking and other	26,134	25,610
Total rental revenue	640,759	618,336
Hotel revenue	9,102	7,420
Development and management services	8,405	6,472
Direct reimbursements of payroll and related costs from management services contracts	2,885	—
Total revenue	661,151	632,228
Expenses
Operating
Rental	240,329	228,287
Hotel	8,073	7,091
General and administrative	35,894	31,386
Payroll and related costs from management services contracts	2,885	—
Transaction costs	21	34
Depreciation and amortization	165,797	159,205
Total expenses	452,999	426,003
Operating income	208,152	206,225
Other income (expense)
Income from unconsolidated joint ventures	461	3,084
Interest and other income	1,648	614
Gains (losses) from investments in securities	(126)	1,042
Interest expense	(90,220)	(95,534)
Income before gains on sales of real estate	119,915	115,431
Gains on sales of real estate	96,397	133
Net income	216,312	115,564
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,234)	(4,424)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(20,432)	(11,432)
Net income attributable to Boston Properties, Inc.	178,646	99,708
Preferred dividends	(2,625)	(2,625)
Net income attributable to Boston Properties, Inc. common shareholders	$176,021	$97,083
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.14	$0.63
Weighted average number of common shares outstanding	154,385	153,860
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.14	$0.63
Weighted average number of common and common equivalent shares outstanding	154,705	154,214

Dividends per common share	$0.80	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)
Net income	$216,312	$115,564
Other comprehensive income:
Effective portion of interest rate contracts	—	180
Amortization of interest rate contracts (1)	1,666	1,306
Other comprehensive income	1,666	1,486
Comprehensive income	217,978	117,050
Net income attributable to noncontrolling interests	(37,666)	(15,856)
Other comprehensive income attributable to noncontrolling interests	(299)	(218)
Comprehensive income attributable to Boston Properties, Inc.	$180,013	$100,976
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2017	154,325	$1,543	$200,000	$6,377,908	$(712,343)	$(2,722)	$(50,429)	$2,288,499	$8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—	—	563	5,496
Redemption of operating partnership units to common stock	24	1	—	831	—	—	—	(832)	—
Allocated net income for the year	—	—	—	—	178,646	—	—	37,666	216,312
Dividends/distributions declared	—	—	—	—	(126,115)	—	—	(14,351)	(140,466)
Shares issued pursuant to stock purchase plan	3	—	—	429	—	—	—	—	429
Net activity from stock option and incentive plan	10	—	—	(185)	—	—	—	13,805	13,620
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	15,267	15,267
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(30,690)	(30,690)
Amortization of interest rate contracts	—	—	—	—	—	—	1,367	299	1,666
Reallocation of noncontrolling interest	—	—	—	5,164	—	—	—	(5,164)	—
Equity, March 31, 2018	154,362	$1,544	$200,000	$6,384,147	$(654,879)	$(2,722)	$(49,062)	$2,305,062	$8,184,090

Equity, December 31, 2016	153,790	$1,538	$200,000	$6,333,424	$(693,694)	$(2,722)	$(52,251)	$2,145,629	$7,931,924
Redemption of operating partnership units to common stock	23	—	—	793	—	—	—	(793)	—
Allocated net income for the year	—	—	—	—	99,708	—	—	15,856	115,564
Dividends/distributions declared	—	—	—	—	(118,012)	—	—	(13,653)	(131,665)
Shares issued pursuant to stock purchase plan	3	—	—	373	—	—	—	—	373
Net activity from stock option and incentive plan	33	—	—	996	—	—	—	11,285	12,281
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	(2,035)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	8,145	8,145
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(13,635)	(13,635)
Effective portion of interest rate contracts	—	—	—	—	—	—	97	83	180
Amortization of interest rate contracts	—	—	—	—	—	—	1,171	135	1,306
Reallocation of noncontrolling interest	—	—	—	4,384	—	—	—	(4,384)	—
Equity, March 31, 2017	153,849	$1,538	$200,000	$6,339,970	$(712,270)	$(2,722)	$(50,983)	$2,146,905	$7,922,438

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$216,312	$115,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,797	159,205
Non-cash compensation expense	14,772	10,802
Income from unconsolidated joint ventures	(461)	(3,084)
Distributions of net cash flow from operations of unconsolidated joint ventures	847	1,861
Losses (gains) from investments in securities	126	(1,042)
Non-cash portion of interest expense	5,299	(7,729)
Gains on sales of real estate	(96,397)	(133)
Change in assets and liabilities:
Tenant and other receivables, net	22,790	19,023
Accrued rental income, net	(26,319)	(9,158)
Prepaid expenses and other assets	(66,968)	(21,197)
Accounts payable and accrued expenses	(13,913)	(16,306)
Accrued interest payable	12,399	22,781
Other liabilities	23,089	(7,104)
Tenant leasing costs	(31,595)	(23,631)
Total adjustments	9,466	124,288
Net cash provided by operating activities	225,778	239,852
Cash flows from investing activities:
Construction in progress	(150,060)	(154,518)
Building and other capital improvements	(53,550)	(43,687)
Tenant improvements	(47,157)	(50,810)
Proceeds from sales of real estate	116,120	133
Capital contributions to unconsolidated joint ventures	(48,823)	(17,980)
Investments in securities, net	(318)	(961)
Net cash used in investing activities	(183,788)	(267,823)

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(5,333)	(5,038)
Borrowings on unsecured line of credit	260,000	175,000
Repayments of unsecured line of credit	(190,000)	(70,000)
Payments on capital lease obligations	(3)	(22)
Payments on real estate financing transactions	(444)	(480)
Deferred financing costs	(16)	—
Net proceeds from equity transactions	(723)	(183)
Dividends and distributions	(140,288)	(131,555)
Contributions from noncontrolling interests in property partnerships	15,267	8,145
Distributions to noncontrolling interests in property partnerships	(30,690)	(13,801)
Net cash used in financing activities	(92,230)	(37,934)
Net decrease in cash and cash equivalents and cash held in escrows	(50,240)	(65,905)
Cash and cash equivalents and cash held in escrows, beginning of period	505,369	420,088
Cash and cash equivalents and cash held in escrows, end of period	$455,129	$354,183

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$434,767	$356,914
Cash held in escrows, beginning of period	70,602	63,174
Cash and cash equivalents and cash held in escrows, beginning of period	$505,369	$420,088

Cash and cash equivalents, end of period	$294,571	$302,939
Cash held in escrows, end of period	160,558	51,244
Cash and cash equivalents and cash held in escrows, end of period	$455,129	$354,183

Supplemental disclosures:
Cash paid for interest	$89,412	$92,774
Interest capitalized	$17,378	$12,345
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(29,609)	$(49,292)
Additions to real estate included in accounts payable and accrued expenses	$35,245	$44,708
Dividends and distributions declared but not paid	$139,218	$130,418
Conversions of noncontrolling interests to stockholders’ equity	$832	$793
Issuance of restricted securities to employees	$36,433	$34,592

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,278,298 and $7,172,718 at March 31, 2018 and December 31, 2017, respectively)	$20,908,406	$20,685,164
Less: accumulated depreciation (amounts related to VIEs of $(883,969) and $(854,172) at March 31, 2018 and December 31, 2017, respectively)	(4,580,949)	(4,496,959)
Total real estate	16,327,457	16,188,205
Cash and cash equivalents (amounts related to VIEs of $267,842 and $304,955 at March 31, 2018 and December 31, 2017, respectively)	294,571	434,767
Cash held in escrows (amounts related to VIEs of $6,141 and $6,135 at March 31, 2018 and December 31, 2017, respectively)	160,558	70,602
Investments in securities	29,353	29,161
Tenant and other receivables (amounts related to VIEs of $20,023 and $27,057 at March 31, 2018 and December 31, 2017, respectively)	73,401	92,186
Accrued rental income (amounts related to VIEs of $258,593 and $242,589 at March 31, 2018 and December 31, 2017, respectively)	888,907	861,575
Deferred charges, net (amounts related to VIEs of $272,475 and $281,678 at March 31, 2018 and December 31, 2017, respectively)	681,369	679,038
Prepaid expenses and other assets (amounts related to VIEs of $61,467 and $33,666 at March 31, 2018 and December 31, 2017, respectively)	147,256	77,971
Investments in unconsolidated joint ventures	666,718	619,925
Total assets	$19,269,590	$19,053,430
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,936,778 and $2,939,183 at March 31, 2018 and December 31, 2017, respectively)	$2,974,930	$2,979,281
Unsecured senior notes, net	7,249,383	7,247,330
Unsecured line of credit	115,000	45,000
Unsecured term loan	—	—
Accounts payable and accrued expenses (amounts related to VIEs of $126,300 and $106,683 at March 31, 2018 and December 31, 2017, respectively)	355,002	331,500
Distributions payable	139,218	139,040
Accrued interest payable (amounts related to VIEs of $6,897 and $6,907 at March 31, 2018 and December 31, 2017, respectively)	96,176	83,646
Other liabilities (amounts related to VIEs of $187,195 and $164,806 at March 31, 2018 and December 31, 2017, respectively)	470,140	443,980
Total liabilities	11,399,849	11,269,777
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,804,390 and 16,810,378 common units and 1,022,287 and 818,343 long term incentive units outstanding at redemption value at March 31, 2018 and December 31, 2017, respectively	2,196,603	2,292,263
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at March 31, 2018 and December 31, 2017	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,721,890 and 1,719,540 general partner units and 152,640,413 and 152,605,746 limited partner units outstanding at March 31, 2018 and December 31, 2017, respectively	3,793,800	3,614,007
Noncontrolling interests in property partnerships	1,685,715	1,683,760
Total capital	5,673,138	5,491,390
Total liabilities and capital	$19,269,590	$19,053,430

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$519,507	$503,562
Recoveries from tenants	95,118	89,164
Parking and other	26,134	25,610
Total rental revenue	640,759	618,336
Hotel revenue	9,102	7,420
Development and management services	8,405	6,472
Direct reimbursements of payroll and related costs from management services contracts	2,885	—
Total revenue	661,151	632,228
Expenses
Operating
Rental	240,329	228,287
Hotel	8,073	7,091
General and administrative	35,894	31,386
Payroll and related costs from management services contracts	2,885	—
Transaction costs	21	34
Depreciation and amortization	163,853	157,058
Total expenses	451,055	423,856
Operating income	210,096	208,372
Other income (expense)
Income from unconsolidated joint ventures	461	3,084
Interest and other income	1,648	614
Gains (losses) from investments in securities	(126)	1,042
Interest expense	(90,220)	(95,534)
Income before gains on sales of real estate	121,859	117,578
Gains on sales of real estate	98,907	133
Net income	220,766	117,711
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,234)	(4,424)
Net income attributable to Boston Properties Limited Partnership	203,532	113,287
Preferred distributions	(2,625)	(2,625)
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,907	$110,662
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$1.17	$0.64
Weighted average number of common units outstanding	171,867	171,581
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$1.17	$0.64
Weighted average number of common and common equivalent units outstanding	172,187	171,935

Distributions per common unit	$0.80	$0.75
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2018	2017
	(in thousands)
Net income	$220,766	$117,711
Other comprehensive income:
Effective portion of interest rate contracts	—	180
Amortization of interest rate contracts (1)	1,666	1,306
Other comprehensive income	1,666	1,486
Comprehensive income	222,432	119,197
Comprehensive income attributable to noncontrolling interests	(17,378)	(4,496)
Comprehensive income attributable to Boston Properties Limited Partnership	$205,054	$114,701
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2017	$3,807,630
Cumulative effect of a change in accounting principle	4,933
Contributions	1,452
Net income allocable to general and limited partner units	183,100
Distributions	(126,115)
Other comprehensive income	1,367
Unearned compensation	(1,208)
Conversion of redeemable partnership units	832
Adjustment to reflect redeemable partnership units at redemption value	115,432
Balance at March 31, 2018	$3,987,423

Balance at December 31, 2016	$3,811,717
Contributions	4,491
Net income allocable to general and limited partner units	101,855
Distributions	(118,012)
Other comprehensive income	1,268
Cumulative effect of a change in accounting principle	(272)
Unearned compensation	(3,122)
Conversion of redeemable partnership units	793
Adjustment to reflect redeemable partnership units at redemption value	(126,416)
Balance at March 31, 2017	$3,672,302

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$220,766	$117,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,853	157,058
Non-cash compensation expense	14,772	10,802
Income from unconsolidated joint ventures	(461)	(3,084)
Distributions of net cash flow from operations of unconsolidated joint ventures	847	1,861
Losses (gains) from investments in securities	126	(1,042)
Non-cash portion of interest expense	5,299	(7,729)
Gains on sales of real estate	(98,907)	(133)
Change in assets and liabilities:
Tenant and other receivables, net	22,790	19,023
Accrued rental income, net	(26,319)	(9,158)
Prepaid expenses and other assets	(66,968)	(21,197)
Accounts payable and accrued expenses	(13,913)	(16,306)
Accrued interest payable	12,399	22,781
Other liabilities	23,089	(7,104)
Tenant leasing costs	(31,595)	(23,631)
Total adjustments	5,012	122,141
Net cash provided by operating activities	225,778	239,852
Cash flows from investing activities:
Construction in progress	(150,060)	(154,518)
Building and other capital improvements	(53,550)	(43,687)
Tenant improvements	(47,157)	(50,810)
Proceeds from sales of real estate	116,120	133
Capital contributions to unconsolidated joint ventures	(48,823)	(17,980)
Investments in securities, net	(318)	(961)
Net cash used in investing activities	(183,788)	(267,823)

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(5,333)	(5,038)
Borrowings on unsecured line of credit	260,000	175,000
Repayments of unsecured line of credit	(190,000)	(70,000)
Payments on capital lease obligations	(3)	(22)
Payments on real estate financing transaction	(444)	(480)
Deferred financing costs	(16)	—
Net proceeds from equity transactions	(723)	(183)
Distributions	(140,288)	(131,555)
Contributions from noncontrolling interests in property partnerships	15,267	8,145
Distributions to noncontrolling interests in property partnerships	(30,690)	(13,801)
Net cash used in financing activities	(92,230)	(37,934)
Net decrease in cash and cash equivalents and cash held in escrows	(50,240)	(65,905)
Cash and cash equivalents and cash held in escrows, beginning of period	505,369	420,088
Cash and cash equivalents and cash held in escrows, end of period	$455,129	$354,183

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$434,767	$356,914
Cash held in escrows, beginning of period	70,602	63,174
Cash and cash equivalents and cash held in escrows, beginning of period	$505,369	$420,088

Cash and cash equivalents, end of period	$294,571	$302,939
Cash held in escrows, end of period	160,558	51,244
Cash and cash equivalents and cash held in escrows, end of period	$455,129	$354,183

Supplemental disclosures:
Cash paid for interest	$89,412	$92,774
Interest capitalized	$17,378	$12,345
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(29,609)	$(49,292)
Additions to real estate included in accounts payable and accrued expenses	$35,245	$44,708
Distributions declared but not paid	$139,218	$130,418
Conversions of redeemable partnership units to partners’ capital	$832	$793
Issuance of restricted securities to employees	$36,433	$34,592

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at March 31, 2018 owned an approximate 89.6% (89.7% at December 31, 2017) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015, 2016, 2017 and 2018 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units expired on February 6, 2015, February 4, 2016, February 3, 2017 and February 4, 2018, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2016, 2017 and 2018 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units, the 2013 MYLTIP Units, the 2014 MYLTIP Units and the 2015 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2016, 2017 and 2018 MYLTIP Units. LTIP Units (including the 2012 OPP Units, the 2013 MYLTIP Units, the 2014 MYLTIP Units and the 2015 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 7, 8 and 10).
At March 31, 2018, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 8).
Properties
At March 31, 2018, the Company owned or had interests in a portfolio of 179 commercial real estate properties (the “Properties”) aggregating approximately 50.3 million net rentable square feet of primarily Class A office properties, including thirteen properties under construction/redevelopment totaling approximately 6.5 million net rentable square feet. At March 31, 2018, the Properties consisted of:

Table of Content

•	167 office properties (including nine properties under construction/redevelopment);

•	six residential properties (including four properties under construction);

•	five retail properties and

•	one hotel.
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2017.
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a Level 1 basis (as defined in Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures," the accounting standards for Fair Value Measurements and Disclosures) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable and mezzanine notes payable are categorized at a Level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and Boston Properties Limited Partnership's specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input.

Table of Content

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s mortgage notes payable, net, unsecured line of credit and unsecured senior notes, net and the Company’s corresponding estimate of fair value as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$2,974,930	$2,957,054	$2,979,281	$3,042,920
Unsecured senior notes, net	7,249,383	7,262,443	7,247,330	7,461,615
Unsecured line of credit	115,000	115,000	45,000	45,000
Total	$10,339,313	$10,334,497	$10,271,611	$10,549,535

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
Consolidated Variable Interest Entities
As of March 31, 2018, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. The VIEs own (1) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) Salesforce Tower, which was partially placed in-service on December 1, 2017.
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
New Accounting Pronouncements
New Accounting Pronouncements Adopted
Revenue from Contracts with Customers
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the

Table of Content

consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. The five-step analysis consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption was permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09 and notes that lease contracts with customers are a scope exception. ASU 2014-09 was effective for the Company for reporting periods beginning after December 15, 2017.
The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective approach. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements. The Company applied the guidance only to contracts that were not completed as of January 1, 2018. The Company does not have material contract assets and liabilities within the scope of ASC 606. The adoption of ASU 2014-09 resulted in a change to the timing pattern of revenue recognized, but not the total revenue recognized over time for certain of the Company’s development services contracts. As a result, the modified retrospective approach resulted in the Company recognizing on January 1, 2018 the cumulative effect of adopting ASU 2014-09 aggregating approximately $4.9 million to Dividends in Excess of Earnings of Boston Properties, Inc. and Partners’ Capital of Boston Properties Limited Partnership and approximately $0.6 million to Noncontrolling Interests - Common Units of Boston Properties, Inc. and Noncontrolling Interests - Redeemable Partnership Units of Boston Properties Limited Partnership on the corresponding Consolidated Balance Sheets.
The Company disaggregates its revenue by source within its Consolidated Statements of Operations. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing space to tenants at its properties. As a result, the majority of the Company’s revenue is accounted for pursuant to ASC 840 “Leases” (“ASC 840”) and is reflected within Base Rent in the Consolidated Statements of Operations. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recognized under the guidance within ASC 840 until the adoption of ASC 842 "Leases" in 2019 at which time it may fall within the guidance under ASC 606 pending a final determination from the FASB.
The Company also earns revenue from the following sources; parking and other revenue, hotel revenue and development and management services revenue.
Parking and other revenue is derived primarily from monthly and transient daily parking. In addition, the Company has certain lease arrangements for parking accounted for under the guidance in ASC 840. The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied, consistent with the Company’s previous accounting.
Hotel revenue is derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenue also falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied, consistent with the Company’s previous accounting.
Development and management services revenue is earned from unconsolidated joint venture entities and third party property owners. The Company determined that the performance obligations associated with its development services contracts are satisfied over time and that the Company would recognize its development services revenue under the output method evenly over time from the development commencement date through the substantial completion date of the development management services project due to the stand-ready nature of the contracts. Significant judgments impacting the amount and timing of revenue recognized from the Company's development services contracts include estimates of total development project costs from which the fees are typically derived and estimates of the period of time until substantial completion of the development project, the period of time over which the development services are required to be performed. As a result, the pattern of

Table of Content

revenue recognized over time under ASC 606 differs from the Company’s previous accounting. The Company recognizes development fees earned from unconsolidated joint venture projects equal to its cost plus profit to the extent of the third party partners’ ownership interest. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The revenue recognized under property management services contracts is recognized consistent with the Company's previous accounting.
ASU 2014-09 also updates the principal versus agent considerations and as a result the Company determined that amounts reimbursed for payroll and related costs received from unconsolidated joint venture entities and third party property owners in connection with management services contracts should be reflected on a gross basis instead of on a net basis as the Company has determined that it is the principal under these arrangements. During the three months ended March 31, 2018, the Company recognized approximately $2.9 million of expenses consisting of payroll and related costs from management services contracts and recognized corresponding revenue of approximately $2.9 million reflecting the direct reimbursements of such costs from the unconsolidated joint venture entities and third party property owners.
Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The areas addressed in the new guidance related to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 was effective for the Company for reporting periods beginning after December 15, 2017, with early adoption permitted (provided that all of the amendments are adopted in the same period), and was required to be applied retrospectively to all periods presented. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements. The adoption of ASU 2016-15 will result in the retrospective classification of debt prepayment costs as a component of financing activities instead of as a component of operating activities in the Company's Consolidated Statements of Cash Flows.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”). ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 also requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances are required to disclose the nature of the restrictions. ASU 2016-18 was effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements. The retrospective adoption of ASU 2016-18 resulted in a decrease to net cash provided by operating activities totaling approximately $6.7 million, an increase to net cash used in investing activities totaling approximately $5.2 million and a corresponding increase to the net decrease in cash and cash equivalents and cash held in escrows totaling approximately $11.9 million from amounts previously reported for the three months ended March 31, 2017. Cash held in escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. Cash held in escrows also include cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code in connection with sales of the Company’s properties.
Sales of Real Estate
In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 updates the definition of an “in substance nonfinancial asset” and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. The effective date and transition methods of ASU 2017-05 are aligned with ASU 2014-09 described above and were effective for the first interim period within annual reporting periods beginning

Table of Content

after December 15, 2017. The Company adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective approach. The adoption of ASU 2017-05 did not have a material impact on the Company's consolidated financial statements. See also Note 3.
Stock Compensation
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 is intended to provide clarity and reduce (1) diversity in practice, (2) cost and (3) complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. ASU 2017-09 was effective for public entities for fiscal years and interim periods beginning after December 15, 2017. The Company adopted ASU 2017-09 effective January 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 also makes certain targeted improvements to simplify the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements. As of March 31, 2018, the Company does not have any outstanding hedges, but continues to reclassify into earnings as an increase primarily to interest expense approximately $1.7 million per quarter relating to previously settled interest rate contracts.
New Accounting Pronouncements Issued but not yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective approach. The Company is in the process of evaluating whether it will elect to apply the practical expedients. The Company is in the process of adopting ASU 2016-02, with its project team compiling an inventory of its leases that will be impacted by the adoption of ASU 2016-02. The Company continues to assess the impact of adopting ASU 2016-02. However, the Company will account for operating leases under which it is the lessor on its balance sheet in a manner similar to its current accounting with the underlying leased asset recognized as real estate. In January 2018, the FASB issued a proposed ASU that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. If issued, this practical expedient will allow lessors to elect a combined single lease component presentation if (i) the timing and pattern of the revenue recognition of the combined single lease component is the same, and (ii) the related lease component and, the combined single lease component would be classified as an operating lease. If the practical expedient in the proposed ASU is issued, it could allow for tenant recoveries that qualify as non-lease components to be presented under a single lease component presentation. However, without the proposed practical expedient, tenant recoveries would be separated into lease and non-lease components. For leases in which the Company is the lessee, primarily consisting of ground leases, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense over the term of the lease. In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, the Company will no longer be able to capitalize legal costs and internal leasing wages and instead will be required to expense these and other non-incremental

Table of Content

costs as incurred. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842):  Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842.  An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for ASU 2018-01 are the same as the effective date and transition requirements in ASU 2016-02.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Land	$5,105,376	$5,080,679
Land held for future development (1)	204,506	204,925
Buildings and improvements	12,435,573	12,284,164
Tenant improvements	2,266,796	2,219,608
Furniture, fixtures and equipment	41,507	37,928
Construction in progress	1,262,886	1,269,338
Total	21,316,644	21,096,642
Less: Accumulated depreciation	(4,674,838)	(4,589,634)
	$16,641,806	$16,507,008
_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Land	$5,001,810	$4,976,303
Land held for future development (1)	204,506	204,925
Buildings and improvements	12,130,901	11,977,062
Tenant improvements	2,266,796	2,219,608
Furniture, fixtures and equipment	41,507	37,928
Construction in progress	1,262,886	1,269,338
Total	20,908,406	20,685,164
Less: Accumulated depreciation	(4,580,949)	(4,496,959)
	$16,327,457	$16,188,205
_______________

(1)	Includes pre-development costs.
Development
On January 24, 2018, the Company entered into a lease agreement with Leidos for a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space at the Company's 17Fifty Presidents Street development project located in Reston, Virginia. Concurrently with the execution of the lease, the Company commenced development of the project and expects the building to be completed and available for occupancy during the second quarter of 2020.
On January 31, 2018, the Company partially placed in-service its Signature at Reston development project comprised of 508 apartment units and retail space aggregating approximately 515,000 square feet located in Reston, Virginia.
On February 23, 2018, the Company entered into a lease agreement with Fannie Mae to lease approximately 850,000 net rentable square feet of Class A office space at the Company's Reston Gateway development project located in Reston, Virginia. The initial phase of the project will consist of approximately 1.1 million net rentable square feet. The Company expects to begin construction in the second half of 2018 upon receipt of all necessary approvals.

Table of Content

Dispositions
On January 9, 2018, the Company completed the sale of its 500 E Street, S.W. property located in Washington, DC for a net contract sale price of approximately $118.6 million. Net cash proceeds totaled approximately $116.1 million, resulting in a gain on sale of real estate totaling approximately $96.4 million for Boston Properties, Inc. and approximately $98.9 million for Boston Properties Limited Partnership. 500 E Street, S.W. is an approximately 262,000 net rentable square foot Class A office property. 500 E Street, S.W. contributed approximately $0.1 million of net income to the Company for the period from January 1, 2018 through January 8, 2018 and contributed approximately $1.6 million of net income to the Company for the three months ended March 31, 2017.
4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2018 and December 31, 2017:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			March 31, 2018	December 31, 2017
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(7,811)	$(8,258)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		3,372	3,339
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(13,262)	(13,811)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	39,340	39,710
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	17,974	18,381
540 Madison Venture LLC	540 Madison Avenue	60.0%		66,259	66,179
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(4,129)	(3,876)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,636	42,657
Podium Developer LLC	The Hub on Causeway	50.0%		67,883	67,120
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%	(6)	29,752	28,212
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		1,751	1,690
1265 Main Office JV LLC	1265 Main Street	50.0%		4,539	4,641
BNY Tower Holdings LLC	Dock 72 at the Brooklyn Navy Yard	50.0%		71,582	72,104
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		254,226	254,440
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%	(6)	67,404	21,452
				$641,516	$593,980
 _______________

(1)
Investments with deficit balances aggregating approximately $25.2 million and $25.9 million at March 31, 2018 and December 31, 2017, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

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

Table of Content

Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exceptions, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, the partners will be entitled to an additional promoted interest or payments.
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Real estate and development in process, net	$1,844,695	$1,768,996
Other assets	376,127	367,743
Total assets	$2,220,822	$2,136,739
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$1,471,762	$1,437,440
Other liabilities	95,597	99,215
Members’/Partners’ equity	653,463	600,084
Total liabilities and members’/partners’ equity	$2,220,822	$2,136,739
Company’s share of equity	$335,580	$286,495
Basis differentials (1)	305,936	307,485
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$641,516	$593,980
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At March 31, 2018 and December 31, 2017, there was an aggregate basis differential of approximately $321.1 million and $322.5 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $25.2 million and $25.9 million at March 31, 2018 and December 31, 2017, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

Table of Content

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2018	2017
	(in thousands)
Total revenue (1)	$56,486	$54,761
Expenses
Operating	22,849	22,079
Depreciation and amortization	14,725	14,309
Total expenses	37,574	36,388
Operating income	18,912	18,373
Other expense
Interest expense	14,424	9,300
Net income	$4,488	$9,073

Company’s share of net income	$1,826	$4,323
Basis differential (2)	(1,365)	(1,239)
Income from unconsolidated joint ventures	$461	$3,084
 _______________

(1)	Includes straight-line rent adjustments of approximately $1.8 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively.

(2)
Includes straight-line rent adjustments of approximately $0.7 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively.

5. Debt
Credit Facility
On April 24, 2017, Boston Properties Limited Partnership amended and restated its unsecured revolving credit agreement (as amended and restated, the "2017 Credit Facility"). Among other things, the 2017 Credit Facility (1) increased the total commitment of the revolving line of credit (the "Revolving Facility") from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the "Delayed Draw Facility") that permits Boston Properties Limited Partnership to draw until the first anniversary of the closing date (See Note 12). Based on Boston Properties Limited Partnership’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 82.5 basis points and 90 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.125% per annum. The Delayed Draw Facility has a fee on unused commitments equal to 0.15% per annum.
As of March 31, 2018, Boston Properties Limited Partnership had $115.0 million of borrowings and outstanding letters of credit totaling approximately $1.6 million outstanding under the 2017 Credit Facility, with the ability to borrow approximately $1.9 billion.
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

Table of Content

Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. From time to time, under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, the partners will be entitled to an additional promoted interest or payments. See also Note 7.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2018, the maximum funding obligation under the guarantee was approximately $171.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of March 31, 2018, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns a fee from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company's partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of March 31, 2018, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, 2015 and 2016, the Company received distributions of approximately $7.7 million, $8.1 million and $1.4 million, respectively. On May 19, 2017, the Company received a fifth interim distribution totaling approximately $0.4 million, leaving a remaining claim of approximately $27.6 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at March 31, 2018.
Insurance
The Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property

Table of Content

insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company's portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2018, the program trigger is $160 million and the coinsurance is 18%, however, both will increase in subsequent years pursuant to TRIA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2020, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance.
The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco and Los Angeles regions with a $240 million per occurrence limit, and a $240 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.
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

Table of Content

specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.
7. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2018, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,804,390 OP Units, 1,022,287 LTIP Units (including 118,067 2012 OPP Units, 85,042 2013 MYLTIP Units, 25,074 2014 MYLTIP Units and 28,771 2015 MYLTIP Units), 473,360 2016 MYLTIP Units, 400,000 2017 MYLTIP Units and 342,659 2018 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the three months ended March 31, 2018, 24,265 OP Units were presented by the holders for redemption (including 21,265 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At March 31, 2018, Boston Properties Limited Partnership had outstanding 473,360 2016 MYLTIP Units, 400,000 2017 MYLTIP Units and 342,659 2018 MYLTIP Units. Prior to the applicable measurement date (February 9, 2019 for 2016 MYLTIP Units, February 6, 2020 for 2017 MYLTIP Units and February 5, 2021 for the 2018 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units and, after the February 4, 2018 measurement date, the 2015 MYLTIP Units) and its distributions on the 2015 MYLTIP Units (prior to the February 4, 2018 measurement date), 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units (after the February 6, 2018 issuance date) paid in 2018:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 29, 2018	April 30, 2018	$0.80	$0.080
December 29, 2017	January 30, 2018	$0.80	$0.080
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at March 31, 2018 was approximately $2.2 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $123.22 per share on March 29, 2018.

Table of Content

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable partnership units of Boston Properties Limited Partnership for the three months ended March 31, 2018 and 2017 (in thousands):

Balance at December 31, 2017	$2,292,263
Contributions	34,258
Net income	20,432
Distributions	(14,351)
Conversion of redeemable partnership units	(832)
Unearned compensation	(20,453)
Cumulative effect of a change in accounting principle	563
Other comprehensive income	155
Adjustment to reflect redeemable partnership units at redemption value	(115,432)
Balance at March 31, 2018	$2,196,603

Balance at December 31, 2016	$2,262,040
Contributions	29,918
Net income	11,432
Distributions	(13,653)
Conversion of redeemable partnership units	(793)
Unearned compensation	(18,633)
Cumulative effect of a change in accounting principle	(1,763)
Other comprehensive income	146
Adjustment to reflect redeemable partnership units at redemption value	126,416
Balance at March 31, 2017	$2,395,110
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at March 31, 2018 and December 31, 2017, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the original venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company earns a preferred return equal to LIBOR plus 3.00% per annum and is payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of March 31, 2018, the Company had contributed an aggregate of approximately $17.2 million of preferred equity to the venture. Also, under the joint venture agreement, (a) from and after the stabilization date, the partner has the right to cause the Company to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, the Company has the right to acquire all (but not less than all) of the partner’s interest, in each case at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns are achieved the partner will be entitled to receive an additional promoted interest.  The term stabilization date is defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent.  The stabilization date is expected to occur in the second half of 2018.

Table of Content

The following table reflects the activity of the noncontrolling interests—property partnerships for the three months ended March 31, 2018 and 2017 (in thousands):

Balance at December 31, 2017	$1,683,760
Capital contributions	15,267
Net income	17,234
Accumulated other comprehensive income	144
Distributions	(30,690)
Balance at March 31, 2018	$1,685,715

Balance at December 31, 2016	$1,530,647
Capital contributions	8,145
Net income	4,424
Accumulated other comprehensive income	72
Distributions	(13,635)
Balance at March 31, 2017	$1,529,653

8. Stockholders’ Equity / Partners’ Capital
As of March 31, 2018, Boston Properties, Inc. had 154,362,303 shares of Common Stock outstanding.
As of March 31, 2018, Boston Properties, Inc. owned 1,721,890 general partnership units and 152,640,413 limited partnership units of Boston Properties Limited Partnership.
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
During the three months ended March 31, 2018, Boston Properties, Inc. issued 24,265 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2018:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 29, 2018	April 30, 2018	$0.80	$0.80
December 29, 2017	January 30, 2018	$0.80	$0.80
Preferred Stock
As of March 31, 2018, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.

Table of Content

The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2018:

Record Date	Payment Date	Dividend (Per Share)
May 4, 2018	May 15, 2018	$32.8125
February 2, 2018	February 15, 2018	$32.8125

9. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership, LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of Boston Properties, Inc. using the two-class method. Participating securities are included in the computation of diluted EPS of Boston Properties, Inc. using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units required, and the 2016-2018 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties, Inc. excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for the Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$176,021	154,385	$1.14
Allocation of undistributed earnings to participating securities	(127)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$175,894	154,385	$1.14
Effect of Dilutive Securities:
Stock Based Compensation	—	320	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$175,894	154,705	$1.14

Table of Content

	Three months ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	153,860	$0.63
Effect of Dilutive Securities:
Stock Based Compensation	—	354	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	154,214	$0.63

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units required, and the 2016-2018 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,482,000 and 17,721,000 redeemable common units for the three months ended March 31, 2018 and 2017, respectively.

	Three months ended March 31, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,907	171,867	$1.17
Allocation of undistributed earnings to participating securities	(141)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,766	171,867	$1.17
Effect of Dilutive Securities:
Stock Based Compensation	—	320	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,766	172,187	$1.17

Table of Content

	Three months ended March 31, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$110,662	171,581	$0.64
Effect of Dilutive Securities:
Stock Based Compensation	—	354	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$110,662	171,935	$0.64
10. Stock Option and Incentive Plan
On February 6, 2018, Boston Properties, Inc.’s Compensation Committee approved the 2018 MYLTIP awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2018 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the Nareit Office Index adjusted to include Vornado Realty Trust (50% weight). Earned awards will range from zero to a maximum of approximately $32.3 million depending on Boston Properties, Inc.’s TSR relative to the two indices, with a target of approximately $16.2 million and linear interpolation between zero and maximum. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of relatively simple modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is less than 0% and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is more than 12% even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards.
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
During the three months ended March 31, 2018, Boston Properties, Inc. issued 18,226 shares of restricted common stock and Boston Properties Limited Partnership issued 195,546 LTIP Units and 342,659 2018 MYLTIP Units to employees under the 2012 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2018 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the three months ended March 31, 2018 were valued at approximately $2.2 million ($118.98 per share weighted-average). The LTIP Units

Table of Content

granted were valued at approximately $21.5 million (approximately $109.88 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.63% and an expected price volatility of 27.0%. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units was approximately $14.2 million and $10.3 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was (1) an aggregate of approximately $36.5 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2015 MYLTIP Units and (2) an aggregate of approximately $26.0 million of unrecognized compensation expense related to unvested 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.8 years.
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three months ended March 31, 2018 and 2017.
Boston Properties, Inc.

	Three months ended March 31,
	2018	2017
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$176,021	$97,083
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of Boston Properties Limited Partnership	20,432	11,432
Noncontrolling interests in property partnerships	17,234	4,424
Interest expense	90,220	95,534
Losses (gains) from investments in securities	126	(1,042)
Depreciation and amortization expense	165,797	159,205
Transaction costs	21	34
Payroll and related costs from management services contracts	2,885	—
General and administrative expense	35,894	31,386
Less:
Gains on sales of real estate	96,397	133
Interest and other income	1,648	614
Income from unconsolidated joint ventures	461	3,084
Direct reimbursements of payroll and related costs from management services contracts	2,885	—
Development and management services revenue	8,405	6,472
Net Operating Income	$401,459	$390,378

Table of Content

Boston Properties Limited Partnership

	Three months ended March 31,
	2018	2017
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,907	$110,662
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	17,234	4,424
Interest expense	90,220	95,534
Losses (gains) from investments in securities	126	(1,042)
Depreciation and amortization expense	163,853	157,058
Transaction costs	21	34
Payroll and related costs from management services contracts	2,885	—
General and administrative expense	35,894	31,386
Less:
Gains on sales of real estate	98,907	133
Interest and other income	1,648	614
Income from unconsolidated joint ventures	461	3,084
Direct reimbursements of payroll and related costs from management services contracts	2,885	—
Development and management services revenue	8,405	6,472
Net Operating Income	$401,459	$390,378
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses (gains) from investments in securities, depreciation and amortization expense, transaction costs, payroll and related costs from management service contracts and corporate general and administrative expense less (2) gains on sales of real estate, interest and other income, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding the Company's results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses (gains) from investments in securities, depreciation and amortization expense, transactions costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains on sales of real estate, interest and other income, income from unconsolidated joint ventures, direct reimbursements of payroll and related

Table of Content

costs from management services contracts and development and management services revenue are not included in NOI as internal reporting addresses these items on a corporate level.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Office, Residential and Hotel.
Information by geographic area and property type (dollars in thousands):
For the three months ended March 31, 2018:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$204,997	$242,398	$89,893	$99,312	$636,600
Residential	1,152	—	—	3,007	4,159
Hotel	9,102	—	—	—	9,102
Total	215,251	242,398	89,893	102,319	649,861
% of Grand Totals	33.12%	37.31%	13.83%	15.74%	100.00%
Rental Expenses:
Office	80,324	93,762	27,628	36,343	238,057
Residential	514	—	—	1,758	2,272
Hotel	8,073	—	—	—	8,073
Total	88,911	93,762	27,628	38,101	248,402
% of Grand Totals	35.79%	37.75%	11.12%	15.34%	100.00%
Net operating income	$126,340	$148,636	$62,265	$64,218	$401,459
% of Grand Totals	31.47%	37.02%	15.51%	16.00%	100.00%
For the three months ended March 31, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$185,436	$241,570	$84,641	$102,733	$614,380
Residential	1,139	—	—	2,817	3,956
Hotel	7,420	—	—	—	7,420
Total	193,995	241,570	84,641	105,550	625,756
% of Grand Totals	31.00%	38.60%	13.53%	16.87%	100.00%
Rental Expenses:
Office	75,256	91,684	24,474	35,322	226,736
Residential	495	—	—	1,056	1,551
Hotel	7,091	—	—	—	7,091
Total	82,842	91,684	24,474	36,378	235,378
% of Grand Totals	35.19%	38.95%	10.40%	15.46%	100.00%
Net operating income	$111,153	$149,886	$60,167	$69,172	$390,378
% of Grand Totals	28.47%	38.40%	15.41%	17.72%	100.00%
12. Subsequent Events
On April 19, 2018, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $180.0 million collateralized by its Hub on Causeway - Residential development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.  The joint venture has not yet drawn any funds under the loan. The Hub on Causeway - Residential is an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.

Table of Content

On April 23, 2018, the Company entered into an agreement to acquire Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a net purchase price of approximately $616.0 million. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining, including renewal periods. The ground lease provides the Company with the right to purchase the land underlying the properties subject to the ground lease in 2028 with subsequent purchase rights every 15 years. The closing is subject to customary closing conditions and termination rights for transactions of this type. There can be no assurance that the acquisition will be completed on the terms currently contemplated, or at all.
On April 24, 2018, Boston Properties Limited Partnership exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility totaling $500.0 million bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on Boston Properties Limited Partnership's current credit rating and matures on April 24, 2022.
On April 27, 2018, a joint venture in which the Company has a 60% interest refinanced the mortgage loan collateralized by its 540 Madison Avenue property located in New York City totaling $120.0 million.  The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.10% per annum and matures on June 5, 2023.  The previous mortgage loan bore interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on June 5, 2018.  540 Madison Avenue is an approximately 284,000 net rentable square foot Class A office property.

Table of Content

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

Table of Content

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

Table of Content

Outlook
A combination of general macroeconomic factors, specific circumstances and trends in our particular markets and the continued success of our development and leasing efforts leaves us optimistic for our industry generally and our company in particular. The outlook for 2018 GDP remains positive with growth projected by the Federal Reserve to reach approximately 2.7%. Job creation remains steady as the United States economy created approximately 605,000 jobs in the first quarter of 2018 and the unemployment rate remains stable at approximately 4.1%. As a result of the Federal Reserve increasing short-term interest rates, combined with an increasing United States fiscal deficit, the 10-year United States Treasury rate has increased approximately 50 basis points so far this year. Though we expect additional interest rate increases by the Federal Reserve in 2018, global rates and inflation continue to be low, therefore, we anticipate modest increases in long-term United States interest rates and expect reasonably healthy operating and financial market conditions to continue.
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
The overall occupancy of our in-service properties decreased modestly to 90.5% at March 31, 2018 from 90.7% at December 31, 2017. During the first quarter, we signed leases across our portfolio totaling approximately 2.1 million square feet, which is greater than our most recent 10-year historical quarterly average of 1.4 million square feet, and commenced revenue recognition on approximately 1.2 million square feet of leases in second-generation space. Of these second-generation leases, approximately 1.0 million square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 12.9%. Across our portfolio we continue to experience increases in construction costs, which generally results in increased tenant allowances and costs to build out tenant spaces.
Our investment strategy remains mostly unchanged. Other than possible acquisitions of "value-add" assets, that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy, we intend to continue to invest primarily in higher yielding new development opportunities with significant pre-leasing commitments, rather than lower yielding acquisitions of stabilized assets for which demand and pricing remain strong.
Consistent with this strategy, on April 23, 2018, we entered into an agreement to acquire Santa Monica Business Park, an approximately 1.2 million net rentable square foot office park located in Santa Monica, California for a net purchase price of approximately $616.0 million, where we expect our return on investment to increase due to expiration of free rents, and rolling leases up to market rents over the next few years. In addition, we (1) commenced development on an approximately 276,000 net rentable square foot build-to-suit project located in Reston, Virginia with 100% of the office space pre-leased to Leidos and (2) entered into a lease with Fannie Mae for approximately 850,000 square feet of our planned 1.1 million net rentable square foot Reston Gateway office development in Reston, Virginia, for which construction is expected to commence in the second half of 2018.
As of March 31, 2018, our development pipeline consisted of thirteen construction/redevelopment projects that, when completed, we expect will total approximately 6.5 million net rentable square feet. Our share of the total budgeted cost for these projects is approximately $3.5 billion, of which approximately $1.4 billion of equity remains to be invested as of March 31, 2018. As of May 2, 2018, approximately 83% of the commercial space in these development projects is pre-leased.

Table of Content

The same factors that create challenges to acquire assets present opportunities for us to continue to review our portfolio to identify properties as potential sale candidates because they may no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. For example, during the first quarter of 2018, we completed the sale of 500 E Street, S.W. located in Washington, DC for a gross price of $127.6 million, after adjusting for the assumption of outstanding lease-related costs. Net cash proceeds totaled approximately $116.1 million, resulting in a gain on sale of real estate totaling approximately $96.4 million for BXP and approximately $98.9 million for BPLP. 500 E Street, S.W. is an approximately 262,000 net rentable square foot Class A office property. The property is 100% leased with 21% expected to vacate in February 2019.
We expect to continue to sell a modest number of non-core assets in 2018, subject to market conditions.
A brief overview of each of our markets follows.
Boston
The greater Boston region leasing market continues to improve. During the first quarter of 2018, we completed 33 lease transactions totaling over 400,000 square feet, increasing our occupancy by 0.7% to 94.8% as of March 31, 2018 from 94.1% as of December 31, 2017. In addition, in April 2018, we signed a lease with a retail tenant for approximately 30,000 square feet increasing the space committed at The Hub on Causeway - Podium development project to 88% as of May 2, 2018 from 80% as of February 22, 2018. The Boston central business district ("CBD") submarket continues to be driven by lease expiration demand from traditional financial and professional services tenants and a strong flow of new technology companies moving into the CBD.
Our approximately 1.6 million square foot in-service office portfolio in Cambridge is dominated by large users, is nearly 100% occupied and continues to generate strong rental rates. For example, in January 2018, we re-leased approximately 90,000 square feet to a tenant generating initial net rents that are approximately 122% greater than the prior lease. We are also actively working to meet tenant demand through increasing density and redevelopment. For example, our 98% pre-leased, 145 Broadway development project is the result of obtaining rights to demolish an approximately 80,000 square foot 1980s vintage office building and constructing a 485,000 square foot modern Class A office building for a major technology company. We are currently in discussions with a tenant to expand within Kendall Center, replacing an existing 115,000 net rentable square foot building with a 400,000 net rentable square foot modern Class A office building.
Our suburban Waltham/Lexington submarket continues to strengthen due to increased demand from the organic growth of our existing tenant base and other tenants in the market seeking space to accommodate their expanding workforces. We are in lease negotiations with a tenant to lease 100% of our recently completed Reservoir Place North redevelopment property in Waltham and we are working with an expanding tenant at our 20 CityPoint development project in Waltham.
Los Angeles
As of March 31, 2018, our Colorado Center joint venture asset in Santa Monica, California is approximately 92.6% leased, including leases with future commencement dates. Our approach to property management, leasing and commitment to invest capital has transformed this asset, which was 66% leased when we acquired it in July 2016, into a top-tier property in the marketplace.
The strength of the Santa Monica market, as evidenced by our experience at Colorado Center, affirmed our reasons for entering the market and gave us confidence to move forward with our plan to grow this region. As a result, on April 23, 2018, we entered into an agreement to acquire Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a net purchase price of approximately $616.0 million. Santa Monica Business Park is a 47-acre office park that contains 21 buildings and approximately 1.2 million net rentable square feet. As of April 23, 2018, including leases with future commencement dates, the property is 94% leased. In addition, the majority of the leases are below-market providing the opportunity for future growth.
We will continue to explore opportunities to increase our presence in the Los Angeles market by seeking investments similar to Colorado Center and Santa Monica Business Park, where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.

Table of Content

New York
Our overall expectations for the midtown Manhattan office market have improved as a result of a large financial institution's commitment to remain and expand on Park Avenue, as well as its need to lease additional space during construction of their new headquarters building. This decision changed the supply-demand characteristics for office space in the Park Avenue and Midtown East submarkets. We benefited by completing almost 190,000 square feet of leases during the first quarter of 2018. In addition, we have strong activity for the available space at 399 Park Avenue and are actively negotiating a lease for all the office space at One Five Nine East 53rd Street. However, we do not expect revenue from the majority of these leases to begin until late 2019.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the United States. We continue to benefit from this strength as evidenced by the delivery of our 1.4 million square foot Salesforce Tower at 98% leased, as of May 2, 2018, with tenant discussions ongoing for the only remaining full floor. In addition, approximately 250,000 square feet of second generation leases in our San Francisco and Silicon Valley portfolios commenced during the first quarter of 2018.
Washington, DC
Our focus in the Washington, DC region has centered around (1) matching development sites with tenants to begin development with significant pre-leasing commitments, (2) Reston, Virginia and (3) market conditions in the Washington CBD. In 2017, we committed to developing an aggregate of 1.8 million square feet of new office space pursuant to leases signed with a major law firm at 2100 Pennsylvania Avenue in Washington, DC, the TSA for its new headquarters in Springfield, Virginia and Marriott International, Inc. for its new headquarters and hotel in Bethesda, Maryland. During the first quarter of 2018, we committed to approximately 1.4 million square feet of new developments at 17Fifty Presidents Street, in Reston Town Center, which is 100% pre-leased to Leidos, and the new Fannie Mae headquarters, which is approximately 85% pre-leased, at our Reston Gateway development project. In total, these five development projects aggregated approximately 3.2 million square feet of development for a total budget of approximately $1.7 billion (our share) and are approximately 87% pre-leased, at March 31, 2018.
Our Reston, Virginia portfolio is 95% leased, at March 31, 2018, and continues to see strong tenant demand. We recently signed extensions and expansions with two technology tenants for approximately 112,000 square feet and are negotiating another renewal and expansion of approximately 160,000 square feet. In the aggregate, if completed, these deals will represent an approximately 30% increase in square footage leased by these tenants.
Overall market conditions in the Washington CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive primarily because there has been a significant increase in supply without a corresponding increase in demand. However, it is unclear at this time how the Federal omnibus spending bill, which includes billions of dollars of increases to non-defense spending, will translate into new job creation and increased tenant demand.

Table of Content

The table below details the leasing activity during the three months ended March 31, 2018:

Three months ended March 31, 2018
(Square Feet)
Vacant space available at the beginning of the period	4,039,528
Properties placed (and partially placed) in-service	144,706
Leases expiring or terminated during the period	1,272,804
Total space available for lease	5,457,038
1st generation leases	171,384
2nd generation leases with new tenants	603,623
2nd generation lease renewals	618,474
Total space leased (1)	1,393,481
Vacant space available for lease at the end of the period	4,063,557

Leases executed during the period, in square feet (2)	2,124,620

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,222,097
Weighted Average Lease Term	95 months
Weighted Average Free Rent Period	121 days
Total Transaction Costs Per Square Foot (4)	$71.27
Increase in Gross Rents (5)	8.60%
Increase in Net Rents (6)	12.89%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2018.

(2)
Represents leases executed during the three months ended March 31, 2018 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three months ended March 31, 2018 is 374,084.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,222,097 square feet of second generation leases that commenced during the three months ended March 31, 2018, leases for 922,711 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 956,451 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2018; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 956,451 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2018; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Table of Content

Transactions during the three months ended March 31, 2018 included the following:
Development activities

•
On January 24, 2018, we entered into a lease agreement with Leidos for a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space at our 17Fifty Presidents Street development project located in Reston, Virginia. Concurrently with the execution of the lease, we commenced development of the project and expect the building to be completed and available for occupancy during the second quarter of 2020.

•
On January 31, 2018, we partially placed in-service our Signature at Reston development project comprised of 508 apartment units and retail space aggregating approximately 515,000 square feet located in Reston, Virginia. As of May 2, 2018, this property was 18% leased.

•
On February 23, 2018, we entered into a lease agreement with Fannie Mae to lease approximately 850,000 square feet of Class A office space at our Reston Gateway development project located in Reston, Virginia. The initial phase of the project will consist of approximately 1.1 million net rentable square feet. As of May 2, 2018, the office space is approximately 85% leased. We expect to begin construction in the second half of 2018 upon receipt of all necessary approvals.

Acquisition and disposition activities

•
On January 9, 2018, we completed the sale of our 500 E Street, S.W. property located in Washington, DC for a net contract sale price of approximately $118.6 million. Net cash proceeds totaled approximately $116.1 million, resulting in a gain on sale of real estate totaling approximately $96.4 million for BXP and approximately $98.9 million for BPLP. 500 E Street, S.W. is an approximately 262,000 net rentable square foot Class A office property. The property is 100% leased with 21% expecting to vacate in February 2019.

Transactions completed subsequent to March 31, 2018 including the following:

•
On April 19, 2018, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $180.0 million collateralized by its Hub on Causeway - Residential development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.  The joint venture has not yet drawn any funds under the loan. The Hub on Causeway - Residential is an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.

•
On April 23, 2018, we entered into an agreement to acquire Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a net purchase price of approximately $616.0 million. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining including renewal periods. The ground lease provides us with the right to purchase the land underlying the properties subject to the ground lease in 2028 with subsequent purchase rights every 15 years. The property is 94% leased, including leases with future commencement dates. The closing is subject to customary closing conditions and termination rights for transactions of this type. There can be no assurance that the acquisition will be completed on the terms currently contemplated, or at all.

•
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its unsecured delayed draw term loan facility (the "Delayed Draw Facility"). The Delayed Draw Facility totaling $500.0 million bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP's current credit rating and matures on April 24, 2022.

•
On April 27, 2018, a joint venture in which we have a 60% interest refinanced the mortgage loan collateralized by its 540 Madison Avenue property located in New York City totaling $120.0 million.  The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.10% per annum and matures on June 5, 2023.  The previous mortgage loan bore interest at a variable rate equal to LIBOR plus 1.50% per annum and was scheduled to mature on June 5, 2018.  540 Madison Avenue is an approximately 284,000 net rentable square foot Class A office property.

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
Our Annual Report on Form 10-K for the year ended December 31, 2017 contains a discussion of our critical accounting policies, except for our policies established following the adoption of each of ASU 2014-09, ASU 2016-15, ASU 2016-18, ASU 2017-05, ASU 2017-09 and ASU 2017-12. The adoption of each of the above pronouncements is discussed in Note 2 to our Consolidated Financial Statements. Management discusses and reviews our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.

Table of Content

Results of Operations for the Three Months Ended March 31, 2018 and 2017
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $78.9 million and $90.2 million for the three months ended March 31, 2018 compared to 2017, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to net operating income and net income attributable to Boston Properties Limited Partnership common unitholders to net operating income for the three months ended March 31, 2018 and 2017 (in thousands):

Boston Properties, Inc.

	Three months ended March 31,
	2018	2017	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$176,021	$97,083	$78,938	81.31%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	178,646	99,708	78,938	79.17%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	20,432	11,432	9,000	78.73%
Noncontrolling interests in property partnerships	17,234	4,424	12,810	289.56%
Net Income	216,312	115,564	100,748	87.18%
Gains on sales of real estate	96,397	133	96,264	72,378.95%
Income Before Gains on Sales of Real Estate	119,915	115,431	4,484	3.88%
Other Expenses:
Add:
Interest expense	90,220	95,534	(5,314)	(5.56)%
Losses (gains) from investments in securities	126	(1,042)	1,168	112.09%
Other Income:
Less:
Interest and other income	1,648	614	1,034	168.40%
Income from unconsolidated joint ventures	461	3,084	(2,623)	(85.05)%
Operating Income	208,152	206,225	1,927	0.93%
Other Expenses:
Add:
Depreciation and amortization expense	165,797	159,205	6,592	4.14%
Transaction costs	21	34	(13)	(38.24)%
Payroll and related costs from management services contracts	2,885	—	2,885	100.00%
General and administrative expense	35,894	31,386	4,508	14.36%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,885	—	2,885	100.00%
Development and management services revenue	8,405	6,472	1,933	29.87%
Net Operating Income	$401,459	$390,378	$11,081	2.84%

Table of Content

Boston Properties Limited Partnership

	Three months ended March 31,
	2018	2017	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$200,907	$110,662	$90,245	81.55%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	203,532	113,287	90,245	79.66%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	17,234	4,424	12,810	289.56%
Net Income	220,766	117,711	103,055	87.55%
Gains on sales of real estate	98,907	133	98,774	74,266.17%
Income Before Gains on Sales of Real Estate	121,859	117,578	4,281	3.64%
Other Expenses:
Add:
Interest expense	90,220	95,534	(5,314)	(5.56)%
Losses (gains) from investments in securities	126	(1,042)	1,168	112.09%
Other Income:
Less:
Interest and other income	1,648	614	1,034	168.40%
Income from unconsolidated joint ventures	461	3,084	(2,623)	(85.05)%
Operating Income	210,096	208,372	1,724	0.83%
Other Expenses:
Add:
Depreciation and amortization expense	163,853	157,058	6,795	4.33%
Transaction costs	21	34	(13)	(38.24)%
Payroll and related costs from management services contracts	2,885	—	2,885	100.00%
General and administrative expense	35,894	31,386	4,508	14.36%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,885	—	2,885	100.00%
Development and management services revenue	8,405	6,472	1,933	29.87%
Net Operating Income	$401,459	$390,378	$11,081	2.84%

At March 31, 2018 and March 31, 2017, we owned or had interests in a portfolio of 179 and 174 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete picture of our performance. Therefore, the comparison of operating results for the three months ended March 31, 2018 and 2017 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Table of Content

Property Portfolio. The Same Property Portfolio therefore excludes properties placed in-service, acquired or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses (gains) from investments in securities, depreciation and amortization expense, transaction costs, payroll and related costs from management service contracts and corporate general and administrative expense less (2) gains on sales of real estate, interest and other income, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 147 properties totaling approximately 39.3 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2017 and owned and in-service through March 31, 2018. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2017 or disposed of on or prior to March 31, 2018. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2018 and 2017 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2018	2017	Increase/ (Decrease)	% Change	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$622,063	$602,426	$19,637	3.26%	$11,357	$2,835	$689	$—	$858	$1,749	$270	$3,453	$635,237	$610,463	$24,774	4.06%
Termination Income	1,357	5,389	(4,032)	(74.82)%	—	—	—	—	5	(1,472)	—	—	1,362	3,917	(2,555)	(65.23)%
Total Rental Revenue	623,420	607,815	15,605	2.57%	11,357	2,835	689	—	863	277	270	3,453	636,599	614,380	22,219	3.62%
Real Estate Operating Expenses	232,092	220,911	11,181	5.06%	5,098	1,102	343	—	394	3,227	129	1,496	238,056	226,736	11,320	4.99%
Net Operating Income (Loss), excluding residential and hotel	391,328	386,904	4,424	1.14%	6,259	1,733	346	—	469	(2,950)	141	1,957	398,543	387,644	10,899	2.81%
Residential Net Operating Income (Loss) (1)	2,492	2,405	87	3.62%	(605)	—	—	—	—	—	—	—	1,887	2,405	(518)	(21.54)%
Hotel Net Operating Income (1)	1,029	329	700	212.77%	—	—	—	—	—	—	—	—	1,029	329	700	212.77%
Net Operating Income (Loss) (1)	$394,849	$389,638	$5,211	1.34%	$5,654	$1,733	$346	$—	$469	$(2,950)	$141	$1,957	$401,459	$390,378	$11,081	2.84%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 45. Residential Net Operating Income for the three months ended March 31, 2018 and 2017 is comprised of Residential Revenue of $4,159 and $3,956, less Residential Expenses of $2,272 and $1,551, respectively. Hotel Net Operating Income for the three months ended March 31, 2018 and 2017 is comprised of Hotel Revenue of $9,102 and $7,420 less Hotel Expenses of $8,073 and $7,091, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $19.6 million for the three months ended March 31, 2018 compared to 2017. The increase was primarily the result of increases in revenue from our leases and parking and other income of approximately $19.6 million and $0.5 million, respectively, partially offset by a decrease in other tenant recoveries of approximately $0.5 million. Rental revenue from our leases increased approximately $19.6 million as a result of our average revenue per square foot increasing by approximately $2.02, which contributed approximately $17.8 million, and an approximately $1.8 million increase due to our average occupancy increasing from 91.4% to 91.7%.
Termination Income
Termination income decreased by approximately $4.0 million for the three months ended March 31, 2018 compared to 2017.
Termination income for the three months ended March 31, 2018 related to seventeen tenants across the Same Property Portfolio and totaled approximately $1.4 million.
Termination income for the three months ended March 31, 2017 related to ten tenants across the Same Property Portfolio and totaled approximately $5.4 million, of which approximately $4.9 million is from a tenant that terminated its lease early at 767 Fifth Avenue (the General Motors Building) in New York City.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $11.2 million, or 5.1%, for the three months ended March 31, 2018 compared to 2017 due primarily to increases in real estate taxes, utilities and other real estate operating expenses of approximately $5.7 million, or 5.3%, $3.2 million, or 11.3%, and $2.3 million, or 2.6%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties. The increase in utilities was primarily experienced in the Boston CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2017 through March 31, 2018. Rental revenue and real estate operating expenses increased by approximately $8.6 million and $4.7 million, respectively, for the three months ended March 31, 2018 compared to 2017, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
Office
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	$—	$—	$—	$131	$69	$62
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,000	7,624	2,835	4,789	2,404	1,033	1,371
191 Spring Street	Fourth Quarter, 2017	N/A	171,000	927	—	927	388	—	388
Salesforce Tower	Fourth Quarter, 2017	N/A	1,400,000	2,806	—	2,806	2,175	—	2,175
			2,061,258	11,357	2,835	8,522	5,098	1,102	3,996

Residential
Signature at Reston	First Quarter, 2018	N/A	514,600	81	—	81	686	—	686
			2,575,858	$11,438	$2,835	$8,603	$5,784	$1,102	$4,682

Table of Content

Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2017 and March 31, 2018. Rental revenue and real estate operating expenses increased by approximately $0.7 million and $0.3 million, respectively for the three months ended March 31, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
103 Carnegie Center	May 25, 2017	96,332	$689	$—	$689	$343	$—	$343
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2017 and March 31, 2018. Rental revenue increased by approximately $0.6 million and real estate operating expenses decreased by approximately $2.8 million for the three months ended March 31, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$863	$(433)	$1,296	$394	$1,523	$(1,129)
191 Spring Street (2)	December 29, 2016	171,000	—	—	—	—	1,375	(1,375)
145 Broadway (3)	April 6, 2017	79,616	—	710	(710)	—	329	(329)
		470,616	$863	$277	$586	$394	$3,227	$(2,833)
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes approximately $5,000 and $(1.5) million of termination income for the three months ended March 31, 2018 and March 31, 2017, respectively. In addition, real estate operating expenses includes approximately $1.1 million of demolition costs for the three months ended March 31, 2017.

(2)	Real estate operating expenses for the three months ended March 31, 2017 were entirely related to demolition costs.

(3)	On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2017 and March 31, 2018. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $3.2 million and $1.4 million, respectively, for the three months ended March 31, 2018 compared to 2017, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
30 Shattuck Road	April 19, 2017	Land	N/A	$—	$—	$—	$—	$12	$(12)
40 Shattuck Road	June 13, 2017	Office	122,000	—	487	(487)	—	364	(364)
Reston Eastgate	August 30, 2017	Land	N/A	—	—	—	—	29	(29)
500 E Street, S.W.	January 9, 2018	Office	262,000	270	2,966	(2,696)	129	1,091	(962)
			384,000	$270	$3,453	$(3,183)	$129	$1,496	$(1,367)

Table of Content

Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $87,000 for the three months ended March 31, 2018 compared to 2017.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended March 31, 2018 and 2017.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average Monthly Rental Rate (1)	$4,116	$4,167	(1.2)%	$2,347	$2,370	(1.0)%
Average Rental Rate Per Occupied Square Foot	$4.61	$4.67	(1.3)%	$2.58	$2.58	—%
Average Physical Occupancy (2)	92.3%	93.8%	(1.6)%	94.1%	89.8%	4.8%
Average Economic Occupancy (3)	91.2%	96.6%	(5.6)%	93.1%	89.9%	3.6%
___________

(1)
Average Monthly Rental Rates are calculated by us as the average of the quotients obtained by dividing (A) rental revenue as determined in accordance with GAAP by (B) the number of occupied units for each month within the applicable fiscal period.

(2)	Average Physical Occupancy is defined as (1) the average number of occupied units divided by (2) the total number of units, expressed as a percentage.

(3)
Average Economic Occupancy is defined as (1) total possible revenue less vacancy loss divided by (2) total possible revenue, expressed as a percentage. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property's total possible gross revenue. Market Rents used by us in calculating Average Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $0.7 million for the three months ended March 31, 2018 compared to 2017. The hotel underwent a renovation project on all of its rooms, which was completed during the year ended December 31, 2017. We expect our hotel to contribute between $13 million and $15 million to net operating income for 2018.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2018 and 2017.

	2018	2017	Percentage Change
Occupancy	81.0%	66.5%	21.8%
Average daily rate	$218.84	$219.87	(0.5)%
Revenue per available room, REVPAR	$177.34	$146.12	21.4%
Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by an aggregate of approximately $1.9 million for the three months ended March 31, 2018 compared to 2017. Development and management services revenue increased by approximately $1.5 million and $0.4 million, respectively. The increase in development revenue is primarily related to increases in (1) fees associated with tenant improvement projects in our San Francisco region and (2) development fees earned from our Boston and Washington, DC unconsolidated joint ventures that are developing The Hub on Causeway in Boston, Massachusetts and 7750 Wisconsin Avenue in Bethesda, Maryland. Management services revenue increased primarily due to an increase in management fees and leasing commissions from our Washington, DC region unconsolidated joint ventures. We expect our development and management services revenue to contribute between $31 million and $36 million for 2018.

Table of Content

General and Administrative Expense
General and administrative expense increased by approximately $4.5 million for the three months ended March 31, 2018 compared to 2017 primarily due to compensation expense and other general and administrative expenses increasing by approximately $4.0 million and $0.5 million, respectively. The increase in compensation expense was primarily related to (1) an increase in the expense associated with MYLTIP Awards, which includes the acceleration of amortization that occurred for employees that reached a certain age and number of years of service and therefore become vested in these awards sooner (See Note 10 to the Consolidated Financial Statements), (2) an increase in health care related expenses and (3) an increase in other compensation related expenses. These increases were partially offset by an approximately $1.1 million decrease in the value of our deferred compensation plan and an increase in capitalized wages of approximately $0.6 million. The increase in capitalized wages is shown as a decrease in general and administrative expense as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to an increase in professional fees. We expect our general and administrative expenses to be between $118 million and $121 million for 2018.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2018 and 2017 were approximately $4.5 million and $3.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $6.6 million for the three months ended March 31, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the three months ended March 31,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$161,784	$156,086	$5,698
Properties Placed in-Service Portfolio	3,647	568	3,079
Properties Acquired Portfolio	366	—	366
Properties in Development or Redevelopment Portfolio	—	2,110	(2,110)
Properties Sold Portfolio	—	441	(441)
	$165,797	$159,205	$6,592

Table of Content

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $6.8 million for the three months ended March 31, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the three months ended March 31,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$159,840	$153,939	$5,901
Properties Placed in-Service Portfolio	3,647	568	3,079
Properties Acquired Portfolio	366	—	366
Properties in Development or Redevelopment Portfolio	—	2,110	(2,110)
Properties Sold Portfolio	—	441	(441)
	$163,853	$157,058	$6,795

Direct Reimbursements of Payroll and Related Costs From Management Services Contracts and Payroll and Related Costs From Management Service Contracts
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” updated the principal versus agent considerations and as a result we determined that amounts reimbursed for payroll and related costs received from third parties in connection with management services contracts should be reflected on a gross basis instead of on a net basis as we have determined that we are the principal under these arrangements (See Note 2 to the Consolidated Financial Statements). It is anticipated that these two financial statement line items will offset against each other.
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures decreased by approximately $2.6 million for the three months ended March 31, 2018 compared to 2017 due primarily to a decrease in our share of net income from our 540 Madison Avenue and Colorado Center joint ventures. The decrease in our share of net income from our 540 Madison Avenue joint venture was primarily related to termination income earned during the three months ended March 31, 2017, that did not recur during the three months ended March 31, 2018. In addition, on July 28, 2017, the joint venture that owns Colorado Center obtained mortgage loan financing, which increased interest expense and reduced the net income for the joint venture.
Interest and Other Income
Interest and other income increased by approximately $1.0 million for the three months ended March 31, 2018 compared to 2017, due primarily to an increase in interest rates.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended March 31, 2018 and 2017 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended March 31, 2018 and 2017, we recognized gains (losses) of approximately $(0.1) million and $1.0 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.1) million and $1.0 million during the three months ended March 31, 2018 and 2017, respectively, as a result of an increase (decrease) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.

Table of Content

Interest Expense
Interest expense decreased by approximately $5.3 million for the three months ended March 31, 2018 compared to 2017 as detailed below:

Component	Change in interest expense for the three months ended March 31, 2018 compared to March 31, 2017
(in thousands)
Increases to interest expense due to:
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building)	$8,979
Issuance of $850 million in aggregate principal of 3.200% senior notes due 2025 on December 4, 2017	6,865
Utilization of the Unsecured Line of Credit	667
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	228
Other interest expense (excluding senior notes)	96
Total increases to interest expense	16,835
Decreases to interest expense due to:
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (1)	(9,178)
Redemption of $850 million in aggregate principal of 3.700% senior notes due 2018 on December 17, 2017	(7,938)
Increase in capitalized interest (2)	(5,033)
Total decreases to interest expense	(22,149)
Total change in interest expense	$(5,314)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $9.2 million for the three months ended March 31, 2017. This amount was allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity.

(2)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended March 31, 2018 and 2017 was approximately $17.4 million and $12.3 million, respectively. These costs are not included in the interest expense referenced above.
We estimate net interest expense will be between $365 million to $380 million for 2018. These amounts are net of approximately $55 million to $65 million of estimated capitalized interest. In addition, if we refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, realize the acceleration of amortized costs, and our actual interest expense may differ materially from the estimates above.
At March 31, 2018, our variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit agreement (as amended and restated, the "2017 Credit Facility") of which $115.0 million was outstanding at March 31, 2018. For a summary of our consolidated debt as of March 31, 2018 and March 31, 2017 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content

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
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $96.3 million for the three months ended March 31, 2018 compared to 2017, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$96.4
In addition, during the three months ended March 31, 2017, we also recognized gains on sales of real estate of approximately $0.1 million related to previously deferred gain amounts from 2015.

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $98.8 million for the three months ended March 31, 2018 compared to 2017, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$98.9
In addition, during the three months ended March 31, 2017, we also recognized gains on sales of real estate of approximately $0.1 million related to previously deferred gain amounts from 2015.
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $12.8 million for the three months ended March 31, 2018 compared to 2017, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2018	2017	Change
	(in thousands)
Salesforce Tower	$(164)	$(65)	$(99)
767 Fifth Avenue (the General Motors Building) (1)	462	(6,164)	6,626
Times Square Tower	6,901	6,654	247
601 Lexington Avenue (2)	6,327	1,490	4,837
100 Federal Street	1,398	160	1,238
Atlantic Wharf Office	2,310	2,349	(39)
	$17,234	$4,424	$12,810
___________

(1)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. Prior to this quarter, the net loss allocation

Table of Content

was primarily due to the partners’ share of the interest expense for the outside members’ notes payable, which was $9.2 million for the three months ended March 31, 2017.

(2)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns this property commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion, One Five Nine East 53rd Street, will contain approximately 220,000 square feet. We will capitalize incremental costs during the redevelopment.

Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership increased by approximately $9.0 million for the three months ended March 31, 2018 compared to 2017 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2018, partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund development costs;

•	fund dividend requirements on BXP’s Series B Preferred Stock;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	possible acquisitions of properties, either directly or indirectly through the acquisition of equity interest therein; and

•	make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP;

•	BPLP’s 2017 Credit Facility and other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness); and

•	sales of real estate.
We draw on multiple financing sources to fund our long-term capital needs. Our current consolidated development properties are expected to be primarily funded with our available cash balances, construction loans and BPLP’s 2017 Credit Facility, while our unconsolidated development projects are expected to be primarily funded with construction loans. We use BPLP’s 2017 Credit Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

Table of Content

The following table presents information on properties under construction and redevelopment as of March 31, 2018 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Estimated Future Equity Requirement (1)	Percentage Leased (2)
Office
Salesforce Tower (95% ownership)	Q3 2019	San Francisco, CA	1	1,400,000	$991,975	$1,073,500	$89,672	98%	(3)
The Hub on Causeway - Podium (50% ownership)	Q4 2019	Boston, MA	1	385,000	69,872	141,870	—	88%	(4)
145 Broadway	Q4 2019	Cambridge, MA	1	485,000	122,722	375,000	252,278	98%
Dock 72 (50% ownership)	Q3 2020	Brooklyn, NY	1	670,000	113,554	204,900	—	33%	(5)
17Fifty Presidents Street	Q3 2020	Reston, VA	1	276,000	23,977	142,900	118,923	100%
6595 Springfield Center Drive (TSA Headquarters)	Q4 2020	Springfield, VA	1	634,000	60,157	313,700	253,543	98%
20 CityPoint	Q1 2021	Waltham, MA	1	211,000	23,407	97,000	73,593	52%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Q3 2022	Bethesda, MD	1	740,000	44,145	211,100	166,955	100%	(6)
Total Office Properties under Construction			8	4,801,000	1,449,809	2,559,970	954,964	86%
Residential
Proto Kendall Square (280 units)	Q2 2019	Cambridge, MA	1	152,000	104,391	140,170	35,779	14%
Proto Kendall Square - Retail			—	14,500	—	—	—	98%
The Hub on Causeway - Residential (440 units) (50% ownership)	Q4 2021	Boston, MA	1	320,000	36,648	153,500	116,852	N/A
Signature at Reston (508 units)	Q2 2020	Reston, VA	1	490,000	206,961	234,854	27,893	18%	(7)
Signature at Reston - Retail			—	24,600	—	—	—	81%
MacArthur Station Residences (402 units)	Q4 2021	Oakland, CA	1	324,000	15,824	263,600	247,776	N/A	(8)
Total Residential Properties under Construction			4	1,325,100	363,824	792,124	428,300	87%	(9)
Redevelopment Properties
191 Spring Street	Q4 2018	Lexington, MA	1	171,000	46,410	53,920	7,510	88%	(10)
One Five Nine East 53rd Street (55% ownership)	Q4 2019	New York, NY	—	220,000	77,614	106,000	28,386	—%	(11)
Total Properties under Redevelopment			1	391,000	124,024	159,920	35,896	38%
Total Properties under Construction and Redevelopment			13	6,517,100	$1,937,657	$3,512,014	$1,419,160	83%	(9)
___________

(1)
Represents our share. Investment to Date and Estimated Total Investment includes net revenue during lease up period, acquisition expenses and approximately $92.3 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased as of May 2, 2018, including leases with future commencement dates.

(3)
Under the joint venture agreement, if the project is funded with 100% equity, we have agreed to fund 50% of our partner’s equity requirement, structured as preferred equity. We expect to fund approximately $25.4 million at a rate of LIBOR plus 3.0% per annum and receive priority distributions from all distributions to our partner until the principal and interest are repaid. As of March 31, 2018, we had contributed an aggregate of approximately $17.2 million of preferred equity to the venture. This property is 18% placed in-service as of March 31, 2018.

(4)	This development has a $102.3 million (our share) construction loan facility. As of March 31, 2018, $7.6 million (our share) has been drawn under this facility.

Table of Content

(5)	This development has a $125 million (our share) construction loan facility. As of March 31, 2018, $30.4 million (our share) has been drawn under this facility.

(6)	Rentable square feet is an estimate based on current building design.

(7)	This property is 56% placed in-service as of March 31, 2018.

(8)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(9)	Percentage leased excludes residential units.

(10)	This property is 46% placed in-service, as of March 31, 2018.

(11)	The low-rise portion of 601 Lexington Avenue.

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
We anticipate completing the acquisition of Santa Monica Business Park in the second or third quarter of 2018. We continue to evaluate the appropriate capital structure of this investment and may fund a portion of the purchase price with secured debt or unsecured debt, and we may complete the transaction with a joint venture partner.
In addition to funding the purchase price of Santa Monica Business Park, our primary uses of capital will be the completion of our current development and redevelopment projects. As of March 31, 2018, our share of the remaining development and redevelopment costs that we expect to fund through 2022 is approximately $1.4 billion.
With approximately $429.2 million of cash and cash equivalents and approximately $1.5 billion available under BPLP's 2017 Credit Facility, as of May 2, 2018, we have sufficient capital to complete these projects. We believe that our strong liquidity, including the availability under BPLP’s 2017 Credit Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects and still be able to act opportunistically on attractive investment opportunities.
In April 2018, we enhanced our liquidity through (1) a $180.0 million construction financing obtained by a joint venture, in which we have a 50% interest, collateralized by its Hub on Causeway - Residential development project, located in Boston, MA, (2) drawing down 100% of BPLP's $500.0 million Delayed Draw Facility and (3) a $120.0 million refinancing that reduced the interest rate by 0.40%, executed by a joint venture, in which we have a 60% interest, collateralized by its 540 Madison Avenue property located in New York City. Excluding our unconsolidated joint venture assets, we have no debt maturing in 2018 and $700.0 million of 5.875% unsecured senior notes that mature in October 2019.
We also have not sold any shares under BXP's $600.0 million at the market (ATM) program.
We may seek to enhance our liquidity to provide sufficient capacity to meet our debt obligations and to fund our remaining capital requirements on existing development/redevelopment projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. Depending on interest rates and overall conditions in the debt markets, we may decide to access the debt markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds, and it would be dilutive to our earnings by increasing our net interest expense.

Table of Content

REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 18, 2017, the Board of Directors of BXP increased our regular quarterly dividend to $0.80 per common share beginning with the fourth quarter of 2017. The dividend was paid on January 30, 2018 to shareholders of record as of the close of business on December 29, 2017. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 29, 2017, received the same total distribution per unit on January 30, 2018.
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances and there can be no assurance that the future dividends declared by its Board of Directors will not differ materially.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $455.1 million and $354.2 million at March 31, 2018 and 2017, respectively, representing an increase of approximately $100.9 million. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$225,778	$239,852	$(14,074)
Net cash used in investing activities	(183,788)	(267,823)	84,035
Net cash used in financing activities	(92,230)	(37,934)	(54,296)

Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.3 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings, and equity offerings of BXP.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2018 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from sales or real estate. Cash used in investing activities for the three months ended March 31, 2017 consisted primarily of development projects, tenant improvements and capital contributions to unconsolidated joint ventures, as detailed below:

Table of Content

	Three months ended March 31,
	2018	2017
	(in thousands)
Construction in progress (1)	$(150,060)	$(154,518)
Building and other capital improvements	(53,550)	(43,687)
Tenant improvements	(47,157)	(50,810)
Proceeds from sales of real estate (2)	116,120	133
Capital contributions to unconsolidated joint ventures (3)	(48,823)	(17,980)
Investments in securities, net	(318)	(961)
Net cash used in investing activities	$(183,788)	$(267,823)
___________

(1)
Construction in progress for the three months ended March 31, 2018 includes ongoing expenditures associated with 191 Spring Street, Salesforce Tower and Signature at Reston, which were partially placed in-service during the three months ended March 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, 6595 Springfield Center Drive, and MacArthur Station Residences and Proto Kendall Square residential projects.

Construction in progress for the three months ended March 31, 2017 includes ongoing expenditures associated with Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were partially or fully placed in-service during the three months ended March 31, 2017. In addition, we incurred costs associated with our continued development/redevelopment of Salesforce Tower, One Five Nine East 53rd Street, 191 Spring Street and Proto Kendall Square and Signature at Reston residential projects.

(2)
On January 9, 2018, we completed the sale of our 500 E Street, S.W. property located in Washington, DC for a net contract sale price of approximately $118.6 million. Net cash proceeds totaled approximately $116.1 million, resulting in a gain on sale of real estate totaling approximately $96.4 million for Boston Properties, Inc. and approximately $98.9 million for Boston Properties Limited Partnership. 500 E Street, S.W. is an approximately 262,000 net rentable square foot Class A office property.

(3)
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2018 consisted primarily of cash contributions of approximately $45.6 million to our 7750 Wisconsin Avenue joint venture.

Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2017 were primarily due to cash contributions of approximately $8.1 million and $9.8 million to our Hub on Causeway and Dock 72 joint ventures, respectively.
Cash used in financing activities for the three months ended March 31, 2018 totaled approximately $92.2 million. This consisted primarily of the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Table of Content

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	March 31, 2018
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,362	154,362	$19,020,486
Common Operating Partnership Units	17,827	17,827	2,196,643	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (callable on and after March 27, 2018)	80	—	200,000
Total Equity		172,189	$21,417,129

Consolidated Debt			$10,339,313
Add:
BXP’s share of unconsolidated joint venture debt (3)			622,207
Subtract:
Partners’ share of Consolidated Debt (4)			(1,208,154)
BXP’s Share of Debt			$9,753,366

Consolidated Market Capitalization			$31,756,442
BXP’s Share of Market Capitalization			$31,170,495
Consolidated Debt/Consolidated Market Capitalization			32.56%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			31.29%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500.00 per share, values are based on the closing price per share of BXP’s Common Stock on March 29, 2018 of $123.22.

(2)	Includes long-term incentive plan units (including 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units), but excludes MYLTIP Units granted between 2016 and 2018.

(3)	See page 64 for additional information.

(4)	See page 63 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on March 29, 2018, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

(i)	the number of outstanding shares of common stock of BXP,

(ii)	the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),

(iii)	the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and

(iv)	the number of OP Units issuable upon conversion of 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units that were issued in the form of LTIP Units; plus
(3)     the aggregate liquidation preference ($2,500 per share) of the outstanding shares of BXP’s 5.25% Series B Cumulative Redeemable Preferred Stock.

Table of Content

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2016, 2017 and 2018 MYLTIP Units are not included in this calculation as of March 31, 2018.
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
Debt Financing
As of March 31, 2018, we had approximately $10.3 billion of outstanding consolidated indebtedness, representing approximately 32.56% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.2 billion (net of discount) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.15% per annum and maturities in 2019 through 2026; (2) $3.0 billion of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.95% per annum and weighted-average term of 8.0 years and (3) $115.0 million outstanding under BPLP's 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable, mezzanine notes payable and outside members’ notes payable and BPLP’s unsecured senior notes, line of credit and term loan as well as Consolidated Debt Financing Statistics at March 31, 2018 and March 31, 2017. Because the outside members’ notes payable are allocated to the partners, they have not been included in the Consolidated Debt Financing Statistics.

Table of Content

	March 31,
	2018	2017
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,974,930	$2,046,959
Unsecured senior notes, net of discount	7,249,383	7,248,152
Unsecured line of credit	115,000	105,000
Unsecured term loan	—	—
Mezzanine notes payable	—	306,734
Outside members’ notes payable	—	180,000
Consolidated Debt	10,339,313	9,886,845
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	622,207	317,719
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,208,154)	(835,752)
Partners’ share of consolidated mezzanine notes payable	—	(122,694)
Outside members’ notes payable	—	(180,000)
BXP’s Share of Debt	$9,753,366	$9,066,118

	March 31,
	2018	2017
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	98.89%	98.92%
Variable rate	1.11%	1.08%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.09%	4.06%
Variable rate	2.73%	2.45%
Total	4.08%	4.04%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.98%	4.50%
Variable rate	2.62%	1.93%
Total	3.97%	4.47%
Weighted-average maturity at end of period (in years):
Fixed rate	6.1	4.7
Variable rate	4.1	1.3
Total	6.1	4.7
_______________

(1)	See page 64 for additional information.

(2)	See page 63 for additional information.

Table of Content

Credit Facility
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of the revolving line of credit (the "Revolving Facility") from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permits BPLP to draw until the first anniversary of the closing date (See Note 12 to the Consolidated Financial Statements). Based on BPLP’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 82.5 basis points and 90 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.125% per annum. The Delayed Draw Facility has a fee on unused commitments equal to 0.15% per annum.
As of March 31, 2018, we had $115.0 million of borrowings and outstanding letters of credit totaling approximately $1.6 million outstanding under the 2017 Credit Facility, with the ability to borrow approximately $1.9 billion. As of May 2, 2018, we had $500.0 million of borrowings and outstanding letters of credit totaling approximately $1.6 million outstanding under the 2017 Credit Facility, with the ability to borrow approximately $1.5 billion.
Unsecured Senior Notes, Net
The following summarizes the unsecured senior notes outstanding as of March 31, 2018 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(17,232)
Deferred financing costs, net			(33,385)
Total			$7,249,383
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2018, BPLP was in compliance with each of these financial restrictions and requirements.

Table of Content

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2018:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$31,422	$(231)	$31,191	N/A		January 15, 2021
University Place	6.94%	6.99%	7,003	(42)	6,961	N/A		August 1, 2021
			38,425	(273)	38,152	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(32,087)	2,267,913	$907,165	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	670,203	(1,338)	668,865	300,989	(5)	April 10, 2022
			2,970,203	(33,425)	2,936,778	1,208,154
Total			$3,008,628	$(33,698)	$2,974,930	$1,208,154
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions.

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2018, the maximum funding obligation under the guarantee was approximately $171.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 6 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Ten of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At March 31, 2018, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $1.5 billion (of which our proportionate share is approximately $622.2 million). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2018. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) on certain of the loans.

Table of Content

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	3.10%	3.27%	$120,000	$(35)	$119,965	$71,979	(2)(3)	June 5, 2018
Market Square North	50%	4.85%	4.91%	120,530	(210)	120,320	60,160		October 1, 2020
Annapolis Junction Building One	50%	7.35%	7.52%	39,549	—	39,549	19,775	(4)	March 31, 2018
Annapolis Junction Building Six	50%	3.95%	4.13%	13,481	(23)	13,458	6,729	(5)	November 17, 2018
Annapolis Junction Building Seven and Eight	50%	3.95%	4.23%	35,934	(171)	35,763	17,881	(6)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	39,534	(382)	39,152	19,576		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(963)	549,037	274,519	(2)	August 9, 2027
Dock 72	50%	3.94%	5.08%	60,869	(9,438)	51,431	25,716	(2)(7)	December 18, 2020
The Hub on Causeway - Podium	50%	3.97%	4.44%	15,292	(3,304)	11,988	5,994	(2)(8)	September 6, 2021
500 North Capitol Street	30%	4.15%	4.20%	105,000	(306)	104,694	31,408	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(1,206)	223,794	55,949		January 5, 2025
Metropolitan Square	20%	5.75%	5.81%	162,817	(206)	162,611	32,521		May 5, 2020
Total				$1,488,006	$(16,244)	$1,471,762	$622,207
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.50% per annum (See Note 12 to the Consolidated Financial Statements).

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

(5)	The loan bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(6)	The loan bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on December 7, 2019, with three, one-year extension options, subject to certain conditions.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020, with two, one-year extension option, subject to certain conditions.

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

Table of Content

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

Table of Content

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$176,021	$97,083
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of Boston Properties Limited Partnership	20,432	11,432
Noncontrolling interests in property partnerships	17,234	4,424
Less:
Gains on sales of real estate	96,397	133
Income before gains on sales of real estate	119,915	115,431
Add:
Depreciation and amortization	165,797	159,205
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,221)	(21,415)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	9,444	9,041
Corporate-related depreciation and amortization	(405)	(525)
Less:
Noncontrolling interests in property partnerships	17,234	4,424
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	256,671	254,688
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	26,108	26,305
FFO attributable to Boston Properties, Inc. common shareholders	$230,563	$228,383
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.83%	89.67%
Weighted-average shares outstanding—basic	154,385	153,860
Reconciliation to Diluted Funds from Operations:

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$256,671	171,867	$254,688	171,581
Effect of Dilutive Securities
Stock Based Compensation	—	320	—	354
Diluted FFO	256,671	172,187	254,688	171,935
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	26,060	17,482	26,251	17,721
Boston Properties, Inc.’s share of Diluted FFO (1)	$230,611	154,705	$228,437	154,214
 _______________

(1)	BXP’s share of diluted FFO was 89.85% and 89.69% for the three months ended March 31, 2018 and 2017, respectively.

Table of Content

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,907	$110,662
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	17,234	4,424
Less:
Gains on sales of real estate	98,907	133
Income before gains on sales of real estate	121,859	117,578
Add:
Depreciation and amortization	163,853	157,058
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,221)	(21,415)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	9,444	9,041
Corporate-related depreciation and amortization	(405)	(525)
Less:
Noncontrolling interests in property partnerships	17,234	4,424
Preferred distributions	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$256,671	$254,688
Weighted-average units outstanding—basic	171,867	171,581
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units, vested 2014 MYLTIP Units and vested 2015 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended March 31, 2018		Three months ended March 31, 2017
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$256,671	171,867	$254,688	171,581
Effect of Dilutive Securities
Stock Based Compensation	—	320	—	354
Diluted FFO	$256,671	172,187	$254,688	171,935

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
During the first quarter of 2018, we paid approximately $78.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $105 million of new tenant-related obligations associated with approximately 1.2 million square feet of second generation leases, or approximately $86 per square foot. In addition, we signed leases for approximately 900,000 square feet at our

Table of Content

development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the first quarter of 2018, we signed leases for approximately 2.1 million square feet of space and incurred aggregate tenant-related obligations of approximately $205 million, or approximately $97 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and our corresponding estimate of fair value as of March 31, 2018. Approximately $10.2 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2018, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.825%, or 2.62% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2018	2019	2020	2021	2022	2023+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$10,357	$15,745	$16,841	$36,346	$611,132	$2,284,509	$2,974,930	$2,957,054
Average Interest Rate	5.38%	5.53%	5.55%	6.61%	4.79%	3.64%	3.95%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(6,623)	$691,234	$691,727	$843,045	$(6,474)	$5,036,474	$7,249,383	$7,262,443
Average Interest Rate	—	5.97%	5.71%	4.29%	—	3.65%	4.15%
Variable Rate	—	—	—	—	$115,000	—	$115,000	$115,000
	$3,734	$706,979	$708,568	$879,391	$719,658	$7,320,983	$10,339,313	$10,334,497

At March 31, 2018, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.98% per annum. At March 31, 2018, our outstanding variable rate debt based on LIBOR totaled approximately $115.0 million. At March 31, 2018, the coupon/stated rate on our variable rate debt was approximately 2.62%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $287,500 for the three months ended March 31, 2018.
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

Table of Content

(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended March 31, 2018, Boston Properties, Inc. issued an aggregate of 24,265 shares of common stock in exchange for 24,265 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 1,500 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2018 - January 31, 2018	8,427	(1)	$122.33	N/A	N/A
February 1, 2018 - February 28, 2018	366	(1)	$119.34	N/A	N/A
March 1, 2018 - March 31, 2018	—		—	N/A	N/A
Total	8,793		$122.21	N/A	N/A
___________

(1)	Represents shares of Common Stock surrendered by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted Common Stock.

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2018, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to employees of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 21,544 common units to Boston Properties, Inc. in exchange for approximately $363,429, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Table of Content

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2018 - January 31, 2018	8,768	(1)	$117.58	N/A	N/A
February 1, 2018 - February 28, 2018	338,213	(2)	$0.38	N/A	N/A
March 1, 2018 - March 31, 2018	1,755	(3)	$0.25	N/A	N/A
Total	348,736		$3.32	N/A	N/A
___________

(1)
Includes 8,427 common units previously held by Boston Properties, Inc. that were redeemed in connection with the January 15, 2018 surrender of shares of restricted common stock of Boston Properties, Inc. by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock and 341 LTIP units that were repurchased in connection with the termination of an employee’s employment with Boston Properties, Inc. Under the terms of the applicable LTIP unit vesting agreements, such units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employee for such units.

(2)
Includes 337,847 2015 MYLTIP units. The measurement period for such 2015 MYLTIP units ended on February 4, 2018 and Boston Properties, Inc.’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2015 MYLTIP units. Under the terms of the applicable 2015 MYLTIP award agreements, the 337,847 unearned 2015 MYLTIP units were repurchased at a price of $0.25 per 2015 MYLTIP unit, which was the amount originally paid by each employee for the units. Also includes 366 common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock.

(3)
Represents LTIP units that were repurchased in connection with the termination of certain employees’ employment with Boston Properties, Inc. Under the terms of the applicable LTIP unit vesting agreements, such units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employees for such units.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.

(a)	None.

(b)	None.

Table of Content

ITEM 6—Exhibits.

(a)	Exhibits

10.1	—
Employment Agreement by and between John F. Powers and Boston Properties, Inc. dated as of January 2, 2018. (Incorporated by reference to Exhibit 10.32 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2018.)

10.2	—	Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated as of April 2, 2018. (Filed herewith.)

12.1	—	Calculation of Ratios of Earnings to Fixed Charges and Calculation of Ratios of Earnings to Combined Fixed Charges and Preferred Dividends for Boston Properties, Inc. (Filed herewith.)

12.2	—
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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 8, 2018	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 8, 2018	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)