Form 10-Q
period 2018-06-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2018-08-07
CIK 1037540, 1043121

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018

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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	154,419,806
(Registrant)	(Class)	(Outstanding on August 2, 2018)

Table of Content

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of June 30, 2018, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $311.9 million, or 1.9% at June 30, 2018 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2018

Table of Content

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,358,363 and $7,172,718 at June 30, 2018 and December 31, 2017, respectively)	$21,526,520	$21,096,642
Less: accumulated depreciation (amounts related to VIEs of $(910,381) and $(854,172) at June 30, 2018 and December 31, 2017, respectively)	(4,745,590)	(4,589,634)
Total real estate	16,780,930	16,507,008
Cash and cash equivalents (amounts related to VIEs of $277,252 and $304,955 at June 30, 2018 and December 31, 2017, respectively)	472,555	434,767
Cash held in escrows (amounts related to VIEs of $6,099 and $6,135 at June 30, 2018 and December 31, 2017, respectively)	254,505	70,602
Investments in securities	30,063	29,161
Tenant and other receivables (amounts related to VIEs of $17,130 and $27,057 at June 30, 2018 and December 31, 2017, respectively)	63,660	92,186
Accrued rental income (amounts related to VIEs of $268,120 and $242,589 at June 30, 2018 and December 31, 2017, respectively)	912,652	861,575
Deferred charges, net (amounts related to VIEs of $264,973 and $281,678 at June 30, 2018 and December 31, 2017, respectively)	678,319	679,038
Prepaid expenses and other assets (amounts related to VIEs of $34,853 and $33,666 at June 30, 2018 and December 31, 2017, respectively)	85,972	77,971
Investments in unconsolidated joint ventures	682,507	619,925
Total assets	$19,961,163	$19,372,233
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,934,336 and $2,939,183 at June 30, 2018 and December 31, 2017, respectively)	$2,972,052	$2,979,281
Unsecured senior notes, net	7,251,578	7,247,330
Unsecured line of credit	—	45,000
Unsecured term loan, net	498,248	—
Accounts payable and accrued expenses (amounts related to VIEs of $80,098 and $106,683 at June 30, 2018 and December 31, 2017, respectively)	327,067	331,500
Dividends and distributions payable	139,263	139,040
Accrued interest payable (amounts related to VIEs of $6,669 and $6,907 at June 30, 2018 and December 31, 2017, respectively)	96,844	83,646
Other liabilities (amounts related to VIEs of $183,114 and $164,806 at June 30, 2018 and December 31, 2017, respectively)	462,869	443,980
Total liabilities	11,747,921	11,269,777
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at June 30, 2018 and December 31, 2017	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,490,429 and 154,404,186 issued and 154,411,529 and 154,325,286 outstanding at June 30, 2018 and December 31, 2017, respectively	1,544	1,543
Additional paid-in capital	6,391,460	6,377,908
Dividends in excess of earnings	(649,747)	(712,343)
Treasury common stock at cost, 78,900 shares at June 30, 2018 and December 31, 2017	(2,722)	(2,722)
Accumulated other comprehensive loss	(47,695)	(50,429)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,892,840	5,813,957
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	621,221	604,739
Property partnerships	1,699,181	1,683,760
Total equity	8,213,242	8,102,456
Total liabilities and equity	$19,961,163	$19,372,233
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$516,439	$520,542	$1,035,946	$1,024,104
Recoveries from tenants	95,259	89,163	190,377	178,327
Parking and other	26,904	26,462	53,038	52,072
Total rental revenue	638,602	636,167	1,279,361	1,254,503
Hotel revenue	14,607	13,375	23,709	20,795
Development and management services	9,305	7,365	17,710	13,837
Direct reimbursements of payroll and related costs from management services contracts	1,970	—	4,855	—
Total revenue	664,484	656,907	1,325,635	1,289,135
Expenses
Operating
Rental	237,790	230,454	478,119	458,741
Hotel	8,741	8,404	16,814	15,495
General and administrative	28,468	27,141	64,362	58,527
Payroll and related costs from management services contracts	1,970	—	4,855	—
Transaction costs	474	299	495	333
Depreciation and amortization	156,417	151,919	322,214	311,124
Total expenses	433,860	418,217	886,859	844,220
Operating income	230,624	238,690	438,776	444,915
Other income (expense)
Income from unconsolidated joint ventures	769	3,108	1,230	6,192
Interest and other income	2,579	1,504	4,227	2,118
Gains from investments in securities	505	730	379	1,772
Gains from early extinguishments of debt	—	14,354	—	14,354
Interest expense	(92,204)	(95,143)	(182,424)	(190,677)
Income before gains on sales of real estate	142,273	163,243	262,188	278,674
Gains on sales of real estate	18,292	3,767	114,689	3,900
Net income	160,565	167,010	376,877	282,574
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(14,400)	(15,203)	(31,634)	(19,627)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(14,859)	(15,473)	(35,311)	(26,933)
Net income attributable to Boston Properties, Inc.	131,306	136,334	309,932	236,014
Preferred dividends	(2,625)	(2,625)	(5,250)	(5,250)
Net income attributable to Boston Properties, Inc. common shareholders	$128,681	$133,709	$304,682	$230,764
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.83	$0.87	$1.97	$1.50
Weighted average number of common shares outstanding	154,415	154,177	154,400	154,019
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.83	$0.87	$1.97	$1.50
Weighted average number of common and common equivalent shares outstanding	154,571	154,331	154,638	154,273

Dividends per common share	$0.80	$0.75	$1.60	$1.50

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$160,565	$167,010	$376,877	$282,574
Other comprehensive income (loss):
Effective portion of interest rate contracts	—	(6,313)	—	(6,133)
Amortization of interest rate contracts (1)	1,666	1,397	3,332	2,703
Other comprehensive income (loss)	1,666	(4,916)	3,332	(3,430)
Comprehensive income	162,231	162,094	380,209	279,144
Net income attributable to noncontrolling interests	(29,259)	(30,676)	(66,945)	(46,560)
Other comprehensive (income) loss attributable to noncontrolling interests	(299)	2,738	(598)	2,520
Comprehensive income attributable to Boston Properties, Inc.	$132,673	$134,156	$312,666	$235,104
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2017	154,325	$1,543	$200,000	$6,377,908	$(712,343)	$(2,722)	$(50,429)	$2,288,499	$8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—	—	563	5,496
Redemption of operating partnership units to common stock	35	1	—	1,195	—	—	—	(1,196)	—
Allocated net income for the year	—	—	—	—	309,932	—	—	66,945	376,877
Dividends/distributions declared	—	—	—	—	(252,269)	—	—	(28,708)	(280,977)
Shares issued pursuant to stock purchase plan	3	—	—	429	—	—	—	—	429
Net activity from stock option and incentive plan	49	—	—	600	—	—	—	21,530	22,130
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	27,532	27,532
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(44,033)	(44,033)
Amortization of interest rate contracts	—	—	—	—	—	—	2,734	598	3,332
Reallocation of noncontrolling interest	—	—	—	11,328	—	—	—	(11,328)	—
Equity, June 30, 2018	154,412	$1,544	$200,000	$6,391,460	$(649,747)	$(2,722)	$(47,695)	$2,320,402	$8,213,242

Equity, December 31, 2016	153,790	$1,538	$200,000	$6,333,424	$(693,694)	$(2,722)	$(52,251)	$2,145,629	$7,931,924
Redemption of operating partnership units to common stock	481	5	—	16,417	—	—	—	(16,422)	—
Allocated net income for the year	—	—	—	—	236,014	—	—	46,560	282,574
Dividends/distributions declared	—	—	—	—	(236,368)	—	—	(26,977)	(263,345)
Shares issued pursuant to stock purchase plan	3	—	—	373	—	—	—	—	373
Net activity from stock option and incentive plan	34	—	—	1,980	—	—	—	19,188	21,168
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	(2,035)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	133,072	133,072
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(26,949)	(26,949)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,301)	(2,832)	(6,133)
Amortization of interest rate contracts	—	—	—	—	—	—	2,391	312	2,703
Reallocation of noncontrolling interest	—	—	—	10,840	—	—	—	(10,840)	—
Equity, June 30, 2017	154,308	$1,543	$200,000	$6,363,034	$(694,320)	$(2,722)	$(53,161)	$2,258,978	$8,073,352

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$376,877	$282,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	322,214	311,124
Non-cash compensation expense	23,243	19,237
Income from unconsolidated joint ventures	(1,230)	(6,192)
Distributions of net cash flow from operations of unconsolidated joint ventures	1,663	2,905
Gains from investments in securities	(379)	(1,772)
Gains from early extinguishments of debt	—	(14,354)
Non-cash portion of interest expense	10,607	(11,979)
Gains on sales of real estate	(114,689)	(3,900)
Change in assets and liabilities:
Tenant and other receivables, net	33,012	2,033
Accrued rental income, net	(45,759)	(19,348)
Prepaid expenses and other assets	(4,641)	36,223
Accounts payable and accrued expenses	(9,899)	(2,608)
Accrued interest payable	12,999	(158,761)
Other liabilities	11,571	(33,121)
Tenant leasing costs	(54,743)	(37,252)
Total adjustments	183,969	82,235
Net cash provided by operating activities	560,846	364,809
Cash flows from investing activities:
Acquisition of real estate	—	(15,953)
Construction in progress	(380,565)	(297,747)
Building and other capital improvements	(96,730)	(100,808)
Tenant improvements	(83,982)	(107,533)
Proceeds from sales of real estate	141,249	17,049
Capital contributions to unconsolidated joint ventures	(65,250)	(41,491)
Investments in securities, net	(523)	(1,195)
Net cash used in investing activities	(485,801)	(547,678)

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	2,300,000
Repayments of mortgage notes payable	(9,192)	(1,308,708)
Borrowings on unsecured line of credit	345,000	430,000
Repayments of unsecured line of credit	(390,000)	(430,000)
Proceeds from unsecured term loan	500,000	—
Repayments of mezzanine notes payable	—	(306,000)
Repayments of outside members’ notes payable	—	(70,424)
Payments on capital lease obligations	—	(548)
Payments on real estate financing transactions	(960)	(1,013)
Deposit on mortgage note payable interest rate lock	—	(23,200)
Return of deposit on mortgage note payable interest rate lock	—	23,200
Deferred financing costs	(263)	(43,635)
Debt prepayment and extinguishment costs	—	(90)
Net proceeds from equity transactions	(684)	(181)
Dividends and distributions	(280,754)	(263,221)
Contributions from noncontrolling interests in property partnerships	27,532	23,496
Distributions to noncontrolling interests in property partnerships	(44,033)	(27,115)
Net cash provided by financing activities	146,646	302,561
Net increase in cash and cash equivalents and cash held in escrows	221,691	119,692
Cash and cash equivalents and cash held in escrows, beginning of period	505,369	420,088
Cash and cash equivalents and cash held in escrows, end of period	$727,060	$539,780

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$434,767	$356,914
Cash held in escrows, beginning of period	70,602	63,174
Cash and cash equivalents and cash held in escrows, beginning of period	$505,369	$420,088

Cash and cash equivalents, end of period	$472,555	$492,435
Cash held in escrows, end of period	254,505	47,345
Cash and cash equivalents and cash held in escrows, end of period	$727,060	$539,780

Supplemental disclosures:
Cash paid for interest	$192,898	$388,045
Interest capitalized	$34,999	$26,628
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(78,900)	$(86,135)
Additions to real estate included in accounts payable and accrued expenses	$326	$22,994
Real estate acquired through capital lease	$—	$28,962
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$—	$109,576
Dividends and distributions declared but not paid	$139,263	$130,432
Conversions of noncontrolling interests to stockholders’ equity	$1,196	$16,422
Issuance of restricted securities to employees	$37,342	$35,945
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,358,363 and $7,172,718 at June 30, 2018 and December 31, 2017, respectively)	$21,118,909	$20,685,164
Less: accumulated depreciation (amounts related to VIEs of $(910,381) and $(854,172) at June 30, 2018 and December 31, 2017, respectively)	(4,649,907)	(4,496,959)
Total real estate	16,469,002	16,188,205
Cash and cash equivalents (amounts related to VIEs of $277,252 and $304,955 at June 30, 2018 and December 31, 2017, respectively)	472,555	434,767
Cash held in escrows (amounts related to VIEs of $6,099 and $6,135 at June 30, 2018 and December 31, 2017, respectively)	254,505	70,602
Investments in securities	30,063	29,161
Tenant and other receivables (amounts related to VIEs of $17,130 and $27,057 at June 30, 2018 and December 31, 2017, respectively)	63,660	92,186
Accrued rental income (amounts related to VIEs of $268,120 and $242,589 at June 30, 2018 and December 31, 2017, respectively)	912,652	861,575
Deferred charges, net (amounts related to VIEs of $264,973 and $281,678 at June 30, 2018 and December 31, 2017, respectively)	678,319	679,038
Prepaid expenses and other assets (amounts related to VIEs of $34,853 and $33,666 at June 30, 2018 and December 31, 2017, respectively)	85,972	77,971
Investments in unconsolidated joint ventures	682,507	619,925
Total assets	$19,649,235	$19,053,430
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,934,336 and $2,939,183 at June 30, 2018 and December 31, 2017, respectively)	$2,972,052	$2,979,281
Unsecured senior notes, net	7,251,578	7,247,330
Unsecured line of credit	—	45,000
Unsecured term loan	498,248	—
Accounts payable and accrued expenses (amounts related to VIEs of $80,098 and $106,683 at June 30, 2018 and December 31, 2017, respectively)	327,067	331,500
Distributions payable	139,263	139,040
Accrued interest payable (amounts related to VIEs of $6,669 and $6,907 at June 30, 2018 and December 31, 2017, respectively)	96,844	83,646
Other liabilities (amounts related to VIEs of $183,114 and $164,806 at June 30, 2018 and December 31, 2017, respectively)	462,869	443,980
Total liabilities	11,747,921	11,269,777
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,831,182 and 16,810,378 common units and 992,387 and 818,343 long term incentive units outstanding at redemption value at June 30, 2018 and December 31, 2017, respectively	2,235,432	2,292,263
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at June 30, 2018 and December 31, 2017	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,722,351 and 1,719,540 general partner units and 152,689,178 and 152,605,746 limited partner units outstanding at June 30, 2018 and December 31, 2017, respectively	3,773,078	3,614,007
Noncontrolling interests in property partnerships	1,699,181	1,683,760
Total capital	5,665,882	5,491,390
Total liabilities and capital	$19,649,235	$19,053,430

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$516,439	$520,542	$1,035,946	$1,024,104
Recoveries from tenants	95,259	89,163	190,377	178,327
Parking and other	26,904	26,462	53,038	52,072
Total rental revenue	638,602	636,167	1,279,361	1,254,503
Hotel revenue	14,607	13,375	23,709	20,795
Development and management services	9,305	7,365	17,710	13,837
Direct reimbursements of payroll and related costs from management services contracts	1,970	—	4,855	—
Total revenue	664,484	656,907	1,325,635	1,289,135
Expenses
Operating
Rental	237,790	230,454	478,119	458,741
Hotel	8,741	8,404	16,814	15,495
General and administrative	28,468	27,141	64,362	58,527
Payroll and related costs from management services contracts	1,970	—	4,855	—
Transaction costs	474	299	495	333
Depreciation and amortization	154,474	149,834	318,327	306,892
Total expenses	431,917	416,132	882,972	839,988
Operating income	232,567	240,775	442,663	449,147
Other income (expense)
Income from unconsolidated joint ventures	769	3,108	1,230	6,192
Interest and other income	2,579	1,504	4,227	2,118
Gains from investments in securities	505	730	379	1,772
Gains from early extinguishments of debt	—	14,354	—	14,354
Interest expense	(92,204)	(95,143)	(182,424)	(190,677)
Income before gains on sales of real estate	144,216	165,328	266,075	282,906
Gains on sales of real estate	18,770	4,344	117,677	4,477
Net income	162,986	169,672	383,752	287,383
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(14,400)	(15,203)	(31,634)	(19,627)
Net income attributable to Boston Properties Limited Partnership	148,586	154,469	352,118	267,756
Preferred distributions	(2,625)	(2,625)	(5,250)	(5,250)
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,961	$151,844	$346,868	$262,506
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.85	$0.88	$2.02	$1.53
Weighted average number of common units outstanding	171,916	171,675	171,892	171,628
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.85	$0.88	$2.01	$1.53
Weighted average number of common and common equivalent units outstanding	172,072	171,829	172,130	171,882

Distributions per common unit	$0.80	$0.75	$1.60	$1.50
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$162,986	$169,672	$383,752	$287,383
Other comprehensive income (loss):
Effective portion of interest rate contracts	—	(6,313)	—	(6,133)
Amortization of interest rate contracts (1)	1,666	1,397	3,332	2,703
Other comprehensive income (loss)	1,666	(4,916)	3,332	(3,430)
Comprehensive income	164,652	164,756	387,084	283,953
Comprehensive income attributable to noncontrolling interests	(14,544)	(12,715)	(31,922)	(17,211)
Comprehensive income attributable to Boston Properties Limited Partnership	$150,108	$152,041	$355,162	$266,742
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2017	$3,807,630
Cumulative effect of a change in accounting principle	4,933
Contributions	1,685
Net income allocable to general and limited partner units	316,807
Distributions	(252,269)
Other comprehensive income	2,734
Unearned compensation	(656)
Conversion of redeemable partnership units	1,196
Adjustment to reflect redeemable partnership units at redemption value	84,641
Balance at June 30, 2018	$3,966,701

Balance at December 31, 2016	$3,811,717
Contributions	4,682
Net income allocable to general and limited partner units	240,823
Distributions	(236,368)
Other comprehensive loss	(910)
Cumulative effect of a change in accounting principle	(272)
Unearned compensation	(2,329)
Conversion of redeemable partnership units	16,422
Adjustment to reflect redeemable partnership units at redemption value	92,740
Balance at June 30, 2017	$3,926,505

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$383,752	$287,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,327	306,892
Non-cash compensation expense	23,243	19,237
Income from unconsolidated joint ventures	(1,230)	(6,192)
Distributions of net cash flow from operations of unconsolidated joint ventures	1,663	2,905
Gains from investments in securities	(379)	(1,772)
Gains from early extinguishments of debt	—	(14,354)
Non-cash portion of interest expense	10,607	(11,979)
Gains on sales of real estate	(117,677)	(4,477)
Change in assets and liabilities:
Tenant and other receivables, net	33,012	2,033
Accrued rental income, net	(45,759)	(19,348)
Prepaid expenses and other assets	(4,641)	36,223
Accounts payable and accrued expenses	(9,899)	(2,608)
Accrued interest payable	12,999	(158,761)
Other liabilities	11,571	(33,121)
Tenant leasing costs	(54,743)	(37,252)
Total adjustments	177,094	77,426
Net cash provided by operating activities	560,846	364,809
Cash flows from investing activities:
Acquisition of real estate	—	(15,953)
Construction in progress	(380,565)	(297,747)
Building and other capital improvements	(96,730)	(100,808)
Tenant improvements	(83,982)	(107,533)
Proceeds from sales of real estate	141,249	17,049
Capital contributions to unconsolidated joint ventures	(65,250)	(41,491)
Investments in securities, net	(523)	(1,195)
Net cash used in investing activities	(485,801)	(547,678)

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	2,300,000
Repayments of mortgage notes payable	(9,192)	(1,308,708)
Borrowings on unsecured line of credit	345,000	430,000
Repayments of unsecured line of credit	(390,000)	(430,000)
Proceeds from unsecured term loan	500,000	—
Repayments of mezzanine notes payable	—	(306,000)
Repayments of outside members’ notes payable	—	(70,424)
Payments on capital lease obligations	—	(548)
Payments on real estate financing transaction	(960)	(1,013)
Deposit on mortgage note payable interest rate lock	—	(23,200)
Return of deposit on mortgage note payable interest rate lock	—	23,200
Deferred financing costs	(263)	(43,635)
Debt prepayment and extinguishment costs	—	(90)
Net proceeds from equity transactions	(684)	(181)
Distributions	(280,754)	(263,221)
Contributions from noncontrolling interests in property partnerships	27,532	23,496
Distributions to noncontrolling interests in property partnerships	(44,033)	(27,115)
Net cash provided by financing activities	146,646	302,561
Net increase in cash and cash equivalents and cash held in escrows	221,691	119,692
Cash and cash equivalents and cash held in escrows, beginning of period	505,369	420,088
Cash and cash equivalents and cash held in escrows, end of period	$727,060	$539,780

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$434,767	$356,914
Cash held in escrows, beginning of period	70,602	63,174
Cash and cash equivalents and cash held in escrows, beginning of period	$505,369	$420,088

Cash and cash equivalents, end of period	$472,555	$492,435
Cash held in escrows, end of period	254,505	47,345
Cash and cash equivalents and cash held in escrows, end of period	$727,060	$539,780

Supplemental disclosures:
Cash paid for interest	$192,898	$388,045
Interest capitalized	$34,999	$26,628
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(78,900)	$(85,525)
Additions to real estate included in accounts payable and accrued expenses	$326	$22,994
Real estate acquired through capital lease	$—	$28,962
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$—	$109,576
Distributions declared but not paid	$139,263	$130,432
Conversions of redeemable partnership units to partners’ capital	$1,196	$16,422
Issuance of restricted securities to employees	$37,342	$35,945

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at June 30, 2018 owned an approximate 89.7% (89.7% at December 31, 2017) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

•	common units of partnership interest (also referred to as “OP Units”),

•	long term incentive units of partnership interest (also referred to as “LTIP Units”), and

•	preferred units of partnership interest (also referred to as “Preferred Units”).
Unless specifically noted otherwise, all references to OP Units exclude units held by Boston Properties, Inc. A holder of an OP Unit may present such OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership is obligated to redeem the OP Unit for cash equal to the value of a share of common stock of Boston Properties, Inc. (“Common Stock”). In lieu of a cash redemption, Boston Properties, Inc. may elect to acquire the OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that Boston Properties, Inc. owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.
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
At June 30, 2018, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 8).
Properties
At June 30, 2018, the Company owned or had interests in a portfolio of 178 commercial real estate properties (the “Properties”) aggregating approximately 50.2 million net rentable square feet of primarily Class A office properties, including twelve properties under construction/redevelopment totaling approximately 6.0 million net rentable square feet. At June 30, 2018, the Properties consisted of:

Table of Content

•	166 office properties (including nine properties under construction/redevelopment);

•	six residential properties (including three properties under construction);

•	five retail properties; and

•	one hotel.
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
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a Level 1 basis (as defined in Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures," the accounting standards for Fair Value Measurements and Disclosures) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s mortgage notes payable are categorized at a Level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit or unsecured term loan, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and Boston Properties Limited Partnership's specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input.

Table of Content

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s mortgage notes payable, net, unsecured line of credit, unsecured term loan, net and unsecured senior notes, net and the Company’s corresponding estimate of fair value as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Mortgage notes payable, net	$2,972,052	$2,938,167	$2,979,281	$3,042,920
Unsecured senior notes, net	7,251,578	7,188,261	7,247,330	7,461,615
Unsecured line of credit	—	—	45,000	45,000
Unsecured term loan, net	498,248	500,181	—	—
Total	$10,721,878	$10,626,609	$10,271,611	$10,549,535

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
Consolidated Variable Interest Entities
As of June 30, 2018, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. The VIEs own (1) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) Salesforce Tower, which was partially placed in-service on December 1, 2017.
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
New Accounting Pronouncements
New Accounting Pronouncements Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core

Table of Content

principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. The five-step analysis consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption was permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09 and notes that lease contracts with customers are a scope exception. ASU 2014-09 was effective for the Company for reporting periods beginning after December 15, 2017.
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
The Company disaggregates its revenue by source within its Consolidated Statements of Operations. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing space to tenants at its properties. As a result, the majority of the Company’s revenue is accounted for pursuant to ASC 840 “Leases” (“ASC 840”) and is reflected within Base Rent in the Consolidated Statements of Operations. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recognized under the guidance within ASC 840 until the adoption of ASC 842 "Leases" in 2019 at which time it may fall within the guidance under ASC 606 (see New Accounting Pronouncements Issued but not yet Adopted "Leases").
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
Development and management services revenue is earned from unconsolidated joint venture entities and third party property owners. The Company determined that the performance obligations associated with its development services contracts are satisfied over time and that the Company would recognize its development services revenue under the output method evenly over time from the development commencement date through the substantial completion date of the development management services project due to the stand-ready nature of the contracts. Significant judgments impacting the amount and timing of revenue recognized from the Company's

Table of Content

development services contracts include estimates of total development project costs from which the fees are typically derived and estimates of the period of time until substantial completion of the development project, the period of time over which the development services are required to be performed. As a result, the pattern of revenue recognized over time under ASC 606 differs from the Company’s previous accounting. The Company recognizes development fees earned from unconsolidated joint venture projects equal to its cost plus profit to the extent of the third party partners’ ownership interest. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The revenue recognized under property management services contracts is recognized consistent with the Company's previous accounting.
ASU 2014-09 also updates the principal versus agent considerations and as a result the Company determined that amounts reimbursed for payroll and related costs received from unconsolidated joint venture entities and third party property owners in connection with management services contracts should be reflected on a gross basis instead of on a net basis as the Company has determined that it is the principal under these arrangements. During the three and six months ended June 30, 2018, the Company recognized approximately $2.0 million and $4.9 million, respectively, of expenses consisting of payroll and related costs from management services contracts and recognized corresponding revenue of approximately $2.0 million and $4.9 million, respectively, reflecting the direct reimbursements of such costs from the unconsolidated joint venture entities and third party property owners.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”). ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 also requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances are required to disclose the nature of the restrictions. ASU 2016-18 was effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 did not have a material impact on the Company’s consolidated financial statements. The retrospective adoption of ASU 2016-18 resulted in a decrease to net cash provided by operating activities totaling approximately $7.5 million, an increase to net cash used in investing activities totaling approximately $8.2 million, a decrease to net cash provided by financing activities totaling approximately $0.1 million, and a corresponding decrease to the net increase in cash and cash equivalents and cash held in escrows totaling approximately $15.8 million from amounts previously reported for the six months ended June 30, 2017. Cash held in escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. Cash held in escrows also include cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, in connection with sales of the Company’s properties.
Sales of Real Estate

Table of Content

In February 2017, the FASB issued ASU No. 2017-05, “Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”). ASU 2017-05 updates the definition of an “in substance nonfinancial asset” and clarifies the derecognition guidance for nonfinancial assets to conform with the new revenue recognition standard. The effective date and transition methods of ASU 2017-05 are aligned with ASU 2014-09 described above and were effective for the first interim period within annual reporting periods beginning after December 15, 2017. The Company adopted ASU 2017-05 effective January 1, 2018 using the modified retrospective approach. The adoption of ASU 2017-05 did not have a material impact on the Company's consolidated financial statements. See also Note 3.
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 also makes certain targeted improvements to simplify the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements. As of June 30, 2018, the Company does not have any outstanding hedges, but continues to reclassify into earnings as an increase primarily to interest expense approximately $1.7 million per quarter relating to previously settled interest rate contracts.
New Accounting Pronouncements Issued but not yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective approach. The Company is in the process of evaluating whether it will elect to apply the practical expedients. The Company is in the process of adopting ASU 2016-02 and its project team has compiled an inventory of its leases that will be impacted by the adoption of ASU 2016-02. The Company continues to assess the impact of adopting ASU 2016-02. However, the Company will account for operating leases under which it is the lessor on its balance sheet in a manner similar to its current accounting with the underlying leased asset recognized as real estate. On July 30, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), that allows lessors to elect, as a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (ASC 606) and both of the following are met:

1.	The timing and pattern of transfer of the nonlease component(s) and associated lease components are the same.

2.	The lease component, if accounted for separately, would be classified as an operating lease.

Table of Content

If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with ASC 606. Certain disclosures are required if applying this practical expedient. The Company’s project team is evaluating this recently issued ASU 2018-11. For leases in which the Company is the lessee, primarily consisting of ground leases, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense over the term of the lease. In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, the Company will no longer be able to capitalize legal costs and internal leasing wages and instead will be required to expense these and other non-incremental costs as incurred. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842.  An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for ASU 2018-01 are the same as the effective date and transition requirements in ASU 2016-02. The Company plans to elect this practical expedient and has gathered its inventory and is in the process of drafting procedures and controls.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land	$5,108,880	$5,080,679
Land held for future development (1)	210,902	204,925
Buildings and improvements	12,720,779	12,284,164
Tenant improvements	2,278,755	2,219,608
Furniture, fixtures and equipment	44,164	37,928
Construction in progress	1,163,040	1,269,338
Total	21,526,520	21,096,642
Less: Accumulated depreciation	(4,745,590)	(4,589,634)
	$16,780,930	$16,507,008
_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land	$5,005,471	$4,976,303
Land held for future development (1)	210,902	204,925
Buildings and improvements	12,416,577	11,977,062
Tenant improvements	2,278,755	2,219,608
Furniture, fixtures and equipment	44,164	37,928
Construction in progress	1,163,040	1,269,338
Total	21,118,909	20,685,164
Less: Accumulated depreciation	(4,649,907)	(4,496,959)
	$16,469,002	$16,188,205
_______________

(1)	Includes pre-development costs.

Table of Content

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
On January 31, 2018, the Company partially placed in-service its Signature at Reston development project comprised of 508 apartment units and retail space aggregating approximately 518,000 square feet located in Reston, Virginia. This project was completed and fully placed in-service on June 7, 2018.
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
On June 20, 2018, the Company partially placed in-service its Proto Kendall Square development project comprised of 280 apartment units and retail space aggregating approximately 167,000 square feet located in Cambridge, Massachusetts.
Dispositions
On January 9, 2018, the Company completed the sale of its 500 E Street, S.W. property located in Washington, DC for a net contract sale price of approximately $118.6 million. Net cash proceeds totaled approximately $116.1 million, resulting in a gain on sale of real estate totaling approximately $96.4 million for Boston Properties, Inc. and approximately $98.9 million for Boston Properties Limited Partnership. 500 E Street, S.W. is an approximately 262,000 net rentable square foot Class A office property. 500 E Street, S.W. contributed approximately $0.1 million of net income to the Company for the period from January 1, 2018 through January 8, 2018 and contributed approximately $1.6 million and $3.2 million of net income to the Company for the three and six months ended June 30, 2017, respectively.

On May 24, 2018, the Company completed the sale of its 91 Hartwell Avenue property located in Lexington, Massachusetts for a gross sale price of approximately $22.2 million. Net cash proceeds totaled approximately $21.7 million, resulting in a gain on sale of real estate totaling approximately $15.5 million for Boston Properties, Inc. and approximately $15.9 million for Boston Properties Limited Partnership. 91 Hartwell Avenue is an approximately 119,000 net rentable square foot Class A office property. 91 Hartwell Avenue contributed approximately $0.1 million and $0.3 million of net income to the Company for the period from April 1, 2018 through May 23, 2018 and the period from January 1, 2018 through May 23, 2018, respectively, and contributed approximately $0.1 million and $0.3 million of net income to the Company for the three and six months ended June 30, 2017, respectively.

Table of Content

4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2018 and December 31, 2017:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			June 30, 2018	December 31, 2017
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(7,371)	$(8,258)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		4,628	3,339
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(12,824)	(13,811)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	39,015	39,710
Annapolis Junction NFM, LLC	Annapolis Junction	50.0%	(4)	17,597	18,381
540 Madison Venture LLC	540 Madison Avenue	60.0%		66,385	66,179
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(4,416)	(3,876)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,646	42,657
Podium Developer LLC	The Hub on Causeway	50.0%		72,900	67,120
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%	(6)	38,958	28,212
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		2,046	1,690
1265 Main Office JV LLC	1265 Main Street	50.0%		4,413	4,641
BNY Tower Holdings LLC	Dock 72 at the Brooklyn Navy Yard	50.0%		71,651	72,104
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		253,864	254,440
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%	(6)	68,404	21,452
				$657,896	$593,980
 _______________

(1)
Investments with deficit balances aggregating approximately $24.6 million and $25.9 million at June 30, 2018 and December 31, 2017, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

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

Table of Content

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Real estate and development in process, net	$1,938,438	$1,768,996
Other assets	397,442	367,743
Total assets	$2,335,880	$2,136,739
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$1,524,951	$1,437,440
Other liabilities	126,179	99,215
Members’/Partners’ equity	684,750	600,084
Total liabilities and members’/partners’ equity	$2,335,880	$2,136,739
Company’s share of equity	$349,576	$286,495
Basis differentials (1)	308,320	307,485
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$657,896	$593,980
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At June 30, 2018 and December 31, 2017, there was an aggregate basis differential of approximately $319.7 million and $322.5 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $24.6 million and $25.9 million at June 30, 2018 and December 31, 2017, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total revenue (1)	$57,096	$55,862	$113,582	$110,623
Expenses
Operating	22,868	22,103	45,717	44,182
Depreciation and amortization	14,527	14,224	29,252	28,533
Total expenses	37,395	36,327	74,969	72,715
Operating income	19,701	19,535	38,613	37,908
Other expense
Interest expense	14,708	9,427	29,132	18,727
Net income	$4,993	$10,108	$9,481	$19,181

Company’s share of net income	$2,105	$4,344	$3,931	$8,667
Basis differential (2)	(1,336)	(1,236)	(2,701)	(2,475)
Income from unconsolidated joint ventures	$769	$3,108	$1,230	$6,192

Table of Content

 _______________

(1)
Includes straight-line rent adjustments of approximately $3.2 million and $4.3 million for the three months ended June 30, 2018 and 2017, respectively, and $5.0 million and $11.3 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
Includes straight-line rent adjustments of approximately $0.7 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, and $1.4 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million and $0.4 million for the three months ended June 30, 2018 and 2017, respectively, and $0.8 million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively.

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
5. Debt
Credit Facility
On April 24, 2017, Boston Properties Limited Partnership amended and restated its unsecured revolving credit agreement (as amended and restated, the "2017 Credit Facility"). Among other things, the 2017 Credit Facility (1) increased the total commitment of the revolving line of credit (the "Revolving Facility") from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the "Delayed Draw Facility") that permits Boston Properties Limited Partnership to draw until the first anniversary of the closing date. Based on Boston Properties Limited Partnership’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 82.5 basis points and 90 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.125% per annum.
On April 24, 2018, Boston Properties Limited Partnership exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on Boston Properties Limited Partnership's current credit rating and matures on April 24, 2022.
As of June 30, 2018, Boston Properties Limited Partnership had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings outstanding under its Revolving Facility and outstanding letters of credit totaling approximately $1.6 million, with the ability to borrow approximately $1.5 billion.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $9.3 million.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners.

Table of Content

From time to time, under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, either the Company or its partners will be entitled to an additional promoted interest or payments. See also Note 7.
From time to time, the Company (or ventures in which the Company has an ownership interest) has agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders, tenants and other third parties for the completion of development projects. The Company has agreements with its outside partners whereby the partners agree to reimburse the joint venture for their share of any payments made under the guarantee. In some cases, the Company earns a fee from the applicable joint venture for providing the guarantee.
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2018, the maximum funding obligation under the guarantee was approximately $144.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of June 30, 2018, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company's partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of June 30, 2018, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, 2015 and 2016, the Company received distributions of approximately $7.7 million, $8.1 million and $1.4 million, respectively. On May 19, 2017, the Company received a fifth interim distribution totaling approximately $0.4 million, leaving a remaining claim of approximately $27.6 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at June 30, 2018.
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

Table of Content

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

Table of Content

indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.
7. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2018, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,831,182 OP Units, 992,387 LTIP Units (including 118,067 2012 OPP Units, 68,889 2013 MYLTIP Units, 23,187 2014 MYLTIP Units and 28,724 2015 MYLTIP Units), 471,579 2016 MYLTIP Units, 398,871 2017 MYLTIP Units and 341,366 2018 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the six months ended June 30, 2018, 34,741 OP Units were presented by the holders for redemption (including 31,741 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At June 30, 2018, Boston Properties Limited Partnership had outstanding 471,579 2016 MYLTIP Units, 398,871 2017 MYLTIP Units and 341,366 2018 MYLTIP Units. Prior to the applicable measurement date (February 9, 2019 for 2016 MYLTIP Units, February 6, 2020 for 2017 MYLTIP Units and February 5, 2021 for the 2018 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 29, 2018	July 31, 2018	$0.80	$0.080
March 29, 2018	April 30, 2018	$0.80	$0.080
December 29, 2017	January 30, 2018	$0.80	$0.080
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at June 30, 2018 was approximately $2.2 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $125.42 per share on June 29, 2018.

Table of Content

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable partnership units of Boston Properties Limited Partnership for the six months ended June 30, 2018 and 2017 (in thousands):

Balance at December 31, 2017	$2,292,263
Contributions	34,973
Net income	35,311
Distributions	(28,708)
Conversion of redeemable partnership units	(1,196)
Unearned compensation	(13,443)
Cumulative effect of a change in accounting principle	563
Other comprehensive income	310
Adjustment to reflect redeemable partnership units at redemption value	(84,641)
Balance at June 30, 2018	$2,235,432

Balance at December 31, 2016	$2,262,040
Contributions	31,532
Net income	26,933
Distributions	(26,977)
Conversion of redeemable partnership units	(16,422)
Unearned compensation	(12,344)
Cumulative effect of a change in accounting principle	(1,763)
Other comprehensive loss	(104)
Adjustment to reflect redeemable partnership units at redemption value	(92,740)
Balance at June 30, 2017	$2,170,155
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at June 30, 2018 and December 31, 2017, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the original venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company earns a preferred return equal to LIBOR plus 3.00% per annum and is payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of June 30, 2018, the Company had contributed an aggregate of approximately $20.7 million of preferred equity to the venture. Also, under the joint venture agreement, (a) from and after the stabilization date, the partner has the right to cause the Company to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, the Company has the right to acquire all (but not less than all) of the partner’s interest, in each case at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns are achieved the partner will be entitled to receive an additional promoted interest.  The term stabilization date is defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent.  The stabilization date is expected to occur in the second half of 2018.

Table of Content

The following table reflects the activity of the noncontrolling interests—property partnerships for the six months ended June 30, 2018 and 2017 (in thousands):

Balance at December 31, 2017	$1,683,760
Capital contributions	27,532
Net income	31,634
Accumulated other comprehensive income	288
Distributions	(44,033)
Balance at June 30, 2018	$1,699,181

Balance at December 31, 2016	$1,530,647
Capital contributions	133,072
Net income	19,627
Accumulated other comprehensive loss	(2,416)
Distributions	(26,949)
Balance at June 30, 2017	$1,653,981

8. Stockholders’ Equity / Partners’ Capital
As of June 30, 2018, Boston Properties, Inc. had 154,411,529 shares of Common Stock outstanding.
As of June 30, 2018, Boston Properties, Inc. owned 1,722,351 general partnership units and 152,689,178 limited partnership units of Boston Properties Limited Partnership.
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
During the six months ended June 30, 2018, Boston Properties, Inc. issued 34,741 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2018:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 29, 2018	July 31, 2018	$0.80	$0.80
March 29, 2018	April 30, 2018	$0.80	$0.80
December 29, 2017	January 30, 2018	$0.80	$0.80
Preferred Stock
As of June 30, 2018, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.

Table of Content

The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2018:

Record Date	Payment Date	Dividend (Per Share)
August 3, 2018	August 15, 2018	$32.8125
May 4, 2018	May 15, 2018	$32.8125
February 2, 2018	February 15, 2018	$32.8125

9. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership's LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of Boston Properties, Inc. using the two-class method. Participating securities are included in the computation of diluted EPS of Boston Properties, Inc. using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units required, and the 2016-2018 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties, Inc. excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for the Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$128,681	154,415	$0.83
Allocation of undistributed earnings to participating securities	(16)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$128,665	154,415	$0.83
Effect of Dilutive Securities:
Stock Based Compensation	—	156	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$128,665	154,571	$0.83

Table of Content

	Three months ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$133,709	154,177	$0.87
Allocation of undistributed earnings to participating securities	(43)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$133,666	154,177	$0.87
Effect of Dilutive Securities:
Stock Based Compensation	—	154	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$133,666	154,331	$0.87

	Six months ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$304,682	154,400	$1.97
Allocation of undistributed earnings to participating securities	(142)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$304,540	154,400	$1.97
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$304,540	154,638	$1.97

	Six months ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$230,764	154,019	$1.50
Allocation of undistributed earnings to participating securities	(9)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$230,755	154,019	$1.50
Effect of Dilutive Securities:
Stock Based Compensation	—	254	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$230,755	154,273	$1.50

Table of Content

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units required, and the 2016-2018 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,501,000 and 17,498,000 redeemable common units for the three months ended June 30, 2018 and 2017, respectively, and 17,492,000 and 17,609,000 redeemable common units for the six months ended June 30, 2018 and 2017, respectively.

	Three months ended June 30, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,961	171,916	$0.85
Allocation of undistributed earnings to participating securities	(18)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,943	171,916	$0.85
Effect of Dilutive Securities:
Stock Based Compensation	—	156	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,943	172,072	$0.85

Table of Content

	Three months ended June 30, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,844	171,675	$0.88
Allocation of undistributed earnings to participating securities	(48)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,796	171,675	$0.88
Effect of Dilutive Securities:
Stock Based Compensation	—	154	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$151,796	171,829	$0.88

	Six months ended June 30, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$346,868	171,892	$2.02
Allocation of undistributed earnings to participating securities	(158)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$346,710	171,892	$2.02
Effect of Dilutive Securities:
Stock Based Compensation	—	238	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$346,710	172,130	$2.01

	Six months ended June 30, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$262,506	171,628	$1.53
Allocation of undistributed earnings to participating securities	(10)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$262,496	171,628	$1.53
Effect of Dilutive Securities:
Stock Based Compensation	—	254	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$262,496	171,882	$1.53

Table of Content

10. Stock Option and Incentive Plan
On February 6, 2018, Boston Properties, Inc.’s Compensation Committee approved the 2018 MYLTIP awards under Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the "2012 Plan") to certain officers and employees of Boston Properties, Inc. The 2018 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the Nareit Office Index adjusted to include Vornado Realty Trust (50% weight). For 2018 MYLTIP awards, levels of payout opportunity will range from zero for relative TSR performance that is at least 1,000 basis points below the index, 100% of target if the Company's TSR equals the index return, 200% of target if the Company's TSR is equal to or greater than 1,000 basis points above the index to a maximum of 200% of target value, on a straight-line basis, depending on the value and linear interpolation between zero and maximum. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is 0% or less and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is 12% or more even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards.
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
During the six months ended June 30, 2018, Boston Properties, Inc. issued 20,320 shares of restricted common stock and Boston Properties Limited Partnership issued 205,838 LTIP Units and 342,659 2018 MYLTIP Units to employees under the 2012 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2018 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the six months ended June 30, 2018 were valued at approximately $2.4 million ($119.27 per share weighted-average). The LTIP Units granted were valued at approximately $22.7 million (approximately $110.29 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.63% and an expected price volatility of 27.0%. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units,

Table of Content

2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units was approximately $7.9 million and $7.9 million for the three months ended June 30, 2018 and 2017, respectively, and $22.1 million and $18.1 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, there was (1) an aggregate of approximately $31.7 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2015 MYLTIP Units and (2) an aggregate of approximately $22.4 million of unrecognized compensation expense related to unvested 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.6 years.
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three and six months ended June 30, 2018 and 2017.
Boston Properties, Inc.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$128,681	$133,709	$304,682	$230,764
Add:
Preferred dividends	2,625	2,625	5,250	5,250
Noncontrolling interest—common units of Boston Properties Limited Partnership	14,859	15,473	35,311	26,933
Noncontrolling interests in property partnerships	14,400	15,203	31,634	19,627
Interest expense	92,204	95,143	182,424	190,677
Depreciation and amortization expense	156,417	151,919	322,214	311,124
Transaction costs	474	299	495	333
Payroll and related costs from management services contracts	1,970	—	4,855	—
General and administrative expense	28,468	27,141	64,362	58,527
Less:
Gains on sales of real estate	18,292	3,767	114,689	3,900
Gains from early extinguishments of debt	—	14,354	—	14,354
Gains from investments in securities	505	730	379	1,772
Interest and other income	2,579	1,504	4,227	2,118
Income from unconsolidated joint ventures	769	3,108	1,230	6,192
Direct reimbursements of payroll and related costs from management services contracts	1,970	—	4,855	—
Development and management services revenue	9,305	7,365	17,710	13,837
Net Operating Income	$406,678	$410,684	$808,137	$801,062

Table of Content

Boston Properties Limited Partnership

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,961	$151,844	$346,868	$262,506
Add:
Preferred distributions	2,625	2,625	5,250	5,250
Noncontrolling interests in property partnerships	14,400	15,203	31,634	19,627
Interest expense	92,204	95,143	182,424	190,677
Depreciation and amortization expense	154,474	149,834	318,327	306,892
Transaction costs	474	299	495	333
Payroll and related costs from management services contracts	1,970	—	4,855	—
General and administrative expense	28,468	27,141	64,362	58,527
Less:
Gains on sales of real estate	18,770	4,344	117,677	4,477
Gains from early extinguishments of debt	—	14,354	—	14,354
Gains from investments in securities	505	730	379	1,772
Interest and other income	2,579	1,504	4,227	2,118
Income from unconsolidated joint ventures	769	3,108	1,230	6,192
Direct reimbursements of payroll and related costs from management services contracts	1,970	—	4,855	—
Development and management services revenue	9,305	7,365	17,710	13,837
Net Operating Income	$406,678	$410,684	$808,137	$801,062
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains on sales of real estate, gains from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding the Company's results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate

Table of Content

general and administrative expense, gains on sales of real estate, gains from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI as internal reporting addresses these items on a corporate level.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Office, Residential and Hotel.
Information by geographic area and property type (dollars in thousands):
For the three months ended June 30, 2018:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$207,810	$234,006	$93,482	$98,505	$633,803
Residential	1,195	—	—	3,604	4,799
Hotel	14,607	—	—	—	14,607
Total	223,612	234,006	93,482	102,109	653,209
% of Grand Totals	34.23%	35.83%	14.31%	15.63%	100.00%
Rental Expenses:
Office	77,147	91,838	31,214	34,678	234,877
Residential	706	—	—	2,207	2,913
Hotel	8,741	—	—	—	8,741
Total	86,594	91,838	31,214	36,885	246,531
% of Grand Totals	35.12%	37.26%	12.66%	14.96%	100.00%
Net operating income	$137,018	$142,168	$62,268	$65,224	$406,678
% of Grand Totals	33.69%	34.96%	15.31%	16.04%	100.00%
For the three months ended June 30, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$191,760	$251,844	$85,483	$102,870	$631,957
Residential	1,153	—	—	3,057	4,210
Hotel	13,375	—	—	—	13,375
Total	206,288	251,844	85,483	105,927	649,542
% of Grand Totals	31.76%	38.77%	13.16%	16.31%	100.00%
Rental Expenses:
Office	74,160	93,110	25,938	35,611	228,819
Residential	545	—	—	1,090	1,635
Hotel	8,404	—	—	—	8,404
Total	83,109	93,110	25,938	36,701	238,858
% of Grand Totals	34.79%	38.98%	10.86%	15.37%	100.00%
Net operating income	$123,179	$158,734	$59,545	$69,226	$410,684
% of Grand Totals	29.99%	38.65%	14.50%	16.86%	100.00%

Table of Content

For the six months ended June 30, 2018:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$412,807	$476,404	$183,375	$197,817	$1,270,403
Residential	2,347	—	—	6,611	8,958
Hotel	23,709	—	—	—	23,709
Total	438,863	476,404	183,375	204,428	1,303,070
% of Grand Totals	33.68%	36.56%	14.07%	15.69%	100.00%
Rental Expenses:
Office	157,471	185,600	58,842	71,021	472,934
Residential	1,220	—	—	3,965	5,185
Hotel	16,814	—	—	—	16,814
Total	175,505	185,600	58,842	74,986	494,933
% of Grand Totals	35.46%	37.50%	11.89%	15.15%	100.00%
Net operating income	$263,358	$290,804	$124,533	$129,442	$808,137
% of Grand Totals	32.59%	35.98%	15.41%	16.02%	100.00%
For the six months ended June 30, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$377,196	$493,414	$170,124	$205,603	$1,246,337
Residential	2,292	—	—	5,874	8,166
Hotel	20,795	—	—	—	20,795
Total	400,283	493,414	170,124	211,477	1,275,298
% of Grand Totals	31.39%	38.69%	13.34%	16.58%	100.00%
Rental Expenses:
Office	149,416	184,794	50,412	70,933	455,555
Residential	1,040	—	—	2,146	3,186
Hotel	15,495	—	—	—	15,495
Total	165,951	184,794	50,412	73,079	474,236
% of Grand Totals	34.99%	38.97%	10.63%	15.41%	100.00%
Net operating income	$234,332	$308,620	$119,712	$138,398	$801,062
% of Grand Totals	29.25%	38.53%	14.94%	17.28%	100.00%

12. Subsequent Events
On July 13, 2018, the Company entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City.  The Company owns a 25% interest in and will be the managing member of the joint venture.  The acquisition includes improvements consisting of excavation work and foundation elements that are currently being constructed on the site. The Company contributed cash totaling approximately $45.6 million at closing and will contribute in the future approximately $62.2 million for its initial capital contribution, a portion of which will fund the remaining costs to complete the foundation elements to grade for the future office building.  In addition, the Company has provided $80.0 million of mortgage financing to the joint venture which bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions.
On July 19, 2018, the Company completed the acquisition of Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a purchase price of approximately $627.5 million, including $11.5

Table of Content

million of seller funded leasing costs after the effective date of the purchase and sale agreement. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining, including renewal periods. The ground lease provides the Company with the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years. The acquisition was completed in a joint venture with Canada Pension Plan Investment Board, which invested approximately $147.4 million for a 45% ownership interest in the joint venture. The Company will provide customary operating, property management and leasing services to, and invested approximately $180.1 million in the joint venture. The acquisition was completed with $300.0 million of financing. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. At closing, the borrower under the loan, which is a subsidiary of the joint venture, entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts.
On July 27, 2018, the Company entered into a joint venture with its partner at The Hub on Causeway mixed-use development in Boston, Massachusetts to acquire the air rights for the development of an approximately 627,000 net rentable square foot Class A office tower at the site to be known as 100 Causeway Street. The joint venture entered into a lease agreement with an affiliate of Verizon Communications, Inc. under which Verizon will lease approximately 70% of the office tower for a term of 20 years. With the execution of the lease, the joint venture commenced development of the project. The Company will serve as co-development manager for the project. The joint venture partner contributed an air rights parcel and improvements, with a fair value of approximately $41.3 million, for its initial 50% interest in the joint venture. The Company contributed improvements totaling approximately $3.9 million and will contribute cash totaling approximately $37.4 million for its initial 50% interest.
On August 7, 2018, the Company entered into an agreement with a third party to (1) agree to share certain pre-development costs during the pre-lease period and (2) to agree to form a joint venture to thereafter own and develop a leasehold interest in 343 Madison Avenue located in New York City. The Company will serve as development manager of the project and will own a 55% interest in the joint venture. In 2016, the Company was selected by the Metropolitan Transportation Authority ("MTA") as the developer of the project and will enter into a pre-lease agreement and a 99-year ground lease with the MTA for the site. The site will support a Class A office tower with approximately 900,000 net rentable square feet. There can be no assurances that the transaction will be completed on the terms currently contemplated, or at all.

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

Table of Content

Outlook
The combination of general macroeconomic factors, specific circumstances and trends in our particular markets and the continued success of our development and leasing efforts leaves us optimistic for our industry generally and our company in particular. The outlook for 2018 GDP remains positive with growth projected by the Federal Reserve to reach approximately 2.8%. Job creation remains steady as the United States economy created approximately 630,000 jobs in the second quarter of 2018 and the unemployment rate rose slightly to approximately 4.0%. The Federal Reserve increased short-term interest rates in June by 25 basis points and the 10-year U.S. Treasury rate increased by a lesser amount during the quarter driven by low inflation and global market conditions. Though we expect additional interest rate increases by the Federal Reserve in 2018, we anticipate only modest increases in long-term United States interest rates. Despite a flattening yield curve, we do not see interest rate increases as a major risk factor to our business at this time and we expect reasonably healthy operating and financial market conditions to continue.
In this economic climate, we continue to focus on:

•	ensuring tenant satisfaction;

•	leasing available space in our in-service and development properties, as well as focusing on sizable future lease expirations well in advance;

•	completing the construction of our development and redevelopment properties;

•
continuing and completing the redevelopment and repositioning of several key properties to increase future revenue and asset values over the long-term, despite the adverse impact on near-term revenue and earnings;

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
The overall occupancy of our in-service properties decreased modestly to 90.4% at June 30, 2018 from 90.5% at March 31, 2018. During the second quarter, we signed leases across our portfolio totaling approximately 1.7 million square feet, which is greater than our most recent 10-year historical quarterly average of 1.4 million square feet, and commenced revenue recognition on approximately 900,000 square feet of leases in second-generation space. Of these second-generation leases, approximately 700,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 6.1%. Across our portfolio we continue to experience increases in construction costs, which generally results in increased tenant allowances and costs to build out tenant spaces.
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
Consistent with this strategy, we committed to the following investments in July 2018:

•
On July 13, 2018, we entered into a joint venture with a third party to acquire a 25% interest in the development site at 3 Hudson Boulevard in New York City that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet. We will serve as the managing member of the joint venture.

•
On July 19, 2018, we acquired Santa Monica Business Park, an approximately 1.2 million net rentable square foot office park located in the Ocean Park neighborhood of Santa Monica, California for a purchase price of approximately $627.5 million (including $11.5 million of seller funded leasing costs after the effective date of the purchase and sale agreement), where we expect our return on investment to increase over the next few years as free rent periods expire and the rental rates paid under the new leases are increased to market. The acquisition was completed in a joint venture with Canada Pension Plan Investment Board, which owns a 45% ownership interest in the joint venture.

Table of Content

•
On July 27, 2018, we entered into a joint venture with our partner at The Hub on Causeway mixed-use development in Boston, Massachusetts to acquire the air rights for the development of an approximately 627,000 net rentable square foot Class A office tower at the site to be known as 100 Causeway Street. The joint venture entered into a lease agreement with an affiliate of Verizon Communications, Inc. for approximately 70% of the office tower for a term of 20 years and has commenced development of the office tower.

As of June 30, 2018, our development pipeline consisted of thirteen development/redevelopment projects that, when completed, we expect will total approximately 6.0 million net rentable square feet. Our share of the total budgeted cost for these projects is approximately $3.3 billion, of which approximately $1.1 billion of equity remains to be invested as of June 30, 2018. Due to the tightening labor market and increased costs for a range of building materials, construction costs have risen steadily across our markets since 2014. In addition to increased rental rates offsetting the impact of these cost increases, we mitigate the risk of construction cost increases through one or more of the following: agreeing to guaranteed maximum prices, or GMPs, in our construction contracts and including contingencies in the budgeted costs. As of August 6, 2018, approximately 88% of the commercial space in these development projects is pre-leased.
The same factors that create challenges to acquire assets present opportunities for us to continue to review our portfolio to identify properties as potential sale candidates because they may no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. For example, during the second quarter of 2018, we completed the sale of 91 Hartwell Avenue located in Lexington, Massachusetts, which was approximately 94% leased and sold for a gross sale price of approximately $22.2 million. We expect to continue to sell select non-core assets in 2018, subject to market conditions.
A brief overview of each of our markets follows:
Boston
The leasing market in the greater Boston region remains active and strong. The Boston central business district ("CBD") sub-market continues to be driven by lease expiration demand from traditional financial and professional services tenants and a strong flow of new and expanding technology companies leasing space in the CBD. During the second quarter of 2018, we completed 26 lease transactions totaling more than 200,000 square feet. In addition, on July 27, 2018, a joint venture, in which we have a 50% interest, signed a lease with an affiliate of Verizon Communications, Inc. for approximately 440,000 square feet and commenced development activities at the remaining office portion of the Hub on Causeway development project.
Our approximately 1.6 million square foot in-service office portfolio in Cambridge is dominated by large users, is nearly 100% leased and continues to generate strong rental rates. For example, in the second quarter of 2018, we re-leased a full floor to a growing tenant generating initial net rents that are approximately 100% greater than the prior lease. We are also actively working to meet tenant demand through increasing density and redevelopment. For example, we are currently in discussions with a tenant to expand within Kendall Center, replacing an existing 115,000 net rentable square foot building with a 400,000 net rentable square foot modern Class A office building.
Our suburban Waltham/Lexington sub-market continues to strengthen due to increased demand from the organic growth of our existing tenant base and other tenants in the market seeking space to accommodate their expanding workforces. During the second quarter of 2018, we signed a lease with a tenant for 100% of our recently completed Reservoir Place North redevelopment property in Waltham and we are in discussions with two tenants to lease the majority of the remaining space at our 20 CityPoint development project in Waltham.
Los Angeles
As of August 2, 2018, our Colorado Center joint venture asset in Santa Monica, California is approximately 98% leased, including leases with future commencement dates. Our approach to property management, leasing and commitment to invest capital has transformed this asset, which was 66% leased when we acquired it in July 2016, into a top-tier property in the marketplace.
The strength of the Santa Monica sub-market, as evidenced by our experience at Colorado Center, affirmed our reasons for entering the market and gave us confidence to move forward with our plan to grow this region. As a result, we expanded our footprint in the Santa Monica sub-market through our acquisition of the 47-acre Santa Monica Business Park on July 19, 2018 through a joint venture. We believe this acquisition provides us with ample opportunity for future growth as a majority of the current leases are at below-market rents.

Table of Content

We will continue to explore opportunities to increase our presence in the Los Angeles market by seeking investments similar to Colorado Center and Santa Monica Business Park, where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.
New York
Overall leasing activity for the midtown Manhattan office market has strengthened this quarter with activity led by the FIRE (Finance, Insurance and Real Estate) sector which continues to benefit from the advantages of midtown locations. We also benefited from this demand by completing 26 leases during the second quarter of 2018, aggregating approximately 470,000 square feet. In addition, we have strong activity for the available space at 399 Park Avenue with approximately 320,000 square feet of leases under negotiation. Also, on August 6, 2018, we signed a lease with a tenant for 100% of the office space at our One Five Nine East 53rd Street redevelopment project, which is the low-rise portion of 601 Lexington Avenue. The lease is held in escrow pending satisfaction of the escrow conditions.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the United States. With no new uncommitted development projects anticipated through 2021, combined with relatively low direct vacant space and few available large blocks of sublease space, leaves tenants seeking space few options. We expect these fundamentals to continue. As we move into 2019, we expect the focus of our attention in the CBD will be at Embarcadero Center where we have commenced a major re-fresh of the public areas and amenities and have consistent leasing activity from lease expirations. Market rental rates for Embarcadero Center are increasing, yet remain a value compared to rental rates of new construction.
Washington, DC
Our focus in the Washington, DC region has centered around (1) matching development sites with tenants to begin development with significant pre-leasing commitments, (2) Reston, Virginia and (3) market conditions in the Washington, DC CBD. In 2017, we committed to developing an aggregate of 1.8 million square feet of new office space pursuant to leases signed with a major law firm at 2100 Pennsylvania Avenue in Washington, DC, the TSA for its new headquarters in Springfield, Virginia and Marriott International, Inc. for its new headquarters and hotel in Bethesda, Maryland. During the first quarter of 2018, we committed to approximately 1.4 million square feet of new developments at 17Fifty Presidents Street in Reston Town Center, which is 100% pre-leased to Leidos, and the new Fannie Mae headquarters, of which the office space is approximately 85% pre-leased, at our Reston Gateway development project. In total, these five development projects aggregated approximately 3.2 million square feet of development for a total budget of approximately $1.8 billion (our share) and are approximately 88% pre-leased, at June 30, 2018. In addition, we completed approximately 662,000 square feet of leasing during the second quarter including approximately 226,000 square feet in the Washington, DC CBD and fully placed in-service our Signature at Reston residential property.
Our Reston, Virginia portfolio was 92.3% leased at June 30, 2018, and we continue to see strong tenant demand with approximately 430,000 square feet of leases signed during the second quarter of 2018. Overall market conditions in the Washington, DC CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive primarily because there has been a significant increase in supply without a corresponding increase in demand. However, it is unclear at this time how the Federal omnibus spending bill, which includes billions of dollars of increases to non-defense spending, will translate into new job creation and increased tenant demand.

Table of Content

The table below details the leasing activity during the three and six months ended June 30, 2018:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	(Square Feet)
Vacant space available at the beginning of the period	4,063,557	4,039,528
Property dispositions/properties taken out of service	(7,355)	(7,355)
Properties acquired vacant space	—	—
Properties placed (and partially placed) in-service	171,243	315,949
Leases expiring or terminated during the period	939,808	2,212,612
Total space available for lease	5,167,253	6,560,734
1st generation leases	185,720	357,104
2nd generation leases with new tenants	400,536	1,004,159
2nd generation lease renewals	487,224	1,105,698
Total space leased (1)	1,073,480	2,466,961
Vacant space available for lease at the end of the period	4,093,773	4,093,773

Leases executed during the period, in square feet (2)	1,732,842	3,857,462

Second generation leasing information: (3)
Leases commencing during the period, in square feet	887,760	2,109,857
Weighted Average Lease Term	110 Months	101 Months
Weighted Average Free Rent Period	87 Days	107 Days
Total Transaction Costs Per Square Foot (4)	$65.69	$68.92
Increase in Gross Rents (5)	4.34%	6.71%
Increase in Net Rents (6)	6.13%	9.82%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2018.

(2)
Represents leases executed during the three and six months ended June 30, 2018 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and six months ended June 30, 2018 is 363,110 and 737,194, respectively.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 887,760 and 2,109,857 square feet of second generation leases that commenced during the three and six months ended June 30, 2018, respectively, leases for 524,650 and 1,447,361 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions and exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 705,451 and 1,661,902 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2018, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 705,451 and 1,661,902 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2018, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Table of Content

Transactions during the three months ended June 30, 2018 included the following:
Development activities

•
On June 7, 2018, we completed and fully placed in-service our Signature at Reston development project comprised of 508 apartment units and retail space aggregating approximately 518,000 square feet located in Reston, Virginia. The retail space totaling approximately 25,000 net rentable square feet was approximately 81% leased and the residential units as of August 2, 2018 were approximately 35% leased.

•
On June 20, 2018, we partially placed in-service our Proto Kendall Square development project comprised of 280 apartment units and retail space aggregating approximately 167,000 square feet located in Cambridge, Massachusetts. The retail space totaling approximately 15,000 net rentable square feet was approximately 98% leased and the residential units as of August 2, 2018 were approximately 37% leased.

Acquisition and disposition activities

•
On May 24, 2018, we completed the sale of our 91 Hartwell Avenue property located in Lexington, Massachusetts for a gross sale price of approximately $22.2 million. Net cash proceeds totaled approximately $21.7 million, resulting in a gain on sale of real estate totaling approximately $15.5 million for BXP and approximately $15.9 million for BPLP. 91 Hartwell Avenue is an approximately 119,000 net rentable square foot Class A office property.

Capital markets activities

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

•
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP's current credit rating and matures on April 24, 2022.

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

Transactions completed subsequent to June 30, 2018 included the following:

•
On July 13, 2018, we entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City.  We own a 25% interest in and will be the managing member of the joint venture.  The acquisition includes improvements consisting of excavation work and foundation elements that are currently being constructed on the site. We contributed cash totaling approximately $45.6 million at closing and will contribute in the future approximately $62.2 million for our initial capital contribution, a portion of which will fund the remaining costs to complete the foundation elements to grade for the future office building.  In addition, we have provided $80.0 million of mortgage financing to the joint venture which bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions.

Table of Content

•
On July 19, 2018, we completed the acquisition of Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a purchase price of approximately $627.5 million, including $11.5 million of seller funded leasing costs after the effective date of the purchase and sale agreement. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining, including renewal periods. The ground lease provides us with the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years. The property is 94% leased. The acquisition was completed in a joint venture with Canada Pension Plan Investment Board, which invested approximately $147.4 million for a 45% ownership interest in the joint venture. We will provide customary operating, property management and leasing services to, and invested approximately $180.1 million in the joint venture. The acquisition was completed with $300.0 million of financing. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. At closing, the borrower under the loan, which is a subsidiary of the joint venture, entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts.

•
On July 27, 2018, we entered into a joint venture with our partner at The Hub on Causeway mixed-use development in Boston, Massachusetts to acquire the air rights for the development of an approximately 627,000 net rentable square foot Class A office tower at the site to be known as 100 Causeway Street. The joint venture entered into a lease agreement with an affiliate of Verizon Communications, Inc. under which Verizon will lease approximately 70% of the office tower for a term of 20 years. With the execution of the lease, the joint venture commenced development of the project. We will serve as co-development manager for the project. The joint venture partner contributed an air rights parcel and improvements, with a fair value of approximately $41.3 million, for its initial 50% interest in the joint venture. We contributed improvements totaling approximately $3.9 million and will contribute cash totaling approximately $37.4 million for our initial 50% interest. Our share of the total project cost is estimated to be approximately $270 million.

•
On August 7, 2018, we entered into an agreement with a third party to (1) agree to share certain pre-development costs during the pre-lease period and (2) to agree to form a joint venture to thereafter own and develop a leasehold interest in 343 Madison Avenue located in New York City. We will serve as development manager of the project and will own a 55% interest in the joint venture. In 2016, we were selected by the Metropolitan Transportation Authority ("MTA") as the developer of the project and will enter into a pre-lease agreement and a 99-year ground lease with the MTA for the site. The site will support a Class A office tower with approximately 900,000 net rentable square feet. There can be no assurances that the transaction will be completed on the terms currently contemplated, or at all.

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
Results of Operations for the Six Months Ended June 30, 2018 and 2017
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $73.9 million and $84.4 million for the six months ended June 30, 2018 compared to 2017, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to net operating income and net income attributable to Boston Properties Limited Partnership common unitholders to net operating income for the six months ended June 30, 2018 and 2017 (in thousands):

Table of Content

Boston Properties, Inc.

	Six months ended June 30,
	2018	2017	Increase/(Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$304,682	$230,764	$73,918	32.03%
Preferred dividends	5,250	5,250	—	—%
Net Income Attributable to Boston Properties, Inc.	309,932	236,014	73,918	31.32%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	35,311	26,933	8,378	31.11%
Noncontrolling interests in property partnerships	31,634	19,627	12,007	61.18%
Net Income	376,877	282,574	94,303	33.37%
Gains on sales of real estate	114,689	3,900	110,789	2,840.74%
Income Before Gains on Sales of Real Estate	262,188	278,674	(16,486)	(5.92)%
Other Expenses:
Add:
Interest expense	182,424	190,677	(8,253)	(4.33)%
Other Income:
Less:
Gains from early extinguishments of debt	—	14,354	(14,354)	(100.00)%
Gains from investments in securities	379	1,772	(1,393)	(78.61)%
Interest and other income	4,227	2,118	2,109	99.58%
Income from unconsolidated joint ventures	1,230	6,192	(4,962)	(80.14)%
Operating Income	438,776	444,915	(6,139)	(1.38)%
Other Expenses:
Add:
Depreciation and amortization expense	322,214	311,124	11,090	3.56%
Transaction costs	495	333	162	48.65%
Payroll and related costs from management services contracts	4,855	—	4,855	100.00%
General and administrative expense	64,362	58,527	5,835	9.97%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,855	—	4,855	100.00%
Development and management services revenue	17,710	13,837	3,873	27.99%
Net Operating Income	$808,137	$801,062	$7,075	0.88%

Table of Content

Boston Properties Limited Partnership

	Six months ended June 30,
	2018	2017	Increase/(Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$346,868	$262,506	$84,362	32.14%
Preferred distributions	5,250	5,250	—	—%
Net Income Attributable to Boston Properties Limited Partnership	352,118	267,756	84,362	31.51%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	31,634	19,627	12,007	61.18%
Net Income	383,752	287,383	96,369	33.53%
Gains on sales of real estate	117,677	4,477	113,200	2,528.48%
Income Before Gains on Sales of Real Estate	266,075	282,906	(16,831)	(5.95)%
Other Expenses:
Add:
Interest expense	182,424	190,677	(8,253)	(4.33)%
Other Income:
Less:
Gains from early extinguishments of debt	—	14,354	(14,354)	(100.00)%
Gains from investments in securities	379	1,772	(1,393)	(78.61)%
Interest and other income	4,227	2,118	2,109	99.58%
Income from unconsolidated joint ventures	1,230	6,192	(4,962)	(80.14)%
Operating Income	442,663	449,147	(6,484)	(1.44)%
Other Expenses:
Add:
Depreciation and amortization expense	318,327	306,892	11,435	3.73%
Transaction costs	495	333	162	48.65%
Payroll and related costs from management services contracts	4,855	—	4,855	100.00%
General and administrative expense	64,362	58,527	5,835	9.97%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,855	—	4,855	100.00%
Development and management services revenue	17,710	13,837	3,873	27.99%
Net Operating Income	$808,137	$801,062	$7,075	0.88%

At June 30, 2018 and June 30, 2017, we owned or had interests in a portfolio of 178 and 175 properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete picture of our performance. Therefore, the comparison of operating results for the three and six months ended June 30, 2018 and 2017 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Table of Content

development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains on sales of real estate, gains from early extinguishments of debt, gains from investments in securities, interest and other income, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 146 properties totaling approximately 39.2 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2017 and owned and in-service through June 30, 2018. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2017 or disposed of on or prior to June 30, 2018. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2018 and 2017 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio			Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2018	2017	Increase/ (Decrease)	% Change	2018	2017	2018	2017	2018		2017	2018	2017	2018	2017	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,237,194	$1,211,474	$25,720	2.12%	$26,447	$5,888	$1,478	$363	$1,710		$2,648	$1,494	$8,445	$1,268,323	$1,228,818	$39,505	3.21%
Termination Income	2,075	18,987	(16,912)	(89.07)%	—	—	—	—	5		(1,472)	—	4	2,080	17,519	(15,439)	(88.13)%
Total Rental Revenue	1,239,269	1,230,461	8,808	0.72%	26,447	5,888	1,478	363	1,715		1,176	1,494	8,449	1,270,403	1,246,337	24,066	1.93%
Real Estate Operating Expenses	459,623	441,043	18,580	4.21%	11,115	2,508	631	175	782		8,108	783	3,721	472,934	455,555	17,379	3.81%
Net Operating Income (Loss), excluding residential and hotel	779,646	789,418	(9,772)	(1.24)%	15,332	3,380	847	188	933	—	(6,932)	711	4,728	797,469	790,782	6,687	0.85%
Residential Net Operating Income (Loss) (1)	5,194	4,980	214	4.30%	(1,421)	—	—	—	—		—	—	—	3,773	4,980	(1,207)	(24.24)%
Hotel Net Operating Income (1)	6,895	5,300	1,595	30.09%	—	—	—	—	—		—	—	—	6,895	5,300	1,595	30.09%
Net Operating Income (Loss) (1)	$791,735	$799,698	$(7,963)	(1.00)%	$13,911	$3,380	$847	$188	$933		$(6,932)	$711	$4,728	$808,137	$801,062	$7,075	0.88%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Residential Net Operating Income for the six months ended June 30, 2018 and 2017 is comprised of Residential Revenue of $8,958 and $8,166, less Residential Expenses of $5,185 and $3,186, respectively. Hotel Net Operating Income for the six months ended June 30, 2018 and 2017 is comprised of Hotel Revenue of $23,709 and $20,795 less Hotel Expenses of $16,814 and $15,495, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $25.7 million for the six months ended June 30, 2018 compared to 2017. The increase was primarily the result of an increase in revenue from our leases and parking and other income of approximately $24.7 million and $1.0 million, respectively. Rental revenue from our leases increased approximately $24.7 million as a result of our average revenue per square foot increasing by approximately $1.38, which contributed approximately $23.8 million, and an increase of approximately $0.9 million due to an increase in average occupancy from 91.6% to 91.7%.
Termination Income
Termination income decreased by approximately $16.9 million for the six months ended June 30, 2018 compared to 2017.
Termination income for the six months ended June 30, 2018 related to seventeen tenants across the Same Property Portfolio and totaled approximately $2.1 million, of which approximately $1.1 million is from a tenant that terminated its lease early at a CBD property in Washington, DC.
Termination income for the six months ended June 30, 2017 related to nineteen tenants across the Same Property Portfolio and totaled approximately $19.0 million, of which approximately $11.2 million and $5.1 million are from tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building) and 399 Park Avenue, respectively. Both of these buildings are located in New York City. In addition, we received the fifth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 6 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $18.6 million, or 4.2%, for the six months ended June 30, 2018 compared to 2017 due primarily to increases in real estate taxes, utilities, and other real estate operating expenses of approximately $10.7 million, or 5.0%, $4.0 million, or 7.3%, and $3.9 million, or 2.3%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties. The increase in utilities was primarily experienced in the Boston CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2017 through June 30, 2018. Rental revenue and real estate operating expenses increased by approximately $21.2 million and $10.6 million, respectively, for the six months ended June 30, 2018 compared to 2017 as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
Office
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	$—	$—	$—	$247	$122	$125
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,320	15,370	5,888	9,482	4,430	2,386	2,044
191 Spring Street	Fourth Quarter, 2017	N/A	171,000	1,850	—	1,850	852	—	852
Salesforce Tower	Fourth Quarter, 2017	N/A	1,400,000	9,227	—	9,227	5,586	—	5,586
Total Office			2,061,578	26,447	5,888	20,559	11,115	2,508	8,607

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,847	567	—	567	1,837	—	1,837
Proto Kendall Square	Second Quarter, 2018	N/A	166,500	43	—	43	194	—	194
Total Residential			684,347	610	—	610	2,031	—	2,031
			2,745,925	$27,057	$5,888	$21,169	$13,146	$2,508	$10,638
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2017 and June 30, 2018. Rental revenue and real estate operating expenses increased by approximately $1.1 million and $0.5 million, respectively for the six months ended June 30, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
103 Carnegie Center	May 15, 2017	96,332	$1,478	$363	$1,115	$631	$175	$456
Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between January 1, 2017 and June 30, 2018. Rental revenue increased by approximately $0.5 million and real estate operating expenses decreased by approximately $7.3 million, for the six months ended June 30, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$1,715	$434	$1,281	$782	$4,358	$(3,576)
191 Spring Street (2)	December 29, 2016	160,000	—	—	—	—	2,588	(2,588)
145 Broadway (3)	April 6, 2017	79,616	—	742	(742)	—	1,162	(1,162)
		459,616	$1,715	$1,176	$539	$782	$8,108	$(7,326)
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes termination income of approximately $5,000 and $(1.5) million for the six months ended June 30, 2018 and 2017, respectively. In addition, real

Table of Content

estate operating expenses include demolition costs of approximately $3.6 million for the six months ended June 30, 2017.

(2)	Real estate operating expenses for the six months ended June 30, 2017 include approximately $2.6 million of demolition costs.

(3)
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. Real estate operating expenses for the six months ended June 30, 2017 include approximately $0.8 million of demolition costs.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2017 and June 30, 2018. Rental revenue and real estate operating expenses decreased by approximately $7.0 million and $2.9 million, respectively, for the six months ended June 30, 2018 compared to 2017, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
30 Shattuck Road	April 19, 2017	Land	N/A	$—	$—	$—	$—	$14	$(14)
40 Shattuck Road	June 13, 2017	Office	122,000	—	846	(846)	—	599	(599)
Reston Eastgate	August 30, 2017	Land	N/A	—	—	—	—	57	(57)
500 E Street, S.W.	January 9, 2018	Office	262,000	270	6,032	(5,762)	129	2,244	(2,115)
91 Hartwell Avenue	May 24, 2018	Office	119,000	1,224	1,571	(347)	654	807	(153)
			503,000	$1,494	$8,449	$(6,955)	$783	$3,721	$(2,938)
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.2 million for the six months ended June 30, 2018 compared to 2017.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the six months ended June 30, 2018 and 2017.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average Monthly Rental Rate (1)	$4,177	$4,224	(1.1)%	$2,384	$2,378	0.3%
Average Rental Rate Per Occupied Square Foot	$4.65	$4.69	(0.9)%	$2.63	$2.61	0.8%
Average Physical Occupancy (2)	92.3%	94.6%	(2.4)%	95.5%	92.9%	2.8%
Average Economic Occupancy (3)	91.5%	95.3%	(4.0)%	94.3%	92.2%	2.3%
___________

(1)
Average Monthly Rental Rates are calculated by the Company as the average of the quotients obtained by dividing (A) rental revenue as determined in accordance with GAAP by (B) the number of occupied units for each month within the applicable fiscal period.

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

Table of Content

could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $1.6 million for the six months ended June 30, 2018 compared to 2017. The hotel underwent a renovation project on all of its rooms, which was completed during the year ended December 31, 2017. We expect our hotel to contribute between $13 million and $15 million to net operating income for 2018.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2018 and 2017.

	2018	2017	Percentage Change
Occupancy	85.7%	76.3%	12.3%
Average daily rate	$271.36	$268.01	1.2%
Revenue per available room, REVPAR	$232.57	$204.37	13.8%
Other Operating Income and Expense Items
Development and Management Services
Development and management services revenue increased by an aggregate of approximately $3.9 million for the six months ended June 30, 2018 compared to 2017. Development revenue and management services revenue increased by approximately $2.8 million and $1.1 million, respectively. The increase in development revenue is primarily related to increases in (1) fees associated with tenant improvement projects in our San Francisco region and (2) development fees earned from our Boston and Washington, DC unconsolidated joint ventures that are developing The Hub on Causeway in Boston, Massachusetts and 7750 Wisconsin Avenue in Bethesda, Maryland, respectively. Management services revenue increased primarily due to an increase in leasing commissions from our Boston and Washington, DC unconsolidated joint ventures. We expect our development and management services revenue to be between $37 million and $42 million for 2018.
General and Administrative Expense
General and administrative expense increased by approximately $5.8 million for the six months ended June 30, 2018 compared to 2017 primarily due to compensation expense and other general and administrative expenses increasing by approximately $5.3 million and $0.5 million, respectively. The increase in compensation expense was primarily related to (1) an increase in the expense associated with MYLTIP Awards, which includes the acceleration of amortization that occurred for employees that reached a certain age and number of years of service and therefore became vested in these awards sooner and (2) an increase in other compensation related expenses. These increases were partially offset by an approximately $1.4 million decrease in the value of our deferred compensation plan and an increase in capitalized wages of approximately $0.4 million. The increase in capitalized wages is shown as a decrease in general and administrative expense as these costs are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets (see below). We expect our general and administrative expenses to be between $118 million and $121 million for 2018.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the six months ended June 30, 2018 and 2017 were approximately $9.3 million and $8.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.2 million for the six months ended June 30, 2018 compared to 2017. This increase was primarily related to the formation of the joint ventures that we entered into for 3 Hudson Boulevard in New York City and Santa Monica Business Park in Santa Monica, California (See Note 12 to the Consolidated Financial Statements). In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.

Table of Content

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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $11.1 million for the six months ended June 30, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the six months ended June 30,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$312,193	$305,801	$6,392
Properties Placed in-Service Portfolio	8,838	1,103	7,735
Properties Acquired Portfolio	841	—	841
Properties in Development or Redevelopment Portfolio	—	2,924	(2,924)
Properties Sold Portfolio	342	1,296	(954)
	$322,214	$311,124	$11,090

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $11.4 million for the six months ended June 30, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the six months ended June 30,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$308,306	$301,569	$6,737
Properties Placed in-Service Portfolio	8,838	1,103	7,735
Properties Acquired Portfolio	841	—	841
Properties in Development or Redevelopment Portfolio	—	2,924	(2,924)
Properties Sold Portfolio	342	1,296	(954)
	$318,327	$306,892	$11,435

Direct Reimbursements of Payroll and Related Costs From Management Services Contracts and Payroll and Related Costs From Management Service Contracts
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” updated the principal versus agent considerations and as a result we determined that amounts reimbursed for payroll and related costs received from third parties in connection with management services contracts should be reflected on a gross basis instead of on a net basis as we have determined that we are the principal under these arrangements (See Note 2 to the Consolidated Financial Statements). It is anticipated that these two financial statement line items will offset each other.

Table of Content

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures decreased by approximately $5.0 million for the six months ended June 30, 2018 compared to 2017 due primarily to a decrease in our share of net income from our Colorado Center joint venture. On July 28, 2017, the joint venture that owns Colorado Center obtained a $550.0 million mortgage loan, with an effective GAAP interest rate of 3.58% per annum, which resulted in interest expense, thus reducing the net income for the joint venture. We own a 50% interest in Colorado Center.
Interest and Other Income
Interest and other income increased by approximately $2.1 million for the six months ended June 30, 2018 compared to 2017 due primarily to an increase in interest rates.
Gains from Investments in Securities
Gains from investments in securities for the six months ended June 30, 2018 and 2017 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2018 and 2017, we recognized gains of approximately $0.4 million and $1.8 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.4 million and $1.8 million during the six months ended June 30, 2018 and 2017, respectively, as a result of an increase in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.
Gains from Early Extinguishments of Debt
On June 7, 2017, our consolidated entity in which we have a 60% ownership interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City completed the refinancing of approximately $1.6 billion of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed interest rate of 3.43% per annum and matures on June 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The extinguished debt bore interest at a weighted-average rate of approximately 5.96% per annum, an effective GAAP interest rate of approximately 3.03% per annum and was scheduled to mature on October 7, 2017. There was no prepayment penalty associated with the repayment of the prior indebtedness. We recognized a net gain from early extinguishment of debt totaling approximately $14.6 million, primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment.
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

Table of Content

Interest Expense
Interest expense decreased by approximately $8.3 million for the six months ended June 30, 2018 compared to 2017 as detailed below.

Component	Change in interest expense for the six months ended June 30, 2018 compared to June 30, 2017
(in thousands)
Increases to interest expense due to:
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building)	$15,448
Issuance of $850 million in aggregate principal of 3.200% senior notes due 2025 on December 4, 2017	13,730
Utilization of the 2017 Credit Facility	2,491
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	400
Other interest expense (excluding senior notes)	181
Total increases to interest expense	32,250
Decreases to interest expense due to:
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (1)	(16,256)
Redemption of $850 million in aggregate principal of 3.700% senior notes due 2018 on December 17, 2017	(15,876)
Increase in capitalized interest (2)	(8,371)
Total decreases to interest expense	(40,503)
Total change in interest expense	$(8,253)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $16.3 million for the six months ended June 30, 2017. This amount was allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity.

(2)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2018 and 2017 was approximately $35.0 million and $26.6 million, respectively. These costs are not included in the interest expense referenced above.
We estimate net interest expense, which includes debt extinguishment costs, will be between $363 million to $375 million for 2018. These amounts are net of approximately $60 million to $70 million of estimated capitalized interest. In addition, if we refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, realize the acceleration of amortized costs, and our actual interest expense may differ materially from the estimates above.
At June 30, 2018, our outstanding variable rate debt consisted of BPLP’s $500.0 million Delayed Draw Facility. BPLP's $1.5 billion Revolving Facility is also variable rate debt, however no amounts were outstanding at June 30, 2018. For a summary of our consolidated debt as of June 30, 2018 and June 30, 2017 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $110.8 million for the six months ended June 30, 2018 compared to 2017, respectively, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2018
500 E Street	January 8, 2018	Office	262,000	$118.6	$116.1	$96.4
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.5
				$140.8	$137.8	$111.9	(1)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	—	(2)
				$17.0	$16.9	$3.7	(3)
___________

(1)	Excludes approximately $2.8 million of gains on sales of real estate recognized during the six months ended June 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

(2)	The gain on sale of real estate for this property was $28,000.

(3)
Excludes approximately $0.1 million of gains on sales of real estate recognized during the six months ended June 30, 2017 related to a previously deferred gain amount from the 2015 sale of the Residences on The Avenue residential property located in Washington, DC.

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $113.2 million for the six months ended June 30, 2018 compared to 2017, respectively, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2018
500 E Street	January 8, 2018	Office	262,000	$118.6	$116.1	$98.9
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.9
				$140.8	$137.8	$114.8	(1)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	0.6
				$17.0	$16.9	$4.3	(2)
___________

(1)	Excludes approximately $2.8 million of gains on sales of real estate recognized during the six months ended June 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

(2)
Excludes approximately $0.1 million of gains on sales of real estate recognized during the six months ended June 30, 2017 related to a previously deferred gain amount from the 2015 sale of the Residences on The Avenue residential property located in Washington, DC.

Table of Content

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $12.0 million for the six months ended June 30, 2018 compared to 2017 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2018	2017	Change
	(in thousands)
Salesforce Tower	$(306)	$(195)	$(111)
767 Fifth Avenue (the General Motors Building) (1)	446	(2,958)	3,404
Times Square Tower	13,626	13,261	365
601 Lexington Avenue (2)	10,187	3,532	6,655
100 Federal Street (3)	3,025	1,308	1,717
Atlantic Wharf Office	4,656	4,679	(23)
	$31,634	$19,627	$12,007
___________

(1)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The net loss allocation was primarily due to the partners' share of the interest expense for the outside members' notes payable, which was approximately $16.3 million for the six months ended June 30, 2017. However, during the six months ended June 30, 2017, we recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment and as a result, this contributed to the property having a reduced net loss allocation. In addition, during the six months ended June 30, 2017, we accelerated depreciation and amortization related to capital improvements being performed at the building and had approximately $11.2 million of termination income. Neither of these items reoccurred during the six months ended June 30, 2018.

(2)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns this property commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We will capitalize incremental costs during the redevelopment. In addition, real estate operating expenses for the six months ended June 30, 2017 includes approximately $3.6 million of demolition costs, which did not reoccur during the six months ended June 30, 2018.

(3)
The six months ended June 30, 2018 included an approximately $1.4 million increase in rental revenue from our tenants partially offset by the acceleration of depreciation and amortization expense during the six months ended June 30, 2017, which did not reoccur during the six months ended June 30, 2018.

Noncontrolling interest - Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership increased by approximately $8.4 million for the six months ended June 30, 2018 compared to 2017 due primarily to an increase in allocable income, which was the result of recognizing greater gains on sales of real estate amount during 2018, partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended June 30, 2018 and 2017
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $5.0 million and $5.9 million for the three months ended June 30, 2018 compared to 2017, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended June 30, 2018 and 2017. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50.

Boston Properties, Inc.

	Three months ended June 30,
	2018	2017	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$128,681	$133,709	$(5,028)	(3.76)%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	131,306	136,334	(5,028)	(3.69)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	14,859	15,473	(614)	(3.97)%
Noncontrolling interests in property partnerships	14,400	15,203	(803)	(5.28)%
Net Income	160,565	167,010	(6,445)	(3.86)%
Gains on sales of real estate	18,292	3,767	14,525	385.59%
Income Before Gains on Sales of Real Estate	142,273	163,243	(20,970)	(12.85)%
Other Expenses:
Add:
Interest expense	92,204	95,143	(2,939)	(3.09)%
Other Income:
Less:
Gains from early extinguishments of debt	—	14,354	(14,354)	(100.00)%
Gains from investments in securities	505	730	(225)	(30.82)%
Interest and other income	2,579	1,504	1,075	71.48%
Income from unconsolidated joint ventures	769	3,108	(2,339)	(75.26)%
Operating Income	230,624	238,690	(8,066)	(3.38)%
Other Expenses:
Add:
Depreciation and amortization expense	156,417	151,919	4,498	2.96%
Transaction costs	474	299	175	58.53%
Payroll and related costs from management services contracts	1,970	—	1,970	100.00%
General and administrative expense	28,468	27,141	1,327	4.89%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	1,970	—	1,970	100.00%
Development and management services revenue	9,305	7,365	1,940	26.34%
Net Operating Income	$406,678	$410,684	$(4,006)	(0.98)%

Table of Content

Boston Properties Limited Partnership

	Three months ended June 30,
	2018	2017	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$145,961	$151,844	$(5,883)	(3.87)%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	148,586	154,469	(5,883)	(3.81)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	14,400	15,203	(803)	(5.28)%
Net Income	162,986	169,672	(6,686)	(3.94)%
Gains on sales of real estate	18,770	4,344	14,426	332.09%
Income Before Gains on Sales of Real Estate	144,216	165,328	(21,112)	(12.77)%
Other Expenses:
Add:
Interest expense	92,204	95,143	(2,939)	(3.09)%
Other Income:
Less:
Gains from early extinguishments of debt	—	14,354	(14,354)	(100.00)%
Gains from investments in securities	505	730	(225)	(30.82)%
Interest and other income	2,579	1,504	1,075	71.48%
Income from unconsolidated joint ventures	769	3,108	(2,339)	(75.26)%
Operating Income	232,567	240,775	(8,208)	(3.41)%
Other Expenses:
Add:
Depreciation and amortization expense	154,474	149,834	4,640	3.10%
Transaction costs	474	299	175	58.53%
Payroll and related costs from management services contracts	1,970	—	1,970	100.00%
General and administrative expense	28,468	27,141	1,327	4.89%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	1,970	—	1,970	100.00%
Development and management services revenue	9,305	7,365	1,940	26.34%
Net Operating Income	$406,678	$410,684	$(4,006)	(0.98)%
Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 146 properties totaling approximately 39.2 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to April 1, 2017 and owned and in-service through June 30, 2018. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after April 1, 2017 or disposed of on or prior to June 30, 2018. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2018 and 2017 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2018	2017	Increase/(Decrease)	% Change	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	Increase/(Decrease)	% Change
Rental Revenue:
Rental Revenue	$615,893	$609,844	$6,049	0.99%	$15,090	$3,053	$789	$363	$852	$900	$461	$4,196	$633,085	$618,356	$14,729	2.38%
Termination Income	718	13,599	(12,881)	(94.72)%	—	—	—	—	—	—	—	2	718	13,601	(12,883)	(94.72)%
Total Rental Revenue	616,611	623,443	(6,832)	(1.10)%	15,090	3,053	789	363	852	900	461	4,198	633,803	631,957	1,846	0.29%
Real Estate Operating Expenses	227,913	220,545	7,368	3.34%	6,017	1,406	288	175	388	4,880	271	1,813	234,877	228,819	6,058	2.65%
Net Operating Income (Loss), excluding residential and hotel	388,698	402,898	(14,200)	(3.52)%	9,073	1,647	501	188	464	(3,980)	190	2,385	398,926	403,138	(4,212)	(1.04)%
Residential Net Operating Income (Loss) (1)	2,702	2,575	127	4.93%	(816)	—	—	—	—	—	—	—	1,886	2,575	(689)	(26.76)%
Hotel Net Operating Income (1)	5,866	4,971	895	18.00%	—	—	—	—	—	—	—	—	5,866	4,971	895	18.00%
Net Operating Income (Loss) (1)	$397,266	$410,444	$(13,178)	(3.21)%	$8,257	$1,647	$501	$188	$464	$(3,980)	$190	$2,385	$406,678	$410,684	$(4,006)	(0.98)%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Residential Net Operating Income for the three months ended June 30, 2018 and 2017 is comprised of Residential Revenue of $4,799 and $4,210, less Residential Expenses of $2,913 and $1,635, respectively. Hotel Net Operating Income for the three months ended June 30, 2018 and 2017 is comprised of Hotel Revenue of $14,607 and $13,375 less Hotel Expenses of $8,741 and $8,404, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $6.0 million for the three months ended June 30, 2018 compared to 2017. The increase was primarily the result of increases in revenue from our leases, parking and other income, and other tenant recoveries of approximately $5.1 million, $0.5 million, and $0.4 million, respectively. Rental revenue from our leases increased approximately $5.1 million as a result of our average revenue per square foot increasing by approximately $0.75, which contributed approximately $5.9 million, partially offset by an approximately $0.8 million decrease due to our average occupancy decreasing from 91.8% to 91.6%.
Termination Income
Termination income decreased by approximately $12.9 million for the three months ended June 30, 2018 compared to 2017.
Termination income for the three months ended June 30, 2018 related to five tenants across the Same Property Portfolio and totaled approximately $0.7 million.
Termination income for the three months ended June 30, 2017 related to fifteen tenants across the Same Property Portfolio and totaled approximately $13.6 million, of which approximately $6.3 million and $5.1 million are from tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building) and 399 Park Avenue, respectively. Both of these buildings are located in New York City. In addition, we received the fifth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 6 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $7.4 million, or 3.3%, for the three months ended June 30, 2018 compared to 2017 due primarily to increases in real estate taxes and other real estate operating expenses of approximately $5.0 million, or 4.6%, and $2.4 million, or 2.1%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from April 1, 2017 through June 30, 2018. Rental revenue and real estate operating expenses increased by approximately $12.6 million and $6.0 million, respectively, for the three months ended June 30, 2018 compared to 2017, as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
Office
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	$—	$—	$—	$116	$53	$63
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,320	7,746	3,053	4,693	2,026	1,353	673
191 Spring Street	Fourth Quarter, 2017	N/A	171,000	923	—	923	464	—	464
Salesforce Tower	Fourth Quarter, 2017	N/A	1,400,000	6,421	—	6,421	3,411	—	3,411
Total Office			2,061,578	15,090	3,053	12,037	6,017	1,406	4,611

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,847	486	—	486	1,151	—	1,151
Proto Kendall Square	Second Quarter, 2018	N/A	166,500	43	—	43	194	—	194
Total Residential			684,347	529	—	529	1,345	—	1,345
			2,745,925	$15,619	$3,053	$12,566	$7,362	$1,406	$5,956

Properties Acquired Portfolio
The table below lists the properties acquired between April 1, 2017 and June 30, 2018. Rental revenue and real estate operating expenses increased by approximately $0.4 million and $0.1 million, respectively, for the three months ended June 30, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
103 Carnegie Center	May 25, 2017	96,332	$789	$363	$426	$288	$175	$113

Properties in Development or Redevelopment Portfolio
The table below lists the properties we placed in development or redevelopment between April 1, 2017 and June 30, 2018. Rental revenue and real estate operating expenses decreased by approximately $48,000 and $4.5 million, respectively, for the three months ended June 30, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$852	$867	$(15)	$388	$2,835	$(2,447)
191 Spring Street (2)	December 29, 2016	171,000	—	—	—	—	1,213	(1,213)
145 Broadway (3)	April 6, 2017	79,616	—	33	(33)	—	832	(832)
		470,616	$852	$900	$(48)	$388	$4,880	$(4,492)
___________

(1)	This is the low-rise portion of 601 Lexington Avenue in New York City. Real estate operating expenses for the three months ended June 30, 2017 includes approximately $2.5 million of demolition costs.

Table of Content

(2)	Real estate operating expenses for the three months ended June 30, 2017 includes approximately $1.2 million of demolition costs.

(3)
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. Real estate operating expenses for the three months ended June 30, 2017 includes approximately $0.8 million of demolition costs.

Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2017 and June 30, 2018. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $3.7 million and $1.5 million, respectively, for the three months ended June 30, 2018 compared to 2017, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
30 Shattuck Road	April 19, 2017	Land	N/A	$—	$—	$—	$—	$3	$(3)
40 Shattuck Road	June 13, 2017	Office	122,000	—	359	(359)	—	236	(236)
Reston Eastgate	August 30, 2017	Land	N/A	—	—	—	—	28	(28)
500 E Street, S.W.	January 9, 2018	Office	262,000	—	3,066	(3,066)	—	1,153	(1,153)
91 Hartwell Avenue	May 24, 2018	Office	119,000	461	773	(312)	271	393	(122)
			503,000	$461	$4,198	$(3,737)	$271	$1,813	$(1,542)

Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.1 million for the three months ended June 30, 2018 compared to 2017.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended June 30, 2018 and 2017.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average Monthly Rental Rate (1)	$4,237	$4,280	(1.0)%	$2,421	$2,386	1.5%
Average Rental Rate Per Occupied Square Foot	$4.69	$4.71	(0.4)%	$2.68	$2.64	1.5%
Average Physical Occupancy (2)	92.3%	95.4%	(3.2)%	97.0%	95.9%	1.1%
Average Economic Occupancy (3)	91.9%	96.9%	(5.2)%	95.6%	94.5%	1.2%
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

Table of Content

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $0.9 million for the three months ended June 30, 2018 compared to 2017. The hotel underwent a renovation project on all of its rooms, which was completed during the year ended December 31, 2017.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2018 and 2017.

	2018	2017	Percentage Change
Occupancy	90.3%	85.9%	5.1%
Average daily rate	$317.95	$304.82	4.3%
Revenue per available room, REVPAR	$287.20	$261.98	9.6%
Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by an aggregate of approximately $1.9 million for the three months ended June 30, 2018 compared to 2017. Development revenue and management services revenue increased by approximately $1.2 million and $0.7 million, respectively. The increase in development revenue is primarily related to increases in (1) fees associated with tenant improvement projects in our San Francisco region and (2) development fees earned from our Boston and Washington, DC unconsolidated joint ventures that are developing The Hub on Causeway in Boston, Massachusetts and 7750 Wisconsin Avenue in Bethesda, Maryland, respectively. Management services revenue increased primarily due to an increase in leasing commissions from our Boston and Washington, DC unconsolidated joint ventures.
General and Administrative Expense
General and administrative expense increased by approximately $1.3 million for the three months ended June 30, 2018 compared to 2017 due to compensation expense increasing by approximately $1.3 million. The increase in compensation expense was primarily related to the difference between the unrecognized expense remaining from the 2015 MYLTIP Units compared to the expense that was recognized for the newly issued 2018 MYLTIP Units. This increase was partially offset by an approximately $0.2 million decrease in the value of our deferred compensation plan.
Wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended June 30, 2018 and 2017 were approximately $4.8 million and $4.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.2 million for the three months ended June 30, 2018 compared to 2017. This increase was primarily related to the formation of the joint ventures that we entered into for 3 Hudson Boulevard in New York City and Santa Monica Business Park in Santa Monica, California (See Note 12 to the Consolidated Financial Statements). In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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

Table of Content

Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $4.5 million for the three months ended June 30, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the three months ended June 30,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$150,625	$149,921	$704
Properties Placed in-Service Portfolio	5,191	577	4,614
Properties Acquired Portfolio	475	—	475
Properties in Development or Redevelopment Portfolio	—	814	(814)
Properties Sold Portfolio	126	607	(481)
	$156,417	$151,919	$4,498

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $4.6 million for the three months ended June 30, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the three months ended June 30,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$148,682	$147,836	$846
Properties Placed in-Service Portfolio	5,191	577	4,614
Properties Acquired Portfolio	475	—	475
Properties in Development or Redevelopment Portfolio	—	814	(814)
Properties Sold Portfolio	126	607	(481)
	$154,474	$149,834	$4,640

Direct Reimbursements of Payroll and Related Costs From Management Services Contracts and Payroll and Related Costs From Management Service Contracts
ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” updated the principal versus agent considerations and as a result we determined that amounts reimbursed for payroll and related costs received from third parties in connection with management services contracts should be reflected on a gross basis instead of on a net basis as we have determined that we are the principal under these arrangements (See Note 2 to the Consolidated Financial Statements). It is anticipated that these two financial statement line items will offset each other.
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures decreased by approximately $2.3 million for the three months ended June 30, 2018 compared to 2017 due primarily to a decrease in our share of net income from our Colorado Center joint venture. On July 28, 2017, the joint venture that owns Colorado Center obtained a $550.0 million mortgage loan, with an effective GAAP interest rate of 3.58% per annum, which resulted in interest expense, thus reducing the net income for the joint venture. We own a 50% interest in Colorado Center.
Interest and Other Income
Interest and other income increased by approximately $1.1 million for the three months ended June 30, 2018 compared to 2017, due primarily to an increase in interest rates.

Table of Content

Gains from Investments in Securities
Gains from investments in securities for the three months ended June 30, 2018 and 2017 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2018 and 2017, we recognized gains of approximately $0.5 million and $0.7 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.5 million and $0.7 million during the three months ended June 30, 2018 and 2017, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Gains from Early Extinguishments of Debt
On June 7, 2017, our consolidated entity in which we have a 60% ownership interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City completed the refinancing of approximately $1.6 billion of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The new mortgage financing has a principal amount of $2.3 billion, bears interest at a fixed interest rate of 3.43% per annum and matures on June 9, 2027. The loan requires interest-only payments during the 10-year term of the loan, with the entire principal amount due at maturity. The extinguished debt bore interest at a weighted-average rate of approximately 5.96% per annum, an effective GAAP interest rate of approximately 3.03% per annum and was scheduled to mature on October 7, 2017. There was no prepayment penalty associated with the repayment of the prior indebtedness. We recognized a net gain from early extinguishment of debt totaling approximately $14.6 million, primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment.
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

Table of Content

Interest Expense
Interest expense decreased by approximately $2.9 million for the three months ended June 30, 2018 compared to 2017, as detailed below:

Component	Change in interest expense for the three months ended June 30, 2018 compared to June 30, 2017
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 3.200% senior notes due 2025 on December 4, 2017	$6,865
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building)	6,469
Utilization of the 2017 Credit Facility	1,824
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	172
Other interest expense (excluding senior notes)	85
Total increases to interest expense	15,415
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 3.700% senior notes due 2018 on December 17, 2017	(7,938)
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (1)	(7,078)
Increase in capitalized interest (2)	(3,338)
Total decreases to interest expense	(18,354)
Total change in interest expense	$(2,939)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $7.1 million for the three months ended June 30, 2017. This amount was allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity.

(2)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended June 30, 2018 and 2017 was approximately $17.6 million and $14.3 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2018, our outstanding variable rate debt consisted of BPLP’s $500.0 million Delayed Draw Facility. BPLP's $1.5 billion Revolving Facility is also variable rate debt, however no amounts were outstanding at June 30, 2018. For a summary of our consolidated debt as of June 30, 2018 and June 30, 2017 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Table of Content

sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $14.5 million for the three months ended June 30, 2018 compared to 2017, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2018
91 Hartwell Avenue	May 24, 2018	Office	119,000	$22.2	$21.7	$15.5	(1)

2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	—	(2)
				$17.0	$16.9	$3.7
___________

(1)	Excludes approximately $2.8 million of gains on sales of real estate recognized during the three months ended June 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

(2)	The gain on sale of real estate for this property was $28,000.
Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $14.4 million for the three months ended June 30, 2018 compared to 2017, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2018
91 Hartwell Avenue	May 24, 2018	Office	119,000	$22.2	$21.7	$15.9	(1)

2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	0.6
				$17.0	$16.9	$4.3
___________

(1)	Excludes approximately $2.8 million of gains on sales of real estate recognized during the three months ended June 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

Table of Content

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships decreased by approximately $0.8 million for the three months ended June 30, 2018 compared to 2017, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2018	2017	Change
	(in thousands)
Salesforce Tower	$(142)	$(130)	$(12)
767 Fifth Avenue (the General Motors Building) (1)	(16)	3,206	(3,222)
Times Square Tower	6,725	6,607	118
601 Lexington Avenue (2)	3,860	2,042	1,818
100 Federal Street	1,627	1,148	479
Atlantic Wharf Office	2,346	2,330	16
	$14,400	$15,203	$(803)
___________

(1)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. Prior to this quarter, the net loss allocation was primarily due to the partners’ share of the interest expense for the outside members’ notes payable, which was $7.1 million three months ended June 30, 2017. During the three months ended June 30, 2017, we recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment and as a result, this assisted the property in having a net income allocation. In addition, revenue for the three months ended June 30, 2017 included termination income of approximately $6.3 million from tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building), which did not reoccur during the three months ended June 30, 2018.

(2)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns this property commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion, One Five Nine East 53rd Street, will contain approximately 220,000 square feet. We will capitalize incremental costs during the redevelopment. In addition, real estate operating expenses for the three months ended June 30, 2017 includes approximately $2.5 million of demolition costs, which did not reoccur during the three months ended June 30, 2018.

Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership decreased by approximately $0.6 million for the three months ended June 30, 2018 compared to 2017 due to decreases in allocable income and in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund development costs;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•
fund possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein, including the acquisition price and promote payment to our partner for their 5% interest in Salesforce Tower;

•	fund dividend requirements on BXP’s Series B Preferred Stock; and

•	make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

Table of Content

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	BPLP’s 2017 Credit Facility and other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	sales of real estate; and

•	issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP.
We draw on multiple financing sources to fund our long-term capital needs. Our current consolidated development properties are expected to be primarily funded with our available cash balances, construction loans and BPLP’s Revolving Facility, while our unconsolidated development projects are expected to be primarily funded with construction loans. We use BPLP’s Revolving Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

Table of Content

The following table presents information on properties under construction and redevelopment as of June 30, 2018 (dollars in thousands):

Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)	Estimated Total Investment (1)	Estimated Future Equity Requirement (1)	Percentage Leased (2)
Office
Salesforce Tower (95% ownership)	Q3 2019	San Francisco, CA	1	1,400,000	$1,027,613	$1,073,500	$50,576	98%	(3)
The Hub on Causeway - Podium (50% ownership)	Q4 2019	Boston, MA	1	385,000	85,687	141,870	—	88%	(4)
145 Broadway	Q4 2019	Cambridge, MA	1	485,000	166,821	375,000	208,179	98%
Dock 72 (50% ownership)	Q3 2020	Brooklyn, NY	1	670,000	131,944	204,900	—	33%	(5)
17Fifty Presidents Street	Q3 2020	Reston, VA	1	276,000	27,968	142,900	114,932	100%
6595 Springfield Center Drive (TSA Headquarters)	Q4 2020	Springfield, VA	1	634,000	78,009	313,700	235,691	98%
20 CityPoint	Q1 2021	Waltham, MA	1	211,000	31,263	97,000	65,737	52%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Q3 2022	Bethesda, MD	1	740,000	46,046	211,100	165,054	100%	(6)
Total Office Properties under Construction			8	4,801,000	1,595,351	2,559,970	840,169	87%
Residential
Proto Kendall Square (280 units)	Q2 2019	Cambridge, MA	1	152,000	129,902	140,170	10,268	37%	(7)
Proto Kendall Square - Retail			—	14,500	—	—	—	98%
The Hub on Causeway - Residential (440 units) (50% ownership)	Q4 2021	Boston, MA	1	320,000	49,629	153,500	13,871	N/A	(8)
MacArthur Station Residences (402 units)	Q4 2021	Oakland, CA	1	324,000	31,030	263,600	232,570	N/A	(9)
Total Residential Properties under Construction			3	810,500	210,561	557,270	256,709	98%	(10)
Redevelopment Properties
191 Spring Street	Q4 2018	Lexington, MA	1	171,000	46,413	53,920	7,507	100%	(11)
One Five Nine East 53rd Street (55% ownership)	Q4 2019	New York, NY	—	220,000	88,557	106,000	17,443	89%	(12)
Total Properties under Redevelopment			1	391,000	134,970	159,920	24,950	94%
Total Properties under Construction and Redevelopment			12	6,002,500	$1,940,882	$3,277,160	$1,121,828	88%	(10)
___________

(1)
Represents our share. Investment to Date and Estimated Total Investment includes net revenue during lease up period, acquisition expenses and approximately $82.1 million of construction cost and leasing commission accruals.

(2)	Represents percentage leased of office and redevelopment properties as of August 6, 2018 and residential properties as of August 2, 2018, including leases with future commencement dates.

(3)
Under the joint venture agreement, if the project is funded with 100% equity, we have agreed to fund 50% of our partner’s equity requirement, structured as preferred equity. We expect to fund approximately $25.4 million at a per annum interest rate of LIBOR plus 3.0% and receive priority distributions from all distributions to our partner until the principal and interest are repaid in full. As of June 30, 2018, we had funded an aggregate of approximately $20.7 million of preferred equity to the venture. This property is 28% placed in-service as of June 30, 2018. Estimated Total Investment and Estimated Future Equity Requirement excludes the acquisition price and promote payment to our partner for their 5% interest (See Note 7 to the Consolidated Financial Statements).

(4)	This development has a $102.3 million (our share) construction loan facility. As of June 30, 2018, $17.6 million (our share) has been drawn under this facility.

Table of Content

(5)	This development has a $125 million (our share) construction loan facility. As of June 30, 2018, $47.7 million (our share) has been drawn under this facility.

(6)	Rentable square feet is an estimate based on current building design.

(7)	This property is 46% placed in-service as of June 30, 2018.

(8)	This development has a $90.0 million (our share) construction loan facility. As of June 30, 2018, no amount has been drawn under this facility.

(9)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(10)	Percentage leased excludes residential units.

(11)	This property is 46% placed in-service, as of June 30, 2018.

(12)
The low-rise portion of 601 Lexington Avenue. Percentage leased includes a lease signed August 6, 2018 for 100% of the office space. The lease is held in escrow pending satisfaction of the escrow conditions.

Contractual rental revenue, recoveries from tenants, other income from operations, available cash balances, mortgage financings and draws on BPLP’s Revolving Facility are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.
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
Subsequent to the quarter we made two important investments:

•
On July 13, 2018, we entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City.  We own a 25% interest in and will be the managing member of the joint venture.  The acquisition includes improvements consisting of excavation work and foundation elements that are currently being constructed on the site. We contributed cash totaling approximately $45.6 million at closing and will contribute in the future approximately $62.2 million for our initial capital contribution, a portion of which will fund the remaining costs to complete the foundation elements to grade for the future office building.  In addition, we have provided $80.0 million of mortgage financing to the joint venture, which bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions.

•
On July 19, 2018, we completed the acquisition of Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a purchase price of approximately $627.5 million, including $11.5 million of seller funded leasing costs after the effective date of the purchase and sale agreement. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining, including renewal periods. The ground lease provides us with the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years. The property is 94% leased. The acquisition was completed in a joint venture with Canada Pension Plan Investment Board, which invested approximately $147.4 million for a 45% ownership interest in the joint venture. We will provide customary operating, property management and leasing services to, and invested approximately $180.1 million in the joint venture. The acquisition was completed with $300.0 million of financing. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. At closing, the borrower under the loan, which is a subsidiary of the joint

Table of Content

venture, entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts.
Our primary uses of capital will be the completion of our current and committed development and redevelopment projects. As of June 30, 2018, our share of the remaining development and redevelopment costs that we expect to fund through 2022 is approximately $1.1 billion. In addition, we have approximately $1.4 billion (our share) in pending new developments for which we have anchor-lease commitments, but have not yet commenced construction, including 2100 Pennsylvania Avenue in Washington, DC, Reston Gateway in Reston, Virginia and 100 Causeway Street in Boston, Massachusetts.
With approximately $316 million of cash and cash equivalents and approximately $1.3 billion available under BPLP's Revolving Facility, as of August 2, 2018, we have sufficient capital to fund our current development and redevelopment projects. We believe that our strong liquidity, including the availability under BPLP’s Revolving Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects, fund pending new developments and still be able to act opportunistically on attractive investment opportunities.
During the second quarter of 2018, we enhanced our liquidity through (1) a $180.0 million construction financing obtained by a joint venture, in which we have a 50% interest, collateralized by its Hub on Causeway - Residential development project, located in Boston, Massachusetts, (2) borrowing the maximum of $500.0 million under the Delayed Draw Facility and (3) a $120.0 million refinancing collateralized by our 540 Madison Avenue joint venture property, in which we have a 60% interest, located in New York City that reduced the stated interest rate by 0.40% per annum. Excluding our unconsolidated joint venture assets, we have no debt maturing in 2018 and $700.0 million of 5.875% unsecured senior notes that mature in October 2019.
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
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 18, 2017, the Board of Directors of BXP increased our regular quarterly dividend from $0.75 per common share to $0.80 per common share, or 6.7% beginning with the fourth quarter of 2017. The second quarter dividend was paid on July 31, 2018 to shareholders of record as of the close of business on June 29, 2018. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on June 29, 2018, received the same total distribution per unit on July 31, 2018.
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

Table of Content

From time to time in selected cases, whether due to a change in use, structuring issues to comply with applicable REIT regulations or other reasons, we may sell an asset that is held by a taxable REIT subsidiary ("TRS"). Such a sale by a TRS would be subject to federal and local taxes.
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents and cash held in escrows aggregated approximately $727.1 million and $539.8 million at June 30, 2018 and 2017, respectively, representing an increase of approximately $187.3 million. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$560,846	$364,809	$196,037
Net cash used in investing activities	(485,801)	(547,678)	61,877
Net cash provided by financing activities	146,646	302,561	(155,915)
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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2018 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from sales or real estate. Cash used in investing activities for the six months ended June 30, 2017 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, as detailed below:

	Six months ended June 30,
	2018	2017
	(in thousands)
Acquisition of real estate (1)	$—	$(15,953)
Construction in progress (2)	(380,565)	(297,747)
Building and other capital improvements	(96,730)	(100,808)
Tenant improvements	(83,982)	(107,533)
Proceeds from sales of real estate (3)	141,249	17,049
Capital contributions to unconsolidated joint ventures (4)	(65,250)	(41,491)
Investments in securities, net	(523)	(1,195)
Net cash used in investing activities	$(485,801)	$(547,678)
___________

(1)	On May 15, 2017, we acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $16.0 million in cash, including transaction costs.

(2)
Construction in progress for the six months ended June 30, 2018 includes ongoing expenditures associated with 191 Spring Street, Salesforce Tower, Signature at Reston and Proto Kendall Square, which were partially or fully placed in-service during the six months ended June 30, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145

Table of Content

Broadway, 20 CityPoint, 17Fifty Presidents Street, 6595 Springfield Center Drive and MacArthur Station Residences projects.
Construction in progress for the six months ended June 30, 2017 includes ongoing expenditures associated with Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were partially or fully placed in-service during the six months ended June 30, 2017. In addition, we incurred costs associated with our continued development/redevelopment of Salesforce Tower, One Five Nine East 53rd Street, 191 Spring Street, 145 Broadway, MacArthur Station Residences, Proto Kendall Square and Signature at Reston.

(3)
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

On May 24, 2018, we completed the sale of our 91 Hartwell Avenue property located in Lexington, Massachusetts for a gross sale price of approximately $22.2 million. Net cash proceeds totaled approximately $21.7 million, resulting in a gain on sale of real estate totaling approximately $15.5 million for BXP. and approximately $15.9 million for BPLP. 91 Hartwell Avenue is an approximately 119,000 net rentable square foot Class A office property.
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

(4)
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2018 consisted primarily of cash contributions of approximately $46.5 million and $17.2 million to our 7750 Wisconsin Avenue and Hub on Causeway joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2017 were primarily due to cash contributions of approximately $21.9 million and $19.4 million to our Dock 72 and Hub on Causeway joint ventures, respectively.
Cash provided by financing activities for the six months ended June 30, 2018 totaled approximately $146.6 million. This consisted primarily of the proceeds from our Delayed Draw Facility totaling $500.0 million, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Table of Content

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	June 30, 2018
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,412	154,412	$19,366,353
Common Operating Partnership Units	17,824	17,824	2,235,486	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (callable on and after March 27, 2018)	80	—	200,000
Total Equity		172,236	$21,801,839

Consolidated Debt			$10,721,878
Add:
BXP’s share of unconsolidated joint venture debt (3)			648,935
Subtract:
Partners’ share of Consolidated Debt (4)			(1,207,123)
BXP’s Share of Debt			$10,163,690

Consolidated Market Capitalization			$32,523,717
BXP’s Share of Market Capitalization			$31,965,529
Consolidated Debt/Consolidated Market Capitalization			32.97%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			31.80%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500.00 per share, values are based on the closing price per share of BXP’s Common Stock on June 29, 2018 of $125.42.

(2)	Includes long-term incentive plan units (including 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units), but excludes MYLTIP Units granted between 2016 and 2018.

(3)	See page 82 for additional information.

(4)	See page 81 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on June 29, 2018, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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

Table of Content

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2016, 2017 and 2018 MYLTIP Units are not included in this calculation as of June 30, 2018.
We also present BXP’s Share of Market Capitalization, which is calculated in the same manner, except that BXP’s Share of Debt is utilized instead of our consolidated debt in both the numerator and the denominator. BXP’s Share of Debt is defined as our consolidated debt plus our share of debt from our unconsolidated joint ventures (calculated based upon our ownership percentage), minus our partners’ share of debt from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests adjusted for basis differentials). Management believes that BXP’s Share of Debt provides useful information to investors regarding our financial condition because it includes our share of debt from unconsolidated joint ventures and excludes our partners’ share of debt from consolidated joint ventures, in each case presented on the same basis. We have several significant joint ventures and presenting various measures of financial condition in this manner can help investors better understand our financial condition and/or results of operations after taking into account our economic interest in these joint ventures.  We caution investors that the ownership percentages used in calculating BXP’s Share of Debt may not completely and accurately depict all of the legal and economic implications of holding an interest in a consolidated or unconsolidated joint venture. For example, in addition to partners’ interests in profits and capital, venture agreements vary in the allocation of rights regarding decision making (both for routine and major decisions), distributions, transferability of interests, liquidations and other matters.  Moreover, in some cases we exercise significant influence over, but do not control, the joint venture in which case GAAP requires that we account for the joint venture entity using the equity method of accounting and we do not consolidate it for financial reporting purposes.  As a result, presentations of BXP’s Share of a financial measure should be considered with and as a supplement to our financial information presented in accordance with GAAP.
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
Debt Financing
As of June 30, 2018, we had approximately $10.7 billion of outstanding consolidated indebtedness, representing approximately 32.97% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.3 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.15% per annum and maturities in 2019 through 2026; (2) $3.0 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.95% per annum and weighted-average term of 7.7 years and (3) $498.2 million (net of deferred financing fees) outstanding under BPLP's Delayed Draw Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan as well as Consolidated Debt Financing Statistics at June 30, 2018 and June 30, 2017.

Table of Content

	June 30,
	2018	2017
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,972,052	$2,986,283
Unsecured senior notes, net of discount	7,251,578	7,250,356
Unsecured line of credit	—	—
Unsecured term loan, net	498,248	—
Consolidated Debt	10,721,878	10,236,639
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	648,935	317,724
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,207,123)	(1,211,485)
BXP’s Share of Debt	$10,163,690	$9,342,878

	June 30,
	2018	2017
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	95.35%	100.00%
Variable rate	4.65%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.09%	4.13%
Variable rate	2.98%	—%
Total	4.04%	4.13%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.98%	4.03%
Variable rate	2.88%	—%
Total	3.93%	4.03%
Weighted-average maturity at end of period (in years):
Fixed rate	5.9	6.4
Variable rate	3.8	—
Total	5.8	6.4
_______________

(1)	See page 82 for additional information.

(2)	See page 81 for additional information.
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
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP's current credit rating and matures on April 24, 2022.

Table of Content

As of June 30, 2018, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $1.6 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility. As of August 2, 2018, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, $160 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $0.3 million outstanding with the ability to borrow approximately $1.3 billion under the Revolving Facility.
Unsecured Senior Notes, Net
The following summarizes the unsecured senior notes outstanding as of June 30, 2018 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(16,563)
Deferred financing costs, net			(31,859)
Total			$7,251,578
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2018, BPLP was in compliance with each of these financial restrictions and requirements.

Table of Content

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2018:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$31,422	$(211)	$31,211	N/A		January 15, 2021
University Place	6.94%	6.99%	6,545	(40)	6,505	N/A		August 1, 2021
			37,967	(251)	37,716	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(31,212)	2,268,788	$907,626	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	666,802	(1,254)	665,548	299,497	(5)	April 10, 2022
			2,966,802	(32,466)	2,934,336	1,207,123
Total			$3,004,769	$(32,717)	$2,972,052	$1,207,123
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions.

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest. The partners' share of the carrying amount has been adjusted for basis differentials.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2018, the maximum funding obligation under the guarantee was approximately $144.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 6 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Eleven of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At June 30, 2018, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $1.5 billion (of which our proportionate share is approximately $648.9 million). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2018. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Table of Content

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	3.14%	3.42%	$120,000	$(657)	$119,343	$71,606	(2)(3)	June 5, 2023
Market Square North	50%	4.85%	4.91%	119,931	(189)	119,742	59,871		October 1, 2020
Annapolis Junction Building One	50%	7.67%	7.85%	39,549	—	39,549	19,775	(4)	March 31, 2018
Annapolis Junction Building Six	50%	4.24%	4.42%	13,346	(14)	13,332	6,666	(5)	November 17, 2018
Annapolis Junction Building Seven and Eight	50%	4.27%	4.55%	35,771	(146)	35,625	17,813	(6)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	39,343	(375)	38,968	19,484		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(936)	549,064	274,531	(2)	August 9, 2027
Dock 72	50%	4.24%	5.39%	95,415	(8,580)	86,835	43,417	(2)(7)	December 18, 2020
The Hub on Causeway - Podium	50%	4.21%	4.68%	35,109	(3,071)	32,038	16,019	(2)(8)	September 6, 2021
The Hub on Causeway - Residential	50%	N/A	N/A	—	—	—	—	(2)(9)	April 19, 2022
500 North Capitol Street	30%	4.15%	4.20%	105,000	(291)	104,709	31,413	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(1,161)	223,839	55,960		January 5, 2025
Metropolitan Square	20%	5.75%	5.81%	162,090	(183)	161,907	32,380		May 5, 2020
Total				$1,540,554	$(15,603)	$1,524,951	$648,935
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.10% per annum (See Note 4 to the Consolidated Financial Statements).

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

(9)
No amounts have been drawn under the $180.0 million construction facility. The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.

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
Insurance
For information concerning our insurance program, see Note 6 to the Consolidated Financial Statements.
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

Table of Content

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$128,681	$133,709
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of Boston Properties Limited Partnership	14,859	15,473
Noncontrolling interests in property partnerships	14,400	15,203
Less:
Gains on sales of real estate	18,292	3,767
Income before gains on sales of real estate	142,273	163,243
Add:
Depreciation and amortization	156,417	151,919
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,426)	(19,327)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	9,312	9,629
Corporate-related depreciation and amortization	(406)	(486)
Less:
Noncontrolling interests in property partnerships	14,400	15,203
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	272,145	287,150
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	27,704	29,269
FFO attributable to Boston Properties, Inc. common shareholders	$244,441	$257,881
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.82%	89.81%
Weighted-average shares outstanding—basic	154,415	154,177
Reconciliation to Diluted Funds from Operations:

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$272,145	171,916	$287,150	171,675
Effect of Dilutive Securities
Stock Based Compensation	—	156	—	154
Diluted FFO	272,145	172,072	287,150	171,829
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	27,678	17,501	29,243	17,498
Boston Properties, Inc.’s share of Diluted FFO (1)	$244,467	154,571	$257,907	154,331
 _______________

(1)	BXP’s share of diluted FFO was 89.83% and 89.82% for the three months ended June 30, 2018 and 2017, respectively.

Table of Content

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	2017
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,961	$151,844
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	14,400	15,203
Less:
Gains on sales of real estate	18,770	4,344
Income before gains on sales of real estate	144,216	165,328
Add:
Depreciation and amortization	154,474	149,834
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,426)	(19,327)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	9,312	9,629
Corporate-related depreciation and amortization	(406)	(486)
Less:
Noncontrolling interests in property partnerships	14,400	15,203
Preferred distributions	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$272,145	$287,150
Weighted-average units outstanding—basic	171,916	171,675
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units, vested 2014 MYLTIP Units and vested 2015 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$272,145	171,916	$287,150	171,675
Effect of Dilutive Securities
Stock Based Compensation	—	156	—	154
Diluted FFO	$272,145	172,072	$287,150	171,829

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
During the second quarter of 2018, we paid approximately $60.0 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $121 million of new tenant-related obligations associated with approximately 1.7 million square feet of second generation leases, or approximately $71 per square foot. In addition, we signed leases for approximately 35,000 square feet at our

Table of Content

development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the second quarter of 2018, we signed leases for approximately 1.7 million square feet of space and incurred aggregate tenant-related obligations of approximately $129 million, or approximately $74 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of June 30, 2018. Approximately $10.2 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of June 30, 2018, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.90%, or 2.88% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2018	2019	2020	2021	2022	2023+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$7,478	$15,745	$16,841	$36,346	$611,132	$2,284,510	$2,972,052	$2,938,167
Average Interest Rate	5.53%	5.53%	5.55%	6.61%	4.79%	3.64%	3.95%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(4,423)	$691,233	$691,726	$843,044	$(6,475)	$5,036,473	$7,251,578	$7,188,261
Average Interest Rate	—	5.97%	5.71%	4.29%	—	3.65%	4.15%
Variable Rate	$(240)	$(460)	$(451)	$(451)	$499,850	—	$498,248	$500,181
	$2,815	$706,518	$708,116	$878,939	$1,104,507	$7,320,983	$10,721,878	$10,626,609

At June 30, 2018, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.98% per annum. At June 30, 2018, our outstanding variable rate debt based on LIBOR totaled approximately $498.2 million. At June 30, 2018, the coupon/stated rate on our variable rate debt was approximately 2.88%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.2 million and $2.5 million, respectively, for the three and six months ended June 30, 2018.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)	None.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2018 - April 30, 2018	—		—	N/A	N/A
May 1, 2018 - May 31, 2018	—		—	N/A	N/A
June 1, 2018 - June 30, 2018	180	(1)	$0.01	N/A	N/A
Total	180		$0.01	N/A	N/A
___________

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

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of the issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2018, in connection with issuances of common stock by Boston Properties, Inc. pursuant to the settlement of deferred stock awards and issuances to non-employee directors of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan, we issued an aggregate of approximately 38,930 common units to Boston Properties, Inc. in exchange for approximately $20.94, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Table of Content

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2018 - April 30, 2018	—		—	N/A	N/A
May 1, 2018 - May 31, 2018	39	(1)	$0.25	N/A	N/A
June 1, 2018 - June 30, 2018	7,268	(2)	$0.24	N/A	N/A
Total	7,307		$0.24	N/A	N/A
___________

(1)
Represents LTIP units that were repurchased in connection with the termination of a certain employee’s employment with Boston Properties, Inc. Under the terms of the applicable LTIP unit vesting agreement, such units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employee for such unit.

(2)
Includes 2,838 LTIP units, 47 2015 MYLTIP units, 1,781 2016 MYLTIP units, 1,129 2017 MYLTIP units and 1,293 2018 MYLTIP units that were repurchased in connection with the termination of certain employees’ employment with Boston Properties, Inc. Under the terms of the applicable LTIP unit vesting agreements and applicable MYLTIP award agreements, such units were repurchased by Boston Properties Limited Partnership at a price of $0.25 per unit, which was the amount originally paid by such employees for such units. Also includes 180 common units of limited partnership interest of Boston Properties Limited Partnership previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of shares of restricted common stock of Boston Properties, Inc. in connection with the termination of a certain employee’s employment with Boston Properties, Inc. Under the terms of the applicable restricted stock award agreement, such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.

(a)	None.

(b)	None.

Table of Content

ITEM 6—Exhibits.

(a)	Exhibits

10.1	—
Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated as of April 2, 2018. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on May 7, 2018.)

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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

August 7, 2018	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 7, 2018	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)