Form 10-Q
period 2018-09-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2018-11-07
CIK 1037540, 1043121

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018

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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	154,440,500
(Registrant)	(Class)	(Outstanding on November 2, 2018)

Table of Content

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of September 30, 2018, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest is owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $308.7 million, or 1.9% at September 30, 2018 and a corresponding difference in depreciation expense and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2018

Table of Content

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,426,998 and $7,172,718 at September 30, 2018 and December 31, 2017, respectively)	$21,687,639	$21,096,642
Less: accumulated depreciation (amounts related to VIEs of $(942,678) and $(854,172) at September 30, 2018 and December 31, 2017, respectively)	(4,838,496)	(4,589,634)
Total real estate	16,849,143	16,507,008
Cash and cash equivalents (amounts related to VIEs of $284,053 and $304,955 at September 30, 2018 and December 31, 2017, respectively)	322,502	434,767
Cash held in escrows (amounts related to VIEs of $6,118 and $6,135 at September 30, 2018 and December 31, 2017, respectively)	101,282	70,602
Investments in securities	31,376	29,161
Tenant and other receivables (amounts related to VIEs of $42,193 and $27,057 at September 30, 2018 and December 31, 2017, respectively)	98,502	92,186
Related party note receivable	80,000	—
Accrued rental income (amounts related to VIEs of $269,794 and $242,589 at September 30, 2018 and December 31, 2017, respectively)	926,274	861,575
Deferred charges, net (amounts related to VIEs of $261,951 and $281,678 at September 30, 2018 and December 31, 2017, respectively)	669,545	679,038
Prepaid expenses and other assets (amounts related to VIEs of $62,325 and $33,666 at September 30, 2018 and December 31, 2017, respectively)	133,443	77,971
Investments in unconsolidated joint ventures	925,431	619,925
Total assets	$20,137,498	$19,372,233
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,931,852 and $2,939,183 at September 30, 2018 and December 31, 2017, respectively)	$2,967,548	$2,979,281
Unsecured senior notes, net	7,253,786	7,247,330
Unsecured line of credit	170,000	45,000
Unsecured term loan, net	498,368	—
Accounts payable and accrued expenses (amounts related to VIEs of $78,893 and $106,683 at September 30, 2018 and December 31, 2017, respectively)	315,462	331,500
Dividends and distributions payable	165,118	139,040
Accrued interest payable (amounts related to VIEs of $6,659 and $6,907 at September 30, 2018 and December 31, 2017, respectively)	92,809	83,646
Other liabilities (amounts related to VIEs of $200,306 and $164,806 at September 30, 2018 and December 31, 2017, respectively)	468,433	443,980
Total liabilities	11,931,524	11,269,777
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at September 30, 2018 and December 31, 2017	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,519,139 and 154,404,186 issued and 154,440,239 and 154,325,286 outstanding at September 30, 2018 and December 31, 2017, respectively	1,544	1,543
Additional paid-in capital	6,400,193	6,377,908
Dividends in excess of earnings	(677,312)	(712,343)
Treasury common stock at cost, 78,900 shares at September 30, 2018 and December 31, 2017	(2,722)	(2,722)
Accumulated other comprehensive loss	(45,137)	(50,429)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,876,566	5,813,957
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	618,380	604,739
Property partnerships	1,711,028	1,683,760
Total equity	8,205,974	8,102,456
Total liabilities and equity	$20,137,498	$19,372,233
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$525,875	$513,269	$1,561,821	$1,537,373
Recoveries from tenants	102,424	94,476	292,801	272,803
Parking and other	26,552	26,092	79,590	78,164
Total rental revenue	654,851	633,837	1,934,212	1,888,340
Hotel revenue	13,664	13,064	37,373	33,859
Development and management services	15,253	10,811	32,963	24,648
Direct reimbursements of payroll and related costs from management services contracts	2,516	—	7,371	—
Total revenue	686,284	657,712	2,011,919	1,946,847
Expenses
Operating
Rental	247,989	237,341	726,108	696,082
Hotel	8,828	8,447	25,642	23,942
General and administrative	29,677	25,792	94,039	84,319
Payroll and related costs from management services contracts	2,516	—	7,371	—
Transaction costs	914	239	1,409	572
Depreciation and amortization	157,996	152,164	480,210	463,288
Total expenses	447,920	423,983	1,334,779	1,268,203
Operating income	238,364	233,729	677,140	678,644
Other income (expense)
Income (loss) from unconsolidated joint ventures	(4,313)	843	(3,083)	7,035
Gains on sales of real estate	7,863	2,891	122,552	6,791
Interest and other income	2,822	1,329	7,049	3,447
Gains from investments in securities	1,075	944	1,454	2,716
Gains from early extinguishments of debt	—	—	—	14,354
Interest expense	(95,366)	(92,032)	(277,790)	(282,709)
Net income	150,445	147,704	527,322	430,278
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(14,850)	(14,340)	(46,484)	(33,967)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(13,852)	(13,402)	(49,128)	(40,350)
Net income attributable to Boston Properties, Inc.	121,743	119,962	431,710	355,961
Preferred dividends	(2,625)	(2,625)	(7,875)	(7,875)
Net income attributable to Boston Properties, Inc. common shareholders	$119,118	$117,337	$423,835	$348,086
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.77	$0.76	$2.74	$2.26
Weighted average number of common shares outstanding	154,440	154,355	154,414	154,132
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.77	$0.76	$2.74	$2.26
Weighted average number of common and common equivalent shares outstanding	154,678	154,483	154,652	154,344

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$150,445	$147,704	$527,322	$430,278
Other comprehensive income (loss):
Effective portion of interest rate contracts	1,325	—	1,325	(6,133)
Amortization of interest rate contracts (1)	1,666	1,665	4,998	4,368
Other comprehensive income (loss)	2,991	1,665	6,323	(1,765)
Comprehensive income	153,436	149,369	533,645	428,513
Net income attributable to noncontrolling interests	(28,702)	(27,742)	(95,612)	(74,317)
Other comprehensive (income) loss attributable to noncontrolling interests	(433)	(300)	(1,031)	2,220
Comprehensive income attributable to Boston Properties, Inc.	$124,301	$121,327	$437,002	$356,416
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2017	154,325	$1,543	$200,000	$6,377,908	$(712,343)	$(2,722)	$(50,429)	$2,288,499	$8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—	—	563	5,496
Redemption of operating partnership units to common stock	60	1	—	2,111	—	—	—	(2,112)	—
Allocated net income for the year	—	—	—	—	431,710	—	—	95,612	527,322
Dividends/distributions declared	—	—	—	—	(401,612)	—	—	(45,730)	(447,342)
Shares issued pursuant to stock purchase plan	6	—	—	797	—	—	—	—	797
Net activity from stock option and incentive plan	49	—	—	1,354	—	—	—	29,216	30,570
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	37,148	37,148
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(56,796)	(56,796)
Effective portion of interest rate contracts	—	—	—	—	—	—	1,190	135	1,325
Amortization of interest rate contracts	—	—	—	—	—	—	4,102	896	4,998
Reallocation of noncontrolling interest	—	—	—	18,023	—	—	—	(18,023)	—
Equity, September 30, 2018	154,440	$1,544	$200,000	$6,400,193	$(677,312)	$(2,722)	$(45,137)	$2,329,408	$8,205,974

Equity, December 31, 2016	153,790	$1,538	$200,000	$6,333,424	$(693,694)	$(2,722)	$(52,251)	$2,145,629	$7,931,924
Redemption of operating partnership units to common stock	492	5	—	16,807	—	—	—	(16,812)	—
Allocated net income for the year	—	—	—	—	355,961	—	—	74,317	430,278
Dividends/distributions declared	—	—	—	—	(354,734)	—	—	(40,292)	(395,026)
Shares issued pursuant to stock purchase plan	6	—	—	795	—	—	—	—	795
Net activity from stock option and incentive plan	34	—	—	2,920	—	—	—	26,271	29,191
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	(2,035)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	147,772	147,772
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(41,439)	(41,439)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,304)	(2,829)	(6,133)
Amortization of interest rate contracts	—	—	—	—	—	—	3,759	609	4,368
Reallocation of noncontrolling interest	—	—	—	16,986	—	—	—	(16,986)	—
Equity, September 30, 2017	154,322	$1,543	$200,000	$6,370,932	$(692,739)	$(2,722)	$(51,796)	$2,274,477	$8,099,695

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$527,322	$430,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480,210	463,288
Non-cash compensation expense	31,700	27,260
Loss (income) from unconsolidated joint ventures	3,083	(7,035)
Distributions of net cash flow from operations of unconsolidated joint ventures	3,988	8,563
Gains from investments in securities	(1,454)	(2,716)
Gains from early extinguishments of debt	—	(14,354)
Non-cash portion of interest expense	15,922	(6,667)
Gains on sales of real estate	(122,552)	(6,791)
Change in assets and liabilities:
Tenant and other receivables, net	1,578	12,528
Accrued rental income, net	(41,519)	(36,012)
Prepaid expenses and other assets	(51,938)	(13,633)
Accounts payable and accrued expenses	6,354	7,861
Accrued interest payable	8,860	(144,833)
Other liabilities	(1,561)	(65,073)
Tenant leasing costs	(89,366)	(67,699)
Total adjustments	243,305	154,687
Net cash provided by operating activities	770,627	584,965
Cash flows from investing activities:
Acquisition of real estate	—	(15,953)
Construction in progress	(530,389)	(452,283)
Building and other capital improvements	(140,969)	(162,395)
Tenant improvements	(129,450)	(152,749)
Proceeds from sales of real estate	175,577	29,810
Capital contributions to unconsolidated joint ventures	(314,075)	(89,874)
Capital distributions from unconsolidated joint ventures	—	251,000
Issuance of related party note receivable	(80,000)	—
Investments in securities, net	(761)	(1,451)
Net cash used in investing activities	(1,020,067)	(593,895)

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	2,300,000
Repayments of mortgage notes payable	(14,677)	(1,313,890)
Borrowings on unsecured line of credit	580,000	470,000
Repayments of unsecured line of credit	(455,000)	(470,000)
Proceeds from unsecured term loan	500,000	—
Repayments of mezzanine notes payable	—	(306,000)
Repayments of outside members’ notes payable	—	(70,424)
Payments on capital lease obligations	—	(463)
Payments on real estate financing transactions	(960)	(1,306)
Deposit on mortgage note payable interest rate lock	—	(23,200)
Return of deposit on mortgage note payable interest rate lock	—	23,200
Deferred financing costs	(263)	(44,083)
Debt prepayment and extinguishment costs	—	(90)
Net proceeds from equity transactions	(333)	241
Dividends and distributions	(421,264)	(394,900)
Contributions from noncontrolling interests in property partnerships	37,148	38,196
Distributions to noncontrolling interests in property partnerships	(56,796)	(41,605)
Net cash provided by financing activities	167,855	165,676
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(81,585)	156,746
Cash and cash equivalents and cash held in escrows, beginning of period	505,369	420,088
Cash and cash equivalents and cash held in escrows, end of period	$423,784	$576,834

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$434,767	$356,914
Cash held in escrows, beginning of period	70,602	63,174
Cash and cash equivalents and cash held in escrows, beginning of period	$505,369	$420,088

Cash and cash equivalents, end of period	$322,502	$493,055
Cash held in escrows, end of period	101,282	83,779
Cash and cash equivalents and cash held in escrows, end of period	$423,784	$576,834

Supplemental disclosures:
Cash paid for interest	$303,203	$477,189
Interest capitalized	$51,594	$43,286
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(100,118)	$(103,972)
Additions to real estate included in accounts payable and accrued expenses	$(11,746)	$36,609
Real estate acquired through capital lease	$—	$28,962
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$—	$109,576
Dividends and distributions declared but not paid	$165,118	$130,434
Conversions of noncontrolling interests to stockholders’ equity	$2,112	$16,812
Issuance of restricted securities to employees	$37,342	$35,711
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,426,998 and $7,172,718 at September 30, 2018 and December 31, 2017, respectively)	$21,281,726	$20,685,164
Less: accumulated depreciation (amounts related to VIEs of $(942,678) and $(854,172) at September 30, 2018 and December 31, 2017, respectively)	(4,741,280)	(4,496,959)
Total real estate	16,540,446	16,188,205
Cash and cash equivalents (amounts related to VIEs of $284,053 and $304,955 at September 30, 2018 and December 31, 2017, respectively)	322,502	434,767
Cash held in escrows (amounts related to VIEs of $6,118 and $6,135 at September 30, 2018 and December 31, 2017, respectively)	101,282	70,602
Investments in securities	31,376	29,161
Tenant and other receivables (amounts related to VIEs of $42,193 and $27,057 at September 30, 2018 and December 31, 2017, respectively)	98,502	92,186
Related party note receivable	80,000	—
Accrued rental income (amounts related to VIEs of $269,794 and $242,589 at September 30, 2018 and December 31, 2017, respectively)	926,274	861,575
Deferred charges, net (amounts related to VIEs of $261,951 and $281,678 at September 30, 2018 and December 31, 2017, respectively)	669,545	679,038
Prepaid expenses and other assets (amounts related to VIEs of $62,325 and $33,666 at September 30, 2018 and December 31, 2017, respectively)	133,443	77,971
Investments in unconsolidated joint ventures	925,431	619,925
Total assets	$19,828,801	$19,053,430
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,931,852 and $2,939,183 at September 30, 2018 and December 31, 2017, respectively)	$2,967,548	$2,979,281
Unsecured senior notes, net	7,253,786	7,247,330
Unsecured line of credit	170,000	45,000
Unsecured term loan, net	498,368	—
Accounts payable and accrued expenses (amounts related to VIEs of $78,893 and $106,683 at September 30, 2018 and December 31, 2017, respectively)	315,462	331,500
Distributions payable	165,118	139,040
Accrued interest payable (amounts related to VIEs of $6,659 and $6,907 at September 30, 2018 and December 31, 2017, respectively)	92,809	83,646
Other liabilities (amounts related to VIEs of $200,306 and $164,806 at September 30, 2018 and December 31, 2017, respectively)	468,433	443,980
Total liabilities	11,931,524	11,269,777
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,804,929 and 16,810,378 common units and 992,321 and 818,343 long term incentive units outstanding at redemption value at September 30, 2018 and December 31, 2017, respectively	2,190,664	2,292,263
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at September 30, 2018 and December 31, 2017	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,722,375 and 1,719,540 general partner units and 152,717,864 and 152,605,746 limited partner units outstanding at September 30, 2018 and December 31, 2017, respectively	3,801,962	3,614,007
Noncontrolling interests in property partnerships	1,711,028	1,683,760
Total capital	5,706,613	5,491,390
Total liabilities and capital	$19,828,801	$19,053,430

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$525,875	$513,269	$1,561,821	$1,537,373
Recoveries from tenants	102,424	94,476	292,801	272,803
Parking and other	26,552	26,092	79,590	78,164
Total rental revenue	654,851	633,837	1,934,212	1,888,340
Hotel revenue	13,664	13,064	37,373	33,859
Development and management services	15,253	10,811	32,963	24,648
Direct reimbursements of payroll and related costs from management services contracts	2,516	—	7,371	—
Total revenue	686,284	657,712	2,011,919	1,946,847
Expenses
Operating
Rental	247,989	237,341	726,108	696,082
Hotel	8,828	8,447	25,642	23,942
General and administrative	29,677	25,792	94,039	84,319
Payroll and related costs from management services contracts	2,516	—	7,371	—
Transaction costs	914	239	1,409	572
Depreciation and amortization	156,056	150,210	474,383	457,102
Total expenses	445,980	422,029	1,328,952	1,262,017
Operating income	240,304	235,683	682,967	684,830
Other income (expense)
Income (loss) from unconsolidated joint ventures	(4,313)	843	(3,083)	7,035
Gains on sales of real estate	9,154	2,891	126,831	7,368
Interest and other income	2,822	1,329	7,049	3,447
Gains from investments in securities	1,075	944	1,454	2,716
Gains from early extinguishments of debt	—	—	—	14,354
Interest expense	(95,366)	(92,032)	(277,790)	(282,709)
Net income	153,676	149,658	537,428	437,041
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(14,850)	(14,340)	(46,484)	(33,967)
Net income attributable to Boston Properties Limited Partnership	138,826	135,318	490,944	403,074
Preferred distributions	(2,625)	(2,625)	(7,875)	(7,875)
Net income attributable to Boston Properties Limited Partnership common unitholders	$136,201	$132,693	$483,069	$395,199
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.79	$0.77	$2.81	$2.30
Weighted average number of common units outstanding	171,928	171,691	171,904	171,649
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.79	$0.77	$2.81	$2.30
Weighted average number of common and common equivalent units outstanding	172,166	171,819	172,142	171,861

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$153,676	$149,658	$537,428	$437,041
Other comprehensive income (loss):
Effective portion of interest rate contracts	1,325	—	1,325	(6,133)
Amortization of interest rate contracts (1)	1,666	1,665	4,998	4,368
Other comprehensive income (loss)	2,991	1,665	6,323	(1,765)
Comprehensive income	156,667	151,323	543,751	435,276
Comprehensive income attributable to noncontrolling interests	(14,994)	(14,484)	(46,916)	(31,695)
Comprehensive income attributable to Boston Properties Limited Partnership	$141,673	$136,839	$496,835	$403,581
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017
(Unaudited and in thousands)

Total Partners’ Capital
Balance at December 31, 2017	$3,807,630
Cumulative effect of a change in accounting principle	4,933
Contributions	2,039
Net income allocable to general and limited partner units	441,816
Distributions	(401,612)
Other comprehensive income	5,292
Unearned compensation	112
Conversion of redeemable partnership units	2,112
Adjustment to reflect redeemable partnership units at redemption value	133,263
Balance at September 30, 2018	$3,995,585

Balance at December 31, 2016	$3,811,717
Contributions	4,937
Net income allocable to general and limited partner units	362,724
Distributions	(354,734)
Other comprehensive income	455
Cumulative effect of a change in accounting principle	(272)
Unearned compensation	(1,222)
Conversion of redeemable partnership units	16,812
Adjustment to reflect redeemable partnership units at redemption value	103,556
Balance at September 30, 2017	$3,943,973

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$537,428	$437,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474,383	457,102
Non-cash compensation expense	31,700	27,260
Loss (income) from unconsolidated joint ventures	3,083	(7,035)
Distributions of net cash flow from operations of unconsolidated joint ventures	3,988	8,563
Gains from investments in securities	(1,454)	(2,716)
Gains from early extinguishments of debt	—	(14,354)
Non-cash portion of interest expense	15,922	(6,667)
Gains on sales of real estate	(126,831)	(7,368)
Change in assets and liabilities:
Tenant and other receivables, net	1,578	12,528
Accrued rental income, net	(41,519)	(36,012)
Prepaid expenses and other assets	(51,938)	(13,633)
Accounts payable and accrued expenses	6,354	7,861
Accrued interest payable	8,860	(144,833)
Other liabilities	(1,561)	(65,073)
Tenant leasing costs	(89,366)	(67,699)
Total adjustments	233,199	147,924
Net cash provided by operating activities	770,627	584,965
Cash flows from investing activities:
Acquisition of real estate	—	(15,953)
Construction in progress	(530,389)	(452,283)
Building and other capital improvements	(140,969)	(162,395)
Tenant improvements	(129,450)	(152,749)
Proceeds from sales of real estate	175,577	29,810
Capital contributions to unconsolidated joint ventures	(314,075)	(89,874)
Capital distributions from unconsolidated joint ventures	—	251,000
Issuance of related party note receivable	(80,000)	—
Investments in securities, net	(761)	(1,451)
Net cash used in investing activities	(1,020,067)	(593,895)

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2018	2017
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	2,300,000
Repayments of mortgage notes payable	(14,677)	(1,313,890)
Borrowings on unsecured line of credit	580,000	470,000
Repayments of unsecured line of credit	(455,000)	(470,000)
Proceeds from unsecured term loan	500,000	—
Repayments of mezzanine notes payable	—	(306,000)
Repayments of outside members’ notes payable	—	(70,424)
Payments on capital lease obligations	—	(463)
Payments on real estate financing transaction	(960)	(1,306)
Deposit on mortgage note payable interest rate lock	—	(23,200)
Return of deposit on mortgage note payable interest rate lock	—	23,200
Deferred financing costs	(263)	(44,083)
Debt prepayment and extinguishment costs	—	(90)
Net proceeds from equity transactions	(333)	241
Distributions	(421,264)	(394,900)
Contributions from noncontrolling interests in property partnerships	37,148	38,196
Distributions to noncontrolling interests in property partnerships	(56,796)	(41,605)
Net cash provided by financing activities	167,855	165,676
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(81,585)	156,746
Cash and cash equivalents and cash held in escrows, beginning of period	505,369	420,088
Cash and cash equivalents and cash held in escrows, end of period	$423,784	$576,834

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$434,767	$356,914
Cash held in escrows, beginning of period	70,602	63,174
Cash and cash equivalents and cash held in escrows, beginning of period	$505,369	$420,088

Cash and cash equivalents, end of period	$322,502	$493,055
Cash held in escrows, end of period	101,282	83,779
Cash and cash equivalents and cash held in escrows, end of period	$423,784	$576,834

Supplemental disclosures:
Cash paid for interest	$303,203	$477,189
Interest capitalized	$51,594	$43,286
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(100,118)	$(102,795)
Additions to real estate included in accounts payable and accrued expenses	$(11,746)	$36,609
Real estate acquired through capital lease	$—	$28,962
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$—	$109,576
Distributions declared but not paid	$165,118	$130,434
Conversions of redeemable partnership units to partners’ capital	$2,112	$16,812
Issuance of restricted securities to employees	$37,342	$35,711

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at September 30, 2018 owned an approximate 89.7% (89.7% at December 31, 2017) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015, 2016, 2017 and 2018 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units expired on February 6, 2015, February 4, 2016, February 3, 2017 and February 4, 2018, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2016, 2017 and 2018 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units, the 2013 MYLTIP Units, the 2014 MYLTIP Units and the 2015 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2016, 2017 and 2018 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units, the 2013 MYLTIP Units, the 2014 MYLTIP Units and the 2015 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 7, 8 and 10).
At September 30, 2018, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 8).
Properties
At September 30, 2018, the Company owned or had interests in a portfolio of 200 commercial real estate properties (the “Properties”) aggregating approximately 52.7 million net rentable square feet of primarily Class A office properties, including fourteen properties under construction/redevelopment totaling approximately 7.5 million net rentable square feet. At September 30, 2018, the Properties consisted of:

Table of Content

•	180 office properties (including twelve properties under construction/redevelopment);

•	thirteen retail properties;

•	six residential properties (including two properties under construction); and

•	one hotel.
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
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a Level 1 basis (as defined in Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures," the accounting standards for Fair Value Measurements and Disclosures) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) if trading volumes are low. The Company determines the fair value of its related party note receivable and mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on note receivables / mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s related party note receivable and mortgage notes payable are categorized at a Level 3 basis (as defined in the accounting standards for Fair Value Measurements and Disclosures) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit or unsecured term loan, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and Boston Properties Limited Partnership's specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input.

Table of Content

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s, related party note receivable, mortgage notes payable, net, unsecured line of credit, unsecured term loan, net and unsecured senior notes, net and the Company’s corresponding estimate of fair value as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable	$80,000	$80,000	$—	$—

Mortgage notes payable, net	$2,967,548	$2,898,871	$2,979,281	$3,042,920
Unsecured senior notes, net	7,253,786	7,174,434	7,247,330	7,461,615
Unsecured line of credit	170,000	170,287	45,000	45,000
Unsecured term loan, net	498,368	502,110	—	—
Total	$10,889,702	$10,745,702	$10,271,611	$10,549,535

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
Consolidated Variable Interest Entities
As of September 30, 2018, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. The VIEs own (1) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street and (2) Salesforce Tower, which was partially placed in-service on December 1, 2017.
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
Variable Interest Entities Not Consolidated
The Company has determined that its 7750 Wisconsin Avenue LLC and Office Tower Developer LLC joint ventures, which own 7750 Wisconsin Avenue and 100 Causeway Street (which is the office component of The Hub on Causeway mixed-use development project), respectively, are VIEs. The Company does not consolidate these entities as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.

Table of Content

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

Table of Content

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
Development and management services revenue is earned from unconsolidated joint venture entities and third-party property owners. The Company determined that the performance obligations associated with its development services contracts are satisfied over time and that the Company would recognize its development services revenue under the output method evenly over time from the development commencement date through the substantial completion date of the development management services project due to the stand-ready nature of the contracts. Significant judgments impacting the amount and timing of revenue recognized from the Company's development services contracts include estimates of total development project costs from which the fees are typically derived and estimates of the period of time until substantial completion of the development project, the period of time over which the development services are required to be performed. As a result, the pattern of revenue recognized over time under ASC 606 differs from the Company’s previous accounting. The Company recognizes development fees earned from unconsolidated joint venture projects equal to its cost plus profit to the extent of the third party partners’ ownership interest. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents. The revenue recognized under property management services contracts is recognized consistent with the Company's previous accounting.
ASU 2014-09 also updates the principal versus agent considerations and, as a result, the Company determined that amounts reimbursed for payroll and related costs received from unconsolidated joint venture entities and third party property owners in connection with management services contracts should be reflected on a gross basis instead of on a net basis as the Company has determined that it is the principal under these arrangements. During the three and nine months ended September 30, 2018, the Company recognized approximately $2.5 million and $7.4 million, respectively, of expenses consisting of payroll and related costs from management services contracts and recognized corresponding revenue of approximately $2.5 million and $7.4 million, respectively, reflecting the direct reimbursements of such costs from the unconsolidated joint venture entities and third-party property owners.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”). ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 also requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances are required to disclose the nature of the restrictions. ASU 2016-18 was effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 effective January 1, 2018. The adoption of ASU 2016-18 did not

Table of Content

have a material impact on the Company’s consolidated financial statements. The retrospective adoption of ASU 2016-18 resulted in a decrease to net cash provided by operating activities totaling approximately $7.7 million, an increase to net cash used in investing activities totaling approximately $28.5 million, a decrease to net cash provided by financing activities totaling approximately $0.2 million, and a corresponding decrease to the net increase in cash and cash equivalents and cash held in escrows totaling approximately $20.6 million from amounts previously reported for the nine months ended September 30, 2017. Cash held in escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. Cash held in escrows also include cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, in connection with sales of the Company’s properties.
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 also makes certain targeted improvements to simplify the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements. As of September 30, 2018, the Company does not have any outstanding hedges, but continues to reclassify into earnings as an increase primarily to interest expense approximately $1.7 million per quarter relating to previously settled interest rate contracts.
New Accounting Pronouncements Issued but not yet Adopted
Leases
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. ASU 2016-02 is effective for the Company for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company will adopt ASU 2016-02 effective January 1, 2019 using the modified retrospective approach. The Company is in the process of evaluating

Table of Content

whether it will elect to apply the practical expedients. The Company is in the process of adopting ASU 2016-02 and its project team has compiled an inventory of its leases that will be impacted by the adoption of ASU 2016-02. The Company continues to assess the impact of adopting ASU 2016-02. However, the Company will account for operating leases under which it is the lessor on its balance sheet in a manner similar to its current accounting with the underlying leased asset recognized as real estate. On July 30, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) allows lessors to elect, as a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (ASC 606) and both of the following are met:
(1) The timing and pattern of transfer of the nonlease component(s) and associated lease components are the same; and
(2) the lease component, if accounted for separately, would be classified as an operating lease.
If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with ASC 606. Certain disclosures are required if applying this practical expedient. The Company’s project team is evaluating this recently issued ASU 2018-11. For leases in which the Company is the lessee, primarily consisting of ground leases, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments with rental payments being applied to the lease liability and to interest expense and the right-of-use asset being amortized to expense over the term of the lease. In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, the Company will no longer be able to capitalize non-incremental legal costs and internal leasing wages and instead will be required to expense these and other non-incremental costs as incurred. In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842.  An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for ASU 2018-01 are the same as the effective date and transition requirements in ASU 2016-02. The Company plans to elect this practical expedient and has gathered its inventory and is in the process of drafting procedures and controls.
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, ASU 2016-13 replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is assessing the potential impact that the adoption of ASU 2016-13 will have on its consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 will not have a material impact on the Company's consolidated financial statements.
Consolidation
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 is intended to improve the

Table of Content

accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is assessing the potential impact that the adoption of ASU 2018-17 will have on its consolidated financial statements.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land	$5,108,491	$5,080,679
Land held for future development (1)	205,096	204,925
Buildings and improvements	12,949,543	12,284,164
Tenant improvements	2,322,552	2,219,608
Furniture, fixtures and equipment	44,696	37,928
Construction in progress	1,057,261	1,269,338
Total	21,687,639	21,096,642
Less: Accumulated depreciation	(4,838,496)	(4,589,634)
	$16,849,143	$16,507,008
_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land	$5,005,507	$4,976,303
Land held for future development (1)	205,096	204,925
Buildings and improvements	12,646,614	11,977,062
Tenant improvements	2,322,552	2,219,608
Furniture, fixtures and equipment	44,696	37,928
Construction in progress	1,057,261	1,269,338
Total	21,281,726	20,685,164
Less: Accumulated depreciation	(4,741,280)	(4,496,959)
	$16,540,446	$16,188,205
_______________

(1)	Includes pre-development costs.
Development
On January 24, 2018, the Company entered into a lease agreement with an affiliate of Leidos Holdings, Inc. for a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space at the Company's 17Fifty Presidents Street development project located in Reston, Virginia. Concurrently with the execution of the lease, the Company commenced development of the project and expects the building to be completed and available for occupancy during the second quarter of 2020.
On January 31, 2018, the Company partially placed in-service its Signature at Reston development project comprised of 508 apartment units and retail space aggregating approximately 518,000 square feet located in Reston, Virginia. This project was completed and fully placed in-service on June 7, 2018.

Table of Content

On February 23, 2018, the Company entered into a lease agreement with Fannie Mae to lease approximately 850,000 net rentable square feet of Class A office space at the Company's Reston Gateway development project located in Reston, Virginia. The initial phase of the project will consist of two Class A office buildings aggregating approximately 1.1 million net rentable square feet. On August 31, 2018, the Company commenced development of the project.
On June 20, 2018, the Company partially placed in-service its Proto Kendall Square development project comprised of 280 apartment units and retail space aggregating approximately 167,000 square feet located in Cambridge, Massachusetts. This project was completed and fully placed in-service on September 1, 2018.
On August 7, 2018, the Company entered into an agreement with a third party to (1) share certain pre-development costs during the pre-lease period and (2) to form a joint venture to thereafter own and develop a leasehold interest in 343 Madison Avenue located in New York City, which will support a Class A office tower with approximately 850,000 net rentable square feet. The Company will serve as development manager of the project and will own a 55% interest in the joint venture. In 2016, the Company was selected by the Metropolitan Transportation Authority ("MTA") as the developer of the project and will enter into a pre-lease agreement and a 99-year ground lease with the MTA for the site. There can be no assurances that the transaction will be completed on the terms currently contemplated, or at all.
The Company exercised its option to acquire land parcels at its Carnegie Center property located in Princeton, New Jersey for a purchase price of approximately $42.4 million. The seller will be entitled to receive additional payments in the future aggregating approximately $9.2 million, which are contingent on the development of each of the parcels. The land parcels will support approximately 1.7 million square feet of development. There can be no assurances that the transaction will be completed on the terms currently contemplated, or at all.
Dispositions
On January 9, 2018, the Company completed the sale of its 500 E Street, S.W. property located in Washington, DC for a net contract sale price of approximately $118.6 million. Net cash proceeds totaled approximately $116.1 million, resulting in a gain on sale of real estate totaling approximately $96.4 million for Boston Properties, Inc. and approximately $98.9 million for Boston Properties Limited Partnership. 500 E Street, S.W. is an approximately 262,000 net rentable square foot Class A office property. 500 E Street, S.W. contributed approximately $0.1 million of net income to the Company for the period from January 1, 2018 through January 8, 2018 and contributed approximately $1.7 million and $4.9 million of net income to the Company for the three and nine months ended September 30, 2017, respectively.
On May 24, 2018, the Company completed the sale of its 91 Hartwell Avenue property located in Lexington, Massachusetts for a gross sale price of approximately $22.2 million. Net cash proceeds totaled approximately $21.7 million, resulting in a gain on sale of real estate totaling approximately $15.5 million for Boston Properties, Inc. and approximately $15.9 million for Boston Properties Limited Partnership. 91 Hartwell Avenue is an approximately 119,000 net rentable square foot Class A office property. 91 Hartwell Avenue contributed approximately $0.3 million of net income to the Company for the period from January 1, 2018 through May 23, 2018 and contributed approximately $0.1 million and $0.4 million of net income to the Company for the three and nine months ended September 30, 2017, respectively.
On August 30, 2018, the Company entered into a binding agreement for the sale of its 1333 New Hampshire Avenue property located in Washington, DC for a gross sale price of approximately $136.5 million. 1333 New Hampshire Avenue is an approximately 316,000 net rentable square foot Class A office property. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be completed on the terms currently contemplated or at all.
On September 27, 2018, the Company completed the sale of its Quorum Office Park property located in Chelmsford, Massachusetts for a gross sale price of approximately $35.3 million. Net cash proceeds totaled approximately $34.3 million, resulting in a gain on sale of real estate totaling approximately $7.9 million for Boston Properties, Inc. and approximately $9.2 million for Boston Properties Limited Partnership. Quorum Office Park is an approximately 268,000 net rentable square foot Class A office property. Quorum Office Park contributed approximately $0.2 million and $0.7 million of net income to the Company for the period from July 1, 2018 through September 26, 2018 and the period from January 1, 2018 through September 26, 2018, respectively, and contributed approximately $0.3 million and $0.7 million of net income to the Company for the three and nine months ended September 30, 2017, respectively.

Table of Content

4. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2018 and December 31, 2017:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			September 30, 2018	December 31, 2017
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(6,870)	$(8,258)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		1,220	3,339
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(12,454)	(13,811)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	38,667	39,710
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	17,309	18,381
540 Madison Venture LLC	540 Madison Avenue	60.0%		66,492	66,179
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(4,699)	(3,876)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,584	42,657
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		68,919	67,120
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		46,655	28,212
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		2,738	1,690
Office Tower Developer LLC	100 Causeway Street	50.0%	(6)	12,232	—
1265 Main Office JV LLC	1265 Main Street	50.0%		4,313	4,641
BNY Tower Holdings LLC	Dock 72	50.0%		72,100	72,104
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		253,334	254,440
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%	(6)	69,007	21,452
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		46,240	—
SMBP Venture LP	Santa Monica Business Park	55.0%		183,621	—
				$901,408	$593,980
 _______________

(1)
Investments with deficit balances aggregating approximately $24.0 million and $25.9 million at September 30, 2018 and December 31, 2017, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

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

(6)	This entity is a VIE (See Note 2 to the Consolidated Financial Statements).
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

Table of Content

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Real estate and development in process, net	$3,475,909	$1,768,996
Other assets	523,177	367,743
Total assets	$3,999,086	$2,136,739
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$1,975,260	$1,437,440
Other liabilities	589,394	99,215
Members’/Partners’ equity	1,434,432	600,084
Total liabilities and members’/partners’ equity	$3,999,086	$2,136,739
Company’s share of equity	$593,427	$286,495
Basis differentials (1)	307,981	307,485
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$901,408	$593,980
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At September 30, 2018 and December 31, 2017, there was an aggregate basis differential of approximately $318.2 million and $322.5 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $24.0 million and $25.9 million at September 30, 2018 and December 31, 2017, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Total revenue (1)	$76,177	$55,516	$189,759	$166,139
Expenses
Operating	29,522	23,128	75,239	67,310
Depreciation and amortization (2)	44,993	16,440	74,245	44,973
Total expenses	74,515	39,568	149,484	112,283
Operating income	1,662	15,948	40,275	53,856
Other expense
Interest expense	19,861	13,088	48,993	31,815
Net income (loss)	$(18,199)	$2,860	$(8,718)	$22,041

Company’s share of net income (loss)	$(2,858)	$2,909	$1,073	$11,576
Basis differential (3)	(1,455)	(2,066)	(4,156)	(4,541)
Income (loss) from unconsolidated joint ventures (2)	$(4,313)	$843	$(3,083)	$7,035

Table of Content

 _______________

(1)
Includes straight-line rent adjustments of approximately $4.8 million and $5.1 million for the three months ended September 30, 2018 and 2017, respectively, and $9.8 million and $16.4 million for the nine months ended September 30, 2018 and 2017, respectively.

(2)
During the three months ended September 30, 2018, the joint venture that owns Metropolitan Square, in Washington, DC, commenced a renovation project and recorded accelerated depreciation of approximately $22.4 million related to the remaining book value of the asset to be replaced. The Company's share of the accelerated depreciation totaled approximately $4.5 million.

(3)
Includes straight-line rent adjustments of approximately $0.5 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and $1.9 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, and $1.2 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively.

On April 19, 2018, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $180.0 million collateralized by its Hub on Causeway - Residential development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.  As of September 30, 2018, approximately $8.2 million had been drawn under the loan. The Hub on Causeway - Residential is an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.
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
On July 13, 2018, the Company entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City.  The Company owns a 25% interest in and is the managing member of the joint venture.  The acquisition includes improvements consisting of excavation work and foundation elements that are currently being constructed on the site. The Company contributed cash totaling approximately $45.6 million at closing and will contribute approximately $62.2 million in the future for its initial capital contribution, a portion of which will fund the remaining costs to complete the foundation elements to grade for the future office building.  In addition, the Company has provided $80.0 million of mortgage financing to the joint venture which bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as a Related Party Note Receivable on the Company’s Consolidated Balance Sheets. The Company's policy is to record notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
On July 19, 2018, the Company entered into a joint venture to acquire Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a net purchase price of approximately $626.7 million, including $11.5 million of seller funded leasing costs after the effective date of the purchase and sale agreement. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining, including renewal periods. The ground lease provides the joint venture with the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years. Canada Pension Plan Investment Board invested approximately $147.0 million for a 45% ownership interest in the joint venture. The Company is providing customary operating, property management and leasing services to, and invested approximately $179.7 million, in the joint venture. The acquisition was completed with $300.0 million of financing. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. At closing, the borrower under the loan, which is a subsidiary of the joint venture, entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts. At

Table of Content

September 30, 2018, the unconsolidated joint venture has recorded the changes in fair value of the interest rate swap contracts aggregating approximately $2.4 million as an asset and accumulated other comprehensive income on its balance sheet. At September 30, 2018, the Company has recognized its share of the fair value totaling approximately $1.3 million as an increase to its Investments in Unconsolidated Joint Ventures and Accumulated Other Comprehensive Loss on the Company's Consolidated Balance Sheets.
The following table summarizes the allocation of the joint venture's aggregate purchase price for Santa Monica Business Park at the date of acquisition (in thousands).

Land and improvements	$100,525
Leasehold interest in land	248,944
Site improvements	13,381
Building and improvements	593,759
Tenant improvements	31,338
In-place lease intangibles	47,783
Above-market lease intangible	4,495
Below-market lease intangible	(17,504)
Capital lease obligation	(396,008)
Net assets acquired	$626,713
On July 27, 2018, the Company entered into a joint venture with its partner at The Hub on Causeway mixed-use development in Boston, Massachusetts to acquire the air rights for the development of an approximately 627,000 net rentable square foot Class A office tower at the site to be known as 100 Causeway Street. The joint venture entered into a lease agreement with an affiliate of Verizon Communications, Inc., under which Verizon will lease approximately 70% of the office tower for a term of 20 years. With the execution of the lease, the joint venture commenced development of the project. The Company will serve as the co-development manager for the project. The joint venture partner contributed an air rights parcel and improvements, with a fair value of approximately $41.3 million, for its initial 50% interest in the joint venture. The Company contributed improvements totaling approximately $3.9 million and will contribute cash totaling approximately $37.4 million for its initial 50% interest.
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
As of September 30, 2018, Boston Properties Limited Partnership had $500.0 million of borrowings outstanding under its Delayed Draw Facility, $170.0 million of borrowings outstanding under its Revolving Facility and outstanding letters of credit totaling approximately $0.3 million, with the ability to borrow approximately $1.3 billion.

Table of Content

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $7.8 million.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2018, the maximum funding obligation under the guarantee was approximately $126.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of September 30, 2018, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company's partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of September 30, 2018, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, 2015, 2016 and 2017, the Company received distributions of approximately $7.7 million, $8.1 million, $1.4 million and $0.4 million, respectively. On September 13, 2018, the Company received a sixth interim distribution totaling approximately $0.3 million, leaving a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim

Table of Content

or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at September 30, 2018.
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

Table of Content

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
7. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2018, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,804,929 OP Units, 992,321 LTIP Units (including 118,067 2012 OPP Units, 68,889 2013 MYLTIP Units, 23,187 2014 MYLTIP Units and 28,724 2015 MYLTIP Units), 471,579 2016 MYLTIP Units, 398,871 2017 MYLTIP Units and 341,366 2018 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2018, 61,021 OP Units were presented by the holders for redemption (including 47,985 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At September 30, 2018, Boston Properties Limited Partnership had outstanding 471,579 2016 MYLTIP Units, 398,871 2017 MYLTIP Units and 341,366 2018 MYLTIP Units. Prior to the applicable measurement date (February 9, 2019 for 2016 MYLTIP Units, February 6, 2020 for 2017 MYLTIP Units and February 5, 2021 for the 2018 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 28, 2018	October 31, 2018	$0.95	$0.095
June 29, 2018	July 31, 2018	$0.80	$0.080
March 29, 2018	April 30, 2018	$0.80	$0.080
December 29, 2017	January 30, 2018	$0.80	$0.080

Table of Content

A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at September 30, 2018 was approximately $2.2 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $123.09 per share on September 28, 2018.
Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable partnership units of Boston Properties Limited Partnership for the nine months ended September 30, 2018 and 2017 (in thousands):

Balance at December 31, 2017	$2,292,263
Contributions	34,970
Net income	49,128
Distributions	(45,730)
Conversion of redeemable partnership units	(2,112)
Unearned compensation	(5,754)
Cumulative effect of a change in accounting principle	563
Other comprehensive income	599
Adjustment to reflect redeemable partnership units at redemption value	(133,263)
Balance at September 30, 2018	$2,190,664

Balance at December 31, 2016	$2,262,040
Contributions	31,465
Net income	40,350
Distributions	(40,292)
Conversion of redeemable partnership units	(16,812)
Unearned compensation	(5,194)
Cumulative effect of a change in accounting principle	(1,763)
Other comprehensive income	52
Adjustment to reflect redeemable partnership units at redemption value	(103,556)
Balance at September 30, 2017	$2,166,290
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at September 30, 2018 and December 31, 2017, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the original venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company earns a preferred return equal to LIBOR plus 3.00% per annum and is payable to the

Table of Content

Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of September 30, 2018, the Company had contributed an aggregate of approximately $22.6 million of preferred equity to the venture. Also, under the joint venture agreement, (a) from and after the stabilization date, the partner has the right to cause the Company to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, the Company has the right to acquire all (but not less than all) of the partner’s interest, in each case at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns are achieved the partner will be entitled to receive an additional promoted interest with respect to cash flow distributions.  The term stabilization date is defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent.  The stabilization date is expected to occur in the fourth quarter of 2018. The Company expects the partner to exercise its right and to close on the purchase of the partner's interest by the end of the first half of 2019.
The following table reflects the activity of the noncontrolling interests—property partnerships for the nine months ended September 30, 2018 and 2017 (in thousands):

Balance at December 31, 2017	$1,683,760
Capital contributions	37,148
Net income	46,484
Accumulated other comprehensive income	432
Distributions	(56,796)
Balance at September 30, 2018	$1,711,028

Balance at December 31, 2016	$1,530,647
Capital contributions	147,772
Net income	33,967
Accumulated other comprehensive loss	(2,272)
Distributions	(41,439)
Balance at September 30, 2017	$1,668,675

8. Stockholders’ Equity / Partners’ Capital
As of September 30, 2018, Boston Properties, Inc. had 154,440,239 shares of Common Stock outstanding.
As of September 30, 2018, Boston Properties, Inc. owned 1,722,375 general partnership units and 152,717,864 limited partnership units of Boston Properties Limited Partnership.
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
During the nine months ended September 30, 2018, Boston Properties, Inc. issued 61,021 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.

Table of Content

The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2018:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 28, 2018	October 31, 2018	$0.95	$0.95
June 29, 2018	July 31, 2018	$0.80	$0.80
March 29, 2018	April 30, 2018	$0.80	$0.80
December 29, 2017	January 30, 2018	$0.80	$0.80
Preferred Stock
As of September 30, 2018, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2018:

Record Date	Payment Date	Dividend (Per Share)
November 2, 2018	November 15, 2018	$32.8125
August 3, 2018	August 15, 2018	$32.8125
May 4, 2018	May 15, 2018	$32.8125
February 2, 2018	February 15, 2018	$32.8125

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

Table of Content

	Three months ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$119,118	154,440	$0.77
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$119,118	154,678	$0.77

	Three months ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$117,337	154,355	$0.76
Allocation of undistributed earnings to participating securities	(7)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$117,330	154,355	$0.76
Effect of Dilutive Securities:
Stock Based Compensation	—	128	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$117,330	154,483	$0.76

	Nine months ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$423,835	154,414	$2.74
Allocation of undistributed earnings to participating securities	(87)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$423,748	154,414	$2.74
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$423,748	154,652	$2.74

Table of Content

	Nine months ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$348,086	154,132	$2.26
Allocation of undistributed earnings to participating securities	(15)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$348,071	154,132	$2.26
Effect of Dilutive Securities:
Stock Based Compensation	—	212	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$348,071	154,344	$2.26
Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units required, and the 2016-2018 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,488,000 and 17,336,000 redeemable common units for the three months ended September 30, 2018 and 2017, respectively, and 17,490,000 and 17,517,000 redeemable common units for the nine months ended September 30, 2018 and 2017, respectively.

	Three months ended September 30, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$136,201	171,928	$0.79
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$136,201	172,166	$0.79

Table of Content

	Three months ended September 30, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,693	171,691	$0.77
Allocation of undistributed earnings to participating securities	(8)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,685	171,691	$0.77
Effect of Dilutive Securities:
Stock Based Compensation	—	128	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$132,685	171,819	$0.77

	Nine months ended September 30, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$483,069	171,904	$2.81
Allocation of undistributed earnings to participating securities	(97)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$482,972	171,904	$2.81
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$482,972	172,142	$2.81

	Nine months ended September 30, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$395,199	171,649	$2.30
Allocation of undistributed earnings to participating securities	(17)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$395,182	171,649	$2.30
Effect of Dilutive Securities:
Stock Based Compensation	—	212	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$395,182	171,861	$2.30

10. Stock Option and Incentive Plan
On February 6, 2018, Boston Properties, Inc.’s Compensation Committee approved the 2018 MYLTIP awards under Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the "2012 Plan") to certain officers and employees of Boston Properties, Inc. The 2018 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to (i) the Cohen & Steers Realty Majors Portfolio Index (50% weight) and (ii) the Nareit Office Index adjusted to include Vornado Realty Trust (50% weight). For 2018 MYLTIP awards, levels of payout opportunity will range from zero for relative TSR performance that is 1,000 basis points or more below the index to a maximum of 200% of target if the Company's TSR is equal to or greater than 1,000 basis points above the index, on a straight-line basis, depending on the value and linear interpolation between zero and maximum. Earned awards measured on the basis of relative TSR performance are subject to an absolute TSR component in the form of modifiers that (A) reduce the level of earned awards in the event Boston Properties, Inc.’s annualized TSR is 0% or less and (B) cause some awards to be earned in the event Boston Properties, Inc.’s annualized TSR is 12% or more even though on a relative basis alone Boston Properties, Inc.’s TSR would not result in any earned awards.
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

Table of Content

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
During the nine months ended September 30, 2018, Boston Properties, Inc. issued 20,320 shares of restricted common stock and Boston Properties Limited Partnership issued 205,838 LTIP Units and 342,659 2018 MYLTIP Units to employees under the 2012 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2018 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted stock granted during the nine months ended September 30, 2018 were valued at approximately $2.4 million ($119.27 per share weighted-average). The LTIP Units granted were valued at approximately $22.7 million (approximately $110.29 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.63% and an expected price volatility of 27.0%. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units was approximately $7.9 million and $7.5 million for the three months ended September 30, 2018 and 2017, respectively, and $30.1 million and $25.6 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, there was (1) an aggregate of approximately $27.3 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2015 MYLTIP Units and (2) an aggregate of approximately $18.8 million of unrecognized compensation expense related to unvested 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three and nine months ended September 30, 2018 and 2017.

Table of Content

Boston Properties, Inc.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$119,118	$117,337	$423,835	$348,086
Add:
Preferred dividends	2,625	2,625	7,875	7,875
Noncontrolling interest—common units of Boston Properties Limited Partnership	13,852	13,402	49,128	40,350
Noncontrolling interests in property partnerships	14,850	14,340	46,484	33,967
Interest expense	95,366	92,032	277,790	282,709
Depreciation and amortization expense	157,996	152,164	480,210	463,288
Transaction costs	914	239	1,409	572
Payroll and related costs from management services contracts	2,516	—	7,371	—
General and administrative expense	29,677	25,792	94,039	84,319
Less:
Gains from early extinguishments of debt	—	—	—	14,354
Gains from investments in securities	1,075	944	1,454	2,716
Interest and other income	2,822	1,329	7,049	3,447
Gains on sales of real estate	7,863	2,891	122,552	6,791
Income (loss) from unconsolidated joint ventures	(4,313)	843	(3,083)	7,035
Direct reimbursements of payroll and related costs from management services contracts	2,516	—	7,371	—
Development and management services revenue	15,253	10,811	32,963	24,648
Net Operating Income	$411,698	$401,113	$1,219,835	$1,202,175

Table of Content

Boston Properties Limited Partnership

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$136,201	$132,693	$483,069	$395,199
Add:
Preferred distributions	2,625	2,625	7,875	7,875
Noncontrolling interests in property partnerships	14,850	14,340	46,484	33,967
Interest expense	95,366	92,032	277,790	282,709
Depreciation and amortization expense	156,056	150,210	474,383	457,102
Transaction costs	914	239	1,409	572
Payroll and related costs from management services contracts	2,516	—	7,371	—
General and administrative expense	29,677	25,792	94,039	84,319
Less:
Gains from early extinguishments of debt	—	—	—	14,354
Gains from investments in securities	1,075	944	1,454	2,716
Interest and other income	2,822	1,329	7,049	3,447
Gains on sales of real estate	9,154	2,891	126,831	7,368
Income (loss) from unconsolidated joint ventures	(4,313)	843	(3,083)	7,035
Direct reimbursements of payroll and related costs from management services contracts	2,516	—	7,371	—
Development and management services revenue	15,253	10,811	32,963	24,648
Net Operating Income	$411,698	$401,113	$1,219,835	$1,202,175
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from early extinguishments of debt, gains from investments in securities, interest and other income, gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding the Company's results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate

Table of Content

general and administrative expense, gains from early extinguishments of debt, gains from investments in securities, interest and other income, gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI as internal reporting addresses these items on a corporate level.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Office, Residential and Hotel.
Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2018:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$210,277	$237,944	$102,035	$98,275	$648,531
Residential	1,905	—	—	4,415	6,320
Hotel	13,664	—	—	—	13,664
Total	225,846	237,944	102,035	102,690	668,515
% of Grand Totals	33.78%	35.60%	15.26%	15.36%	100.00%
Rental Expenses:
Office	78,089	96,795	34,016	35,365	244,265
Residential	1,159	—	—	2,565	3,724
Hotel	8,828	—	—	—	8,828
Total	88,076	96,795	34,016	37,930	256,817
% of Grand Totals	34.30%	37.68%	13.25%	14.77%	100.00%
Net operating income	$137,770	$141,149	$68,019	$64,760	$411,698
% of Grand Totals	33.46%	34.29%	16.52%	15.73%	100.00%
For the three months ended September 30, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$196,687	$242,071	$87,162	$103,622	$629,542
Residential	1,228	—	—	3,067	4,295
Hotel	13,064	—	—	—	13,064
Total	210,979	242,071	87,162	106,689	646,901
% of Grand Totals	32.61%	37.43%	13.47%	16.49%	100.00%
Rental Expenses:
Office	76,086	95,775	26,792	37,111	235,764
Residential	512	—	—	1,065	1,577
Hotel	8,447	—	—	—	8,447
Total	85,045	95,775	26,792	38,176	245,788
% of Grand Totals	34.60%	38.97%	10.90%	15.53%	100.00%
Net operating income	$125,934	$146,296	$60,370	$68,513	$401,113
% of Grand Totals	31.40%	36.47%	15.05%	17.08%	100.00%

Table of Content

For the nine months ended September 30, 2018:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$623,084	$714,348	$285,410	$296,092	$1,918,934
Residential	4,252	—	—	11,026	15,278
Hotel	37,373	—	—	—	37,373
Total	664,709	714,348	285,410	307,118	1,971,585
% of Grand Totals	33.71%	36.23%	14.48%	15.58%	100.00%
Rental Expenses:
Office	235,560	282,395	92,858	106,386	717,199
Residential	2,379	—	—	6,530	8,909
Hotel	25,642	—	—	—	25,642
Total	263,581	282,395	92,858	112,916	751,750
% of Grand Totals	35.06%	37.57%	12.35%	15.02%	100.00%
Net operating income	$401,128	$431,953	$192,552	$194,202	$1,219,835
% of Grand Totals	32.88%	35.41%	15.79%	15.92%	100.00%
For the nine months ended September 30, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$573,883	$735,485	$257,286	$309,225	$1,875,879
Residential	3,520	—	—	8,941	12,461
Hotel	33,859	—	—	—	33,859
Total	611,262	735,485	257,286	318,166	1,922,199
% of Grand Totals	31.80%	38.27%	13.38%	16.55%	100.00%
Rental Expenses:
Office	225,502	280,569	77,204	108,044	691,319
Residential	1,552	—	—	3,211	4,763
Hotel	23,942	—	—	—	23,942
Total	250,996	280,569	77,204	111,255	720,024
% of Grand Totals	34.86%	38.97%	10.72%	15.45%	100.00%
Net operating income	$360,266	$454,916	$180,082	$206,911	$1,202,175
% of Grand Totals	29.97%	37.84%	14.98%	17.21%	100.00%

12. Subsequent Events
The Company has evaluated subsequent events and transactions through November 7, 2018, the date the Consolidated Financial Statements were available to be issued. There were no events or transactions that occurred that would require recognition or disclosure in the Consolidated Financial Statements.

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
Overview
Boston Properties is one of the largest publicly-traded developers, owners and managers of Class A office properties in the United States, concentrated in five markets - Boston, Los Angeles, New York, San Francisco and Washington, DC. BXP is a fully integrated real estate company, organized as a real estate investment trust (REIT). BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and operate properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and our average lease term is approximately seven years. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets, our reputation as a premier developer, owner and manager of Class A office properties, our financial strength and our ability to maintain high building standards, our focus on developing and operating in a sustainable and responsible manner and our relationships with local brokers provide us with a competitive advantage.

Table of Content

Outlook
The combination of general macroeconomic factors, specific circumstances and trends in our particular markets and the continued success of our development and leasing efforts leaves us optimistic for our industry generally and our company in particular. The outlook for 2018 GDP remains positive with the Federal Reserve projecting growth of approximately 3.1%. Job creation remains constructive as the United States economy created approximately 570,000 jobs in the third quarter of 2018 and the unemployment rate recently declined to a 50-year low of 3.7%. The Federal Reserve increased short-term interest rates in September by 25 basis points and the 10-year U.S. Treasury rate increased modestly during the quarter, driven by low inflation and global market conditions. Though we expect additional interest rate increases by the Federal Reserve in 2018 and into 2019, we anticipate only modest increases in long-term United States interest rates.
A combination of interest rate increases, both realized and forecasted, slowing economic growth, concerns about trade wars, uncertainty around the midterm elections and the extended duration of the U.S. economic recovery have led to an increase in volatility in the equity markets and for REITs.
In this economic climate, we continue to focus on:

•	ensuring tenant satisfaction;

•	leasing available space in our in-service and development properties, as well as focusing on sizable future lease expirations well in advance;

•	completing the construction of our development and redevelopment properties;

•	continuing and completing the redevelopment and repositioning of several key properties to increase future revenue and asset values over the long-term;

•
maintaining discipline in our underwriting of investment opportunities by (1) seeking significant pre-leasing commitments before beginning new construction, and (2) targeting acquisition activity in non-stabilized assets near innovation centers where we see favorable prospects for overall growth and our operational expertise can create value; and

•	managing our near-term debt maturities and maintaining our conservative balance sheet.
The overall occupancy of our in-service properties increased 70 basis points to 91.1% at September 30, 2018 from 90.4% at June 30, 2018. During the third quarter, we signed leases across our portfolio totaling approximately 1.5 million square feet and we commenced revenue recognition on approximately 875,000 square feet of leases in second-generation space. Of these second-generation leases, approximately 450,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 5.4%. Across our portfolio we continue to experience increases in construction costs, which generally results in increased tenant allowances and costs to build out tenant spaces.
Our investment strategy remains mostly unchanged. We will continue to invest primarily in higher yielding new development opportunities with significant pre-leasing commitments, rather than lower yielding acquisitions of stabilized assets for which demand and pricing remain strong. Other than possible acquisitions of "value-add" assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy, development remains our core strategy and focus.
Consistent with this strategy, we committed to the following investments in the third quarter of 2018:

•
On July 13, 2018, we entered into a joint venture with a third party to acquire the development site at 3 Hudson Boulevard in New York City that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet. We own a 25% interest in and are the managing member of the joint venture.

•
On July 19, 2018, we acquired Santa Monica Business Park, an approximately 1.2 million net rentable square foot office park located in the Ocean Park neighborhood of Santa Monica, California for a net purchase price of approximately $626.7 million (including $11.5 million of seller funded leasing costs after the effective date of the purchase and sale agreement), where we expect our return on investment to increase over the next few years as free rent periods expire and the rental rates paid under the new leases are increased to market. The acquisition was completed in a joint venture with Canada Pension Plan Investment Board, which owns a 45% ownership interest in the joint venture.

Table of Content

•
On July 27, 2018, we entered into a joint venture with our partner at The Hub on Causeway mixed-use development in Boston, Massachusetts to acquire the air rights for the development of an approximately 627,000 net rentable square foot Class A office tower at the site to be known as 100 Causeway Street. The joint venture entered into a lease agreement with an affiliate of Verizon Communications, Inc., under which Verizon will lease approximately 70% of the office tower for a term of 20 years. With the execution of the lease, the joint venture commenced development of the project. We own a 50% interest in the joint venture.

As of September 30, 2018, our development pipeline consisted of fourteen development/redevelopment projects that, when completed, we expect will total approximately 7.5 million net rentable square feet. Our share of the total budgeted cost for these projects is approximately $4.1 billion, of which approximately $1.9 billion of equity remains to be invested as of September 30, 2018. Due to the tightening labor market and increased costs for a range of building materials, construction costs have risen steadily across our markets. In addition to increased rental rates offsetting the impact of these cost increases, we mitigate the risk of construction cost increases by one or more of the following: agreeing to guaranteed maximum prices, or GMPs, in our construction contracts and including contingencies in the budgeted costs. As of November 2, 2018, approximately 85% of the commercial space in these development projects is pre-leased.
We continue to review our portfolio to identify properties as potential sale candidates because they may no longer fit within our portfolio strategy. For example, during the third quarter of 2018, we entered into a binding agreement for the sale of 1333 New Hampshire Avenue located in Washington, DC, for a gross sale price of approximately $136.5 million. The property is approximately 84% leased and the existing tenant will vacate its space in mid-2019. We also completed the sale of the Quorum Office Park property located in Chelmsford, Massachusetts, which was approximately 90% leased, for a gross sale price of approximately $35.3 million. The sale of Quorum Office Park completes our exit from the northern Route 3 submarket of suburban Boston. We expect to continue to sell select non-core assets in 2018 and into 2019, subject to market conditions.
A brief overview of each of our markets follows:
Boston
The leasing market in the greater Boston region remains active and strong. The Boston central business district (“CBD”) sub-market continues to be driven by demand from traditional financial and professional services tenants, a strong flow of new and expanding technology companies and an ongoing trend of urbanization. During the third quarter of 2018, we completed 28 lease transactions totaling approximately 740,000 square feet in the Boston region. These amounts include a signed lease with an affiliate of Verizon Communications, Inc. for approximately 440,000 square feet or approximately 70% of our 627,000 square foot 100 Causeway Street development project and we are in discussions with other prospective tenants for the remaining space at this project.
Our approximately 1.6 million square foot in-service office portfolio in Cambridge is dominated by large users, is over 98% leased and continues to generate strong rental rates. We are also actively working to meet tenant demand through increasing density and redevelopment. For example, we are currently in discussions with a tenant to expand within Kendall Center, replacing an existing 115,000 net rentable square foot building with a 440,000 net rentable square foot, modern Class A office building.
In the suburban Waltham/Lexington sub-market, we continue to experience significant demand within our existing tenant base and from other tenants in the market, particularly from technology and life science companies seeking space to accommodate their expanding workforces. During the third quarter of 2018, we completed our second lease at our 20 CityPoint development project in Waltham, which was 63% leased as of November 2, 2018, and we are in discussions with another tenant to further increase the pre-leasing.
Los Angeles
The market in Los Angeles (“LA”), particularly in West LA, remains strong. At our Colorado Center complex, we completed a 58,000 square foot lease with a new tenant in the third quarter, the property is 98% leased and we are in discussions with a tenant for our remaining 14,000 square feet of office space which would bring the property to virtually 100% leased. Our approach to property management, leasing and commitment to invest capital has transformed this asset, which was 66% leased when we acquired it in July 2016, into a top-tier property in the marketplace.

Table of Content

During the quarter, we expanded our footprint in the Santa Monica sub-market through our acquisition of the 21-building Santa Monica Business Park through a joint venture in which we own 55%. Santa Monica Business Park is approximately 94% leased. We believe this acquisition provides us with ample opportunity for future growth, as a majority of the current leases are at below-market rents.
We will continue to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.
New York
Overall leasing activity in the midtown Manhattan office market remains stable. During the third quarter of 2018, we completed 12 leases totaling more than 200,000 square feet. In addition, we have strong activity for the available space at 399 Park Avenue, which was 72% leased at September 30, 2018. Including leases with future commencement dates, the property is approximately 79% leased with the majority of the remaining availability in active negotiation. Also, on August 6, 2018, we signed a lease with a tenant for 100% of the office space at our One Five Nine East 53rd Street redevelopment project, which is the low-rise portion of 601 Lexington Avenue. The lease is held in escrow pending satisfaction of the escrow conditions.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the United States with market absorption at historical highs. With no new uncommitted development projects anticipated through 2021 in the San Francisco CBD, combined with low vacancy and few available large blocks of sublease space, tenants have few options, which has created a supply and demand imbalance. We expect these fundamentals to continue. During the third quarter of 2018, we completed approximately 87,000 square feet of leasing at Embarcadero Center, and we have commitments or are in active negotiations on the remaining seven full-floors of available space. In addition, as of September 30, 2018, Salesforce Tower, our 61-story new development in the region, was 45% placed in-service, with occupancy expected to continue to ramp up through the third quarter of 2019. As of November 2, 2018, Salesforce Tower was 99% leased.
Washington, DC
Our focus in the Washington, DC region has centered around (1) matching development sites with tenants to begin development with significant pre-leasing commitments, (2) expanding our development potential in Reston, Virginia and (3) divesting of non-core assets. Our third quarter of 2018 activity reflects this focus.
In Reston, Virginia, we began development of the initial 1.1 million square foot phase of the Reston Gateway development, which is approximately 80% pre-leased to Fannie Mae. We also received entitlements for the complete Reston Gateway mixed-use development project, which will consist of 4.5 million square feet. Our Reston, Virginia portfolio was 92% leased at September 30, 2018, and it continues to be the submarket where we see the greatest demand from tenants.
Overall market conditions in the Washington, DC CBD have not changed in any meaningful way over the past few quarters. Leasing activity remains very competitive primarily because there has been an increase in supply without a corresponding increase in demand.

Table of Content

The table below details the leasing activity during the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	(Square Feet)
Vacant space available at the beginning of the period	4,093,773	4,039,528
Property dispositions/properties taken out of service	(101,922)	(109,277)
Properties acquired vacant space	56,554	56,554
Properties placed (and partially placed) in-service	312,146	628,095
Leases expiring or terminated during the period	709,934	2,922,546
Total space available for lease	5,070,485	7,537,446
1st generation leases	313,810	670,914
2nd generation leases with new tenants	620,836	1,624,995
2nd generation lease renewals	251,678	1,357,376
Total space leased (1)	1,186,324	3,653,285
Vacant space available for lease at the end of the period	3,884,161	3,884,161

Leases executed during the period, in square feet (2)	1,515,532	5,372,994

Second generation leasing information: (3)
Leases commencing during the period, in square feet	872,514	2,982,371
Weighted Average Lease Term	79 Months	95 Months
Weighted Average Free Rent Period	78 Days	98 Days
Total Transaction Costs Per Square Foot (4)	$78.23	$71.65
Increase in Gross Rents (5)	3.56%	6.03%
Increase in Net Rents (6)	5.37%	8.87%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2018.

(2)
Represents leases executed during the three and nine months ended September 30, 2018 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and nine months ended September 30, 2018 is 197,048 and 934,242, respectively.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 872,514 and 2,982,371 square feet of second generation leases that commenced during the three and nine months ended September 30, 2018, respectively, leases for 675,466 and 2,122,827 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 448,669 and 2,110,571 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2018, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 448,669 and 2,110,571 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2018, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Table of Content

Transactions during the three months ended September 30, 2018 included the following:
Development activities

•
On July 13, 2018, we entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City.  We own a 25% interest in and are the managing member of the joint venture.  The acquisition includes improvements consisting of excavation work and foundation elements that are currently being constructed on the site. We contributed cash totaling approximately $45.6 million at closing and will contribute approximately $62.2 million in the future for our initial capital contribution, a portion of which will fund the remaining costs to complete the foundation elements to grade for the future office building.  In addition, we have provided $80.0 million of mortgage financing to the joint venture which bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as a Related Party Note Receivable on our Consolidated Balance Sheets.

•
On July 27, 2018, we entered into a joint venture with our partner at The Hub on Causeway mixed-use development in Boston, Massachusetts to acquire the air rights for the development of an approximately 627,000 net rentable square foot Class A office tower at the site to be known as 100 Causeway Street. The joint venture entered into a lease agreement with an affiliate of Verizon Communications, Inc., under which Verizon will lease approximately 70% of the office tower for a term of 20 years. With the execution of the lease, the joint venture commenced development of the project. We will serve as the co-development manager for the project. The joint venture partner contributed an air rights parcel and improvements, with a fair value of approximately $41.3 million, for its initial 50% interest in the joint venture. We contributed improvements totaling approximately $3.9 million and will contribute cash totaling approximately $37.4 million for our initial 50% interest.

•
On August 7, 2018, we entered into an agreement with a third party to (1) share certain pre-development costs during the pre-lease period and (2) to form a joint venture to thereafter own and develop a leasehold interest in 343 Madison Avenue located in New York City, which will support a Class A office tower with approximately 850,000 net rentable square feet. We will serve as development manager of the project and will own a 55% interest in the joint venture. In 2016, we were selected by the Metropolitan Transportation Authority ("MTA") as the developer of the project and will enter into a pre-lease agreement and a 99-year ground lease with the MTA for the site. There can be no assurances that the transaction will be completed on the terms currently contemplated, or at all.

•
On August 31, 2018, we commenced development of the initial phase of our Reston Gateway development project located in Reston, Virginia, consisting of two Class A office buildings aggregating approximately 1.1 million net rentable square feet. On February 23, 2018, we entered into a lease agreement with Fannie Mae to lease approximately 850,000 net rentable square feet of Class A office space at the project. We expect the property to be available for occupancy by the fourth quarter of 2022.

•
On September 1, 2018, we completed and fully placed in-service our Proto Kendall Square development project comprised of 280 apartment units and retail space aggregating approximately 167,000 square feet located in Cambridge, Massachusetts. The retail space totaling approximately 15,000 net rentable square feet was approximately 98% leased and the residential units were approximately 52% leased, including leases with future commencement dates, as of November 2, 2018.

Acquisition and disposition activities

•
On July 19, 2018, we entered into a joint venture to acquire Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a net purchase price of approximately $626.7 million, including $11.5 million of seller funded leasing costs after the effective date of the purchase and sale agreement. Santa Monica Business Park is a 47-acre office park consisting of 21

Table of Content

buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining, including renewal periods. The ground lease provides the joint venture with the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years. Canada Pension Plan Investment Board invested approximately $147.0 million for a 45% ownership interest in the joint venture. We are providing customary operating, property management and leasing services to, and invested approximately $179.7 million, in the joint venture. The acquisition was completed with $300.0 million of financing. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. At closing, the borrower under the loan, which is a subsidiary of the joint venture, entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts. At September 30, 2018, the unconsolidated joint venture has recorded the changes in fair value of the interest rate swap contracts aggregating approximately $2.4 million as an asset and accumulated other comprehensive income on its balance sheet. At September 30, 2018, we have recognized our share of the fair value totaling approximately $1.3 million as an increase to our Investments in Unconsolidated Joint Ventures and Accumulated Other Comprehensive Loss on the Company's Consolidated Balance Sheets.

•
On August 30, 2018, we entered into a binding agreement for the sale of our 1333 New Hampshire Avenue property located in Washington, DC for a gross sale price of approximately $136.5 million. 1333 New Hampshire Avenue is an approximately 316,000 net rentable square foot Class A office property. The sale is subject to the satisfaction of customary closing conditions and there can be no assurance that the sale will be completed on the terms currently contemplated or at all.

•
On September 27, 2018, we completed the sale of our Quorum Office Park property located in Chelmsford, Massachusetts for a gross sale price of approximately $35.3 million. Net cash proceeds totaled approximately $34.3 million, resulting in a gain on sale of real estate totaling approximately $7.9 million for BXP and approximately $9.2 million for BPLP. Quorum Office Park is an approximately 268,000 net rentable square foot Class A office property.

Capital markets activities

•
On September 18, 2018, BXP declared a regular quarterly cash dividend of $0.95 per share of common stock for the period from July 1, 2018 to September 30, 2018, payable on October 31, 2018 to shareholders of record as of the close of business on September 28, 2018. This represents an increase of 18.75%, or $0.15 per share, over the most recent quarterly cash dividend of $0.80 per share, and an increase of more than 46% over the past three years. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on September 28, 2018, received the same total distribution per unit on October 31, 2018.

We have evaluated subsequent events and transactions through November 7, 2018, the date the Consolidated Financial Statements were available to be issued. There were no events or transactions that occurred that would require recognition or disclosure in the Consolidated Financial Statements.
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

Table of Content

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
Results of Operations for the Nine Months Ended September 30, 2018 and 2017
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $75.7 million and $87.9 million for the nine months ended September 30, 2018 compared to 2017, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to net operating income and net income attributable to Boston Properties Limited Partnership common unitholders to net operating income for the nine months ended September 30, 2018 and 2017 (in thousands):
Boston Properties, Inc.

	Nine months ended September 30,
	2018	2017	Increase/(Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$423,835	$348,086	$75,749	21.76%
Preferred dividends	7,875	7,875	—	—%
Net Income Attributable to Boston Properties, Inc.	431,710	355,961	75,749	21.28%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	49,128	40,350	8,778	21.75%
Noncontrolling interests in property partnerships	46,484	33,967	12,517	36.85%
Net Income	527,322	430,278	97,044	22.55%
Other Expenses:
Add:
Interest expense	277,790	282,709	(4,919)	(1.74)%
Other Income:
Less:
Gains from early extinguishments of debt	—	14,354	(14,354)	(100.00)%
Gains from investments in securities	1,454	2,716	(1,262)	(46.47)%
Interest and other income	7,049	3,447	3,602	104.50%
Gains on sales of real estate	122,552	6,791	115,761	1,704.62%
Income (loss) from unconsolidated joint ventures	(3,083)	7,035	(10,118)	(143.82)%
Operating Income	677,140	678,644	(1,504)	(0.22)%
Other Expenses:
Add:
Depreciation and amortization expense	480,210	463,288	16,922	3.65%
Transaction costs	1,409	572	837	146.33%
Payroll and related costs from management services contracts	7,371	—	7,371	100.00%
General and administrative expense	94,039	84,319	9,720	11.53%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	7,371	—	7,371	100.00%
Development and management services revenue	32,963	24,648	8,315	33.73%
Net Operating Income	$1,219,835	$1,202,175	$17,660	1.47%

Table of Content

Boston Properties Limited Partnership

	Nine months ended September 30,
	2018	2017	Increase/(Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$483,069	$395,199	$87,870	22.23%
Preferred distributions	7,875	7,875	—	—%
Net Income Attributable to Boston Properties Limited Partnership	490,944	403,074	87,870	21.80%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	46,484	33,967	12,517	36.85%
Net Income	537,428	437,041	100,387	22.97%
Other Expenses:
Add:
Interest expense	277,790	282,709	(4,919)	(1.74)%
Other Income:
Less:
Gains from early extinguishments of debt	—	14,354	(14,354)	(100.00)%
Gains from investments in securities	1,454	2,716	(1,262)	(46.47)%
Interest and other income	7,049	3,447	3,602	104.50%
Gains on sales of real estate	126,831	7,368	119,463	1,621.38%
Income (loss) from unconsolidated joint ventures	(3,083)	7,035	(10,118)	(143.82)%
Operating Income	682,967	684,830	(1,863)	(0.27)%
Other Expenses:
Add:
Depreciation and amortization expense	474,383	457,102	17,281	3.78%
Transaction costs	1,409	572	837	146.33%
Payroll and related costs from management services contracts	7,371	—	7,371	100.00%
General and administrative expense	94,039	84,319	9,720	11.53%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	7,371	—	7,371	100.00%
Development and management services revenue	32,963	24,648	8,315	33.73%
Net Operating Income	$1,219,835	$1,202,175	$17,660	1.47%

At September 30, 2018 and September 30, 2017, we owned or had interests in a portfolio of 200 and 177 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete picture of our performance. Therefore, the comparison of operating results for the three and nine months ended September 30, 2018 and 2017 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Table of Content

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from early extinguishments of debt, gains from investments in securities, interest and other income, gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 144 properties totaling approximately 38.9 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2017 and owned and in-service through September 30, 2018. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2017 or disposed of on or prior to September 30, 2018. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2018 and 2017 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio			Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2018	2017	Increase/ (Decrease)	% Change	2018	2017	2018	2017	2018		2017	2018	2017	2018	2017	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$1,857,357	$1,823,170	$34,187	1.88%	$48,658	$10,155	$2,053	$1,052	$2,595		$3,520	$4,842	$15,680	$1,915,505	$1,853,577	$61,928	3.34%
Termination Income	3,423	23,725	(20,302)	(85.57)%	—	—	1	—	5		(1,428)	—	5	3,429	22,302	(18,873)	(84.62)%
Total Rental Revenue	1,860,780	1,846,895	13,885	0.75%	48,658	10,155	2,054	1,052	2,600		2,092	4,842	15,685	1,918,934	1,875,879	43,055	2.30%
Real Estate Operating Expenses	692,753	669,038	23,715	3.54%	19,711	4,182	919	444	1,215		10,560	2,601	7,095	717,199	691,319	25,880	3.74%
Net Operating Income (Loss), excluding residential and hotel	1,168,027	1,177,857	(9,830)	(0.83)%	28,947	5,973	1,135	608	1,385	—	(8,468)	2,241	8,590	1,201,735	1,184,560	17,175	1.45%
Residential Net Operating Income (Loss) (1)	7,636	7,691	(55)	(0.72)%	(1,267)	—	—	—	—		7	—	—	6,369	7,698	(1,329)	(17.26)%
Hotel Net Operating Income (1)	11,731	9,917	1,814	18.29%	—	—	—	—	—		—	—	—	11,731	9,917	1,814	18.29%
Net Operating Income (Loss) (1)	$1,187,394	$1,195,465	$(8,071)	(0.68)%	$27,680	$5,973	$1,135	$608	$1,385		$(8,461)	$2,241	$8,590	$1,219,835	$1,202,175	$17,660	1.47%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Residential Net Operating Income for the nine months ended September 30, 2018 and 2017 is comprised of Residential Revenue of $15,278 and $12,461, less Residential Expenses of $8,909 and $4,763, respectively. Hotel Net Operating Income for the nine months ended September 30, 2018 and 2017 is comprised of Hotel Revenue of $37,373 and $33,859 less Hotel Expenses of $25,642 and $23,942, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $34.2 million for the nine months ended September 30, 2018 compared to 2017. The increase was primarily the result of increases in revenue from our leases and parking and other income of approximately $32.9 million and $1.4 million, respectively, partially offset by a decrease in other tenant recoveries of approximately $0.1 million. Rental revenue from our leases increased approximately $32.9 million as a result of our average revenue per square foot increasing by approximately $1.20, which contributed approximately $29.4 million, and an increase of approximately $3.5 million due to an increase in average occupancy from 91.6% to 91.8%.
Termination Income
Termination income decreased by approximately $20.3 million for the nine months ended September 30, 2018 compared to 2017.
Termination income for the nine months ended September 30, 2018 related to twenty-four tenants across the Same Property Portfolio and totaled approximately $3.4 million, of which approximately $1.6 million is from a tenant that terminated its lease early at a CBD property in Washington, DC. In addition, we received the sixth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.3 million (See Note 6 to the Consolidated Financial Statements).
Termination income for the nine months ended September 30, 2017 related to twenty-eight tenants across the Same Property Portfolio and totaled approximately $23.7 million, of which approximately $14.2 million and $5.1 million are from tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building) and 399 Park Avenue, respectively. Both of these buildings are located in New York City. In addition, we received the fifth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 6 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $23.7 million, or 3.5%, for the nine months ended September 30, 2018 compared to 2017 due primarily to increases in (1) real estate taxes of approximately $14.4 million, or 4.4%, (2) utilities of approximately $4.8 million, or 5.7%, and (3) other real estate operating expenses of approximately $4.5 million, or 1.7%. The increase in real estate taxes was primarily experienced in the New York CBD properties. The increase in utilities was primarily experienced in the Boston CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2017 through September 30, 2018. Rental revenue and real estate operating expenses increased by approximately $41.2 million and $19.5 million, respectively, for the nine months ended September 30, 2018 compared to 2017 as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
Office
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	$2	$—	$2	$367	$225	$142
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,320	23,655	10,155	13,500	6,985	3,957	3,028
191 Spring Street	Fourth Quarter, 2017	N/A	171,000	3,282	—	3,282	1,164	—	1,164
Salesforce Tower	Fourth Quarter, 2017	N/A	1,420,000	21,719	—	21,719	11,195	—	11,195
Total Office			2,081,578	48,658	10,155	38,503	19,711	4,182	15,529

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,847	1,958	—	1,958	3,191	—	3,191
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	762	—	762	796	—	796
Total Residential			684,564	2,720	—	2,720	3,987	—	3,987
			2,766,142	$51,378	$10,155	$41,223	$23,698	$4,182	$19,516
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2017 and September 30, 2018. Rental revenue and real estate operating expenses increased by approximately $1.0 million and $0.5 million, respectively for the nine months ended September 30, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
103 Carnegie Center	May 15, 2017	96,332	$2,054	$1,052	$1,002	$919	$444	$475
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2017 and September 30, 2018. Rental revenue increased by approximately $0.5 million and real estate operating expenses decreased by approximately $9.3 million, for the nine months ended September 30, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$2,600	$1,350	$1,250	$1,215	$6,562	$(5,347)
191 Spring Street (2)	December 29, 2016	160,000	—	—	—	—	2,821	(2,821)
145 Broadway (3)	April 6, 2017	79,616	—	742	(742)	—	1,177	(1,177)
		459,616	$2,600	$2,092	$508	$1,215	$10,560	$(9,345)
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes termination income of approximately $5,000 and $(1.4) million for the nine months ended September 30, 2018 and 2017, respectively. In

Table of Content

addition, real estate operating expenses include demolition costs of approximately $5.4 million for the nine months ended September 30, 2017.

(2)	Real estate operating expenses for the nine months ended September 30, 2017 include approximately $2.8 million of demolition costs.

(3)
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. Real estate operating expenses for the nine months ended September 30, 2017 include approximately $0.8 million of demolition costs.

In addition, during the nine months ended September 30, 2017, we had approximately $(7,000) of demolition costs related to our Proto Kendall Square residential development project.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2017 and September 30, 2018. Rental revenue and real estate operating expenses decreased by approximately $10.8 million and $4.5 million, respectively, for the nine months ended September 30, 2018 compared to 2017, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
30 Shattuck Road	April 19, 2017	Land	N/A	$—	$—	$—	$—	$14	$(14)
40 Shattuck Road	June 13, 2017	Office	122,000	—	846	(846)	—	599	(599)
Reston Eastgate	August 30, 2017	Land	N/A	—	—	—	—	76	(76)
500 E Street, S.W.	January 9, 2018	Office	262,000	270	9,202	(8,932)	129	3,425	(3,296)
91 Hartwell Avenue	May 24, 2018	Office	119,000	1,224	2,326	(1,102)	654	1,249	(595)
Quorum Office Park	September 27, 2018	Office	268,000	3,348	3,311	37	1,818	1,732	86
			771,000	$4,842	$15,685	$(10,843)	$2,601	$7,095	$(4,494)
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $55,000 for the nine months ended September 30, 2018 compared to 2017.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the nine months ended September 30, 2018 and 2017.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average Monthly Rental Rate (1)	$4,177	$4,248	(1.7)%	$2,384	$2,391	(0.3)%
Average Rental Rate Per Occupied Square Foot	$4.65	$4.71	(1.3)%	$2.63	$2.63	—%
Average Physical Occupancy (2)	92.3%	94.4%	(2.2)%	95.5%	93.8%	1.8%
Average Economic Occupancy (3)	91.5%	95.3%	(4.0)%	94.3%	92.9%	1.5%
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

Table of Content

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
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $1.8 million for the nine months ended September 30, 2018 compared to 2017. The hotel underwent a renovation project on all of its rooms, which was completed during the year ended December 31, 2017. We expect our hotel to contribute between $14.0 million and $15.0 million to net operating income for 2018 and between $15.0 million and $16.5 million for 2019.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2018 and 2017.

	2018	2017	Percentage Change
Occupancy	87.7%	81.0%	8.3%
Average daily rate	$278.91	$273.96	1.8%
Revenue per available room, REVPAR	$244.63	$221.98	10.2%
Other Operating Income and Expense Items
Development and Management Services
Development and management services revenue increased by an aggregate of approximately $8.3 million for the nine months ended September 30, 2018 compared to 2017. Management services revenue and development revenue increased by approximately $7.0 million and $1.3 million, respectively. Management services revenue increased primarily due to an increase in leasing commissions and other management services revenue. The increase in leasing commissions was primarily from our Boston and Washington, DC unconsolidated joint ventures and a third-party managed building in New York City. The increase in other management services revenue was primarily due to property and asset management fees we earned from our Santa Monica Business Park unconsolidated joint venture, which we acquired on July 19, 2018 (See Note 4 to the Consolidated Financial Statements.) The increase in development revenue is primarily related to an increase in fees associated with tenant improvement projects in our Boston region and at Salesforce Tower located in San Francisco, California, partially offset by a payment we received from a third-party that terminated their development agreement with us during the nine months ended September 30, 2017. We expect our development and management services revenue to be between $42 million and $45 million for 2018 and between $37 million and $42 million for 2019.
General and Administrative Expense
General and administrative expense increased by approximately $9.7 million for the nine months ended September 30, 2018 compared to 2017 primarily due to compensation expense and other general and administrative expenses increasing by approximately $8.0 million and $1.7 million, respectively. The increase in compensation expense was primarily related to (1) an increase in the expense associated with MYLTIP Awards, which includes the acceleration of amortization that occurred for employees that reached a certain age and number of years of service and therefore became vested in these awards sooner and (2) an increase in other compensation related expenses. These increases were partially offset by a decrease in the value of our deferred compensation plan. The increase in other general and administrative expenses was primarily related to professional fees and taxes. We expect our general and administrative expenses to be between $121 million and $123 million for 2018 and $134 million and $140 million for 2019. Approximately $10 million of the increase in our 2019 guidance is related to the adoption of ASU 2016-02, “Leases (Topic 842)”. Under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, we will no longer be able to capitalize legal costs and internal leasing wages and instead will be required to expense these and other non-incremental costs as incurred (See Note 2 to the Consolidated Financial Statements).

Table of Content

Currently, wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the nine months ended September 30, 2018 and 2017 were approximately $13.5 million and $13.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.8 million for the nine months ended September 30, 2018 compared to 2017. This increase was primarily related to the formation of the joint ventures that we entered into for 3 Hudson Boulevard in New York City and Santa Monica Business Park in Santa Monica, California (See Note 4 to the Consolidated Financial Statements) as well as costs related to potential asset sales. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $16.9 million for the nine months ended September 30, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the nine months ended September 30,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$461,707	$454,770	$6,937
Properties Placed in-Service Portfolio	16,154	2,162	13,992
Properties Acquired Portfolio	1,135	738	397
Properties in Development or Redevelopment Portfolio	—	2,924	(2,924)
Properties Sold Portfolio	1,214	2,694	(1,480)
	$480,210	$463,288	$16,922

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $17.3 million for the nine months ended September 30, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the nine months ended September 30,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$455,880	$448,584	$7,296
Properties Placed in-Service Portfolio	16,154	2,162	13,992
Properties Acquired Portfolio	1,135	738	397
Properties in Development or Redevelopment Portfolio	—	2,924	(2,924)
Properties Sold Portfolio	1,214	2,694	(1,480)
	$474,383	$457,102	$17,281

Table of Content

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
Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
Income (loss) from unconsolidated joint ventures decreased by approximately $10.1 million for the nine months ended September 30, 2018 compared to 2017 due primarily to our share of net losses from our Metropolitan Square and Santa Monica Business Park joint ventures and a decrease in our share of net income from our Colorado Center joint venture. During the nine months ended September 30, 2018, our Metropolitan Square joint venture in Washington, DC commenced a renovation project and recorded accelerated depreciation of approximately $22.4 million related to the remaining book value of the asset to be replaced. We have a 20% ownership interest in the Metropolitan Square joint venture, therefore this accelerated depreciation resulted in a decrease of approximately $4.5 million to our net income from the joint venture. In addition, the acquisition of a 55% ownership interest in Santa Monica Business Park in Santa Monica, California on July 19, 2018, resulted in an approximately $2.0 million decrease to our net income from the joint venture. This decrease was primarily related to interest expense and depreciation and amortization expense. Finally, on July 28, 2017, the joint venture that owns Colorado Center obtained a $550.0 million mortgage loan, with an effective GAAP interest rate of 3.58% per annum, which resulted in interest expense, thus reducing the net income for the joint venture. We own a 50% interest in Colorado Center.
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
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $115.8 million for the nine months ended September 30, 2018 compared to 2017, respectively, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$96.4
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.5
Quorum Office Park	September 27, 2018	Office	268,000	35.3	34.3	7.9
				$176.1	$172.1	$119.8	(1)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	—	(2)
Reston Eastgate	August 30, 2017	Land	N/A	14.0	13.2	2.8
				$31.0	$30.1	$6.5	(3)
___________

Table of Content

(1)
Excludes approximately $2.8 million of gains on sales of real estate recognized during the nine months ended September 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

(2)	The gain on sale of real estate for this property was $28,000.

(3)
Excludes approximately $58,000 and $0.1 million of gains on sales of real estate recognized during the nine months ended September 30, 2017 related to previously deferred gain amounts from 2016 and 2015 sales, respectively.

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $119.5 million for the nine months ended September 30, 2018 compared to 2017, respectively, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$98.9
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.9
Quorum Office Park	September 27, 2018	Office	268,000	35.3	34.3	9.2
				$176.1	$172.1	$124.0	(1)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	0.6
Reston Eastgate	August 30, 2017	Land	N/A	14.0	13.2	2.8
				$31.0	$30.1	$7.1	(2)
___________

(1)
Excludes approximately $2.8 million of gains on sales of real estate recognized during the nine months ended September 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

(2)
Excludes approximately $58,000 and $0.1 million of gains on sales of real estate recognized during the nine months ended September 30, 2017 related to previously deferred gain amounts from 2016 and 2015 sales, respectively.

Interest and Other Income
Interest and other income increased by approximately $3.6 million for the nine months ended September 30, 2018 compared to 2017 due primarily to an increase in interest rates.
Gains from Investments in Securities
Gains from investments in securities for the nine months ended September 30, 2018 and 2017 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2018 and 2017, we recognized gains of approximately $1.5 million and $2.7 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.5 million and $2.7 million during the nine months ended September 30, 2018 and 2017, respectively, as a result of an increase in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by our officers participating in the plan.

Table of Content

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
Interest Expense
Interest expense decreased by approximately $4.9 million for the nine months ended September 30, 2018 compared to 2017 as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2018 compared to September 30, 2017
(in thousands)
Increases to interest expense due to:
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building)	$15,448
Issuance of $850 million in aggregate principal of 3.200% senior notes due 2025 on December 4, 2017	20,596
Utilization of the 2017 Credit Facility	7,064
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	392
Total increases to interest expense	43,500
Decreases to interest expense due to:
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (1)	(16,256)
Redemption of $850 million in aggregate principal of 3.700% senior notes due 2018 on December 17, 2017	(23,815)
Increase in capitalized interest (2)	(8,308)
Other interest expense (excluding senior notes)	(40)
Total decreases to interest expense	(48,419)
Total change in interest expense	$(4,919)
___________

(1)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $16.3 million for the nine months ended September 30, 2017. This amount was allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity.

(2)
The increase was primarily due to the commencement and continuation of several development projects. For a list of development projects refer to “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2018 and 2017 was approximately $51.6 million and $43.3 million, respectively. These costs are not included in the interest expense referenced above.
We estimate net interest expense, which includes debt extinguishment costs, will be between $363 million and $375 million for 2018 and $418 million and $433 million for 2019. These amounts are net of approximately $60 million to $70 million for 2018 and $45 million and $55 million for 2019 of estimated capitalized interest. In addition, if we refinance, prepay or repurchase existing indebtedness prior to its maturity, we may incur prepayment penalties, realize the acceleration of amortized costs, and our actual interest expense may differ materially from the estimates above.
At September 30, 2018, our outstanding variable rate debt consisted of BPLP’s $500.0 million Delayed Draw Facility and $1.5 billion Revolving Facility. The Delayed Draw Facility and Revolving Facility had $500.0 million and $170.0 million, respectively, outstanding at September 30, 2018. For a summary of our consolidated debt as of September 30, 2018 and September 30, 2017 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $12.5 million for the nine months ended September 30, 2018 compared to 2017 as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2018	2017	Change
	(in thousands)
Salesforce Tower	$(403)	$(355)	$(48)
767 Fifth Avenue (the General Motors Building) (1)	1,348	(1,779)	3,127
Times Square Tower	20,215	20,002	213
601 Lexington Avenue (2)	13,781	6,597	7,184
100 Federal Street (3)	4,521	2,483	2,038
Atlantic Wharf Office	7,022	7,019	3
	$46,484	$33,967	$12,517
___________

(1)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The net loss allocation was primarily due to the partners' share of the interest expense for the outside members' notes payable, which was approximately $16.3 million for the nine months ended September 30, 2017. However, during the nine months ended September 30, 2017, we recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustment and as a result, this contributed to the property having a reduced net loss allocation. In addition, during the nine months ended September 30, 2017, we accelerated depreciation and amortization related to capital improvements being performed at the building and had approximately $14.2 million of termination income. Neither of these items reoccurred during the nine months ended September 30, 2018.

(2)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns this property commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We will capitalize incremental costs during the redevelopment. In addition, real estate operating expenses for the nine months ended September 30, 2017 included approximately $5.4 million of demolition costs, which did not reoccur during the nine months ended September 30, 2018.

(3)	The nine months ended September 30, 2018 included an increase in rental revenue from our tenants.

Table of Content

Noncontrolling interest - Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership increased by approximately $8.8 million for the nine months ended September 30, 2018 compared to 2017 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2018, partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2018 and 2017
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $1.8 million and $3.5 million for the three months ended September 30, 2018 compared to 2017, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended September 30, 2018 and 2017. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50.

Boston Properties, Inc.

	Three months ended September 30,
	2018	2017	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$119,118	$117,337	$1,781	1.52%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	121,743	119,962	1,781	1.48%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	13,852	13,402	450	3.36%
Noncontrolling interests in property partnerships	14,850	14,340	510	3.56%
Net Income	150,445	147,704	2,741	1.86%
Other Expenses:
Add:
Interest expense	95,366	92,032	3,334	3.62%
Other Income:
Less:
Gains from investments in securities	1,075	944	131	13.88%
Interest and other income	2,822	1,329	1,493	112.34%
Gains on sales of real estate	7,863	2,891	4,972	171.98%
Income (loss) from unconsolidated joint ventures	(4,313)	843	(5,156)	(611.63)%
Operating Income	238,364	233,729	4,635	1.98%
Other Expenses:
Add:
Depreciation and amortization expense	157,996	152,164	5,832	3.83%
Transaction costs	914	239	675	282.43%
Payroll and related costs from management services contracts	2,516	—	2,516	100.00%
General and administrative expense	29,677	25,792	3,885	15.06%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,516	—	2,516	100.00%
Development and management services revenue	15,253	10,811	4,442	41.09%
Net Operating Income	$411,698	$401,113	$10,585	2.64%

Table of Content

Boston Properties Limited Partnership

	Three months ended September 30,
	2018	2017	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$136,201	$132,693	$3,508	2.64%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	138,826	135,318	3,508	2.59%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	14,850	14,340	510	3.56%
Net Income	153,676	149,658	4,018	2.68%
Other Expenses:
Add:
Interest expense	95,366	92,032	3,334	3.62%
Other Income:
Less:
Gains from investments in securities	1,075	944	131	13.88%
Interest and other income	2,822	1,329	1,493	112.34%
Gains on sales of real estate	9,154	2,891	6,263	216.64%
Income (loss) from unconsolidated joint ventures	(4,313)	843	(5,156)	(611.63)%
Operating Income	240,304	235,683	4,621	1.96%
Other Expenses:
Add:
Depreciation and amortization expense	156,056	150,210	5,846	3.89%
Transaction costs	914	239	675	282.43%
Payroll and related costs from management services contracts	2,516	—	2,516	100.00%
General and administrative expense	29,677	25,792	3,885	15.06%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,516	—	2,516	100.00%
Development and management services revenue	15,253	10,811	4,442	41.09%
Net Operating Income	$411,698	$401,113	$10,585	2.64%
Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 146 properties totaling approximately 39.1 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to July 1, 2017 and owned and in-service through September 30, 2018. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after July 1, 2017 or disposed of on or prior to September 30, 2018. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2018 and 2017 with respect to the properties that were placed in-service, in development or redevelopment or sold. There were no properties acquired between July 1, 2017 and September 30, 2018.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2018	2017	Increase/(Decrease)	% Change	2018	2017	2018	2017	2018	2017	2018	2017	Increase/(Decrease)	% Change
Rental Revenue:
Rental Revenue	$623,012	$614,584	$8,428	1.37%	$22,209	$4,267	$885	$873	$1,075	$5,035	$647,181	$624,759	$22,422	3.59%
Termination Income	1,350	4,739	(3,389)	(71.51)%	—	—	—	43	—	1	1,350	4,783	(3,433)	(71.78)%
Total Rental Revenue	624,362	619,323	5,039	0.81%	22,209	4,267	885	916	1,075	5,036	648,531	629,542	18,989	3.02%
Real Estate Operating Expenses	234,764	229,539	5,225	2.28%	8,476	1,571	433	2,452	592	2,202	244,265	235,764	8,501	3.61%
Net Operating Income (Loss), excluding residential and hotel	389,598	389,784	(186)	(0.05)%	13,733	2,696	452	(1,536)	483	2,834	404,266	393,778	10,488	2.66%
Residential Net Operating Income (1)	2,442	2,711	(269)	(9.92)%	154	—	—	7	—	—	2,596	2,718	(122)	(4.49)%
Hotel Net Operating Income (1)	4,836	4,617	219	4.74%	—	—	—	—	—	—	4,836	4,617	219	4.74%
Net Operating Income (Loss) (1)	$396,876	$397,112	$(236)	(0.06)%	$13,887	$2,696	$452	$(1,529)	$483	$2,834	$411,698	$401,113	$10,585	2.64%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Residential Net Operating Income for the three months ended September 30, 2018 and 2017 is comprised of Residential Revenue of $6,320 and $4,295, less Residential Expenses of $3,724 and $1,577, respectively. Hotel Net Operating Income for the three months ended September 30, 2018 and 2017 is comprised of Hotel Revenue of $13,664 and $13,064 less Hotel Expenses of $8,828 and $8,447, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $8.4 million for the three months ended September 30, 2018 compared to 2017. The increase was primarily the result of increases in revenue from our leases and parking and other income of approximately $8.1 million and $0.4 million partially offset by a decrease in other tenant recoveries of approximately $0.1 million. Rental revenue from our leases increased approximately $8.1 million primarily as a result of our average revenue per square foot increasing by approximately $1.08.
Termination Income
Termination income decreased by approximately $3.4 million for the three months ended September 30, 2018 compared to 2017.
Termination income for the three months ended September 30, 2018 related to twelve tenants across the Same Property Portfolio and totaled approximately $1.4 million and includes the sixth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.3 million (See Note 6 to the Consolidated Financial Statements).
Termination income for the three months ended September 30, 2017 related to sixteen tenants across the Same Property Portfolio and totaled approximately $4.7 million, of which approximately $3.0 million is from tenants that terminated leases early at 767 Fifth Avenue (the General Motors Building). This building is located in New York City.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $5.2 million, or 2.3%, for the three months ended September 30, 2018 compared to 2017 due primarily to increases in (1) real estate taxes of approximately $3.7 million, or 3.3% and (2) other real estate operating expenses of approximately $1.5 million, or 1.3%. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from July 1, 2017 through September 30, 2018. Rental revenue and real estate operating expenses increased by approximately $20.1 million and $8.9 million, respectively, for the three months ended September 30, 2018 compared to 2017, as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
Office
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,320	$8,285	$4,267	$4,018	$2,555	$1,571	$984
191 Spring Street	Fourth Quarter, 2017	N/A	171,000	1,432	—	1,432	312	—	312
Salesforce Tower	Fourth Quarter, 2017	N/A	1,420,000	12,492	—	12,492	5,609	—	5,609
Total Office			2,008,320	22,209	4,267	17,942	8,476	1,571	6,905

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,847	1,391	—	1,391	1,354	—	1,354
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	719	—	719	602	—	602
Total Residential			684,564	2,110	—	2,110	1,956	—	1,956
			2,692,884	$24,319	$4,267	$20,052	$10,432	$1,571	$8,861

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between July 1, 2017 and September 30, 2018. Rental revenue and real estate operating expenses decreased by approximately $31,000 and $1.8 million, respectively, for the three months ended September 30, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$885	$916	$(31)	$433	$2,204	$(1,771)
___________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes approximately $43,000 of termination income for the three months ended September 30, 2017. Real estate operating expenses for the three months ended September 30, 2017 includes approximately $1.8 million of demolition costs.

In addition, during the three months ended September 30, 2017, we had approximately $0.2 million of demolition costs related to our Proto Kendall Square residential project, 191 Spring Street, and 145 Broadway development projects.
Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2017 and September 30, 2018. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $4.0 million and $1.6 million, respectively, for the three months ended September 30, 2018 compared to 2017, as detailed below.

Table of Content

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
Reston Eastgate	August 30, 2017	Land	N/A	$—	$—	$—	$—	$18	$(18)
500 E Street, S.W.	January 9, 2018	Office	262,000	—	3,170	(3,170)	—	1,182	(1,182)
91 Hartwell Avenue	May 24, 2018	Office	119,000	—	755	(755)	—	442	(442)
Quorum Office Park	September 27, 2018	Office	268,000	1,075	1,111	(36)	592	560	32
			649,000	$1,075	$5,036	$(3,961)	$592	$2,202	$(1,610)

Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.3 million for the three months ended September 30, 2018 compared to 2017.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended September 30, 2018 and 2017.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average Monthly Rental Rate (1)	$4,340	$4,295	1.0%	$2,440	$2,418	0.9%
Average Rental Rate Per Occupied Square Foot	$4.80	$4.74	1.3%	$2.67	$2.68	(0.4)%
Average Physical Occupancy (2)	95.0%	94.2%	0.8%	92.6%	95.7%	(3.2)%
Average Economic Occupancy (3)	94.8%	95.5%	(0.7)%	92.1%	94.4%	(2.4)%
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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $0.2 million for the three months ended September 30, 2018 compared to 2017.

Table of Content

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2018 and 2017.

	2018	2017	Percentage Change
Occupancy	91.6%	90.3%	1.4%
Average daily rate	$292.81	$283.76	3.2%
Revenue per available room, REVPAR	$268.35	$256.32	4.7%
Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by an aggregate of approximately $4.4 million for the three months ended September 30, 2018 compared to 2017. Management services revenue increased by approximately $5.9 million while development revenue decreased by approximately $1.5 million. Management services revenue increased primarily due to an increase in leasing commissions from our Boston unconsolidated joint venture and a third-party managed building in New York City. The decrease in development revenue is primarily related to a payment we received from a third-party that terminated their development agreement with us during the three months ended September 30, 2017. This decrease was partially offset by an increase in fees earned on tenant improvement projects in our Boston region.
General and Administrative Expense
General and administrative expense increased by approximately $3.9 million for the three months ended September 30, 2018 compared to 2017 due to compensation expense and other general and administrative expenses increasing by approximately $2.7 million and $1.2 million, respectively. The increase in compensation expense was primarily related to equity compensation. The increase in other general and administrative expenses was primarily related to professional fees and taxes.
Currently, wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2018 and 2017 were approximately $4.2 million and $4.7 million, respectively. These costs are not included in the general and administrative expenses discussed above. Upon adoption of ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, we will no longer be able to capitalize legal costs and internal leasing wages and instead will be required to expense these and other non-incremental costs as incurred (See Note 2 to the Consolidated Financial Statements).
Transaction Costs
Transaction costs increased by approximately $0.7 million for the three months ended September 30, 2018 compared to 2017. This increase was primarily related to the formation of the joint ventures that we entered into for 3 Hudson Boulevard in New York City and Santa Monica Business Park in Santa Monica, California (See Note 4 to the Consolidated Financial Statements) as well as costs related to potential asset sales. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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

Table of Content

Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $5.8 million for the three months ended September 30, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the three months ended September 30,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$150,517	$150,410	$107
Properties Placed in-Service Portfolio	7,197	946	6,251
Properties in Development or Redevelopment Portfolio	—	—	—
Properties Sold Portfolio	282	808	(526)
	$157,996	$152,164	$5,832

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $5.8 million for the three months ended September 30, 2018 compared to 2017, as detailed below.

	Depreciation and Amortization Expense for the three months ended September 30,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$148,577	$148,456	$121
Properties Placed in-Service Portfolio	7,197	946	6,251
Properties in Development or Redevelopment Portfolio	—	—	—
Properties Sold Portfolio	282	808	(526)
	$156,056	$150,210	$5,846

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
Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
Income (loss) from unconsolidated joint ventures decreased by approximately $5.2 million for the three months ended September 30, 2018 compared to 2017 due primarily to our share of net losses from our Metropolitan Square and Santa Monica Business Park joint ventures. During the three months ended September 30, 2018, our Metropolitan Square joint venture in Washington, DC commenced a renovation project and recorded accelerated depreciation of approximately $22.4 million related to the remaining book value of the asset to be replaced. We have a 20% ownership interest in the Metropolitan Square joint venture, therefore this accelerated depreciation resulted in a decrease of approximately $4.5 million to our net income from the joint venture. In addition, the acquisition of a 55% ownership interest in Santa Monica Business Park in Santa Monica, California on July 19, 2018, resulted in an approximately $2.0 million decrease to our net income from the joint venture. This decrease was primarily related to interest expense and depreciation and amortization expense.

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
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $5.0 million for the three months ended September 30, 2018 compared to 2017, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2018
Quorum Office Park	September 27, 2018	Office	268,000	$35.3	$34.3	$7.9

2017
Reston Eastgate	August 30, 2017	Land	N/A	$14.0	$13.2	$2.8	(1)
___________

(1)
Excludes approximately $58,000 of a gain on sale of real estate recognized during the three months ended September 30, 2017 related to a gain amount from a sale of real estate occurring in a prior year.

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $6.3 million for the three months ended September 30, 2018 compared to 2017, as detailed below (dollars in millions):

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gain on Sale of Real Estate
2018
Quorum Office Park	September 27, 2018	Office	268,000	$35.3	$34.3	$9.2

2017
Reston Eastgate	August 30, 2017	Land	N/A	$14.0	$13.2	$2.8	(1)
___________

(1)
Excludes approximately $58,000 of a gain on sale of real estate recognized during the three months ended September 30, 2017 related to a gain amount from a sale of real estate occurring in a prior year.

Interest and Other Income
Interest and other income increased by approximately $1.5 million for the three months ended September 30, 2018 compared to 2017, due primarily to an increase in interest rates.
Gains from Investments in Securities
Gains from investments in securities for the three months ended September 30, 2018 and 2017 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended

Table of Content

September 30, 2018 and 2017, we recognized gains of approximately $1.1 million and $0.9 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.1 million and $0.9 million during the three months ended September 30, 2018 and 2017, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Interest Expense
Interest expense increased by approximately $3.3 million for the three months ended September 30, 2018 compared to 2017, as detailed below:

Component	Change in interest expense for the three months ended September 30, 2018 compared to September 30, 2017
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 3.200% senior notes due 2025 on December 4, 2017	$6,866
Utilization of the 2017 Credit Facility	4,574
Total increases to interest expense	11,440
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 3.700% senior notes due 2018 on December 17, 2017	(7,939)
Other interest expense (excluding senior notes)	(167)
Total decreases to interest expense	(8,106)
Total change in interest expense	$3,334

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended September 30, 2018 and 2017 was approximately $16.6 million and $16.7 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2018, our outstanding variable rate debt consisted of BPLP’s $500.0 million Delayed Draw Facility and $1.5 billion Revolving Facility. The Delayed Draw Facility and Revolving Facility had $500.0 million and $170.0 million, respectively, outstanding at September 30, 2018. For a summary of our consolidated debt as of September 30, 2018 and September 30, 2017 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $0.5 million for the three months ended September 30, 2018 compared to 2017, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2018	2017	Change
	(in thousands)
Salesforce Tower	$(97)	$(160)	$63
767 Fifth Avenue (the General Motors Building)	902	1,179	(277)
Times Square Tower	6,589	6,741	(152)
601 Lexington Avenue	3,594	3,066	528
100 Federal Street	1,496	1,174	322
Atlantic Wharf Office	2,366	2,340	26
	$14,850	$14,340	$510
Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership increased by approximately $0.5 million for the three months ended September 30, 2018 compared to 2017 due primarily to an increase in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund development costs;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•
fund possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein, including the acquisition price and promote payment to our partner for its 5% interest in Salesforce Tower;

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

Table of Content

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

Table of Content

The following table presents information on properties under construction and redevelopment as of September 30, 2018 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 9/30/2018 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
Salesforce Tower (95% ownership)	Q3 2019	San Francisco, CA	1	1,420,000	$1,044,624	$1,073,500	$—	$—	$31,663	99%	(6)
The Hub on Causeway - Podium (50% ownership)	Q4 2019	Boston, MA	1	385,000	104,658	141,870	102,300	41,303	—	88%
145 Broadway	Q4 2019	Cambridge, MA	1	485,000	204,560	375,000	—	—	170,440	98%
Dock 72 (50% ownership)	Q3 2020	Brooklyn, NY	1	670,000	148,098	223,000	125,000	58,127	8,030	33%
17Fifty Presidents Street	Q3 2020	Reston, VA	1	276,000	33,763	142,900	—	—	109,137	100%
6595 Springfield Center Drive (TSA Headquarters)	Q4 2020	Springfield, VA	1	634,000	94,344	313,700	—	—	219,356	98%
20 CityPoint	Q1 2021	Waltham, MA	1	211,000	43,529	97,000	—	—	53,471	63%
100 Causeway Street (50% ownership)	Q3 2022	Boston, MA	1	627,000	45,404	267,300	—	—	221,896	70%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Q3 2022	Bethesda, MD	1	740,000	48,896	211,100	—	—	162,204	100%
Reston Gateway	Q4 2023	Reston, VA	2	1,062,000	22,791	715,300	—	—	692,509	80%
Total Office Properties under Construction			11	6,510,000	1,790,667	3,560,670	227,300	99,430	1,668,706	84%
Residential
The Hub on Causeway - Residential (440 units) (50% ownership)	Q4 2021	Boston, MA	1	320,000	65,035	153,500	90,000	4,106	2,571	N/A
MacArthur Station Residences (402 units)	Q4 2021	Oakland, CA	1	324,000	42,688	263,600	—	—	220,912	N/A	(7)
Total Residential Properties under Construction			2	644,000	107,723	417,100	90,000	4,106	223,483	N/A	(8)
Redevelopment Properties
191 Spring Street	Q4 2018	Lexington, MA	1	171,000	46,178	53,920	—	—	7,742	100%	(9)
One Five Nine East 53rd Street (55% ownership)	Q4 2019	New York, NY	—	220,000	97,318	106,000	—	—	8,682	90%	(10)
Total Properties under Redevelopment			1	391,000	143,496	159,920	—	—	16,424	94%
Total Properties under Construction and Redevelopment			14	7,545,000	$2,041,886	$4,137,690	$317,300	$103,536	$1,908,613	85%	(8)
___________

(1)	Represents our share.

(2)
Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2018.

(3)	Includes approximately $119.9 million of unpaid but accrued construction costs and leasing commissions.

(4)	Excludes approximately $119.9 million of unpaid but accrued construction costs and leasing commissions.

(5)	Represents percentage leased as of November 2, 2018, including leases with future commencement dates.

(6)
Estimated Future Equity Requirement is approximately $2.8 million greater than the difference between Estimated Total Investment and Investment to Date to include the estimated future preferred equity investment that we expect to make to fund 50% of our partner’s equity requirement. Under the joint venture agreement, if the project is funded with 100% equity, we have agreed to fund 50% of our partner’s equity requirement, structured as preferred equity. We expect to fund approximately $25.4 million at a per annum interest rate of LIBOR plus 3.0% and receive priority distributions from all distributions to our partner until the principal and interest are repaid in full. As of

Table of Content

September 30, 2018, we had funded an aggregate of approximately $22.6 million of preferred equity to the venture. This property is 45% placed in-service as of September 30, 2018. Estimated Total Investment and Estimated Future Equity Requirement excludes the acquisition price and promote payment to our partner for their 5% interest (See Note 7 to the Consolidated Financial Statements).

(7)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(8)	Percentage leased excludes residential units.

(9)	This property is 74% placed in-service, as of September 30, 2018.

(10)
The low-rise portion of 601 Lexington Avenue. Percentage leased includes a lease signed August 6, 2018 for 100% of the office space. The lease is held in escrow pending satisfaction of the escrow conditions.

Table of Content

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
Our primary uses of capital will be the completion of our current and committed development and redevelopment projects. As of September 30, 2018, our share of the remaining development and redevelopment costs that we expect to fund through 2022 is approximately $1.9 billion. In addition, we have secured an anchor tenant and plan to begin development of 2100 Pennsylvania Avenue in Washington, DC, an approximately 470,000 square foot project with an estimated total investment of $360 million in 2019.
As of November 2, 2018, we have approximately $390 million of cash and cash equivalents and approximately $1.2 billion available under BPLP's Revolving Facility. We believe that our strong liquidity, including the availability under BPLP’s Revolving Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects, fund pending new developments and still be able to act opportunistically on attractive investment opportunities. Excluding our unconsolidated joint venture assets, we have no debt maturing in 2018 and $700.0 million of 5.875% unsecured senior notes that mature in October 2019.
We also have not sold any shares under BXP's $600.0 million at the market (ATM) program.
We may seek to enhance our liquidity to provide sufficient capacity to meet our debt obligations and to fund our remaining capital requirements on existing development/redevelopment projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. Depending on interest rates and overall conditions in the debt markets, we may decide to access the debt markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds, and it would be dilutive to our earnings by increasing our net interest expense. Additionally, we may seek to repay early our $700.0 million aggregate principal amount of 5.875% senior unsecured notes that matures in October 2019, which would result in additional interest expense associated with an early repayment.
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On September 18, 2018, the Board of Directors of BXP increased our regular quarterly dividend from $0.80 per common share to $0.95 per common share, or 18.75% beginning with the third quarter of 2018. The third quarter dividend was paid on October 31, 2018 to shareholders of record as of the close of business on September 28, 2018. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on September 28, 2018, received the same total distribution per unit on October 31, 2018.
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances and there can be no assurance that the future dividends declared by its Board of Directors will not differ materially.

Table of Content

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
Cash and cash equivalents and cash held in escrows aggregated approximately $423.8 million and $576.8 million at September 30, 2018 and 2017, respectively, representing a decrease of approximately $153.0 million. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2018	2017	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$770,627	$584,965	$185,662
Net cash used in investing activities	(1,020,067)	(593,895)	(426,172)
Net cash provided by financing activities	167,855	165,676	2,179
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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from sales or real estate. Cash used in investing activities for the nine months ended September 30, 2017 consisted primarily of development projects, building and tenant improvements, partially offset by capital distributions from unconsolidated joint ventures, as detailed below:

Table of Content

	Nine months ended September 30,
	2018	2017
	(in thousands)
Acquisition of real estate (1)	$—	$(15,953)
Construction in progress (2)	(530,389)	(452,283)
Building and other capital improvements	(140,969)	(162,395)
Tenant improvements	(129,450)	(152,749)
Proceeds from sales of real estate (3)	175,577	29,810
Capital contributions to unconsolidated joint ventures (4)	(314,075)	(89,874)
Capital distributions from unconsolidated joint ventures (5)	—	251,000
Issuance of related party note receivable (6)	(80,000)	—
Investments in securities, net	(761)	(1,451)
Net cash used in investing activities	$(1,020,067)	$(593,895)
___________

(1)	On May 15, 2017, we acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $16.0 million in cash, including transaction costs.

(2)
Construction in progress for the nine months ended September 30, 2018 includes ongoing expenditures associated with 191 Spring Street, Salesforce Tower, Signature at Reston and Proto Kendall Square, which were partially or fully placed in-service during the nine months ended September 30, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, 6595 Springfield Center Drive, Reston Gateway and MacArthur Station Residences.

Construction in progress for the nine months ended September 30, 2017 includes ongoing expenditures associated with Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were fully placed in-service during the nine months ended September 30, 2017. In addition, we incurred costs associated with our continued development/redevelopment of Salesforce Tower, One Five Nine East 53rd Street, 191 Spring Street, 145 Broadway, 6595 Springfield Center Drive, MacArthur Station Residences, Proto Kendall Square and Signature at Reston.

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
On September 27, 2018, we completed the sale of our Quorum Office Park property located in Chelmsford, Massachusetts for a gross sale price of approximately $35.3 million. Net cash proceeds totaled approximately $34.3 million, resulting in a gain on sale of real estate totaling approximately $7.9 million for BXP and approximately $9.2 million for BPLP. Quorum Office Park is an approximately 268,000 net rentable square foot Class A office property.
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

Table of Content

(4)
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2018 consisted primarily of cash contributions of approximately $184.3 million, $47.0 million, $46.2 million and $33.5 million to our Santa Monica Business Park, 7750 Wisconsin Avenue, 3 Hudson Boulevard and Hub on Causeway joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2017 were primarily due to cash contributions of approximately $34.2 million, $31.7 million and $21.4 million to our Dock 72, Hub on Causeway and 7750 Wisconsin Avenue joint ventures, respectively.

(5)
Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2017 consisted of a cash distribution of $251.0 million from our Colorado Center joint venture resulting from the proceeds of new mortgage financing.

(6)
Issuance of related party note receivable consisted of the $80.0 million of mortgage financing that we provided to our unconsolidated joint venture that owns 3 Hudson Boulevard in New York City. The financing bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions.

Cash provided by financing activities for the nine months ended September 30, 2018 totaled approximately $167.9 million. This consisted primarily of the proceeds from our Delayed Draw Facility totaling $500.0 million and borrowings from our Revolving Facility, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	September 30, 2018
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,440	154,440	$19,010,020
Common Operating Partnership Units	17,797	17,797	2,190,633	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (callable on and after March 27, 2018)	80	—	200,000
Total Equity		172,237	$21,400,653

Consolidated Debt			$10,889,702
Add:
BXP’s share of unconsolidated joint venture debt (3)			869,194
Subtract:
Partners’ share of Consolidated Debt (4)			(1,205,958)
BXP’s Share of Debt			$10,552,938

Consolidated Market Capitalization			$32,290,355
BXP’s Share of Market Capitalization			$31,953,591
Consolidated Debt/Consolidated Market Capitalization			33.72%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			33.03%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500.00 per share, values are based on the closing price per share of BXP’s Common Stock on September 28, 2018 of $123.09.

(2)	Includes long-term incentive plan units (including 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units), but excludes MYLTIP Units granted between 2016 and 2018.

(3)	See page 84 for additional information.

(4)	See page 83 for additional information.

Table of Content

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 28, 2018, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2016, 2017 and 2018 MYLTIP Units are not included in this calculation as of September 30, 2018.
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

Table of Content

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
Debt Financing
As of September 30, 2018, we had approximately $10.9 billion of outstanding consolidated indebtedness, representing approximately 33.72% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.3 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.15% per annum and maturities in 2019 through 2026; (2) $3.0 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.95% per annum and weighted-average term of 7.5 years and (3) $668.4 million (net of deferred financing fees) outstanding under BPLP's 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan as well as Consolidated Debt Financing Statistics at September 30, 2018 and September 30, 2017.

Table of Content

	September 30,
	2018	2017
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,967,548	$2,982,067
Unsecured senior notes, net of discount	7,253,786	7,252,567
Unsecured line of credit	170,000	—
Unsecured term loan, net	498,368	—
Consolidated Debt	10,889,702	10,234,634
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	869,194	591,622
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,205,958)	(1,210,389)
BXP’s Share of Debt	$10,552,938	$9,615,867

	September 30,
	2018	2017
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	93.86%	100.00%
Variable rate	6.14%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.09%	4.13%
Variable rate	3.09%	—%
Total	4.03%	4.13%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.98%	4.02%
Variable rate	3.00%	—%
Total	3.92%	4.02%
Weighted-average maturity at end of period (in years):
Fixed rate	5.6	6.1
Variable rate	3.6	—
Total	5.5	6.1
_______________

(1)	See page 84 for additional information.

(2)	See page 83 for additional information.
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

Table of Content

As of September 30, 2018, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, $170 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $0.3 million outstanding with the ability to borrow approximately $1.3 billion under the Revolving Facility. As of November 2, 2018, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, $335 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $0.2 million outstanding with the ability to borrow approximately $1.2 billion under the Revolving Facility.
Unsecured Senior Notes, Net
The following summarizes the unsecured senior notes outstanding as of September 30, 2018 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	5.875%	5.967%	$700,000	October 15, 2019
10 Year Unsecured Senior Notes	5.625%	5.708%	700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
Total principal			7,300,000
Net unamortized discount			(15,889)
Deferred financing costs, net			(30,325)
Total			$7,253,786
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2018, BPLP was in compliance with each of these financial restrictions and requirements.

Table of Content

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2018:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$29,844	$(190)	$29,654	N/A		January 15, 2021
University Place	6.94%	6.99%	6,079	(37)	6,042	N/A		August 1, 2021
			35,923	(227)	35,696	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(30,339)	2,269,661	$907,972	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	663,361	(1,170)	662,191	297,986	(5)	April 10, 2022
			2,963,361	(31,509)	2,931,852	1,205,958
Total			$2,999,284	$(31,736)	$2,967,548	$1,205,958
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions.

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest. The partners' share of the carrying amount has been adjusted for basis differentials.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2018, the maximum funding obligation under the guarantee was approximately $126.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 6 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Thirteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 4 to the Consolidated Financial Statements. At September 30, 2018, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.0 billion (of which our proportionate share is approximately $869.2 million). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2018. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Table of Content

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	3.19%	3.30%	$120,000	$(624)	$119,376	$71,626	(2)(3)	June 5, 2023
Santa Monica Business Park	55%	4.06%	4.24%	300,000	(3,564)	296,436	163,040	(2)(4)	July 19, 2025
Market Square North	50%	4.85%	4.91%	119,325	(168)	119,157	59,578		October 1, 2020
Annapolis Junction Building One	50%	7.83%	7.83%	39,549	—	39,549	19,775	(5)	March 31, 2018
Annapolis Junction Building Six	50%	4.38%	4.56%	13,211	(5)	13,206	6,603	(6)	November 17, 2018
Annapolis Junction Building Seven and Eight	50%	4.45%	4.73%	35,608	(120)	35,488	17,744	(7)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	39,150	(368)	38,782	19,391		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(911)	549,089	274,544	(2)	August 9, 2027
Dock 72	50%	4.37%	5.51%	116,254	(7,722)	108,532	54,266	(2)(8)	December 18, 2020
The Hub on Causeway - Podium	50%	4.34%	4.81%	82,606	(2,828)	79,778	39,889	(2)(9)	September 6, 2021
The Hub on Causeway - Residential	50%	4.24%	4.53%	8,211	(1,827)	6,384	3,192	(2)(10)	April 19, 2022
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(276)	104,724	31,417	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(1,116)	223,884	55,971		January 5, 2025
3 Hudson Boulevard	25%	5.59%	5.67%	80,000	(321)	79,679	19,920	(2)(11)	July 13, 2023
Metropolitan Square	20%	5.75%	5.81%	161,353	(157)	161,196	32,238		May 5, 2020
Total				$1,995,267	$(20,007)	$1,975,260	$869,194
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.10% per annum.

(4)
The loan bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. A subsidiary of the joint venture entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts.

(5)
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

(6)	The loan bears interest at a variable rate equal to LIBOR plus 2.25% per annum.

(7)	The loan bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on December 7, 2019, with three, one-year extension options, subject to certain conditions.

(8)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020, with two, one-year extension option, subject to certain conditions.

(9)
The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions. In connection with the construction financing, we obtained the right to complete the construction of the garage underneath the

Table of Content

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

(11)
We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable on our Consolidated Balance Sheets.

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
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders and net income (loss) attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company's real estate across reporting periods and to the operating performance of other companies.
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

Table of Content

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$119,118	$117,337
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of Boston Properties Limited Partnership	13,852	13,402
Noncontrolling interests in property partnerships	14,850	14,340
Net Income	150,445	147,704
Add:
Depreciation and amortization	157,996	152,164
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,166)	(18,552)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	18,020	9,282
Corporate-related depreciation and amortization	(425)	(434)
Less:
Gains on sales of real estate	7,863	2,891
Noncontrolling interests in property partnerships	14,850	14,340
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	282,532	270,308
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	28,738	27,293
FFO attributable to Boston Properties, Inc. common shareholders	$253,794	$243,015
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.83%	89.90%
Weighted-average shares outstanding—basic	154,440	154,355
Reconciliation to Diluted Funds from Operations:

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$282,532	171,928	$270,308	171,691
Effect of Dilutive Securities
Stock Based Compensation	—	238	—	128
Diluted FFO	282,532	172,166	270,308	171,819
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	28,698	17,488	27,272	17,336
Boston Properties, Inc.’s share of Diluted FFO (1)	$253,834	154,678	$243,036	154,483
 _______________

(1)	BXP’s share of diluted FFO was 89.84% and 89.91% for the three months ended September 30, 2018 and 2017, respectively.

Table of Content

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018	2017
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$136,201	$132,693
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	14,850	14,340
Net Income	153,676	149,658
Add:
Depreciation and amortization	156,056	150,210
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,166)	(18,552)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	18,020	9,282
Corporate-related depreciation and amortization	(425)	(434)
Less:
Gains on sales of real estate	9,154	2,891
Noncontrolling interests in property partnerships	14,850	14,340
Preferred distributions	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$282,532	$270,308
Weighted-average units outstanding—basic	171,928	171,691
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units, vested 2014 MYLTIP Units and vested 2015 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended September 30, 2018		Three months ended September 30, 2017
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$282,532	171,928	$270,308	171,691
Effect of Dilutive Securities
Stock Based Compensation	—	238	—	128
Diluted FFO	$282,532	172,166	$270,308	171,819

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
During the third quarter of 2018, we paid approximately $80.1 million to fund tenant-related obligations, including tenant improvements and leasing commissions, and incurred approximately $90 million of new tenant-related obligations associated with approximately 1.0 million square feet of second generation leases, or approximately $86 per square foot. In addition, we signed leases for approximately 474,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the

Table of Content

projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.” In the aggregate, during the third quarter of 2018, we signed leases for approximately 1.5 million square feet of space and incurred aggregate tenant-related obligations of approximately $174 million, or approximately $115 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of September 30, 2018. Approximately $10.2 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of September 30, 2018, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.88%, or 3.00% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 4 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2018	2019	2020	2021	2022	2023+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$2,974	$15,745	$16,841	$36,346	$611,132	$2,284,510	$2,967,548	$2,898,871
Average Interest Rate	5.06%	5.53%	5.55%	6.61%	4.79%	3.64%	3.95%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(2,215)	$691,233	$691,726	$843,044	$(6,475)	$5,036,473	$7,253,786	$7,174,434
Average Interest Rate	—	5.97%	5.71%	4.29%	—	3.65%	4.15%
Variable Rate	$(120)	$(460)	$(451)	$(451)	$669,850	—	$668,368	$672,397
	$639	$706,518	$708,116	$878,939	$1,274,507	$7,320,983	$10,889,702	$10,745,702

At September 30, 2018, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.98% per annum. At September 30, 2018, our outstanding variable rate debt based on LIBOR totaled approximately $668.4 million. At September 30, 2018, the coupon/stated rate on our variable rate debt was approximately 3.00%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.7 million and $5.0 million, respectively, for the three and nine months ended September 30, 2018.
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

Table of Content

(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended September 30, 2018, Boston Properties, Inc. issued an aggregate of 26,280 shares of common stock in exchange for 26,280 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 10,036 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2018 - July 31, 2018	111	(1)	$126.30	N/A	N/A
August 1, 2018 - August 31, 2018	408	(2)	$64.01	N/A	N/A
September 1, 2018 - September 30, 2018	—		$—	N/A	N/A
Total	519		$77.33	N/A	N/A
___________

(1)
Represents shares of common stock of Boston Properties, Inc. surrendered by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock.

(2)
Includes 202 shares of common stock of Boston Properties, Inc. surrendered by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock and 206 shares of restricted common stock of Boston Properties, Inc. repurchased in connection with the termination of a certain employee’s employment with Boston Properties, Inc. Under the terms of the applicable restricted stock award agreements, such shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

Table of Content

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2018, in connection with issuances of common stock by Boston Properties, Inc. pursuant to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 2,949 common units to Boston Properties, Inc. in exchange for approximately $308,703, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
July 1, 2018 - July 31, 2018	111	(1)	$126.30	N/A	N/A
August 1, 2018 - August 31, 2018	447	(2)	$58.44	N/A	N/A
September 1, 2018 - September 30, 2018	—		$—	N/A	N/A
Total	558		$71.94	N/A	N/A
___________

(1)
Represents common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock.

(2)
Includes (1) 202 common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock, (2) 39 LTIP Units that were repurchased in connection with the termination of an employee’s employment with the Company and (3) 206 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with the Company. Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreement, such shares and LTIP Units were repurchased by us at a price of and $0.01 per share and $0.25 per unit, respectively, which was the amount originally paid by such employees for such shares and units.

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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 7, 2018	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 7, 2018	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)