Form 10-K
period 2018-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2019-02-28
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the 154,123,162 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $19,330,126,978 based upon the last reported sale price of $125.42 per share on the New York Stock Exchange on June 29, 2018. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.)
As of February 22, 2019, there were 154,509,216 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 21, 2019 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2018.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2018 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of December 31, 2018, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $301.1 million, or 1.8% at December 31, 2018, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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
•Note 2. Summary of Significant Accounting Policies;
•Note 3. Real Estate;
•Note 10. Noncontrolling Interest;
•Note 11. Stockholders’ Equity / Partners’ Capital;
•Note 13. Segment Information;
•Note 14. Earnings Per Share / Per Common Unit;
•Note 18. Selected Interim Financial Information (unaudited); and

•	Item 15. Financial Statement Schedule—Schedule 3.
This report also includes the following separate items for each of BXP and BPLP: Part II, Item 9A. Controls and Procedures, consents of the independent registered public accounting firm (Exhibits 23.1 and 23.2), and certifications (Exhibits 31.1, 31.2, 31.3, 31.4, 32.1, 32.2, 32.3 and 32.4).

PART I

Item 1. Business

General
BXP, a Delaware corporation organized in 1997, is a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and one of the largest developers, owners and managers of office properties in the United States.
Our properties are concentrated in five markets—Boston, Los Angeles, New York, San Francisco and Washington, DC. At December 31, 2018, we owned or had interests in 197 commercial real estate properties, aggregating approximately 51.6 million net rentable square feet of primarily Class A office properties, including 11 properties under construction/redevelopment totaling approximately 5.3 million net rentable square feet. As of December 31, 2018 our properties consisted of:

•	178 office properties (including nine properties under construction/redevelopment);

•	twelve retail properties;

•	six residential properties (including two under construction); and

•	one hotel.
We consider Class A office properties to be well-located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings. Our definition of Class A office properties may be different than those used by other companies.
We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. BXP manages BPLP as its sole general partner. As of December 31, 2018, we had approximately 760 employees. Our 37 senior officers have an average of 31 years of experience in the real estate industry, including an average of 21 years of experience with us. Our principal executive office and Boston regional office are located at Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 2400 Broadway, Suite 510, Santa Monica, California 90404, 599 Lexington Avenue, New York, New York 10022, Four Embarcadero Center, San Francisco, California 94111 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.
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
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 22, 2019, the owner of approximately 89.5% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards (“MYLTIP Awards”) that remain subject to performance conditions, assuming all conditions have been met for the conversion of the LTIP Units, (3) the 2012 Outperformance Awards that were issued in the form of LTIP Units and earned as of February 6, 2015 (the “2012 OPP Units”), (4) the 2013 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 4, 2016 (the “2013 MYLTIP Units”), (5) the 2014 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 3, 2017 (the “2014 MYLTIP Units”), (6)

the 2015 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 4, 2018 (the “2015 MYLTIP Units”) and (7) the 2016 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 9, 2019 (the “2016 MYLTIP Units”). An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. BXP’s general and limited partnership interests in BPLP entitles BXP to share in cash distributions from, and in the profits and losses of, BPLP in proportion to BXP’s percentage interest and entitles BXP to vote on all matters requiring a vote of the limited partners.
Preferred units of BPLP have the rights, preferences and other privileges set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2018 and February 22, 2019, BPLP had one series of Preferred Units outstanding consisting of 80,000 Series B Preferred Units. The Series B Preferred Units have a liquidation preference of $2,500 per share (or an aggregate of approximately $193.6 million at December 31, 2018 and February 22, 2019, after deducting the underwriting discount and transaction expenses). The Series B Preferred Units were issued by BPLP on March 27, 2013 in connection with BXP’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). BXP contributed the net proceeds from the offering to BPLP in exchange for Series B Preferred Units having rights, performance and privileges generally mirroring those of the Series B Preferred Stock. BXP will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500 liquidation preference per share. BXP did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of BXP’s REIT status. On and after March 27, 2018, BXP, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500 per share, plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.
Transactions During 2018
Dispositions
For information explaining why BXP and BPLP may report different gains on sales of real estate, see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
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
On November 30, 2018, we completed the sale of our 1333 New Hampshire Avenue property located in Washington, DC for a gross sale price of approximately $142.0 million, including the retention of a $5.5 million future payment by the anchor tenant. Net cash proceeds totaled approximately $133.7 million, resulting in a gain on sale of real estate totaling approximately $44.4 million for BXP and approximately $48.4 million for BPLP. 1333 New Hampshire Avenue is an approximately 315,000 net rentable square foot Class A office property.
On December 13, 2018, we completed the sale of our 6595 Springfield Center Drive development project located in Springfield, Virginia, for a sale price of approximately $98.1 million, consisting of the land and project costs incurred through the closing date. Net cash proceeds totaled approximately $97.1 million. Concurrently with the sale, we agreed to act as development manager and have guaranteed the completion of the project. The book value of the property exceeded its estimated fair value prior to the sale, and as a result, we recognized an impairment loss totaling approximately $8.7 million during the three months ended December 31, 2018. 6595 Springfield Center Drive is an approximately 634,000 net rentable square foot Class A office project.
On December 20, 2018, we completed the sale of a 41-acre parcel of land at our Tower Oaks property located in Rockville, Maryland for a gross sale price of approximately $46.0 million. Net cash proceeds totaled approximately $25.9 million, resulting in a gain on sale of real estate totaling approximately $15.7 million. We agreed to provide seller financing to the buyer totaling $21.0 million, which is collateralized by a portion of the land parcel that secures the loan, bears interest at an effective rate of 1.92% per annum and matures on December 20, 2021. The loan has been reflected as Note Receivable on our Consolidated Balance Sheets.
Impairment Loss
For information explaining why BXP and BPLP may report different impairment losses, see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
During the three months ended December 31, 2018, we reevaluated our strategy for the sale of our 2600 Tower Oaks Boulevard property. Based on a shorter than expected hold period, we reduced the carrying value of the property to its estimated fair value at December 31, 2018 and recognized an impairment loss totaling approximately $3.1 million for BXP and approximately $1.5 million for BPLP. Our estimated fair value was based on a pending offer for the sale of the property. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property (See Note 19 to the Consolidated Financial Statements).
Developments/Redevelopments
As of December 31, 2018, we had 11 properties under construction/redevelopment comprised of nine office properties and two residential properties, which we expect will total approximately 5.3 million net rentable square feet. We estimate the total investment to complete these projects, in the aggregate, is approximately $2.7 billion of which we had already invested approximately $1.0 billion as of December 31, 2018. For a detailed list of the properties under construction/redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On January 24, 2018, we entered into a lease agreement with an affiliate of Leidos Holdings, Inc. for a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space at our 17Fifty Presidents Street development project located in Reston, Virginia. Concurrently with the execution of the lease, we commenced development of the project and expect the building to be completed and available for occupancy during the second quarter of 2020.
On February 23, 2018, we entered into a lease agreement with Fannie Mae to lease approximately 850,000 net rentable square feet of Class A office space at our Reston Gateway development project located in Reston, Virginia. The initial phase of the project will consist of two Class A office buildings aggregating approximately 1.1 million net rentable square feet. On August 31, 2018, we commenced development of the project.
On June 7, 2018, we completed and fully placed in-service our Signature at Reston development project comprised of 508 apartment units and retail space aggregating approximately 518,000 square feet located in Reston, Virginia. This project was partially placed in-service on January 31, 2018.
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
On September 1, 2018, we completed and fully placed in-service our Proto Kendall Square development project comprised of 280 apartment units and retail space aggregating approximately 167,000 square feet located in Cambridge, Massachusetts. This project was partially placed in-service on June 20, 2018.

On November 9, 2018, we completed and fully placed in-service 191 Spring Street, a Class A office redevelopment project with approximately 171,000 square feet located in Lexington, Massachusetts. This property is 100% leased.
On December 1, 2018, a consolidated entity in which we have a 95% interest completed and fully placed in-service Salesforce Tower, a Class A office project with approximately 1,421,000 net rentable square feet located in San Francisco, California (See Notes 10 and 19 to the Consolidated Financial Statements). Including leases with future commencement dates, this property is 100% leased.
Ground Lease Arrangement
On November 29, 2018, we executed a 65-year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California, which will support approximately 1.1 million square feet of commercial office space. The ground lease provides us with the right to purchase the land during a 12-month period commencing in the 13th month following the rent commencement date at a purchase price of approximately $134.8 million. We made a deposit totaling $15.0 million, which deposit may only be credited against the purchase price of the land. Our option to purchase the land is considered a bargain purchase option and as a result, we have concluded that the lease should be accounted for as a capital lease. At the inception of the ground lease only a portion of the land was available for lease from the lessor (See Note 19 to the Consolidated Financial Statements). As a result, we recorded an approximately $12.4 million capital lease asset and liability, which is reflected within Real Estate (Land Held for Future Development) and Other Liabilities on our Consolidated Balance Sheets, reflecting the portion of the land available for lease from the lessor under the ground lease. Capital lease assets and liabilities are accounted for at the lower of fair market value or the present value of future minimum lease payments. The capital lease is for land only. Therefore, we will not depreciate the capital lease asset because land is assumed to have an indefinite life.
Unsecured Debt Transactions
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its delayed draw term loan facility ("Delayed Draw Facility"). The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP's December 31, 2018 credit rating and matures on April 24, 2022.
On November 28, 2018, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 4.500% unsecured senior notes due 2028. The notes were priced at 99.641% of the principal amount to yield an effective rate (including financing fees) of approximately 4.628% per annum to maturity. The notes will mature on December 1, 2028, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.1 million after deducting underwriting discounts and transaction expenses.
On December 13, 2018, BPLP completed the redemption of $700.0 million in aggregate principal amount of its 5.875% senior notes due October 15, 2019. The redemption price was approximately $722.6 million. The redemption price included approximately $6.6 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 102.28% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $16.5 million, which amount included the payment of the redemption premium totaling approximately $16.0 million.
Equity Transaction
During the year ended December 31, 2018, BXP acquired an aggregate of 83,136 common units of limited partnership interest, including 48,389 common units issued upon the conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
Investments in Unconsolidated Joint Ventures
On April 19, 2018, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $180.0 million collateralized by its Hub on Causeway - Residential development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions. As of December 31, 2018, approximately $40.5 million has been drawn under the loan.  The Hub on Causeway - Residential is an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.

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
On July 13, 2018, we entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City.  We own a 25% interest in, and are the managing member of the joint venture.  The acquisition includes improvements consisting of excavation work and foundation elements that are currently being constructed on the site. We contributed cash totaling approximately $45.6 million at closing and will contribute approximately $62.2 million in the future for our initial capital contribution, a portion of which will fund the remaining costs to complete the foundation elements to grade for the future office building.  In addition, we provided $80.0 million of mortgage financing to the joint venture that bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as a Related Party Note Receivable on our Consolidated Balance Sheets.
On July 19, 2018, we entered into a joint venture with Canada Pension Plan Investment Board ("CPPIB") to acquire Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a net purchase price of approximately $626.7 million, including $11.5 million of seller funded leasing costs after the effective date of the purchase and sale agreement. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining, including renewal periods. The ground lease provides the joint venture with the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years. CPPIB invested approximately $147.0 million for a 45% ownership interest in the joint venture. We are providing customary operating, property management and leasing services to, and invested approximately $179.7 million, in the joint venture. The acquisition was completed with $300.0 million of financing. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. At closing, the borrower under the loan, which is a subsidiary of the joint venture, entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts. (See Note 5 to the Consolidated Financial Statements).
On July 27, 2018, we entered into a joint venture with our partner at The Hub on Causeway mixed-use development in Boston, Massachusetts to acquire the air rights for the development of an approximately 627,000 net rentable square foot Class A office tower at the site to be known as 100 Causeway Street. In addition, the joint venture entered into a lease agreement with an affiliate of Verizon Communications, Inc., under which Verizon will lease approximately 70% of the office tower for a term of 20 years. With the execution of the lease, the joint venture commenced development of the project. We will serve as the co-development manager for the project. The joint venture partner contributed an air rights parcel and improvements, with a fair value of approximately $41.3 million, for its initial 50% interest in the joint venture. We contributed improvements totaling approximately $3.9 million and will contribute cash totaling approximately $37.4 million for our initial 50% interest.
On November 16, 2018, a joint venture in which we have a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the loan totaled approximately $13.1 million and was scheduled to mature on November 17, 2018. The extended loan has a total commitment amount of approximately $14.3 million, bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2019, with one, one-year extension option, subject to certain conditions. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland (See Note 19 to the Consolidated Financial Statements).
On December 31, 2018, we entered into a distribution agreement with our partner in the joint venture in which we have a 50% interest and that owns Annapolis Junction. Under the agreement, the joint venture distributed its Annapolis Junction Building One property to the partner and the partner assumed the mortgage indebtedness collateralized by the property. We recognized a gain on sale of real estate totaling approximately $8.3 million, which is included within Income from Unconsolidated Joint Ventures in our Consolidated Statements of Operations. Annapolis Junction Building One is an approximately 118,000 net rentable square foot Class A office property.

Stock Option and Incentive Plan
On February 6, 2018, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2018 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2018 MYLTIP has an aggregate value of approximately $13.3 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method (See Note 16 to the Consolidated Financial Statements).
On February 4, 2018, the measurement period for our 2015 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final awards were determined to be 22.0% of target or an aggregate of approximately $3.6 million (after giving effect to voluntary employee separations). As a result, an aggregate of 337,847 2015 MYLTIP Units that had been previously granted were automatically forfeited.
Business and Growth Strategies
Business Strategies
Our primary business objective is to maximize return on investment to provide our investors with the greatest possible total return in all points of the economic cycle. Our strategies to achieve this objective are:

•
to target a few carefully selected geographic markets: Boston, Los Angeles, New York, San Francisco and Washington, DC, and to be one of the leading, if not the leading, developers, owners and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective tenants in various industries and where tenants have demonstrated a preference for high-quality office buildings and other facilities. Additionally, our markets have historically been able to recruit new talent to them and as such created job growth that results in growth in rental rates and occupancy over time. We have explored and may continue to explore for future investment select domestic and international markets that exhibit these same traits;

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

•
to opportunistically acquire assets that increase our market share in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;

•
to explore joint venture opportunities with existing property owners located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital, and/or to explore joint venture opportunities with strategic institutional partners, leveraging our skills as developers, owners and managers of Class A office space and mixed-use complexes;

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

Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth and our balance sheet position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•
our control of sites (including sites under contract or option to acquire) in our markets that could support in excess of 17.1 million additional square feet of new office, retail and residential development;

•	our reputation gained through 49 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions, including government agencies, seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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
Opportunities to execute our external growth strategy fall into three categories:

•
Development in selected submarkets. We believe the selected development of well-positioned office buildings, residential buildings and mixed-use complexes may be justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 49-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

The average lease term of our in-place leases, including leases signed by our unconsolidated joint ventures, was approximately 7.5 years at December 31, 2018, and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2018, leases with respect to approximately 6.0% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2019.

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

•
Re-development of existing assets. We believe the select re-development of assets within our portfolio, where through the ability to increase the building size and/or to increase cash flow and generate appropriate returns on incremental investment after consideration of the asset’s current and future cash flows, may be desirable. This generally occurs in situations in which we are able to increase the building’s size, improve building systems and sustainability features, and/or add tenant amenities, thereby increasing tenant demand, generating acceptable returns on incremental investment and enhancing the long-term value of the property and the company. In the past, we have been particularly successful at gaining local government approval for increased density at several of our assets, providing the opportunity to enhance value at a particular location. Our strong regional relationships and recognized re-development expertise have enabled us to capitalize on unique build-to-suit opportunities. We intend to seek and expect to continue to be presented with such opportunities in the near term allowing us to earn attractive returns on these development opportunities through multiple business cycles.

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

Investments in Real Estate Mortgages
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership. As of December 31, 2018, we had two note receivables outstanding, which aggregated approximately $99.5 million.
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
Dispositions
Our decision to dispose or partially dispose of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue of 1986, as amended, or the Code or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2018, we have no properties that are subject to a tax protection agreement.
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
Policies with Respect to Other Activities
As the sole general partner of BPLP, BXP has the authority to issue additional common and preferred units of limited partnership interest of BPLP. BXP has issued, and may in the future issue, common or preferred units of limited partnership interest to persons who contribute their direct or indirect interests in properties to us in exchange for such common or preferred units. We have not engaged in trading, underwriting or agency distribution or sale of securities of issuers other than BXP and BPLP does not intend to do so. At all times, we intend to make investments in such a manner as to enable BXP to maintain its qualification as a REIT, unless, due to changes in circumstances or to the tax code, the Board of Directors of BXP determines that it is no longer in the best interest of BXP to qualify as a REIT. We may make loans to third parties, including, without limitation, to joint ventures in which we participate or in connection with the disposition of a property. We intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act. Our policies with respect to these and other activities may be reviewed and modified or amended from time to time by the Board of Directors of BXP.
Sustainability
As one of the largest developers, owners and managers of primarily Class A office properties in the United States, we actively work to promote our growth and operations in a sustainable and responsible manner across our five regions. Our sustainability strategy is broadly focused on the economic, social and environmental aspects of our activities, which include the design and construction of our new developments and the operation of our existing buildings. We are focused on creating healthy workspaces and high performance properties while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste and greenhouse gas emissions. To that end, we have publicly adopted long-term energy, emissions, water and waste goals that establish aggressive reduction targets. As a company with a core strategy of long-term ownership, we are committed to charitable giving, volunteerism and public realm investments that make a positive impact on the communities in which we conduct business. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment while mutually benefiting our tenants, investors, employees and the communities in which we operate.
We have been recognized as an industry leader in sustainability. In 2018, BXP ranked among the top 8% of 874 real estate companies in the Global Real Estate Sustainability Benchmark (“GRESB”) assessment. 2018 was the seventh straight year that BXP has ranked in the top quartile of GRESB assessment participants, earning another “Green Star” recognition and the highest GRESB 5-star Rating. In 2014, 2015, 2017 and 2018, BXP was selected by the National Association of Real Estate Investment Trusts (“Nareit”) as a Leader in the Light Award winner. Nareit's annual Leader in the Light Awards honor Nareit member companies that have demonstrated superior and sustained sustainability practices.
In March 2016, the Sustainability Accounting Standards Board (“SASB”) issued the provisional standard, Real Estate Owners, Developers & Investment Trusts Sustainability Accounting Standard. The provisional standards propose sustainability accounting metrics that have been designed for disclosure in mandatory filings, such as the Form 10-K. The recommended energy and water management activity metrics for the real estate industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); percentage of eligible portfolio that is certified ENERGY STAR® (“ENERGY STAR certified”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). Energy and water data is collected from utility bills and submeters. All utility data is checked by a third-party. A licensed professional has verified all ENERGY STAR applications.
The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2017 for which data on occupied and actively managed properties was available.
_______________

(1)
Full 2018 calendar year energy and water data is not available fully checked by a third party until March 31, 2019. 2017 is the most recent year for which complete energy and water data is available and checked by a third party.

(2)
The charts reflect the performance of our occupied and actively managed office building portfolio in Boston, Los Angeles, New York, San Francisco and Washington, DC. Occupied office buildings are buildings with no more than 50% vacancy. Actively managed buildings are buildings where we have operational control of building system performance and investment decisions. At the end of the 2017 calendar year, this included 101 buildings totaling 39.4 million gross square feet.

(3)
Floor area is considered to have complete energy consumption data coverage when energy consumption data (i.e., energy types and amounts consumed) is obtained by us for all types of energy consumed in the relevant floor area during the fiscal year, regardless of when such data was obtained.

(4)	The scope of energy includes energy purchased from sources external to us and our tenants or produced by us or our tenants and energy from all sources, including fuel, gas, electricity and steam.

(5)
Water sources include surface water (including water from wetlands, rivers, lakes and oceans), groundwater, rainwater collected directly and stored by the registrant, wastewater obtained from other entities, municipal water supplies or supply from other water utilities.

(6)	During the 2017 calendar year, 66 buildings representing 61% of our eligible portfolio were ENERGY STAR certified.
We are committed to transparent reporting of environmental, social and governance sustainability indicators. BXP publishes an annual sustainability report that is aligned with the Global Reporting Initiative reporting framework. More detailed sustainability information, including our strategy, key performance indicators, annual like-for-like comparisons, achievements and historical sustainability reports are available on our website at http://www.bostonproperties.com under the heading “Sustainability.” Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
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
In addition, we currently have six residential properties (including two under construction) and may in the future decide to acquire or develop additional residential properties. As an owner, we will also face competition for prospective residents from other operators/owners whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
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

Corporate Governance
BXP is currently governed by an eleven-member Board of Directors. The current members of the Board of Directors of BXP are Kelly A. Ayotte, Bruce W. Duncan, Karen E. Dykstra, Carol B. Einiger, Dr. Jacob A. Frenkel, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Owen D. Thomas, Martin Turchin and David A. Twardock. All directors of BXP stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.
Joel I. Klein currently serves as the Lead Independent Director of BXP's Board of Directors. The Board of Directors of BXP also has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Independent Director	Audit		Compensation		Nominating and Corporate Governance
Kelly A. Ayotte			X		X
Bruce W. Duncan			X		X
Karen E. Dykstra	X
Carol B. Einiger			X	*
Dr. Jacob A. Frenkel					X
Joel I. Klein **
Matthew J. Lustig					X	*
Martin Turchin	X
David A. Twardock	X	*	X

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

Recent Tax Legislation Affecting BXP and BPLP
The following discussion supplements and updates the disclosures under “United States Federal Income Tax Considerations” in the prospectus dated June 2, 2017 contained in our Registration Statement on Form S-3 filed with the SEC on June 2, 2017, as well as the disclosures under “United States Federal Income Tax Considerations” in the prospectus supplement dated June 2, 2017.

Consolidated Appropriations Act
On March 23, 2018, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2018 (the “CAA”), which amended various provisions of the Internal Revenue Code of 1986, as amended, and implicate certain tax-related disclosures contained in the prospectus. As a result, the discussion under “United States Federal Income Tax Considerations-Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock-Taxation of Non-U.S. Stockholders” in the second full paragraph on page 65 and in the first full paragraph on page 66 of each of the three documents listed above, respectively, is replaced with the following paragraphs:
Qualified Shareholders. For periods on or after December 18, 2015, to the extent our stock is held directly (or indirectly through one or more partnerships) by a “qualified shareholder,” it will not be treated as a USRPI. Further, to the extent such treatment applies, any distribution to such shareholder will not be treated as gain recognized from the sale or exchange of a USRPI. For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (with “applicable percentage” generally meaning the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a USRPI will be treated as amounts realized from the disposition of USRPIs. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person who generally holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules. Subject to the exception described above for qualified shareholders having one or more applicable investors, distributions received by qualified shareholders will be taxed as described above at -Dividends as if the distribution is not attributable to the sale of a USRPI. Gain treated as gain from the sale or exchange of our stock (including capital gain dividends and distributions treated as gain from the sale or exchange of our stock under the rules described above at - Dividends) will not be subject to tax unless such gain is treated as effectively connected with the qualified shareholder’s conduct of a U.S. trade or business, in which case the qualified shareholder generally will be subject to a tax at the graduated rates applicable to ordinary income, in the same manner as U.S. stockholders.
Qualified Foreign Pension Funds. For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a non-U.S. stockholder. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. Distributions received by qualified foreign pension funds and their wholly owned non-U.S. subsidiaries will be taxed described above at - Dividends as if the distribution is not attributable to the sale of a USRPI. Gain of a qualified foreign pension fund or its wholly owned on-U.S. subsidiary treated as gain from the sale or exchange of our stock, as well as our capital gain dividends and distributions treated as gain from the sale or exchange of our stock under the rules described above at - Dividends, will not be subject to tax unless such gain is treated as effectively connected with the qualified foreign pension fund’s (or the subsidiary’s, as applicable) conduct of a U.S. trade or business, in which case the qualified foreign pension fund (or wholly owned subsidiary) generally will be subject to a tax at the graduated rates applicable to ordinary income, in the same manner as U.S. stockholders.

Recent FATCA Regulations
On December 18, 2018, the Internal Revenue Service promulgated proposed regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds and thus implicate certain tax-related disclosures contained in the prospectus and the prospectus supplement. While these regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed regulations (subject to certain limited exceptions) As a result, the discussion under “United States Federal Income Tax Considerations-Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock-Taxation of Non-U.S. Stockholders-Withholding on Certain Foreign Accounts and Entities” the prospectus and the prospectus supplement (found on page 66 of each) is replaced with the following:
Withholding on Certain Foreign Accounts and Entities. The Foreign Account Tax Compliance Act, or FATCA, imposes withholding taxes on “withholdable payments” (as defined below) made to “foreign financial institutions” and certain other non-U.S. entities unless (1) the foreign financial institution undertakes certain diligence and reporting obligations or (2) the foreign non-financial entity either certifies it does not have any substantial United States owners or furnishes identifying information regarding each substantial United States owner. “Withholdable payment” generally means any payment of interest, dividends, and certain other types of generally passive income if such payment is from sources within the United States. If the payee is a foreign financial institution, it must enter into an agreement with the United States Treasury requiring, among other things, that it undertakes to identify accounts held by certain United States persons or United States-owned foreign entities, annually report certain information about such accounts, and withhold 30% on payments to account holders whose actions prevent them from complying with these reporting and other requirements. Investors in jurisdictions that have entered into “intergovernmental agreements” may, in lieu of the foregoing requirements, be required to report such information to their home jurisdictions. Prospective investors should consult their tax advisors regarding this legislation.
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
Our actual costs to develop properties may exceed our budgeted costs.
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
We face significant competition from developers, owners and managers of office and residential properties and other commercial real estate, including sublease space available from our tenants. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower rates than the space in our properties.
We face potential difficulties or delays renewing leases or re-leasing space.
We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, including the costs of additional federal, state or local tax burdens, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-let the space or there could be a substantial delay in re-letting the space. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our securityholders could be adversely affected.

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
We face the risk that third parties will not be able to service or repay loans we make to them.
From time to time, we have loaned and in the future may loan funds to (1) a third-party buyer to facilitate the sale of an asset by us to such third party, or (2) a third party in connection with the formation of a joint venture to acquire and/or develop a property. Making these loans subjects us to the following risks, each of which could have a material adverse effect on our cash flow, results of operations and/or financial condition:

•	the third party may be unable to make full and timely payments of interest and principal on the loan when due;

•
if the third-party buyer to whom we provide seller financing and utilizes the assets as collateral does not manage the property well, or the property otherwise fails to meet financial projections, performs poorly or declines in value, then the buyer may not have the funds or ability to raise new debt with which to make required payments of interest and principal to us;

•
if we loan funds to a joint venture, and the joint venture is unable to make required payments of interest or principal, or both, or there are disagreements with respect to the repayment of the loan or other matters, then we could have a resulting dispute with our partner(s), and such a dispute could harm our relationship(s) with our partner(s) and cause delays in developing or selling the property or the failure to properly manage the property; and

•
if we loan funds to a joint venture and the joint venture is unable to make required payments of interest and principal, or both, then we may exercise remedies available to us in the joint venture agreement that could allow us to increase our ownership interest or our control over major decisions, or both, which could result in an unconsolidated joint venture becoming consolidated with our financial statement; doing so could require us to reallocate the purchase price among the various asset and liability components and this could result in material changes to our reported results of operations and financial condition.

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
We have had and may have in the future agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.  As of December 31, 2018, we had no tax protection or debt allocation agreement requirements that may restrict our ability to repay or finance debt.

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
Our business may be affected by market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic conditions. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

•
the financial condition of our tenants, many of which are media and technology, financial, government, legal and other professional firms, may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;

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
As of February 22, 2019, we had approximately $550 million of outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, and we may incur more indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
As of February 22, 2019, our Consolidated Debt was approximately $11.1 billion (excluding unconsolidated joint venture debt).
The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars and shares / units in thousands):

	February 22, 2019
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,509	154,509	$20,962,236
Common Operating Partnership Units	18,041	18,041	2,447,622	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity (A)		172,550	$23,609,858

Consolidated Debt (B)			$11,054,428

Consolidated Market Capitalization (A + B)			$34,664,286
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			31.89%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which have been valued at the liquidation preference of $2,500 per share, values based on the closing price per share of BXP’s Common Stock on February 22, 2019 of $135.67.

(2)
Includes 1,197,012 LTIP Units (including 118,067 2012 OPP Units, 68,659 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 28,724 2015 MYLTIP Units and 105,980 2016 MYLTIP Units), but excludes an aggregate of 951,850 MYLTIP Units granted between 2017 and 2019.

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
In appropriate circumstances, we intend to develop, acquire and recapitalize properties in joint ventures with other persons or entities. We currently have joint ventures that are and are not consolidated within our financial statements. Our participation in joint ventures subjects us to risks, including but not limited to, the following risks that:

•
we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop, finance or operate a property and could lead to the sale of either parties' ownership interest or the property;

•	some of our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;

•	our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;

•	our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties or the commencement of development activities;

•	our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;

•	our joint venture partners may have competing interests in our markets that could create conflicts of interest;

•	our joint ventures may be unable to repay any amounts that we may loan to them; and

•	our joint venture agreements may contain provisions limiting the liquidity of our interest for sale or sale of the entire asset.
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
Also, BPLP has had and may have in the future agreements providing prior owners of properties with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that BPLP may otherwise desire to take to repay or refinance guaranteed indebtedness because BPLP would be required to make payments to the beneficiaries of such agreements if it violates these agreements.
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
As of December 31, 2018, the U.S. Government was our largest tenant by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a Federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the federal Government and bar us from entering into future leases and other contracts with the federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
Some potential losses are not covered by insurance.
Our property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2018, the program trigger was $160 million and the coinsurance was 18%, however, both will increase in subsequent years pursuant to TRIA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2020, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance.

We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, we currently carry earthquake insurance which covers our San Francisco and Los Angeles regions with a $240 million per occurrence limit and a $240 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.
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
Litigation could have a material adverse effect.
From time to time, we are involved in legal proceedings and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our vendors, contractors, tenants or other contractual parties in which such parties have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses and/or added as an additional insured under certain insurance policies. An unfavorable resolution of any legal proceeding or other claim could have a material adverse effect on our financial condition or results from operations. Regardless of its outcome, legal proceedings and other claims may result in substantial costs and expenses and significantly divert the attention of our management. With respect to any legal proceeding or other claim, there can be no assurance that we will be able to prevail, or achieve a favorable settlement or outcome, or that our insurance or the insurance and/or any contractual indemnities of our vendors, contractors, tenants or other contractual parties will be enough to cover all of our defense costs or any resulting liabilities.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
At December 31, 2018, we owned or had interests in 197 commercial real estate properties, aggregating approximately 51.6 million net rentable square feet of primarily Class A office properties, including 11 properties under construction/redevelopment totaling approximately 5.3 million net rentable square feet. Our properties consisted of (1) 178 office properties (including nine properties under construction/redevelopment), (2) twelve retail properties, (3) six residential properties (including two under construction) and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2018, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Leased as of December 31, 2018 (1)	Number of Buildings	Net Rentable Square Feet
Office
767 Fifth Avenue (the General Motors Building) (60% ownership)	New York, NY	90.2%	1	1,853,995
200 Clarendon Street	Boston, MA	98.2%	1	1,763,530
399 Park Avenue	New York, NY	73.3%	1	1,573,999
601 Lexington Avenue (55% ownership) (2)	New York, NY	99.3%	1	1,435,543
Salesforce Tower (95% ownership)	San Francisco, CA	69.9%	1	1,420,682
Times Square Tower (55% ownership)	New York, NY	98.8%	1	1,247,805
100 Federal Street (55% ownership)	Boston, MA	98.2%	1	1,238,184
800 Boylston Street - The Prudential Center	Boston, MA	97.8%	1	1,235,538
Colorado Center (50% ownership) (3)	Santa Monica, CA	99.3%	6	1,117,647
Santa Monica Business Park (55% ownership) (3)	Santa Monica, CA	94.5%	14	1,103,882
599 Lexington Avenue	New York, NY	98.9%	1	1,062,481
Bay Colony Corporate Center	Waltham, MA	93.4%	4	1,000,449
250 West 55th Street	New York, NY	97.2%	1	967,323
Embarcadero Center Four	San Francisco, CA	87.6%	1	939,760
111 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	860,455
Embarcadero Center One	San Francisco, CA	83.5%	1	830,248
Atlantic Wharf Office (55% ownership)	Boston, MA	100.0%	1	793,827
Embarcadero Center Two	San Francisco, CA	98.3%	1	791,294
Embarcadero Center Three	San Francisco, CA	96.8%	1	781,900
Capital Gallery	Washington, DC	100.0%	1	631,029
South of Market	Reston, VA	80.5%	3	623,666
Metropolitan Square (20% ownership) (3)	Washington, DC	83.6%	1	613,425
Mountain View Research Park	Mountain View, CA	95.5%	15	542,289
901 New York Avenue (25% ownership) (3)	Washington, DC	90.9%	1	539,435
Reservoir Place	Waltham, MA	92.7%	1	526,985
680 Folsom Street	San Francisco, CA	100.0%	2	524,793
101 Huntington Avenue - The Prudential Center	Boston, MA	94.3%	1	506,476
601 and 651 Gateway	South San Francisco, CA	94.5%	2	506,279
Fountain Square	Reston, VA	90.6%	2	497,259
601 Massachusetts Avenue	Washington, DC	98.4%	1	478,818

Properties	Location	% Leased as of December 31, 2018 (1)	Number of Buildings	Net Rentable Square Feet
2200 Pennsylvania Avenue	Washington, DC	100.0%	1	458,831
One Freedom Square	Reston, VA	96.8%	1	432,585
Two Freedom Square	Reston, VA	98.7%	1	421,757
Market Square North (50% ownership) (3)	Washington, DC	82.5%	1	415,499
One Tower Center	East Brunswick, NJ	36.1%	1	412,060
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	96.9%	2	366,990
888 Boylston Street - The Prudential Center	Boston, MA	95.1%	1	363,320
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	98.1%	1	355,592
One Reston Overlook	Reston, VA	100.0%	1	319,519
535 Mission Street	San Francisco, CA	100.0%	1	307,235
Waltham Weston Corporate Center	Waltham, MA	89.8%	1	301,667
Wisconsin Place Office	Chevy Chase, MD	99.0%	1	299,186
230 CityPoint	Waltham, MA	93.5%	1	296,306
540 Madison Avenue (60% ownership) (3)	New York, NY	82.3%	1	283,727
355 Main Street	Cambridge, MA	100.0%	1	265,342
Reston Corporate Center	Reston, VA	100.0%	2	261,046
611 Gateway	South San Francisco, CA	50.4%	1	260,197
Democracy Tower	Reston, VA	100.0%	1	259,441
New Dominion Technology Park - Building Two	Herndon, VA	100.0%	1	257,400
200 West Street	Waltham, MA	79.7%	1	256,245
1330 Connecticut Avenue	Washington, DC	87.2%	1	251,874
10 CityPoint	Waltham, MA	98.1%	1	241,199
New Dominion Technology Park - Building One	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (3)	Washington, DC	100.0%	1	230,860
90 Broadway	Cambridge, MA	96.6%	1	223,771
3625-3635 Peterson Way (4)	Santa Clara, CA	100.0%	1	218,366
255 Main Street	Cambridge, MA	92.4%	1	216,023
77 CityPoint	Waltham, MA	100.0%	1	209,707
Sumner Square	Washington, DC	97.6%	1	208,892
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street	Cambridge, MA	100.0%	1	195,191
North First Business Park (4)	San Jose, CA	90.6%	5	190,636
2600 Tower Oaks Boulevard (5)	Rockville, MD	52.6%	1	179,421
150 Broadway	Cambridge, MA	100.0%	1	177,226
191 Spring Street	Lexington, MA	100.0%	1	170,997
Lexington Office Park	Lexington, MA	77.3%	2	166,775
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	100.0%	1	159,468
Kingstowne Two	Alexandria, VA	63.4%	1	156,089
105 Broadway	Cambridge, MA	100.0%	1	152,664

Properties	Location	% Leased as of December 31, 2018 (1)	Number of Buildings	Net Rentable Square Feet
212 Carnegie Center	Princeton, NJ	65.5%	1	151,547
Kingstowne One	Alexandria, VA	86.4%	1	151,483
214 Carnegie Center	Princeton, NJ	49.1%	1	148,942
2440 West El Camino Real	Mountain View, CA	100.0%	1	141,392
506 Carnegie Center	Princeton, NJ	32.3%	1	140,312
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	85.2%	1	134,381
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
Annapolis Junction Building Seven (50% ownership) (3)	Annapolis, MD	100.0%	1	127,229
Annapolis Junction Building Eight (50% ownership) (3)	Annapolis, MD	—%	1	125,685
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
101 Carnegie Center	Princeton, NJ	100.0%	1	121,620
502 Carnegie Center	Princeton, NJ	94.8%	1	121,460
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction Building Six (50% ownership) (3)	Annapolis, MD	75.2%	1	119,339
325 Main Street	Cambridge, MA	100.0%	1	115,361
1265 Main Street (50% ownership) (3)	Waltham, MA	100.0%	1	114,969
7601 Boston Boulevard	Springfield, VA	100.0%	1	114,028
201 Spring Street	Lexington, MA	100.0%	1	106,300
7435 Boston Boulevard	Springfield, VA	83.4%	1	103,557
104 Carnegie Center	Princeton, NJ	27.0%	1	102,830
103 Carnegie Center	Princeton, NJ	69.9%	1	96,332
8000 Grainger Court	Springfield, VA	—%	1	88,775
33 Hayden Avenue	Lexington, MA	100.0%	1	80,872
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield VA	100.0%	1	75,756
Reservoir Place North	Waltham, MA	—%	1	73,258
105 Carnegie Center	Princeton, NJ	56.3%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
250 Binney Street	Cambridge, MA	100.0%	1	67,362
302 Carnegie Center	Princeton, NJ	96.1%	1	64,926
164 Lexington Road	Billerica, MA	—%	1	64,140
195 West Street	Waltham, MA	100.0%	1	63,500
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
7451 Boston Boulevard	Springfield, VA	67.4%	1	45,615
7300 Boston Boulevard	Springfield, VA	100.0%	1	32,000
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
17 Hartwell Avenue	Lexington, MA	100.0%	1	30,000
453 Ravendale Drive	Mountain View, CA	100.0%	1	29,620

Properties	Location	% Leased as of December 31, 2018 (1)		Number of Buildings	Net Rentable Square Feet
7375 Boston Boulevard	Springfield, VA	100.0%		1	26,865
690 Folsom Street	San Francisco, CA	100.0%		1	26,080
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500
Subtotal for Office Properties		91.3%		169	43,750,746
Retail
Prudential Center (retail shops)	Boston, MA	96.1%		1	595,334
Fountain Square Retail	Reston, VA	98.0%		1	223,030
Kingstowne Retail	Alexandria, VA	100.0%		1	88,288
Santa Monica Business Park Retail (55% ownership) (3)	Santa Monica, CA	92.3%		7	74,242
Star Market at the Prudential Center	Boston, MA	100.0%		1	57,235
The Point	Waltham, MA	84.7%		1	16,300
Subtotal for Retail Properties		96.6%		12	1,054,429
Residential Properties
Signature at Reston (508 units)	Reston, VA	48.8%	(6)	1	517,783	(7)
The Avant at Reston Town Center (359 units)	Reston, VA	89.4%	(8)	1	355,374	(9)
Proto Kendall Square (280 units)	Cambridge, MA	56.4%	(10)	1	166,717	(11)
The Lofts at Atlantic Wharf (86 units)	Boston, MA	95.3%	(8)	1	87,097	(12)
Subtotal for Residential Properties		65.6%		4	1,126,971
Hotel Property
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	84.6%	(13)	1	334,260	(14)
Subtotal for Hotel Property		84.6%		1	334,260
Subtotal for In-Service Properties		91.4%		186	46,266,406
Properties Under Construction/Redevelopment (15)
Office and Retail
The Hub on Causeway - Podium (50% ownership) (3)	Boston, MA	88.0%		1	385,000
145 Broadway	Cambridge, MA	98.0%		1	485,000
Dock 72 (50% ownership) (3)	Brooklyn, NY	33.0%		1	670,000
17Fifty Presidents Street	Reston, VA	100.0%		1	276,000
20 CityPoint	Waltham, MA	63.0%		1	211,000
100 Causeway Street (50% ownership) (3)	Boston, MA	70.0%		1	627,000
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership) (3)	Bethesda, MD	100.0%		1	740,000
Reston Gateway	Reston, VA	80.0%		2	1,062,000
Redevelopment
One Five Nine East 53rd Street (55% ownership) (16)	New York, NY	90.0%		—	220,000
Residential
The Hub on Causeway - Residential (440 units) (50% ownership) (3)	Boston, MA	N/A		1	320,000
MacArthur Station Residences (402 units) (17)	Oakland, CA	N/A		1	324,000

Properties	Location	% Leased as of December 31, 2018 (1)		Number of Buildings	Net Rentable Square Feet
Subtotal for Properties Under Construction/Redevelopment		78%	(18)	11	5,320,000
Total Portfolio				197	51,586,406
_______________

(1)	Represents signed leases for in-service properties which revenue recognition has commenced in accordance with generally accepted accounting principles in the United States (“GAAP”).

(2)	Excludes the portion that was removed from the in-service portfolio during the third quarter of 2016 as part of a planned redevelopment.

(3)	Property is an unconsolidated joint venture.

(4)	Property is held for redevelopment.

(5)	On January 24, 2019, we completed the sale of this property (See Note 19 to the Consolidated Financial Statements).

(6)
This project was completed and fully placed in-service on June 7, 2018 and is still in its initial lease-up period. Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(7)
Includes 24,542 square feet of retail space which is 100% leased as of December 31, 2018. Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(8)	Note that these amounts are not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(9)
Includes 26,179 square feet of retail space which is 100% leased as of December 31, 2018. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(10)
This project was completed and fully placed in-service on September 1, 2018 and is still in its initial lease-up period. Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(11)
Includes 14,527 square feet of retail space which is 100% leased as of December 31, 2018. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(12)
Includes 9,617 square feet of retail space which is 100% leased as of December 31, 2018. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(13)
Represents the weighted-average room occupancy for the year ended December 31, 2018. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(14)
Includes 4,260 square feet of retail space which is 100% leased as of December 31, 2018. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2018.

(15)	Represents percentage leased as of February 22, 2019, including leases with future commencement dates.

(16)	The low-rise portion of 601 Lexington Avenue.

(17)	This project is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(18)	Excludes residential units.
Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2018	2017	2016	2015	2014
Percentage leased (1)	91.4%	90.7%	90.2%	91.4%	91.7%
Average annualized revenue per square foot (2)	$66.63	$63.66	$62.54	$60.89	$58.97
_______________

(1)	Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.

(2)
Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2018, 2017, 2016, 2015 and 2014 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2018, 2017, 2016, 2015 and 2014 for the succeeding twelve-month period were $0.97, $1.67, $1.18, $0.60, and $1.05, respectively.

Top 20 Tenants by Square Feet
Our 20 largest tenants by square feet as of December 31, 2018 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1.	U.S. Government	1,389,348	(1)	3.23%
2.	Arnold & Porter Kaye Scholer	877,484		2.04%
3.	Kirkland & Ellis	861,214	(2)	2.00%
4.	Biogen	772,212		1.79%
5.	Wellington Management	648,032	(3)	1.51%
6.	Bank of America	608,420	(4)	1.41%
7.	salesforce.com	580,741	(5)	1.35%
8.	Google	550,524		1.28%
9.	Ropes & Gray	539,467		1.25%
10.	Shearman & Sterling	472,144	(6)	1.10%
11.	O’Melveny & Myers	458,399	(7)	1.07%
12.	WeWork	448,294	(8)	1.04%
13.	Weil Gotshal & Manges	413,395	(9)	0.96%
14.	Genentech	392,540		0.91%
15.	Ann Inc. (fka Ann Taylor Corp.)	368,463	(10)	0.86%
16.	Bechtel Corporation	365,606		0.85%
17.	Snap	358,077	(11)	0.83%
18.	Mass Financial Services	336,981		0.78%
19.	Blue Cross Blue Shield	324,050		0.75%
20.	Finnegan Henderson Farabow	321,798	(12)	0.75%
__________________

(1)	Includes 157,029 and 1,980 square feet of space in properties in which we have a 50% and 20% interest, respectively.

(2)	Includes 576,798 and 223,424 square feet of space in properties in which we have a 55% and 20% interest, respectively.

(3)	Includes 637,993 square feet of space in properties in which we have a 55% interest.

(4)	Includes 50,887 and 540,559 square feet of space in properties in which we have a 60% and 55% interest, respectively.

(5)	Includes 580,741 square feet of space in a property in which we have a 95% interest.

(6)	Includes 43,661 square feet of space in a property in which we have a 50% interest.

(7)	Includes 304,619 square feet of space in a property in which we have a 55% interest.

(8)	Includes 76,401 and 161,879 square feet of space in properties in which we have a 95% and 20% interest, respectively.

(9)	Includes 385,248 and 28,147 square feet of space in properties in which we have a 60% and 55% interest, respectively.

(10)	Includes 351,865 square feet of space in a property in which we have a 55% interest.

(11)	Includes 358,077 square feet of space in a property in which we have a 55% interest.

(12)	Includes 251,941 square feet of space in a property in which we have a 25% interest.

Tenant Diversification
Our tenant diversification by square feet as of December 31, 2018 were as follows:

Sector	% of In-Service Portfolio
Media & Technology	29%
Legal Services	19%
Financial Services - all other	14%
Other	13%
Other Professional Services	8%
Financial Services - commercial and investment banking	6%
Retail	6%
Government / Public Administration	5%

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2018 (5)	85,959	$14,144,762	$164.55	$14,144,762	$164.55	0.19%
2019	2,592,707	137,259,806	52.94	138,310,784	53.35	5.78%
2020	3,946,894	234,577,309	59.43	242,708,896	61.49	8.79%
2021	3,542,532	212,591,474	60.01	220,729,635	62.31	7.89%
2022	4,066,621	261,208,582	64.23	269,271,116	66.21	9.06%
2023	2,255,750	141,070,158	62.54	152,977,171	67.82	5.03%
2024	3,617,153	219,695,550	60.74	239,256,924	66.15	8.06%
2025	2,804,390	171,282,622	61.08	191,383,737	68.24	6.25%
2026	3,221,596	241,309,622	74.90	270,972,698	84.11	7.18%
2027	1,861,920	127,425,562	68.44	147,493,704	79.22	4.15%
Thereafter	12,725,917	943,306,135	74.12	1,221,121,708	95.96	28.35%
 _______________

(1)	Includes 100% of unconsolidated joint venture properties. Does not include residential units or the hotel.

(2)
Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement tenant expires.

(3)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2018 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(4)
Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2018 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(5)	Represents leases that expired on December 31, 2018.

Item 3. Legal Proceedings
We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 22, 2019, BXP had approximately 1,173 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 22, 2019, there were approximately 261 holders of record and 171,353,179 common units outstanding, 154,509,216 of which were held by BXP.
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
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2013 through December 31, 2018, among BXP, Standard & Poor’s (“S&P”) 500 Index, Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the NASDAQ Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2013	2014	2015	2016	2017	2018
Boston Properties, Inc.	$100.00	$135.53	$138.43	$139.40	$147.62	$131.55
S&P 500 Index	$100.00	$113.69	$115.26	$129.05	$157.22	$150.33
Equity REIT Index	$100.00	$128.03	$131.64	$143.00	$155.41	$149.12
Office REIT Index	$100.00	$125.86	$126.22	$142.84	$150.33	$128.54

Boston Properties, Inc.
(a) None.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1, 2018 - October 31, 2018	—		$—	N/A	N/A
November 1, 2018 - November 30, 2018	210	(1)	129.97	N/A	N/A
December 1, 2018 - December 31, 2018	3,666	(1)	118.02	N/A	N/A
Total	3,876		$118.67	N/A	N/A
____________________

(1)	Represents shares of common stock of BXP surrendered by certain employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

Boston Properties Limited Partnership
(a) None.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2018 - October 31, 2018	—		$—	N/A	N/A
November 1, 2018 - November 30, 2018	210	(1)	129.97	N/A	N/A
December 1, 2018 - December 31, 2018	3,666	(1)	118.02	N/A	N/A
Total	3,876		$118.67	N/A	N/A
____________________

(1)
Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by certain employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

Item 6. Selected Financial Data
The following tables set forth selected financial and operating data on a historical basis for each of BXP and BPLP. The following data should be read in conjunction with BXP’s and BPLP’s financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K. Our historical operating results may not be comparable to our future operating results.
Boston Properties, Inc.

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$2,717,076	$2,602,076	$2,550,820	$2,490,821	$2,396,998
Expenses:
Rental operating	979,151	929,977	889,768	872,252	835,290
Hotel operating	33,863	32,059	31,466	32,084	29,236
General and administrative	121,722	113,715	105,229	96,319	98,937
Payroll and related costs from management services contracts	9,590	—	—	—	—
Transaction costs	1,604	668	2,387	1,259	3,140
Depreciation and amortization	645,649	617,547	694,403	639,542	628,573
Total expenses	1,791,579	1,693,966	1,723,253	1,641,456	1,595,176
Other income (expense):
Income from unconsolidated joint ventures	2,222	11,232	8,074	22,770	12,769
Gain on sale of investment in unconsolidated joint venture	—	—	59,370	—	—
Gains on sales of real estate	182,356	7,663	80,606	375,895	168,039
Interest and other income	10,823	5,783	7,230	6,777	8,765
Gains (losses) from investments in securities	(1,865)	3,678	2,273	(653)	1,038
Gains (losses) from early extinguishments of debt	(16,490)	496	(371)	(22,040)	(10,633)
Impairment losses	(11,812)	—	(1,783)	—	—
Losses from interest rate contracts	—	—	(140)	—	—
Interest expense	(378,168)	(374,481)	(412,849)	(432,196)	(455,743)
Net income	712,563	562,481	569,977	799,918	526,057
Net income attributable to noncontrolling interests	(129,716)	(100,042)	(57,192)	(216,812)	(82,446)
Net income attributable to Boston Properties, Inc.	582,847	462,439	512,785	583,106	443,611
Preferred dividends	(10,500)	(10,500)	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties, Inc. common shareholders	$572,347	$451,939	$502,285	$572,606	$433,111
Basic earnings per common share attributable to Boston Properties, Inc.:
Net income	$3.71	$2.93	$3.27	$3.73	$2.83
Weighted average number of common shares outstanding	154,427	154,190	153,715	153,471	153,089
Diluted earnings per common share attributable to Boston Properties, Inc.:
Net income	$3.70	$2.93	$3.26	$3.72	$2.83
Weighted average number of common and common equivalent shares outstanding	154,682	154,390	153,977	153,844	153,308

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet information:
Real estate, gross	$21,649,896	$21,096,642	$20,147,263	$19,481,535	$19,236,403
Real estate, net	16,752,119	16,507,008	15,925,028	15,555,641	15,688,744
Cash and cash equivalents	543,359	434,767	356,914	723,718	1,763,079
Total assets (1)	20,256,477	19,372,233	18,851,643	18,351,486	19,852,195
Total indebtedness (1)	11,007,757	10,271,611	9,796,133	9,188,543	10,052,412
Noncontrolling interests	—	—	—	—	105,325
Stockholders’ equity attributable to Boston Properties, Inc.	5,883,171	5,813,957	5,786,295	5,709,435	5,697,298
Equity noncontrolling interests	2,330,797	2,288,499	2,145,629	2,177,492	2,205,638

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations attributable to Boston Properties, Inc. common shareholders (2)	$974,489	$959,412	$927,747	$823,715	$807,506
Dividends declared per share (3)	3.50	3.05	2.70	3.85	7.10
Cash flows provided by operating activities (4)	1,150,245	911,979	1,034,548	817,898	692,120
Cash flows used in investing activities (4)	(1,098,876)	(882,044)	(1,337,347)	(711,980)	(231,571)
Cash flows provided by (used in) financing activities (4)	82,453	55,346	(74,621)	(1,558,810)	(632,487)
Total square feet at end of year (including development projects)	51,586	50,339	47,704	46,495	45,760
In-service percentage leased at end of year	91.4%	90.7%	90.2%	91.4%	91.7%
 _______________

(1)
On January 1, 2016, we adopted ASU 2015-03 and retrospectively applied the guidance to our Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, with the exception of December 31, 2018, 2017 and 2016, were previously included in Total Assets totaling approximately $28.0 million and $34.5 million are now included in Total Indebtedness as of December 31, 2015 and 2014, respectively.

(2)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of Nareit, we calculate Funds from Operations, or “FFO,” for BXP by adjusting net income attributable to Boston Properties, Inc. common shareholders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on BXP’s balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure, but we believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing BXP’s operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. Amount represents BXP’s share, which was 89.83%, 89.82%, 89.70%, 89.68% and 89.81% for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively, after allocation to the noncontrolling interests.

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

(4)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18 and retrospectively applied the guidance to our Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU 2016-15 and ASU 2016-18 required us to include Cash Held in Escrows with Cash and Cash Equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and required us to classify debt prepayment and extinguishment costs as a component of financing activities instead of as a component of operating activities in our Consolidated Statements of Cash Flows resulting in changes to the reported amounts of cash flows provided by (used in) operating, investing and financing activities (See Note 2 to the Consolidated Financial Statements).

Boston Properties Limited Partnership

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$2,717,076	$2,602,076	$2,550,820	$2,490,821	$2,396,998
Expenses:
Rental operating	979,151	929,977	889,768	872,252	835,290
Hotel operating	33,863	32,059	31,466	32,084	29,236
General and administrative	121,722	113,715	105,229	96,319	98,937
Payroll and related costs from management services contracts	9,590	—	—	—	—
Transaction costs	1,604	668	2,387	1,259	3,140
Depreciation and amortization	637,891	609,407	682,776	631,549	620,064
Total expenses	1,783,821	1,685,826	1,711,626	1,633,463	1,586,667
Other income (expense):
Income from unconsolidated joint ventures	2,222	11,232	8,074	22,770	12,769
Gain on sale of investment in unconsolidated joint venture	—	—	59,370	—	—
Gains on sales of real estate	190,716	8,240	82,775	377,093	174,686
Interest and other income	10,823	5,783	7,230	6,777	8,765
Gains (losses) from investments in securities	(1,865)	3,678	2,273	(653)	1,038
Gains (losses) from early extinguishments of debt	(16,490)	496	(371)	(22,040)	(10,633)
Impairment losses	(10,181)	—	(1,783)	—	—
Losses from interest rate contracts	—	—	(140)	—	—
Interest expense	(378,168)	(374,481)	(412,849)	(432,196)	(455,743)
Net income	730,312	571,198	583,773	809,109	541,213
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(62,909)	(47,832)	2,068	(149,855)	(30,561)
Noncontrolling interest-redeemable preferred units	—	—	—	(6)	(1,023)
Net income attributable to Boston Properties Limited Partnership	667,403	523,366	585,841	659,248	509,629
Preferred distributions	(10,500)	(10,500)	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,903	$512,866	$575,341	$648,748	$499,129
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$3.82	$2.99	$3.36	$3.79	$2.93
Weighted average number of common units outstanding	171,912	171,661	171,361	171,139	170,453
Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$3.81	$2.98	$3.35	$3.78	$2.92
Weighted average number of common and common equivalent units outstanding	172,167	171,861	171,623	171,512	170,672

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet information:
Real estate, gross	$21,251,540	$20,685,164	$19,733,872	$19,061,141	$18,814,558
Real estate, net	16,451,065	16,188,205	15,597,508	15,214,325	15,338,237
Cash and cash equivalents	543,359	434,767	356,914	723,718	1,763,079
Total assets (1)	19,955,423	19,053,430	18,524,123	18,010,170	19,501,688
Total indebtedness (1)	11,007,757	10,271,611	9,796,133	9,188,543	10,052,412
Noncontrolling interests	2,000,591	2,292,263	2,262,040	2,286,689	2,415,371
Boston Properties Limited Partnership partners’ capital	4,200,878	3,807,630	3,811,717	3,684,522	3,639,916
Noncontrolling interests in property partnerships	1,711,445	1,683,760	1,530,647	1,574,400	1,602,467

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (2)	$1,084,827	$1,068,119	$1,034,251	$918,543	$899,094
Distributions per common unit (3)	3.50	3.05	2.70	3.85	7.10
Cash flows provided by operating activities (4)	1,150,245	911,979	1,034,548	817,898	692,120
Cash flows used in investing activities (4)	(1,098,876)	(882,044)	(1,337,347)	(711,980)	(231,571)
Cash flows provided by (used in) financing activities (4)	82,453	55,346	(74,621)	(1,558,810)	(632,487)
Total square feet at end of year (including development projects)	51,586	50,339	47,704	46,495	45,760
In-service percentage leased at end of year	91.4%	90.7%	90.2%	91.4%	91.7%
  _______________

(1)
On January 1, 2016, we adopted ASU 2015-03 and retrospectively applied the guidance to our Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, with the exception of December 31, 2018, 2017 and 2016, were previously included in Total Assets totaling approximately $28.0 million and $34.5 million are now included in Total Indebtedness as of December 31, 2015 and 2014, respectively.

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

(4)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18 and retrospectively applied the guidance to our Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU 2016-15 and ASU 2016-18 required us to include Cash Held in Escrows with Cash and Cash Equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and required us to classify debt prepayment and extinguishment costs as a component of financing activities instead of as a component of operating activities in our Consolidated Statements of Cash Flows resulting in changes to the reported amounts of cash flows provided by (used in) operating, investing and financing activities (See Note 2 to the Consolidated Financial Statements).

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
Overview
Boston Properties is one of the largest publicly-traded developers, owners and managers of primarily Class A office properties in the U.S., concentrated in five markets - Boston, Los Angeles, New York, San Francisco and Washington, DC. BXP is a fully integrated real estate company, organized as a real estate investment trust (REIT). BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and our average lease term for our in-place leases, including leases signed by our unconsolidated joint ventures, was approximately 7.5 years as of December 31, 2018. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:

•	our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets;

•	our reputation as a premier developer, owner and manager of primarily Class A office properties;

•	our financial strength and our ability to maintain high building standards;

•	our focus on developing and operating in a sustainable and responsible manner; and

•	our relationships with local brokers.
Outlook
Despite the market volatility in late 2018, job creation, one of the primary factors impacting our markets, remains constructive as the U.S. economy created approximately 695,000 jobs in the fourth quarter of 2018, and the unemployment rate was near a 50-year low at 3.9%. Moreover, we expect the recent deceleration of growth to plateau, as the Federal Reserve projects 2019 GDP growth of approximately 2.3%, which is down from 2018 GDP growth of 3.0%, and for U.S. economic growth to stabilize above 2.0%.
The combination of favorable job growth trends in our particular markets, a stable outlook for U.S. economic growth, and the continued success of our development and leasing efforts leaves us optimistic for our industry generally and our company in particular.
As a result, while the equity markets may experience volatility, our priorities remain constant. As a leading developer, owner and manager of marquee Class A office properties in the U.S., we continue to focus on the following:

•	ensuring tenant satisfaction;

•	leasing available space in our in-service and development properties, as well as proactively focusing on sizable future lease expirations;

•	completing the construction of our development properties;

•	continuing and completing the redevelopment and repositioning of several key properties to increase future revenue and asset values over the long-term;

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
The overall occupancy of our in-service properties was 91.4% at December 31, 2018, an increase of 30 basis points from 91.1% at September 30, 2018. During the fourth quarter, we signed leases across our portfolio totaling approximately 1.8 million square feet, and we commenced revenue recognition on approximately 1.3 million square feet of leases in second generation space. Of these second generation leases, approximately 880,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 11.3% over the prior lease.
Our investment strategy remains unchanged. We will continue to invest primarily in higher-yielding new development opportunities with significant pre-leasing commitments. Other than possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy, development remains our core strategy and focus in this current economic environment.
In 2018, we completed and fully placed in-service approximately 2.3 million net rentable square feet of new developments/redevelopment, which included the 1.4 million square foot Salesforce Tower. Approximately 100% of the commercial space in these properties, including leases with future commencement dates, are leased as of December 31, 2018.
As of December 31, 2018, our construction/redevelopment pipeline consisted of 11 projects that, when completed, we expect will total approximately 5.3 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.7 billion, of which approximately $1.6 billion of equity remains to be invested as of December 31, 2018. As of February 22, 2019, approximately 78% of the commercial space in these development projects is pre-leased.
We have additional 2019 projected development starts totaling approximately 869,000 square feet, including an approximately 400,000 square foot Class A office building in Cambridge, Massachusetts, where we have secured pre-leasing for 100% of the office space, and an approximately 469,000 square foot Class A office building in Washington, DC that is 66% pre-leased.
We continue to focus on developments and investments in markets which we believe have the strongest economic growth opportunities and the potential to deliver strong returns over time. Consistent with this strategy, in the fourth quarter of 2018, we entered into a ground lease (with a future purchase option) to develop a site branded as Platform 16, an urban campus in downtown San Jose, California, that could support the development of approximately 1.1 million square feet of commercial office space near Diridon Station, which is becoming one of the region’s most prominent office locations for technology firms as well as consulting and financial organizations.
While we continue to focus on our strategy of developing and acquiring assets to perpetuate our long-term growth, we also continually review our portfolio to identify properties as potential sales candidates because they may no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. For example, during the fourth quarter of 2018, we completed the sale of 6595 Springfield Center Drive (TSA Headquarters), a 634,000 square foot development project in Springfield, Virginia, for a sale price of approximately $98.1 million, consisting of the land and project costs incurred through the closing date. We also completed the sale of 1333 New Hampshire Avenue, an approximately 315,000 square foot Class A office property in Washington, DC for net cash proceeds of approximately $133.7 million.
In 2018, we disposed of approximately $492 million of non-core assets. We expect to sell a modest number of non-core assets in 2019, subject to market conditions.
During the fourth quarter of 2018, we reduced our overall borrowing costs and extended our debt maturities with the completion of a $1.0 billion green bond offering of 4.500% unsecured senior notes maturing in 2028. We allocated an amount equal to the net proceeds of the offering to the financing and refinancing of completed and future eligible green projects. The net proceeds were initially used to repay outstanding debt, including the redemption of the $700.0 million of 5.875% unsecured senior notes that were scheduled to mature in October 2019 and to repay borrowings under BPLP's revolving line of credit (“Revolving Facility”). Excluding our unconsolidated joint venture assets, we have no debt maturing in 2019.
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
A brief overview of each of our markets follows.
Boston
The leasing market in the greater Boston region remains active and strong. The Boston central business district (“CBD”) sub-market continues to be driven by demand from traditional financial and professional services tenants, a strong flow of new and expanding technology and life science companies, and an ongoing trend of urbanization. During the fourth quarter of 2018, we completed lease transactions totaling more than 280,000 square feet in the Boston region.
Our approximately 1.6 million square foot in-service office portfolio in Cambridge is dominated by large users, is approximately 99% leased and continues to generate strong rental rates. We are also actively working to meet tenant demand through increasing density and redevelopment. For example, we have signed a lease with Google, subject to certain conditions, to expand within Kendall Center, and have plans to replace an existing 115,000 net rentable square foot building with an approximately 400,000 net rentable square foot, modern Class A office building with construction expected to commence in 2019.
In the suburban Waltham/Lexington sub-market, we continue to experience significant demand within our existing tenant base and from other tenants in the market, particularly from technology and life science companies, seeking space to accommodate their expanding workforces. The primary challenge we have in our Boston portfolio is the lack of available space to meet tenant demand. As a result, we are focused on future expirations. Rents in Boston, Cambridge and the suburban Waltham/Lexington market had strong increases in 2018.
Los Angeles
The market in Los Angeles (“LA”), particularly in West LA, remains strong. Our Colorado Center complex, which we own 50% of, is approximately 99% leased. Our approach to property management, leasing and commitment to invest capital has transformed this asset, which was 66% leased when we acquired it in July 2016, into a top-tier property in the marketplace.
In 2018, we expanded our footprint in the Santa Monica sub-market through our acquisition of the 21-building Santa Monica Business Park through a joint venture in which we own 55%. Santa Monica Business Park (office and retail combined) is approximately 94% leased. We believe this acquisition provides us with ample opportunity for future growth, as a majority of the current leases are at below-market rents.
We will continue to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.
New York
During the fourth quarter of 2018, we completed leases totaling approximately 1.0 million square feet. Most notably, we completed several leases at our 399 Park Avenue property, including an approximately 300,000 square foot lease with a large financial institution. Including this and other recent leases, 399 Park Avenue is approximately 93% leased, including leases with future commencement dates, surpassing our revenue goals for 2019 and 2020.
The New York region experienced strong leasing trends in 2018.  While rental growth rates remain muted due to increased supply, leasing activity remains strong due to ongoing demand for high quality office space, particularly in midtown Manhattan.  As a result, we experienced strong leasing activity at our 399 Park Avenue property, where we completed more than 525,000 square feet of leases during the year, and general rent stability throughout the region.  For 2019, we expect modest rent growth in most submarkets and stable tenant improvement allowances in our New York region.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the U.S. with market absorption at historical highs. With no new uncommitted development projects anticipated through 2021 in the San Francisco CBD, combined with low vacancy and few available large blocks of sublease space, tenants have few options, which has created a supply and demand imbalance. We expect these fundamentals to continue. During the fourth quarter of 2018, we completed approximately 330,000 square feet of leasing in San Francisco and commenced revenue recognition on approximately 170,000 square feet of leases in second generation space. Of these second-generation leases, approximately 55,000 square feet had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of 28% over the prior leases. In addition, we have commitments or are in active negotiations on the remaining three full-floors of available space at our Embarcadero Center property.
Most importantly, during the fourth quarter of 2018, we fully placed in-service Salesforce Tower, our 61-story new development. This property is 100% leased, including leases with future commencement dates, with occupancy and revenues expected to continue to ramp up through the third quarter of 2019.
Outside of San Francisco, the San Jose market has seen an increase in demand, particularly from tenants in the technology sector who seek large-scale sites that are in close proximity to public transportation. As a result, during the fourth quarter 2018, we entered into a ground lease (with a future purchase option), which will enable us to develop a site branded as Platform 16. Platform 16 is a 5.6-acre site that is located within walking distance of the Diridon Station, San Jose’s intermodal transportation hub, and adjacent to Google’s planned eight million square foot transit village. We expect to begin demolition and site improvements in 2019 and are pursuing tenant discussions for pre-leasing to begin development.

Washington, DC
Market conditions in the Washington, DC CBD have not changed in any meaningful way over the past few quarters. In the Washington, DC region, our focus remains on (1) matching development sites with tenants to begin development with significant pre-leasing commitments, (2) expanding our development potential in Reston, Virginia and (3) divesting of non-core assets. Our fourth quarter of 2018 activity reflects this focus.
During the fourth quarter of 2018, we completed three asset sales for an aggregate gross sale price of approximately $286.1 million. The sales consisted of (1) 1333 New Hampshire Avenue, an approximately 315,000 square foot office building, (2) a 41-acre parcel of land located in Rockville, Maryland and (3) 6595 Springfield Center Drive (TSA Headquarters), an approximately 634,000 square foot development project in Springfield, Virginia consisting of the land and project costs incurred through the closing date.
Leasing activity remains very competitive primarily because there has been an increase in supply without a corresponding increase in demand.
Conversely, we continue to see strong tenant demand in our Reston, Virginia portfolio. In Reston, we continued development of Reston Gateway, our mixed-use development project, which will consist of an aggregate of approximately 4.5 million net rentable square feet. The initial phase is approximately 1.1 million net rentable square feet of which approximately 80% is pre-leased to Fannie Mae. Our Reston, Virginia in-service portfolio was 94% leased at December 31, 2018 and continues to be the strongest submarket in the region.
Leasing Statistics
The table below details the leases that commenced during the three and twelve months ended December 31, 2018:

	Three Months Ended December 31, 2018	Twelve Months Ended December 31, 2018
	Total Square Feet
Vacant space available at the beginning of the period	3,884,161	4,039,528
Property dispositions/properties taken out of service	(114,243)	(223,520)
Vacant space in properties acquired	—	56,554
Properties placed (and partially placed) in-service	845,684	1,473,779
Leases expiring or terminated during the period	1,000,448	3,922,994
Total space available for lease	5,616,050	9,269,335
1st generation leases	432,125	1,103,039
2nd generation leases with new tenants	784,255	2,409,250
2nd generation lease renewals	539,773	1,897,149
Total space leased (1)	1,756,153	5,409,438
Vacant space available for lease at the end of the period	3,859,897	3,859,897

Leases executed during the period, in square feet (2)	1,818,368	7,191,362

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,324,028	4,306,399
Weighted Average Lease Term	101 Months	97 Months
Weighted Average Free Rent Period	95 Days	97 Days
Total Transaction Costs Per Square Foot (4)	$58.14	$67.49
Increase in Gross Rents (5)	7.10%	6.31%
Increase in Net Rents (6)	11.27%	9.47%
 __________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance to GAAP during the three and twelve months ended December 31, 2018.

(2)
Represents leases executed during the three and twelve months ended December 31, 2018 for which we either (a) commenced rental revenue recognition in such period or (b) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and twelve months ended December 31, 2018 is 159,600 and 1,093,842, respectively.

(3)
Second generation leases are defined as leases for space that had previously been under lease by us. Of the 1,324,028 and 4,306,399 square feet of second generation leases that commenced during the three and twelve months ended December 31, 2018, respectively, 1,164,428 and 3,287,255 square feet were signed in prior periods for the three and twelve months ended December 31, 2018, respectively.

(4)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 879,438 and 2,990,009 square feet of second generation leases that had been occupied within the prior 12 months for the three and twelve months ended December 31, 2018, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 879,438 and 2,990,009 square feet of second generation leases that had been occupied within the prior 12 months for the three and twelve months ended December 31, 2018, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

For descriptions of significant transactions that we completed during 2018, see “Item 1. Business—Transactions During 2018.”
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
Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. We capitalize acquisition costs that we incur to effect an asset acquisition and expense acquisition costs that we incur to effect a business combination, including legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of the project that benefited from the investment. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. Our capitalization policy on development properties follows the guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate-General.” The costs of land and buildings under development include specifically identifiable costs.
Capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We begin the capitalization of costs during the pre-construction period, which we define as activities that are necessary for the development of the property. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalize only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended.

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
To the extent that we contribute assets to a joint venture, our investment in the joint venture is recorded at our cost basis in the assets that were contributed to the joint venture. To the extent that our cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in our share of equity in net income of the joint venture. In accordance with the provisions of ASC 610-20 “Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASC 610-20”), we will recognize a full gain on both the retained and sold portions of real estate contributed or sold to a joint venture by recognizing our new equity method investment interest at fair value.
The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 5 to the Consolidated Financial Statements.
Revenue Recognition
In general, we commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. We recognize acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.
For the year ended December 31, 2018, the impact of the net adjustments of rents from “above-” and “below-market” leases increased rental revenue by approximately $23.8 million. For the year ended December 31, 2018, the impact of the straight-line rent adjustment increased rental revenue by approximately $51.9 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 to the Consolidated Financial Statements.
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
If our estimates of collectability differ from the cash received, the timing and amount of our reported revenue could be impacted. The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 7.5 years as of December 31, 2018. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. We recognize these reimbursements on a gross basis, as we obtain control of the goods and services before they are transferred to the tenant. We also receive reimbursements of payroll and payroll related costs from third parties that we reflect on a gross basis.
Our parking revenue is derived primarily from monthly and transient daily parking. In addition, we have certain lease arrangements for parking accounted for under the guidance in ASC 840 “Leases” (“ASC 840”). The monthly and transient daily parking revenue falls within the scope of ASC 606 “Revenue from Contracts with

Customers” (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied (see New Accounting Pronouncements Adopted “Revenue from Contracts with Customers” within Note 2 to the Consolidated Financial Statements).
Our hotel revenue is derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenue is recognized as the hotel rooms are occupied and the services are rendered to the hotel customers (see New Accounting Pronouncements Adopted “Revenue from Contracts with Customers” within Note 2 to the Consolidated Financial Statements).
We earn management and development fees. Development and management services revenue is earned from unconsolidated joint venture entities and third-party property owners. We determined that the performance obligations associated with our development services contracts are satisfied over time and that we would recognize our development services revenue under the output method evenly over time from the development commencement date through the substantial completion date of the development management services project due to the stand-ready nature of the contracts. Significant judgments impacting the amount and timing of revenue recognized from our development services contracts include estimates of total development project costs from which the fees are typically derived and estimates of the period of time until substantial completion of the development project, the period of time over which the development services are required to be performed. We recognize development fees earned from unconsolidated joint venture projects equal to its cost plus profit to the extent of the third party partners’ ownership interest. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents (see New Accounting Pronouncements Adopted “Revenue from Contracts with Customers” within Note 2 to the Consolidated Financial Statements).
Gains on sales of real estate are recognized pursuant to the provisions included in ASC 610-20. Under ASC 610-20, we must first determine whether the transaction is a sale to a customer or non-customer. We typically sell real estate on a selective basis and not within the ordinary course of our business and therefore expects that our sale transactions will not be contracts with customers. We next determine whether we have a controlling financial interest in the property after the sale, consistent with the consolidation model in ASC 810 "Consolidation" ("ASC 810"). If we determine that we do not have a controlling financial interest in the real estate, we evaluate whether a contract exists under ASC 606 and whether the buyer has obtained control of the asset that was sold. We recognize a full gain on sale of real estate when the derecognition criteria under ASC 610-20 have been met (see New Accounting Pronouncements Adopted “Sales of Real Estate” within Note 2 to the Consolidated Financial Statements).
Depreciation and Amortization
We compute depreciation and amortization on our properties using the straight-line method based on estimated useful asset lives. In accordance with ASC 805 “Business Combinations,” we allocate the acquisition cost of real estate to its components and depreciate or amortize these assets (or liabilities) over their useful lives. The amortization of acquired “above-” and “below-market” leases and acquired in-place leases is recorded as an adjustment to revenue and depreciation and amortization, respectively, in the Consolidated Statements of Operations.
Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, marketable securities, escrows, receivables, accounts payable, accrued expenses and other assets and liabilities are reasonable estimates of their fair values because of the short maturities of these instruments.
We follow the authoritative guidance for fair value measurements when valuing our financial instruments for disclosure purposes. BPLP determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of BPLP’s unsecured senior notes are categorized at a Level 1 basis (as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”)) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in ASC 820) if trading volumes are low. We determine the fair value of our related party note receivable, note receivable and mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on note receivables / mortgage debt based on current market rates for similar securities. In determining the current market rates, we add our estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The inputs used in determining the fair value of our related party note receivable, note receivable, and mortgage notes payable are categorized at a Level 3 basis (as defined in ASC 820) due to the fact that we consider the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit or unsecured term loan, we utilize a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and BPLP's specific credit profile, at which we estimate we could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input.
Derivative Instruments and Hedging Activities
Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. We account for both the effective and ineffective portions of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassify the fair value of the derivative to earnings over the term that the hedged transaction affects earnings and in the same line item as the hedged transaction within the statements of operations (see New Accounting Pronouncements Adopted “Derivatives and Hedging” within Note 2 to the Consolidated Financial Statements).
Income Taxes
Boston Properties Inc.
BXP has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). BXP’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BXP’s consolidated taxable REIT subsidiaries. BXP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BXP has no uncertain tax positions recognized as of December 31, 2018 and 2017.
We own a hotel property that we lease to one of our taxable REIT subsidiary and managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, BXP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.
The net difference between the tax basis and the reported amounts of BXP’s assets and liabilities is approximately $1.9 billion and $1.8 billion as of December 31, 2018 and 2017, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BXP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income (unaudited):

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc.	$582,847	$462,439	$512,785
Straight-line rent and net “above-” and “below-market” rent adjustments	(53,080)	(77,801)	(65,861)
Book/Tax differences from depreciation and amortization	109,756	142,234	235,819
Book/Tax differences from interest expense	(18,190)	(18,136)	(36,223)
Book/Tax differences on gains/(losses) from capital transactions	(26,428)	1,123	(70,880)
Book/Tax differences from stock-based compensation	48,817	37,990	33,463
Tangible Property Regulations	(128,639)	(116,265)	(104,783)
Other book/tax differences, net	56,870	33,411	(6,121)
Taxable income	$571,953	$464,995	$498,199
Boston Properties Limited Partnership
The partners are required to report their respective share of BPLP’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BPLP’s consolidated taxable REIT subsidiaries. BPLP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BPLP has no uncertain tax positions recognized as of December 31, 2018 and 2017.
We own a hotel property that we lease to one of our taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary BPLP is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, BPLP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.
The net difference between the tax basis and the reported amounts of BPLP’s assets and liabilities is approximately $2.8 billion and $2.9 billion as of December 31, 2018 and 2017, respectively, which is primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BPLP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income (unaudited):

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$667,403	$523,366	$585,841
Straight-line rent and net “above-” and “below-market” rent adjustments	(59,199)	(86,773)	(73,604)
Book/Tax differences from depreciation and amortization	109,673	144,436	245,239
Book/Tax differences from interest expense	(20,287)	(20,227)	(40,481)
Book/Tax differences on gains/(losses) from capital transactions	5,762	784	(69,683)
Book/Tax differences from stock-based compensation	54,445	42,371	37,397
Tangible Property Regulations	(143,468)	(129,673)	(117,102)
Other book/tax differences, net	70,003	37,607	(3,387)
Taxable income	$684,332	$511,891	$564,220

Recent Accounting Pronouncements
For a discussion concerning new accounting pronouncements that may have an effect on our Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).
Results of Operations for the Years Ended December 31, 2018 and 2017
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $120.4 million and $144.0 million for the year ended December 31, 2018 compared to 2017, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2018 to the year ended December 31, 2017” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2018 and 2017 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2018	2017	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$572,347	$451,939	$120,408	26.64%
Preferred dividends	10,500	10,500	—	—%
Net Income Attributable to Boston Properties, Inc.	582,847	462,439	120,408	26.04%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	66,807	52,210	14,597	27.96%
Noncontrolling interests in property partnerships	62,909	47,832	15,077	31.52%
Net Income	712,563	562,481	150,082	26.68%
Other Expenses:
Add:
Interest expense	378,168	374,481	3,687	0.98%
Impairment losses	11,812	—	11,812	100.00%
Other Income:
Less:
Gains (losses) from early extinguishments of debt	(16,490)	496	(16,986)	(3,424.60)%
Gains (losses) from investments in securities	(1,865)	3,678	(5,543)	(150.71)%
Interest and other income	10,823	5,783	5,040	87.15%
Gains on sales of real estate	182,356	7,663	174,693	2,279.69%
Income from unconsolidated joint ventures	2,222	11,232	(9,010)	(80.22)%
Other Expenses:
Add:
Depreciation and amortization expense	645,649	617,547	28,102	4.55%
Transaction costs	1,604	668	936	140.12%
Payroll and related costs from management services contracts	9,590	—	9,590	100.00%
General and administrative expense	121,722	113,715	8,007	7.04%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	9,590	—	9,590	100.00%
Development and management services revenue	45,158	34,605	10,553	30.50%
Net Operating Income	$1,649,314	$1,605,435	$43,879	2.73%

Boston Properties Limited Partnership

	Total Property Portfolio
	2018	2017	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$656,903	$512,866	$144,037	28.08%
Preferred distributions	10,500	10,500	—	—%
Net Income Attributable to Boston Properties Limited Partnership	667,403	523,366	144,037	27.52%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	62,909	47,832	15,077	31.52%
Net Income	730,312	571,198	159,114	27.86%
Other Expenses:
Add:
Interest expense	378,168	374,481	3,687	0.98%
Impairment losses	10,181	—	10,181	100.00%
Other Income:
Less:
Gains (losses) from early extinguishments of debt	(16,490)	496	(16,986)	(3,424.60)%
Gains (losses) from investments in securities	(1,865)	3,678	(5,543)	(150.71)%
Interest and other income	10,823	5,783	5,040	87.15%
Gains on sales of real estate	190,716	8,240	182,476	2,214.51%
Income from unconsolidated joint ventures	2,222	11,232	(9,010)	(80.22)%
Other Expenses:
Add:
Depreciation and amortization expense	637,891	609,407	28,484	4.67%
Transaction costs	1,604	668	936	140.12%
Payroll and related costs from management services contracts	9,590	—	9,590	100.00%
General and administrative expense	121,722	113,715	8,007	7.04%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	9,590	—	9,590	100.00%
Development and management services revenue	45,158	34,605	10,553	30.50%
Net Operating Income	$1,649,314	$1,605,435	$43,879	2.73%

At December 31, 2018, 2017 and 2016, we owned or had interests in a portfolio of 197, 179 and 174 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the years ended December 31, 2018, 2017 and 2016 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment losses, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, interest and other income, gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
The gains on sales of real estate, depreciation expense and impairment losses may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate and depreciation expense when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
Comparison of the year ended December 31, 2018 to the year ended December 31, 2017
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 143 properties totaling approximately 38.5 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2017 and owned and in service through December 31, 2018. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2017 or disposed of on or prior to December 31, 2018. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2018 and 2017 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2018	2017	Increase/ (Decrease)	% Change	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$2,479,396	$2,423,282	$56,114	2.32%	$2,720	$1,733	$79,319	$18,186	$3,467	$4,375	$17,552	$34,638	$2,582,454	$2,482,214	$100,240	4.04%
Termination Income	6,246	22,474	(16,228)	(72.21)%	2	6	—	—	5	(1,415)	1,952	1,993	8,205	23,058	(14,853)	(64.42)%
Total Rental Revenue	2,485,642	2,445,756	39,886	1.63%	2,722	1,739	79,319	18,186	3,472	2,960	19,504	36,631	2,590,659	2,505,272	85,387	3.41%
Real Estate Operating Expenses	923,643	888,901	34,742	3.91%	1,299	838	31,912	7,289	1,705	11,387	7,988	15,260	966,547	923,675	42,872	4.64%
Net Operating Income (Loss), Excluding Residential and Hotel	1,561,999	1,556,855	5,144	0.33%	1,423	901	47,407	10,897	1,767	(8,427)	11,516	21,371	1,624,112	1,581,597	42,515	2.69%
Residential Net Operating Income (Loss) (1)	10,121	10,287	(166)	(1.61)%	—	—	(174)	7	—	—	—	—	9,947	10,294	(347)	(3.37)%
Hotel Net Operating Income (1)	15,255	13,544	1,711	12.63%	—	—	—	—	—	—	—	—	15,255	13,544	1,711	12.63%
Consolidated Net Operating Income (Loss) (1)	$1,587,375	$1,580,686	$6,689	0.42%	$1,423	$901	$47,233	$10,904	$1,767	$(8,427)	$11,516	$21,371	$1,649,314	$1,605,435	$43,879	2.73%
_______________

(1)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 64. Residential Net Operating Income for the year ended December 31, 2018 and 2017 are comprised of Residential Revenue of $22,551 and $16,596 less Residential Expenses of $12,604 and $6,302, respectively. Hotel Net Operating Income for the year ended December 31, 2018 and 2017 are comprised of Hotel Revenue of $49,118 and $45,603 less Hotel Expenses of $33,863 and $32,059, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Rental Revenue
Rental revenue from the Same Property Portfolio increased by approximately $56.1 million for the year ended December 31, 2018 compared to 2017. The increase was primarily the result of an increase in revenue from our leases, parking and other income and other recoveries of approximately $54.2 million, $1.8 million and $0.1 million, respectively. Rental revenue from our leases increased by approximately $54.2 million as a result of our average revenue per square foot increasing by approximately $1.42, contributing approximately $45.0 million, and an approximately $9.2 million increase due to our average occupancy increasing from 91.55% to 91.93%.
Termination Income
Termination income decreased by approximately $16.2 million for the year ended December 31, 2018 compared to 2017.
Termination income for the year ended December 31, 2018 resulted from the termination of 30 tenants across the Same Property Portfolio which totaled approximately $6.2 million of which approximately $4.8 million was attributable to the New York Region. In addition, we received the sixth interim distribution from our unsecured creditor's claim against Lehman Brothers, Inc. of approximately $0.3 million (See Note 9 to the Consolidated Financial Statements).
Termination income for the year ended December 31, 2017 resulted from the termination of 30 tenants across the Same Property Portfolio which totaled approximately $22.5 million of which approximately $21.7 million was attributable to the New York Region. The remaining approximately $0.8 million of termination income was primarily related to the Washington, DC region. In addition, we received the fifth interim distribution from our unsecured creditor's claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 9 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $34.7 million, or 3.9%, for the year ended December 31, 2018 compared to 2017, due primarily to increases in real estate taxes and other real estate operating expenses of approximately $21.8 million, or 5.0%, and $12.9 million, or 2.8%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2017 and December 31, 2018. Rental revenue and real estate operating expenses increased by approximately $1.0 million and $0.5 million, respectively, for the year ended December 31, 2018 compared to 2017, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
103 Carnegie Center (1)	May 15, 2017	96,332	$2,722	$1,739	$983	$1,299	$838	$461
		96,332	$2,722	$1,739	$983	$1,299	$838	$461
_______________

(1)	Rental revenue includes termination income of approximately $2,000 and $6,000 for the years ended December 31, 2018 and 2017, respectively.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2017 and December 31, 2018. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $67.0 million and $30.6 million, respectively, for the year ended December 31, 2018 compared to 2017, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
Office
Reservoir Place North	Second Quarter, 2016	Second Quarter, 2017	73,258	$3	$—	$3	$516	$346	$170
888 Boylston Street	Third Quarter, 2016	Third Quarter, 2017	417,320	32,129	17,486	14,643	9,507	6,597	2,910
191 Spring Street	Fourth Quarter, 2017	Fourth Quarter 2018	170,997	4,917	29	4,888	1,723	55	1,668
Salesforce Tower	Fourth Quarter, 2017	Fourth Quarter 2018	1,420,682	42,270	671	41,599	20,166	291	19,875
Total Office			2,082,257	79,319	18,186	61,133	31,912	7,289	24,623

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,783	3,879	—	3,879	4,510	—	4,510
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	1,944	—	1,944	1,487	—	1,487
Total Residential			684,500	5,823	—	5,823	5,997	—	5,997
			2,766,757	$85,142	$18,186	$66,956	$37,909	$7,289	$30,620

Properties in Development or Redevelopment Portfolio
The table below lists the properties were in development or redevelopment between January 1, 2017 and December 31, 2018. Rental revenue from our Properties in Development or Redevelopment Portfolio increased by approximately $0.5 million and real estate operating expenses decreased approximately $9.7 million for the year ended December 31, 2018 compared to 2017.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2018	2017	Change	2018	2017	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$3,472	$2,218	$1,254	$1,702	$7,368	$(5,666)
191 Spring Street (2)	December 29, 2016	160,000	—	—	—	—	2,843	(2,843)
145 Broadway (3)	April 6, 2017	79,616	—	742	(742)	3	1,176	(1,173)
		459,616	$3,472	$2,960	$512	$1,705	$11,387	$(9,682)
_______________

(1)
This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes termination income of approximately $5,000 and $(1.4) million for the years ended December 31, 2018 and 2017, respectively. In addition, real estate operating expenses for the year ended December 31, 2017 includes approximately $5.8 million of demolition costs.

(2)	Real estate operating expenses for the year ended December 31, 2017 includes approximately $2.8 million of demolition costs.

(3)
On April 6, 2017, we commenced the development of 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts. Real estate operating expenses for the year ended December 31, 2017 includes approximately $0.8 million of demolition costs.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2017 and December 31, 2018. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $17.1 million and $7.3 million, respectively, for the year ended December 31, 2018 compared to 2017, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2018	2017	Change	2018	2017	Change
				(dollars in thousands)
30 Shattuck Road	April 19, 2017	Land	N/A	$—	$—	$—	$—	$14	$(14)
40 Shattuck Road	June 13, 2017	Office	122,000	—	846	(846)	—	599	(599)
Reston Eastgate	August 30, 2017	Land	N/A	—	—	—	—	76	(76)
500 E Street, S.W.	January 9, 2018	Office	262,000	270	12,263	(11,993)	129	4,546	(4,417)
91 Hartwell Avenue (1)	May 24, 2018	Office	119,000	1,224	3,110	(1,886)	654	1,620	(966)
Quorum Office Park	September 27, 2018	Office	268,000	3,348	4,336	(988)	1,818	2,237	(419)
1333 New Hampshire Avenue (2)	November 30, 2018	Office	315,000	14,407	16,076	(1,669)	5,180	5,958	(778)
Tower Oaks	December 20, 2018	Land	N/A	255	—	255	207	210	(3)
			1,086,000	$19,504	$36,631	$(17,127)	$7,988	$15,260	$(7,272)
_______________

(1)	Rental revenue includes termination income of approximately $5,000 for the year ended December 31, 2017.

(2)	Rental revenue includes termination income of approximately $2.0 million for each of the years ended December 31, 2018 and 2017.

For additional information on the sale of the above properties and land parcels refer to “Results of Operations—Other Income and Expense Items - Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Other Operating Income and Expense Items
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $166,000 for the year ended December 31, 2018 compared to 2017.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the years ended December 31, 2018 and 2017.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2018	2017	Percentage Change	2018	2017	Percentage Change
Average Monthly Rental Rate (1)	$4,272	$4,245	0.6%	$2,411	$2,391	0.8%
Average Rental Rate Per Occupied Square Foot	$4.74	$4.70	0.9%	$2.65	$2.64	0.4%
Average Physical Occupancy (2)	93.9%	94.3%	(0.4)%	93.6%	93.8%	(0.2)%
Average Economic Occupancy (3)	93.5%	94.8%	(1.4)%	92.9%	92.7%	0.2%
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
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $1.7 million for the year ended December 31, 2018 compared to 2017.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the years ended December 31, 2018 and 2017.

	2018	2017	Percentage Change
Occupancy	84.6%	79.9%	5.9%
Average daily rate	$282.54	$276.67	2.1%
REVPAR	$239.07	$221.17	8.1%
Other Operating Income and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $10.6 million for the year ended December 31, 2018 compared to 2017. Development revenue and management services revenue increased by approximately $3.2 million and $7.4 million, respectively. The increase in development revenue is primarily related to an increase in fees associated with tenant improvement projects in our Boston region and at Salesforce Tower located in San Francisco, California. Management services revenue increased primarily due to leasing commissions and other management services revenue. The increase in leasing commissions was primarily derived from our Boston and Washington, DC unconsolidated joint ventures and a third-party managed building in New York City. The increase in other management services revenue was primarily due to property and asset management fees we earned from our Santa Monica Business Park unconsolidated joint venture, which we acquired on July 19, 2018.
General and Administrative Expense
General and administrative expense increased by approximately $8.0 million for the year ended December 31, 2018 compared to 2017 primarily due to compensation expense and other general and administrative expenses increasing by approximately $5.8 million and $2.2 million, respectively. The increase in compensation expense was primarily related to (1) an increase in the expense associated with MYLTIP Awards, which includes the acceleration of amortization that occurred for employees that vested in these awards after satisfying age and service requirements and (2) an increase in other compensation related expenses. These increases were partially offset by a decrease in the value of our deferred compensation plan. The increase in other general and administrative expenses was primarily related to taxes.
We expect our general and administrative expenses to be between $136 million and $140 million for fiscal year 2019. Approximately $10 million of the increase in our 2019 guidance is related to the adoption of ASU 2016-02, “Leases (Topic 842.)” Under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, we will no longer be able to capitalize legal costs and internal leasing wages and instead will be required to expense these and other non-incremental costs as incurred (See Note 2 to the Consolidated Financial Statements).
Currently wages directly related to the development and leasing of rental properties are capitalized and included in real estate assets or deferred charges on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the years ended December 31, 2018 and 2017 were approximately $18.0 million and $18.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.9 million for the year ended December 31, 2018 compared to 2017. This increase was primarily related to the formation of the joint ventures that we entered into for 3 Hudson Boulevard in New York City and Santa Monica Business Park in Santa Monica, California (See Note 5 to the

Consolidated Financial Statements), as well as costs related to the sale of 6595 Springfield Center Drive (TSA Headquarters) in Springfield, Virginia (See Note 3 to the Consolidated Financial Statements) and other potential asset sales. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $28.1 million for the year ended December 31, 2018 compared to 2017, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$613,726	$602,976	$10,750
Properties Placed in-Service Portfolio	26,841	4,171	22,670
Properties Acquired Portfolio	1,433	1,151	282
Properties in Development or Redevelopment Portfolio	15	3,026	(3,011)
Properties Sold Portfolio	3,634	6,223	(2,589)
	$645,649	$617,547	$28,102
Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $28.5 million for the year ended December 31, 2018 compared to 2017, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2018	2017	Change
	(in thousands)
Same Property Portfolio	$605,968	$594,836	$11,132
Properties Placed in-Service Portfolio	26,841	4,171	22,670
Properties Acquired Portfolio	1,433	1,151	282
Properties in Development or Redevelopment Portfolio	15	3,026	(3,011)
Properties Sold Portfolio	3,634	6,223	(2,589)
	$637,891	$609,407	$28,484

Direct Reimbursements of Payroll and Related Costs From Management Services Contracts and Payroll and Related Costs From Management Service Contracts
ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” updated the principal versus agent considerations and as a result we determined that amounts reimbursed for payroll and related costs received from third parties in connection with management services contracts should be reflected on a gross basis instead of on a net basis as we have determined that we are the principal under these arrangements (See Note 2 to the Consolidated Financial Statements). It is anticipated that these two financial statement line items will offset each other.

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the year ended December 31, 2018 compared to 2017, income from unconsolidated joint ventures decreased by approximately $9.0 million due to an approximately $21.3 million decrease in our share of net income, which primarily resulted from our 901 New York Avenue, Metropolitan Square and Santa Monica Business Park joint ventures, detailed below. These decreases were partially offset by an approximately $12.3 million increase in our share of net income which primarily resulted from the gain on sale of real estate from the joint venture that owns Annapolis Junction in Annapolis, Maryland.
During the year ended December 31, 2018, our joint venture that owns Metropolitan Square in Washington, DC commenced a renovation project and recorded accelerated depreciation of approximately $22.4 million related to the remaining book value of the assets to be replaced. We have a 20% ownership interest in the Metropolitan Square joint venture. Therefore, this accelerated depreciation resulted in a decrease of approximately $4.5 million to our net income from the joint venture.
Our acquisition of a 55% ownership interest in Santa Monica Business Park in Santa Monica, California on July 19, 2018 resulted in an approximately $5.0 million decrease to our net income from the joint venture. The decrease was primarily related to interest expense and depreciation and amortization expense.
The decrease in net income from our joint venture that owns 901 New York Avenue was related to our allocation of income and distributions for the year ended December 31, 2017. Due to our economic ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement, a disproportionate distribution was made by the joint venture to us.
On December 31, 2018, we entered into a distribution agreement with our partner in the joint venture in which we have a 50% interest and that owns Annapolis Junction. Under the agreement, the joint venture distributed its Annapolis Junction Building One property to the partner and the partner assumed the mortgage indebtedness collateralized by the property. We recognized a gain on sale of real estate totaling approximately $8.3 million, which is included within this financial statement line item.
Gains on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Form 10-K.
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $174.7 million for the year ended December 31, 2018 compared to 2017, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$96.4
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.5
Quorum Office Park	September 27, 2018	Office	268,000	35.3	34.3	7.9
1333 New Hampshire Avenue	November 30, 2018	Office	315,000	142.0	133.7	44.4
Tower Oaks	December 20, 2018	Land	N/A	46.0	25.9	15.7
			964,000	$364.1	$331.7	$179.9	(1)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	—	(2)
Reston Eastgate	August 30, 2017	Land	N/A	14.0	13.2	2.8
			122,000	$31.0	$30.1	$6.5	(3)
___________

(1)	Excludes approximately $2.6 million of gains on sales of real estate recognized during the year ended December 31, 2018 related to gain amounts from sales of real estate occurring in prior years.

(2)	The gain on sale of real estate for this property was $28,000.

(3)
Excludes approximately $1.1 million of gains on sale of real estate recognized during the year ended December 31, 2017 related to a previously deferred gain amount from sales of real estate occurring in prior years.

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $182.5 million for the year ended December 31, 2018 compared to 2017, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$98.9
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.9
Quorum Office Park	September 27, 2018	Office	268,000	35.3	34.3	9.2
1333 New Hampshire Avenue	November 30, 2018	Office	315,000	142.0	133.7	48.4
Tower Oaks	December 20, 2018	Land	N/A	46.0	25.9	15.7
			964,000	$364.1	$331.7	$188.1	(1)
2017
30 Shattuck Road	April 19, 2017	Land	N/A	$5.0	$5.0	$3.7
40 Shattuck Road	June 13, 2017	Office	122,000	12.0	11.9	0.6
Reston Eastgate	August 30, 2017	Land	N/A	14.0	13.2	2.8
			122,000	$31.0	$30.1	$7.1	(2)
___________

(1)	Excludes approximately $2.6 million of gains on sales of real estate recognized during the year ended December 31, 2018 related to gain amounts from sales of real estate occurring in prior years.

(2)
Excludes approximately $1.1 million of gains on sale of real estate recognized during the year ended December 31, 2017 related to a previously deferred gain amount from sales of real estate occurring in prior years.

Interest and Other Income
Interest and other income increased by approximately $5.0 million for the year ended December 31, 2018 compared to 2017 due primarily to an increase in interest rates.

Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the years ended December 31, 2018 and 2017 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP's officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to officers of BXP under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the years ended December 31, 2018 and 2017, we recognized gains (losses) of approximately $(1.9) million and $3.7 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(1.9) million and $3.7 million during the years ended December 31, 2018 and 2017, respectively, as a result of increases (decrease) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Gains (Losses) from Early Extinguishments of Debt
On December 13, 2018, BPLP completed the redemption of $700.0 million in aggregate principal amount of its 5.875% senior notes due October 15, 2019. The redemption price was approximately $722.6 million. The redemption price included approximately $6.6 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 102.28% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $16.5 million, which amount included the payment of the redemption premium totaling approximately $16.0 million.
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
On April 24, 2017, BPLP entered into the 2017 Credit Facility (See Note 8 to the Consolidated Financial Statements). Certain lenders, under the prior credit facility, chose to not participate in the 2017 Credit Facility and as such we recognized a loss on early extinguishment of debt of approximately $0.3 million related to the acceleration of finance fees associated with the prior credit agreement.
Impairment Losses
Impairment loss may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.

On December 13, 2018, we completed the sale of our 6595 Springfield Center Drive development project located in Springfield, Virginia, for a sale price of approximately $98.1 million, consisting of the land and project costs incurred through the closing date. Net cash proceeds totaled approximately $97.1 million. Concurrently with the sale, we agreed to act as development manager and have guaranteed the completion of the project. The book value of the property exceeded its estimated fair value prior to the sale, and as a result, we recognized an impairment loss totaling approximately $8.7 million during the three months ended December 31, 2018. 6595 Springfield Center Drive is an approximately 634,000 net rentable square foot Class A office project.
During the three months ended December 31, 2018, we reevaluated our strategy for the sale of our 2600 Tower Oaks Boulevard property. Based on a shorter than expected hold period, we reduced the carrying value of the property to its estimated fair value at December 31, 2018 and recognized an impairment loss totaling approximately $3.1 million for BXP and approximately $1.5 million for BPLP. Our estimated fair value was based on a pending offer for the sale of the property. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property (See Note 19 to the Consolidated Financial Statements).
Interest Expense
Interest expense increased by approximately $3.7 million for the year ended December 31, 2018 compared to 2017 as detailed below.

Component	Change in interest expense for the year ended December 31, 2018 compared to December 31, 2017
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 3.200% senior notes due 2025 on December 4, 2017	$25,383
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building)	15,448
Utilization of the 2017 Credit Facility (1)	12,082
Issuance of $1 billion in aggregate principal of 4.500% senior notes due 2028 on November 28, 2018	4,148
Other interest expense (excluding senior notes)	153
Total increases to interest expense	57,214
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 3.700% senior notes due 2018 on December 17, 2017	(30,519)
Decrease in the interest for the Outside Members' Notes Payable for the 767 Fifth Avenue (the General Motors Building) (2)	(16,256)
Increase in capitalized interest	(4,696)
Redemption of $700 million in aggregate principal of 5.875% senior notes due 2019 on December 13, 2018	(2,056)
Total decreases to interest expense	(53,527)
Total change in interest expense	$3,687
_______________

(1)	See Note 8 to the Consolidated Financial Statements.

(2)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $16.3 million for the year ended December 31, 2017. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity.

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the years ended December 31, 2018 and 2017 were approximately $65.8 million and $61.1 million, respectively. These costs are not included in the interest expense referenced above.
At December 31, 2018, our variable rate debt consisted of BPLP's $500.0 million Delayed Draw Facility and $1.5 billion Revolving Facility. The Revolving Facility did not have any borrowings outstanding as of December 31, 2018. The Delayed Draw Facility had $500.0 million outstanding as of December 31, 2018. For a summary of our consolidated debt as of December 31, 2018 and December 31, 2017 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $15.1 million for the year ended December 31, 2018 compared to 2017, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2018	2017	Change
	(in thousands)
Salesforce Tower (1)	$(439)	$(528)	$89
767 Fifth Avenue (the General Motors Building) (2)	1,791	(1,913)	3,704
Times Square Tower	26,997	26,808	189
601 Lexington Avenue (3)	18,802	10,317	8,485
100 Federal Street (4)	6,350	3,722	2,628
Atlantic Wharf Office Building	9,408	9,426	(18)
	$62,909	$47,832	$15,077
_______________

(1)	See Notes 10 and 19 to the Consolidated Financial Statements.

(2)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The net loss allocation was primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $16.3 million for the year ended December 31, 2017. However, during the year ended December 31, 2017, we recognized a net gain from early extinguishment of debt totaling approximately $14.6 million primarily consisting of the acceleration of the remaining balance related to the historical fair value debt adjustments and as a result, this contributed to the property having a reduced net loss allocation. In addition, during the year ended December 31, 2017, we accelerated the depreciation and amortization related to capital improvements being performed at the building and had approximately $14.2 million of termination income. Neither of these items reoccurred during the year ended December 31, 2018.

(3)
On August 19, 2016, the consolidated entity in which we have a 55% interest and that owns this property commenced the redevelopment of the six-story low-rise office and retail building component of the complex. The redeveloped portion of the low-rise building will contain approximately 195,000 net rentable square feet of Class A office space and approximately 25,000 net rentable square feet of retail space. We will capitalize incremental costs during the redevelopment. In addition, real estate operating expenses for the year ended December 31, 2017 included approximately $5.8 million of demolition costs, which did not reoccur during the year ended December 31, 2018.

(4)	The year ended December 31, 2018 included an increase in rental revenue from our tenants.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $14.6 million for the year ended December 31, 2018 compared to 2017 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2018, partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Years Ended December 31, 2017 and 2016
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $50.3 million and $62.5 million for the years ended December 31, 2017 compared to 2016, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2017 to the year ended December 31, 2016” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2017 and 2016 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$451,939	$502,285	$(50,346)	(10.02)%
Preferred dividends	10,500	10,500	—	—%
Net Income Attributable to Boston Properties, Inc.	462,439	512,785	(50,346)	(9.82)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	52,210	59,260	(7,050)	(11.90)%
Noncontrolling interests in property partnerships	47,832	(2,068)	49,900	2,412.96%
Net Income	562,481	569,977	(7,496)	(1.32)%
Other Expenses:
Add:
Losses from interest rate contracts	—	140	(140)	(100.00)%
Interest expense	374,481	412,849	(38,368)	(9.29)%
Impairment losses	—	1,783	(1,783)	(100.00)%
Other Income:
Less:
Gains (losses) from early extinguishments of debt	496	(371)	867	233.69%
Gains from investments in securities	3,678	2,273	1,405	61.81%
Interest and other income	5,783	7,230	(1,447)	(20.01)%
Gains on sales of real estate	7,663	80,606	(72,943)	(90.49)%
Gain on sale of investment in unconsolidated joint venture	—	59,370	(59,370)	(100.00)%
Income from unconsolidated joint ventures	11,232	8,074	3,158	39.11%
Other Expenses:
Add:
Depreciation and amortization expense	617,547	694,403	(76,856)	(11.07)%
Transaction costs	668	2,387	(1,719)	(72.02)%
General and administrative expense	113,715	105,229	8,486	8.06%
Other Revenue:
Less:
Development and management services revenue	34,605	28,284	6,321	22.35%
Net Operating Income	$1,605,435	$1,601,302	$4,133	0.26%

Boston Properties Limited Partnership

	Total Property Portfolio
	2017	2016	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$512,866	$575,341	$(62,475)	(10.86)%
Preferred distributions	10,500	10,500	—	—%
Net Income Attributable to Boston Properties Limited Partnership	523,366	585,841	(62,475)	(10.66)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	47,832	(2,068)	49,900	2,412.96%
Net Income	571,198	583,773	(12,575)	(2.15)%
Other Expenses:
Add:
Losses from interest rate contracts	—	140	(140)	(100.00)%
Interest expense	374,481	412,849	(38,368)	(9.29)%
Impairment losses	—	1,783	(1,783)	(100.00)%
Other Income:
Less:
Gains (losses) from early extinguishments of debt	496	(371)	867	233.69%
Gains from investments in securities	3,678	2,273	1,405	61.81%
Interest and other income	5,783	7,230	(1,447)	(20.01)%
Gains on sales of real estate	8,240	82,775	(74,535)	(90.05)%
Gain on sale of investment in unconsolidated joint venture	—	59,370	(59,370)	(100.00)%
Income from unconsolidated joint ventures	11,232	8,074	3,158	39.11%
Other Expenses:
Add:
Depreciation and amortization expense	609,407	682,776	(73,369)	(10.75)%
Transaction costs	668	2,387	(1,719)	(72.02)%
General and administrative expense	113,715	105,229	8,486	8.06%
Other Revenue:
Less:
Development and management services revenue	34,605	28,284	6,321	22.35%
Net Operating Income	$1,605,435	$1,601,302	$4,133	0.26%

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

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2017	2016	Increase/ (Decrease)	% Change	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016	Increase/ (Decrease)	% Change
Rental Revenue:
Rental Revenue	$2,395,910	$2,329,295	$66,615	2.86%	$7,669	$3,929	$73,414	$45,814	$4,375	$18,913	$846	$3,709	$2,482,214	$2,401,660	$80,554	3.35%
Termination Income	24,467	60,183	(35,716)	(59.35)%	6	—	—	—	(1,415)	(890)	—	—	23,058	59,293	(36,235)	(61.11)%
Total Rental Revenue	2,420,377	2,389,478	30,899	1.29%	7,675	3,929	73,414	45,814	2,960	18,023	846	3,709	2,505,272	2,460,953	44,319	1.80%
Real Estate Operating Expenses	887,538	856,637	30,901	3.61%	2,065	857	21,996	11,564	11,387	11,745	689	1,889	923,675	882,692	40,983	4.64%
Net Operating Income (Loss), Excluding Residential and Hotel (1)	1,532,839	1,532,841	(2)	—%	5,610	3,072	51,418	34,250	(8,427)	6,278	157	1,820	1,581,597	1,578,261	3,336	0.21%
Residential Net Operating Income (Loss) (2)	10,294	10,246	48	0.47%	—	—	—	—	—	(623)	—	—	10,294	9,623	671	6.97%
Hotel Net Operating Income (2)	13,544	13,418	126	0.94%	—	—	—	—	—	—	—	—	13,544	13,418	126	0.94%
Consolidated Net Operating Income (Loss) (1) (2)	$1,556,677	$1,556,505	$172	0.01%	$5,610	$3,072	$51,418	$34,250	$(8,427)	$5,655	$157	$1,820	$1,605,435	$1,601,302	$4,133	0.26%
_______________

(1)	The change in the Same Property Portfolio was driven by the decrease in termination income. For additional information, see page 79.

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 64. Residential Net Operating Income for the year ended December 31, 2017 and 2016 are comprised of Residential Revenue of $16,596 and $16,699 less Residential Expenses of $6,302 and $7,076, respectively. Hotel Net Operating Income for the year ended December 31, 2017 and 2016 are comprised of Hotel Revenue of $45,603 and $44,884 less Hotel Expenses of $32,059 and $31,466, respectively, per the Consolidated Statements of Operations.

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
Termination income for the year ended December 31, 2017 resulted from the termination of 33 tenants across the Same Property Portfolio which totaled approximately $24.5 million of which approximately $21.3 million was attributable to the New York Region. The remaining approximately $2.8 million of termination income was primarily related to the Washington, DC region. In addition, we received the fifth interim distribution from our unsecured creditor's claim against Lehman Brothers, Inc. of approximately $0.4 million (See Note 9 to the Consolidated Financial Statements).
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
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $30.9 million, or 3.6%, for the year ended December 31, 2017 compared to 2016, due primarily to increases in real estate taxes and other real estate operating expenses of approximately $17.8 million, or 4.3%, and $13.1 million, or 2.7%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
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

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2016 and December 31, 2017. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $27.6 million and $10.4 million, respectively, for the year ended December 31, 2017 compared to 2016, as detailed below.

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
Properties in Development or Redevelopment Portfolio
The table below lists the properties were in development or redevelopment between January 1, 2016 and December 31, 2017. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $15.1 million and $0.4 million for the year ended December 31, 2017 compared to 2016, respectively.

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

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2016 and December 31, 2017. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $2.9 million and $1.2 million, respectively, for the year ended December 31, 2017 compared to 2016, as detailed below.

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
Other Operating Income and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $6.3 million for the year ended December 31, 2017 compared to 2016. Development revenue and management services revenue increased by approximately $4.0 million and $2.3 million, respectively. The increase in development revenue is primarily related to an approximately $2.5 million development fee we received as a result of a third-party terminating their development agreement with us. The remaining increase in development revenue was from a third-party development agreement in the Boston region and from our unconsolidated joint ventures that are developing Dock 72 in Brooklyn, New York and The Hub on Causeway in Boston, Massachusetts. Management services revenue increased primarily due to property management fees we earned from our unconsolidated joint venture, that acquired Colorado Center in Santa Monica, California on July 1, 2016, as well as an increase in service income that we earned from our tenants in our New York region.
General and Administrative Expense
General and administrative expense increased by approximately $8.5 million for the year ended December 31, 2017 compared to 2016 primarily due to compensation expense and other general and administrative expenses increasing by approximately $7.2 million and $1.3 million, respectively. The increase in compensation expense was primarily related to (1) an approximately $1.4 million increase in the value of our deferred compensation plan, (2) an approximately $2.8 million difference between the unrecognized expense remaining from the 2014 MYLTIP Units compared to the expense that was recognized during year ended December 31, 2017 for the 2017 MYLTIP Units (See Notes 10 and 16 to the Consolidated Financial Statements) and (3) an increase in other compensation related expenses of approximately $3.0 million. The increase in other general and administrative expenses was primarily related to the write-off of the remaining fees associated with BXP’s ATM stock offering program that was scheduled to expire on June 3, 2017 and an increase in other professional fees.
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
On July 28, 2017, the joint venture that owns Colorado Center, which we acquired on July 1, 2016, obtained mortgage loan financing, which increased interest expense and reduced the net income for the joint venture. The increase in net income from our 901 New York Avenue joint venture was related to our allocation of income and distributions for the year ended December 31, 2017. Due to our economic ownership interest as a result of the achievement of specified investment return thresholds, as provided for in the joint venture agreement, a disproportionate distribution was made by the joint venture to us.
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
On October 20, 2010, we closed a transaction with a financial institution (the “HTC Investor”) related to the historic rehabilitation of The Lofts at Atlantic Wharf in Boston, Massachusetts. The HTC Investor contributed an aggregate of approximately $15 million to the project. As part of its contribution, the HTC Investor received substantially all of the benefits derived from the tax credits. Beginning in July 2012 through July 2016, we recognized the cash received as revenue over the five-year tax credit recapture period as defined in the Internal Revenue Code.
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
On April 24, 2017, BPLP entered into the 2017 Credit Facility (See Note 8 to the Consolidated Financial Statements). Certain lenders, under the prior credit facility, chose to not participate in the 2017 Credit Facility and as such we recognized a loss on early extinguishment of debt of approximately $0.3 million related to the acceleration of finance fees associated with the prior credit agreement.
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
Interest Expense
Interest expense decreased by approximately $38.4 million for the year ended December 31, 2017 compared to 2016, as detailed below.

Component	Change in interest expense for the year ended December 31, 2017 compared to December 31, 2016
(in thousands)
Increases to interest expense due to:
Issuance of $1.0 billion in aggregate principal of 2.750% senior notes due 2026 on August 17, 2016	$20,801
Refinancing of the debt collateralized by 767 Fifth Avenue (the General Motors Building)	18,998
Utilization of the Unsecured Line of Credit as well as an increase in capacity due to the execution of the 2017 Credit Facility (1)	2,342
Issuance of $850 million in aggregate principal of 3.200% senior notes due 2025 on December 4, 2017	2,080
Issuance of $1.0 billion in aggregate principal of 3.650% senior notes due 2026 on January 20, 2016	1,956
Amortization of deferred financing fees for BPLP’s unsecured debt and credit facility	1,313
Other interest expense (excluding senior notes)	165
Total increases to interest expense	47,655
Decreases to interest expense due to:
Repayment of mortgage financings (2)	(44,900)
Increase in capitalized interest (3)	(21,833)
Decrease in the interest for the Outside Members’ Notes Payable for the 767 Fifth Avenue (the General Motors Building) (4)	(18,065)
Redemption of $850 million in aggregate principal of 3.700% senior notes due 2018 on December 17, 2017	(1,225)
Total decreases to interest expense	(86,023)
Total change in interest expense	$(38,368)
_______________

(1)	See Note 8 to the Consolidated Financial Statements.

(2)	Includes the repayment of the mortgage loans collateralized by Fountain Square, Embarcadero Center Four and 599 Lexington Avenue.

(3)	The increase was primarily due to the commencement and continuation of several development projects.

(4)
The related interest expense from the Outside Members’ Notes Payable totaled approximately $16.3 million and $34.3 million for the years ended December 31, 2017 and 2016, respectively. These amounts are allocated to the outside joint venture partners as an adjustment to Noncontrolling Interests in Property Partnerships in our Consolidated Statements of Operations. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Note 10 to the Consolidated Financial Statements).

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
At December 31, 2017, our variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility, of which $45.0 million was outstanding at December 31, 2017. For a summary of our consolidated debt as of December 31, 2017 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $49.9 million for the year ended December 31, 2017 compared to 2016, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2017	2016	Change
	(in thousands)
Salesforce Tower (1)	$(528)	$(34)	$(494)
767 Fifth Avenue (the General Motors Building) (2)	(1,913)	(26,777)	24,864
Times Square Tower	26,808	26,777	31
601 Lexington Avenue (3)	10,317	(12,462)	22,779
100 Federal Street	3,722	1,119	2,603
Atlantic Wharf Office Building	9,426	9,309	117
	$47,832	$(2,068)	$49,900
_______________

(1)	See Notes 10 and 19 to the Consolidated Financial Statements.

(2)
On June 7, 2017, our consolidated entity in which we have a 60% interest completed the refinancing of indebtedness that had been secured by direct and indirect interests in 767 Fifth Avenue. The net loss allocation was primarily due to the partners’ share of the interest expense for the outside members’ notes payable which was $16.3 million and $34.3 million for the years ended December 31, 2017 and 2016, respectively. On June 7, 2017, a portion of the outside members’ notes payable was repaid and the remaining portion was contributed as equity in the consolidated entity (See Note 10 to the Consolidated Financial Statements).

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

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations, including balloon payments on maturing debt;

•	fund development/redevelopment costs;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•
fund planned and possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein, including the acquisition price and promote payment to our partner for its 5% interest in Salesforce Tower;

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

The following table presents information on properties under construction as of December 31, 2018 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 12/31/2018 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
The Hub on Causeway - Podium (50% ownership)	Fourth Quarter, 2019	Boston, MA	1	385,000	$119,019	$141,870	$102,300	$59,016	$—	88%
145 Broadway	Fourth Quarter, 2019	Cambridge, MA	1	485,000	234,919	366,400	—	—	131,481	98%
Dock 72 (50% ownership)	Third Quarter, 2020	Brooklyn, NY	1	670,000	156,698	223,000	125,000	65,386	6,688	33%
17Fifty Presidents Street	Third Quarter, 2020	Reston, VA	1	276,000	43,742	142,900	—	—	99,158	100%
20 CityPoint	First Quarter, 2021	Waltham, MA	1	211,000	54,718	97,000	—	—	42,282	63%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	627,000	54,374	267,300	—	—	212,926	70%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Third Quarter, 2022	Bethesda, MD	1	740,000	54,194	198,900	—	—	144,706	100%
Reston Gateway	Fourth Quarter, 2023	Reston, VA	2	1,062,000	34,385	715,300	—	—	680,915	80%
Total Office Properties under Construction			9	4,456,000	752,049	2,152,670	227,300	124,402	1,318,156	78%
Residential
The Hub on Causeway - Residential (440 units) (50% ownership)	Fourth Quarter, 2021	Boston, MA	1	320,000	81,540	153,500	90,000	20,235	2,195	N/A
MacArthur Station Residences (402 units)	Fourth Quarter, 2021	Oakland, CA	1	324,000	58,984	263,600	—	—	204,616	N/A	(6)
Total Residential Properties under Construction			2	644,000	140,524	417,100	90,000	20,235	206,811	N/A
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	Fourth Quarter, 2019	New York, NY	—	220,000	103,988	150,000	—	—	46,012	90%	(7)
Total Redevelopment Properties under Construction			—	220,000	103,988	150,000	—	—	46,012	90%
Total Properties under Construction and Redevelopment			11	5,320,000	$996,561	$2,719,770	$317,300	$144,637	$1,570,979	78%	(8)
___________

(1)	Represents our share.

(2)
Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through December 31, 2018.

(3)	Includes approximately $78.7 million of unpaid but accrued construction costs and leasing commissions.

(4)	Excludes approximately $78.7 million of unpaid but accrued construction costs and leasing commissions.

(5)	Represents percentage leased as of February 22, 2019, including leases with future commencement dates.

(6)	Project is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(7)
The increase in the Estimated Total Investment relates primarily to the costs of executing a thirty-year lease on all of the office space plus costs associated with enhancements to the retail component of the project.

(8)	Percentage leased excludes residential units.

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
Our primary uses of capital will be the completion of our current and committed development and redevelopment projects. As of December 31, 2018, our share of the remaining development and redevelopment costs that we expect to fund through 2023 is approximately $1.6 billion. In addition, we have secured an anchor tenant and plan to begin the development, in 2019, of 2100 Pennsylvania Avenue in Washington, DC, an approximately 470,000 square foot project with an estimated total investment of $360 million and have signed a lease with Google, subject to certain conditions, to expand within Kendall Center, replacing an existing 115,000 net rentable square foot building with an approximately 400,000 net rentable square foot, modern Class A office building.
As of February 22, 2019, we have approximately $318 million of cash and cash equivalents and approximately $1.4 billion available under BPLP's Revolving Facility. We believe that our strong liquidity, including the availability under BPLP’s Revolving Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects, fund pending new developments and still be able to act opportunistically on attractive investment opportunities. During the fourth quarter, we reduced our overall borrowing cost and extended our debt maturities by refinancing $700.0 million of 5.875% unsecured senior notes that were scheduled to mature on October 15, 2019 with the proceeds from the issuance of $1.0 billion aggregate principal amount of 4.500% unsecured senior notes maturing in December 2028. Excluding our unconsolidated joint venture assets, we have no debt maturing in 2019.
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
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On September 18, 2018, the Board of Directors of BXP increased our regular quarterly dividend from $0.80 per common share to $0.95 per common share, or 18.75%, beginning with the third quarter of 2018. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on September 28, 2018, received the same total distribution per unit on October 31, 2018.
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
From time to time in selected cases, whether due to a change in use, structuring issues to comply with applicable REIT regulations or other reasons, we may sell an asset that is held by a taxable REIT subsidiary (“TRS”). Such a sale by a TRS would be subject to federal and local taxes.
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents and cash held in escrows aggregated approximately $639.2 million and $505.4 million at December 31, 2018 and 2017, respectively, representing an increase of approximately $133.8 million. The following table sets forth changes in cash flows:

	Year ended December 31,
	2018	2017	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$1,150,245	$911,979	$238,266
Net cash used in investing activities	(1,098,876)	(882,044)	(216,832)
Net cash provided by financing activities	82,453	55,346	27,107
Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.5 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings and equity offerings of BXP.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year ended December 31, 2018 consisted primarily of development projects, building and tenant improvements, capital contributions to unconsolidated joint ventures and issuances of notes receivable, partially offset by the proceeds from the sales of real estate. Cash used in investing activities for the year ended December 31, 2017 consisted primarily of development projects, building and tenant improvements and capital contributions and distributions to/from unconsolidated joint ventures, as detailed below:

	Year ended December 31,
	2018	2017
	(in thousands)
Acquisition of real estate (1)	$—	$(15,953)
Construction in progress (2)	(694,791)	(608,404)
Building and other capital improvements	(189,771)	(222,482)
Tenant improvements	(210,034)	(205,331)
Proceeds from sales of real estate (3)	455,409	29,810
Capital contributions to unconsolidated joint ventures (4)	(345,717)	(109,015)
Capital distributions from unconsolidated joint ventures (5)	—	251,000
Deposit on capital lease (6)	(13,615)	—
Issuance of related party note receivable (7)	(80,000)	—
Issuance of note receivable (8)	(19,455)	—
Investments in securities, net	(902)	(1,669)
Net cash used in investing activities	$(1,098,876)	$(882,044)
Cash used in investing activities changed primarily due to the following:

(1)	On May 15, 2017, we acquired 103 Carnegie Center located in Princeton, New Jersey for a purchase price of approximately $16.0 million in cash, including transaction costs.

(2)
Construction in progress for the year ended December 31, 2018 includes ongoing expenditures associated with 191 Spring Street, Salesforce Tower, Signature at Reston and Proto Kendall Square, which were fully placed in-service during the year ended December 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, 6595 Springfield Center Drive, Reston Gateway and MacArthur Station Residences.

Construction in progress for the year ended December 31, 2017 includes ongoing expenditures associated with Reservoir Place North, 888 Boylston Street and the Prudential Center retail expansion, which were fully placed in-service during the year ended December 31, 2017. In addition, we incurred costs associated with our continued development/redevelopment of Salesforce Tower, One Five Nine East 53rd Street, 191 Spring Street, 145 Broadway, 6595 Springfield Center Drive, 20 CityPoint and MacArthur Station Residences, Proto Kendall Square and Signature at Reston residential projects.

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
On November 30, 2018, we completed the sale of our 1333 New Hampshire Avenue property located in Washington, DC for a gross sale price of approximately $142.0 million, including the retention of a $5.5 million future payment by the anchor tenant. Net cash proceeds totaled approximately $133.7 million, resulting in a gain on sale of real estate totaling approximately $44.4 million for BXP and approximately $48.4 million for BPLP. 1333 New Hampshire Avenue is an approximately 315,000 net rentable square foot Class A office property.

On December 13, 2018, we completed the sale of our 6595 Springfield Center Drive development project located in Springfield, Virginia, for a sale price of approximately $98.1 million, consisting of the land and project costs incurred through the closing date. Net cash proceeds totaled approximately $97.1 million. The book value of the property exceeded its estimated fair value prior to the sale, and as a result, we recognized an impairment loss totaling approximately $8.7 million during the three months ended December 31, 2018. 6595 Springfield Center Drive is an approximately 634,000 net rentable square foot Class A office project.
On December 20, 2018, we completed the sale of a 41-acre parcel of land at our Tower Oaks property located in Rockville, Maryland for a gross sale price of approximately $46.0 million. Net cash proceeds totaled approximately $25.9 million, resulting in a gain on sale of real estate totaling approximately $15.7 million. We have agreed to provide seller financing to the buyer totaling $21.0 million, which is collateralized by a portion of the land parcel, bears interest at an effective rate of 1.92% per annum and matures on December 20, 2021.
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

(4)
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2018 consisted primarily of cash contributions of approximately $189.1 million, $47.6 million, $46.9 million, $46.3 million and $11.0 million to our Santa Monica Business Park, 7750 Wisconsin Avenue, 3 Hudson Boulevard, Hub on Causeway and Dock 72 joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the year ended December 31, 2017 consisted primarily of cash contributions of approximately $45.4 million, $38.4 million and $21.6 million to our Hub on Causeway, Dock 72 and 7750 Wisconsin Avenue joint ventures, respectively.

(5)
Capital distributions from unconsolidated joint ventures for the year ended December 31, 2017 consisted of a cash distribution of $251.0 million from our Colorado Center joint venture resulting from the proceeds of the new mortgage financing.

(6)
Deposit on capital lease reflects the cash deposit made on the portion of the Platform 16 ground lease for which the land was not available for lease from the lessor (See Notes 3 and 19 to the Consolidated Financial Statements).

(7)
Issuance of related party note receivable consisted of the $80.0 million of mortgage financing that we provided to our unconsolidated joint venture that owns 3 Hudson Boulevard in New York City. The financing bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions.

(8)
Issuance of note receivable consisted of the $21.0 million of seller financing provided by us to the buyer in connection with the sale of land at our Tower Oaks property located in Rockville, Maryland, which is collateralized by a portion of the land parcel, bears interest at an effective rate of 1.92% per annum and matures on December 20, 2021.

Cash provided by financing activities for the year ended December 31, 2018 totaled approximately $82.5 million. This consisted primarily of the proceeds from BPLP's Delayed Draw Facility totaling $500.0 million and net borrowings from BPLP's unsecured senior notes and Revolving Facility, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (dollars and shares / units in thousands):

	December 31, 2018
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,458	154,458	$17,384,248
Common Operating Partnership Units	17,775	17,775	2,000,576	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity		172,233	$19,584,824

Consolidated Debt			$11,007,757
Add:
BXP’s share of unconsolidated joint venture debt (3)			890,574
Subtract:
Partners’ share of Consolidated Debt (4)			(1,204,774)
BXP’s Share of Debt			$10,693,557

Consolidated Market Capitalization			$30,592,581
BXP’s Share of Market Capitalization			$30,278,381
Consolidated Debt/Consolidated Market Capitalization			35.98%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			35.32%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on December 31, 2018 of $112.55.

(2)
Includes 991,577 long-term incentive plan units (including 118,067 2012 OPP Units, 68,889 2013 MYLTIP Units, 23,187 2014 MYLTIP Units and 28,724 2015 MYLTIP Units), but excludes MYLTIP Units granted between 2016 and 2018.

(3)	See page 109 for additional information.

(4)	See page 99 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt;
(2)     the product of (x) the closing price per share of BXP common stock on December 31, 2018, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

(i)	the number of outstanding shares of common stock of BXP,

(ii)	the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),

(iii)	the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and

(iv)	the number of OP Units issuable upon conversion of 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units that were issued in the form of LTIP Units; and
(3)     the aggregate liquidation preference ($2,500 per share) of the outstanding shares of BXP’s 5.25% Series B Cumulative Redeemable Preferred Stock.

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2016, 2017 and 2018 MYLTIP Units (See Note 19 to the Consolidated Financial Statements) are not included in this calculation as of December 31, 2018.
We also present BXP’s Share Debt to BXP's Share of Market Capitalization ratio, which is calculated in the same manner, except that BXP’s Share of Debt is utilized instead of our consolidated debt in both the numerator and the denominator. BXP’s Share of Debt is defined as our consolidated debt plus our share of debt from our unconsolidated joint ventures (calculated based upon our ownership percentage), minus our partners’ share of debt from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests adjusted for basis differentials). Management believes that BXP’s Share of Debt provides useful information to investors regarding our financial condition because it includes our share of debt from unconsolidated joint ventures and excludes our partners’ share of debt from consolidated joint ventures, in each case presented on the same basis. We have several significant joint ventures and presenting various measures of financial condition in this manner can help investors better understand our financial condition and/or results of operations after taking into account our economic interest in these joint ventures.  We caution investors that the ownership percentages used in calculating BXP’s Share of Debt may not completely and accurately depict all of the legal and economic implications of holding an interest in a consolidated or unconsolidated joint venture. For example, in addition to partners’ interests in profits and capital, venture agreements vary in the allocation of rights regarding decision making (both for routine and major decisions), distributions, transferability of interests, liquidations and other matters.  Moreover, in some cases we exercise significant influence over, but do not control, the joint venture in which case GAAP requires that we account for the joint venture entity using the equity method of accounting and we do not consolidate it for financial reporting purposes.  As a result, presentations of BXP’s Share of a financial measure should be considered with and as a supplement to our financial information presented in accordance with GAAP.
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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable, Net” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of December 31, 2018, we had approximately $11.0 billion of outstanding consolidated indebtedness, representing approximately 35.98% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.545 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.04% per annum and maturities in 2020 through 2028, (2) $3.0 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.94% per annum and weighted-average term of 7.2 years and (3) $498.5 million (net of deferred financing fees) outstanding under BPLP's 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at December 31, 2018 and December 31, 2017.

	December 31,
	2018	2017
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,964,572	$2,979,281
Unsecured senior notes, net	7,544,697	7,247,330
Unsecured line of credit	—	45,000
Unsecured term loan, net	498,488	—
Consolidated Debt	11,007,757	10,271,611
Add:
BXP's share of unconsolidated joint venture debt, net (1)	890,574	604,845
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,204,774)	(1,209,280)
BXP’s Share of Debt	$10,693,557	$9,667,176

	December 31,
	2018	2017
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	95.47%	99.56%
Variable rate	4.53%	0.44%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.01%	4.09%
Variable rate	3.36%	2.46%
Total	3.99%	4.08%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.91%	3.98%
Variable rate	3.27%	2.35%
Total	3.88%	3.98%
Weighted-average maturity at end of period (in years):
Fixed rate	6.1	6.4
Variable rate	3.3	4.3
Total	6.0	6.4
_______________

(1)	See page 109 for additional information.

(2)	See page 99 for additional information.
Unsecured Credit Facility
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of the Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permitted BPLP to draw until the first anniversary of the closing date. Based on BPLP’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 82.5 basis points and 90 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.125% per annum.
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP's December 31, 2018 credit rating and matures on April 24, 2022.

As of December 31, 2018, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and letters of credit totaling approximately $214,000 outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility.
As of February 22, 2019, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, approximately $50.0 million of borrowings under its Revolving Facility and letters of credit totaling approximately $214,000 outstanding with the ability to borrow approximately $1.4 billion under the Revolving Facility.
Unsecured Senior Notes, Net
For a description of BPLP's outstanding unsecured senior notes as of December 31, 2018, see Note 7 to the Consolidated Financial Statements.
On November 28, 2018, BPLP completed a public offering of $1.0 billion in aggregate principal amount of its 4.500% unsecured senior notes due 2028. The notes were priced at 99.641% of the principal amount to yield an effective rate (including financing fees) of approximately 4.628% per annum to maturity. The notes will mature on December 1, 2028, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.1 million after deducting underwriting discounts and transaction expenses.
On December 13, 2018, BPLP completed the redemption of $700.0 million in aggregate principal amount of its 5.875% senior notes due October 15, 2019. The redemption price was approximately $722.6 million. The redemption price included approximately $6.6 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 102.28% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $16.5 million, which amount included the payment of the redemption premium totaling approximately $16.0 million.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2018, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2018:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$29,844	$(169)	$29,675	N/A		January 15, 2021
University Place	6.94%	6.99%	5,605	(34)	5,571	N/A		August 1, 2021
			35,449	(203)	35,246	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(29,466)	2,270,534	$908,318	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	659,879	(1,087)	658,792	296,456	(5)	April 10, 2022
			2,959,879	(30,553)	2,929,326	1,204,774
Total			$2,995,328	$(30,756)	$2,964,572	$1,204,774
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions.

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest. The partners' share of the carrying amount has been adjusted for basis differentials.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2018, the maximum funding obligation under the guarantee was approximately $116.1 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 9 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2018 are as follows:

Principal Payments
Year	(in thousands)
2019	$19,670
2020	20,766
2021	40,182
2022	614,710
2023	—
Thereafter	2,300,000
$2,995,328

Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 95.5% of our outstanding debt, excluding our unconsolidated joint ventures, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.
At December 31, 2018, our weighted-average coupon/stated rate on our fixed rate outstanding Consolidated Debt was 3.91% per annum. At December 31, 2018, we had $500.0 million outstanding of consolidated variable rate debt. At December 31, 2018, the GAAP interest rate on our variable rate debt was approximately 3.36% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.0 million, on an annualized basis, for the year ended December 31, 2018.
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
Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$572,347	$451,939	$502,285	$572,606	$433,111
Add:
Preferred dividends	10,500	10,500	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	66,807	52,210	59,260	66,951	50,862
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	—	6	1,023
Noncontrolling interests in property partnerships	62,909	47,832	(2,068)	149,855	30,561
Net income	712,563	562,481	569,977	799,918	526,057
Add:
Depreciation and amortization	645,649	617,547	694,403	639,542	628,573
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(73,880)	(78,190)	(107,087)	(90,832)	(63,303)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	54,352	34,262	26,934	6,556	19,251
Corporate-related depreciation and amortization	(1,634)	(1,986)	(1,568)	(1,503)	(1,361)
Impairment losses	11,812	—	—	—	—
Less:
Gains on sales of real estate	182,356	7,663	80,606	375,895	168,039
Gain on sale of investment in unconsolidated joint venture (1)	—	—	59,370	—	—
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	8,270	—	—	—	—
Noncontrolling interests in property partnerships (3)	62,909	47,832	(2,068)	48,737	30,561
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	—	6	1,023
Preferred dividends	10,500	10,500	10,500	10,500	10,500
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,084,827	1,068,119	1,034,251	918,543	899,094
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	110,338	108,707	106,504	94,828	91,588
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$974,489	$959,412	$927,747	$823,715	$807,506
Our percentage share of Funds from Operations—basic	89.83%	89.82%	89.70%	89.68%	89.81%
Weighted average shares outstanding—basic	154,427	154,190	153,715	153,471	153,089
 _______________

(1)	The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.

(2)	Consists of the portion of income from unconsolidated joint ventures related to the gain on the distribution of Annapolis Junction Building One.

(3)	For the year ended December 31, 2015, excludes the noncontrolling interests in property partnerships’ share of a gain on sale of real estate totaling approximately $101.1 million.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2018		2017		2016		2015		2014
	(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,084,827	171,912	$1,068,119	171,661	$1,034,251	171,361	$918,543	171,139	$899,094	170,453
Effect of Dilutive Securities:
Convertible Preferred Units	—	255	—	200	—	262	—	373	760	312
Stock based compensation and exchangeable senior notes	—	—	—	—	—	—	—	—	—	219
Diluted Funds from Operations	$1,084,827	172,167	$1,068,119	171,861	$1,034,251	171,623	$918,543	171,512	$899,854	170,984
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	110,175	17,485	108,580	17,471	106,341	17,646	94,622	17,668	91,381	17,364
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$974,652	154,682	$959,539	154,390	$927,910	153,977	$823,921	153,844	$808,473	153,620
 _______________

(1)	BXP’s share of diluted Funds from Operations was 89.84%, 89.83%, 89.72%, 89.70% and 89.84% for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the years ended December 31, 2018, 2017, 2016, 2015 and 2014:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,903	$512,866	$575,341	$648,748	$499,129
Add:
Preferred distributions	10,500	10,500	10,500	10,500	10,500
Noncontrolling interest—redeemable preferred units	—	—	—	6	1,023
Noncontrolling interests in property partnerships	62,909	47,832	(2,068)	149,855	30,561
Net income	730,312	571,198	583,773	809,109	541,213
Add:
Real estate depreciation and amortization	637,891	609,407	682,776	631,549	620,064
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(73,880)	(78,190)	(107,087)	(90,832)	(63,303)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	54,352	34,262	26,934	6,556	19,251
Corporate-related depreciation and amortization	(1,634)	(1,986)	(1,568)	(1,503)	(1,361)
Impairment losses	10,181	—	—	—	—
Less:
Gains on sales of real estate	190,716	8,240	82,775	377,093	174,686
Gain on sale of investment in unconsolidated joint venture (1)	—	—	59,370	—	—
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	8,270	—	—	—	—
Noncontrolling interests in property partnerships (3)	62,909	47,832	(2,068)	48,737	30,561
Noncontrolling interest—redeemable preferred units	—	—	—	6	1,023
Preferred distributions	10,500	10,500	10,500	10,500	10,500
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (4)	$1,084,827	$1,068,119	$1,034,251	$918,543	$899,094
Weighted average units outstanding—basic	171,912	171,661	171,361	171,139	170,453
 _______________

(1)	The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.

(2)	Consists of the portion of income from unconsolidated joint ventures related to the gain on the distribution of Annapolis Junction Building One.

(3)	For the year ended December 31, 2015, excludes the noncontrolling interests in property partnerships’ share of a gain on sale of real estate totaling approximately $101.1 million.

(4)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units, vested 2014 MYLTIP Units and vested 2015 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2018		2017		2016		2015		2014
	(Dollars in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,084,827	171,912	$1,068,119	171,661	$1,034,251	171,361	$918,543	171,139	$899,094	170,453
Effect of Dilutive Securities:
Convertible Preferred Units	—	255	—	200	—	262	—	373	760	312
Stock based compensation and exchangeable senior notes	—	—	—	—	—	—	—	—	—	219
Diluted Funds from Operations	$1,084,827	172,167	$1,068,119	171,861	$1,034,251	171,623	$918,543	171,512	$899,854	170,984

Net Operating Income
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the or the fiscal years 2014 through 2018.
Boston Properties, Inc.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$572,347	$451,939	$502,285	$572,606	$433,111
Add:
Preferred dividends	10,500	10,500	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	66,807	52,210	59,260	66,951	50,862
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	—	6	1,023
Noncontrolling interest in property partnerships	62,909	47,832	(2,068)	149,855	30,561
Losses from interest rate contracts	—	—	140	—	—
Interest expense	378,168	374,481	412,849	432,196	455,743
Impairment losses	11,812	—	1,783	—	—
Depreciation and amortization expense	645,649	617,547	694,403	639,542	628,573
Transaction costs	1,604	668	2,387	1,259	3,140
Payroll and related costs from management services contracts	9,590	—	—	—	—
General and administrative expense	121,722	113,715	105,229	96,319	98,937
Less:
Gains (losses) from early extinguishments of debt	(16,490)	496	(371)	(22,040)	(10,633)
Gains (losses) from investments in securities	(1,865)	3,678	2,273	(653)	1,038
Interest and other income	10,823	5,783	7,230	6,777	8,765
Gains on sales of real estate	182,356	7,663	80,606	375,895	168,039
Gain on sale of investment in unconsolidated joint venture	—	—	59,370	—	—
Income from unconsolidated joint ventures	2,222	11,232	8,074	22,770	12,769
Direct reimbursements of payroll and related costs from management services contracts	9,590	—	—	—	—
Development and management services revenue	45,158	34,605	28,284	22,554	25,316
Net Operating Income	$1,649,314	$1,605,435	$1,601,302	$1,563,931	$1,507,156

Boston Properties Limited Partnership

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,903	$512,866	$575,341	$648,748	$499,129
Add:
Preferred distributions	10,500	10,500	10,500	10,500	10,500
Noncontrolling interest—redeemable preferred units	—	—	—	6	1,023
Noncontrolling interest in property partnerships	62,909	47,832	(2,068)	149,855	30,561
Losses from interest rate contracts	—	—	140	—	—
Interest expense	378,168	374,481	412,849	432,196	455,743
Impairment losses	10,181	—	1,783	—	—
Depreciation and amortization expense	637,891	609,407	682,776	631,549	620,064
Transaction costs	1,604	668	2,387	1,259	3,140
Payroll and related costs from management services contracts	9,590	—	—	—	—
General and administrative expense	121,722	113,715	105,229	96,319	98,937
Less:
Gains (losses) from early extinguishments of debt	(16,490)	496	(371)	(22,040)	(10,633)
Gains (losses) from investments in securities	(1,865)	3,678	2,273	(653)	1,038
Interest and other income	10,823	5,783	7,230	6,777	8,765
Gains on sales of real estate	190,716	8,240	82,775	377,093	174,686
Gain on sale of investment in unconsolidated joint venture	—	—	59,370	—	—
Income from unconsolidated joint ventures	2,222	11,232	8,074	22,770	12,769
Direct reimbursements of payroll and related costs from management services contracts	9,590	—	—	—	—
Development and management services revenue	45,158	34,605	28,284	22,554	25,316
Net Operating Income	$1,649,314	$1,605,435	$1,601,302	$1,563,931	$1,507,156

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, losses from interest rate contracts, interest expense, impairment losses, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, interest and other income, gains on sales of real estate, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Contractual Obligations
As of December 31, 2018, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt (1)	$3,767,352	$132,157	$132,153	$149,599	$703,301	$78,890	$2,571,252
Unsecured senior notes (1)	9,242,844	291,363	991,363	1,084,456	216,925	1,684,144	4,974,593
Unsecured line of credit / term loan (1) (2)	554,067	16,350	16,350	16,350	505,017	—	—
Ground leases	640,370	11,425	18,425	25,310	8,894	9,084	567,232
Tenant obligations (3) (4)	569,066	398,068	120,720	39,456	2,710	8,112	—
Construction contracts on development projects (4)	1,559,895	797,151	386,493	187,108	161,872	27,271	—
Capital lease obligations (1)	64,187	(1,394)	10,088	(408)	(1,325)	(1,705)	58,931
Other obligations	5,011	4,923	81	7	—	—	—
Total Contractual Obligations	$16,402,792	$1,650,043	$1,675,673	$1,501,878	$1,597,394	$1,805,796	$8,172,008
 _______________

(1)	Amounts include principal and interest payments.

(2)	Interest payments are calculated using the December 31, 2018 interest rate of 3.27%.

(3)	Committed tenant-related obligations based on executed leases as of December 31, 2018 (tenant improvements and lease commissions).

(4)	Includes 100% of the obligations for our consolidated entities and only our share for the unconsolidated joint ventures.

We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During 2018, we paid approximately $340.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, we and our unconsolidated joint venture partners incurred approximately $513 million of new tenant-related obligations associated with approximately 5.8 million square feet of second generation leases, or approximately $89 per square foot. In addition, we signed leases for approximately 1.4 million square feet at our development properties.  The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2018, we signed leases for approximately 7.2 million square feet of space and incurred aggregate tenant-related obligations of approximately $708 million, or approximately $98 per square foot.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Thirteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2018, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.0 billion (of which our proportionate share is approximately $890.6 million). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2018. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	3.40%	3.51%	$120,000	$(590)	$119,410	$71,646	(2)(3)	June 5, 2023
Santa Monica Business Park	55%	4.06%	4.24%	300,000	(3,435)	296,565	163,110	(2)(4)	July 19, 2025
Market Square North	50%	4.85%	4.91%	118,711	(147)	118,564	59,282		October 1, 2020
Annapolis Junction Building Six	50%	4.47%	4.78%	13,076	(40)	13,036	6,518	(5)	November 17, 2019
Annapolis Junction Building Seven and Eight	50%	4.65%	4.93%	35,445	(94)	35,351	17,676	(6)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	38,956	(361)	38,595	19,297		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(885)	549,115	274,557	(2)	August 9, 2027
Dock 72	50%	4.61%	5.76%	130,772	(6,864)	123,908	61,954	(2)(7)	December 18, 2020
The Hub on Causeway - Podium	50%	4.60%	5.08%	118,032	(2,586)	115,446	57,723	(2)(8)	September 6, 2021
The Hub on Causeway - Residential	50%	4.42%	4.70%	40,469	(1,700)	38,769	19,385	(2)(9)	April 19, 2022
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(261)	104,739	31,422	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(1,072)	223,928	55,982		January 5, 2025
3 Hudson Boulevard	25%	5.83%	5.91%	80,000	(289)	79,711	19,928	(2)(10)	July 13, 2023
Metropolitan Square	20%	5.75%	5.81%	160,605	(133)	160,472	32,094		May 5, 2020
Total				$2,036,066	$(18,457)	$2,017,609	$890,574
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	Mortgage loan bears interest at a variable rate equal to LIBOR plus 1.10% per annum.

(4)
The loan bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. A subsidiary of the joint venture entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts.

(5)
The loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2019, with one, one-year extension option, subject to certain conditions. On January 24, 2019, the joint venture extended the loan maturity to November 17, 2020.

(6)	The loan bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on December 7, 2019, with three, one-year extension options, subject to certain conditions.

(7)	The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020 with two, one-year extension options, subject to certain conditions.

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

(10)
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

Item 7A—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of December 31, 2018. As of December 31, 2018, approximately $10.5 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of December 31, 2018, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.90% (3.27%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2019	2020	2021	2022	2023	2024+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$15,745	$16,841	$36,346	$611,132	$(3,494)	$2,288,002	$2,964,572	$2,903,925
GAAP Average Interest Rate	5.53%	5.55%	6.61%	4.79%	—	3.64%	3.94%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(9,401)	$690,595	$841,899	$(7,635)	$1,493,453	$4,535,786	$7,544,697	$7,469,338
GAAP Average Interest Rate	—	5.71%	4.29%	—	3.73%	3.84%	4.04%
Variable Rate	(460)	(451)	(451)	499,850	—	—	498,488	500,783
Total Debt	$6,344	$707,436	$878,245	$1,103,347	$1,489,959	$6,823,788	$11,007,757	$10,874,046

At December 31, 2018, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.91% per annum. At December 31, 2018, our outstanding variable rate debt based on LIBOR totaled approximately $500.0 million. At December 31, 2018, the coupon/stated rate on our variable rate debt was approximately 3.27% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.0 million, on an annualized basis, for the year ended December 31, 2018.
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
As of the end of Boston Properties, Inc.’s 2018 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2018 was effective.
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
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 115, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Boston Properties Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Boston Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

We have served as the Company’s auditor since 1997.

BOSTON PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share and par value amounts)

	December 31, 2018	December 31, 2017
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,481,015 and $7,172,718 at December 31, 2018 and 2017, respectively)	$21,649,896	$21,096,642
Less: accumulated depreciation (amounts related to VIEs of $(965,500) and $(854,172) at December 31, 2018 and 2017, respectively)	(4,897,777)	(4,589,634)
Total real estate	16,752,119	16,507,008
Cash and cash equivalents (amounts related to VIEs of $296,806 and $304,955 at December 31, 2018 and 2017, respectively)	543,359	434,767
Cash held in escrows	95,832	70,602
Investments in securities	28,198	29,161
Tenant and other receivables, net (amounts related to VIEs of $15,519 and $27,057 at December 31, 2018 and 2017, respectively)	86,629	92,186
Related party note receivable	80,000	—
Note receivable	19,468	—
Accrued rental income, net (amounts related to VIEs of $272,466 and $242,589 at December 31, 2018 and 2017, respectively)	934,896	861,575
Deferred charges, net (amounts related to VIEs of $263,402 and $281,678 at December 31, 2018 and 2017, respectively)	678,724	679,038
Prepaid expenses and other assets (amounts related to VIEs of $26,513 and $33,666 at December 31, 2018 and 2017, respectively)	80,943	77,971
Investments in unconsolidated joint ventures	956,309	619,925
Total assets	$20,256,477	$19,372,233
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,929,326 and $2,939,183 at December 31, 2018 and 2017, respectively)	$2,964,572	$2,979,281
Unsecured senior notes, net	7,544,697	7,247,330
Unsecured line of credit	—	45,000
Unsecured term loan, net	498,488	—
Accounts payable and accrued expenses (amounts related to VIEs of $75,786 and $106,683 at December 31, 2018 and 2017, respectively)	276,645	331,500
Dividends and distributions payable	165,114	139,040
Accrued interest payable	89,267	83,646
Other liabilities (amounts related to VIEs of $200,344 and $164,806 at December 31, 2018 and 2017, respectively)	503,726	443,980
Total liabilities	12,042,509	11,269,777
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2018 and December 31, 2017	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,537,378 and 154,404,186 issued and 154,458,478 and 154,325,286 outstanding at December 31, 2018 and December 31, 2017, respectively	1,545	1,543
Additional paid-in capital	6,407,623	6,377,908
Dividends in excess of earnings	(675,534)	(712,343)
Treasury common stock at cost, 78,900 shares at December 31, 2018 and December 31, 2017	(2,722)	(2,722)
Accumulated other comprehensive loss	(47,741)	(50,429)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,883,171	5,813,957
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	619,352	604,739
Property partnerships	1,711,445	1,683,760
Total equity	8,213,968	8,102,456
Total liabilities and equity	$20,256,477	$19,372,233
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2018	2017	2016
	(in thousands, except for per share amounts)
Revenue
Rental
Base rent	$2,103,723	$2,049,368	$2,017,767
Recoveries from tenants	402,066	367,500	358,975
Parking and other	107,421	105,000	100,910
Total rental revenue	2,613,210	2,521,868	2,477,652
Hotel revenue	49,118	45,603	44,884
Development and management services	45,158	34,605	28,284
Direct reimbursements of payroll and related costs from management services contracts	9,590	—	—
Total revenue	2,717,076	2,602,076	2,550,820
Expenses
Operating
Rental	979,151	929,977	889,768
Hotel	33,863	32,059	31,466
General and administrative	121,722	113,715	105,229
Payroll and related costs from management services contracts	9,590	—	—
Transaction costs	1,604	668	2,387
Depreciation and amortization	645,649	617,547	694,403
Total expenses	1,791,579	1,693,966	1,723,253
Other income (expense)
Income from unconsolidated joint ventures	2,222	11,232	8,074
Gain on sale of investment in unconsolidated joint venture	—	—	59,370
Gains on sales of real estate	182,356	7,663	80,606
Interest and other income	10,823	5,783	7,230
Gains (losses) from investments in securities	(1,865)	3,678	2,273
Impairment losses	(11,812)	—	(1,783)
Interest expense	(378,168)	(374,481)	(412,849)
Gains (losses) from early extinguishments of debt	(16,490)	496	(371)
Losses from interest rate contracts	—	—	(140)
Net income	712,563	562,481	569,977
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(62,909)	(47,832)	2,068
Noncontrolling interest—common units of the Operating Partnership	(66,807)	(52,210)	(59,260)
Net income attributable to Boston Properties, Inc.	582,847	462,439	512,785
Preferred dividends	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties, Inc. common shareholders	$572,347	$451,939	$502,285
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.71	$2.93	$3.27
Weighted average number of common shares outstanding	154,427	154,190	153,715
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.70	$2.93	$3.26
Weighted average number of common and common equivalent shares outstanding	154,682	154,390	153,977

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$712,563	$562,481	$569,977
Other comprehensive income (loss):
Effective portion of interest rate contracts	(3,096)	(6,133)	(47,144)
Amortization of interest rate contracts (1)	6,664	6,033	3,751
Other comprehensive income (loss)	3,568	(100)	(43,393)
Comprehensive income	716,131	562,381	526,584
Net income attributable to noncontrolling interests	(129,716)	(100,042)	(57,192)
Other comprehensive income (loss) attributable to noncontrolling interests	(880)	1,922	5,256
Comprehensive income attributable to Boston Properties, Inc.	$585,535	$464,261	$474,648
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Equity, December 31, 2015	153,580	$1,536	$200,000	$6,305,687	$(780,952)	$(2,722)	$(14,114)	$2,177,492	$7,886,927
Redemption of operating partnership units to common stock	191	2	—	6,459	—	—	—	(6,461)	—
Allocated net income for the year	—	—	—	—	512,785	—	—	57,192	569,977
Dividends/distributions declared	—	—	—	—	(425,527)	—	—	(49,087)	(474,614)
Shares issued pursuant to stock purchase plan	6	—	—	730	—	—	—	—	730
Net activity from stock option and incentive plan	13	—	—	3,979	—	—	—	27,931	31,910
Sale of interests in property partnerships	—	—	—	1,195	—	—	—	(1,195)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	11,951	11,951
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(51,564)	(51,564)
Effective portion of interest rate contracts	—	—	—	—	—	—	(41,502)	(5,642)	(47,144)
Amortization of interest rate contracts	—	—	—	—	—	—	3,365	386	3,751
Reallocation of noncontrolling interest	—	—	—	15,374	—	—	—	(15,374)	—
Equity, December 31, 2016	153,790	1,538	200,000	6,333,424	(693,694)	(2,722)	(52,251)	2,145,629	7,931,924
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	(2,035)
Redemption of operating partnership units to common stock	495	5	—	16,911	—	—	—	(16,916)	—
Allocated net income for the year	—	—	—	—	462,439	—	—	100,042	562,481
Dividends/distributions declared	—	—	—	—	(480,816)	—	—	(54,494)	(535,310)
Shares issued pursuant to stock purchase plan	6	—	—	795	—	—	—	—	795
Net activity from stock option and incentive plan	34	—	—	3,899	—	—	—	33,393	37,292
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	161,585	161,585
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(54,176)	(54,176)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,305)	(2,828)	(6,133)
Amortization of interest rate contracts	—	—	—	—	—	—	5,127	906	6,033
Reallocation of noncontrolling interest	—	—	—	22,879	—	—	—	(22,879)	—
Equity, December 31, 2017	154,325	1,543	200,000	6,377,908	(712,343)	(2,722)	(50,429)	2,288,499	8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—	—	563	5,496
Redemption of operating partnership units to common stock	83	2	—	2,878	—	—	—	(2,880)	—
Allocated net income for the year	—	—	—	—	582,847	—	—	129,716	712,563
Dividends/distributions declared	—	—	—	—	(550,971)	—	—	(62,731)	(613,702)
Shares issued pursuant to stock purchase plan	6	—	—	797	—	—	—	—	797
Net activity from stock option and incentive plan	44	—	—	1,729	—	—	—	36,861	38,590
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	46,701	46,701
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(82,501)	(82,501)
Effective portion of interest rate contracts	—	—	—	—	—	—	(2,781)	(315)	(3,096)
Amortization of interest rate contracts	—	—	—	—	—	—	5,469	1,195	6,664
Reallocation of noncontrolling interest	—	—	—	24,311	—	—	—	(24,311)	—
Equity, December 31, 2018	154,458	$1,545	$200,000	$6,407,623	$(675,534)	$(2,722)	$(47,741)	$2,330,797	$8,213,968
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$712,563	$562,481	$569,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	645,649	617,547	694,403
Impairment losses	11,812	—	1,783
Non-cash compensation expense	40,117	35,361	32,911
Income from unconsolidated joint ventures	(2,222)	(11,232)	(8,074)
Gain on sale of investment in unconsolidated joint venture	—	—	(59,370)
Distributions of net cash flow from operations of unconsolidated joint ventures	6,703	26,858	24,955
Losses (gains) from investments in securities	1,865	(3,678)	(2,273)
Non-cash portion of interest expense	21,303	(1,284)	(35,052)
Settlement of accreted debt discount on redemption of unsecured senior notes	(483)	(1,980)	—
Losses (gains) from early extinguishments of debt	16,490	(496)	371
Gains on sales of real estate	(182,356)	(7,663)	(80,606)
Change in assets and liabilities:
Tenant and other receivables, net	29,204	2,433	3,688
Note receivable	(13)	—	—
Accrued rental income, net	(43,662)	(58,355)	(28,127)
Prepaid expenses and other assets	12,472	51,425	52,923
Accounts payable and accrued expenses	1,353	10,482	15,666
Accrued interest payable	5,237	(160,521)	53,547
Other liabilities	4,955	(44,970)	(106,071)
Tenant leasing costs	(130,742)	(104,429)	(96,103)
Total adjustments	437,682	349,498	464,571
Net cash provided by operating activities	1,150,245	911,979	1,034,548
Cash flows from investing activities:
Acquisitions of real estate	—	(15,953)	(78,000)
Construction in progress	(694,791)	(608,404)	(500,350)
Building and other capital improvements	(189,771)	(222,482)	(150,640)
Tenant improvements	(210,034)	(205,331)	(230,298)
Proceeds from sales of real estate	455,409	29,810	122,750
Capital contributions to unconsolidated joint ventures	(345,717)	(109,015)	(575,795)
Capital distributions from unconsolidated joint ventures	—	251,000	20,440
Proceeds from sale of investment in unconsolidated joint venture	—	—	55,707
Deposit on capital lease	(13,615)	—	—
Issuance of related party note receivable	(80,000)	—	—
Issuance of note receivable	(19,455)	—	—
Investments in securities, net	(902)	(1,669)	(1,161)
Net cash used in investing activities	(1,098,876)	(882,044)	(1,337,347)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	2,300,000	—
Repayments of mortgage notes payable	(18,634)	(1,317,653)	(1,326,865)
Proceeds from unsecured senior notes	996,410	847,935	1,989,790
Redemption of unsecured senior notes	(699,517)	(848,020)	—
Borrowings on unsecured line of credit	745,000	580,000	25,000
Repayments of unsecured line of credit	(790,000)	(535,000)	(25,000)
Proceeds from unsecured term loan	500,000	—	—
Repayments of mezzanine notes payable	—	(306,000)	—
Repayments of outside members’ notes payable	—	(70,424)	—
Payments on capital lease obligations	(1,353)	(493)	(745)
Payments on real estate financing transactions	(960)	(2,840)	(5,260)
Deposit on mortgage note payable interest rate lock	—	(23,200)	—
Return of deposit on mortgage note payable interest rate lock	—	23,200	—
Deferred financing costs	(8,362)	(50,705)	(16,121)
Debt prepayment and extinguishment costs	(15,973)	(12,784)	—
Net proceeds from equity transactions	(730)	241	(271)
Dividends and distributions	(587,628)	(526,578)	(671,626)
Contributions from noncontrolling interests in property partnerships	46,701	52,009	11,951
Distributions to noncontrolling interests in property partnerships	(82,501)	(54,342)	(55,474)
Net cash provided by (used in) financing activities	82,453	55,346	(74,621)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	133,822	85,281	(377,420)
Cash and cash equivalents and cash held in escrows, beginning of year	505,369	420,088	797,508
Cash and cash equivalents and cash held in escrows, end of year	$639,191	$505,369	$420,088

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$434,767	$356,914	$723,718
Cash held in escrows, beginning of period	70,602	63,174	73,790
Cash and cash equivalents and cash held in escrows, beginning of period	$505,369	$420,088	$797,508

Cash and cash equivalents, end of period	$543,359	$434,767	$356,914
Cash held in escrows, end of period	95,832	70,602	63,174
Cash and cash equivalents and cash held in escrows, end of period	$639,191	$505,369	$420,088

Supplemental disclosures:
Cash paid for interest	$416,019	$598,486	$433,591
Interest capitalized	$65,766	$61,070	$39,237
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(135,431)	$(124,891)	$(206,721)
Change in real estate included in accounts payable and accrued expenses	$(44,866)	$27,978	$(1,481)
Real estate acquired through capital lease	$12,397	$28,962	$21,000
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$—	$109,576	$—
Dividends and distributions declared but not paid	$165,114	$139,040	$130,308
Conversions of noncontrolling interests to stockholders’ equity	$2,880	$16,916	$6,461
Issuance of restricted securities to employees and directors	$37,052	$35,989	$33,615

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
As of the end of Boston Properties Limited Partnership’s 2018 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2018 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 124, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Partners of
Boston Properties Limited Partnership:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, partners’ capital and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(in thousands, except for unit amounts)

	December 31, 2018	December 31, 2017
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,481,015 and $7,172,718 at December 31, 2018 and 2017, respectively)	$21,251,540	$20,685,164
Less: accumulated depreciation (amounts related to VIEs of $(965,500) and $(854,172) at December 31, 2018 and 2017, respectively)	(4,800,475)	(4,496,959)
Total real estate	16,451,065	16,188,205
Cash and cash equivalents (amounts related to VIEs of $296,806 and $304,955 at December 31, 2018 and 2017, respectively)	543,359	434,767
Cash held in escrows	95,832	70,602
Investments in securities	28,198	29,161
Tenant and other receivables, net (amounts related to VIEs of $15,519 and $27,057 at December 31, 2018 and 2017, respectively)	86,629	92,186
Related party note receivable	80,000	—
Note receivable	19,468	—
Accrued rental income, net (amounts related to VIEs of $272,466 and $242,589 at December 31, 2018 and 2017, respectively)	934,896	861,575
Deferred charges, net (amounts related to VIEs of $263,402 and $281,678 at December 31, 2018 and 2017, respectively)	678,724	679,038
Prepaid expenses and other assets (amounts related to VIEs of $26,513 and $33,666 at December 31, 2018 and 2017, respectively)	80,943	77,971
Investments in unconsolidated joint ventures	956,309	619,925
Total assets	$19,955,423	$19,053,430
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,929,326 and $2,939,183 at December 31, 2018 and 2017, respectively)	$2,964,572	$2,979,281
Unsecured senior notes, net	7,544,697	7,247,330
Unsecured line of credit	—	45,000
Unsecured term loan, net	498,488	—
Accounts payable and accrued expenses (amounts related to VIEs of $75,786 and $106,683 at December 31, 2018 and 2017, respectively)	276,645	331,500
Dividends and distributions payable	165,114	139,040
Accrued interest payable	89,267	83,646
Other liabilities (amounts related to VIEs of $200,344 and $164,806 at December 31, 2018 and 2017, respectively)	503,726	443,980
Total liabilities	12,042,509	11,269,777
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,783,558 and 16,810,378 common units and 991,577 and 818,343 long term incentive units outstanding at redemption value at December 31, 2018 and December 31, 2017, respectively	2,000,591	2,292,263
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2018 and December 31, 2017	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,722,336 and 1,719,540 general partner units and 152,736,142 and 152,605,746 limited partner units outstanding at December 31, 2018 and December 31, 2017, respectively	4,054,996	3,664,436
Accumulated other comprehensive loss	(47,741)	(50,429)
Total partners' capital	4,200,878	3,807,630
Noncontrolling interests in property partnerships	1,711,445	1,683,760
Total capital	5,912,323	5,491,390
Total liabilities and capital	$19,955,423	$19,053,430
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2018	2017	2016
	(in thousands, except for per unit amounts)
Revenue
Rental
Base rent	$2,103,723	$2,049,368	$2,017,767
Recoveries from tenants	402,066	367,500	358,975
Parking and other	107,421	105,000	100,910
Total rental revenue	2,613,210	2,521,868	2,477,652
Hotel revenue	49,118	45,603	44,884
Development and management services	45,158	34,605	28,284
Direct reimbursements of payroll and related costs from management services contracts	9,590	—	—
Total revenue	2,717,076	2,602,076	2,550,820
Expenses
Operating
Rental	979,151	929,977	889,768
Hotel	33,863	32,059	31,466
General and administrative	121,722	113,715	105,229
Payroll and related costs from management services contracts	9,590	—	—
Transaction costs	1,604	668	2,387
Depreciation and amortization	637,891	609,407	682,776
Total expenses	1,783,821	1,685,826	1,711,626
Other income (expense)
Income from unconsolidated joint ventures	2,222	11,232	8,074
Gain on sale of investment in unconsolidated joint venture	—	—	59,370
Gains on sales of real estate	190,716	8,240	82,775
Interest and other income	10,823	5,783	7,230
Gains (losses) from investments in securities	(1,865)	3,678	2,273
Impairment losses	(10,181)	—	(1,783)
Interest expense	(378,168)	(374,481)	(412,849)
Gains (losses) from early extinguishments of debt	(16,490)	496	(371)
Losses from interest rate contracts	—	—	(140)
Net income	730,312	571,198	583,773
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(62,909)	(47,832)	2,068
Net income attributable to Boston Properties Limited Partnership	667,403	523,366	585,841
Preferred distributions	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,903	$512,866	$575,341
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.82	$2.99	$3.36
Weighted average number of common units outstanding	171,912	171,661	171,361
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.81	$2.98	$3.35
Weighted average number of common and common equivalent units outstanding	172,167	171,861	171,623

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$730,312	$571,198	$583,773
Other comprehensive income (loss):
Effective portion of interest rate contracts	(3,096)	(6,133)	(47,144)
Amortization of interest rate contracts (1)	6,664	6,033	3,751
Other comprehensive income (loss)	3,568	(100)	(43,393)
Comprehensive income	733,880	571,098	540,380
Comprehensive income attributable to noncontrolling interests	(63,485)	(45,704)	2,945
Comprehensive income attributable to Boston Properties Limited Partnership	$670,395	$525,394	$543,325
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

Total Partners’ Capital
(in thousands)
Balance at December 31, 2015	$3,684,522
Contributions	3,144
Net income allocable to general and limited partner units	526,581
Distributions	(425,527)
Other comprehensive loss	(38,137)
Unearned compensation	2,760
Conversion of redeemable partnership units	6,461
Adjustment to reflect redeemable partnership units at redemption value	51,913
Balance at December 31, 2016	3,811,717
Cumulative effect of a change in accounting principle	(272)
Contributions	4,937
Net income allocable to general and limited partner units	471,156
Distributions	(480,816)
Other comprehensive income	1,822
Unearned compensation	(243)
Conversion of redeemable partnership units	16,916
Adjustment to reflect redeemable partnership units at redemption value	(17,587)
Balance at December 31, 2017	3,807,630
Cumulative effect of a change in accounting principle	4,933
Contributions	1,642
Net income allocable to general and limited partner units	600,596
Distributions	(550,971)
Other comprehensive income	2,688
Unearned compensation	884
Conversion of redeemable partnership units	2,880
Adjustment to reflect redeemable partnership units at redemption value	330,596
Balance at December 31, 2018	$4,200,878

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income	$730,312	$571,198	$583,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	637,891	609,407	682,776
Impairment losses	10,181	—	1,783
Non-cash compensation expense	40,117	35,361	32,911
Income from unconsolidated joint ventures	(2,222)	(11,232)	(8,074)
Gain on sale of investment in unconsolidated joint venture	—	—	(59,370)
Distributions of net cash flow from operations of unconsolidated joint ventures	6,703	26,858	24,955
Losses (gains) from investments in securities	1,865	(3,678)	(2,273)
Non-cash portion of interest expense	21,303	(1,284)	(35,052)
Settlement of accreted debt discount on redemption of unsecured senior notes	(483)	(1,980)	—
Losses (gains) from early extinguishments of debt	16,490	(496)	371
Gains on sales of real estate	(190,716)	(8,240)	(82,775)
Change in assets and liabilities:
Tenant and other receivables, net	29,204	2,433	3,688
Note receivable	(13)	—	—
Accrued rental income, net	(43,662)	(58,355)	(28,127)
Prepaid expenses and other assets	12,472	51,425	52,923
Accounts payable and accrued expenses	1,353	10,482	15,666
Accrued interest payable	5,237	(160,521)	53,547
Other liabilities	4,955	(44,970)	(106,071)
Tenant leasing costs	(130,742)	(104,429)	(96,103)
Total adjustments	419,933	340,781	450,775
Net cash provided by operating activities	1,150,245	911,979	1,034,548
Cash flows from investing activities:
Acquisitions of real estate	—	(15,953)	(78,000)
Construction in progress	(694,791)	(608,404)	(500,350)
Building and other capital improvements	(189,771)	(222,482)	(150,640)
Tenant improvements	(210,034)	(205,331)	(230,298)
Proceeds from sales of real estate	455,409	29,810	122,750
Capital contributions to unconsolidated joint ventures	(345,717)	(109,015)	(575,795)
Capital distributions from unconsolidated joint ventures	—	251,000	20,440
Proceeds from sale of investment in unconsolidated joint venture	—	—	55,707
Deposit on capital lease	(13,615)	—	—
Issuance of related party note receivable	(80,000)	—	—
Issuance of note receivable	(19,455)	—	—
Investments in securities, net	(902)	(1,669)	(1,161)
Net cash used in investing activities	(1,098,876)	(882,044)	(1,337,347)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	2,300,000	—
Repayments of mortgage notes payable	(18,634)	(1,317,653)	(1,326,865)
Proceeds from unsecured senior notes	996,410	847,935	1,989,790
Redemption/repurchase of unsecured senior notes	(699,517)	(848,020)	—
Borrowings on unsecured line of credit	745,000	580,000	25,000
Repayments of unsecured line of credit	(790,000)	(535,000)	(25,000)
Proceeds from unsecured term loan	500,000	—	—
Repayments of mezzanine notes payable	—	(306,000)	—
Repayments of outside members’ notes payable	—	(70,424)	—
Payments on capital lease obligations	(1,353)	(493)	(745)
Payments on real estate financing transactions	(960)	(2,840)	(5,260)
Deposit on mortgage note payable interest rate lock	—	(23,200)	—
Return of deposit on mortgage note payable interest rate lock	—	23,200	—
Deferred financing costs	(8,362)	(50,705)	(16,121)
Debt prepayment and extinguishment costs	(15,973)	(12,784)	—
Net proceeds from equity transactions	(730)	241	(271)
Distributions	(587,628)	(526,578)	(671,626)
Contributions from noncontrolling interests in property partnerships	46,701	52,009	11,951
Distributions to noncontrolling interests in property partnerships	(82,501)	(54,342)	(55,474)
Net cash provided by (used in) financing activities	82,453	55,346	(74,621)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	133,822	85,281	(377,420)
Cash and cash equivalents and cash held in escrows, beginning of year	505,369	420,088	797,508
Cash and cash equivalents and cash held in escrows, end of year	$639,191	$505,369	$420,088

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$434,767	$356,914	$723,718
Cash held in escrows, beginning of period	70,602	63,174	73,790
Cash and cash equivalents and cash held in escrows, beginning of period	$505,369	$420,088	$797,508

Cash and cash equivalents, end of period	$543,359	$434,767	$356,914
Cash held in escrows, end of period	95,832	70,602	63,174
Cash and cash equivalents and cash held in escrows, end of period	$639,191	$505,369	$420,088

Supplemental disclosures:
Cash paid for interest	$416,019	$598,486	$433,591
Interest capitalized	$65,766	$61,070	$39,237
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(135,431)	$(123,714)	$(202,388)
Change in real estate included in accounts payable and accrued expenses	$(44,866)	$27,978	$(1,481)
Real estate acquired through capital lease	$12,397	$28,962	$21,000
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$—	$109,576	$—
Distributions declared but not paid	$165,114	$139,040	$130,308
Conversions of redeemable partnership units to partners’ capital	$2,880	$16,916	$6,461
Issuance of restricted securities to employees and directors	$37,052	$35,989	$33,615

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership and at December 31, 2018 owned an approximate 89.7% (89.7% at December 31, 2017) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015, 2016, 2017 and 2018 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units expired on February 6, 2015, February 4, 2016, February 3, 2017 and February 4, 2018, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2016, 2017 and 2018 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units, the 2013 MYLTIP Units, the 2014 MYLTIP Units and the 2015 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2016, 2017 and 2018 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units, the 2013 MYLTIP Units, the 2014 MYLTIP Units and the 2015 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 10, 16 and 19).
At December 31, 2018, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 11).
Properties
At December 31, 2018, the Company owned or had interests in a portfolio of 197 commercial real estate properties (the “Properties”) aggregating approximately 51.6 million net rentable square feet of primarily Class A office properties, including 11 properties under construction/redevelopment totaling approximately 5.3 million net rentable square feet. At December 31, 2018, the Properties consisted of:

•	178 office properties (including nine properties under construction/redevelopment);

•	twelve retail properties;

•	six residential properties (including two properties under construction); and

•	one hotel.
The Company considers Class A office properties to be well located buildings that are professionally managed and maintained, attract high-quality tenants and command upper-tier rental rates, and that are modern structures or have been modernized to compete with newer buildings.
Basis of Presentation
The accompanying consolidated financial statements are presented using the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. Boston Properties, Inc. does not have any other significant assets, liabilities or operations, other than its investment in Boston Properties Limited Partnership, nor does it have employees of its own. Boston Properties Limited Partnership, not Boston Properties, Inc., generally executes all significant business relationships other than transactions involving securities of Boston Properties, Inc. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.
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
Consolidated VIEs are those where the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for seven of the ten entities that are VIEs.
Consolidated Variable Interest Entities
As of December 31, 2018, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs are the following six in-service properties: 767 Fifth Avenue (the General Motors Building), Time Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building, 100 Federal Street and Salesforce Tower.
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities (i.e., excluding Boston Properties Limited Partnership's interest), are reflected as noncontrolling interests in property partnerships in the accompanying Consolidated Financial Statements (See Note 10).
In addition, Boston Properties, Inc.’s only significant asset is its investment in Boston Properties Limited Partnership and, consequently, substantially all of Boston Properties, Inc.’s assets and liabilities are the assets and liabilities of Boston Properties Limited Partnership.

Variable Interest Entities Not Consolidated
The Company has determined that its 7750 Wisconsin Avenue LLC and Office Tower Developer LLC joint ventures, which own 7750 Wisconsin Avenue and 100 Causeway Street (which is the office component of The Hub on Causeway mixed-use development project), respectively, are VIEs. The Company also determined that the landlord entity for its Platform 16 ground lease is a VIE. The Company does not consolidate these entities as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
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
Real estate is stated at depreciated cost. A variety of costs are incurred in the acquisition, development and leasing of properties. The cost of buildings and improvements includes the purchase price of property, legal fees and other acquisition costs. The Company capitalizes acquisition costs that it incurs to effect an asset acquisition and expenses acquisition costs that it incurs to effect a business combination, including legal, due diligence and other closing related costs. Costs directly related to the development of properties are capitalized. Capitalized development costs include interest, internal wages, property taxes, insurance, and other project costs incurred during the period of development. After the determination is made to capitalize a cost, it is allocated to the specific component of the project that benefited from the investment. Determination of when a development project commences and capitalization begins, and when a development project is substantially complete and held available for occupancy and capitalization must cease, involves a degree of judgment. The Company’s capitalization policy on development properties follows the guidance in ASC 835-20 “Capitalization of Interest” and ASC 970 “Real Estate-General.” The costs of land and buildings under development include specifically identifiable costs.
Capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2018, 2017 and 2016 were approximately $65.8 million, $61.1 million and $39.2 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2018, 2017 and 2016 were approximately $12.5 million, $13.2 million and $11.1 million, respectively.
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
Investments in Securities
The Company accounts for investments in trading securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The designation of trading securities is generally determined at acquisition. The Company maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2018 and 2017, the Company had maintained approximately $28.2 million and $29.2 million, respectively, in a separate account, which is not restricted as to its use. The Company recognized gains (losses) of approximately $(1.9) million, $3.7 million and $2.3 million on its investments in the account associated with the Company’s deferred compensation plan during the years ended December 31, 2018, 2017 and 2016, respectively.
Tenant and Other Receivables
Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.
Notes Receivable
The Company accounts for notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
Deferred Charges
Deferred charges include leasing costs and certain financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage, legal, internal leasing employee salaries and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Unamortized leasing costs are charged to expense upon the early termination of the lease. Fully amortized deferred leasing costs are removed from the books upon the expiration of the lease. Internal leasing salaries and related costs capitalized for the years ended December 31, 2018, 2017 and 2016 were approximately $5.4 million, $5.0 million and $7.2 million, respectively (see New Accounting Pronouncements Issued but not yet Adopted “Leases”). Financing fees included in deferred charges consist of external fees and costs incurred to obtain the Company's revolving facility and if applicable, the delayed draw facility and construction financing arrangements where there are not sufficient amounts outstanding. Such financing costs have been deferred and are being amortized over the terms of the respective financing and included within interest expense. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred financing costs are removed from the books upon the maturity of the debt.
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
To the extent that the Company contributed assets to a joint venture, the Company’s investment in the joint venture was recorded at the Company’s cost basis in the assets that were contributed to the joint venture. To the extent that the Company’s cost basis is different than the basis reflected at the joint venture level, the basis difference is amortized over the life of the related asset and included in the Company’s share of equity in net income of the joint venture. In accordance with the provisions of ASC 610-20 “Gains and Losses from the Derecognition of Nonfinancial Assets” (“ASC 610-20”), the Company will recognize a full gain on both the retained and sold portions of real estate contributed or sold to a joint venture by recognizing its new equity method investment interest at fair value.
The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 5.
Revenue Recognition
In general, the Company commences rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $51.9 million, $54.8 million and $31.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.

In accordance with ASC 805, the Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $23.8 million, $23.5 million and $30.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2019	$7,099	$27,327
2020	5,394	10,462
2021	2,988	6,348
2022	314	5,669
2023	168	5,558
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. The Company recognizes these reimbursements on a gross basis, as the Company obtains control of the goods and services before they are transferred to the tenant. The Company also receives reimbursements of payroll and payroll related costs from third parties that the Company reflects on a gross basis.
The Company’s parking revenue is derived primarily from monthly and transient daily parking. In addition, the Company has certain lease arrangements for parking accounted for under the guidance in ASC 840 “Leases” (“ASC 840”). The monthly and transient daily parking revenue falls within the scope of ASC 606 “Revenue from Contracts with Customers” (“ASC 606”) and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied (see New Accounting Pronouncements Adopted “Revenue from Contracts with Customers”).
The Company’s hotel revenue is derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenue is recognized as the hotel rooms are occupied and the services are rendered to the hotel customers (see New Accounting Pronouncements Adopted “Revenue from Contracts with Customers”).
The Company earns management and development fees. Development and management services revenue is earned from unconsolidated joint venture entities and third-party property owners. The Company determined that the performance obligations associated with its development services contracts are satisfied over time and that the Company would recognize its development services revenue under the output method evenly over time from the development commencement date through the substantial completion date of the development management services project due to the stand-ready nature of the contracts. Significant judgments impacting the amount and timing of revenue recognized from the Company's development services contracts include estimates of total development project costs from which the fees are typically derived and estimates of the period of time until substantial completion of the development project, the period of time over which the development services are required to be performed. The Company recognizes development fees earned from unconsolidated joint venture projects equal to its cost plus profit to the extent of the third party partners’ ownership interest. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents (see New Accounting Pronouncements Adopted “Revenue from Contracts with Customers”).
Gains on sales of real estate are recognized pursuant to the provisions included in ASC 610-20. Under ASC 610-20, the Company must first determine whether the transaction is a sale to a customer or non-customer. The Company typically sells real estate on a selective basis and not within the ordinary course of its business and therefore expects that its sale transactions will not be contracts with customers. The Company next determines whether it has a controlling financial interest in the property after the sale, consistent with the consolidation model in ASC 810 "Consolidation" (“ASC 810”). If the Company determines that it does not have a controlling financial interest in the real estate, it evaluates whether a contract exists under ASC 606 and whether the buyer has obtained control of the asset that was sold. The Company recognizes a full gain on sale of real estate when the derecognition criteria under ASC 610-20 have been met (see New Accounting Pronouncements Adopted “Sales of Real Estate”).

Ground Leases
The Company has non-cancelable ground lease obligations with various initial term expiration dates through 2114. The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. The future contractual minimum lease payments to be made by the Company as of December 31, 2018, under non-cancelable ground leases which expire on various dates through 2114, are as follows:

Years Ending December 31,	(in thousands)
2019	$11,425
2020	18,425
2021	25,310
2022	8,894
2023	9,084
Thereafter	567,232

Capital Leases
The Company has four capital lease obligations with various initial term expiration dates through 2036. The following reflects the gross amount of assets recorded under capital leases by asset class at December 31, 2018 and December 31, 2017 (in thousands):

	December 31,
	2018	2017
Land held for future development	$12,397	$—
Buildings and improvements	23,636	23,636
Construction in progress	28,962	28,962
Total	$64,995	$52,598
The future minimum lease payments, as of December 31, 2018, related to the four capital leases, through 2036 are as follows:

Years Ending December 31,	(in thousands)
2019	$1,441
2020	12,682
2021	2,123
2022	1,253
2023	944
Thereafter	73,241
Total expected minimum lease payments	91,684
Interest portion	(27,497)
Present value of expected net minimum lease payments	$64,187
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
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a Level 1 basis (as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”)) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in ASC 820) if trading volumes are low. The Company determines the fair value of its related party note receivable, note receivable and mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on note receivables / mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s related party note receivable, note receivable, and mortgage notes payable are categorized at a Level 3 basis (as defined in ASC 820) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit or unsecured term loan, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and Boston Properties Limited Partnership's specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input.
Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s related party note receivable, note receivable, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018		December 31, 2017
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable	$80,000	$80,000	$—	$—
Note receivable	19,468	19,468	—	—
Total	$99,468	$99,468	$—	$—

Mortgage notes payable, net	$2,964,572	$2,903,925	$2,979,281	$3,042,920
Unsecured senior notes, net	7,544,697	7,469,338	7,247,330	7,461,615
Unsecured line of credit	—	—	45,000	45,000
Unsecured term loan, net	498,488	500,783	—	—
Total	$11,007,757	$10,874,046	$10,271,611	$10,549,535

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
Derivative Instruments and Hedging Activities
Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company accounts for both the effective and ineffective portions of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassifies the fair value of the derivative to earnings over the term that the hedged transaction affects earnings and in the same line item as the hedged transaction within the statements of operations (see New Accounting Pronouncements Adopted “Derivatives and Hedging”).
Stock-Based Employee Compensation Plans
At December 31, 2018, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.
Reclassification
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
New Accounting Pronouncements Adopted
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which supersedes most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying ASU 2014-09, companies will perform a five-step analysis of transactions to determine when and how revenue is recognized. The five-step analysis consists of the following: (i) identifying the contract with a customer, (ii) identifying the performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations in the contract and (v) recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB’s ASC. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” (“ASU 2015-14”), which delayed the effective date of ASU 2014-09 by one year making it effective for the first interim period within annual reporting periods beginning after December 15, 2017. Early adoption was permitted as of the original effective date. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). ASU 2016-12 is intended to clarify and provide practical expedients for certain aspects of ASU 2014-09 and notes that lease contracts with customers are a scope exception. ASU 2014-09 was effective for the Company for reporting periods beginning after December 15, 2017.
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
The Company disaggregates its revenue by source within its Consolidated Statements of Operations. As an owner and operator of real estate, the Company derives the majority of its revenue from leasing space to tenants at its properties. As a result, the majority of the Company’s revenue is accounted for pursuant to ASC 840 and is reflected within Base Rent in the Consolidated Statements of Operations. In addition, the Company earns revenue from recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs. Revenue from recoveries from tenants is recognized under the guidance within ASC 840 until the adoption of ASC 842 “Leases” in 2019 at which time it may fall within the guidance under ASC 606 (see New Accounting Pronouncements Issued but not yet Adopted “Leases”).
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
ASU 2014-09 also updates the principal versus agent considerations and, as a result, the Company determined that amounts reimbursed for payroll and related costs received from unconsolidated joint venture entities and third party property owners in connection with management services contracts should be reflected on a gross basis instead of on a net basis as the Company has determined that it is the principal under these arrangements. During the year ended December 31, 2018, the Company recognized approximately $9.6 million of expenses consisting of payroll and related costs from management services contracts and recognized corresponding revenue of approximately $9.6 million reflecting the direct reimbursements of such costs from the unconsolidated joint venture entities and third-party property owners.
Financial Instruments
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for the Company for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-01 effective January 1, 2018. The adoption of ASU 2016-01 did not have a material impact on the Company’s consolidated financial statements.
Statement of Cash Flows
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The areas addressed in the new guidance related to debt prepayment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned and bank-owned life insurance policies, distributions received from equity method investments, beneficial interest in securitization transactions, and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 was effective for the Company for reporting periods beginning after December 15, 2017, with early adoption permitted (provided that all of the amendments are adopted in the same period), and was required to be applied retrospectively to all periods presented. The Company adopted ASU 2016-15 effective January 1, 2018. The adoption of ASU 2016-15 resulted in the classification of debt prepayment and extinguishment costs totaling approximately $16.0 million as a component of financing activities instead of as a component of operating activities in the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2018. The adoption of ASU 2016-15 resulted in the retrospective classification of debt prepayment and extinguishment costs totaling approximately $12.8 million as a component of financing activities instead of as a component of operating activities in the Company's Consolidated Statements of Cash Flows for the year ended December 31, 2017.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2016-18”). ASU 2016-18 requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 also requires a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances are required to disclose the nature of the restrictions. ASU 2016-18 was effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and is required to be applied retrospectively to all periods presented. The Company adopted ASU 2016-18 effective January 1, 2018. The retrospective adoption of ASU 2016-18 resulted in an increase to net cash provided by operating activities totaling approximately $4.5 million, a decrease to net cash used in investing activities totaling approximately $15.8 million, a decrease to net cash provided by financing activities totaling approximately $12.9 million, and a corresponding increase to the net increase in cash and cash equivalents and cash held in escrows totaling approximately $7.4 million from amounts previously reported for the year ended December 31, 2017. The retrospective adoption of ASU 2016-18 resulted in a decrease to net cash provided by operating activities totaling approximately $2.3 million, an increase to net cash used in investing activities totaling approximately $8.3 million, no change to net cash used in financing activities, and a corresponding increase to the net decrease in cash and cash equivalents and cash held in escrows totaling approximately $10.6 million from amounts previously reported for the year ended December 31, 2016. Cash held in escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. Cash held in escrows also include cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code of 1986, as amended, in connection with sales of the Company’s properties.
Business Combinations
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
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”). ASU 2017-12 was issued with the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. ASU 2017-12 also makes certain targeted improvements to simplify the application of the hedge accounting guidance. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2017-12 effective January 1, 2018. The adoption of ASU 2017-12 did not have a material impact on the Company's consolidated financial statements. As of December 31, 2018, the Company does not have any outstanding hedges, but continues to reclassify into earnings as an increase primarily to interest expense approximately $1.7 million per quarter relating to previously settled interest rate contracts.

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
The Company adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. For purposes of transition, the Company did not elect the hindsight practical expedient but did elect the practical expedient package, which has been applied consistently to all of its leases. The practical expedient package did not require the Company to reassess the following: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. This allows the Company to continue to account for its ground leases as operating leases, however, any new or renewed ground leases may be classified as financing leases unless they meet certain conditions. The Company does expect to record an adjustment to the opening balance of retained earnings of approximately $4.0 million related to initial direct costs that, as of January 1, 2019, had not started to amortize and would no longer be allowed to be capitalized in accordance with ASC 842.
Lessor perspective - ASU 2018-11 provides lessors a practical expedient to not separate nonlease components from the associated lease component if certain criteria stated above are met. The Company assessed these criteria and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. The Company determined that the predominate component was the lease component and as such the leases will continue to qualify as operating leases and the Company will account for and present the lease component and the nonlease component as a single component on its Consolidated Statements of Operations beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2019.
In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, the Company will no longer be able to capitalize non-incremental legal costs and internal leasing wages and instead will be required to expense these and other non-incremental costs as incurred.
Lessee perspective - For leases in which the Company is the lessee, primarily consisting of ground leases, the Company will recognize a right-of-use asset and a lease liability equal to the present value of the minimum lease payments in accordance with the prior lease accounting guidance. From a lessee perspective, the adoption on January 1, 2019 will result in the recognition of a right-of-use (“ROU”) asset and lease liability for four leases of approximately

$148.8 million and $199.7 million, respectively. A ROU asset and lease liability will be presented on the Company’s Consolidated Balance Sheets beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2019.
The adoption of this standard will also result in additional quantitative and qualitative footnote disclosures beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2019.
In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842.  An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for ASU 2018-01 are the same as the effective date and transition requirements in ASU 2016-02. The Company adopted ASU 2018-01 on January 1, 2019. The Company elected to utilize the practical expedient and has created procedures and controls to monitor new or modified land easements.
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
In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASC 326-20, “Financial Instruments - Credit Losses - Measured at Amortized Cost,” which includes financial assets measured at amortized cost basis, including net investments in leases arising from sales-type and direct financing leases. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, “Leases.” ASU 2018-19 is effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is assessing the potential impact that the adoption of ASU 2018-19 will have on its consolidated financial statements.
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
Derivatives and Hedging
In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 permits the use of the overnight index swap rate based on the Secured Overnight Financing Rate (“SOFR”) to be used as a U.S. benchmark interest rate for purposes of applying hedge accounting under ASC 815. ASU 2018-16 is effective for the Company, which has already adopted ASU 2017-12, for reporting periods beginning after December 15, 2018 and is required to be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The adoption of ASU 2018-16 will not have a material impact on the Company's consolidated financial statements.

Consolidation
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is assessing the potential impact that the adoption of ASU 2018-17 will have on its consolidated financial statements.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2018			2017			2016
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.79		78.17%	$2.86		98.29%	$2.76		90.51%
Capital gain income	0.78		21.83%	0.05		1.71%	0.29		9.49%
Total	$3.57	(1)	100.00%	$2.91	(2)	100.00%	$3.05	(3)	100.00%
 _____________

(1)
The fourth quarter 2018 regular quarterly dividend was $0.95 per common share of which approximately $0.69 per common share was allocable to 2018 and approximately $0.26 per common share is allocable to 2019.

(2)
The fourth quarter 2017 regular quarterly dividend was $0.80 per common share of which approximately $0.47 per common share was allocable to 2017 and approximately $0.33 per common share is allocable to 2018.

(3)
The fourth quarter 2016 regular quarterly dividend was $0.75 per common share of which approximately $0.56 per common share was allocable to 2016 and approximately $0.19 per common share is allocable to 2017.

Income Taxes
Boston Properties, Inc. has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties, Inc.’s consolidated taxable REIT subsidiaries. Boston Properties, Inc.’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties, Inc. has no uncertain tax positions recognized as of December 31, 2018 and 2017.
The Company owns a hotel property that it leases to one of its taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable

REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties, Inc. has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.
Certain entities included in Boston Properties, Inc.’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
Boston Properties Limited Partnership
Income Taxes
The partners are required to report their respective share of Boston Properties Limited Partnership’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties Limited Partnership’s consolidated taxable REIT subsidiaries. Boston Properties Limited Partnership’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties Limited Partnership has no uncertain tax positions recognized as of December 31, 2018 and 2017.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties Limited Partnership has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.
Certain entities included in Boston Properties Limited Partnership’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at December 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Land	$5,072,568	$5,080,679
Land held for future development (1)	200,498	204,925
Buildings and improvements	13,356,751	12,284,164
Tenant improvements	2,396,932	2,219,608
Furniture, fixtures and equipment	44,351	37,928
Construction in progress	578,796	1,269,338
Total	21,649,896	21,096,642
Less: Accumulated depreciation	(4,897,777)	(4,589,634)
	$16,752,119	$16,507,008
_______________

(1)	Includes pre-development costs.

Boston Properties Limited Partnership
Real estate consisted of the following at December 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Land	$4,971,475	$4,976,303
Land held for future development (1)	200,498	204,925
Buildings and improvements	13,059,488	11,977,062
Tenant improvements	2,396,932	2,219,608
Furniture, fixtures and equipment	44,351	37,928
Construction in progress	578,796	1,269,338
Total	21,251,540	20,685,164
Less: Accumulated depreciation	(4,800,475)	(4,496,959)
	$16,451,065	$16,188,205
_______________

(1)	Includes pre-development costs.
Development/Redevelopment
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
On November 9, 2018, the Company completed and fully placed in-service 191 Spring Street, a Class A office redevelopment project with approximately 171,000 square feet located in Lexington, Massachusetts.
On December 1, 2018, a consolidated entity in which the Company has a 95% interest completed and fully placed in-service Salesforce Tower, a Class A office project with approximately 1,421,000 net rentable square feet located in San Francisco, California (See Notes 10 and 19).
Ground Lease
On November 29, 2018, the Company executed a 65-year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California, which will support approximately 1.1 million square feet of commercial office space. The ground lease provides the Company with the right to purchase the land during a 12-

month period commencing in the 13th month following the rent commencement date at a purchase price of approximately $134.8 million. The Company made a deposit totaling $15.0 million, which deposit may only be credited against the purchase price of the land. The Company’s option to purchase the land is considered a bargain purchase option and as a result, the Company has concluded that the lease should be accounted for as a capital lease. At the inception of the ground lease only a portion of the land was available for lease from the lessor (See Note 19). As a result, the Company recorded an approximately $12.4 million capital lease asset and liability, which is reflected within Real Estate (Land Held for Future Development) and Other Liabilities on the Company’s Consolidated Balance Sheets, reflecting the portion of the land available for lease from the lessor under the ground lease. Capital lease assets and liabilities are accounted for at the lower of fair market value or the present value of future minimum lease payments. The capital lease is for land only. Therefore, the Company will not depreciate the capital lease asset because land is assumed to have an indefinite life.
As of November 29, 2018, future minimum lease payments related to the recognized portion of the capital lease are as follows (in thousands):

Period from November 29, 2018 through December 31, 2018	$1,385
2019	427
2020	11,132
Total expected minimum lease payments	12,944
Interest portion	(547)
Present value of expected net minimum lease payments	$12,397
Dispositions
On January 9, 2018, the Company completed the sale of its 500 E Street, S.W. property located in Washington, DC for a net contract sale price of approximately $118.6 million. Net cash proceeds totaled approximately $116.1 million, resulting in a gain on sale of real estate totaling approximately $96.4 million for Boston Properties, Inc. and approximately $98.9 million for Boston Properties Limited Partnership. 500 E Street, S.W. is an approximately 262,000 net rentable square foot Class A office property. 500 E Street, S.W. contributed approximately $0.1 million of net income to the Company for the period from January 1, 2018 through January 8, 2018 and contributed approximately $6.5 million and $7.6 million of net income to the Company for the years ended December 31, 2017 and 2016, respectively.
On May 24, 2018, the Company completed the sale of its 91 Hartwell Avenue property located in Lexington, Massachusetts for a gross sale price of approximately $22.2 million. Net cash proceeds totaled approximately $21.7 million, resulting in a gain on sale of real estate totaling approximately $15.5 million for Boston Properties, Inc. and approximately $15.9 million for Boston Properties Limited Partnership. 91 Hartwell Avenue is an approximately 119,000 net rentable square foot Class A office property. 91 Hartwell Avenue contributed approximately $0.3 million of net income to the Company for the period from January 1, 2018 through May 23, 2018 and contributed approximately $0.5 million and $0.4 million of net income to the Company for the years ended December 31, 2017 and 2016, respectively.
On September 27, 2018, the Company completed the sale of its Quorum Office Park property located in Chelmsford, Massachusetts for a gross sale price of approximately $35.3 million. Net cash proceeds totaled approximately $34.3 million, resulting in a gain on sale of real estate totaling approximately $7.9 million for Boston Properties, Inc. and approximately $9.2 million for Boston Properties Limited Partnership. Quorum Office Park is an approximately 268,000 net rentable square foot Class A office property. Quorum Office Park contributed approximately $0.7 million of net income to the Company for the period from January 1, 2018 through September 26, 2018 and contributed approximately $0.9 million and $0.9 million of net income to the Company for the years ended December 31, 2017 and 2016, respectively.
On November 30, 2018, the Company completed the sale of its 1333 New Hampshire Avenue property located in Washington, DC for a gross sale price of approximately $142.0 million, including the retention of a $5.5 million future payment by the anchor tenant. Net cash proceeds totaled approximately $133.7 million, resulting in a gain on sale of real estate totaling approximately $44.4 million for Boston Properties, Inc. and approximately $48.4 million for Boston Properties Limited Partnership. 1333 New Hampshire Avenue is an approximately 315,000 net rentable square foot Class A office property. 1333 New Hampshire Avenue contributed approximately $6.7 million of net income to the Company for the period from January 1, 2018 through November 29, 2018 and contributed approximately $7.4 million and $6.1 million of net income to the Company for the years ended December 31, 2017 and 2016, respectively.
On December 13, 2018, the Company completed the sale of its 6595 Springfield Center Drive development project located in Springfield, Virginia, for a sale price of approximately $98.1 million, consisting of the land and project costs incurred through the closing date. Net cash proceeds totaled approximately $97.1 million. Concurrently with the sale, the Company agreed to act as development manager and has guaranteed the completion of the project. The book value of the property exceeded its estimated fair value prior to the sale, and as a result, the Company recognized an impairment loss totaling approximately $8.7 million during the three months ended December 31, 2018. 6595 Springfield Center Drive is an approximately 634,000 net rentable square foot Class A office project.
On December 20, 2018, the Company completed the sale of a 41-acre parcel of land at its Tower Oaks property located in Rockville, Maryland for a gross sale price of approximately $46.0 million. Net cash proceeds totaled approximately $25.9 million, resulting in a gain on sale of real estate totaling approximately $15.7 million. The Company agreed to provide seller financing to the buyer totaling $21.0 million, which is collateralized by a portion of the land parcel that secures the loan, bears interest at an effective rate of 1.92% per annum and matures on December 20, 2021. The loan has been reflected as Note Receivable on the Company’s Consolidated Balance Sheets. The Company's policy is to record notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as a component of interest income.
During the three months ended December 31, 2018, the Company reevaluated its strategy for the sale of its 2600 Tower Oaks Boulevard property. Based on a shorter than expected hold period, the Company reduced the carrying value of the property to its estimated fair value at December 31, 2018 and recognized an impairment loss totaling approximately $3.1 million for Boston Properties, Inc. and approximately $1.5 million for Boston Properties Limited Partnership. The Company’s estimated fair value was based on a pending offer for the sale of the property. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property (See Note 19).
4. Deferred Charges
Deferred charges consisted of the following at December 31, 2018 and December 31, 2017 (in thousands):

	2018	2017
Leasing costs, including lease related intangibles	$1,191,297	$1,147,181
Financing costs	12,796	14,991
	1,204,093	1,162,172
Less: Accumulated amortization	(525,369)	(483,134)
	$678,724	$679,038
The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2019	$25,690
2020	13,051
2021	8,610
2022	4,798
2023	4,107

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2018 and 2017:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2018	December 31, 2017
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(6,424)	$(8,258)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		2,644	3,339
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(13,640)	(13,811)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	38,214	39,710
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	25,268	18,381
540 Madison Venture LLC	540 Madison Avenue	60.0%		66,391	66,179
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(5,026)	(3,876)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,557	42,657
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		69,302	67,120
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		47,505	28,212
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		3,022	1,690
Office Tower Developer LLC	100 Causeway Street	50.0%	(6)	23,804	—
1265 Main Office JV LLC	1265 Main Street	50.0%		3,918	4,641
BNY Tower Holdings LLC	Dock 72	50.0%		82,520	72,104
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		253,495	254,440
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%	(6)	69,724	21,452
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		46,993	—
SMBP Venture LP	Santa Monica Business Park	55.0%		180,952	—
				$931,219	$593,980
 _______________

(1)
Investments with deficit balances aggregating approximately $25.1 million and $25.9 million at December 31, 2018 and 2017, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(3)	The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.

(4)	The joint venture owns three in-service buildings and two undeveloped land parcels.

(5)
Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

(6)	This entity is a VIE (See Note 1).
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

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Real estate and development in process, net	$3,545,906	$1,768,996
Other assets	543,512	367,743
Total assets	$4,089,418	$2,136,739
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,017,609	$1,437,440
Other liabilities	582,006	99,215
Members’/Partners’ equity	1,489,803	600,084
Total liabilities and members’/partners’ equity	$4,089,418	$2,136,739
Company’s share of equity	$622,498	$286,495
Basis differentials (1)	308,721	307,485
Carrying value of the Company’s investments in unconsolidated joint ventures (2)	$931,219	$593,980
 _______________

(1)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At December 31, 2018 and 2017, there was an aggregate basis differential of approximately $316.7 million and $322.5 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(2)
Investments with deficit balances aggregating approximately $25.1 million and $25.9 million at December 31, 2018 and 2017, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the year ended December 31,
	2018	2017	2016
	(in thousands)
Total revenue (1)	$271,951	$222,517	$177,182
Expenses
Operating	106,610	90,542	76,741
Depreciation and amortization (2)	103,079	57,079	44,989
Total expenses	209,689	147,621	121,730
Other income (expense)
Interest expense	(71,308)	(46,371)	(34,016)
Gain on sale of real estate	16,951	—	—
Net income	$7,905	$28,525	$21,436

Company’s share of net income	$8,084	$18,439	$9,873
Basis differential (3)	(5,862)	(7,207)	(1,799)
Income from unconsolidated joint ventures	$2,222	$11,232	$8,074

Gain on sale of investment in unconsolidated joint venture	$—	$—	$59,370
_______________

(1)	Includes straight-line rent adjustments of approximately $15.9 million, $21.7 million and $18.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)
During the year ended December 31, 2018, the joint venture that owns Metropolitan Square in Washington, DC, commenced a renovation project and recorded accelerated depreciation expense of approximately $22.4 million related to the remaining book value of the assets to be replaced. The Company's share of the accelerated depreciation expense totaled approximately $4.5 million.

(3)
Includes straight-line rent adjustments of approximately $2.4 million, $1.9 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Also includes net above-/below-market rent adjustments of approximately $1.6 million, $2.9 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

On April 19, 2018, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $180.0 million collateralized by its Hub on Causeway - Residential development project.  The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.  As of December 31, 2018, approximately $40.5 million had been drawn under the loan. The Hub on Causeway - Residential is an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.
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
On July 13, 2018, the Company entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City.  The Company owns a 25% interest in, and is the managing member of, the joint venture.  The acquisition includes improvements consisting of excavation work and foundation elements that are currently being constructed on the site. The Company contributed cash totaling approximately $45.6 million at closing and will contribute approximately $62.2 million in the future for its initial capital contribution, a portion of which will fund the remaining costs to complete the foundation elements to grade for the future office building.  In addition, the Company provided $80.0 million of mortgage financing to the joint venture that bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as a Related Party Note Receivable on the Company’s Consolidated Balance Sheets. The Company's policy is to record notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
On July 19, 2018, the Company entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”) to acquire Santa Monica Business Park in the Ocean Park neighborhood of Santa Monica, California for a net purchase price of approximately $626.7 million, including $11.5 million of seller funded leasing costs after the effective date of the purchase and sale agreement. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 80 years remaining, including renewal periods. The ground lease provides the joint venture with the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years. CPPIB invested approximately $147.0 million for a 45% ownership interest in the joint venture. The Company is providing customary operating, property management and leasing services to, and invested approximately $179.7 million in, the joint venture. The acquisition was completed with $300.0 million of financing. The mortgage financing bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. At closing, the borrower under the loan, which is a subsidiary of the joint venture, entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts. At December 31, 2018, the unconsolidated joint venture has recorded the changes in fair value of the interest rate swap contracts aggregating approximately $5.6 million as a liability and accumulated other comprehensive loss on its balance sheet. At December 31, 2018, the Company has recognized its share of the fair value totaling approximately $3.1 million as a decrease to its Investments in Unconsolidated Joint Ventures and Accumulated Other Comprehensive Loss on the Company's Consolidated Balance Sheets.

The following table summarizes the allocation of the joint venture's aggregate purchase price for Santa Monica Business Park at the date of acquisition (in thousands).

Land and improvements	$100,453
Leasehold interest in land	248,944
Site improvements	13,379
Building and improvements	593,669
Tenant improvements	31,329
In-place lease intangibles	47,955
Above-market lease intangible	4,495
Below-market lease intangible	(17,503)
Capital lease obligation	(396,008)
Net assets acquired	$626,713
On July 27, 2018, the Company entered into a joint venture with its partner at The Hub on Causeway mixed-use development in Boston, Massachusetts to acquire the air rights for the development of an approximately 627,000 net rentable square foot Class A office tower at the site to be known as 100 Causeway Street. In addition, the joint venture entered into a lease agreement with an affiliate of Verizon Communications, Inc., under which Verizon will lease approximately 70% of the office tower for a term of 20 years. With the execution of the lease, the joint venture commenced development of the project. The Company serves as the co-development manager for the project. The joint venture partner contributed an air rights parcel and improvements, with a fair value of approximately $41.3 million, for its initial 50% interest in the joint venture. The Company contributed improvements totaling approximately $3.9 million and will contribute cash totaling approximately $37.4 million for its initial 50% interest.
On November 16, 2018, a joint venture in which the Company has a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the loan totaled approximately $13.1 million and was scheduled to mature on November 17, 2018. The extended loan has a total commitment amount of approximately $14.3 million, bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2019, with one, one-year extension option, subject to certain conditions. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland (See Note 19).
On December 31, 2018, the Company entered into a distribution agreement with its partner in the joint venture in which the Company has a 50% interest and that owns Annapolis Junction. Under the agreement, the joint venture distributed its Annapolis Junction Building One property to the partner and the partner assumed the mortgage indebtedness collateralized by the property. The Company recognized a gain on sale of real estate totaling approximately $8.3 million, which is included within Income from Unconsolidated Joint Ventures in the Company's Consolidated Statements of Operations. Annapolis Junction Building One is an approximately 118,000 net rentable square foot Class A office property.
6. Mortgage Notes Payable, Net
The Company had outstanding mortgage notes payable totaling approximately $3.0 billion and $3.0 billion as of December 31, 2018 and 2017, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through June 9, 2027.
Fixed rate mortgage notes payable totaled approximately $3.0 billion and $3.0 billion at December 31, 2018 and 2017, respectively, with contractual interest rates ranging from 3.43% to 7.69% per annum at December 31, 2018 and December 31, 2017 (with a weighted-average interest rate of 3.77% and 3.78% per annum at December 31, 2018 and 2017, respectively). There were no variable rate mortgage loans at December 31, 2018 and 2017.
No mortgage loans at December 31, 2018 and December 31, 2017 had been accounted for at fair value. Prior to December 31, 2017, the Company had mortgage loans that were accounted for at fair value and the impact of recording them at fair value resulted in a decrease to interest expense of approximately $19.6 million and $46.4 million for the years ended December 31, 2017 and 2016, respectively.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2018 are as follows (in thousands):

Principal Payments
2019	$19,670
2020	20,766
2021	40,182
2022	614,710
2023	—
Thereafter	2,300,000
Total aggregate principal payments	2,995,328
Deferred financing costs, net	(30,756)
Total carrying value of mortgage notes payable, net	$2,964,572
7. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2018 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.625%	5.708%	$700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
Total principal			7,600,000
Net unamortized discount			(18,722)
Deferred financing costs, net			(36,581)
Total			$7,544,697
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
On November 28, 2018, Boston Properties Limited Partnership completed a public offering of $1.0 billion in aggregate principal amount of its 4.500% unsecured senior notes due 2028. The notes were priced at 99.641% of the principal amount to yield an effective rate (including financing fees) of approximately 4.628% per annum to maturity. The notes will mature on December 1, 2028, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $988.1 million after deducting underwriting discounts and transaction expenses.
On December 13, 2018, Boston Properties Limited Partnership completed the redemption of $700.0 million in aggregate principal amount of its 5.875% senior notes due October 15, 2019. The redemption price was approximately $722.6 million. The redemption price included approximately $6.6 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 102.28% of the principal amount being redeemed. The Company recognized a loss from early extinguishment of debt totaling approximately $16.5 million, which amount included the payment of the redemption premium totaling approximately $16.0 million.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2018, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
8. Unsecured Credit Facility
On April 24, 2017, Boston Properties Limited Partnership amended and restated its unsecured revolving credit agreement (as amended and restated, the “2017 Credit Facility”). Among other things, the 2017 Credit Facility (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) that permitted Boston Properties Limited Partnership, until the first anniversary of the closing date, to draw upon up to four times a minimum of $50.0 million (or, if less, the remaining unused delayed draw term commitments), provided that amounts drawn under the Delayed Draw Facility and subsequently repaid may not be borrowed again. In addition, Boston Properties Limited Partnership may increase the total commitment under the 2017 Credit Facility by up to $500.0 million through increases in the Revolving Facility or the Delayed Draw Facility, or both, subject to syndication of the increase and other conditions.
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
In addition, Boston Properties Limited Partnership is obligated to pay (1) in quarterly installments a facility fee on the total commitment under the Revolving Facility at a rate per annum ranging from 0.10% to 0.30% based on Boston Properties Limited Partnership’s credit rating, (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin on the Revolving Facility and (3) a fee on the unused commitments under the Delayed Draw Facility equal to 0.15% per annum. Based on Boston Properties Limited Partnership’s December 31, 2018 credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 82.5 basis points and 90 basis points, respectively, (2) the alternate base rate margin is zero basis points for each of the Revolving Facility and Delayed Draw Facility and (3) the facility fee on the Revolving Facility commitment is 0.125% per annum.
At December 31, 2018, Boston Properties Limited Partnership had $500.0 million of borrowings outstanding under its Delayed Draw Facility and no amounts outstanding under its Revolving Facility. At December 31, 2017, there was $45.0 million outstanding under its Revolving Facility.
The 2017 Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including failure to pay indebtedness, breaches of covenants, and bankruptcy and other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2017 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2018, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.
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
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. From time to time, under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, either the Company or its partners will be entitled to an additional promoted interest or payments. See also Note 10.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2018, the maximum funding obligation under the guarantee was approximately $116.1 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of December 31, 2018, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company's partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property or, a fee mortgage on the hotel property, or both. As of December 31, 2018, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company's 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the federal government tenant has been assigned to the buyer, pursuant to the terms of the federal government lease, the federal government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the federal government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of December 31, 2018, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements (See Note 3).
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, 2015, 2016, 2017 and 2018, the Company received distributions totaling approximately $7.7 million, $8.1 million, $1.4 million, $0.4 million and $0.3 million, respectively, which are included in Base Rent in the Consolidated Statements of Operations, leaving a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at December 31, 2018.
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
Insurance
The Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company's portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2018, the program trigger was $160 million and the coinsurance was 18%, however, both will increase in subsequent years pursuant to TRIA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2020, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance.
The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes. In addition, this insurance is subject to a deductible in the amount of 3% of the value of the affected property. Specifically, the Company currently carries earthquake insurance which covers its San Francisco and Los Angeles regions with a $240 million per occurrence limit and a $240 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.
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

10. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2018, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,783,558 OP Units, 991,577 LTIP Units (including 118,067 2012 OPP Units, 68,889 2013 MYLTIP Units, 23,187 2014 MYLTIP Units and 28,724 2015 MYLTIP Units), 471,579 2016 MYLTIP Units, 398,871 2017 MYLTIP Units and 341,366 2018 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the years ended December 31, 2018 and 2017, 83,136 and 495,637 OP Units, respectively, were presented by the holders for redemption (including 48,389 and 36,486 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
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
At December 31, 2018, Boston Properties Limited Partnership had outstanding 471,579 2016 MYLTIP Units, 398,871 2017 MYLTIP Units and 341,366 2018 MYLTIP Units (See Note 16). Prior to the applicable measurement date (February 9, 2019 for 2016 MYLTIP Units (See Note 19), February 6, 2020 for 2017 MYLTIP Units and February 5, 2021 for 2018 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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

The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and, after the February 4, 2018 measurement date, the 2015 MYLTIP Units) and its distributions on the 2015 MYLTIP Units (prior to the February 4, 2018 measurement date), 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units (after the February 5, 2018 issuance date) paid in 2018:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 31, 2018	January 30, 2019	$0.95	$0.095
September 28, 2018	October 31, 2018	$0.95	$0.095
June 29, 2018	July 31, 2018	$0.80	$0.080
March 29, 2018	April 30, 2018	$0.80	$0.080
December 29, 2017	January 30, 2018	$0.80	$0.080

A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at December 31, 2018 was approximately $2.0 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $112.55 per share on December 31, 2018.

Boston Properties Limited Partnership
The following table reflects the activity of noncontrolling interests—redeemable common units of Boston Properties Limited Partnership for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Balance at December 31, 2015	$2,286,689
Contributions	31,395
Net income	59,260
Distributions	(49,087)
Conversion of redeemable partnership units	(6,461)
Unearned compensation	(3,464)
Other comprehensive loss	(4,379)
Adjustment to reflect redeemable partnership units at redemption value	(51,913)
Balance at December 31, 2016	2,262,040
Contributions	31,743
Net income	52,210
Distributions	(54,494)
Conversion of redeemable partnership units	(16,916)
Unearned compensation	1,650
Cumulative effect of a change in accounting principle	(1,763)
Other comprehensive income	206
Adjustment to reflect redeemable partnership units at redemption value	17,587
Balance at December 31, 2017	2,292,263
Contributions	34,680
Net income	66,807
Distributions	(62,731)
Conversion of redeemable partnership units	(2,880)
Unearned compensation	2,181
Cumulative effect of a change in accounting principle	563
Other comprehensive income	304
Adjustment to reflect redeemable partnership units at redemption value	(330,596)
Balance at December 31, 2018	$2,000,591
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at December 31, 2018 and 2017, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the original venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company earns a preferred return equal to LIBOR plus 3.00% per annum and is payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of December 31, 2018, the Company had contributed an aggregate of approximately $22.6 million of preferred equity to the venture. Also, under the joint venture agreement, (a) from and after the stabilization date, the partner has the right to cause the Company to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, the Company has the right to acquire all (but not less than all) of the partner’s interest, in each case at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns are achieved the partner will be entitled to receive an additional promoted interest with respect to cash flow distributions.  The term stabilization date is defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent (See Note 19).
On June 6, 2017, in conjunction with the refinancing of the indebtedness of the Company’s consolidated entity in which it has a 60% interest and that owns 767 Fifth Avenue (the General Motors Building) located in New York City, the members of the consolidated entity amended the limited liability company agreement to provide for the contribution of the remaining unpaid principal balance of the members’ notes payable totaling approximately $273.9 million (of which the Company’s share of approximately $164.4 million is eliminated in consolidation) to equity in the consolidated entity, resulting in an increase of approximately $109.6 million to Noncontrolling Interests in Property Partnerships on the Company’s Consolidated Balance Sheets. There were no changes to the ownership interests or rights of the members as a result of the amendment.
The following table reflects the activity of the noncontrolling interests—property partnerships for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Balance at December 31, 2015	$1,574,400
Capital contributions	10,756
Net loss	(2,068)
Accumulated other comprehensive loss	(877)
Distributions	(51,564)
Balance at December 31, 2016	1,530,647
Capital contributions (1)	161,585
Net income	47,832
Accumulated other comprehensive loss	(2,128)
Distributions	(54,176)
Balance at December 31, 2017	1,683,760
Capital contributions	46,701
Net income	62,909
Accumulated other comprehensive income	576
Distributions	(82,501)
Balance at December 31, 2018	$1,711,445
 _______________

(1)
Includes the contribution of the remaining unpaid principal balance of the members’ notes payable totaling $109,576 to equity in the consolidated entity that owns 767 Fifth Avenue (the General Motors Building).

11. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of December 31, 2018, Boston Properties, Inc. had 154,458,478 shares of Common Stock outstanding.
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
During the year ended December 31, 2018, there were no options to purchase Common Stock exercised. During the year ended December 31, 2017, Boston Properties, Inc. issued 6,688 shares of Common Stock upon the exercise of options to purchase Common Stock.

During the years ended December 31, 2018 and 2017, Boston Properties, Inc. issued 83,136 and 495,637 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or payable in 2018:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 31, 2018	January 30, 2019	$0.95	$0.95
September 28, 2018	October 31, 2018	$0.95	$0.95
June 29, 2018	July 31, 2018	$0.80	$0.80
March 29, 2018	April 30, 2018	$0.80	$0.80
December 29, 2017	January 30, 2018	$0.80	$0.80
Preferred Stock
As of December 31, 2018, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or payable in 2018:

Record Date	Payment Date	Dividend (Per Share)
February 4, 2019	February 15, 2019	$32.8125
November 2, 2018	November 15, 2018	$32.8125
August 3, 2018	August 15, 2018	$32.8125
May 4, 2018	May 15, 2018	$32.8125
February 2, 2018	February 15, 2018	$32.8125

Boston Properties Limited Partnership
The following table presents the changes in the issued and outstanding partners’ capital units since January 1, 2016:

	General Partner Units	Limited Partner Units	Total Partners’ Capital Units
Outstanding at December 31, 2015	1,715,092	151,864,874	153,579,966
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	72	5,623	5,695
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	172	13,485	13,657
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	2,407	188,450	190,857
Outstanding at December 31, 2016	1,717,743	152,072,432	153,790,175
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	21	6,296	6,317
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	111	33,046	33,157
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	1,665	493,972	495,637
Outstanding at December 31, 2017	1,719,540	152,605,746	154,325,286
Units issued to Boston Properties, Inc. related to Common Stock issued under the Employee Stock Purchase Plan	132	6,136	6,268
Units issued to Boston Properties, Inc. related to Common Stock issued under the Stock Option and Incentive Plan, net	919	42,869	43,788
Units issued to Boston Properties, Inc. related to Common Stock issued in exchange for OP Units	1,745	81,391	83,136
Outstanding at December 31, 2018	1,722,336	152,736,142	154,458,478
As of December 31, 2018, Boston Properties, Inc. owned 1,722,336 general partnership units and 152,736,142 limited partnership units.
The following table reflects the activity of the Series B Preferred Units for the years ended December 31, 2018, 2017 and 2016 (in thousands), which activity is included within Boston Properties Limited Partnership’s Consolidated Statements of Partners’ Capital:

Balance at December 31, 2015	$193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2016	193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2017	193,623
Net income	10,500
Distributions	(10,500)
Balance at December 31, 2018	$193,623

12. Future Minimum Rents
The properties are leased to tenants under net operating leases with initial term expiration dates ranging from 2019 to 2049. The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2018, under non-cancelable operating leases which expire on various dates through 2049, are as follows:

Years Ending December 31,	(in thousands)
2019	$2,088,171
2020	2,106,963
2021	2,015,031
2022	1,838,699
2023	1,736,636
Thereafter	12,295,464

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2018, 2017 and 2016.
13. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2018, 2017 and 2016.

Boston Properties, Inc.

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$572,347	$451,939	$502,285
Add:
Preferred dividends	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	66,807	52,210	59,260
Noncontrolling interests in property partnerships	62,909	47,832	(2,068)
Losses from interest rate contracts	—	—	140
Interest expense	378,168	374,481	412,849
Impairment losses	11,812	—	1,783
Depreciation and amortization expense	645,649	617,547	694,403
Transaction costs	1,604	668	2,387
Payroll and related costs from management services contracts	9,590	—	—
General and administrative expense	121,722	113,715	105,229
Less:
Gains (losses) from early extinguishments of debt	(16,490)	496	(371)
Gains (losses) from investments in securities	(1,865)	3,678	2,273
Interest and other income	10,823	5,783	7,230
Gains on sales of real estate	182,356	7,663	80,606
Gain on sale of investment in unconsolidated joint venture	—	—	59,370
Income from unconsolidated joint ventures	2,222	11,232	8,074
Direct reimbursements of payroll and related costs from management services contracts	9,590	—	—
Development and management services revenue	45,158	34,605	28,284
Net Operating Income	$1,649,314	$1,605,435	$1,601,302

Boston Properties Limited Partnership

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,903	$512,866	$575,341
Add:
Preferred distributions	10,500	10,500	10,500
Noncontrolling interests in property partnerships	62,909	47,832	(2,068)
Losses from interest rate contracts	—	—	140
Interest expense	378,168	374,481	412,849
Impairment losses	10,181	—	1,783
Depreciation and amortization expense	637,891	609,407	682,776
Transaction costs	1,604	668	2,387
Payroll and related costs from management services contracts	9,590	—	—
General and administrative expense	121,722	113,715	105,229
Less:
Gains (losses) from early extinguishments of debt	(16,490)	496	(371)
Gains (losses) from investments in securities	(1,865)	3,678	2,273
Interest and other income	10,823	5,783	7,230
Gains on sales of real estate	190,716	8,240	82,775
Gain on sale of investment in unconsolidated joint venture	—	—	59,370
Income from unconsolidated joint ventures	2,222	11,232	8,074
Direct reimbursements of payroll and related costs from management services contracts	9,590	—	—
Development and management services revenue	45,158	34,605	28,284
Net Operating Income	$1,649,314	$1,605,435	$1,601,302
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, losses from interest rate contracts, interest expense, impairment losses, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, interest and other income, gains on sales of real estate, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, net income attributable noncontrolling interests, losses from interest rate contracts, interest expense, impairment losses, depreciation and amortization expense, transactions costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from early extinguishments of debt, gains (losses) from investments in securities, gains on sales of real estate, interest and other income, gain on sale of investment in unconsolidated joint venture, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI as internal reporting addresses these items on a corporate level.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by both geographic area and property type. The Company’s segments by geographic area are Boston, New York, San Francisco and Washington, DC. Segments by property type include: Office, Residential and Hotel.
Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2018:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$838,341	$959,050	$397,180	$396,088	$2,590,659
Residential	6,694	—	—	15,857	22,551
Hotel	49,118	—	—	—	49,118
Total	894,153	959,050	397,180	411,945	2,662,328
% of Grand Totals	33.59%	36.02%	14.92%	15.47%	100.00%
Rental Expenses:
Office	315,653	377,992	130,016	142,886	966,547
Residential	3,632	—	—	8,972	12,604
Hotel	33,863	—	—	—	33,863
Total	353,148	377,992	130,016	151,858	1,013,014
% of Grand Totals	34.86%	37.32%	12.83%	14.99%	100.00%
Net operating income	$541,005	$581,058	$267,164	$260,087	$1,649,314
% of Grand Totals	32.80%	35.23%	16.20%	15.77%	100.00%

For the year ended December 31, 2017:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$776,279	$969,371	$345,519	$414,103	$2,505,272
Residential	4,745	—	—	11,851	16,596
Hotel	45,603	—	—	—	45,603
Total	826,627	969,371	345,519	425,954	2,567,471
% of Grand Totals	32.20%	37.75%	13.46%	16.59%	100.00%
Rental Expenses:
Office	301,097	372,810	105,253	144,515	923,675
Residential	2,044	—	—	4,258	6,302
Hotel	32,059	—	—	—	32,059
Total	335,200	372,810	105,253	148,773	962,036
% of Grand Totals	34.84%	38.76%	10.94%	15.46%	100.00%
Net operating income	$491,427	$596,561	$240,266	$277,181	$1,605,435
% of Grand Totals	30.61%	37.15%	14.97%	17.27%	100.00%

For the year ended December 31, 2016:

	Boston	New York	San Francisco	Washington, DC	Total
Rental Revenue:
Office	$727,265	$1,012,518	$318,609	$402,561	$2,460,953
Residential	4,812	—	—	11,887	16,699
Hotel	44,884	—	—	—	44,884
Total	776,961	1,012,518	318,609	414,448	2,522,536
% of Grand Totals	30.80%	40.14%	12.63%	16.43%	100.00%
Rental Expenses:
Office	282,827	363,188	100,787	135,890	882,692
Residential	2,708	—	—	4,368	7,076
Hotel	31,466	—	—	—	31,466
Total	317,001	363,188	100,787	140,258	921,234
% of Grand Totals	34.41%	39.42%	10.94%	15.23%	100.00%
Net operating income	$459,960	$649,330	$217,822	$274,190	$1,601,302
% of Grand Totals	28.73%	40.55%	13.60%	17.12%	100.00%

14. Earnings Per Share / Common Unit
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

	For the Year Ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,347	154,427	$3.71
Allocation of undistributed earnings to participating securities	(101)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$572,246	154,427	$3.71
Effect of Dilutive Securities:
Stock Based Compensation	—	255	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,246	154,682	$3.70

	For the Year Ended December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	154,190	$2.93
Effect of Dilutive Securities:
Stock Based Compensation	—	200	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	154,390	$2.93

	For the Year Ended December 31, 2016
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$502,285	153,715	$3.27
Allocation of undistributed earnings to participating securities	(283)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$502,002	153,715	$3.27
Effect of Dilutive Securities:
Stock Based Compensation	—	262	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$502,002	153,977	$3.26

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units required, and the 2016-2018 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,485,000, 17,471,000 and 17,646,000 redeemable common units for the years ended December 31, 2018, 2017 and 2016, respectively.

	For the Year Ended December 31, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,903	171,912	$3.82
Allocation of undistributed earnings to participating securities	(113)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,790	171,912	$3.82
Effect of Dilutive Securities:
Stock Based Compensation	—	255	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,790	172,167	$3.81

	For the Year Ended December 31, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	171,661	$2.99
Effect of Dilutive Securities:
Stock Based Compensation	—	200	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	171,861	$2.98

	For the Year Ended December 31, 2016
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,341	171,361	$3.36
Allocation of undistributed earnings to participating securities	(316)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,025	171,361	$3.36
Effect of Dilutive Securities:
Stock Based Compensation	—	262	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$575,025	171,623	$3.35

15. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Under the Plan, as amended, employees, as defined, are eligible to participate in the Plan after they have completed three months of service. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($275,000, $270,000 and $265,000 in 2018, 2017 and 2016, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2018, 2017 and 2016 was approximately $4.1 million, $4.1 million and $4.0 million, respectively.
The Plan also provides for supplemental retirement contributions to certain employees who had at least ten years of service on January 1, 2001, and who were 40 years of age or older as of January 1, 2001. The maximum supplemental retirement contribution will not exceed the annual limit on contributions established by the IRS. The Company will record an annual supplemental retirement credit for the benefit of each participant. The Company’s supplemental retirement contribution and credit for the years ended December 31, 2018, 2017 and 2016 was approximately $18,000, $18,000 and $21,000, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of their current income on a pre-tax basis and receive a tax-deferred return on these deferrals. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2018 and 2017, the Company had maintained approximately $28.2 million and $29.2 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2018 and 2017 was approximately $28.2 million and $29.2 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
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
Boston Properties, Inc. issued 20,320, 37,414 and 22,067 shares of restricted common stock and Boston Properties Limited Partnership issued 205,838, 113,918 and 147,872 LTIP Units to employees and non-employee directors under the 2012 Plan during the years ended December 31, 2018, 2017 and 2016, respectively. Boston Properties, Inc. did not issue any non-qualified stock options under the 2012 Plan during the years ended December 31, 2018, 2017 and 2016. Boston Properties Limited Partnership issued 342,659 2018 MYLTIP Units, 400,000 2017 MYLTIP Units and 475,004 2016 MYLTIP Units to employees under the 2012 Plan during the years ended December 31, 2018, 2017 and 2016, respectively. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets.

Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Non-qualified stock options, which are valued using the Black-Scholes option-pricing model, are recognized as an expense ratably over the corresponding employee service period. As the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards, 2015 MYLTIP Awards, 2016 MYLTIP Awards, 2017 MYLTIP Awards and 2018 MYLTIP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards, 2015 MYLTIP Awards 2016 MYLTIP Awards, 2017 MYLTIP Awards and 2018 MYLTIP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation (See Note 2). Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units was approximately $38.0 million, $33.2 million and $30.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, there was (1) an aggregate of approximately $22.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $15.2 million of unrecognized compensation expense related to unvested 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.4 years.
The shares of restricted stock were valued at approximately $2.4 million ($119.27 per share weighted-average), $4.9 million ($130.32 per share weighted-average) and $2.5 million ($113.51 per share weighted-average) for the years ended December 31, 2018, 2017 and 2016, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2018, 2017 and 2016 were valued at approximately $22.7 million, $13.6 million and $15.4 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2018, 2017 and 2016 was $110.29, $119.41 and $103.83, respectively. The per unit fair value of each LTIP Unit granted in 2018, 2017 and 2016 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 2.63%, 2.14% and 1.61% and an expected price volatility of 27.0%, 28.0% and 33.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2018, 2017 and 2016.
A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2018, 2017 and 2016 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2015	547,129	$96.38
Exercised	—	$—
Outstanding at December 31, 2016	547,129	$96.38
Exercised	(6,688)	$99.15
Outstanding at December 31, 2017	540,441	$96.35
Exercised	—	$—
Outstanding at December 31, 2018	540,441	$96.35

The following table summarizes information about Boston Properties, Inc.’s stock options outstanding at December 31, 2018:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/18	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/18	Exercise Price
118,502	2.1 years	$86.86	118,502	$86.86
54,282	4.3 years	$95.69	54,282	$95.69
202,030	4.1 years	$98.46	202,030	$98.46
165,627	3.1 years	$100.77	165,627	$100.77

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2018 was approximately $8.8 million. In addition, Boston Properties, Inc. had 540,441 and 514,360 options exercisable at a weighted-average exercise price of $96.35 and $96.32 at December 31, 2017 and 2016, respectively.
Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 6,268, 6,317 and 5,695 shares with the weighted-average purchase price equal to $107.20 per share, $105.97 per share and $109.27 per share under the Stock Purchase Plan during the years ended December 31, 2018, 2017 and 2016, respectively.
17. Related Party Transactions
A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $921,000, $368,000 and $374,000 for the years ended December 31, 2018, 2017 and 2016, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is a Senior Executive Vice President of Boston Properties, Inc.
In accordance with Boston Properties, Inc.’s 2012 Plan, and as approved by its Board of Directors, four non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2018. The deferred stock units will be settled in shares of common stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s common stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. On May 23, 2018, in connection with the cessation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 36,836 shares of common stock in settlement of the director’s outstanding deferred stock units. At December 31, 2018 and 2017, Boston Properties, Inc. had outstanding 74,966 and 105,479 deferred stock units, respectively.

18. Selected Interim Financial Information (unaudited)
Boston Properties, Inc.
The tables below reflect Boston Properties, Inc.’s selected quarterly information for the years ended December 31, 2018 and 2017.

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$661,151	$664,484	$686,284	$705,157
Net income	$216,312	$160,565	$150,445	$185,241
Net income attributable to Boston Properties, Inc. common shareholders	$176,021	$128,681	$119,118	$148,529
Income attributable to Boston Properties, Inc. per share—basic	$1.14	$0.83	$0.77	$0.96
Income attributable to Boston Properties, Inc. per share—diluted	$1.14	$0.83	$0.77	$0.96

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$632,228	$656,907	$657,712	$655,229
Net income	$115,564	$167,010	$147,704	$132,203
Net income attributable to Boston Properties, Inc. common shareholders	$97,083	$133,709	$117,337	$103,829
Income attributable to Boston Properties, Inc. per share—basic	$0.63	$0.87	$0.76	$0.67
Income attributable to Boston Properties, Inc. per share—diluted	$0.63	$0.87	$0.76	$0.67

Boston Properties Limited Partnership
The tables below reflect Boston Properties Limited Partnership’s selected quarterly information for the years ended December 31, 2018 and 2017.

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$661,151	$664,484	$686,284	$705,157
Net income	$220,766	$162,986	$153,676	$192,884
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,907	$145,961	$136,201	$173,834
Income attributable to Boston Properties Limited Partnership per unit—basic	$1.17	$0.85	$0.79	$1.01
Income attributable to Boston Properties Limited Partnership per unit—diluted	$1.17	$0.85	$0.79	$1.01

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$632,228	$656,907	$657,712	$655,229
Net income	$117,711	$169,672	$149,658	$134,157
Net income attributable to Boston Properties Limited Partnership common unitholders	$110,662	$151,844	$132,693	$117,667
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.64	$0.88	$0.77	$0.69
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.64	$0.88	$0.77	$0.68
19. Subsequent Events
On January 10, 2019, the Company acquired land parcels at its Carnegie Center property located in Princeton, New Jersey for a purchase price of approximately $42.9 million. The Company also agreed to pay the seller additional amounts aggregating approximately $8.6 million, which are payable in the future and contingent on the development or sale of each of the parcels. The land parcels will support approximately 1.7 million square feet of development.
On January 18, 2019, the Company and its partner in the consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Per the amendment, the partner exercised its right to cause the Company to purchase on April 1, 2019 its 5% ownership interest and promoted profits interest in the venture for cash totaling approximately $210.9 million, which amount shall be reduced by approximately $24.1 million consisting of the repayment of the Company's preferred equity and preferred return as provided for in the venture agreement. As part of the original agreement, the partner was required to contribute 5% of the equity and was entitled to receive an additional promoted payment based on the success of the property (See Note 10).
On January 24, 2019, the Company completed the sale of its 2600 Tower Oaks Boulevard property located in Rockville, Maryland for a gross sales price of approximately $22.7 million. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property (See Note 3).
On January 24, 2019, a joint venture in which the Company has a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the loan totaled approximately $13.0 million and was scheduled to mature on November 17, 2019, with one, one-year extension option, subject to certain conditions. The extended loan has a total commitment amount of approximately $14.3 million, bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2020. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland (See Note 5).
On January 24, 2019, the ground lessor under the Company's 65-year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California made available for lease to the Company the remaining land parcels. As a result, the Company recognized the remaining portion of the capital lease asset and liability (See Note 3).
On February 1, 2019 and February 5, 2019, Boston Properties, Inc. issued an aggregate of 23,083 shares of restricted common stock and Boston Properties Limited Partnership issued an aggregate of 172,166 LTIP units under the 2012 Plan to certain employees of Boston Properties, Inc.
On February 5, 2019, Boston Properties, Inc.’s Compensation Committee approved the 2019 Multi-Year Long-Term Incentive Program (the “2019 MYLTIP”) awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of Boston Properties, Inc. Earned awards will range from zero to a maximum of 220,734 LTIP Units depending on Boston Properties, Inc.’s TSR relative to the FTSE Nareit Office Index, adjusted to include Vornado Realty Trust, with a target of approximately 110,367 LTIP Units and linear interpolation between zero and maximum. Under ASC 718, the 2019 MYLTIP awards have an aggregate value of approximately $13.5 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.

On February 9, 2019, the measurement period for the Company’s 2016 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 69.5% of target or an aggregate of approximately $13.6 million (after giving effect to voluntary employee separations). As a result, an aggregate of 364,980 2016 MYLTIP Units that had been previously granted were automatically forfeited.
On February 14, 2019, the Company announced that it had entered into a 15-year lease with Google, LLC for approximately 362,000 net rentable square feet of Class A office space in a build-to-suit development project to be located at the Company’s 325 Main Street property at Kendall Center in Cambridge, Massachusetts. 325 Main Street currently consists of an approximately 115,000 net rentable square foot Class A office property that will be demolished and developed into an approximately 400,000 net rentable square foot Class A office property, including approximately 38,000 net rentable square feet of retail space. There can be no assurance that the project will commence.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 114 of this Annual Report on Form 10-K and is incorporated herein by reference.
Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 123 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2018.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	4,111,534	(2)	$96.35	(2)	8,578,885	(3)
Equity compensation plans not approved by security holders (4)	N/A		N/A		91,209
Total	4,111,534		$96.35		8,670,094
______________

(1)	Includes information related to BXP’s 1997 Plan and 2012 Plan.

(2)
Includes (a) 540,441 shares of common stock issuable upon the exercise of outstanding options (all of which are vested and exercisable), (b) 991,577 long term incentive units (LTIP units) (682,077 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 1,292,734 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 471,579 2016 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 398,871 2017 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 341,366 2018 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 74,966 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors. Does not include 50,142 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2016 MYLTIP Awards, 2017 MYLTIP Awards, 2018 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.

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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedule
Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2018 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,270,534	$1,796,252	$1,532,654	$189,657	$1,796,252	$1,722,311	$—	$—	$3,518,563	$271,534	1968	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	532,802	115,638	1,457,494	104	—	1,573,236	550,109	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	368,967	195,987	1,200,087	—	—	1,396,074	612,981	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	247,092	354,107	932,543	—	—	1,286,650	332,911	1961/2018	2002	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	919,565	—	200,349	919,565	—	—	1,119,914	9,509	2018	2013	(1)
601 Lexington Avenue	Office	New York, NY	658,792	241,600	494,782	361,985	289,639	637,044	—	171,684	1,098,367	272,936	1977/1997	2001	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	164,073	219,616	822,218	9,666	—	1,051,500	192,137	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	48,642	285,263	651,809	—	—	937,072	94,434	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	99,702	131,067	535,656	—	—	666,723	105,536	1971-1975/2017	2012	(1)
Carnegie Center	Office	Princeton, NJ	—	107,997	389,359	158,752	108,948	543,974	3,186	—	656,108	241,570	1983-2016	1998/1999/2000/2007/2014/2017	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	94,451	169,193	471,109	—	—	640,302	206,067	2004	2000	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	17,184	63,988	471,721	—	—	535,709	116,238	2011	2007	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	24,992	103,000	278,657	—	—	381,657	62,507	2012	2010	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	3,170	56,853	309,468	—	—	366,321	68,390	1986-1990	2012	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	174,213	87,852	267,908	—	—	355,760	170,678	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,829	72,545	227,595	—	—	300,140	38,230	2014	2012	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	3,900	95,322	169,061	—	—	264,383	18,263	2016	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	12,428	13,687	249,823	—	—	263,510	91,072	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	77,133	18,789	225,584	—	—	244,373	68,903	1985-1989	2011	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	64,831	30,627	201,704	—	—	232,331	107,640	1984/1986/2002	1999	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,259	40,933	151,637	—	—	192,570	20,576	2015	2013	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	4,535	—	188,076	—	—	188,076	52,280	2011	2008	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	9,988	95,066	78,361	—	—	173,427	17,866	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	45,144	20,108	147,765	—	—	167,873	64,683	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	36,089	27,135	117,247	—	—	144,382	27,535	1984/2018	2004	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	2,098	18,062	111,095	—	—	129,157	41,469	2003-2006	2007	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2018 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
One Freedom Square	Office	Reston, VA	—	9,929	84,504	32,256	11,293	115,396	—	—	126,689	54,652	2000	2003	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	87,231	8,662	112,859	—	—	121,521	67,759	1981/2006	2007	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	26,176	2010	2001	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	23,427	15,420	99,676	—	—	115,096	51,291	2001	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	24,181	16,179	90,650	—	—	106,829	47,668	1999	2000	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	17,553	19,092	83,461	—	—	102,553	32,360	2000	2004	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	17,753	12,533	88,200	—	—	100,733	39,574	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	23,701	21,173	74,737	—	—	95,910	23,691	1981/1996/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	4,515	2,116	90,104	—	—	92,220	7,772	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	18,363	20,785	68,760	—	—	89,545	21,302	1983/1998/2013	2006	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	21,914	13,593	71,333	—	—	84,926	26,357	1992	2005	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	11,449	11,097	71,431	—	—	82,528	32,739	2003	1999	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	5,858	13,873	66,215	—	—	80,088	25,107	2008	2001	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	673	63,206	14,879	673	—	78,758	8,146	1979	2016	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	3,411	16,741	54,696	—	—	71,437	12,562	1987/2003	2011	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	9,450	2013	2009	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	59,751	6,235	3,151	65,685	—	—	68,836	19,543	1971/1995/2018	1997	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	14,889	—	68,238	—	—	68,238	22,936	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	6,236	10,148	56,080	—	—	66,228	28,315	1984	1998	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	4,157	6,510	55,099	—	—	61,609	25,421	2004	1998	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	29,672	548	54,368	—	—	54,916	30,180	1987	1997	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	11,120	16,813	35,438	—	—	52,251	22,544	1999	1997	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	29,675	3,880	43,227	3,927	4,583	46,451	—	—	51,034	27,542	2001	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	19,054	1,478	46,945	—	—	48,423	25,384	1985	1999	(1)
University Place	Office	Cambridge, MA	5,571	—	37,091	9,001	390	45,702	—	—	46,092	27,871	1985	1998	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	6,517	4,244	37,641	—	—	41,885	21,426	2001	1998	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	4,613	23,377	17,703	—	—	41,080	16,076	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	8,540	1,323	33,109	—	—	34,432	18,404	1999	1997	(1)
325 Main Street	Office	Cambridge, MA	—	174	12,200	16,437	965	23,319	4,527	—	28,811	13,676	1987/2013	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	9,401	2,395	21,248	—	—	23,643	13,950	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	18,700	1,264	19,860	—	—	21,124	13,614	1982	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	1,390	3,124	16,418	—	—	19,542	8,344	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	431	6,480	10,386	—	—	16,866	1,031	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	1,790	2015	2012	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,255	802	13,795	—	—	14,597	11,809	1985	1997	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2018 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,230	1,160	11,656	—	—	12,816	5,424	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	4,270	1,858	10,675	—	—	12,533	8,330	1990	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	8,223	425	11,298	—	—	11,723	9,033	1979	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	819	791	9,966	—	—	10,757	5,121	1997	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	3,278	1,430	7,694	—	—	9,124	3,733	1987	1998	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	4,737	659	8,292	—	—	8,951	5,917	1982	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	3,593	273	7,913	—	—	8,186	5,448	1983	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	3,536	601	7,583	—	—	8,184	5,864	1984	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	676	5,477	1,766	—	—	7,243	558	1977	2012	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	1,438	661	6,158	—	—	6,819	3,011	2002	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	5,373	551	5,900	—	—	6,451	4,487	1986	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	6,064	65	6,175	—	—	6,240	1,445	1968	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,673	406	5,154	—	—	5,560	4,121	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,596	774	4,029	—	—	4,803	3,051	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	992	93	3,607	—	—	3,700	2,593	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,828	398	3,276	—	—	3,674	2,685	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,659	613	2,837	—	—	3,450	2,527	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	817	314	2,614	—	—	2,928	1,821	1968/1979/1987	1997	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	319	643	1,638	—	—	2,281	906	1982	1997	(1)
Signature at Reston	Residential	Reston, VA	—	27,076	190,580	—	27,076	190,580	—	—	217,656	3,938	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—	9,243	127,248	—	9,243	127,248	—	—	136,491	1,324	2018	2015	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	830	20,350	92,825	—	—	113,175	12,254	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,768	3,529	56,659	—	—	60,188	11,131	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	36,697	1,201	73,892	—	—	75,093	46,576	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	7,448	103	42,380	—	—	42,483	12,208	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	1,621	1,434	17,140	—	—	18,574	5,643	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	2,145	1,579	13,362	—	—	14,941	9,437	1990	1997	(1)
145 Broadway	Development	Cambridge, MA	—	121	—	223,845	324	—	—	223,642	223,966	—	N/A	1997	N/A
MacArthur Station Residences	Development	Oakland, CA	—	—	—	87,159	—	—	—	87,159	87,159	—	N/A	N/A	N/A
20 CityPoint	Development	Waltham, MA	—	—	6,287	46,024	—	6,287	—	46,024	52,311	—	N/A	2007	N/A

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2018 (dollars in thousands)

Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
Reston Gateway	Development	Reston, VA	—		—	—	25,167	—	—	—		25,167	25,167	—	N/A	1998	N/A
17Fifty Presidents Street	Development	Reston, VA	—		—	—	25,120	—	—	—		25,120	25,120	—	N/A	2013	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	3,932	—	—	38,936		—	38,936	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	29,928	—	—	29,928		—	29,928	—	N/A	2006	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,823	—	—	19,823		—	19,823	—	N/A	2007	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	15,233	—	—	15,233		—	15,233	—	N/A	2006	N/A
Platform 16	Land	San Jose, CA	—		—	—	12,962	—	—	12,962		—	12,962	—	N/A	2018	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,208	—	—	12,208		—	12,208	—	N/A	2007	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	11,014	—	—	11,014		—	11,014	—	N/A	1998	N/A
Fourth and Harrison	Land	San Francisco, CA	—		—	—	10,350	—	—	10,350		—	10,350	—	N/A	N/A	N/A
2100 Pennsylvania Avenue	Land	Washington, DC	—		—	—	9,700	—	—	9,700		—	9,700	—	N/A	N/A	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,852	—	—	8,852		—	8,852	—	N/A	2000	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	7,473	—	—	7,473		—	7,473	—	N/A	1998	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,388	—	—	2,388		—	2,388	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	2,199	—	—	2,199		—	2,199	—	N/A	1997	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,237	—	—	1,237		—	1,237	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	39	—	—	39		—	39	—	N/A	2000	N/A

			$2,964,572	(2)	$4,959,995	$12,763,317	$3,882,233	$5,072,568	$15,753,683	$200,498	(3)	$578,796	$21,605,545	$4,871,102

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $44,351. Accumulated Depreciation does not include approximately $26,675 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $17.9 billion and $3.9 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes unamortized deferred financing costs totaling approximately $(30.8) million.

(3)	Includes pre-development costs.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2018, 2017 and 2016
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2018	2017	2016
Real Estate:
Balance at the beginning of the year	$21,058,714	$20,114,576	$19,451,683
Additions to/improvements of real estate	1,043,379	1,099,286	977,287
Assets sold/written-off	(496,548)	(155,148)	(314,394)
Balance at the end of the year	$21,605,545	$21,058,714	$20,114,576
Accumulated Depreciation:
Balance at the beginning of the year	$4,566,570	$4,201,891	$3,905,940
Depreciation expense	533,342	497,059	560,024
Assets sold/written-off	(228,810)	(132,380)	(264,073)
Balance at the end of the year	$4,871,102	$4,566,570	$4,201,891

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2018 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,270,534	$1,796,252	$1,532,654	$189,657	$1,796,252	$1,722,311	$—	$—	$3,518,563	$271,534	1968	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	472,432	100,540	1,412,222	104	—	1,512,866	535,305	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	306,586	180,420	1,153,273	—	—	1,333,693	597,613	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	187,484	339,200	887,842	—	—	1,227,042	318,267	1961/2018	2002	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	919,565	—	200,349	919,565	—	—	1,119,914	9,509	2018	2013	(1)
601 Lexington Avenue	Office	New York, NY	658,792	241,600	494,782	324,899	279,281	610,316	—	171,684	1,061,281	264,150	1977/1997	2001	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	164,073	219,616	822,218	9,666	—	1,051,500	192,137	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	48,642	285,263	651,809	—	—	937,072	94,434	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	99,702	131,067	535,656	—	—	666,723	105,536	1971-1975/2017	2012	(1)
Carnegie Center	Office	Princeton, NJ	—	107,997	389,359	141,434	104,617	530,987	3,186	—	638,790	237,322	1983-2016	1998/1999/2000/2007/2014/2017	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	56,472	159,694	442,629	—	—	602,323	196,753	2004	2000	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	17,184	63,988	471,721	—	—	535,709	116,238	2011	2007	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	24,992	103,000	278,657	—	—	381,657	62,507	2012	2010	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	3,170	56,853	309,468	—	—	366,321	68,390	1986-1990	2012	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	146,971	81,040	247,478	—	—	328,518	164,002	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,829	72,545	227,595	—	—	300,140	38,230	2014	2012	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	3,888	95,310	169,061	—	—	264,371	18,263	2016	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	12,092	13,603	249,571	—	—	263,174	91,006	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	77,133	18,789	225,584	—	—	244,373	68,903	1985-1989	2011	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	58,442	29,029	196,913	—	—	225,942	106,074	1984/1986/2002	1999	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,259	40,933	151,637	—	—	192,570	20,576	2015	2013	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	4,535	—	188,076	—	—	188,076	52,280	2011	2008	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	9,988	95,066	78,361	—	—	173,427	17,866	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	41,069	19,089	144,709	—	—	163,798	63,684	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	31,476	25,982	113,787	—	—	139,769	26,400	1984/2018	2004	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	1,934	18,021	110,972	—	—	128,993	41,436	2003-2006	2007	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	26,619	9,883	111,169	—	—	121,052	53,268	2000	2003	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	26,176	2010	2001	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	77,100	6,128	105,262	—	—	111,390	65,272	1981/2006	2007	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	17,215	13,866	95,018	—	—	108,884	49,768	2001	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	19,763	15,074	87,337	—	—	102,411	46,584	1999	2000	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2018 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	13,563	18,095	80,468	—	—	98,563	31,381	2000	2004	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	23,403	21,098	74,514	—	—	95,612	23,620	1981/1996/2013	2006	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	12,208	11,146	84,042	—	—	95,188	38,212	2001	2003	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	4,352	1,953	90,104	—	—	92,057	7,772	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	18,184	20,741	68,625	—	—	89,366	21,265	1983/1998/2013	2006	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	20,297	13,189	70,120	—	—	83,309	25,964	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	5,753	13,847	66,136	—	—	79,983	25,085	2008	2001	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	8,462	10,350	69,191	—	—	79,541	32,005	2003	1999	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	673	63,206	14,879	673	—	78,758	8,146	1979	2016	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	3,411	16,741	54,696	—	—	71,437	12,562	1987/2003	2011	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	9,450	2013	2009	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	14,889	—	68,238	—	—	68,238	22,936	2009	2004	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	59,751	5,603	2,850	65,354	—	—	68,204	19,435	1971/1995/2018	1997	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	3,625	9,496	54,121	—	—	63,617	27,674	1984	1998	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	412	5,574	52,290	—	—	57,864	24,498	2004	1998	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	28,016	134	53,126	—	—	53,260	29,776	1987	1997	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	8,459	16,148	33,442	—	—	49,590	21,891	1999	1997	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	29,675	3,880	43,227	1,117	3,880	44,344	—	—	48,224	26,852	2001	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	16,974	958	45,385	—	—	46,343	24,877	1985	1999	(1)
University Place	Office	Cambridge, MA	5,571	—	37,091	7,551	27	44,615	—	—	44,642	27,519	1985	1998	(1)
2600 Tower Oaks Boulevard	Office	Rockville, MD	—	4,243	31,125	6,517	4,244	37,641	—	—	41,885	21,426	2001	1998	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	4,590	23,371	17,686	—	—	41,057	16,076	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	6,535	822	31,605	—	—	32,427	17,909	1999	1997	(1)
325 Main Street	Office	Cambridge, MA	—	174	12,200	15,666	772	22,741	4,527	—	28,040	13,484	1987/2013	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	7,295	1,868	19,669	—	—	21,537	13,432	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	17,936	1,073	19,287	—	—	20,360	13,430	1982	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	291	2,849	15,594	—	—	18,443	8,073	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	431	6,480	10,386	—	—	16,866	1,031	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	1,790	2015	2012	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	6,526	619	13,249	—	—	13,868	11,629	1985	1997	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,853	1,066	11,373	—	—	12,439	5,332	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,281	1,611	9,933	—	—	11,544	8,084	1990	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	7,586	266	10,820	—	—	11,086	8,877	1979	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	314	665	9,587	—	—	10,252	4,995	1997	1997	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2018 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	2,864	1,327	7,383	—	—	8,710	3,628	1987	1998	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	4,044	486	7,772	—	—	8,258	5,748	1982	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,942	453	7,137	—	—	7,590	5,720	1984	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	2,939	110	7,422	—	—	7,532	5,291	1983	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	676	5,477	1,766	—	—	7,243	558	1977	2012	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	1,226	608	5,999	—	—	6,607	2,959	2002	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	5,907	26	6,057	—	—	6,083	1,406	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,680	378	5,380	—	—	5,758	4,318	1986	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,140	273	4,754	—	—	5,027	3,991	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,245	686	3,766	—	—	4,452	2,961	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	811	47	3,472	—	—	3,519	2,552	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,445	303	2,988	—	—	3,291	2,594	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,346	535	2,602	—	—	3,137	2,449	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	231	168	2,174	—	—	2,342	1,676	1968/1979/1987	1997	(1)
164 Lexington Road	Office	Billerica, MA	—	592	1,370	117	592	1,487	—	—	2,079	853	1982	1997	(1)
Signature at Reston	Residential	Reston, VA	—	27,076	190,580	—	27,076	190,580	—	—	217,656	3,938	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—	9,243	127,248	—	9,243	127,248	—	—	136,491	1,324	2018	2015	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	830	20,350	92,825	—	—	113,175	12,254	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,768	3,529	56,659	—	—	60,188	11,131	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	33,806	478	71,724	—	—	72,202	45,868	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	7,034	—	42,069	—	—	42,069	12,108	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	909	1,256	16,606	—	—	17,862	5,472	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	480	1,163	12,113	—	—	13,276	9,030	1990	1997	(1)
145 Broadway	Development	Cambridge, MA	—	121	—	223,642	121	—	—	223,642	223,763	—	N/A	1997	N/A
MacArthur Station Residences	Development	Oakland, CA	—	—	—	87,159	—	—	—	87,159	87,159	—	N/A	N/A	N/A
20 CityPoint	Development	Waltham, MA	—	—	6,287	46,024	—	6,287	—	46,024	52,311	—	N/A	2007	N/A
Reston Gateway	Development	Reston, VA	—	—	—	25,167	—	—	—	25,167	25,167	—	N/A	1998	N/A
17Fifty Presidents Street	Development	Reston, VA	—	—	—	25,120	—	—	—	25,120	25,120	—	N/A	2013	N/A
North First Master Plan	Land	San Jose, CA	—	35,004	—	3,932	—	—	38,936	—	38,936	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	29,928	—	—	29,928	—	29,928	—	N/A	2006	N/A

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2018 (dollars in thousands)

					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,823	—	—	19,823		—	19,823	—	N/A	2007	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	15,233	—	—	15,233		—	15,233	—	N/A	2006	N/A
Platform 16	Land	San Jose, CA	—		—	—	12,962	—	—	12,962		—	12,962	—	N/A	2018	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,208	—	—	12,208		—	12,208	—	N/A	2007	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	11,014	—	—	11,014		—	11,014	—	N/A	1998	N/A
Fourth and Harrison	Land	San Francisco, CA	—		—	—	10,350	—	—	10,350		—	10,350	—	N/A	N/A	N/A
2100 Pennsylvania Avenue	Land	Washington, DC	—		—	—	9,700	—	—	9,700		—	9,700	—	N/A	N/A	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,852	—	—	8,852		—	8,852	—	N/A	2000	N/A
Washingtonian North	Land	Gaithersburg, MD	—		—	—	7,473	—	—	7,473		—	7,473	—	N/A	1998	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,388	—	—	2,388		—	2,388	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	2,199	—	—	2,199		—	2,199	—	N/A	1997	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,237	—	—	1,237		—	1,237	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	39	—	—	39		—	39	—	N/A	2000	N/A

			$2,964,572	(2)	$4,959,995	$12,763,317	$3,483,877	$4,971,475	$15,456,420	$200,498	(3)	$578,796	$21,207,189	$4,773,800

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $44,351. Accumulated Depreciation does not include approximately $26,675 of accumulated depreciation related to Furniture, Fixtures and Equipment.
The aggregate cost and accumulated depreciation for tax purposes was approximately $19.9 billion and $4.3 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes unamortized deferred financing costs totaling approximately $(30.8) million.

(3)	Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2018, 2017 and 2016
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2018	2017	2016
Real Estate:
Balance at the beginning of the year	$20,647,236	$19,701,185	$19,031,289
Additions to/improvements of real estate	1,043,379	1,099,286	977,287
Assets sold/written-off	(483,426)	(153,235)	(307,391)
Balance at the end of the year	$21,207,189	$20,647,236	$19,701,185
Accumulated Depreciation:
Balance at the beginning of the year	$4,473,895	$4,116,020	$3,826,862
Depreciation expense	525,584	488,919	548,397
Assets sold/written-off	(225,679)	(131,044)	(259,239)
Balance at the end of the year	$4,773,800	$4,473,895	$4,116,020
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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

4.5	—
Supplemental Indenture No. 10, dated as of November 18, 2010, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 4.125% Senior Note due 2021 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 18, 2010.)

4.6	—
Supplemental Indenture No. 12, dated as of June 11, 2012, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.85% Senior Note due 2023. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 11, 2012.)

4.7	—
Supplemental Indenture No. 13, dated as of April 11, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.125% Senior Note due 2023. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 11, 2013.)

4.8	—
Supplemental Indenture No. 14, dated as of June 27, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.800% Senior Note due 2024. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013.)

4.9	—
Supplemental Indenture No. 15, dated as of January 20, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.650% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on January 20, 2016.)

4.10	—
Supplemental Indenture No. 16, dated as of August 17, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.750% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on August 17, 2016.)

4.11	—
Supplemental Indenture No. 17, dated as of December 4, 2017, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.200% Senior Note due 2025. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on December 4, 2017.)

4.12	—
Supplemental Indenture No. 18, dated as of November 28, 2018, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 4.500% Senior Note due 2028. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on November 28, 2018.)

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

10.5	—
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

10.17*	—
First Amendment to Amended and Restated Employment Agreement, dated as of November 1, 2007, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.4 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.18*	—
Second Amendment to Amended and Restated Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.22 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.19*	—
Employment Agreement by and between Michael E. LaBelle and Boston Properties, Inc. dated as of January 24, 2008. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.’s Current Report on Form 8-K filed on January 29, 2008.)

10.20*	—
First Amendment to Employment Agreement, dated as of December 15, 2008, by and between Boston Properties, Inc. and Michael E. LaBelle. (Incorporated by reference to Exhibit 10.27 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.21*	—
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
Employment Agreement by and between John F. Powers and Boston Properties, Inc. dated as of January 2, 2018. (Incorporated by reference to Exhibit 10.32 to Boston Properties, Inc.'s Annual Report on Form 10-K filed on February 28, 2018.)

10.31*	—
Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated as of April 2, 2018. (Incorporated by reference to Exhibit 10.2 to Boston Properties, Inc.'s Quarterly Report on Form 10-Q filed on May 8, 2018.)

10.32*	—	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)
10.33*	—
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

10.36*	—
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

10.39*	—
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

10.42	—
Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2004.)

10.43*	—
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.44	—
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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Annual Reports on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Partners’ Capital, (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

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

BOSTON PROPERTIES, INC.

February 28, 2019	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

February 28, 2019

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ KAREN E. DYKSTRA
Karen E. Dykstra Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ MARTIN TURCHIN
Martin Turchin Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
February 28, 2019	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 28, 2019

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ KAREN E. DYKSTRA
Karen E. Dykstra Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DR. JACOB A. FRENKEL
Dr. Jacob A. Frenkel Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ MARTIN TURCHIN
Martin Turchin Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer