Form 10-Q
period 2019-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2019-05-08
CIK 1037540, 1043121

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019

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

Table of Content

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Boston Properties, Inc.	Common Stock, par value $0.01 per share	BXP	New York Stock Exchange
Boston Properties, Inc.	Depository Shares Each Representing 1/100th of a share of 5.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	BXP PRB	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	154,519,867
(Registrant)	(Class)	(Outstanding on May 2, 2019)

Table of Content

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of March 31, 2019, BXP owned an approximate 89.5% ownership interest in BPLP. The remaining approximate 10.5% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $297.4 million, or 1.8% at March 31, 2019 and a corresponding difference in depreciation expense, impairments losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2019

Table of Content

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,511,727 and $7,481,015 at March 31, 2019 and December 31, 2018, respectively)	$21,741,265	$21,649,896
Right of use assets - finance leases (amount related to VIEs of $21,000 at March 31, 2019)	187,292	—
Right of use assets - operating leases	151,166	—
Less: accumulated depreciation (amounts related to VIEs of $(999,691) and $(965,500) at March 31, 2019 and December 31, 2018, respectively)	(4,962,959)	(4,897,777)
Total real estate	17,116,764	16,752,119
Cash and cash equivalents (amounts related to VIEs of $254,299 and $296,806 at March 31, 2019 and December 31, 2018, respectively)	360,091	543,359
Cash held in escrows	72,207	95,832
Investments in securities	32,052	28,198
Tenant and other receivables (amounts related to VIEs of $15,782 and $15,519 at March 31, 2019 and December 31, 2018, respectively)	92,462	86,629
Note receivable	19,593	19,468
Related party note receivable	80,000	80,000
Accrued rental income (amounts related to VIEs of $280,952 and $272,466 at March 31, 2019 and December 31, 2018, respectively)	954,063	934,896
Deferred charges, net (amounts related to VIEs of $254,172 and $263,402 at March 31, 2019 and December 31, 2018, respectively)	666,320	678,724
Prepaid expenses and other assets (amounts related to VIEs of $56,027 and $26,513 at March 31, 2019 and December 31, 2018, respectively)	131,472	80,943
Investments in unconsolidated joint ventures	976,580	956,309
Total assets	$20,501,604	$20,256,477
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,926,760 and $2,929,326 at March 31, 2019 and December 31, 2018, respectively)	$2,959,908	$2,964,572
Unsecured senior notes, net	7,547,043	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,607	498,488
Lease liabilities - finance leases (amount related to VIEs of $20,067 at March 31, 2019)	173,123	—
Lease liabilities - operating leases	199,653	—
Accounts payable and accrued expenses (amounts related to VIEs of $79,984 and $75,786 at March 31, 2019 and December 31, 2018, respectively)	328,885	276,645
Dividends and distributions payable	165,352	165,114
Accrued interest payable	89,171	89,267
Other liabilities (amounts related to VIEs of $182,729 and $200,344 at March 31, 2019 and December 31, 2018, respectively)	369,575	503,726
Total liabilities	12,331,317	12,042,509
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except for share and par value amounts)
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at March 31, 2019 and December 31, 2018	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,594,386 and 154,537,378 issued and 154,515,486 and 154,458,478 outstanding at March 31, 2019 and December 31, 2018, respectively	1,545	1,545
Additional paid-in capital	6,414,612	6,407,623
Dividends in excess of earnings	(728,083)	(675,534)
Treasury common stock at cost, 78,900 shares at March 31, 2019 and December 31, 2018	(2,722)	(2,722)
Accumulated other comprehensive loss	(48,734)	(47,741)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,836,618	5,883,171
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	623,061	619,352
Property partnerships	1,710,608	1,711,445
Total equity	8,170,287	8,213,968
Total liabilities and equity	$20,501,604	$20,256,477

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands, except for per share amounts)
Revenue
Lease	$679,251	$—
Base rent	—	519,507
Recoveries from tenants	—	95,118
Parking and other	24,906	26,134
Hotel revenue	8,938	9,102
Development and management services	9,277	8,405
Direct reimbursements of payroll and related costs from management services contracts	3,395	2,885
Total revenue	725,767	661,151
Expenses
Operating
Rental	257,517	240,329
Hotel	7,863	8,073
General and administrative	41,762	35,894
Payroll and related costs from management services contracts	3,395	2,885
Transaction costs	460	21
Depreciation and amortization	164,594	165,797
Total expenses	475,591	452,999
Other income (expense)
Income from unconsolidated joint ventures	213	461
(Losses) gains on sales of real estate	(905)	96,397
Interest and other income	3,753	1,648
Gains (losses) from investments in securities	2,969	(126)
Impairment loss	(24,038)	—
Interest expense	(101,009)	(90,220)
Net income	131,159	216,312
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,830)	(17,234)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(11,599)	(20,432)
Net income attributable to Boston Properties, Inc.	100,730	178,646
Preferred dividends	(2,625)	(2,625)
Net income attributable to Boston Properties, Inc. common shareholders	$98,105	$176,021
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.63	$1.14
Weighted average number of common shares outstanding	154,525	154,385
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.63	$1.14
Weighted average number of common and common equivalent shares outstanding	154,844	154,705

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)
Net income	$131,159	$216,312
Other comprehensive income (loss):
Effective portion of interest rate contracts	(2,628)	—
Amortization of interest rate contracts (1)	1,666	1,666
Other comprehensive income (loss)	(962)	1,666
Comprehensive income	130,197	217,978
Net income attributable to noncontrolling interests	(30,429)	(37,666)
Other comprehensive income attributable to noncontrolling interests	(31)	(299)
Comprehensive income attributable to Boston Properties, Inc.	$99,737	$180,013
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2018	154,458	$1,545	$200,000	$6,407,623	$(675,534)	$(2,722)	$(47,741)	$619,352	$1,711,445	$8,213,968
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—	—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	14	—	—	492	—	—	—	(492)	—	—
Allocated net income for the year	—	—	—	—	100,730	—	—	11,599	18,830	131,159
Dividends/distributions declared	—	—	—	—	(149,415)	—	—	(17,185)	—	(166,600)
Shares issued pursuant to stock purchase plan	4	—	—	373	—	—	—	—	—	373
Net activity from stock option and incentive plan	39	—	—	3,059	—	—	—	13,410	—	16,469
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	4,387	4,387
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(24,128)	(24,128)
Effective portion of interest rate contracts	—	—	—	—	—	—	(2,359)	(269)	—	(2,628)
Amortization of interest rate contracts	—	—	—	—	—	—	1,366	156	144	1,666
Reallocation of noncontrolling interest	—	—	—	3,065	—	—	—	(3,065)	—	—
Equity, March 31, 2019	154,515	$1,545	$200,000	$6,414,612	$(728,083)	$(2,722)	$(48,734)	$623,061	$1,710,608	$8,170,287

Equity, December 31, 2017	154,325	$1,543	$200,000	$6,377,908	$(712,343)	$(2,722)	$(50,429)	$604,739	$1,683,760	$8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—	—	563	—	5,496
Redemption of operating partnership units to common stock	24	1	—	831	—	—	—	(832)	—	—
Allocated net income for the year	—	—	—	—	178,646	—	—	20,432	17,234	216,312
Dividends/distributions declared	—	—	—	—	(126,115)	—	—	(14,351)	—	(140,466)
Shares issued pursuant to stock purchase plan	3	—	—	429	—	—	—	—	—	429
Net activity from stock option and incentive plan	10	—	—	(185)	—	—	—	13,805	—	13,620
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	15,267	15,267
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(30,690)	(30,690)
Amortization of interest rate contracts	—	—	—	—	—	—	1,367	155	144	1,666
Reallocation of noncontrolling interest	—	—	—	5,164	—	—	—	(5,164)	—	—
Equity, March 31, 2018	154,362	$1,544	$200,000	$6,384,147	$(654,879)	$(2,722)	$(49,062)	$619,347	$1,685,715	$8,184,090

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$131,159	$216,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,594	165,797
Amortization of right of use assets - operating leases	605	—
Impairment loss	24,038	—
Non-cash compensation expense	15,050	14,772
Income from unconsolidated joint ventures	(213)	(461)
Distributions of net cash flow from operations of unconsolidated joint ventures	2,650	847
(Gains) losses from investments in securities	(2,969)	126
Non-cash portion of interest expense	5,447	5,299
Losses (gains) on sales of real estate	905	(96,397)
Change in assets and liabilities:
Tenant and other receivables, net	(14,000)	22,790
Note receivable	(125)	—
Accrued rental income, net	(15,570)	(26,319)
Prepaid expenses and other assets	(68,554)	(66,968)
Lease liabilities - operating leases	370	—
Accounts payable and accrued expenses	258	(13,913)
Accrued interest payable	(160)	12,399
Other liabilities	(17,831)	23,089
Tenant leasing costs	(18,420)	(31,595)
Total adjustments	76,075	9,466
Net cash provided by operating activities	207,234	225,778
Cash flows from investing activities:
Acquisition of real estate	(43,061)	—
Construction in progress	(85,632)	(150,060)
Building and other capital improvements	(32,719)	(53,550)
Tenant improvements	(54,242)	(47,157)
Proceeds from sales of real estate	20,019	116,120
Capital contributions to unconsolidated joint ventures	(26,995)	(48,823)
Investments in securities, net	(885)	(318)
Net cash used in investing activities	(223,515)	(183,788)

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the three months ended March 31,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(5,645)	(5,333)
Borrowings on unsecured line of credit	50,000	260,000
Repayments of unsecured line of credit	(50,000)	(190,000)
Payments on finance lease obligations	(470)	—
Payments on capital lease obligations	—	(3)
Payments on real estate financing transactions	—	(444)
Deferred financing costs	(186)	(16)
Net proceeds from equity transactions	1,792	(723)
Dividends and distributions	(166,362)	(140,288)
Contributions from noncontrolling interests in property partnerships	4,387	15,267
Distributions to noncontrolling interests in property partnerships	(24,128)	(30,690)
Net cash used in financing activities	(190,612)	(92,230)
Net decrease in cash and cash equivalents and cash held in escrows	(206,893)	(50,240)
Cash and cash equivalents and cash held in escrows, beginning of period	639,191	505,369
Cash and cash equivalents and cash held in escrows, end of period	$432,298	$455,129

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$543,359	$434,767
Cash held in escrows, beginning of period	95,832	70,602
Cash and cash equivalents and cash held in escrows, beginning of period	$639,191	$505,369

Cash and cash equivalents, end of period	$360,091	$294,571
Cash held in escrows, end of period	72,207	160,558
Cash and cash equivalents and cash held in escrows, end of period	$432,298	$455,129

Supplemental disclosures:
Cash paid for interest	$107,094	$89,412
Interest capitalized	$11,813	$17,378
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(31,640)	$(29,609)
Additions to real estate included in accounts payable and accrued expenses	$49,689	$35,245
Real estate acquired through finance lease	$122,563	$—
Dividends and distributions declared but not paid	$165,352	$139,218
Conversions of noncontrolling interests to stockholders’ equity	$492	$832
Issuance of restricted securities to employees	$37,428	$36,433

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,511,727 and $7,481,015 at March 31, 2019 and December 31, 2018, respectively)	$21,345,264	$21,251,540
Right of use assets - finance leases (amount related to VIEs of $21,000 at March 31, 2019)	187,292	—
Right of use assets - operating leases	151,166	—
Less: accumulated depreciation (amounts related to VIEs of $(999,691) and $(965,500) at March 31, 2019 and December 31, 2018, respectively)	(4,864,334)	(4,800,475)
Total real estate	16,819,388	16,451,065
Cash and cash equivalents (amounts related to VIEs of $254,299 and $296,806 at March 31, 2019 and December 31, 2018, respectively)	360,091	543,359
Cash held in escrows	72,207	95,832
Investments in securities	32,052	28,198
Tenant and other receivables (amounts related to VIEs of $15,782 and $15,519 at March 31, 2019 and December 31, 2018, respectively)	92,462	86,629
Note receivable	19,593	19,468
Related party note receivable	80,000	80,000
Accrued rental income (amounts related to VIEs of $280,952 and $272,466 at March 31, 2019 and December 31, 2018, respectively)	954,063	934,896
Deferred charges, net (amounts related to VIEs of $254,172 and $263,402 at March 31, 2019 and December 31, 2018, respectively)	666,320	678,724
Prepaid expenses and other assets (amounts related to VIEs of $56,027 and $26,513 at March 31, 2019 and December 31, 2018, respectively)	131,472	80,943
Investments in unconsolidated joint ventures	976,580	956,309
Total assets	$20,204,228	$19,955,423
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,926,760 and $2,929,326 at March 31, 2019 and December 31, 2018, respectively)	$2,959,908	$2,964,572
Unsecured senior notes, net	7,547,043	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,607	498,488
Lease liabilities - finance leases (amount related to VIEs of $20,067 at March 31, 2019)	173,123	—
Lease liabilities - operating leases	199,653	—
Accounts payable and accrued expenses (amounts related to VIEs of $79,984 and $75,786 at March 31, 2019 and December 31, 2018, respectively)	328,885	276,645
Distributions payable	165,352	165,114
Accrued interest payable	89,171	89,267
Other liabilities (amounts related to VIEs of $182,729 and $200,344 at March 31, 2019 and December 31, 2018, respectively)	369,575	503,726
Total liabilities	12,331,317	12,042,509
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,844,947 and 16,783,558 common units and 1,187,919 and 991,577 long term incentive units outstanding at redemption value at March 31, 2019 and December 31, 2018, respectively	2,414,240	2,000,591

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except for unit amounts)
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at March 31, 2019 and December 31, 2018	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,725,484 and 1,722,336 general partner units and 152,790,002 and 152,736,142 limited partner units outstanding at March 31, 2019 and December 31, 2018, respectively	3,603,174	4,054,996
Accumulated other comprehensive loss	(48,734)	(47,741)
Total partners' capital	3,748,063	4,200,878
Noncontrolling interests in property partnerships	1,710,608	1,711,445
Total capital	5,458,671	5,912,323
Total liabilities and capital	$20,204,228	$19,955,423

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands, except for per unit amounts)
Revenue
Lease	$679,251	$—
Base rent	—	519,507
Recoveries from tenants	—	95,118
Parking and other	24,906	26,134
Hotel revenue	8,938	9,102
Development and management services	9,277	8,405
Direct reimbursements of payroll and related costs from management services contracts	3,395	2,885
Total revenue	725,767	661,151
Expenses
Operating
Rental	257,517	240,329
Hotel	7,863	8,073
General and administrative	41,762	35,894
Payroll and related costs from management services contracts	3,395	2,885
Transaction costs	460	21
Depreciation and amortization	162,682	163,853
Total expenses	473,679	451,055
Other income (expense)
Income from unconsolidated joint ventures	213	461
(Losses) gains on sales of real estate	(905)	98,907
Interest and other income	3,753	1,648
Gains (losses) from investments in securities	2,969	(126)
Impairment loss	(22,272)	—
Interest expense	(101,009)	(90,220)
Net income	134,837	220,766
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,830)	(17,234)
Net income attributable to Boston Properties Limited Partnership	116,007	203,532
Preferred distributions	(2,625)	(2,625)
Net income attributable to Boston Properties Limited Partnership common unitholders	$113,382	$200,907
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.66	$1.17
Weighted average number of common units outstanding	172,131	171,867
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.66	$1.17
Weighted average number of common and common equivalent units outstanding	172,450	172,187

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
	2019	2018
	(in thousands)
Net income	$134,837	$220,766
Other comprehensive income (loss):
Effective portion of interest rate contracts	(2,628)	—
Amortization of interest rate contracts (1)	1,666	1,666
Other comprehensive income (loss)	(962)	1,666
Comprehensive income	133,875	222,432
Comprehensive income attributable to noncontrolling interests	(18,974)	(17,378)
Comprehensive income attributable to Boston Properties Limited Partnership	$114,901	$205,054
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership's Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS
(Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners' Capital (General and Limited Partners)	Preferred units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling interests - Redeemable Partnership Units

Equity, December 31, 2018	1,722	152,736	$4,054,996	$193,623	$(47,741)	$1,711,445	$5,912,323	$2,000,591
Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Contributions	2	41	4,820	—	—	—	4,820	34,400
Allocated net income for the year	—	—	101,783	2,625	—	18,830	123,238	11,599
Distributions	—	—	(146,790)	(2,625)	—	—	(149,415)	(17,185)
Unearned compensation	—	—	(1,388)	—	—	—	(1,388)	(20,990)
Conversion of redeemable partnership units	1	13	492	—	—	—	492	(492)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(406,875)	—	—	—	(406,875)	406,875
Effective portion of interest rate contracts	—	—	—	—	(2,359)	—	(2,359)	(269)
Amortization of interest rate contracts	—	—	—	—	1,366	144	1,510	156
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	4,387	4,387	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(24,128)	(24,128)	—
Equity, March 31, 2019	1,725	152,790	$3,603,174	$193,623	$(48,734)	$1,710,608	$5,458,671	$2,414,240

Equity, December 31, 2017	1,720	152,606	$3,664,436	$193,623	$(50,429)	$1,683,760	$5,491,390	$2,292,263
Cumulative effect of a change in accounting principle	—	—	4,933	—	—	—	4,933	563
Contributions	1	11	1,452	—	—	—	1,452	34,258
Allocated net income for the year	—	—	180,475	2,625	—	17,234	200,334	20,432
Distributions	—	—	(123,490)	(2,625)	—	—	(126,115)	(14,351)
Unearned compensation	—	—	(1,208)	—	—	—	(1,208)	(20,453)
Conversion of redeemable partnership units	1	23	832	—	—	—	832	(832)
Adjustment to reflect redeemable partnership units at redemption value	—	—	115,432	—	—	—	115,432	(115,432)
Effective portion of interest rate contracts	—	—	—	—	—	—	—	—
Amortization of interest rate contracts	—	—	—	—	1,367	144	1,511	155
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	15,267	15,267	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(30,690)	(30,690)	—
Equity, March 31, 2018	1,722	152,640	$3,842,862	$193,623	$(49,062)	$1,685,715	$5,673,138	$2,196,603
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$134,837	$220,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,682	163,853
Amortization of right of use assets - operating leases	605	—
Impairment loss	22,272	—
Non-cash compensation expense	15,050	14,772
Income from unconsolidated joint ventures	(213)	(461)
Distributions of net cash flow from operations of unconsolidated joint ventures	2,650	847
(Gains) losses from investments in securities	(2,969)	126
Non-cash portion of interest expense	5,447	5,299
Losses (gains) on sales of real estate	905	(98,907)
Change in assets and liabilities:
Tenant and other receivables, net	(14,000)	22,790
Note receivable	(125)	—
Accrued rental income, net	(15,570)	(26,319)
Prepaid expenses and other assets	(68,554)	(66,968)
Lease liabilities - operating leases	370	—
Accounts payable and accrued expenses	258	(13,913)
Accrued interest payable	(160)	12,399
Other liabilities	(17,831)	23,089
Tenant leasing costs	(18,420)	(31,595)
Total adjustments	72,397	5,012
Net cash provided by operating activities	207,234	225,778
Cash flows from investing activities:
Acquisition of real estate	(43,061)	—
Construction in progress	(85,632)	(150,060)
Building and other capital improvements	(32,719)	(53,550)
Tenant improvements	(54,242)	(47,157)
Proceeds from sales of real estate	20,019	116,120
Capital contributions to unconsolidated joint ventures	(26,995)	(48,823)
Investments in securities, net	(885)	(318)
Net cash used in investing activities	(223,515)	(183,788)

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the three months ended March 31,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(5,645)	(5,333)
Borrowings on unsecured line of credit	50,000	260,000
Repayments of unsecured line of credit	(50,000)	(190,000)
Payments on finance lease obligations	(470)	—
Payments on capital lease obligations	—	(3)
Payments on real estate financing transaction	—	(444)
Deferred financing costs	(186)	(16)
Net proceeds from equity transactions	1,792	(723)
Distributions	(166,362)	(140,288)
Contributions from noncontrolling interests in property partnerships	4,387	15,267
Distributions to noncontrolling interests in property partnerships	(24,128)	(30,690)
Net cash used in financing activities	(190,612)	(92,230)
Net decrease in cash and cash equivalents and cash held in escrows	(206,893)	(50,240)
Cash and cash equivalents and cash held in escrows, beginning of period	639,191	505,369
Cash and cash equivalents and cash held in escrows, end of period	$432,298	$455,129

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$543,359	$434,767
Cash held in escrows, beginning of period	95,832	70,602
Cash and cash equivalents and cash held in escrows, beginning of period	$639,191	$505,369

Cash and cash equivalents, end of period	$360,091	$294,571
Cash held in escrows, end of period	72,207	160,558
Cash and cash equivalents and cash held in escrows, end of period	$432,298	$455,129

Supplemental disclosures:
Cash paid for interest	$107,094	$89,412
Interest capitalized	$11,813	$17,378
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(31,640)	$(29,609)
Additions to real estate included in accounts payable and accrued expenses	$49,689	$35,245
Real estate acquired through finance lease	$122,563	$—
Distributions declared but not paid	$165,352	$139,218
Conversions of redeemable partnership units to partners’ capital	$492	$832
Issuance of restricted securities to employees	$37,428	$36,433

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at March 31, 2019 owned an approximate 89.5% (89.7% at December 31, 2018) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long-term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013, 2014, 2015, 2016, 2017, 2018 and 2019 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units expired on February 6, 2015, February 4, 2016, February 3, 2017, February 4, 2018 and February 9, 2019, respectively, and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units, the 2013 MYLTIP Units, the 2014 MYLTIP Units, the 2015 MYLTIP Units and the 2016 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units, the 2013 MYLTIP Units, the 2014 MYLTIP Units, the 2015 MYLTIP Units and 2016 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 7, 8 and 10).
At March 31, 2019, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 8).
Properties
At March 31, 2019, the Company owned or had interests in a portfolio of 196 commercial real estate properties (the “Properties”) aggregating approximately 51.4 million net rentable square feet of primarily Class A office properties, including eleven properties under construction/redevelopment totaling approximately 5.3 million net rentable square feet. At March 31, 2019, the Properties consisted of:

Table of Content

•	177 office properties (including nine properties under construction/redevelopment);

•	twelve retail properties;

•	six residential properties (including two properties under construction); and

•	one hotel.
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2018.
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a Level 1 basis (as defined in Accounting Standards Codification ("ASC") 820 “Fair Value Measurements and Disclosures” (“ASC 820”)) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in ASC 820) if trading volumes are low. The Company determines the fair value of its related party note receivable, note receivable and mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on note receivables / mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s related party note receivable, note receivable, and mortgage notes payable are categorized at a Level 3 basis (as defined in ASC 820) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit or unsecured term loan, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and Boston Properties Limited Partnership's specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input.

Table of Content

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s related party note receivable, note receivable, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable	$80,000	$80,060	$80,000	$80,000
Note receivable	19,593	17,723	19,468	19,468
	$99,593	$97,783	$99,468	$99,468

Mortgage notes payable, net	$2,959,908	$2,948,057	$2,964,572	$2,903,925
Unsecured senior notes, net	7,547,043	7,584,456	7,544,697	7,469,338
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	498,607	500,728	498,488	500,783
Total	$11,005,558	$11,033,241	$11,007,757	$10,874,046

Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for seven of the ten entities that are VIEs.
Consolidated Variable Interest Entities
As of March 31, 2019, Boston Properties, Inc. has identified seven consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following six in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building, 100 Federal Street and Salesforce Tower (See Note 12).
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities (i.e., excluding Boston Properties Limited Partnership's interest) are reflected as noncontrolling interest in property partnerships in the accompanying Consolidated Financial Statements (See Note 7).
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

Table of Content

New Accounting Pronouncements
New Accounting Pronouncements Adopted
Leases
On January 1, 2019, the Company adopted Accounting Standards Update ("ASU") 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or "Topic 842"). For information pertaining to the Company's adoption and disclosures with respect to leases, see Note 4.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Land	$5,061,532	$5,072,568
Right of use assets - finance leases	187,292	—
Right of use assets - operating leases	151,166	—
Land held for future development (1)	258,221	200,498
Buildings and improvements	13,286,605	13,356,751
Tenant improvements	2,444,358	2,396,932
Furniture, fixtures and equipment	43,080	44,351
Construction in progress	647,469	578,796
Total	22,079,723	21,649,896
Less: Accumulated depreciation	(4,962,959)	(4,897,777)
	$17,116,764	$16,752,119
_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Land	$4,961,028	$4,971,475
Right of use assets - finance leases	187,292	—
Right of use assets - operating leases	151,166	—
Land held for future development (1)	258,221	200,498
Buildings and improvements	12,991,108	13,059,488
Tenant improvements	2,444,358	2,396,932
Furniture, fixtures and equipment	43,080	44,351
Construction in progress	647,469	578,796
Total	21,683,722	21,251,540
Less: Accumulated depreciation	(4,864,334)	(4,800,475)
	$16,819,388	$16,451,065
_______________

(1)	Includes pre-development costs.
Development
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

Table of Content

approximately 38,000 net rentable square feet of retail space. There can be no assurance that the project will commence.
Ground Lease
On January 24, 2019, the ground lessor under the Company's 65-year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California, which will support approximately 1.1 million square feet of commercial office space, made available for lease to the Company the remaining land parcels. As a result, the Company recognized the remaining portion of the right of use finance lease asset and finance lease liability. The ground lease provides the Company with the right to purchase the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. The Company is reasonably certain that it will exercise the option to purchase the land and as a result, the Company has concluded that the lease should be accounted for as a finance lease. As a result, the Company recorded an approximately $122.6 million right of use asset - finance lease and a lease liability - finance lease on the Company’s Consolidated Balance Sheets. Finance lease assets and liabilities are accounted for at the lower of fair market value or the present value of future lease payments. The finance lease is for land only. Therefore, the Company will not depreciate the right of use asset - finance lease because land is assumed to have an indefinite life.
As of January 24, 2019, the lease payments from the finance lease are as follows (in thousands):

Period from January 24, 2019 through December 31, 2019	$17,918
2020	109,460
Total expected minimum lease payments	127,378
Interest portion	(4,815)
Present value of expected net lease payments	$122,563
Acquisitions
On January 10, 2019, the Company acquired land parcels at its Carnegie Center property located in Princeton, New Jersey for a gross purchase price of approximately $51.5 million, which includes an aggregate of approximately $8.6 million of additional amounts that are payable in the future to the seller upon the development or sale of each of the parcels. The land parcels could support approximately 1.7 million square feet of development.
Dispositions
On January 24, 2019, the Company completed the sale of its 2600 Tower Oaks Boulevard property located in Rockville, Maryland for a gross sales price of approximately $22.7 million. Net cash proceeds totaled approximately $21.4 million, resulting in a loss on sale of real estate totaling approximately $0.6 million. The Company recognized an impairment loss totaling approximately $3.1 million for Boston Properties, Inc. and approximately $1.5 million for Boston Properties Limited Partnership during the year ended December 31, 2018. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property. 2600 Tower Oaks contributed approximately $(0.2) million of net loss to the Company for the period from January 1, 2019 through January 23, 2019 and contributed approximately $(0.2) million of net loss to the Company for the three months ended March 31, 2018.
At March 31, 2019, the Company evaluated the expected hold period of its One Tower Center property and based on a shorter than expected hold period, the Company reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for Boston Properties, Inc. and approximately $22.3 million for Boston Properties Limited Partnership. The Company’s estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million (See Note 12). One Tower Center is an approximately 410,000 net rentable square foot Class A office property located in East Brunswick, New Jersey.
4. Leases
General Adoption
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract

Table of Content

(i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease for accounting purposes is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the prior guidance in ASC 840 -“Leases” (“Topic 840”). ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to Topic 840 for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards.
On July 30, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) allows lessors to elect, as a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the revenue guidance (ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) ("ASC 606")) that was adopted on January 1, 2018, and both of the following are met:
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
The Company adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. For purposes of transition, the Company elected the practical expedient package, which has been applied consistently to all of its leases but did not elect the hindsight practical expedient. The practical expedient package did not require the Company to reassess the following: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. This allows the Company to continue to account for its ground leases as operating leases. However, as of January 1, 2019, any new or modified ground leases may be classified as financing leases unless they meet certain conditions. The Company also elected to apply the transition provisions as of the adoption date, January 1, 2019, and not change its comparative statements. The Company recorded an adjustment to the opening balance of retained earnings related to initial direct costs that, as of January 1, 2019, had not started to amortize and are no longer allowed to be capitalized in accordance with ASU 2016-02, totaling approximately $3.9 million to Dividends in Excess of Earnings of Boston Properties, Inc. and Partners' Capital of Boston Properties Limited Partnership, approximately $0.4 million to Noncontrolling interests - Common Units of Boston Properties, Inc. and Noncontrolling Interest - Redeemable Partnership Units of Boston Properties Limited Partnership and $70,000 to Noncontrolling Interests - Property Partnerships of Boston Properties, Inc. and Noncontrolling Interests in Property Partnerships of Boston Properties Limited Partnership on the corresponding Consolidated Balance Sheets.
The Company made the policy election, when it is the lessee, to not apply the revenue recognition requirements of Topic 842 to short term leases. This policy election is made by class of underlying assets and as described below, the Company considers real estate to be a class of underlying assets, and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature. The Company will recognize the lease payments in net income on a straight-line basis over the lease term.
Lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on our consolidated balance sheets. The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company analyzes its accounts receivable, customer credit worthiness and current economic trends when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance on a lease by lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If a lessee’s accounts receivable balance

Table of Content

is considered uncollectible the Company will write-off the receivable balances associated with the lease to Lease revenue and cease to recognize lease income, including straight-line rent unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance adjusting for the amount related to the period when the lease payments were considered not probable. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of its trade accounts receivable.
In January 2018, the FASB issued ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which provides an optional transition practical expedient to not evaluate, under Topic 842, existing or expired land easements that were not previously accounted for as leases under the leases guidance in Topic 840.  An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842.  An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease.  The effective date and transition requirements for ASU 2018-01 are the same as the effective date and transition requirements in ASU 2016-02. The Company adopted ASU 2018-01 on January 1, 2019.
Lessee
For leases in which the Company is the lessee, (generally ground leases), on January 1, 2019, the Company recognized a right-of-use asset and a lease liability of approximately $151.8 million and $199.3 million, respectively. The leases liability was equal to the present value of the minimum lease payments in accordance with Topic ASC 840. In addition, the Company did not know the rate implicit in any of its ground leases which were classified as operating leases, and accordingly used the Company's incremental borrowing rate ("IBR") to determine the net present value of the minimum lease payments.
In order to determine the IBR, the Company utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. The approach required significant judgment. Therefore, the Company utilized different data sets to estimate base IBRs via an analysis of the following weighted-components:

•
The interpolated rates from yields on outstanding U.S. Treasury issuances for up to 30 years and for years 31 and beyond, longer term publicly traded educational institution debt issued by high credit quality educational institutions with maturity dates up to 2116,

•	Observable mortgage rates spread over U.S. Treasury issuances, and

•	Unlevered property yields and discount rates.
The Company then applied adjustments to account for considerations related to term and interpolated the IBR.
The Company has four non-cancelable ground lease obligations, which were classified as operating leases, with various initial term expiration dates through 2114. The Company recognizes ground rent expense on a straight-line basis over the term of the respective ground lease agreements. None of the amounts disclosed below for these ground leases contain variable payments, extension options or residual value guarantees. One of the ground leases does have an extension option. However, lease payments for this ground lease are based on fair market value and as such have not been included in the analysis below.
The Company has four finance lease obligations with various initial term expiration dates through 2036.

Table of Content

The following tables provide quantitative information for the Company's operating and finance leases as of March 31, 2019 (dollars in thousands):

Three months ended March 31, 2019
Lease costs
Operating lease costs	$3,677
Finance lease costs
Amortization of right of use asset (1)	$16
Interest on lease liabilities (2)	$12

March 31, 2019
Other information
Weighted-average remaining lease term (in years)
Operating leases	52
Finance leases	5
Weighted-average discount rate
Operating leases	5.7%
Finance leases	4.1%
_______________

(1)
The finance leases relate to either land, building or assets that remain in development. The Company's policy is not to depreciate finance lease assets related to land because it is assumed to have an indefinite life. For assets under development, depreciation may commence once the asset is placed in-service and depreciation would be recognized in accordance with the Company's policy.

(2)	Three of the finance leases relate to assets under development and as such the entire interest amount was capitalized.

The following table provides a maturity analysis for the Company's future contractual minimum lease payments to be made by the Company as of December 31, 2018, under non-cancelable ground leases which expire on various dates through 2114:

Years Ending December 31,	(in thousands)
2019	$11,425
2020	18,425
2021	25,310
2022	8,894
2023	9,084
Thereafter	567,232
The following table provides a maturity analysis for the Company's future minimum lease payments, as of December 31, 2018, related to the four capital leases, through 2036:

Years Ending December 31,	(in thousands)
2019	$1,441
2020	12,682
2021	2,123
2022	1,253
2023	944
Thereafter	73,241
Total expected minimum lease payments	91,684
Interest portion	(27,497)
Present value of expected net minimum lease payments	$64,187

Table of Content

The following table provides a maturity analysis for the Company's lease liabilities related to its operating and finance leases as of March 31, 2019 (in thousands):

	Operating	Finance (1)
April 1, 2019 - December 31, 2019	$7,317	$4,401
2020	17,488	122,070
2021	25,403	2,130
2022	11,376	1,121
2023	9,084	944
Thereafter	567,232	73,241
Total lease payments	637,900	203,907
Less: interest portion	(438,247)	(30,784)
Present value of lease payments	$199,653	$173,123
_______________

(1)	Finance lease payments in 2020 and 2024 include approximately $119.8 million and $38.7 million, respectively, related to purchase options that the Company is reasonably certain that it will exercise.

Lessor
The Company leases primarily Class A office, retail and residential space to tenants. These leases may contain extension and termination options, that are predominately at the sole discretion of the tenant. In a few instances, the leases also contain purchase options, which would be exercisable at fair market value. Also, certain of the Company's leases include rental payments that are based on a percentage of the tenant sales in excess of contractual amounts.
ASU 2018-11 provides lessors a practical expedient to not separate nonlease components from the associated lease component if certain criteria stated above are met for each class of underlying assets. The guidance in Topic 842 defines "underlying asset" as "an asset that is the subject of a lease for which a right to use that asset has been conveyed to a lessee. The underlying asset could be a physically distinct portion of a single asset." Based on the above guidance, the Company considers real estate assets as a class of underlying assets and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature.
Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Nonlease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with ASC 606. The Company considers common area maintenance (CAM) and service income associated with tenant work orders to be nonlease components because they represent delivery of a separate service but are not considered a cost of securing the identified asset. In the case of the Company's business, the identified asset would be the leased real estate (office, retail or residential).
The Company assessed and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. The Company determined that the predominate component was the lease component and as such its leases will continue to qualify as operating leases and the Company has made a policy election to account for and present the lease component and the nonlease component as a single component in the revenue section of the Consolidated Statements of Operations labeled Lease. Prior to the adoption of Topic 842, nonlease components had been included within Recoveries from Tenants Revenue, Parking and Other Revenue and Development and Management Services Revenue on the Company's Consolidated Statements of Operations.
In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, starting January 1, 2019, the Company no longer capitalizes non-incremental legal costs and internal leasing wages. These costs are expensed as incurred. The expensing of these items is included within General and Administrative Expense on the Consolidated Statements of Operations.

Table of Content

The following table summarizes the components of lease revenue recognized during the three months ended March 31, 2019 included within the Company's Consolidated Statements of Operations (in thousands):

Lease Revenue	Three months ended March 31, 2019
Fixed Contractual Payments	$553,986
Variable lease payments	125,265
$679,251
The Company's properties are leased to tenants under operating leases with initial term expiration dates ranging from 2019 to 2049.
The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2018, under non-cancelable operating leases which expire on various dates through 2049:

Years Ending December 31,	(in thousands)
2019	$2,088,171
2020	2,106,963
2021	2,015,031
2022	1,838,699
2023	1,736,636
Thereafter	12,295,464
The future contractual lease payments to be received (excluding operating expense reimbursements) by the Company as of March 31, 2019, under non-cancelable operating leases which expire on various dates through 2049:

(in thousands)
April 1, 2019 - December 31, 2019	$1,573,871
2020	2,147,464
2021	2,076,969
2022	1,910,362
2023	1,811,936
Thereafter	12,821,229

Table of Content

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2019 and December 31, 2018:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			March 31, 2019	December 31, 2018
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(5,948)	$(6,424)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		3,146	2,644
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(13,215)	(13,640)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	37,821	38,214
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	25,284	25,268
540 Madison Venture LLC	540 Madison Avenue	60.0%		66,452	66,391
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(4,781)	(5,026)
501 K Street LLC	1001 6th Street	50.0%	(5)	42,500	42,557
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		69,849	69,302
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		47,795	47,505
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		3,343	3,022
Office Tower Developer LLC	100 Causeway Street	50.0%	(6)	46,881	23,804
1265 Main Office JV LLC	1265 Main Street	50.0%		4,030	3,918
BNY Tower Holdings LLC	Dock 72	50.0%		83,291	82,520
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		252,762	253,495
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%	(6)	70,147	69,724
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		47,480	46,993
SMBP Venture LP	Santa Monica Business Park	55.0%		175,799	180,952
				$952,636	$931,219
 _______________

(1)
Investments with deficit balances aggregating approximately $23.9 million and $25.1 million at March 31, 2019 and December 31, 2018, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

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
Certain of the Company’s unconsolidated joint venture agreements provide that, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exceptions, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, the partners will be entitled to an additional promoted interest or payments.

Table of Content

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$3,660,439	$3,545,906
Other assets	534,534	543,512
Total assets	$4,194,973	$4,089,418
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,074,473	$2,017,609
Other liabilities (2)	604,280	582,006
Members’/Partners’ equity	1,516,220	1,489,803
Total liabilities and members’/partners’ equity	$4,194,973	$4,089,418
Company’s share of equity	$642,564	$622,498
Basis differentials (3)	310,072	308,721
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$952,636	$931,219
 _______________

(1)	At March 31, 2019, this amount includes right of use assets - finance leases and right of use assets - operating leases totaling approximately $248.9 million and $12.7 million, respectively.

(2)	At March 31, 2019, this amount includes lease liabilities - finance leases and lease liabilities - operating leases totaling approximately $393.9 million and $17.2 million, respectively.

(3)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At March 31, 2019 and December 31, 2018, there was an aggregate basis differential of approximately $315.3 million and $316.7 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(4)
Investments with deficit balances aggregating approximately $23.9 million and $25.1 million at March 31, 2019 and December 31, 2018, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

Table of Content

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2019	2018
	(in thousands)
Total revenue (1)	$82,955	$56,486
Expenses
Operating	30,499	22,849
Depreciation and amortization	28,646	14,725
Total expenses	59,145	37,574
Other expense
Interest expense	20,757	14,424
Net income	$3,053	$4,488

Company’s share of net income	$1,584	$1,826
Basis differential (2)	(1,371)	(1,365)
Income from unconsolidated joint ventures	$213	$461
 _______________

(1)	Includes straight-line rent adjustments of approximately $5.8 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.

(2)
Includes straight-line rent adjustments of approximately $0.5 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $7.7 million.
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

Table of Content

has agreements with its outside partners whereby the partners agree to reimburse the joint venture for their share of any payments made under the guarantee. In some cases, the Company earns a fee from the applicable joint venture for providing the guarantee.
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2019, the maximum funding obligation under the guarantee was approximately $110.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of March 31, 2019, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company's partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of March 31, 2019, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company's 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the federal government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of March 31, 2019, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements.
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, 2015, 2016, 2017 and 2018, the Company received distributions of approximately $7.7 million, $8.1 million, $1.4 million, $0.4 million and $0.3 million, respectively. The Company has a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at March 31, 2019.

Table of Content

Insurance
The Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company's portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2019, the program trigger is $180 million and the coinsurance is 19%, however, both will increase in subsequent years pursuant to TRIA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2020, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance.
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

Table of Content

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
7. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2019, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,844,947 OP Units, 1,187,919 LTIP Units (including 118,067 2012 OPP Units, 68,659 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 28,724 2015 MYLTIP Units and 98,706 2016 MYLTIP Units), 394,921 2017 MYLTIP Units, 336,195 2018 MYLTIP Units and 220,734 2019 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the three months ended March 31, 2019, 14,129 OP Units were presented by the holders for redemption (including 12,929 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units and 2014 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At March 31, 2019, Boston Properties Limited Partnership had outstanding 394,921 2017 MYLTIP Units, 336,195 2018 MYLTIP Units and 220,734 2019 MYLTIP Units. Prior to the applicable measurement date (February 6, 2020 for the 2017 MYLTIP Units, February 5, 2021 for the 2018 MYLTIP Units and February 4, 2022 for the 2019 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units and, after the February 9, 2019 measurement date, the 2016 MYLTIP Units) and its distributions on the 2016 MYLTIP Units (prior to the February 9, 2019 measurement date), 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units (after the February 5, 2019 issuance date) paid in 2019:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 29, 2019	April 30, 2019	$0.95	$0.095
December 31, 2018	January 30, 2019	$0.95	$0.095
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and, after the February 4, 2018 measurement date, the 2015 MYLTIP Units) and its distributions on the 2015 MYLTIP Units (prior to the February 4, 2018 measurement date), 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units (after the February 6, 2018 issuance date) that occurred during the first quarter of 2018:

Table of Content

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 29, 2018	April 30, 2018	$0.80	$0.080
December 31, 2017	January 30, 2018	$0.80	$0.080
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at March 31, 2019 was approximately $2.4 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $133.88 per share on March 29, 2019.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at March 31, 2019 and December 31, 2018, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the original venture agreement, if the Company elects to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture has commenced vertical construction of the project, then the partner’s capital funding obligation shall be limited, in which event the Company shall fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners have agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company earns a preferred return equal to LIBOR plus 3.00% per annum and is payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return have been repaid to the Company. As of March 31, 2019, the Company had contributed an aggregate of approximately $22.6 million of preferred equity to the venture. Also, under the joint venture agreement, (a) from and after the stabilization date, the partner has the right to cause the Company to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, the Company has the right to acquire all (but not less than all) of the partner’s interest, in each case at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns are achieved the partner will be entitled to receive an additional promoted interest with respect to cash flow distributions.  The term stabilization date is defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent.
On January 18, 2019, the Company and its partner amended the venture agreement. Per the amendment, the partner exercised its right to cause the Company to purchase on April 1, 2019 its 5% ownership interest and promoted profits interest in the venture for cash totaling approximately $210.9 million, which amount shall be reduced by approximately $24.1 million, consisting of the repayment of the Company's preferred equity and preferred return as provided for in the venture agreement. As part of the original agreement, the partner was required to contribute 5% of the equity and was entitled to receive an additional promoted payment based on the success of the property (See Note 12).

8. Stockholders’ Equity / Partners’ Capital
As of March 31, 2019, Boston Properties, Inc. had 154,515,486 shares of Common Stock outstanding.

Table of Content

As of March 31, 2019, Boston Properties, Inc. owned 1,725,484 general partnership units and 152,790,002 limited partnership units of Boston Properties Limited Partnership.
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
During the three months ended March 31, 2019, Boston Properties, Inc. issued 14,129 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid in 2019 and occurred during the first quarter of 2018:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 29, 2019	April 30, 2019	$0.95	$0.95
December 31, 2018	January 30, 2019	$0.95	$0.95

March 29, 2018	April 30, 2018	$0.80	$0.80
December 31, 2017	January 30, 2018	$0.80	$0.80
Preferred Stock
As of March 31, 2019, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid during 2019 and occurred during the first quarter of 2018:

Record Date	Payment Date	Dividend (Per Share)
May 3, 2019	May 15, 2019	$32.8125
February 4, 2019	February 15, 2019	$32.8125

May 4, 2018	May 15, 2018	$32.8125
February 2, 2018	February 15, 2018	$32.8125

Table of Content

9. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership's LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of Boston Properties, Inc. using the two-class method. Participating securities are included in the computation of diluted EPS of Boston Properties, Inc. using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units required, and the 2017-2019 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties, Inc. excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$98,105	154,525	$0.63
Effect of Dilutive Securities:
Stock Based Compensation	—	319	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$98,105	154,844	$0.63

	Three months ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$176,021	154,385	$1.14
Allocation of undistributed earnings to participating securities	(127)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$175,894	154,385	$1.14
Effect of Dilutive Securities:
Stock Based Compensation	—	320	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$175,894	154,705	$1.14

Table of Content

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units required, and the 2017-2019 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,606,000 and 17,482,000 redeemable common units for the three months ended March 31, 2019 and 2018, respectively.

	Three months ended March 31, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$113,382	172,131	$0.66
Effect of Dilutive Securities:
Stock Based Compensation	—	319	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$113,382	172,450	$0.66

	Three months ended March 31, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,907	171,867	$1.17
Allocation of undistributed earnings to participating securities	(141)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,766	171,867	$1.17
Effect of Dilutive Securities:
Stock Based Compensation	—	320	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,766	172,187	$1.17

10. Stock Option and Incentive Plan
On February 5, 2019, Boston Properties, Inc.’s Compensation Committee approved the 2019 MYLTIP awards under Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the "2012 Plan") to certain officers and employees of Boston Properties, Inc. The 2019 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to the Nareit Office Index adjusted to include Vornado Realty Trust. Earned awards will range from zero to a maximum of 220,734 LTIP Units depending on Boston Properties, Inc.’s TSR relative to the Nareit Office Index adjusted to include Vornado Realty Trust, with a target of approximately 110,367 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 50% on February 4, 2022 and 50% on February 4, 2023, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 4, 2022, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2019 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718 "Compensation - Stock Compensation", the 2019 MYLTIP awards have an aggregate value of approximately $13.5 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method.
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
During the three months ended March 31, 2019, Boston Properties, Inc. issued 23,083 shares of restricted common stock and Boston Properties Limited Partnership issued 172,166 LTIP Units and 220,734 2019 MYLTIP Units to employees under the 2012 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2019 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the three months ended March 31, 2019 were valued at approximately $3.0 million ($131.23 per share weighted-average). The LTIP Units granted were valued at approximately $20.9 million

Table of Content

(approximately $121.41 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.68% and an expected price volatility of 27.0%. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units was approximately $14.8 million and $14.2 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, there was (1) an aggregate of approximately $38.4 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2016 MYLTIP Units and (2) an aggregate of approximately $22.6 million of unrecognized compensation expense related to unvested 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.9 years.
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company's share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company's share of Net Operating Income for the three months ended March 31, 2019 and 2018.

Table of Content

Boston Properties, Inc.

	Three months ended March 31,
	2019	2018
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$98,105	$176,021
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of Boston Properties Limited Partnership	11,599	20,432
Noncontrolling interests in property partnerships	18,830	17,234
Interest expense	101,009	90,220
Impairment loss	24,038	—
Net operating income from unconsolidated joint ventures	25,349	16,060
Depreciation and amortization expense	164,594	165,797
Transaction costs	460	21
Payroll and related costs from management services contracts	3,395	2,885
General and administrative expense	41,762	35,894
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,085	45,909
Gains (losses) from investments in securities	2,969	(126)
Interest and other income	3,753	1,648
(Losses) gains on sales of real estate	(905)	96,397
Income from unconsolidated joint ventures	213	461
Direct reimbursements of payroll and related costs from management services contracts	3,395	2,885
Development and management services revenue	9,277	8,405
Company's share of Net Operating Income	$425,979	$371,610

Table of Content

Boston Properties Limited Partnership

	Three months ended March 31,
	2019	2018
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$113,382	$200,907
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	18,830	17,234
Interest expense	101,009	90,220
Impairment loss	22,272	—
Net operating income from unconsolidated joint ventures	25,349	16,060
Depreciation and amortization expense	162,682	163,853
Transaction costs	460	21
Payroll and related costs from management services contracts	3,395	2,885
General and administrative expense	41,762	35,894
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,085	45,909
Gains (losses) from investments in securities	2,969	(126)
Interest and other income	3,753	1,648
(Losses) gains on sales of real estate	(905)	98,907
Income from unconsolidated joint ventures	213	461
Direct reimbursements of payroll and related costs from management services contracts	3,395	2,885
Development and management services revenue	9,277	8,405
Company's share of Net Operating Income	$425,979	$371,610
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income, (losses) gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding the Company's results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

Table of Content

The Company's internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company's share of the amount from the Company's unconsolidated joint ventures (calculated based upon the Company’s percentage ownership interest and, in some cases, after priority allocations), minus the Company’s partners’ share of the amount from the Company's consolidated joint ventures (calculated based upon the partners’ percentage ownership interests and, in some cases, after priority allocations and their share of fees due to the Company).  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company's partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company's financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, interest and other income, (losses) gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company's reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type including Office, Residential and Hotel.
The Company has modified the presentation of its geographic area classification for all periods presented to include the Los Angeles geographic area to align with its method of internal reporting. The Company has expanded its presence in the Los Angeles geographic area with its equity method investment in Santa Monica Business Park located in Santa Monica, California. The Company now has equity interests in a portfolio of 27 office and retail properties in the Los Angeles geographic area aggregating approximately 2.3 million net rentable square feet, all of which are owned through investments in unconsolidated joint ventures. The Company is now presenting the Los Angeles geographic area as a reportable segment to align with its method of internal reporting given the increased significance as a result of commencing a full reporting period of ownership of the Santa Monica Business Park portfolio. The inclusion of the Los Angeles geographic area has also resulted in a change in the reported measure of segment profit or loss from NOI to the Company's share of NOI. This change has been reflected in all periods presented and the impact of the change can been seen within the tables below. The Company has not presented rental revenue and rental expenses for properties owned through investments in unconsolidated joint ventures, including those in the Los Angeles geographic area, as the Company accounts for these properties using the equity method of accounting.

Table of Content

Information by geographic area (dollars in thousands):
For the three months ended March 31, 2019:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$217,411	$—	$258,631	$124,055	$96,345	$696,442
Residential	2,701	—	—	—	5,014	7,715
Hotel	8,938	—	—	—	—	8,938
Total	229,050	—	258,631	124,055	101,359	713,095
% of Grand Totals	32.12%	—%	36.27%	17.40%	14.21%	100.00%
Rental Expenses:
Office	79,500	—	96,971	41,125	36,147	253,743
Residential	1,206	—	—	—	2,568	3,774
Hotel	7,863	—	—	—	—	7,863
Total	88,569	—	96,971	41,125	38,715	265,380
% of Grand Totals	33.37%	—%	36.54%	15.50%	14.59%	100.00%
Net operating income	$140,481	$—	$161,660	$82,930	$62,644	$447,715
% of Grand Totals	31.38%	—%	36.11%	18.52%	13.99%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(9,373)	—	(37,264)	(448)	—	(47,085)
Add: Company's share of net operating income from unconsolidated joint ventures	772	15,708	1,786	—	7,083	25,349
Company's share of net operating income	$131,880	$15,708	$126,182	$82,482	$69,727	$425,979
% of Grand Totals	30.96%	3.69%	29.62%	19.36%	16.37%	100.00%
 _______________

(1)
Rental Revenue is equal to total Revenue per the Company's Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Table of Content

For the three months ended March 31, 2018:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$204,997	$—	$242,398	$89,893	$99,312	$636,600
Residential	1,152	—	—	—	3,007	4,159
Hotel	9,102	—	—	—	—	9,102
Total	215,251	—	242,398	89,893	102,319	649,861
% of Grand Totals	33.12%	—%	37.31%	13.83%	15.74%	100.00%
Rental Expenses:
Office	80,324	—	93,762	27,628	36,343	238,057
Residential	514	—	—	—	1,758	2,272
Hotel	8,073	—	—	—	—	8,073
Total	88,911	—	93,762	27,628	38,101	248,402
% of Grand Totals	35.79%	—%	37.75%	11.12%	15.34%	100.00%
Net operating income	$126,340	$—	$148,636	$62,265	$64,218	$401,459
% of Grand Totals	31.47%	—%	37.02%	15.51%	16.00%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(8,129)	—	(37,946)	166	—	(45,909)
Add: Company's share of net operating income from unconsolidated joint ventures	534	7,074	1,661	—	6,791	16,060
Company's share of net operating income	$118,745	$7,074	$112,351	$62,431	$71,009	$371,610
% of Grand Totals	31.96%	1.90%	30.23%	16.80%	19.11%	100.00%
 _______________

(1)
Rental Revenue is equal to total Revenue per the Company's Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

12. Subsequent Events
On April 1, 2019, the Company completed the acquisition of its partner's 5% ownership interest and promoted profits interest in the consolidated entity that owns Salesforce Tower located in San Francisco, California for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million, consisting of the repayment of the Company's preferred equity and preferred return in the venture. The partner was entitled to receive an additional promoted payment based on the success of the property. Salesforce Tower is an approximately 1,421,000 net rentable square foot Class A office property (See Note 7).
On April 18, 2019, the Company entered into an agreement to sell its One Tower Center property located in East Brunswick, New Jersey for a gross sale price of approximately $38.0 million. One Tower Center is an approximately 410,000 net rentable square foot Class A office property. The closing is subject to customary closing conditions and termination rights for transactions of this type. There can be no assurance that the sale will be completed on the terms currently contemplated or at all (See Note 3).
On April 26, 2019, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $255.0 million collateralized by its 7750 Wisconsin Avenue development project located in Bethesda, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions. There have been no amounts drawn under the loan to date. 7750 Wisconsin Avenue is a 734,000 net rentable square foot build-to-suit Class A office project and below-grade parking garage.

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
Overview
BXP is the largest publicly-traded real estate investment trust (REIT) (based on market capitalization) that develops, owns and manages primarily Class A office properties in the U.S., concentrated in five markets - Boston, Los Angeles, New York, San Francisco and Washington, DC. BXP is a fully integrated real estate company, organized as a REIT. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and the average lease term for our in-service office leases was approximately 7.6 years as of March 31, 2019, including leases signed by our unconsolidated joint ventures. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:

Table of Content

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
Outlook
Macroeconomic conditions remain stable and overall favorable for our Company in the first quarter of 2019. Initial U.S. GDP growth estimates for the first quarter were 3.2%, surpassing prior estimates. Job creation remains steady as the U.S. economy created approximately 540,000 jobs in the first quarter of 2019 and the unemployment rate remained near 50-year lows at 3.8%. The Federal Reserve has indicated it will not raise interest rates for the foreseeable future. As a result, the 10-year Treasury rate has been steady at approximately 2.5%.
These conditions and trends in our particular markets and the continued success of our development and leasing efforts leaves us optimistic for our industry generally and our Company in particular. As a leading developer, owner and manager of marquee Class A office properties in the U.S., our priorities remain focused on the following:

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

•	managing our near-term debt maturities and maintaining our conservative balance sheet; and

•	actively managing our operations in a sustainable and responsible manner.
The overall occupancy of our in-service office and retail properties was 92.9% at March 31, 2019, an increase of 150 basis points from 91.4% at December 31, 2018. During the first quarter, we signed leases across our portfolio totaling approximately 1.5 million square feet, and we commenced revenue recognition on approximately 1.6 million square feet of leases in second generation space. Of these second generation leases, approximately 1.3 million square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 9.4% over the prior leases.
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
As of March 31, 2019, our construction/redevelopment pipeline consisted of 11 projects that, when completed, we expect will total approximately 5.3 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.7 billion, of which approximately $1.5 billion of equity remains to be invested as of March 31, 2019. Approximately 78% of the commercial space in these development projects was pre-leased as of May 2, 2019.
We also expect to commence development in 2019 on additional development projects that we expect will support approximately 869,000 square feet upon completion.

Table of Content

We expect to commence development at 2100 Pennsylvania Avenue, a 469,000 square foot Class A office building located in the central business district (“CBD”) of Washington, DC. The building is 66% pre-leased and will be an estimated $360 million investment.
Also in 2019, we plan to begin the redevelopment of 325 Main Street in Kendall Center in Cambridge, Massachusetts following the announcement, in the first quarter of 2019, of the execution of a long-term lease agreement with Google. The current 115,000 square foot building will be replaced with a new 400,000 square foot office tower. Total incremental project costs are estimated to be approximately $415 million. As part of the local zoning requirements, we also plan to develop, at a later date, a residential building of at least 200,000 square feet with 25% of the units designated for affordable housing.
As we continue to focus on our strategy of developing and acquiring assets to enhance our long-term growth, we also continually review our portfolio to identify properties as potential sales candidates because they may either no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. For example, during the first quarter of 2019, we completed the sale of 2600 Tower Oaks Boulevard, a 179,000 square foot property in Rockville, Maryland, for a gross sale price of approximately $23 million. Subsequent to March 31, 2019, we also entered into an agreement to sell One Tower Center, a 410,000 square foot office property in East Brunswick, New Jersey for a gross sale price of $38 million. This non-core property was 39% leased as of March 31, 2019, is geographically isolated from our other assets and had no synergies with the remainder of the portfolio. In addition, during the first quarter of 2019, we and our partners have commenced marketing activities for the sale of 540 Madison Avenue, a 284,000 square foot office property located in Midtown Manhattan. We own a 60% interest in the joint venture that owns 540 Madison Avenue. We expect to continue to sell select non-core assets in 2019, subject to market conditions.
A brief overview of each of our markets follows:
Boston
The leasing market in the greater Boston region remains active and strong. The Boston CBD sub-market continues to be driven by demand from traditional financial and professional services tenants, a strong flow of new and expanding technology and life science companies and an ongoing trend of urbanization. During the first quarter of 2019, approximately 485,000 square feet of leases commenced in the Boston region. Of these leases, approximately 350,000 square feet had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of approximately 12% over the prior leases.
Our approximately 1.6 million square foot in-service office portfolio in Cambridge is dominated by large users, is approximately 97% leased and continues to generate strong rental rates. We are also actively working to meet tenant demand through increasing density and redevelopment. For example, we entered into a lease with Google to extend and expand 450,000 square feet of lease space for 15 years and to construct a new 400,000 square foot office tower at 325 Main Street co-terminus with their extension. In the aggregate, Google will lease more than 800,000 square feet on a long-term basis.
In the suburban Waltham/Lexington sub-market, we continue to experience significant demand within our existing tenant base and from other tenants in the market, particularly from technology and life-science companies, seeking space to accommodate their expanding workforces.
The primary challenge we have in our Boston portfolio is the lack of available space to meet tenant demand. As a result, we are focused on future lease expirations and, subsequent to the first quarter of 2019, we signed an early renewal for 545,000 square feet with our tenant Bank of America at 100 Federal Street and are working on additional renewals that are expected to result in increases in future rents. Rents in Boston, Cambridge and the suburban Waltham/Lexington market have continued to experience strong increases in rental rates along with declines in concessions.
Los Angeles
The market in Los Angeles (“LA”), particularly in West LA, remains strong. Our Colorado Center complex, of which we own 50%, is approximately 99% leased.
Our 21-building Santa Monica Business Park, of which we own 55%, is approximately 93% leased. We believe both properties provide us with ample opportunity for future growth, as a majority of the current leases are at below-market rents.

Table of Content

We will continue to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.
New York
During the first quarter of 2019, we increased CBD occupancy 270 basis points to 94.5% from 91.8%, as of December 31, 2018, and approximately 775,000 square feet of leases commenced in the New York region. This included approximately 250,000 square feet of leases at our 399 Park Avenue property which is now approximately 93% leased, including leases with future commencement dates.
While rental growth rates in New York remain muted due to increased supply, leasing activity remains strong due to ongoing demand for high quality office space, particularly in midtown Manhattan.  We continue to expect modest rent growth in most of our New York submarkets and stable tenant improvement allowances.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the U.S. with market absorption at historic highs. With no new uncommitted development projects anticipated in the San Francisco CBD through 2023, combined with low vacancy and few available large blocks of sublease space, tenants have few options, which has created a supply and demand imbalance. We expect these fundamentals to continue. During the first quarter of 2019, approximately 380,000 square feet of leases commenced in the San Francisco region. Of these leases, approximately 162,000 square feet had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of 51% over the prior leases.
Washington, DC
Market conditions in the Washington, DC CBD have not changed in any meaningful way over the past few quarters. In the Washington, DC region, our focus remains on (1) matching development sites with tenants to begin development with significant pre-leasing commitments, (2) expanding our development potential in Reston, Virginia and (3) divesting of non-core assets.
Leasing activity in Washington, DC CBD remains very competitive primarily because there has been an increase in supply without a corresponding increase in demand. We are reasonably well-leased in the District with modest near-term exposure and we have reduced our exposure to the Washington, DC CBD market significantly over the past few years through dispositions of non-core assets.
Conversely, we continue to see strong tenant demand in our Reston, Virginia portfolio. In Reston, we continued development of Reston Gateway, our mixed-use development project, which will consist of an aggregate of approximately 4.5 million net rentable square feet. The initial phase is approximately 1.1 million net rentable square feet of which approximately 80% is pre-leased to Fannie Mae. Our Reston, Virginia in-service portfolio was approximately 95% leased as of March 31, 2019 and continues to be the strongest submarket in the region.

Table of Content

The table below details the leasing activity during the three months ended March 31, 2019:

Three months ended March 31, 2019
(Square Feet)
Vacant space available at the beginning of the period	3,859,897
Property dispositions/properties taken out of service	(85,019)
Leases expiring or terminated during the period	1,274,106
Total space available for lease	5,048,984
1st generation leases	244,430
2nd generation leases with new tenants	883,922
2nd generation lease renewals	738,267
Total space leased (1)	1,866,619
Vacant space available for lease at the end of the period	3,182,365

Leases executed during the period, in square feet (2)	1,522,346

Second generation leasing information: (3)
Leases commencing during the period, in square feet	1,622,189
Weighted Average Lease Term	122 Months
Weighted Average Free Rent Period	111 Days
Total Transaction Costs Per Square Foot (4)	$79.40
Increase in Gross Rents (5)	6.15%
Increase in Net Rents (6)	9.35%
___________________________

(1)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2019.

(2)
Represents leases executed during the three months ended March 31, 2019 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three months ended March 31, 2019 is 151,075.

(3)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,622,189 square feet of second generation leases that commenced during the three months ended March 31, 2019, leases for 1,471,114 square feet were signed in prior periods.

(4)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

(5)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,293,772 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2019; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(6)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,293,772 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2019; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Table of Content

Transactions during the three months ended March 31, 2019 included the following:
Development activities

•
On February 14, 2019, we announced that we had entered into a 15-year lease with Google, LLC for approximately 362,000 net rentable square feet of Class A office space in a build-to-suit development project to be located at our 325 Main Street property at Kendall Center in Cambridge, Massachusetts. 325 Main Street currently consists of an approximately 115,000 net rentable square foot Class A office property that will be demolished and developed into an approximately 400,000 net rentable square foot Class A office property, including approximately 38,000 net rentable square feet of retail space. There can be no assurance that the project will commence.

•
On January 24, 2019, the ground lessor under our 65-year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California, which will support approximately 1.1 million square feet of commercial office space, made available for lease to us the remaining land parcels.

Acquisitions and Disposition activities

•
On January 10, 2019, we acquired land parcels at our Carnegie Center property located in Princeton, New Jersey for a gross purchase price of approximately $51.5 million, which includes an aggregate of approximately $8.6 million of additional amounts that are payable in the future to the seller upon the development or sale of each of the parcels. The land parcels could support approximately 1.7 million square feet of development.

•
On January 24, 2019, we completed the sale of our 2600 Tower Oaks Boulevard property located in Rockville, Maryland for a gross sales price of approximately $22.7 million. Net cash proceeds totaled approximately $21.4 million, resulting in a loss on sale of real estate totaling approximately $0.6 million. We recognized an impairment loss totaling approximately $3.1 million for BXP and approximately $1.5 million for BPLP during the year ended December 31, 2018. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property.

Capital markets activities

•
On January 24, 2019, a joint venture in which we have a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the loan totaled approximately $13.0 million and was scheduled to mature on November 17, 2019, with one, one-year extension option, subject to certain conditions. The extended loan has a total commitment amount of approximately $14.3 million, bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2020. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.

Transactions completed subsequent to March 31, 2019 included the following:

•
On April 1, 2019, we completed the acquisition of our partner's 5% ownership interest and promoted profits interest in the consolidated entity that owns Salesforce Tower located in San Francisco, California for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million, consisting of the repayment of our preferred equity and preferred return in the venture. The partner was entitled to receive an additional promoted payment based on the success of the property. Salesforce Tower is an approximately 1,421,000 net rentable square foot Class A office property (See Note 7 to the Consolidated Financial Statements).

•
At March 31, 2019, we evaluated the expected hold period of our One Tower Center property and based on a shorter than expected hold period, we reduced the carrying value of the property to our estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million (See Note 12 to the Consolidated Financial Statements). One Tower Center is an approximately 410,000 net rentable square foot Class A office property located in East Brunswick, New Jersey.

Table of Content

•
On April 26, 2019, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $255.0 million collateralized by its 7750 Wisconsin Avenue development project located in Bethesda, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions. There have been no amounts drawn under the loan to date. 7750 Wisconsin Avenue is a 734,000 net rentable square foot build-to-suit Class A office project and below-grade parking garage.

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
Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies, except for our policies established following the adoption of Accounting Standards Update ("ASU") ASU 2016-02, ASU 2018-01 and ASU 2018-11. The adoption of each of the above pronouncements is discussed in Note 4 to our Consolidated Financial Statements. Management discusses and reviews our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.
Results of Operations for the Three Months Ended March 31, 2019 and 2018
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $77.9 million and $87.5 million for the three months ended March 31, 2019 compared to 2018, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to net operating income and net income attributable to Boston Properties Limited Partnership common unitholders to net operating income for the three months ended March 31, 2019 and 2018 (in thousands):

Table of Content

Boston Properties, Inc.

	Three months ended March 31,
	2019	2018	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$98,105	$176,021	$(77,916)	(44.27)%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	100,730	178,646	(77,916)	(43.61)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	11,599	20,432	(8,833)	(43.23)%
Noncontrolling interests in property partnerships	18,830	17,234	1,596	9.26%
Net Income	131,159	216,312	(85,153)	(39.37)%
Other Expenses:
Add:
Interest expense	101,009	90,220	10,789	11.96%
Impairment loss	24,038	—	24,038	100.00%
Other Income:
Less:
Gains (losses) from investments in securities	2,969	(126)	3,095	2,456.35%
Interest and other income	3,753	1,648	2,105	127.73%
(Losses) gains on sales of real estate	(905)	96,397	(97,302)	(100.94)%
Income from unconsolidated joint ventures	213	461	(248)	(53.80)%
Other Expenses:
Add:
Depreciation and amortization expense	164,594	165,797	(1,203)	(0.73)%
Transaction costs	460	21	439	2,090.48%
Payroll and related costs from management services contracts	3,395	2,885	510	17.68%
General and administrative expense	41,762	35,894	5,868	16.35%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,395	2,885	510	17.68%
Development and management services revenue	9,277	8,405	872	10.37%
Net Operating Income	$447,715	$401,459	$46,256	11.52%

Table of Content

Boston Properties Limited Partnership

	Three months ended March 31,
	2019	2018	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$113,382	$200,907	$(87,525)	(43.56)%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	116,007	203,532	(87,525)	(43.00)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	18,830	17,234	1,596	9.26%
Net Income	134,837	220,766	(85,929)	(38.92)%
Other Expenses:
Add:
Interest expense	101,009	90,220	10,789	11.96%
Impairment loss	22,272	—	22,272	100.00%
Less:
Gains (losses) from investments in securities	2,969	(126)	3,095	2,456.35%
Interest and other income	3,753	1,648	2,105	127.73%
(Losses) gains on sales of real estate	(905)	98,907	(99,812)	(100.92)%
Income from unconsolidated joint ventures	213	461	(248)	(53.80)%
Other Expenses:
Add:
Depreciation and amortization expense	162,682	163,853	(1,171)	(0.71)%
Transaction costs	460	21	439	2,090.48%
Payroll and related costs from management services contracts	3,395	2,885	510	17.68%
General and administrative expense	41,762	35,894	5,868	16.35%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,395	2,885	510	17.68%
Development and management services revenue	9,277	8,405	872	10.37%
Net Operating Income	$447,715	$401,459	$46,256	11.52%

At March 31, 2019 and March 31, 2018, we owned or had interests in a portfolio of 196 and 179 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete picture of our performance. Therefore, the comparison of operating results for the three months ended March 31, 2019 and 2018 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Table of Content

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income, (losses) gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
The gains on sales of real estate, impairment losses and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in impairment losses and in the gains on sales of real estate and depreciation expense when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Form 10-Q.
Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 145 properties totaling approximately 38.9 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2018 and owned and in-service through March 31, 2019. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2018 or disposed of on or prior to March 31, 2019. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2019 and 2018 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold. There were no properties acquired between January 1, 2018 and March 31, 2019.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2019	2018	Increase/(Decrease)	% Change	2019	2018	2019	2018	2019	2018	2019	2018	Increase/(Decrease)	% Change
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$633,948	$598,594	$35,354	5.91%	$29,571	$3,710	$867	$839	$347	$6,119	$664,733	$609,262	$55,471	9.10%
Termination Income	7,132	825	6,307	764.48%	—	—	—	5	(196)	532	6,936	1,362	5,574	409.25%
Lease Revenue	641,080	599,419	41,661	6.95%	29,571	3,710	867	844	151	6,651	671,669	610,624	61,045	10.00%
Parking and Other Income	24,530	25,661	(1,131)	(4.41)%	229	23	6	19	8	272	24,773	25,975	(1,202)	(4.63)%
Total Rental Revenue (1)	665,610	625,080	40,530	6.48%	29,800	3,733	873	863	159	6,923	696,442	636,599	59,843	9.40%
Real Estate Operating Expenses	239,952	232,014	7,938	3.42%	13,043	2,563	559	394	189	3,085	253,743	238,056	15,687	6.59%
Net Operating Income (Loss), excluding residential and hotel	425,658	393,066	32,592	8.29%	16,757	1,170	314	469	(30)	3,838	442,699	398,543	44,156	11.08%
Residential Net Operating Income (Loss) (2)	2,350	2,492	(142)	(5.70)%	1,591	(605)	—	—	—	—	3,941	1,887	2,054	108.85%
Hotel Net Operating Income (2)	1,075	1,029	46	4.47%	—	—	—	—	—	—	1,075	1,029	46	4.47%
Net Operating Income (Loss)	$429,083	$396,587	$32,496	8.19%	$18,348	$565	$314	$469	$(30)	$3,838	$447,715	$401,459	$46,256	11.52%
_______________

(1)
Rental Revenue is equal to Revenue less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Revenue per the Consolidated Statements of Operations excluding the residential and hotel revenue that is noted below. Upon the adoption of ASU-2016-02 “Leases” on January 1, 2019, service income from tenants is included in Lease revenue. Prior to adoption, these amounts were included in the line item for Development and Management Services Revenue. We use Rental Revenue internally as a performance measure and in calculating other non-GAAP financial measures (e.g., NOI), which provides investors with information regarding our performance that is not immediately apparent from the comparable non-GAAP measures and allows investors to compare operating performance between periods.

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the three months ended March 31, 2019 and 2018 is comprised of Residential Revenue of $7,715 and $4,159, less Residential Expenses of $3,774 and $2,272, respectively. Hotel Net Operating Income for the three months ended March 31, 2019 and 2018 is comprised of Hotel Revenue of $8,938 and $9,102 less Hotel Expenses of $7,863 and $8,073, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $35.4 million for the three months ended March 31, 2019 compared to 2018. The increase was primarily the result of increases in revenue from our leases and the reclassification of service income from tenants and other income of approximately $30.6 million and $4.8 million, respectively. Lease revenue from our leases increased approximately $30.6 million as a result of our average revenue per square foot increasing by approximately $3.46, which contributed approximately $27.6 million, and an approximately $3.0 million increase due to our average occupancy increasing from 91.6% to 92.1%.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants, overtime HVAC, late fees and other items) that were reclassified on a prospective basis from the Development and Management Services revenue and Parking and Other Income line items of our Consolidated Statements of Operations. As a result, Lease revenue increased by approximately $4.8 million and Development and Management Services revenue and Parking and Other Income decreased by approximately $3.0 million and $1.8 million, respectively for the three months ended March 31, 2019 (See Note 4 to the Consolidated Financial Statements).
Termination Income
Termination income increased by approximately $6.3 million for the three months ended March 31, 2019 compared to 2018.
Termination income for the three months ended March 31, 2019 related to 13 tenants across the Same Property Portfolio and totaled approximately $7.1 million, of which approximately $4.9 million is from two tenants that terminated leases early at 399 Park Avenue in New York City.
Termination income for the three months ended March 31, 2018 related to 16 tenants across the Same Property Portfolio and totaled approximately $0.8 million.
Parking and Other Income
Parking and other income decreased by approximately $1.1 million for the three months ended March 31, 2019 compared to 2018, which was primarily due to the prospective reclassification of approximately $1.8 million of certain nonlease components that were described above (See Note 4 to the Consolidated Financial Statements).
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $7.9 million, or 3.4%, for the three months ended March 31, 2019 compared to 2018 due primarily to increases in (1) real estate taxes of approximately $6.2 million, or 5.5% and (2) other real estate operating expenses of approximately $1.7 million, or 1.5%. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2018 through March 31, 2019. Rental revenue and real estate operating expenses increased by approximately $29.7 million and $11.9 million, respectively, for the three months ended March 31, 2019 compared to 2018, as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
Office
191 Spring Street	Fourth Quarter, 2017	Fourth Quarter, 2018	170,997	$1,823	$927	$896	$591	$388	$203
Salesforce Tower	Fourth Quarter, 2017	Fourth Quarter, 2018	1,420,682	27,977	2,806	25,171	12,452	2,175	10,277
Total Office			1,591,679	29,800	3,733	26,067	13,043	2,563	10,480

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,783	2,218	81	2,137	1,477	686	791
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	1,510	—	1,510	660	—	660
Total Residential			684,500	3,728	81	3,647	2,137	686	1,451
			2,276,179	$33,528	$3,814	$29,714	$15,180	$3,249	$11,931

Properties in Development or Redevelopment Portfolio
The table below lists the property that was in development or redevelopment between January 1, 2018 and March 31, 2019. Rental revenue and real estate operating expenses increased by approximately $10,000 and $0.2 million, respectively, for the three months ended March 31, 2019 compared to 2018, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2019	2018	Change	2019	2018	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$873	$863	$10	$559	$394	$165
___________

(1)	This is the low-rise portion of 601 Lexington Avenue in New York City. Rental revenue includes approximately $5,000 of termination income for the three months ended March 31, 2018.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2018 and March 31, 2019. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $6.8 million and $2.9 million, respectively, for the three months ended March 31, 2019 compared to 2018, as detailed below.

Table of Content

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
500 E Street, S.W.	January 9, 2018	Office	262,000	$—	$270	$(270)	$—	$129	$(129)
91 Hartwell Avenue	May 24, 2018	Office	119,000	—	763	(763)	—	383	(383)
Quorum Office Park	September 27, 2018	Office	268,000	—	1,097	(1,097)	—	557	(557)
1333 New Hampshire Avenue (1)	November 30, 2018	Office	315,000	—	4,009	(4,009)	—	1,461	(1,461)
Tower Oaks	December 20, 2018	Land	N/A	—	106	(106)	—	54	(54)
2600 Tower Oaks Boulevard (2)	January 24, 2019	Office	179,000	159	678	(519)	189	501	(312)
			1,143,000	$159	$6,923	$(6,764)	$189	$3,085	$(2,896)
___________

(1)	Rental revenue includes approximately $0.5 million of termination income for the three months ended March 31, 2018.

(2)	Rental revenue includes approximately $(0.2) million of termination income for the three months ended March 31, 2019.

Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.1 million for the three months ended March 31, 2019 compared to 2018.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended March 31, 2019 and 2018.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average Monthly Rental Rate (1)	$4,433	$4,116	7.7%	$2,352	$2,347	0.2%
Average Rental Rate Per Occupied Square Foot	$4.86	$4.61	5.4%	$2.57	$2.58	(0.4)%
Average Physical Occupancy (2)	94.6%	92.3%	2.5%	90.3%	94.1%	(4.0)%
Average Economic Occupancy (3)	95.0%	91.2%	4.2%	89.3%	93.1%	(4.1)%
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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property increased by approximately $46,000 for the three months ended March 31, 2019 compared to 2018.

Table of Content

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2019 and 2018.

	2019	2018	Percentage Change
Occupancy	80.2%	81.0%	(1.0)%
Average daily rate	$221.39	$218.84	1.2%
Revenue per available room, REVPAR	$177.63	$177.34	0.2%
Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by an aggregate of approximately $0.9 million for the three months ended March 31, 2019 compared to 2018. Development revenue increased by approximately $1.9 million while management services revenue decreased by approximately $1.0 million. The increase in development revenue is primarily related to an increase in development fees earned from our Washington, DC region and an increase in fees associated with tenant improvement projects in our Boston region.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants) that were reclassified on a prospective basis from this line item of our Consolidated Statements of Operations to Lease revenue. For the three months ended March 31, 2018, management service revenue included $2.5 million of service income from tenants. Excluding this reclassification, management services revenue would have increased by approximately $1.5 million due primarily to property and asset management fees we earned from our Santa Monica Business Park unconsolidated joint venture, which we acquired on July 19, 2018.
General and Administrative Expense
General and administrative expense increased by approximately $5.9 million for the three months ended March 31, 2019 compared to 2018 due to compensation expense and other general and administrative expenses increasing by approximately $5.4 million and $0.5 million, respectively. The increase in compensation expense was related to (1) an approximately $3.1 million increase in the value of the deferred compensation plan, (2) an approximately $2.1 million increase related to a decrease in capitalized wages, which includes the effect of no longer being able to capitalize internal and external legal costs and internal leasing wages, and (3) an approximately $0.2 million increase related to other compensation expenses. The decrease in capitalized wages is shown as an increase to general and administrative expense as some of these costs are capitalized and included in real estate assets on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to an increase in professional fees and taxes.
On January 1, 2019, we adopted ASU 2016-02 and therefore as a lessor we can only capitalize incremental direct leasing costs. As a result, we are no longer able to capitalize internal and external legal costs and internal leasing wages; instead, we are required to expense these and other non-incremental costs as incurred (See Note 4 to the Consolidated Financial Statements).
As of January 1, 2019, wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets, and they are amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2019 and 2018 were approximately $2.9 million and $4.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.4 million for the three months ended March 31, 2019 compared to 2018. The increase was primarily related to the disposition of assets and costs related to the potential formation of new and pending joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.

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
Boston Properties, Inc.
Depreciation and amortization expense decreased by approximately $1.2 million for the three months ended March 31, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the three months ended March 31,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$153,926	$162,795	$(8,869)
Properties Placed in-Service Portfolio	10,509	1,479	9,030
Properties Sold Portfolio	159	1,523	(1,364)
	$164,594	$165,797	$(1,203)

Boston Properties Limited Partnership
Depreciation and amortization expense decreased by approximately $1.2 million for the three months ended March 31, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the three months ended March 31,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$152,014	$160,851	$(8,837)
Properties Placed in-Service Portfolio	10,509	1,479	9,030
Properties Sold Portfolio	159	1,523	(1,364)
	$162,682	$163,853	$(1,171)

Direct Reimbursements of Payroll and Related Costs From Management Services Contracts and Payroll and Related Costs From Management Service Contracts
ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” updated the principal versus agent considerations and as a result we determined that amounts reimbursed for payroll and related costs received from third parties in connection with management services contracts should be reflected on a gross basis instead of on a net basis, as we have determined that we are the principal under these arrangements. It is anticipated that these two financial statement line items will offset each other.
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures decreased by approximately $0.2 million for the three months ended March 31, 2019 compared to 2018 due primarily to our share of net losses from our Santa Monica Business Park joint venture, partially offset by our shere of net income from our Colorado Center joint venture. The acquisition of a 55% ownership interest in Santa Monica Business Park in Santa Monica, California on July 19, 2018 resulted in an approximately $2.5 million decrease to our net income from the joint venture. This decrease was primarily related to interest expense and depreciation and amortization expense. The decrease was partially offset

Table of Content

by an approximately $2.0 million increase in our share of net income from our joint venture that owns Colorado Center in Santa Monica, California. The increase in our share of net income was due to an increase in lease revenue resulting from an increase in occupancy at the property.
(Losses) Gains on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.
Boston Properties, Inc.
(Losses) gains on sales of real estate decreased by approximately $97.3 million for the three months ended March 31, 2019 compared to 2018, as detailed below (dollars in millions).

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	(Losses) Gains on Sale of Real Estate
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)	(1)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$96.4
___________

(1)
Excludes approximately $0.3 million of losses on sales of real estate recognized during the three months ended March 31, 2019 related to loss amounts from sales of real estate occurring in prior years.

Boston Properties Limited Partnership
(Losses) gains on sales of real estate decreased by approximately $99.8 million for the three months ended March 31, 2019 compared to 2018, as detailed below (dollars in millions).

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	(Losses) Gains on Sale of Real Estate
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)	(1)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$98.9
___________

(1)
Excludes approximately $0.3 million of losses on sales of real estate recognized during the three months ended March 31, 2019 related to loss amounts from sales of real estate occurring in prior years.

Interest and Other Income
Interest and other income increased by approximately $2.1 million for the three months ended March 31, 2019 compared to 2018, due primarily to an increase in interest rates.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended March 31, 2019 and 2018 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating

Table of Content

to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under the deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended March 31, 2019 and 2018, we recognized gains (losses) of approximately $3.0 million and $(0.1) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $3.0 million and $(0.1) million during the three months ended March 31, 2019 and 2018, respectively, as a result of increases (decreases) in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Impairment Loss
The impairment loss may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.
At March 31, 2019, we evaluated the expected hold period of our One Tower Center property and based on a shorter than expected hold period, we reduced the carrying value of the property to our estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million (See Note 12 to the Consolidated Financial Statements). One Tower Center is an approximately 410,000 net rentable square foot Class A office property located in East Brunswick, New Jersey.
Interest Expense
Interest expense increased by approximately $10.8 million for the three months ended March 31, 2019 compared to 2018, as detailed below.

Component	Change in interest expense for the three months ended March 31, 2019 compared to March 31, 2018
(in thousands)
Increases to interest expense due to:
Issuance of $1 billion in aggregate principal of 4.500% senior notes due 2028 on November 28, 2018	$11,321
Decrease in capitalized interest related to development projects	6,482
Utilization of the 2017 Credit Facility	3,458
Increase in interest due to finance leases	917
Total increases to interest expense	22,178
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.875% senior notes due 2019 on December 13, 2018	(10,295)
Increase in capitalized interest related to development projects that had finance leases	(917)
Other interest expense (excluding senior notes)	(177)
Total decreases to interest expense	(11,389)
Total change in interest expense	$10,789

Table of Content

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended March 31, 2019 and 2018 was approximately $11.8 million and $17.4 million, respectively. These costs are not included in the interest expense referenced above.
At March 31, 2019, our outstanding variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit facility (the "2017 Credit Facility"), which consists of the $500.0 million delayed draw term loan facility (the "Delayed Draw Facility") and $1.5 billion revolving line of credit (the "Revolving Facility"). The Delayed Draw Facility had $500.0 million outstanding at March 31, 2019. At March 31, 2019, the Revolving Facility did not have any borrowings outstanding. For a summary of our consolidated debt as of March 31, 2019 and March 31, 2018 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $1.6 million for the three months ended March 31, 2019 compared to 2018, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2019	2018	Change
	(in thousands)
Salesforce Tower (1)	$116	$(164)	$280
767 Fifth Avenue (the General Motors Building)	2,298	462	1,836
Times Square Tower	6,892	6,901	(9)
601 Lexington Avenue	4,664	6,327	(1,663)
100 Federal Street	2,555	1,398	1,157
Atlantic Wharf Office	2,305	2,310	(5)
	$18,830	$17,234	$1,596
___________

(1)	See Note 12 to the Consolidated Financial Statements.
Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership decreased by approximately $8.8 million for the three months ended March 31, 2019 compared to 2018 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2018 partially offset by an increase in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

Table of Content

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

Table of Content

The following table presents information on properties under construction and redevelopment as of March 31, 2019 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 3/31/2019 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
The Hub on Causeway - Podium (50% ownership)	Q4 2019	Boston, MA	1	385,000	$128,118	$141,870	$102,300	$70,007	$—	88%
145 Broadway	Q4 2019	Cambridge, MA	1	485,000	259,016	366,400	—	—	107,384	98%
Dock 72 (50% ownership)	Q3 2021	Brooklyn, NY	1	670,000	165,880	243,150	125,000	71,448	23,718	33%
17Fifty Presidents Street	Q3 2020	Reston, VA	1	276,000	56,941	142,900	—	—	85,959	100%
20 CityPoint	Q1 2021	Waltham, MA	1	211,000	67,305	97,000	—	—	29,695	63%
100 Causeway Street (50% ownership)	Q3 2022	Boston, MA	1	627,000	67,453	267,300	—	—	199,847	70%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Q3 2022	Bethesda, MD	1	734,000	60,268	198,900	—	—	138,632	100%	(6)
Reston Gateway	Q4 2023	Reston, VA	2	1,062,000	50,218	715,300	—		665,082	80%
Total Office Properties under Construction			9	4,450,000	855,199	2,172,820	227,300	141,455	1,250,317	78%
Residential
The Hub on Causeway - Residential (440 units) (50% ownership)	Q4 2021	Boston, MA	1	320,000	95,129	153,500	90,000	31,750	121	N/A
MacArthur Station Residences (402 units)	Q4 2021	Oakland, CA	1	324,000	84,271	263,600	—	—	179,329	N/A	(7)
Total Residential Properties under Construction			2	644,000	179,400	417,100	90,000	31,750	179,450	N/A
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	Q4 2019	New York, NY	—	220,000	107,915	150,000	—	—	42,085	90%	(8)
Total Properties under Redevelopment			—	220,000	107,915	150,000	—	—	42,085	90%
Total Properties under Construction and Redevelopment			11	5,314,000	$1,142,514	$2,739,920	$317,300	$173,205	$1,471,852	78%	(9)
___________

(1)	Represents our share.

(2)
Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through March 31, 2019.

(3)	Includes approximately $109.8 million of unpaid but accrued construction costs and leasing commissions.

(4)	Excludes approximately $109.8 million of unpaid but accrued construction costs and leasing commissions.

(5)	Represents percentage leased as of May 2, 2019, including leases with future commencement dates.

(6)	See Note 12 to the Consolidated Financial Statements.

(7)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(8)	The low-rise portion of 601 Lexington Avenue.

(9)	Percentage leased excludes residential units.

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
Our primary uses of capital will be the completion of our current and committed development and redevelopment projects. As of March 31, 2019, our share of the remaining development and redevelopment costs that we expect to fund through 2023 is approximately $1.3 billion, net of the approximately $255 million construction loan secured by the 7750 Wisconsin Avenue (Marriott International Headquarters) development project located in Bethesda, Maryland, which closed on April 26, 2019. In addition, we have secured an anchor tenant and plan to commence development in late 2019 at 2100 Pennsylvania Avenue in Washington, DC, an approximately 469,000 square foot project with an estimated total investment of approximately $360 million, and have announced a lease with Google, subject to certain conditions, to expand within Kendall Center, replacing an existing 115,000 net rentable square foot building with an approximately 400,000 net rentable square foot, modern Class A office building.
As of May 2, 2019, we have approximately $261 million of cash and cash equivalents, of which approximately $97 million is attributable to our consolidated joint venture partners, and approximately $1.2 billion available under BPLP's Revolving Facility. We believe that our strong liquidity, including the availability under BPLP’s Revolving Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects, fund pending new developments and still be able to act opportunistically on attractive investment opportunities. During the first quarter of 2019, we extended the loan collateralized by Annapolis Junction Building Six, a joint venture in which we own a 50% interest, for one year at a variable rate equal to LIBOR plus 2.00%. Excluding our unconsolidated joint venture assets, we have no debt maturing in 2019.
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
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On September 18, 2018, the Board of Directors of BXP increased our regular quarterly dividend from $0.80 per common share to $0.95 per common share, or 18.75%, beginning with the third quarter of 2018. Common and LTIP unitholders of limited partnership interest in BPLP, received the same total distribution per unit.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $432.3 million and $455.1 million at March 31, 2019 and 2018, respectively, representing a decrease of approximately $22.8 million. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$207,234	$225,778	$(18,544)
Net cash used in investing activities	(223,515)	(183,788)	(39,727)
Net cash used in financing activities	(190,612)	(92,230)	(98,382)
Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.6 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings, and equity offerings of BXP.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2019 consisted primarily of the acquisition of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale or real estate. Cash used in investing activities for the three months ended March 31, 2018 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from sales or real estate, as detailed below:

Table of Content

	Three months ended March 31,
	2019	2018
	(in thousands)
Acquisition of real estate (1)	$(43,061)	$—
Construction in progress (2)	(85,632)	(150,060)
Building and other capital improvements	(32,719)	(53,550)
Tenant improvements	(54,242)	(47,157)
Proceeds from sales of real estate (3)	20,019	116,120
Capital contributions to unconsolidated joint ventures (4)	(26,995)	(48,823)
Investments in securities, net	(885)	(318)
Net cash used in investing activities	$(223,515)	$(183,788)
___________

(1)
On January 10, 2019, we acquired land parcels at our Carnegie Center property located in Princeton, New Jersey for a gross purchase price of approximately $51.5 million, which includes an aggregate of approximately $8.6 million of additional amounts that are payable in the future to the seller upon the development or sale of each of the parcels. The land parcels will support approximately 1.7 million square feet of development.

(2)
Construction in progress for the three months ended March 31, 2019 includes ongoing expenditures associated with Salesforce Tower, which was placed in-service during the year ended December 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, Reston Gateway and MacArthur Station Residences.

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

(3)
On January 24, 2019, we completed the sale of our 2600 Tower Oaks Boulevard property located in Rockville, Maryland for a gross sales price of approximately $22.7 million. Net cash proceeds totaled approximately $21.4 million, resulting in a loss on sale of real estate totaling approximately $0.6 million. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property.

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

(4)
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2019 consisted primarily of cash contributions of approximately $23.3 million to our 100 Causeway Street joint venture.

Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2018 consisted primarily of cash contributions of approximately $45.6 million to our 7750 Wisconsin Avenue joint venture.
Cash used in financing activities for the three months ended March 31, 2019 totaled approximately $190.6 million. This consisted primarily of the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Table of Content

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	March 31, 2019
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,515	154,515	$20,686,468
Common Operating Partnership Units	18,033	18,033	2,414,258	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (callable on and after March 27, 2018)	80	—	200,000
Total Equity		172,548	$23,300,726

Consolidated Debt			$11,005,558
Add:
BXP’s share of unconsolidated joint venture debt (3)			919,217
Subtract:
Partners’ share of Consolidated Debt (4)			(1,203,572)
BXP’s Share of Debt			$10,721,203

Consolidated Market Capitalization			$34,306,284
BXP’s Share of Market Capitalization			$34,021,929
Consolidated Debt/Consolidated Market Capitalization			32.08%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			31.51%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500.00 per share, values are based on the closing price per share of BXP’s Common Stock on March 29, 2019 of $133.88.

(2)
Includes long-term incentive plan units (including 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units), but excludes MYLTIP Units granted between 2017 and 2019.

(3)	See page 71 for additional information.

(4)	See page 70 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on March 29, 2019, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

(i)	the number of outstanding shares of common stock of BXP,

(ii)	the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),

(iii)	the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and

(iv)	the number of OP Units issuable upon conversion of 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units that were issued in the form of LTIP Units; plus

Table of Content

(3)     the aggregate liquidation preference ($2,500 per share) of the outstanding shares of BXP’s 5.25% Series B Cumulative Redeemable Preferred Stock.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2017, 2018 and 2019 MYLTIP Units are not included in this calculation as of March 31, 2019.
We also present BXP’s Share of Market Capitalization, which is calculated in the same manner, except that BXP’s Share of Debt is utilized instead of our consolidated debt in both the numerator and the denominator. BXP’s Share of Debt is defined as our consolidated debt plus our share of debt from our unconsolidated joint ventures (calculated based upon our ownership percentage), minus our partners’ share of debt from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests adjusted for basis differentials). Management believes that BXP’s Share of Debt provides useful information to investors regarding our financial condition because it includes our share of debt from unconsolidated joint ventures and excludes our partners’ share of debt from consolidated joint ventures, in each case presented on the same basis. We have several significant joint ventures and presenting various measures of financial condition in this manner can help investors better understand our financial condition and/or results of operations after taking into account our economic interest in these joint ventures.  We caution investors that the ownership percentages used in calculating BXP’s Share of Debt may not completely and accurately depict all of the legal and economic implications of holding an interest in a consolidated or unconsolidated joint venture. For example, in addition to partners’ interests in profits and capital, venture agreements vary in the allocation of rights regarding decision making (both for routine and major decisions), distributions, transferability of interests, financing and guarantees, liquidations and other matters.  Moreover, in some cases we exercise significant influence over, but do not control, the joint venture in which case GAAP requires that we account for the joint venture entity using the equity method of accounting and we do not consolidate it for financial reporting purposes. In other cases, GAAP requires that we consolidate the venture even though our partner(s) owns a significant percentage interest.  As a result, management believes that the presentation of BXP’s Share of a financial measure should not be considered a substitute for, and should only be considered with and as a supplement to our financial information presented in accordance with GAAP.
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
Debt Financing
As of March 31, 2019, we had approximately $11.0 billion of outstanding consolidated indebtedness, representing approximately 32.08% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $7.5 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.04% per annum and maturities in 2020 through 2028; (2) $3.0 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.94% per annum and weighted-average term of 7.0 years and (3) $498.6 million (net of deferred financing fees) outstanding under BPLP's 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan as well as Consolidated Debt Financing Statistics at March 31, 2019 and March 31, 2018.

Table of Content

	March 31,
	2019	2018
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,959,908	$2,974,930
Unsecured senior notes, net of discount	7,547,043	7,249,383
Unsecured line of credit	—	115,000
Unsecured term loan, net	498,607	—
Consolidated Debt	11,005,558	10,339,313
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	919,217	622,207
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,203,572)	(1,208,154)
BXP’s Share of Debt	$10,721,203	$9,753,366

	March 31,
	2019	2018
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	95.47%	98.89%
Variable rate	4.53%	1.11%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	4.01%	4.09%
Variable rate	3.49%	2.73%
Total	3.99%	4.08%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.91%	3.98%
Variable rate	3.40%	2.62%
Total	3.88%	3.97%
Weighted-average maturity at end of period (in years):
Fixed rate	5.9	6.1
Variable rate	3.1	4.1
Total	5.7	6.1
_______________

(1)	See page 71 for additional information.

(2)	See page 70 for additional information.
Credit Facility
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permits BPLP to draw until the first anniversary of the closing date. Based on BPLP’s March 31, 2019 credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 82.5 basis points and 90 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.125% per annum.
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP's March 31, 2019 rating and matures on April 24, 2022.

Table of Content

As of March 31, 2019, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $0.2 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility. As of May 2, 2019, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, $255 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $0.2 million outstanding with the ability to borrow approximately $1.2 billion under the Revolving Facility.
Unsecured Senior Notes, Net
The following summarizes the unsecured senior notes outstanding as of March 31, 2019 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate (1)	Principal Amount	Maturity Date (2)
10 Year Unsecured Senior Notes	5.625%	5.708%	$700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
Total principal			7,600,000
Net unamortized discount			(17,979)
Deferred financing costs, net			(34,978)
Total			$7,547,043
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2019, BPLP was in compliance with each of these financial restrictions and requirements.

Table of Content

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2019:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$28,205	$(149)	$28,056	N/A		January 15, 2021
University Place	6.94%	6.99%	5,121	(29)	5,092	N/A		August 1, 2021
			33,326	(178)	33,148	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(28,592)	2,271,408	$908,664	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	656,356	(1,004)	655,352	294,908	(5)	April 10, 2022
			2,956,356	(29,596)	2,926,760	1,203,572
Total			$2,989,682	$(29,774)	$2,959,908	$1,203,572
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions (if any).

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest. The partners' share of the carrying amount has been adjusted for basis differentials.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2019, the maximum funding obligation under the guarantee was approximately $110.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 6 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Thirteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At March 31, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.1 billion (of which our proportionate share is approximately $919.2 million). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2019. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Table of Content

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
540 Madison Avenue	60%	3.61%	3.72%	$120,000	$(557)	$119,443	$71,666	(2)(3)	June 5, 2023
Santa Monica Business Park	55%	4.06%	4.24%	300,000	(3,309)	296,691	163,180	(2)(4)	July 19, 2025
Market Square North	50%	4.85%	4.91%	118,090	(126)	117,964	58,982		October 1, 2020
Annapolis Junction Building Six	50%	4.50%	4.95%	12,941	(51)	12,890	6,445	(5)	November 17, 2020
Annapolis Junction Building Seven and Eight	50%	4.86%	5.14%	35,282	(69)	35,213	17,607	(6)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	38,760	(354)	38,406	19,203		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(860)	549,140	274,570	(2)	August 9, 2027
Dock 72	50%	4.74%	5.88%	142,897	(5,960)	136,937	68,468	(2)(7)	December 18, 2020
The Hub on Causeway - Podium	50%	4.75%	5.22%	140,013	(2,344)	137,669	68,835	(2)(8)	September 6, 2021
The Hub on Causeway - Residential	50%	4.49%	4.77%	63,499	(1,572)	61,927	30,963	(2)(9)	April 19, 2022
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(247)	104,753	31,426	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(1,027)	223,973	55,993		January 5, 2025
3 Hudson Boulevard	25%	6.01%	6.09%	80,000	(273)	79,727	19,932	(2)(10)	July 13, 2023
Metropolitan Square	20%	5.75%	5.81%	159,847	(107)	159,740	31,947		May 5, 2020
Total				$2,091,329	$(16,856)	$2,074,473	$919,217
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)	The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.10% per annum.

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

Table of Content

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

Table of Content

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$98,105	$176,021
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of Boston Properties Limited Partnership	11,599	20,432
Noncontrolling interests in property partnerships	18,830	17,234
Net Income	131,159	216,312
Add:
Depreciation and amortization expense	164,594	165,797
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,002)	(18,221)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	15,470	9,444
Corporate-related depreciation and amortization	(395)	(405)
Impairment loss	24,038	—
Less:
(Losses) gains on sales of real estate	(905)	96,397
Noncontrolling interests in property partnerships	18,830	17,234
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	296,314	256,671
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	30,307	26,108
FFO attributable to Boston Properties, Inc. common shareholders	$266,007	$230,563
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.77%	89.83%
Weighted-average shares outstanding—basic	154,525	154,385
Reconciliation to Diluted Funds from Operations:

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$296,314	172,131	$256,671	171,867
Effect of Dilutive Securities
Stock Based Compensation	—	319	—	320
Diluted FFO	296,314	172,450	256,671	172,187
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	30,251	17,606	26,060	17,482
Boston Properties, Inc.’s share of Diluted FFO (1)	$266,063	154,844	$230,611	154,705
 _______________

(1)	BXP’s share of diluted FFO was 89.79% and 89.85% for the three months ended March 31, 2019 and 2018, respectively.

Table of Content

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$113,382	$200,907
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	18,830	17,234
Net Income	134,837	220,766
Add:
Depreciation and amortization expense	162,682	163,853
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,002)	(18,221)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	15,470	9,444
Corporate-related depreciation and amortization	(395)	(405)
Impairment loss	22,272	—
Less:
(Losses) gains on sales of real estate	(905)	98,907
Noncontrolling interests in property partnerships	18,830	17,234
Preferred distributions	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$296,314	$256,671
Weighted-average units outstanding—basic	172,131	171,867
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units, vested 2014 MYLTIP Units, vested 2015 MYLTIP Units and vested 2016 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended March 31, 2019		Three months ended March 31, 2018
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$296,314	172,131	$256,671	171,867
Effect of Dilutive Securities
Stock Based Compensation	—	319	—	320
Diluted FFO	$296,314	172,450	$256,671	172,187

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
During the first quarter of 2019, we paid approximately $72.7 million to fund tenant-related obligations, including tenant improvements and leasing commissions.

Table of Content

In addition, we and our unconsolidated joint venture partners incurred approximately $85 million of new tenant-related obligations associated with approximately 1.5 million square feet of second generation leases, or approximately $56 per square foot. We signed no leases at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.”
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of March 31, 2019. Approximately $10.5 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2019, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.90%, or 3.40% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2019	2020	2021	2022	2023	2024+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$11,080	$16,841	$36,346	$611,132	$(3,494)	$2,288,003	$2,959,908	$2,948,057
Average Interest Rate	5.39%	5.55%	6.61%	4.79%	—	3.64%	3.94%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(7,060)	$690,595	$841,899	$(7,634)	$1,493,454	$4,535,789	$7,547,043	$7,584,456
Average Interest Rate	—	5.71%	4.29%	—	3.73%	3.84%	4.04%
Variable Rate	$(341)	$(451)	$(451)	$499,850	$—	—	$498,607	$500,728
	$3,679	$706,985	$877,794	$1,103,348	$1,489,960	$6,823,792	$11,005,558	$11,033,241

At March 31, 2019, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.91% per annum. At March 31, 2019, our outstanding variable rate debt based on LIBOR totaled approximately $500.0 million. At March 31, 2019, the coupon/stated rate on our variable rate debt was approximately 3.40%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.3 million for the three months ended March 31, 2019.
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

Table of Content

(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2019 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the first quarter of our fiscal year ending December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent updated below or previously updated or to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended March 31, 2019, Boston Properties, Inc. issued an aggregate of 14,129 shares of common stock in exchange for 14,129 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 1,200 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2019 - January 31, 2019	6,411	(1)	$119.07	N/A	N/A
February 1, 2019 - February 28, 2019	1,283	(2)(4)	$119.58	N/A	N/A
March 1, 2019 - March 31, 2019	19	(3)(4)	$0.01	N/A	N/A
Total	7,713		$118.86	N/A	N/A
___________

(1)
Represents shares of common stock of Boston Properties, Inc. surrendered on January 15, 2019 by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(2)
Includes 114 shares of restricted common stock of Boston Properties, Inc. repurchased in connection with the termination of a certain employee’s employment with Boston Properties, Inc. and 1,169 shares of common stock surrendered by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(3)	Represents shares of restricted common stock of Boston Properties, Inc. repurchased in connection with the termination of certain employees’ employment with Boston Properties, Inc.

(4)
Under the terms of the applicable restricted stock award agreements, the shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.

Table of Content

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2019, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances to employees of restricted common stock and exercises of non-qualified stock options under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, Boston Properties Limited Partnership issued an aggregate of approximately 50,592 common units to Boston Properties, Inc. in exchange for approximately $2.67 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2019 - January 31, 2019	6,411	(1)	$119.07	N/A	N/A
February 1, 2019 - February 28, 2019	380,470	(2)(4)	$0.65	N/A	N/A
March 1, 2019 - March 31, 2019	1,838	(3)(4)	$0.25	N/A	N/A
Total	388,719		$2.60	N/A	N/A
___________

(1)
Represents common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted Common Stock of Boston Properties, Inc. by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(2)
Includes 364,980 2016 MYLTIP units. The measurement period for such 2016 MYLTIP units ended on February 9, 2019 and Boston Properties, Inc.’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2016 MYLTIP units. Under the terms of the applicable 2016 MYLTIP award agreements, the 364,980 unearned 2016 MYLTIP units were repurchased at a price of $0.25 per 2016 MYLTIP unit, which was the amount originally paid by each employee for the units. Also includes (1) 1,169 common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by employees to Boston Properties, Inc. to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock, (2) 4,466 LTIP units, 620 2016 MYLTIP units, 3,950 2017 MYLTIP units and 5,171 2018 MYLTIP units that were repurchased by Boston Properties Limited Partnership in connection with the termination of a certain employee’s employment with Boston Properties, Inc. and (3) 114 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of a certain employee’s employment with Boston Properties, Inc.

(3)
Includes 1,819 LTIP units that were repurchased by Boston Properties Limited Partnership in connection with the termination of an employee’s employment with Boston Properties, Inc. and 19 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of restricted shares of common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with Boston Properties, Inc.

(4)
Under the terms of the applicable restricted stock award agreements, LTIP unit vesting agreements, and MYLTIP award agreements, the shares were repurchased at a price of $0.01 per share and the LTIP units and MYLTIP units were repurchased at a price $0.25 per unit, which was the amount originally paid by such employees for such shares and units.

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
The following materials from Boston Properties, Inc.’s and Boston Properties Limited Partnership’s Quarterly Reports on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Capital and Noncontrolling Interests (vi) the Consolidated Statements of Cash Flows, and (vii) related notes to these financial statements.

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 8, 2019	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 8, 2019	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)