Form 10-Q
period 2019-06-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2019-08-07
CIK 1037540, 1043121

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019

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
(617) 236-3300
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Boston Properties, Inc.	Common Stock, par value $0.01 per share	BXP	New York Stock Exchange
Boston Properties, Inc.	Depository Shares Each Representing 1/100th of a share	BXP PRB	New York Stock Exchange
of 5.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share

Table of Content

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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	154,567,750
(Registrant)	(Class)	(Outstanding on August 2, 2019)

Table of Content

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of June 30, 2019, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $295.0 million, or 1.7% at June 30, 2019 and a corresponding difference in depreciation expense, impairments losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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
•Note 12. Segment Information

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

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2019

Table of Content

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,426,427 and $7,481,015 at June 30, 2019 and December 31, 2018, respectively)	$21,943,208	$21,649,896
Right of use assets - finance leases (amount related to VIEs of $21,000 at June 30, 2019)	187,269	—
Right of use assets - operating leases	149,839	—
Less: accumulated depreciation (amounts related to VIEs of $(1,011,743) and $(965,500) at June 30, 2019 and December 31, 2018, respectively)	(5,050,606)	(4,897,777)
Total real estate	17,229,710	16,752,119
Cash and cash equivalents (amounts related to VIEs of $245,444 and $296,806 at June 30, 2019 and December 31, 2018, respectively)	1,087,001	543,359
Cash held in escrows	75,923	95,832
Investments in securities	33,411	28,198
Tenant and other receivables (amounts related to VIEs of $10,309 and $15,519 at June 30, 2019 and December 31, 2018, respectively)	87,727	86,629
Note receivable	19,718	19,468
Related party note receivable	80,000	80,000
Accrued rental income (amounts related to VIEs of $283,891 and $272,466 at June 30, 2019 and December 31, 2018, respectively)	973,167	934,896
Deferred charges, net (amounts related to VIEs of $226,426 and $263,402 at June 30, 2019 and December 31, 2018, respectively)	676,082	678,724
Prepaid expenses and other assets (amounts related to VIEs of $25,635 and $26,513 at June 30, 2019 and December 31, 2018, respectively)	68,701	80,943
Investments in unconsolidated joint ventures	936,835	956,309
Total assets	$21,268,275	$20,256,477
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,924,151 and $2,929,326 at June 30, 2019 and December 31, 2018, respectively)	$2,956,833	$2,964,572
Unsecured senior notes, net	8,390,708	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,700	498,488
Lease liabilities - finance leases (amount related to VIEs of $20,107 at June 30, 2019)	172,902	—
Lease liabilities - operating leases	199,344	—
Accounts payable and accrued expenses (amounts related to VIEs of $45,917 and $75,786 at June 30, 2019 and December 31, 2018, respectively)	418,429	276,645
Dividends and distributions payable	165,419	165,114
Accrued interest payable	89,289	89,267
Other liabilities (amounts related to VIEs of $128,504 and $200,344 at June 30, 2019 and December 31, 2018, respectively)	355,984	503,726
Total liabilities	13,247,608	12,042,509
Commitments and contingencies	—	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except for share and par value amounts)
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at June 30, 2019 and December 31, 2018	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,642,030 and 154,537,378 issued and 154,563,130 and 154,458,478 outstanding at June 30, 2019 and December 31, 2018, respectively	1,546	1,545
Additional paid-in capital	6,278,961	6,407,623
Dividends in excess of earnings	(710,592)	(675,534)
Treasury common stock at cost, 78,900 shares at June 30, 2019 and December 31, 2018	(2,722)	(2,722)
Accumulated other comprehensive loss	(51,340)	(47,741)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,715,853	5,883,171
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	608,593	619,352
Property partnerships	1,696,221	1,711,445
Total equity	8,020,667	8,213,968
Total liabilities and equity	$21,268,275	$20,256,477

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except for per share amounts)
Revenue
Lease	$680,189	$—	$1,359,440	$—
Base rent	—	516,439	—	1,035,946
Recoveries from tenants	—	95,259	—	190,377
Parking and other	26,319	26,904	51,225	53,038
Hotel revenue	14,844	14,607	23,782	23,709
Development and management services	9,986	9,305	19,263	17,710
Direct reimbursements of payroll and related costs from management services contracts	2,403	1,970	5,798	4,855
Total revenue	733,741	664,484	1,459,508	1,325,635
Expenses
Operating
Rental	257,971	237,790	515,488	478,119
Hotel	9,080	8,741	16,943	16,814
General and administrative	35,071	28,468	76,833	64,362
Payroll and related costs from management services contracts	2,403	1,970	5,798	4,855
Transaction costs	417	474	877	495
Depreciation and amortization	177,411	156,417	342,005	322,214
Total expenses	482,353	433,860	957,944	886,859
Other income (expense)
Income from unconsolidated joint ventures	47,964	769	48,177	1,230
Gains on sales of real estate	1,686	18,292	781	114,689
Interest and other income	3,615	2,579	7,368	4,227
Gains from investments in securities	1,165	505	4,134	379
Impairment loss	—	—	(24,038)	—
Interest expense	(102,357)	(92,204)	(203,366)	(182,424)
Net income	203,461	160,565	334,620	376,877
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,482)	(14,400)	(36,312)	(31,634)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(19,036)	(14,859)	(30,627)	(35,311)
Net income attributable to Boston Properties, Inc.	166,943	131,306	267,681	309,932
Preferred dividends	(2,625)	(2,625)	(5,250)	(5,250)
Net income attributable to Boston Properties, Inc. common shareholders	$164,318	$128,681	$262,431	$304,682
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.06	$0.83	$1.70	$1.97
Weighted average number of common shares outstanding	154,555	154,415	154,540	154,400
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.06	$0.83	$1.69	$1.97
Weighted average number of common and common equivalent shares outstanding	154,874	154,571	154,859	154,638
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$203,461	$160,565	$334,620	$376,877
Other comprehensive income (loss):
Effective portion of interest rate contracts	(4,426)	—	(7,054)	—
Amortization of interest rate contracts (1)	1,666	1,666	3,332	3,332
Other comprehensive income (loss)	(2,760)	1,666	(3,722)	3,332
Comprehensive income	200,701	162,231	330,898	380,209
Net income attributable to noncontrolling interests	(36,518)	(29,259)	(66,939)	(66,945)
Other comprehensive loss (income) attributable to noncontrolling interests	154	(299)	123	(598)
Comprehensive income attributable to Boston Properties, Inc.	$164,337	$132,673	$264,082	$312,666
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, March 31, 2019	154,515	$1,545	$200,000	$6,414,612	$(728,083)	$(2,722)	$(48,734)	$623,061	$1,710,608	$8,170,287
Redemption of operating partnership units to common stock	21	1	—	719	—	—	—	(720)	—	—
Allocated net income for the year	—	—	—	—	166,951	—	—	19,028	17,482	203,461
Dividends/distributions declared	—	—	—	—	(149,460)	—	—	(17,206)	—	(166,666)
Shares issued pursuant to stock purchase plan	—	—	—	—	—	—	—	—	—	—
Net activity from stock option and incentive plan	27	—	—	1,495	—	—	—	9,368	—	10,863
Acquisition of noncontrolling interest in property partnership	—	—	—	(162,505)	—	—	—	—	(24,501)	(187,006)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	7,761	7,761
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(15,273)	(15,273)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,973)	(453)	—	(4,426)
Amortization of interest rate contracts	—	—	—	—	—	—	1,367	155	144	1,666
Reallocation of noncontrolling interest	—	—	—	24,640	—	—	—	(24,640)	—	—
Equity, June 30, 2019	154,563	$1,546	$200,000	$6,278,961	$(710,592)	$(2,722)	$(51,340)	$608,593	$1,696,221	$8,020,667

Equity, March 31, 2018	154,362	$1,544	$200,000	$6,384,147	$(654,879)	$(2,722)	$(49,062)	$619,347	$1,685,715	$8,184,090
Redemption of operating partnership units to common stock	11	—	—	364	—	—	—	(364)	—	—
Allocated net income for the year	—	—	—	—	131,286	—	—	14,879	14,400	160,565
Dividends/distributions declared	—	—	—	—	(126,154)	—	—	(14,357)	—	(140,511)
Shares issued pursuant to stock purchase plan	—	—	—	—	—	—	—	—	—	—
Net activity from stock option and incentive plan	39	—	—	785	—	—	—	7,725	—	8,510
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	12,265	12,265
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(13,343)	(13,343)
Amortization of interest rate contracts	—	—	—	—	—	—	1,367	155	144	1,666
Reallocation of noncontrolling interest	—	—	—	6,164	—	—	—	(6,164)	—	—
Equity, June 30, 2018	154,412	$1,544	$200,000	$6,391,460	$(649,747)	$(2,722)	$(47,695)	$621,221	$1,699,181	$8,213,242

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2018	154,458	$1,545	$200,000	$6,407,623	$(675,534)	$(2,722)	$(47,741)	$619,352	$1,711,445	$8,213,968
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—	—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	35	1	—	1,211	—	—	—	(1,212)	—	—
Allocated net income for the year	—	—	—	—	267,681	—	—	30,627	36,312	334,620
Dividends/distributions declared	—	—	—	—	(298,875)	—	—	(34,391)	—	(333,266)
Shares issued pursuant to stock purchase plan	4	—	—	373	—	—	—	—	—	373
Net activity from stock option and incentive plan	66	—	—	4,554	—	—	—	22,778	—	27,332
Acquisition of noncontrolling interest in property partnership	—	—	—	(162,505)	—	—	—	—	(24,501)	(187,006)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	12,148	12,148
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(39,401)	(39,401)
Effective portion of interest rate contracts	—	—	—	—	—	—	(6,332)	(722)	—	(7,054)
Amortization of interest rate contracts	—	—	—	—	—	—	2,733	311	288	3,332
Reallocation of noncontrolling interest	—	—	—	27,705	—	—	—	(27,705)	—	—
Equity, June 30, 2019	154,563	$1,546	$200,000	$6,278,961	$(710,592)	$(2,722)	$(51,340)	$608,593	$1,696,221	$8,020,667

Equity, December 31, 2017	154,325	$1,543	$200,000	$6,377,908	$(712,343)	$(2,722)	$(50,429)	$604,739	$1,683,760	$8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—	—	563	—	5,496
Redemption of operating partnership units to common stock	35	1	—	1,195	—	—	—	(1,196)	—	—
Allocated net income for the year	—	—	—	—	309,932	—	—	35,311	31,634	376,877
Dividends/distributions declared	—	—	—	—	(252,269)	—	—	(28,708)	—	(280,977)
Shares issued pursuant to stock purchase plan	3	—	—	429	—	—	—	—	—	429
Net activity from stock option and incentive plan	49	—	—	600	—	—	—	21,530	—	22,130
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	27,532	27,532
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(44,033)	(44,033)
Amortization of interest rate contracts	—	—	—	—	—	—	2,734	310	288	3,332
Reallocation of noncontrolling interest	—	—	—	11,328	—	—	—	(11,328)	—	—
Equity, June 30, 2018	154,412	$1,544	$200,000	$6,391,460	$(649,747)	$(2,722)	$(47,695)	$621,221	$1,699,181	$8,213,242

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$334,620	$376,877
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,005	322,214
Amortization of right of use assets - operating leases	1,213	—
Impairment loss	24,038	—
Non-cash compensation expense	25,444	23,243
Income from unconsolidated joint ventures	(48,177)	(1,230)
Distributions of net cash flow from operations of unconsolidated joint ventures	3,890	1,663
Gains from investments in securities	(4,134)	(379)
Non-cash portion of interest expense	10,900	10,607
Gains on sales of real estate	(781)	(114,689)
Change in assets and liabilities:
Tenant and other receivables, net	(11,514)	33,012
Note receivable	(250)	—
Accrued rental income, net	(37,473)	(45,759)
Prepaid expenses and other assets	(9,319)	(4,641)
Lease liabilities - operating leases	780	—
Accounts payable and accrued expenses	17,458	(9,899)
Accrued interest payable	(78)	12,999
Other liabilities	(30,503)	11,571
Tenant leasing costs	(52,515)	(54,743)
Total adjustments	230,984	183,969
Net cash provided by operating activities	565,604	560,846
Cash flows from investing activities:
Acquisition of real estate	(43,061)	—
Construction in progress	(203,259)	(380,565)
Building and other capital improvements	(79,943)	(96,730)
Tenant improvements	(115,940)	(83,982)
Proceeds from sales of real estate	60,398	141,249
Capital contributions to unconsolidated joint ventures	(50,068)	(65,250)
Capital distributions from unconsolidated joint ventures	105,000	—
Investments in securities, net	(1,079)	(523)
Net cash used in investing activities	(327,952)	(485,801)

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(9,702)	(9,192)
Proceeds from unsecured senior notes	848,428	—
Borrowings on unsecured line of credit	380,000	345,000
Repayments of unsecured line of credit	(380,000)	(390,000)
Proceeds from unsecured term loan	—	500,000
Payments on finance lease obligations	(628)	—
Payments on real estate financing transactions	—	(960)
Deferred financing costs	(7,112)	(263)
Net proceeds from equity transactions	2,261	(684)
Dividends and distributions	(332,961)	(280,754)
Contributions from noncontrolling interests in property partnerships	12,148	27,532
Distributions to noncontrolling interests in property partnerships	(39,401)	(44,033)
Acquisition of noncontrolling interest in property partnership	(186,952)	—
Net cash provided by financing activities	286,081	146,646
Net increase in cash and cash equivalents and cash held in escrows	523,733	221,691
Cash and cash equivalents and cash held in escrows, beginning of period	639,191	505,369
Cash and cash equivalents and cash held in escrows, end of period	$1,162,924	$727,060

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$543,359	$434,767
Cash held in escrows, beginning of period	95,832	70,602
Cash and cash equivalents and cash held in escrows, beginning of period	$639,191	$505,369

Cash and cash equivalents, end of period	$1,087,001	$472,555
Cash held in escrows, end of period	75,923	254,505
Cash and cash equivalents and cash held in escrows, end of period	$1,162,924	$727,060

Supplemental disclosures:
Cash paid for interest	$216,754	$192,898
Interest capitalized	$25,069	$34,999
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(61,283)	$(78,900)
Additions to real estate included in accounts payable and accrued expenses	$115,150	$326
Real estate acquired through finance lease	$122,563	$—
Dividends and distributions declared but not paid	$165,419	$139,263
Conversions of noncontrolling interests to stockholders’ equity	$1,212	$1,196
Issuance of restricted securities to employees	$38,923	$37,342

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,426,427 and $7,481,015 at June 30, 2019 and December 31, 2018, respectively)	$21,547,409	$21,251,540
Right of use assets - finance leases (amount related to VIEs of $21,000 at June 30, 2019)	187,269	—
Right of use assets - operating leases	149,839	—
Less: accumulated depreciation (amounts related to VIEs of $(1,011,743) and $(965,500) at June 30, 2019 and December 31, 2018, respectively)	(4,949,822)	(4,800,475)
Total real estate	16,934,695	16,451,065
Cash and cash equivalents (amounts related to VIEs of $245,444 and $296,806 at June 30, 2019 and December 31, 2018, respectively)	1,087,001	543,359
Cash held in escrows	75,923	95,832
Investments in securities	33,411	28,198
Tenant and other receivables (amounts related to VIEs of $10,309 and $15,519 at June 30, 2019 and December 31, 2018, respectively)	87,727	86,629
Note receivable	19,718	19,468
Related party note receivable	80,000	80,000
Accrued rental income (amounts related to VIEs of $283,891 and $272,466 at June 30, 2019 and December 31, 2018, respectively)	973,167	934,896
Deferred charges, net (amounts related to VIEs of $226,426 and $263,402 at June 30, 2019 and December 31, 2018, respectively)	676,082	678,724
Prepaid expenses and other assets (amounts related to VIEs of $25,635 and $26,513 at June 30, 2019 and December 31, 2018, respectively)	68,701	80,943
Investments in unconsolidated joint ventures	936,835	956,309
Total assets	$20,973,260	$19,955,423
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,924,151 and $2,929,326 at June 30, 2019 and December 31, 2018, respectively)	$2,956,833	$2,964,572
Unsecured senior notes, net	8,390,708	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,700	498,488
Lease liabilities - finance leases (amount related to VIEs of $20,107 at June 30, 2019)	172,902	—
Lease liabilities - operating leases	199,344	—
Accounts payable and accrued expenses (amounts related to VIEs of $45,917 and $75,786 at June 30, 2019 and December 31, 2018, respectively)	418,429	276,645
Distributions payable	165,419	165,114
Accrued interest payable	89,289	89,267
Other liabilities (amounts related to VIEs of $128,504 and $200,344 at June 30, 2019 and December 31, 2018, respectively)	355,984	503,726
Total liabilities	13,247,608	12,042,509
Commitments and contingencies	—	—
Noncontrolling interests:
Redeemable partnership units—16,828,230 and 16,783,558 common units and 1,189,117 and 991,577 long term incentive units outstanding at redemption value at June 30, 2019 and December 31, 2018, respectively	2,324,238	2,000,591

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except for unit amounts)
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at June 30, 2019 and December 31, 2018	193,623	193,623
Boston Properties Limited Partnership partners’ capital — 1,725,805 and 1,722,336 general partner units and 152,837,325 and 152,736,142 limited partner units outstanding at June 30, 2019 and December 31, 2018, respectively	3,562,910	4,054,996
Accumulated other comprehensive loss	(51,340)	(47,741)
Total partners’ capital	3,705,193	4,200,878
Noncontrolling interests in property partnerships	1,696,221	1,711,445
Total capital	5,401,414	5,912,323
Total liabilities and capital	$20,973,260	$19,955,423

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except for per unit amounts)
Revenue
Lease	$680,189	$—	$1,359,440	$—
Base rent	—	516,439	—	1,035,946
Recoveries from tenants	—	95,259	—	190,377
Parking and other	26,319	26,904	51,225	53,038
Hotel revenue	14,844	14,607	23,782	23,709
Development and management services	9,986	9,305	19,263	17,710
Direct reimbursements of payroll and related costs from management services contracts	2,403	1,970	5,798	4,855
Total revenue	733,741	664,484	1,459,508	1,325,635
Expenses
Operating
Rental	257,971	237,790	515,488	478,119
Hotel	9,080	8,741	16,943	16,814
General and administrative	35,071	28,468	76,833	64,362
Payroll and related costs from management services contracts	2,403	1,970	5,798	4,855
Transaction costs	417	474	877	495
Depreciation and amortization	175,199	154,474	337,881	318,327
Total expenses	480,141	431,917	953,820	882,972
Other income (expense)
Income from unconsolidated joint ventures	47,964	769	48,177	1,230
Gains on sales of real estate	1,835	18,770	930	117,677
Interest and other income	3,615	2,579	7,368	4,227
Gains from investments in securities	1,165	505	4,134	379
Impairment loss	—	—	(22,272)	—
Interest expense	(102,357)	(92,204)	(203,366)	(182,424)
Net income	205,822	162,986	340,659	383,752
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,482)	(14,400)	(36,312)	(31,634)
Net income attributable to Boston Properties Limited Partnership	188,340	148,586	304,347	352,118
Preferred distributions	(2,625)	(2,625)	(5,250)	(5,250)
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,715	$145,961	$299,097	$346,868
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$1.08	$0.85	$1.74	$2.02
Weighted average number of common units outstanding	172,202	171,916	172,167	171,892
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$1.08	$0.85	$1.73	$2.01
Weighted average number of common and common equivalent units outstanding	172,521	172,072	172,486	172,130
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$205,822	$162,986	$340,659	$383,752
Other comprehensive income (loss):
Effective portion of interest rate contracts	(4,426)	—	(7,054)	—
Amortization of interest rate contracts (1)	1,666	1,666	3,332	3,332
Other comprehensive income (loss)	(2,760)	1,666	(3,722)	3,332
Comprehensive income	203,062	164,652	336,937	387,084
Comprehensive income attributable to noncontrolling interests	(17,626)	(14,544)	(36,600)	(31,922)
Comprehensive income attributable to Boston Properties Limited Partnership	$185,436	$150,108	$300,337	$355,162
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling interests - Redeemable Partnership Units

Equity, March 31, 2019	1,725	152,790	$3,603,174	$193,623	$(48,734)	$1,710,608	$5,458,671	$2,414,240
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	—
Contributions	1	26	882	—	—	—	882	1,082
Allocated net income for the year	—	—	166,687	2,625	—	17,482	186,794	19,028
Distributions	—	—	(146,835)	(2,625)	—	—	(149,460)	(17,206)
Unearned compensation	—	—	613	—	—	—	613	8,286
Conversion of redeemable partnership units	—	21	720	—	—	—	720	(720)
Adjustment to reflect redeemable partnership units at redemption value	—	—	100,174	—	—	—	100,174	(100,174)
Effective portion of interest rate contracts	—	—	—	—	(3,973)	—	(3,973)	(453)
Amortization of interest rate contracts	—	—	—	—	1,367	144	1,511	155
Acquisition of noncontrolling interest in property partnership	—	—	(162,505)	—	—	(24,501)	(187,006)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	7,761	7,761	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(15,273)	(15,273)	—
Equity, June 30, 2019	1,726	152,837	$3,562,910	$193,623	$(51,340)	$1,696,221	$5,401,414	$2,324,238

Equity, March 31, 2018	1,722	152,640	$3,842,862	$193,623	$(49,062)	$1,685,715	$5,673,138	$2,196,603
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	—
Contributions	—	39	233	—	—	—	233	715
Allocated net income for the year	—	—	131,082	2,625	—	14,400	148,107	14,879
Distributions	—	—	(123,529)	(2,625)	—	—	(126,154)	(14,357)
Unearned compensation	—	—	552	—	—	—	552	7,010
Conversion of redeemable partnership units	—	10	364	—	—	—	364	(364)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(30,791)	—	—	—	(30,791)	30,791
Effective portion of interest rate contracts	—	—	—	—	—	—	—	—
Amortization of interest rate contracts	—	—	—	—	1,367	144	1,511	155
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	12,265	12,265	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(13,343)	(13,343)	—
Equity, June 30, 2018	1,722	152,689	$3,820,773	$193,623	$(47,695)	$1,699,181	$5,665,882	$2,235,432

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling interests - Redeemable Partnership Units

Equity, December 31, 2018	1,722	152,736	$4,054,996	$193,623	$(47,741)	$1,711,445	$5,912,323	$2,000,591
Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Contributions	3	67	5,702	—	—	—	5,702	35,482
Allocated net income for the year	—	—	268,470	5,250	—	36,312	310,032	30,627
Distributions	—	—	(293,625)	(5,250)	—	—	(298,875)	(34,391)
Unearned compensation	—	—	(775)	—	—	—	(775)	(12,704)
Conversion of redeemable partnership units	1	34	1,212	—	—	—	1,212	(1,212)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(306,701)	—	—	—	(306,701)	306,701
Effective portion of interest rate contracts	—	—	—	—	(6,332)	—	(6,332)	(722)
Amortization of interest rate contracts	—	—	—	—	2,733	288	3,021	311
Acquisition of noncontrolling interest in property partnership	—	—	(162,505)	—	—	(24,501)	(187,006)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	12,148	12,148	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(39,401)	(39,401)	—
Equity, June 30, 2019	1,726	152,837	$3,562,910	$193,623	$(51,340)	$1,696,221	$5,401,414	$2,324,238

Equity, December 31, 2017	1,720	152,606	$3,664,436	$193,623	$(50,429)	$1,683,760	$5,491,390	$2,292,263
Cumulative effect of a change in accounting principle	—	—	4,933	—	—	—	4,933	563
Contributions	1	50	1,685	—	—	—	1,685	34,973
Allocated net income for the year	—	—	314,182	2,625	—	31,634	348,441	35,311
Distributions	—	—	(249,644)	(2,625)	—	—	(252,269)	(28,708)
Unearned compensation	—	—	(656)	—	—	—	(656)	(13,443)
Conversion of redeemable partnership units	1	33	1,196	—	—	—	1,196	(1,196)
Adjustment to reflect redeemable partnership units at redemption value	—	—	84,641	—	—	—	84,641	(84,641)
Effective portion of interest rate contracts	—	—	—	—	—	—	—	—
Amortization of interest rate contracts	—	—	—	—	2,734	288	3,022	310
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	27,532	27,532	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(44,033)	(44,033)	—
Equity, June 30, 2018	1,722	152,689	$3,820,773	$193,623	$(47,695)	$1,699,181	$5,665,882	$2,235,432

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$340,659	$383,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	337,881	318,327
Amortization of right of use assets - operating leases	1,213	—
Impairment loss	22,272	—
Non-cash compensation expense	25,444	23,243
Income from unconsolidated joint ventures	(48,177)	(1,230)
Distributions of net cash flow from operations of unconsolidated joint ventures	3,890	1,663
Gains from investments in securities	(4,134)	(379)
Non-cash portion of interest expense	10,900	10,607
Gains on sales of real estate	(930)	(117,677)
Change in assets and liabilities:
Tenant and other receivables, net	(11,514)	33,012
Note receivable	(250)	—
Accrued rental income, net	(37,473)	(45,759)
Prepaid expenses and other assets	(9,319)	(4,641)
Lease liabilities - operating leases	780	—
Accounts payable and accrued expenses	17,458	(9,899)
Accrued interest payable	(78)	12,999
Other liabilities	(30,503)	11,571
Tenant leasing costs	(52,515)	(54,743)
Total adjustments	224,945	177,094
Net cash provided by operating activities	565,604	560,846
Cash flows from investing activities:
Acquisition of real estate	(43,061)	—
Construction in progress	(203,259)	(380,565)
Building and other capital improvements	(79,943)	(96,730)
Tenant improvements	(115,940)	(83,982)
Proceeds from sales of real estate	60,398	141,249
Capital contributions to unconsolidated joint ventures	(50,068)	(65,250)
Capital distributions from unconsolidated joint ventures	105,000	—
Investments in securities, net	(1,079)	(523)
Net cash used in investing activities	(327,952)	(485,801)

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the six months ended June 30,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(9,702)	(9,192)
Proceeds from unsecured senior notes	848,428	—
Borrowings on unsecured line of credit	380,000	345,000
Repayments of unsecured line of credit	(380,000)	(390,000)
Proceeds from unsecured term loan	—	500,000
Payments on finance lease obligations	(628)	—
Payments on real estate financing transaction	—	(960)
Deferred financing costs	(7,112)	(263)
Net proceeds from equity transactions	2,261	(684)
Distributions	(332,961)	(280,754)
Contributions from noncontrolling interests in property partnerships	12,148	27,532
Distributions to noncontrolling interests in property partnerships	(39,401)	(44,033)
Acquisition of noncontrolling interest in property partnership	(186,952)	—
Net cash provided by financing activities	286,081	146,646
Net increase in cash and cash equivalents and cash held in escrows	523,733	221,691
Cash and cash equivalents and cash held in escrows, beginning of period	639,191	505,369
Cash and cash equivalents and cash held in escrows, end of period	$1,162,924	$727,060

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$543,359	$434,767
Cash held in escrows, beginning of period	95,832	70,602
Cash and cash equivalents and cash held in escrows, beginning of period	$639,191	$505,369

Cash and cash equivalents, end of period	$1,087,001	$472,555
Cash held in escrows, end of period	75,923	254,505
Cash and cash equivalents and cash held in escrows, end of period	$1,162,924	$727,060

Supplemental disclosures:
Cash paid for interest	$216,754	$192,898
Interest capitalized	$25,069	$34,999
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(61,283)	$(78,900)
Additions to real estate included in accounts payable and accrued expenses	$115,150	$326
Real estate acquired through finance lease	$122,563	$—
Distributions declared but not paid	$165,419	$139,263
Conversions of redeemable partnership units to partners’ capital	$1,212	$1,196
Issuance of restricted securities to employees	$38,923	$37,342

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at June 30, 2019 owned an approximate 89.6% (89.7% at December 31, 2018) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
At June 30, 2019, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).
Properties
At June 30, 2019, the Company owned or had interests in a portfolio of 193 commercial real estate properties (the “Properties”) aggregating approximately 50.9 million net rentable square feet of primarily Class A office properties, including twelve properties under construction/redevelopment totaling approximately 5.7 million net rentable square feet. At June 30, 2019, the Properties consisted of:

Table of Content

•	174 office properties (including ten properties under construction/redevelopment);

•	twelve retail properties;

•	six residential properties (including two properties under construction); and

•	one hotel.
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
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a Level 1 basis (as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”)) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in ASC 820) if trading volumes are low. The Company determines the fair value of its related party note receivable, note receivable and mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on note receivables / mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s related party note receivable, note receivable, and mortgage notes payable are categorized at a Level 3 basis (as defined in ASC 820) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit or unsecured term loan, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and Boston Properties Limited Partnership’s specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input.

Table of Content

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially from those estimates, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of nor necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s related party note receivable, note receivable, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable	$80,000	$80,321	$80,000	$80,000
Note receivable	19,718	18,205	19,468	19,468
	$99,718	$98,526	$99,468	$99,468

Mortgage notes payable, net	$2,956,833	$3,013,338	$2,964,572	$2,903,925
Unsecured senior notes, net	8,390,708	8,745,888	7,544,697	7,469,338
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	498,700	500,673	498,488	500,783
Total	$11,846,241	$12,259,899	$11,007,757	$10,874,046

Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for six of the nine entities that are VIEs.
Consolidated Variable Interest Entities
As of June 30, 2019, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities (i.e., excluding Boston Properties Limited Partnership’s interest) are reflected as noncontrolling interest in property partnerships in the accompanying Consolidated Financial Statements (See Note 8).
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

Table of Content

New Accounting Pronouncements
New Accounting Pronouncements Adopted
Leases
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or “Topic 842”). For information pertaining to the Company’s adoption and disclosures with respect to leases, see Note 4.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Land	$5,056,046	$5,072,568
Right of use assets - finance leases	187,269	—
Right of use assets - operating leases	149,839	—
Land held for future development (1)	272,332	200,498
Buildings and improvements	13,271,691	13,356,751
Tenant improvements	2,486,269	2,396,932
Furniture, fixtures and equipment	44,462	44,351
Construction in progress	812,408	578,796
Total	22,280,316	21,649,896
Less: Accumulated depreciation	(5,050,606)	(4,897,777)
	$17,229,710	$16,752,119
_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Land	$4,955,593	$4,971,475
Right of use assets - finance leases	187,269	—
Right of use assets - operating leases	149,839	—
Land held for future development (1)	272,332	200,498
Buildings and improvements	12,976,345	13,059,488
Tenant improvements	2,486,269	2,396,932
Furniture, fixtures and equipment	44,462	44,351
Construction in progress	812,408	578,796
Total	21,884,517	21,251,540
Less: Accumulated depreciation	(4,949,822)	(4,800,475)
	$16,934,695	$16,451,065
_______________

(1)	Includes pre-development costs.
Development
On May 9, 2019, the Company entered into a 15-year lease with Google, LLC for approximately 379,000 net rentable square feet of Class A office space in a build-to-suit development project to be located at the Company’s 325 Main Street property at Kendall Center in Cambridge, Massachusetts. 325 Main Street currently consists of an approximately 115,000 net rentable square foot Class A office property that will be demolished and developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net

Table of Content

rentable square feet of retail space. On May 9, 2019, the Company commenced development of the project. Boston Properties, Inc. and Boston Properties Limited Partnership recognized approximately $9.9 million and $9.5 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property.
Ground Lease
On January 24, 2019, the ground lessor under the Company’s 65 -year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California made available for lease to the Company the remaining land parcels. As a result, the Company recognized the remaining portion of the right of use finance lease asset and finance lease liability. During 2018, the Company executed the ground lease. However, at the inception of the ground lease only a portion of the land was available for lease from the lessor, resulting in the Company recognizing only a portion of the ground lease. In the aggregate, the land will support the development of approximately 1.1 million square feet of commercial office space. The ground lease provides the Company with the right to purchase all of the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. The Company is reasonably certain that it will exercise the option to purchase the land and as a result, the Company has concluded that the lease should be accounted for as a finance lease. As a result, the Company recorded an approximately $122.6 million right of use asset - finance lease and a lease liability - finance lease on the Company’s Consolidated Balance Sheets reflecting the remaining land parcels made available for lease to the Company. Finance lease assets and liabilities are accounted for at the lower of fair market value or the present value of future lease payments. The finance lease is for land only. Therefore, the Company will not depreciate the right of use asset - finance lease because land is assumed to have an indefinite life.
As of January 24, 2019, the lease payments from the finance lease related to the remaining parcels made available for lease to the Company are as follows (in thousands):

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
Dispositions
On January 24, 2019, the Company completed the sale of its 2600 Tower Oaks Boulevard property located in Rockville, Maryland for a gross sale price of approximately $22.7 million. Net cash proceeds totaled approximately $21.4 million, resulting in a loss on sale of real estate totaling approximately $0.6 million. The Company recognized an impairment loss totaling approximately $3.1 million for Boston Properties, Inc. and approximately $1.5 million for Boston Properties Limited Partnership during the year ended December 31, 2018. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property. 2600 Tower Oaks contributed approximately $(0.2) million of net loss to the Company for the period from January 1, 2019 through January 23, 2019 and contributed approximately $(0.1) million and $(0.3) million of net loss to the Company for the three and six months ended June 30, 2018, respectively.
At March 31, 2019, the Company evaluated the expected hold period of its One Tower Center property and, based on a shorter-than-expected hold period, the Company reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for Boston Properties, Inc. and approximately $22.3 million for Boston Properties Limited Partnership. The Company’s estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of $38.0 million. On June 3, 2019, the Company completed the sale of the property. Net cash proceeds totaled approximately $36.6 million, resulting in a loss on sale of real estate totaling approximately $0.8 million. One Tower Center is an approximately

Table of Content

410,000 net rentable square foot Class A office property located in East Brunswick, New Jersey. One Tower Center contributed approximately $(0.1) million and $(0.9) million of net loss to the Company for the period from April 1, 2019 through June 2, 2019 and the period from January 1, 2019 through June 2, 2019, respectively, and contributed approximately $(0.7) million and $(1.3) million of net loss to the Company for the three and six months ended June 30, 2018, respectively.

On June 28, 2019, the Company completed the sale of its 164 Lexington Road property located in Billerica, Massachusetts for a gross sale price of $4.0 million. Net cash proceeds totaled approximately $3.8 million, resulting in a gain on sale of real estate totaling approximately $2.5 million for Boston Properties, Inc. and approximately $2.6 million for Boston Properties Limited Partnership. 164 Lexington Road is an approximately 64,000 net rentable square foot Class A office property. 164 Lexington Road contributed approximately $(0.1) million and $(0.1) million of net loss to the Company for the period from April 1, 2019 through June 27, 2019 and the period from January 1, 2019 through June 27, 2019, respectively, and contributed approximately $(0.1) million and $(0.1) million of net loss to the Company for the three and six months ended June 30, 2018, respectively.
4. Leases
General Adoption
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease for accounting purposes is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the prior guidance in ASC 840 -“Leases” (“Topic 840”). ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to Topic 840 for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards.
On July 30, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) allows lessors to elect, as a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the revenue guidance (ASU 2014-09, “Revenue from Contracts with Customers (Topic 606) (“ASC 606”)) that was adopted on January 1, 2018, and both of the following are met:
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
The Company adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. For purposes of transition, the Company elected the practical expedient package, which has been applied consistently to all of its leases, but did not elect the hindsight practical expedient. The practical expedient package did not require the Company to reassess the following: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. This allows the Company to continue to account for its ground leases as operating leases. However, as of January 1, 2019, any new or modified ground leases may be classified as financing leases unless they meet certain conditions. The Company also elected to apply the transition provisions as of the adoption date, January 1, 2019, and not change its comparative statements. The Company recorded an adjustment to the opening balance of retained earnings related to initial direct costs that, as of January 1, 2019, had not started to amortize and are no longer allowed to be capitalized in accordance with ASU 2016-02, totaling

Table of Content

approximately $3.9 million to Dividends in Excess of Earnings of Boston Properties, Inc. and Partners’ Capital of Boston Properties Limited Partnership, approximately $0.4 million to Noncontrolling interests - Common Units of Boston Properties, Inc. and Noncontrolling Interest - Redeemable Partnership Units of Boston Properties Limited Partnership and $70,000 to Noncontrolling Interests - Property Partnerships of Boston Properties, Inc. and Noncontrolling Interests in Property Partnerships of Boston Properties Limited Partnership on the corresponding Consolidated Balance Sheets.
The Company made the policy election, when it is the lessee, to not apply the revenue recognition requirements of Topic 842 to short-term leases. This policy election is made by class of underlying assets and as described below, the Company considers real estate to be a class of underlying assets, and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature. The Company will recognize the lease payments in net income on a straight-line basis over the lease term.
Lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on our consolidated balance sheets. The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company analyzes its accounts receivable, customer credit worthiness and current economic trends when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance on a lease-by-lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If a lessee’s accounts receivable balance is considered uncollectible the Company will write-off the receivable balances associated with the lease to Lease revenue and cease to recognize lease income, including straight-line rent unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance adjusting for the amount related to the period when the lease payments were considered not probable. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of its trade accounts receivable.
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
Lessee
For leases in which the Company is the lessee (generally ground leases), on January 1, 2019, the Company recognized a right-of-use asset and a lease liability of approximately $151.8 million and $199.3 million, respectively. The leases liability was equal to the present value of the minimum lease payments in accordance with Topic ASC 840. In addition, the Company did not know the rate implicit in any of its ground leases that were classified as operating leases, and accordingly used the Company’s incremental borrowing rate (“IBR”) to determine the net present value of the minimum lease payments.
In order to determine the IBR, the Company utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. The approach required significant judgment. Therefore, the Company utilized different data sets to estimate base IBRs via an analysis of the following weighted-components:

•
The interpolated rates from yields on outstanding U.S. Treasury issuances for up to 30 years and for years 31 and beyond, longer-term publicly traded educational institution debt issued by high credit quality educational institutions with maturity dates up to 2116,

•	Observable mortgage rates spread over U.S. Treasury issuances, and

•	Unlevered property yields and discount rates.
The Company then applied adjustments to account for considerations related to term and interpolated the IBR.

Table of Content

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
The following table provides lease cost information for the Company’s operating and finance leases for the three and six months ended June 30, 2019 (in thousands):

	Three months ended June 30, 2019	Six months ended June 30, 2019
Lease costs
Operating lease costs	$3,656	$7,333
Finance lease costs
Amortization of right of use asset (1)	$(14)	$2
Interest on lease liabilities (2)	$12	$24
_______________

(1)
The finance leases relate to either land, buildings or assets that remain in development. The Company’s policy is not to depreciate finance lease assets related to land because it is assumed to have an indefinite life. For assets under development, depreciation may commence once the asset is placed in-service and depreciation would be recognized in accordance with the Company’s policy.

(2)	Three of the finance leases relate to assets under development and as such, the entire interest amount was capitalized.
The following table provides other quantitative information for the Company’s operating and finance leases as of June 30, 2019:

June 30, 2019
Other information
Weighted-average remaining lease term (in years)
Operating leases	51
Finance leases	5
Weighted-average discount rate
Operating leases	5.7%
Finance leases	4.1%

The following table provides a maturity analysis for the Company’s future contractual minimum lease payments to be made by the Company as of December 31, 2018, under non-cancelable ground leases which expire on various dates through 2114:

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

The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of June 30, 2019 (in thousands):

	Operating	Finance (1)
July 1, 2019 - December 31, 2019	$4,872	$2,494
2020	10,050	121,499
2021	24,953	2,096
2022	18,041	1,632
2023	10,326	1,039
Thereafter	567,232	73,241
Total lease payments	635,474	202,001
Less: interest portion	(436,130)	(29,099)
Present value of lease payments	$199,344	$172,902

_______________

(1)	Finance lease payments in 2020 and 2024 include approximately $119.8 million and $38.7 million, respectively, related to purchase options that the Company is reasonably certain that it will exercise.

Lessor
The Company leases primarily Class A office, retail and residential space to tenants. These leases may contain extension and termination options that are predominately at the sole discretion of the tenant, provided certain conditions are satisfied. In a few instances, the leases also contain purchase options, which would be exercisable at fair market value. Also, certain of the Company’s leases include rental payments that are based on a percentage of the tenant sales in excess of contractual amounts.
ASU 2018-11 provides lessors a practical expedient to not separate nonlease components from the associated lease component if certain criteria stated above are met for each class of underlying assets. The guidance in Topic 842 defines “underlying asset” as “an asset that is the subject of a lease for which a right to use that asset has been conveyed to a lessee. The underlying asset could be a physically distinct portion of a single asset.” Based on the above guidance, the Company considers real estate assets as a class of underlying assets and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature.
Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Nonlease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with ASC 606. The Company considers common area maintenance (CAM) and service income associated with tenant work orders to be nonlease components because they represent delivery of a separate service but are not considered a cost of securing the identified asset. In the case of the Company’s business, the identified asset would be the leased real estate (office, retail or residential).

Table of Content

The Company assessed and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. The Company determined that the predominate component was the lease component and as such its leases will continue to qualify as operating leases and the Company has made a policy election to account for and present the lease component and the nonlease component as a single component in the revenue section of the Consolidated Statements of Operations labeled Lease. Prior to the adoption of Topic 842, nonlease components had been included within Recoveries from Tenants Revenue, Parking and Other Revenue and Development and Management Services Revenue on the Company’s Consolidated Statements of Operations.
In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, starting January 1, 2019, the Company no longer capitalizes non-incremental legal costs and internal leasing wages. These costs are expensed as incurred. The expensing of these items is included within General and Administrative Expense on the Consolidated Statements of Operations.
The following table summarizes the components of lease revenue recognized during the three and six months ended June 30, 2019 included within the Company’s Consolidated Statements of Operations (in thousands):

Lease Revenue	Three months ended June 30, 2019	Six months ended June 30, 2019
Fixed Contractual Payments	$557,820	$1,111,806
Variable lease payments	122,369	247,634
	$680,189	$1,359,440

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2019 to 2049.
The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2018, under non-cancelable operating leases which expire on various dates through 2049:

Years Ending December 31,	(in thousands)
2019	$2,088,171
2020	2,106,963
2021	2,015,031
2022	1,838,699
2023	1,736,636
Thereafter	12,295,464

The future contractual lease payments to be received (excluding operating expense reimbursements) by the Company as of June 30, 2019, under non-cancelable operating leases which expire on various dates through 2049:

(in thousands)
July 1, 2019 - December 31, 2019	$1,053,967
2020	2,144,485
2021	2,111,755
2022	1,982,534
2023	1,910,896
Thereafter	14,416,019

Table of Content

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2019 and December 31, 2018:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			June 30, 2019	December 31, 2018
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(5,518)	$(6,424)
The Metropolitan Square Associates LLC	Metropolitan Square	20.0%		5,827	2,644
BP/CRF 901 New York Avenue LLC	901 New York Avenue	25.0%	(2)	(12,859)	(13,640)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	37,521	38,214
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	25,290	25,268
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	9,200	66,391
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(5,451)	(5,026)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,473	42,557
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		58,637	69,302
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		48,201	47,505
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		3,626	3,022
Office Tower Developer LLC	100 Causeway Street	50.0%	(7)	69,551	23,804
1265 Main Office JV LLC	1265 Main Street	50.0%		4,125	3,918
BNY Tower Holdings LLC	Dock 72	50.0%		91,134	82,520
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		254,122	253,495
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%	(7)	70,122	69,724
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		47,966	46,993
SMBP Venture LP	Santa Monica Business Park	55.0%		169,040	180,952
				$913,007	$931,219
_______________

(1)
Investments with deficit balances aggregating approximately $23.8 million and $25.1 million at June 30, 2019 and December 31, 2018, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(3)	The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.

(4)	The joint venture owns three in-service buildings and two undeveloped land parcels.

(5)	The property was sold on June 27, 2019. As of June 30, 2019, the investment is comprised of undistributed cash. See note below for additional details.

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
The Company classifies distributions received from equity method investees within its consolidated statements of cash flows using the nature of the distribution approach, which classifies the distributions received on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities).
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$3,551,504	$3,545,906
Other assets	515,923	543,512
Total assets	$4,067,427	$4,089,418
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$1,991,290	$2,017,609
Other liabilities (2)	656,902	582,006
Members’/Partners’ equity	1,419,235	1,489,803
Total liabilities and members’/partners’ equity	$4,067,427	$4,089,418
Company’s share of equity	$574,662	$622,498
Basis differentials (3)	338,345	308,721
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$913,007	$931,219
 _______________

(1)	At June 30, 2019, this amount includes right of use assets - finance leases and right of use assets - operating leases totaling approximately $248.9 million and $12.5 million, respectively.

(2)	At June 30, 2019, this amount includes lease liabilities - finance leases and lease liabilities - operating leases totaling approximately $393.2 million and $17.2 million, respectively.

(3)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At June 30, 2019 and December 31, 2018, there was an aggregate basis differential of approximately $313.3 million and $316.7 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(4)
Investments with deficit balances aggregating approximately $23.8 million and $25.1 million at June 30, 2019 and December 31, 2018, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

Table of Content

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total revenue (1)	$80,204	$57,096	$163,159	$113,582
Expenses
Operating	30,134	22,868	60,633	45,717
Depreciation and amortization	24,818	14,527	53,464	29,252
Total expenses	54,952	37,395	114,097	74,969
Other income (expense)
Interest expense	(20,803)	(14,708)	(41,560)	(29,132)
Gain on sale of real estate (2)	34,572	—	34,572	—
Net income	$39,021	$4,993	$42,074	$9,481

Company’s share of net income	$22,376	$2,105	$23,960	$3,931
Basis differential (2) (3)	25,588	(1,336)	24,217	(2,701)
Income from unconsolidated joint ventures	$47,964	$769	$48,177	$1,230
 _______________

(1)
Includes straight-line rent adjustments of approximately $7.6 million and $3.2 million for the three months ended June 30, 2019 and 2018, respectively, and $13.4 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
Represents the total gain on sale of 540 Madison Avenue recognized by the joint venture, as described below. During 2008, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture resulting in a basis differential between the carrying value of the Company’s investment in the joint venture and the joint venture’s basis in the assets and liabilities of the property. As a result of the historical basis difference, the Company recognized a gain on sale of real estate totaling approximately $47.8 million, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for the basis differential. The gain on sale is included in Income from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.

(3)
Includes straight-line rent adjustments of approximately $0.5 million and $0.7 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.

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
On April 26, 2019, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $255.0 million collateralized by its 7750 Wisconsin Avenue development project located in Bethesda, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions. As of June 30, 2019, there have been no amounts drawn under the loan. 7750 Wisconsin Avenue is a 734,000 net rentable square foot build-to-suit Class A office project and below-grade parking garage.
On May 28, 2019, joint ventures in which the Company has a 50% interest and that own The Hub on Causeway - Podium and 100 Causeway Street development projects entered into an infrastructure development

Table of Content

assistance agreement (the “IDAA”) with the Commonwealth of Massachusetts and the City of Boston. Per the IDAA, the Hub on Causeway - Podium development project will be reimbursed for certain costs of public infrastructure improvements using the proceeds of up to $30.0 million in aggregate principal amount of municipal bonds issued by the Commonwealth of Massachusetts. As of June 30, 2019, the joint venture had not received any reimbursements of costs for the public infrastructure improvements. In addition, the joint venture that owns the Hub on Causeway - Podium development project modified its construction loan agreement with the lender requiring the joint venture to pay down the construction loan balance using the proceeds received from the reimbursement of costs of the public infrastructure improvements. On June 15, 2019, the joint venture partially placed in-service The Hub on Causeway - Podium development project, an approximately 385,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts.
On June 27, 2019, a joint venture in which the Company has a 60% interest completed the sale of 540 Madison Avenue in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature on June 5, 2023. Net cash proceeds totaled approximately $178.7 million, of which the Company’s share was approximately $107.1 million, after the payment of transaction costs. During 2008, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture. As a result, the Company recognized a gain on sale of real estate totaling approximately $47.8 million, which is included in Income from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. 540 Madison Avenue is an approximately 284,000 net rentable square foot Class A office property.
6. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of June 30, 2019 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	5.625%	5.708%	$700,000	November 15, 2020
10 Year Unsecured Senior Notes	4.125%	4.289%	850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
Total principal			8,450,000
Net unamortized discount			(18,802)
Deferred financing costs, net			(40,490)
Total			$8,390,708

_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
On June 21, 2019, Boston Properties Limited Partnership completed a public offering of $850.0 million in aggregate principal amount of its 3.400% unsecured senior notes due 2029. The notes were priced at 99.815% of the principal amount to yield an effective rate (including financing fees) of approximately 3.505% per annum to maturity. The notes will mature on June 21, 2029, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.3 million after deducting underwriting discounts and transaction expenses.

Table of Content

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50 and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2019, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $18.4 million.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. From time to time, under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, either the Company or its partners will be entitled to an additional promoted interest or payments (See Note 8).
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2019, the maximum funding obligation under the guarantee was approximately $79.8 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of June 30, 2019, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of June 30, 2019, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.

Table of Content

In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the federal government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of June 30, 2019, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements.
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company is required, pursuant to the local zoning ordinance, to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property. 325 Main Street currently consists of an approximately 115,000 net rentable square foot Class A office property that will be demolished and developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space (See Note 3).
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, 2015, 2016, 2017 and 2018, the Company received distributions of approximately $7.7 million, $8.1 million, $1.4 million, $0.4 million and $0.3 million, respectively. The Company has a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at June 30, 2019.
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

Table of Content

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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2019, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,828,230 OP Units, 1,189,117 LTIP Units (including 118,067 2012 OPP Units, 68,659 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 28,724 2015 MYLTIP Units and 98,706 2016 MYLTIP Units), 394,921 2017 MYLTIP Units, 336,195 2018 MYLTIP Units and 220,734 2019 MYLTIP Units held by parties other than Boston Properties, Inc.

Table of Content

Noncontrolling Interest—Common Units
During the six months ended June 30, 2019, 34,967 OP Units were presented by the holders for redemption (including 33,767 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2016 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At June 30, 2019, Boston Properties Limited Partnership had outstanding 394,921 2017 MYLTIP Units, 336,195 2018 MYLTIP Units and 220,734 2019 MYLTIP Units. Prior to the applicable measurement date (February 6, 2020 for the 2017 MYLTIP Units, February 5, 2021 for the 2018 MYLTIP Units and February 4, 2022 for the 2019 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 28, 2019	July 31, 2019	$0.95	$0.095
March 29, 2019	April 30, 2019	$0.95	$0.095
December 31, 2018	January 30, 2019	$0.95	$0.095

The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and, after the February 4, 2018 measurement date, the 2015 MYLTIP Units) and its distributions on the 2015 MYLTIP Units (prior to the February 4, 2018 measurement date), 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units (after the February 6, 2018 issuance date) that occurred during the first and second quarters of 2018:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 29, 2018	July 31, 2018	$0.80	$0.080
March 29, 2018	April 30, 2018	$0.80	$0.080
December 31, 2017	January 30, 2018	$0.80	$0.080

A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at June 30, 2019 was approximately $2.3 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $129.00 per share on June 28, 2019.

Table of Content

Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at June 30, 2019 and December 31, 2018, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the original venture agreement, if the Company elected to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture commenced vertical construction of the project, then the partner’s capital funding obligation would be limited, in which event the Company would fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended agreement, the partners agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company earned a preferred return equal to LIBOR plus 3.00% per annum and was payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return was repaid to the Company. The Company contributed an aggregate of approximately $22.6 million of preferred equity to the venture. Also, under the joint venture agreement, (a) from and after the stabilization date, the partner had the right to cause the Company to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, the Company had the right to acquire all (but not less than all) of the partner’s interest, in each case at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns were achieved the partner would be entitled to receive an additional promoted interest with respect to cash flow distributions.  The term stabilization date was defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent. Salesforce Tower is an approximately 1,421,000 net rentable square foot Class A office property.
On January 18, 2019, the Company and its partner amended the venture agreement. Per the amendment, the partner exercised its right to cause the Company to purchase on April 1, 2019 its 5% ownership interest and promoted profits interest in the venture for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million, consisting of the repayment of the Company’s preferred equity and preferred return as provided for in the venture agreement.
On April 1, 2019, the Company completed the acquisition of its partner’s 5% ownership interest and promoted profits interest in the consolidated entity for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million to $186.8 million to reflect the repayment of the Company's preferred equity and preferred return in the venture, as described above. The Company now owns 100% of Salesforce Tower. The Company has accounted for the transaction as an equity transaction for financial reporting purposes and has reflected the difference between the fair value of the total consideration paid and the related carrying value of the noncontrolling interest - property partnership totaling approximately $162.5 million as a decrease to Additional Paid-in Capital and Partners’ Capital in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership, respectively.
9. Stockholders’ Equity / Partners’ Capital
As of June 30, 2019, Boston Properties, Inc. had 154,563,130 shares of Common Stock outstanding.
As of June 30, 2019, Boston Properties, Inc. owned 1,725,805 general partnership units and 152,837,325 limited partnership units of Boston Properties Limited Partnership.
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
During the six months ended June 30, 2019, Boston Properties, Inc. issued 29,704 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the six months ended June 30, 2019, Boston Properties, Inc. issued 34,967 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.

Table of Content

The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2019 and during the first and second quarters of 2018:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 28, 2019	July 31, 2019	$0.95	$0.95
March 29, 2019	April 30, 2019	$0.95	$0.95
December 31, 2018	January 30, 2019	$0.95	$0.95

June 29, 2018	July 31, 2018	$0.80	$0.80
March 29, 2018	April 30, 2018	$0.80	$0.80
December 31, 2017	January 30, 2018	$0.80	$0.80

Preferred Stock
As of June 30, 2019, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or declared during 2019 and the first and second quarters of 2018:

Record Date	Payment Date	Dividend (Per Share)
August 2, 2019	August 15, 2019	$32.8125
May 3, 2019	May 15, 2019	$32.8125
February 4, 2019	February 15, 2019	$32.8125

August 3, 2018	August 15, 2018	$32.8125
May 4, 2018	May 15, 2018	$32.8125
February 2, 2018	February 15, 2018	$32.8125

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

Table of Content

calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$164,318	154,555	$1.06
Allocation of undistributed earnings to participating securities	(48)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$164,270	154,555	$1.06
Effect of Dilutive Securities:
Stock Based Compensation	—	319	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$164,270	154,874	$1.06

	Three months ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$128,681	154,415	$0.83
Allocation of undistributed earnings to participating securities	(16)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$128,665	154,415	$0.83
Effect of Dilutive Securities:
Stock Based Compensation	—	156	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$128,665	154,571	$0.83

	Six months ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$262,431	154,540	$1.70
Effect of Dilutive Securities:
Stock Based Compensation	—	319	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$262,431	154,859	$1.69

Table of Content

	Six months ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$304,682	154,400	$1.97
Allocation of undistributed earnings to participating securities	(142)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$304,540	154,400	$1.97
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$304,540	154,638	$1.97

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units required, and the 2017-2019 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,647,000 and 17,501,000 redeemable common units for the three months ended June 30, 2019 and 2018, respectively, and 17,627,000 and 17,492,000 redeemable common units for the six months ended June 30, 2019 and 2018, respectively.

	Three months ended June 30, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,715	172,202	$1.08
Allocation of undistributed earnings to participating securities	(54)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,661	172,202	$1.08
Effect of Dilutive Securities:
Stock Based Compensation	—	319	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,661	172,521	$1.08

Table of Content

	Three months ended June 30, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,961	171,916	$0.85
Allocation of undistributed earnings to participating securities	(18)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,943	171,916	$0.85
Effect of Dilutive Securities:
Stock Based Compensation	—	156	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$145,943	172,072	$0.85

	Six months ended June 30, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$299,097	172,167	$1.74
Effect of Dilutive Securities:
Stock Based Compensation	—	319	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$299,097	172,486	$1.73

	Six months ended June 30, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$346,868	171,892	$2.02
Allocation of undistributed earnings to participating securities	(158)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$346,710	171,892	$2.02
Effect of Dilutive Securities:
Stock Based Compensation	—	238	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$346,710	172,130	$2.01

11. Stock Option and Incentive Plan
On February 5, 2019, Boston Properties, Inc.’s Compensation Committee approved the 2019 MYLTIP awards under Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the “2012 Plan”) to certain officers and employees of Boston Properties, Inc. The 2019 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will

Table of Content

be based on Boston Properties, Inc.’s TSR relative to the Nareit Office Index adjusted to include Vornado Realty Trust. Earned awards will range from zero to a maximum of 220,734 LTIP Units depending on Boston Properties, Inc.’s TSR relative to the Nareit Office Index adjusted to include Vornado Realty Trust, with a target of approximately 110,367 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 50% on February 4, 2022 and 50% on February 4, 2023, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 4, 2022, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2019 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718 “Compensation - Stock Compensation”, the 2019 MYLTIP awards have an aggregate value of approximately $13.5 million, which amount will generally be amortized into earnings over the four year plan period under the graded vesting method.
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
During the six months ended June 30, 2019, Boston Properties, Inc. issued 26,503 shares of restricted common stock and Boston Properties Limited Partnership issued 181,919 LTIP Units and 220,734 2019 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2019 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the six months ended June 30, 2019 were valued at approximately $3.5 million ($131.27 per share weighted-average). The LTIP Units granted were valued at approximately $22.1 million (approximately $121.50 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.68% and an expected price volatility of 27.0%. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units was approximately $10.1 million and $7.9 million for the three months ended June 30, 2019 and 2018, respectively, and approximately $24.9 million and $22.1 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there was (1) an aggregate of approximately $33.2 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2016 MYLTIP Units and (2) an aggregate of approximately $17.9 million of unrecognized compensation expense related to unvested 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.6 years.

Table of Content

12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three and six months ended June 30, 2019 and 2018.
Boston Properties, Inc.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$164,318	$128,681	$262,431	$304,682
Add:
Preferred dividends	2,625	2,625	5,250	5,250
Noncontrolling interest—common units of Boston Properties Limited Partnership	19,036	14,859	30,627	35,311
Noncontrolling interests in property partnerships	17,482	14,400	36,312	31,634
Interest expense	102,357	92,204	203,366	182,424
Impairment loss	—	—	24,038	—
Net operating income from unconsolidated joint ventures	24,715	16,227	50,064	32,287
Depreciation and amortization expense	177,411	156,417	342,005	322,214
Transaction costs	417	474	877	495
Payroll and related costs from management services contracts	2,403	1,970	5,798	4,855
General and administrative expense	35,071	28,468	76,833	64,362
Less:
Net operating income attributable to noncontrolling interests in property partnerships	45,562	43,049	92,647	88,958
Gains from investments in securities	1,165	505	4,134	379
Interest and other income	3,615	2,579	7,368	4,227
Gains on sales of real estate	1,686	18,292	781	114,689
Income from unconsolidated joint ventures	47,964	769	48,177	1,230
Direct reimbursements of payroll and related costs from management services contracts	2,403	1,970	5,798	4,855
Development and management services revenue	9,986	9,305	19,263	17,710
Company’s share of Net Operating Income	$433,454	$379,856	$859,433	$751,466

Table of Content

Boston Properties Limited Partnership

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,715	$145,961	$299,097	$346,868
Add:
Preferred distributions	2,625	2,625	5,250	5,250
Noncontrolling interests in property partnerships	17,482	14,400	36,312	31,634
Interest expense	102,357	92,204	203,366	182,424
Impairment loss	—	—	22,272	—
Net operating income from unconsolidated joint ventures	24,715	16,227	50,064	32,287
Depreciation and amortization expense	175,199	154,474	337,881	318,327
Transaction costs	417	474	877	495
Payroll and related costs from management services contracts	2,403	1,970	5,798	4,855
General and administrative expense	35,071	28,468	76,833	64,362
Less:
Net operating income attributable to noncontrolling interests in property partnerships	45,562	43,049	92,647	88,958
Gains from investments in securities	1,165	505	4,134	379
Interest and other income	3,615	2,579	7,368	4,227
Gains on sales of real estate	1,835	18,770	930	117,677
Income from unconsolidated joint ventures	47,964	769	48,177	1,230
Direct reimbursements of payroll and related costs from management services contracts	2,403	1,970	5,798	4,855
Development and management services revenue	9,986	9,305	19,263	17,710
Company’s share of Net Operating Income	$433,454	$379,856	$859,433	$751,466

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from investments in securities, interest and other income, gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding the Company’s results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

Table of Content

The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s percentage ownership interest and, in some cases, after priority allocations), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures does not include its share of gains on sale of real estate from unconsolidated joint ventures which is included within income from unconsolidated joint ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains from investments in securities, interest and other income, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type including Office, Residential and Hotel.
Beginning in 2019, the Company modified the presentation of its geographic area classification for all periods presented to include the Los Angeles geographic area to align with its method of internal reporting. The Company expanded its presence in the Los Angeles geographic area with its equity method investment in Santa Monica Business Park located in Santa Monica, California. As of June 30, 2019, the Company has equity interests in a portfolio of 27 office and retail properties in the Los Angeles geographic area aggregating approximately 2.3 million net rentable square feet, all of which are owned through investments in unconsolidated joint ventures. The Company is presenting the Los Angeles geographic area as a reportable segment to align with its method of internal reporting given the increased significance as a result of commencing a full reporting period of ownership of the Santa Monica Business Park portfolio. The inclusion of the Los Angeles geographic area has also resulted in a change in the reported measure of segment profit or loss from NOI to the Company’s share of NOI. This change has been reflected in all periods presented and the impact of the change can been seen within the tables below. The Company has not presented rental revenue and rental expenses for properties owned through investments in unconsolidated joint ventures, including those in the Los Angeles geographic area, as the Company accounts for these properties using the equity method of accounting.

Table of Content

Information by geographic area (dollars in thousands):
For the three months ended June 30, 2019:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$217,961	$—	$251,556	$131,506	$96,486	$697,509
Residential	3,222	—	—	—	5,777	8,999
Hotel	14,844	—	—	—	—	14,844
Total	236,027	—	251,556	131,506	102,263	721,352
% of Grand Totals	32.72%	—%	34.87%	18.23%	14.18%	100.00%
Rental Expenses:
Office	77,660	—	96,809	43,708	35,672	253,849
Residential	1,279	—	—	—	2,843	4,122
Hotel	9,080	—	—	—	—	9,080
Total	88,019	—	96,809	43,708	38,515	267,051
% of Grand Totals	32.96%	—%	36.25%	16.37%	14.42%	100.00%
Net operating income	$148,008	$—	$154,747	$87,798	$63,748	$454,301
% of Grand Totals	32.58%	—%	34.06%	19.33%	14.03%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,031)	—	(35,531)	—	—	(45,562)
Add: Company’s share of net operating income from unconsolidated joint ventures	818	15,454	1,696	—	6,747	24,715
Company’s share of net operating income	$138,795	$15,454	$120,912	$87,798	$70,495	$433,454
% of Grand Totals	32.01%	3.57%	27.90%	20.26%	16.26%	100.00%
 _______________

(1)
Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Table of Content

For the three months ended June 30, 2018:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$207,810	$—	$234,006	$93,482	$98,505	$633,803
Residential	1,195	—	—	—	3,604	4,799
Hotel	14,607	—	—	—	—	14,607
Total	223,612	—	234,006	93,482	102,109	653,209
% of Grand Totals	34.23%	—%	35.83%	14.31%	15.63%	100.00%
Rental Expenses:
Office	77,147	—	91,838	31,214	34,678	234,877
Residential	706	—	—	—	2,207	2,913
Hotel	8,741	—	—	—	—	8,741
Total	86,594	—	91,838	31,214	36,885	246,531
% of Grand Totals	35.12%	—%	37.26%	12.66%	14.96%	100.00%
Net operating income	$137,018	$—	$142,168	$62,268	$65,224	$406,678
% of Grand Totals	33.69%	—%	34.96%	15.31%	16.04%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(8,418)	—	(34,751)	120	—	(43,049)
Add: Company’s share of net operating income from unconsolidated joint ventures	781	6,902	1,706	—	6,838	16,227
Company’s share of net operating income	$129,381	$6,902	$109,123	$62,388	$72,062	$379,856
% of Grand Totals	34.06%	1.82%	28.73%	16.42%	18.97%	100.00%

 _______________

(1)
Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Table of Content

For the six months ended June 30, 2019:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$435,372	$—	$510,187	$255,561	$192,831	$1,393,951
Residential	5,923	—	—	—	10,791	16,714
Hotel	23,782	—	—	—	—	23,782
Total	465,077	—	510,187	255,561	203,622	1,434,447
% of Grand Totals	32.42%	—%	35.56%	17.82%	14.20%	100.00%
Rental Expenses:
Office	157,160	—	193,780	84,833	71,819	507,592
Residential	2,485	—	—	—	5,411	7,896
Hotel	16,943	—	—	—	—	16,943
Total	176,588	—	193,780	84,833	77,230	532,431
% of Grand Totals	33.17%	—%	36.39%	15.93%	14.51%	100.00%
Net operating income	$288,489	$—	$316,407	$170,728	$126,392	$902,016
% of Grand Totals	31.98%	—%	35.08%	18.93%	14.01%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(19,404)	—	(72,795)	(448)	—	(92,647)
Add: Company’s share of net operating income from unconsolidated joint ventures	1,590	31,162	3,482	—	13,830	50,064
Company’s share of net operating income	$270,675	$31,162	$247,094	$170,280	$140,222	$859,433
% of Grand Totals	31.49%	3.63%	28.75%	19.81%	16.32%	100.00%
 _______________

(1)
Rental Revenue is equal to total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Table of Content

For the six months ended June 30, 2018:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$412,807	$—	$476,404	$183,375	$197,817	$1,270,403
Residential	2,347	—	—	—	6,611	8,958
Hotel	23,709	—	—	—	—	23,709
Total	438,863	—	476,404	183,375	204,428	1,303,070
% of Grand Totals	33.68%	—%	36.56%	14.07%	15.69%	100.00%
Rental Expenses:
Office	157,471	—	185,600	58,842	71,021	472,934
Residential	1,220	—	—	—	3,965	5,185
Hotel	16,814	—	—	—	—	16,814
Total	175,505	—	185,600	58,842	74,986	494,933
% of Grand Totals	35.46%	—%	37.50%	11.89%	15.15%	100.00%
Net operating income	$263,358	$—	$290,804	$124,533	$129,442	$808,137
% of Grand Totals	32.59%	—%	35.98%	15.41%	16.02%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(16,547)	—	(72,697)	286	—	(88,958)
Add: Company’s share of net operating income from unconsolidated joint ventures	1,315	13,976	3,367	—	13,629	32,287
Company’s share of net operating income	$248,126	$13,976	$221,474	$124,819	$143,071	$751,466
% of Grand Totals	33.02%	1.86%	29.47%	16.61%	19.04%	100.00%
 _______________

(1)
Rental Revenue is equal to total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

13. Subsequent Events
On July 16, 2019, the Company executed a 75-year ground lease with The George Washington University for land parcels at 2100 Pennsylvania Avenue located in Washington, DC and commenced development of an approximately 480,000 net rentable square foot Class A office property pursuant to a development agreement that the Company entered into with The George Washington University in 2016. The development agreement provided for the execution of the ground lease upon completion of the entitlement process and relocation of existing tenants. Also in 2016, the Company made a deposit of $15.0 million that, upon execution of the ground lease, will be credited against ground rent payable under the ground lease. In 2017, the Company entered into a 16-year lease with a tenant for approximately 300,000 net rentable square feet of space at the property.

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
Overview
BXP is the largest publicly-traded real estate investment trust (REIT) (based on market capitalization) in the United States that develops, owns and manages primarily Class A office properties concentrated in five markets - Boston, Los Angeles, New York, San Francisco and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and the average lease term for our in-service office leases was approximately 7.9 years, as of June 30, 2019, including leases signed by our unconsolidated joint ventures. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:

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
Outlook
Macroeconomic conditions remain stable and overall favorable for our Company in the second quarter of 2019. While initial U.S. GDP growth estimates for the second quarter were 2.1%, marking a decline from prior quarters, job creation remains steady as the U.S. economy created approximately 512,000 jobs in the second quarter of 2019 and the unemployment rate remained near 50-year lows at 3.7%. Despite these relatively favorable economic statistics, global and U.S. economies are slowing and the Federal Reserve has turned increasingly dovish and decreased the overnight lending rate by 25 basis points in July 2019.
Notwithstanding the potential economic slowdown, we remain optimistic for our industry generally and our Company in particular given the positive economic statistics, low interest rates, strong leasing trends in most of our core markets and the continued success of our development efforts. As a leading developer, owner and manager of marquee Class A office properties in the U.S., our priorities remain focused on the following:

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
The overall occupancy of our in-service office and retail properties was 93.4% at June 30, 2019, an increase of 50 basis points from 92.9% at March 31, 2019 and the highest occupancy rate we have achieved since 2014. During the second quarter, we signed leases across our portfolio totaling approximately 2.4 million square feet, and we commenced revenue recognition on approximately 814,000 square feet of leases in second generation space. Of these second generation leases, approximately 590,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 25% over the prior leases.

Our core investment strategy remains unchanged. Other than possible selective acquisitions of “value-add” assets (e.g., assets that require lease-up or repositioning), and acquisitions that are otherwise consistent with our long-term strategy, we intend to continue to focus on investing primarily in higher-yielding, new development opportunities with significant pre-leasing commitments. From time to time, due to anticipated market demand, specific tenant considerations and similar factors, we may commence a development project prior to signing leases with tenants.
As of June 30, 2019, our construction/redevelopment pipeline consisted of 12 projects that, when completed, we expect will total approximately 5.7 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $3.2 billion, of which approximately $1.5 billion of equity remains to be invested as of June 30, 2019. Approximately 81% of the commercial space in these development projects was pre-leased as of August 2, 2019.

Table of Content

During the second quarter, we increased our development pipeline by commencing the redevelopment of 325 Main Street in Kendall Center in Cambridge, Massachusetts. We previously announced the signing of a long-term lease agreement with Google at the property. The existing 115,000 square foot building will be replaced with a new approximately 420,000 net rentable square foot Class A office property. Total incremental project costs are estimated to be approximately $418 million.
In July 2019, we commenced development of 2100 Pennsylvania Avenue, an approximately 480,000 net rentable square foot Class A office property that will include approximately 450,000 square feet of Class A office space and 30,000 square feet of retail space located in the central business district (“CBD”) of Washington, DC. The office space is approximately 66% pre-leased and we expect our total investment will be approximately $360 million.
As we continue to focus on our strategy of developing and acquiring assets to enhance our long-term growth, we also continually review our portfolio to identify properties as potential sales candidates because they may either no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. For example, during the second quarter of 2019, we completed three dispositions including 540 Madison Avenue in New York City, a 39-story, 284,000-square foot, office building in midtown Manhattan. We and our 40% joint venture partner completed the sale of 540 Madison Avenue on June 27, 2019 for a gross sale price of approximately $310.3 million. We realized net proceeds of approximately $107.1 million from the sale after the assignment of $120.0 million of mortgage debt and closing costs. We also completed the sale of One Tower Center, a 410,000 square foot suburban office building in East Brunswick, New Jersey, for a gross sale price of $38.0 million and 164 Lexington Road, a vacant 64,000 square foot suburban building in Billerica, Massachusetts, for a gross sale price of $4.0 million.
We expect to continue to sell select non-core assets in 2019, subject to market conditions.
A brief overview of each of our markets follows:
Boston
The leasing market in the greater Boston region remains active and strong. The Boston CBD sub-market continues to be driven by a strong flow of new and expanding technology and life science companies, demand from traditional financial and professional services tenants and an ongoing trend of urbanization. During the second quarter of 2019, approximately 1.7 million square feet of leases were executed, led by approximately 829,000 square feet of leases executed with Google, including the build-to-suit at 325 Main Street, and a 545,000 square foot, 15-year lease agreement with Bank of America to renew and expand at 100 Federal Street. In the second quarter of 2019, approximately 409,000 square feet of leases commenced in the Boston region. Of these leases, approximately 214,000 square feet had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of approximately 18% over the prior leases.
Our approximately 1.5 million square foot in-service office portfolio in Cambridge is dominated by large users, is approximately 100% leased and continues to generate strong rental rates. We are also actively working to meet tenant demand through increasing density and redevelopment. For example, in the second quarter we began redevelopment of 325 Main Street at Kendall Center in Cambridge, Massachusetts which is 90% pre-leased to Google for a term of 15 years. We expect the new 16-story building will be approximately 420,000 square feet (including a retail component) and will replace the existing, four-story, approximately 115,000 square foot building currently on site. In the aggregate, Google will lease more than 800,000 square feet on a long-term basis in the Boston region.
In the suburban Waltham/Lexington sub-market, we continue to experience significant demand within our existing tenant base and from other tenants in the market, particularly from technology and life-science companies seeking space to accommodate their expanding workforces.
The primary challenge we have in our Boston portfolio is the lack of available space to meet tenant demand. As a result, we are focused on future lease expirations and are working on expansions and early renewals that are expected to result in increases in future rents. We are also actively marketing new development sites in Boston and Waltham. Rents in Boston, Cambridge and the suburban Waltham/Lexington market have continued to experience strong increases in rental rates along with declines in concessions.

Table of Content

Los Angeles
The market in Los Angeles (“LA”), particularly in West LA, remains strong. Our Colorado Center complex, of which we own 50%, is 100% leased. Our 21-building Santa Monica Business Park, of which we own 55%, is approximately 93% leased. We believe both properties provide us with ample opportunity for future growth, as a majority of the current leases are at below-market rents. We will continue to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.
New York
Occupancy in our CBD New York in-service portfolio was 95.3% as of June 30, 2019, an increase from 94.5% as of March 31, 2019, and an increase of 510 basis points from 90.2% at June 30, 2018. In the second quarter 2019, approximately 158,000 square feet of leases commenced in the New York region. Of these leases, approximately 85,000 square feet had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of approximately 34% over the prior leases.
While rental rate growth in New York remain muted due to increased supply, leasing activity remains strong due to ongoing demand for high-quality office space, particularly in midtown Manhattan. We continue to expect stable rent and tenant improvement allowances in most of our New York submarkets.
San Francisco
The San Francisco CBD leasing market remains healthy and among the strongest markets in the U.S. with high market absorption rates. The lack of vacancies and the limited number of large blocks of available sublease space have left tenants with few options and created a supply and demand imbalance. We expect these fundamentals to continue and that market rents will continue to rise due to limitations on supply, including Proposition M and litigation of the Central SoMa zoning plan. We are moving forward with seeking approval of our approximately 800,000 square foot Fourth and Harrison development site later this year. We also have several large scale development opportunities in Silicon Valley that we are marketing to tenants.
Our CBD San Francisco in-service properties are 93% leased as of June 30, 2019, and, including signed leases that have not yet commenced, would be approximately 98% leased. During the second quarter of 2019, approximately 215,000 square feet of leases commenced in the San Francisco region. Of these leases, approximately 80,000 square feet had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of approximately 78% over the prior leases.
Washington, DC
Market conditions in the Washington, DC CBD have not changed in any meaningful way over the past few quarters. In the Washington, DC region, our focus remains on (1) expanding our development potential in Reston, Virginia where demand from technology and cybersecurity tenants remains strong, (2) divesting of non-core assets in Washington, DC and select suburban markets and (3) matching development sites with tenants to begin development with significant pre-leasing commitments.
Consistent with this strategy, on July 16, 2019, we executed a 75-year ground lease with The George Washington University for land parcels at 2100 Pennsylvania Avenue located in Washington, DC and commenced development of an approximately 480,000 net rentable square foot property that will include approximately 450,000 square feet of Class A office space and 30,000 square feet of retail space. The project is located in the vibrant Foggy Bottom neighborhood of Washington, DC and is adjacent to our highly successful 2200 Pennsylvania Avenue mixed-use property. The office space in the 2100 Pennsylvania Avenue project is approximately 66% pre-leased to a tenant for a term of 16 years.
In our Reston, Virginia portfolio, we continued development of Reston Gateway, our mixed-use development project, which will consist of an aggregate of approximately 4.5 million net rentable square feet. The initial phase is approximately 1.1 million net rentable square feet of which approximately 80% is pre-leased to Fannie Mae. Our Reston, Virginia in-service portfolio was approximately 93% leased as of June 30, 2019 and continues to be the strongest submarket in the region.

Table of Content

Conversely, leasing activity in the Washington, DC CBD remains very competitive primarily because there has been an increase in supply without a corresponding increase in demand. We are reasonably well-leased in the CBD with modest near-term exposure and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through dispositions of non-core assets.

The table below details the leasing activity during the three and six months ended June 30, 2019:

	Three months ended June 30, 2019	Six months ended June 30, 2019
	(Square Feet)
Vacant space available at the beginning of the period	3,182,365	3,859,897
Property dispositions/properties taken out of service (1)	(473,687)	(558,706)
Properties placed (and partially placed) in-service (2)	147,061	147,061
Leases expiring or terminated during the period	1,076,520	2,350,626
Total space available for lease	3,932,259	5,798,878
1st generation leases	239,194	483,624
2nd generation leases with new tenants	564,060	1,447,982
2nd generation lease renewals	250,311	988,578
Total space leased (3)	1,053,565	2,920,184
Vacant space available for lease at the end of the period	2,878,694	2,878,694

Leases executed during the period, in square feet (4)	2,427,209	3,949,555

Second generation leasing information: (5)
Leases commencing during the period, in square feet	814,371	2,436,560
Weighted Average Lease Term	98 Months	114 Months
Weighted Average Free Rent Period	163 Days	129 Days
Total Transaction Costs Per Square Foot (6)	$80.60	$79.80
Increase in Gross Rents (7)	16.14%	8.83%
Increase in Net Rents (8)	25.01%	13.56%
___________________________

(1)
Total square feet of available space associated with property dispositions during the three months ended June 30, 2019 consists of 64,140 square feet at 164 Lexington Road, 50,150 square feet at 540 Madison Avenue and 249,739 square feet at One Tower Center. Total square feet of available space associated with properties taken out of service during the three months ended June 30, 2019 consists of 109,658 square feet at 325 Main Street.

(2)	Total square feet of property partially placed in-service during the three and six months ended June 30, 2019 consists of 147,061 square feet at The Hub on Causeway Podium.

(3)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2019.

(4)
Represents leases executed during the three and six months ended June 30, 2019 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and six months ended June 30, 2019 is 173,448 and 324,523, respectively.

(5)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 814,371 and 2,436,560 square feet of second generation leases that commenced during the three and six months ended June 30, 2019, respectively, leases for 640,923 and 2,112,037 square feet were signed in prior periods.

(6)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

Table of Content

(7)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 589,611 and 1,883,383 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2019, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(8)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 589,611 and 1,883,383 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2019, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Transactions during the three months ended June 30, 2019 included the following:
Development activities

•	On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements).
Acquisitions and disposition activities

•
On April 1, 2019, we completed the acquisition of our partner’s 5% ownership interest and promoted profits interest in the consolidated entity that owns Salesforce Tower for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million to $186.8 million to reflect the repayment of our preferred equity and preferred return in the venture. We now own 100% of Salesforce Tower. We have accounted for the transaction as an equity transaction for financial reporting purposes and have reflected the difference between the fair value of the total consideration paid and the related carrying value of the noncontrolling interest - property partnership totaling approximately $162.5 million as a decrease to Additional Paid-in Capital and Partners’ Capital in the Consolidated Balance Sheets of BXP and BPLP, respectively.

•
On June 3, 2019, we completed the sale of our One Tower Center property located in East Brunswick, New Jersey for a gross sale price of $38.0 million. Net cash proceeds totaled approximately $36.6 million, resulting in a loss on sale of real estate totaling approximately $0.8 million. One Tower Center is an approximately 410,000 net rentable square foot Class A office property.

•
On June 28, 2019, we completed the sale of our 164 Lexington Road property located in Billerica, Massachusetts for a gross sale price of $4.0 million. Net cash proceeds totaled approximately $3.8 million, resulting in a gain on sale of real estate totaling approximately $2.5 million for BXP and approximately $2.6 million for BPLP. 164 Lexington Road is an approximately 64,000 net rentable square foot Class A office property.

Unconsolidated joint venture activities

•
On April 26, 2019, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $255.0 million collateralized by its 7750 Wisconsin Avenue development project located in Bethesda, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions. As of June 30, 2019, there have been no amounts drawn under the loan. 7750 Wisconsin Avenue is a 734,000 net rentable square foot build-to-suit Class A office project and below-grade parking garage.

•
On June 15, 2019, a joint venture in which we have a 50% interest partially placed in-service The Hub on Causeway - Podium development project, an approximately 385,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts. The property is 89% pre-leased as of August 2, 2019.

•
On June 27, 2019, a joint venture in which we have a 60% interest completed the sale of 540 Madison Avenue in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was

Table of Content

scheduled to mature on June 5, 2023. Net cash proceeds totaled approximately $178.7 million, of which our share was approximately $107.1 million, after the payment of transaction costs. We recognized a gain on sale of real estate totaling approximately $47.8 million, which is included in Income from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. 540 Madison Avenue is an approximately 284,000 net rentable square foot Class A office property.
Capital markets activities

•
On June 21, 2019, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 3.400% unsecured senior notes due 2029. The notes were priced at 99.815% of the principal amount to yield an effective rate (including financing fees) of approximately 3.505% per annum to maturity. The notes will mature on June 21, 2029, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.3 million after deducting underwriting discounts and transaction expenses.

Transactions completed subsequent to June 30, 2019 included the following:

•
On July 16, 2019, we executed a 75-year ground lease with The George Washington University for land parcels at 2100 Pennsylvania Avenue located in Washington, DC and commenced development of an approximately 480,000 net rentable square foot Class A office property pursuant to a development agreement that we entered into with The George Washington University in 2016. The development agreement provided for the execution of the ground lease upon completion of the entitlement process and relocation of existing tenants. Also in 2016, we made a deposit of $15.0 million that, upon execution of the ground lease, will be credited against ground rent payable under the ground lease. In 2017, we entered into a 16-year lease with a tenant for approximately 300,000 net rentable square feet of space at the property.

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
Our Annual Report on Form 10-K for the year ended December 31, 2018 contains a discussion of our critical accounting policies, except for our policies established following the adoption of Accounting Standards Update (“ASU”) ASU 2016-02, ASU 2018-01 and ASU 2018-11. The adoption of each of the above pronouncements is discussed in Note 4 to our Consolidated Financial Statements. Management discusses and reviews our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.
Results of Operations for the Six Months Ended June 30, 2019 and 2018
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $42.3 million and $47.8 million for the six months ended June 30, 2019 compared to 2018, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to net operating income and net income attributable to Boston Properties Limited Partnership common unitholders to net operating income for the six months ended June 30, 2019 and 2018 (in thousands):

Table of Content

Boston Properties, Inc.

	Six months ended June 30,
	2019	2018	Increase/(Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$262,431	$304,682	$(42,251)	(13.87)%
Preferred dividends	5,250	5,250	—	—%
Net Income Attributable to Boston Properties, Inc.	267,681	309,932	(42,251)	(13.63)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	30,627	35,311	(4,684)	(13.26)%
Noncontrolling interests in property partnerships	36,312	31,634	4,678	14.79%
Net Income	334,620	376,877	(42,257)	(11.21)%
Other Expenses:
Add:
Interest expense	203,366	182,424	20,942	11.48%
Impairment loss	24,038	—	24,038	100.00%
Other Income:
Less:
Gains from investments in securities	4,134	379	3,755	990.77%
Interest and other income	7,368	4,227	3,141	74.31%
Gains on sales of real estate	781	114,689	(113,908)	(99.32)%
Income from unconsolidated joint ventures	48,177	1,230	46,947	3,816.83%
Other Expenses:
Add:
Depreciation and amortization expense	342,005	322,214	19,791	6.14%
Transaction costs	877	495	382	77.17%
Payroll and related costs from management services contracts	5,798	4,855	943	19.42%
General and administrative expense	76,833	64,362	12,471	19.38%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	5,798	4,855	943	19.42%
Development and management services revenue	19,263	17,710	1,553	8.77%
Net Operating Income	$902,016	$808,137	$93,879	11.62%

Table of Content

Boston Properties Limited Partnership

	Six months ended June 30,
	2019	2018	Increase/(Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$299,097	$346,868	$(47,771)	(13.77)%
Preferred distributions	5,250	5,250	—	—%
Net Income Attributable to Boston Properties Limited Partnership	304,347	352,118	(47,771)	(13.57)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	36,312	31,634	4,678	14.79%
Net Income	340,659	383,752	(43,093)	(11.23)%
Other Expenses:
Add:
Interest expense	203,366	182,424	20,942	11.48%
Impairment loss	22,272	—	22,272	100.00%
Other Income:
Less:
Gains from investments in securities	4,134	379	3,755	990.77%
Interest and other income	7,368	4,227	3,141	74.31%
Gains on sales of real estate	930	117,677	(116,747)	(99.21)%
Income from unconsolidated joint ventures	48,177	1,230	46,947	3,816.83%
Other Expenses:
Add:
Depreciation and amortization expense	337,881	318,327	19,554	6.14%
Transaction costs	877	495	382	77.17%
Payroll and related costs from management services contracts	5,798	4,855	943	19.42%
General and administrative expense	76,833	64,362	12,471	19.38%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	5,798	4,855	943	19.42%
Development and management services revenue	19,263	17,710	1,553	8.77%
Net Operating Income	$902,016	$808,137	$93,879	11.62%

At June 30, 2019 and June 30, 2018, we owned or had interests in a portfolio of 193 and 178 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete picture of our performance. Therefore, the comparison of operating results for the three and six months ended June 30, 2019 and 2018 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Table of Content

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from investments in securities, interest and other income, gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the six months ended June 30, 2019 to the six months ended June 30, 2018.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 142 properties totaling approximately 38.3 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2018 and owned and in-service through June 30, 2019. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2018 or disposed of on or prior to June 30, 2019. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2019 and 2018 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold. There were no properties acquired between January 1, 2018 and June 30, 2019.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio			Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2019	2018	Increase/ (Decrease)	% Change	2019	2018	2019		2018	2019	2018	2019	2018	Increase/ (Decrease)	% Change
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,263,580	$1,186,132	$77,448	6.53%	$64,011	$10,822	$997		$4,704	$2,438	$13,908	$1,331,026	$1,215,566	$115,460	9.50%
Termination Income	12,041	1,010	11,031	1,092.18%	—	—	—		5	(196)	1,065	11,845	2,080	9,765	469.47%
Lease Revenue	1,275,621	1,187,142	88,479	7.45%	64,011	10,822	997		4,709	2,242	14,973	1,342,871	1,217,646	125,225	10.28%
Parking and Other Income	50,200	51,964	(1,764)	(3.39)%	750	255	112		37	17	501	51,079	52,757	(1,678)	(3.18)%
Total Rental Revenue (1)	1,325,821	1,239,106	86,715	7.00%	64,761	11,077	1,109		4,746	2,259	15,474	1,393,950	1,270,403	123,547	9.73%
Real Estate Operating Expenses	476,501	456,566	19,935	4.37%	26,745	6,438	1,994		1,685	2,351	8,245	507,591	472,934	34,657	7.33%
Net Operating Income (Loss), excluding residential and hotel	849,320	782,540	66,780	8.53%	38,016	4,639	(885)	—	3,061	(92)	7,229	886,359	797,469	88,890	11.15%
Residential Net Operating Income (Loss) (2)	4,816	5,194	(378)	(7.28)%	4,002	(1,421)	—		—	—	—	8,818	3,773	5,045	133.71%
Hotel Net Operating Income (2)	6,839	6,895	(56)	(0.81)%	—	—	—		—	—	—	6,839	6,895	(56)	(0.81)%
Net Operating Income (Loss)	$860,975	$794,629	$66,346	8.35%	$42,018	$3,218	$(885)		$3,061	$(92)	$7,229	$902,016	$808,137	$93,879	11.62%
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

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 58. Residential Net Operating Income for the six months ended June 30, 2019 and 2018 is comprised of Residential Revenue of $16,714 and $8,958, less Residential Expenses of $7,896 and $5,185, respectively. Hotel Net Operating Income for the six months ended June 30, 2019 and 2018 is comprised of Hotel Revenue of $23,782 and $23,709 less Hotel Expenses of $16,943 and $16,814, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $77.4 million for the six months ended June 30, 2019 compared to 2018. The increase was primarily the result of increases in revenue from our leases and the reclassification of service income from tenants and other income of approximately $67.9 million and $9.5 million, respectively. Lease revenue from our leases increased approximately $67.9 million as a result of our average revenue per square foot increasing by approximately $2.89, which contributed approximately $45.7 million, and an approximately $22.2 million increase due to our average occupancy increasing from 92.4% to 94.1%.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants, overtime HVAC, late fees and other items) that were reclassified on a prospective basis from the Development and Management Services revenue and Parking and Other Income line items of our Consolidated Statements of Operations. As a result, Lease revenue increased by approximately $9.5 million and Development and Management Services revenue and Parking and Other Income decreased by approximately $5.8 million and $3.7 million, respectively, for the six months ended June 30, 2019 (See Note 4 to the Consolidated Financial Statements).
Termination Income
Termination income increased by approximately $11.0 million for the six months ended June 30, 2019 compared to 2018.
Termination income for the six months ended June 30, 2019 related to 20 tenants across the Same Property Portfolio and totaled approximately $12.0 million, of which approximately $6.8 million is from two tenants that terminated leases early at 399 Park Avenue in New York City.
Termination income for the six months ended June 30, 2018 related to 16 tenants across the Same Property Portfolio and totaled approximately $1.0 million.
Parking and Other Income
Parking and other income decreased by approximately $1.8 million for the six months ended June 30, 2019 compared to 2018, which was primarily due to the reclassification of approximately $3.7 million of certain nonlease components resulting from the adoption of ASU 2016-02, described above (See Note 4 to the Consolidated Financial Statements). Excluding this reclassification, parking and other income increased by approximately $1.9 million.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $19.9 million, or 4.4%, for the six months ended June 30, 2019 compared to 2018 due primarily to increases in (1) real estate taxes of approximately $14.1 million, or 6.3%, (2) repairs and maintenance of approximately $3.8 million, or 5.3%, and (3) other real estate operating expenses of approximately $2.0 million, or 1.3%. The increase in real estate taxes and repairs and maintenance were primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2018 through June 30, 2019. Rental revenue and real estate operating expenses increased by approximately $61.6 million and $22.8 million, respectively, for the six months ended June 30, 2019 compared to 2018, as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
Office
191 Spring Street	Fourth Quarter, 2017	Fourth Quarter, 2018	170,997	$3,761	$1,850	$1,911	$975	$852	$123
Salesforce Tower	Fourth Quarter, 2017	Fourth Quarter, 2018	1,420,682	61,000	9,227	51,773	25,770	5,586	20,184
Total Office			1,591,679	64,761	11,077	53,684	26,745	6,438	20,307

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,783	5,023	567	4,456	3,120	1,837	1,283
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	3,521	43	3,478	1,422	194	1,228
Total Residential			684,500	8,544	610	7,934	4,542	2,031	2,511
			2,276,179	$73,305	$11,687	$61,618	$31,287	$8,469	$22,818
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2018 and June 30, 2019. Rental revenue decreased by approximately $3.6 million and real estate operating expenses increased by approximately $0.3 million for the six months ended June 30, 2019 compared to 2018, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2019	2018	Change	2019	2018	Change
			(dollars in thousands)
One Five Nine East 53rd Street	August 19, 2016	220,000	$1,862	$1,715	$147	$954	$782	$172
325 Main Street (1)	May 9, 2019	115,000	(753)	3,031	(3,784)	1,040	903	137
		335,000	$1,109	$4,746	$(3,637)	$1,994	$1,685	$309
___________

(1)
Rental revenue for the six months ended June 30, 2019 includes the acceleration and write-off of straight-line rent associated with the early termination of a lease at that building. Real estate operating expenses for the six months ended June 30, 2019 includes approximately $0.4 million of demolition costs.

Table of Content

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2018 and June 30, 2019. Rental revenue and real estate operating expenses decreased by approximately $13.2 million and $5.9 million, respectively, for the six months ended June 30, 2019 compared to 2018, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
500 E Street, S.W.	January 9, 2018	Office	262,000	$—	$270	$(270)	$—	$129	$(129)
91 Hartwell Avenue	May 24, 2018	Office	119,000	—	1,224	(1,224)	—	654	(654)
Quorum Office Park	September 27, 2018	Office	268,000	—	2,273	(2,273)	—	1,226	(1,226)
1333 New Hampshire Avenue (1)	November 30, 2018	Office	315,000	—	7,941	(7,941)	—	2,890	(2,890)
Tower Oaks	December 20, 2018	Land	N/A	—	170	(170)	—	108	(108)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	159	1,359	(1,200)	189	973	(784)
One Tower Center	June 3, 2019	Office	410,000	2,100	2,237	(137)	2,080	2,169	(89)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	82	96	(14)
			1,617,000	$2,259	$15,474	$(13,215)	$2,351	$8,245	$(5,894)
___________

(1)	Rental revenue includes approximately $1.1 million of termination income for the six months ended June 30, 2018.
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.4 million for the six months ended June 30, 2019 compared to 2018.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the six months ended June 30, 2019 and 2018.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average Monthly Rental Rate (1)	$4,457	$4,177	6.7%	$2,379	$2,384	(0.2)%
Average Rental Rate Per Occupied Square Foot	$4.89	$4.65	5.2%	$2.60	$2.63	(1.1)%
Average Physical Occupancy (2)	94.8%	92.3%	2.7%	92.3%	95.5%	(3.4)%
Average Economic Occupancy (3)	95.2%	91.5%	4.0%	91.5%	94.3%	(3.0)%
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

Table of Content

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.1 million for the six months ended June 30, 2019 compared to 2018.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2019 and 2018.

	2019	2018	Percentage Change
Occupancy	84.7%	85.7%	(1.2)%
Average daily rate	$272.65	$271.36	0.5%
Revenue per available room, REVPAR	$230.97	$232.57	(0.7)%
Other Operating Income and Expense Items
Development and Management Services
Development and management services revenue increased by an aggregate of approximately $1.6 million for the six months ended June 30, 2019 compared to 2018. Development revenue increased by approximately $4.6 million while management services revenue decreased by approximately $3.0 million. The increase in development revenue is primarily related to an increase in development fees earned from our Washington, DC region and an increase in fees associated with tenant improvement projects in our Boston region.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants) that were reclassified on a prospective basis from this line item of our Consolidated Statements of Operations to Lease revenue. For the six months ended June 30, 2018, management service revenue included $5.2 million of service income from tenants. Excluding this reclassification, management services revenue would have increased by approximately $2.2 million due primarily to property and asset management fees we earned from our Santa Monica Business Park unconsolidated joint venture, which we acquired on July 19, 2018.
General and Administrative Expense
General and administrative expense increased by approximately $12.5 million for the six months ended June 30, 2019 compared to 2018 primarily due to compensation expense and other general and administrative expenses increasing by approximately $11.3 million and $1.2 million, respectively. The increase in compensation expense was related to (1) an approximately $4.7 million increase related to a decrease in capitalized wages, which includes the effect of no longer being able to capitalize internal and external legal costs and internal leasing wages, (2) an approximately $3.7 million increase in the value of our deferred compensation plan and (3) an approximately $2.9 million increase related to other compensation expenses. The decrease in capitalized wages is shown as an increase to general and administrative expense as some of these costs are capitalized and included in real estate assets on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to an increase in professional fees and taxes.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and they are amortized over the useful lives of the applicable asset or lease term. On January 1, 2019, we adopted ASU 2016-02 and therefore, as a lessor, we can only capitalize incremental direct leasing costs. As a result, we are no longer able to capitalize internal and external legal costs and internal leasing wages; instead, we are required to expense these and other non-incremental costs as incurred (See Note 4 to the Consolidated Financial Statements).
Capitalized wages for the six months ended June 30, 2019 and 2018 were approximately $5.5 million and $9.3 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.4 million for the six months ended June 30, 2019 compared to 2018. The increase was primarily related to the disposition of assets and costs related to the potential formation of new and pending joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.

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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $19.8 million for the six months ended June 30, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the six months ended June 30,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$308,333	$312,760	$(4,427)
Properties Placed in-Service Portfolio	21,633	4,609	17,024
Properties in Development or Redevelopment Portfolio (1)	10,963	473	10,490
Properties Sold Portfolio	1,076	4,372	(3,296)
	$342,005	$322,214	$19,791
___________

(1)
On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements). As a result, during the six months ended June 30, 2019, we recorded approximately $9.9 million of accelerated depreciation expense for the demolition of the building, of which approximately $0.4 million related to the step-up of real estate assets.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $19.6 million for the six months ended June 30, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the six months ended June 30,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$304,588	$308,873	$(4,285)
Properties Placed in-Service Portfolio	21,633	4,609	17,024
Properties in Development or Redevelopment Portfolio (1)	10,584	473	10,111
Properties Sold Portfolio	1,076	4,372	(3,296)
	$337,881	$318,327	$19,554
___________

(1)
On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements). As a result, during the six months ended June 30, 2019, we recorded approximately $9.5 million of accelerated depreciation expense for the demolition of the building.

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

Table of Content

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures increased by approximately $46.9 million for the six months ended June 30, 2019 compared to 2018 due primarily to our share of the gain on sale of real estate from the sale of 540 Madison Avenue.
On June 27, 2019, a joint venture in which we have a 60% interest completed the sale of its 540 Madison Avenue property located in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. Net cash proceeds totaled approximately $178.7 million, of which our share was approximately $107.1 million, after the payment of transaction costs. We recognized a gain on sale of real estate totaling approximately $47.8 million (See Note 5 to the Consolidated Financial Statements).
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
Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $113.9 million for the six months ended June 30, 2019 compared to 2018, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	(Losses) Gains on Sale of Real Estate
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.5
				$64.7	$61.8	$1.1	(1)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$96.4
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.5
				$140.8	$137.8	$111.9	(2)
___________

(1)	Excludes approximately $0.3 million of losses on sales of real estate recognized during the six months ended June 30, 2019 related to loss amounts from sales of real estate occurring in prior years.

(2)	Excludes approximately $2.8 million of gains on sales of real estate recognized during the six months ended June 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

Table of Content

Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $116.7 million for the six months ended June 30, 2019 compared to 2018, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	(Losses) Gains on Sale of Real Estate
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.6
				$64.7	$61.8	$1.2	(1)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$98.9
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.9
				$140.8	$137.8	$114.8	(2)
___________

(1)	Excludes approximately $0.3 million of losses on sales of real estate recognized during the six months ended June 30, 2019 related to loss amounts from sales of real estate occurring in prior years.

(2)	Excludes approximately $2.8 million of gains on sales of real estate recognized during the six months ended June 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

Interest and Other Income
Interest and other income increased by approximately $3.1 million for the six months ended June 30, 2019 compared to 2018 due primarily to an increase in interest rates.
Gains from Investments in Securities
Gains from investments in securities for the six months ended June 30, 2019 and 2018 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under our deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2019 and 2018, we recognized gains of approximately $4.1 million and $0.4 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $4.1 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively, as a result of an increase in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Impairment Loss
An impairment loss may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.

Table of Content

At March 31, 2019, we evaluated the expected hold period of our One Tower Center property and, based on a shorter-than-expected hold period, we reduced the carrying value of the property to our estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million (See Note 3 to the Consolidated Financial Statements). On June 3, 2019, we completed the sale of the property. One Tower Center is an approximately 410,000 net rentable square foot Class A office property located in East Brunswick, New Jersey.
Interest Expense
Interest expense increased by approximately $20.9 million for the six months ended June 30, 2019 compared to 2018, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2019 compared to June 30, 2018
(in thousands)
Increases to interest expense due to:
Issuance of $1 billion in aggregate principal of 4.500% senior notes due 2028 on November 28, 2018	$22,643
Decrease in capitalized interest related to development projects	11,967
Utilization of the 2017 Credit Facility	6,471
Increase in interest due to finance leases	2,037
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	804
Total increases to interest expense	43,922
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.875% senior notes due 2019 on December 13, 2018	(20,591)
Increase in capitalized interest related to development projects that had finance leases	(2,037)
Other interest expense (excluding senior notes)	(352)
Total decreases to interest expense	(22,980)
Total change in interest expense	$20,942

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2019 and 2018 was approximately $25.1 million and $35.0 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2019, our outstanding variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit facility (the “2017 Credit Facility”), which consists of the $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) and the $1.5 billion revolving line of credit (the “Revolving Facility”). The Delayed Draw Facility had $500.0 million outstanding at June 30, 2019. At June 30, 2019, the Revolving Facility did not have any borrowings outstanding. For a summary of our consolidated debt as of June 30, 2019 and June 30, 2018 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $4.7 million for the six months ended June 30, 2019 compared to 2018, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2019	2018	Change
	(in thousands)
Salesforce Tower (1)	$116	$(306)	$422
767 Fifth Avenue (the General Motors Building)	2,371	446	1,925
Times Square Tower	13,920	13,626	294
601 Lexington Avenue	9,535	10,187	(652)
100 Federal Street (2)	5,684	3,025	2,659
Atlantic Wharf Office	4,686	4,656	30
	$36,312	$31,634	$4,678
___________

(1)	On April 1, 2019, we acquired our partner’s 5% interest. See Note 8 to the Consolidated Financial Statements.

(2)	The increase was primarily due to an increase in lease revenue from our tenants.
Noncontrolling interest - Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership decreased by approximately $4.7 million for the six months ended June 30, 2019 compared to 2018 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2018, partially offset by an increase in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended June 30, 2019 and 2018
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $35.6 million and $39.8 million for the three months ended June 30, 2019 compared to 2018, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended June 30, 2019 and 2018. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 58.

Table of Content

Boston Properties, Inc.

	Three months ended June 30,
	2019	2018	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$164,318	$128,681	$35,637	27.69%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	166,943	131,306	35,637	27.14%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	19,036	14,859	4,177	28.11%
Noncontrolling interests in property partnerships	17,482	14,400	3,082	21.40%
Net Income	203,461	160,565	42,896	26.72%
Other Expenses:
Add:
Interest expense	102,357	92,204	10,153	11.01%
Other Income:
Less:
Gains from investments in securities	1,165	505	660	130.69%
Interest and other income	3,615	2,579	1,036	40.17%
Gains on sales of real estate	1,686	18,292	(16,606)	(90.78)%
Income from unconsolidated joint ventures	47,964	769	47,195	6,137.19%
Other Expenses:
Add:
Depreciation and amortization expense	177,411	156,417	20,994	13.42%
Transaction costs	417	474	(57)	(12.03)%
Payroll and related costs from management services contracts	2,403	1,970	433	21.98%
General and administrative expense	35,071	28,468	6,603	23.19%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,403	1,970	433	21.98%
Development and management services revenue	9,986	9,305	681	7.32%
Net Operating Income	$454,301	$406,678	$47,623	11.71%

Table of Content

Boston Properties Limited Partnership

	Three months ended June 30,
	2019	2018	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$185,715	$145,961	$39,754	27.24%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	188,340	148,586	39,754	26.75%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	17,482	14,400	3,082	21.40%
Net Income	205,822	162,986	42,836	26.28%
Other Expenses:
Add:
Interest expense	102,357	92,204	10,153	11.01%
Less:
Gains from investments in securities	1,165	505	660	130.69%
Interest and other income	3,615	2,579	1,036	40.17%
Gains on sales of real estate	1,835	18,770	(16,935)	(90.22)%
Income from unconsolidated joint ventures	47,964	769	47,195	6,137.19%
Other Expenses:
Add:
Depreciation and amortization expense	175,199	154,474	20,725	13.42%
Transaction costs	417	474	(57)	(12.03)%
Payroll and related costs from management services contracts	2,403	1,970	433	21.98%
General and administrative expense	35,071	28,468	6,603	23.19%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,403	1,970	433	21.98%
Development and management services revenue	9,986	9,305	681	7.32%
Net Operating Income	$454,301	$406,678	$47,623	11.71%

Comparison of the three months ended June 30, 2019 to the three months ended June 30, 2018.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 142 properties totaling approximately 38.3 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to April 1, 2018 and owned and in-service through June 30, 2019. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after April 1, 2018 or disposed of on or prior to June 30, 2019. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2019 and 2018 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold. There were no properties acquired between April 1, 2018 and June 30, 2019.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2019	2018	Increase/(Decrease)	% Change	2019	2018	2019	2018	2019	2018	2019	2018	Increase/(Decrease)	% Change
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$632,037	$590,190	$41,847	7.09%	$34,492	$7,134	$(1,070)	$2,331	$886	$6,668	$666,345	$606,323	$60,022	9.90%
Termination Income	4,910	186	4,724	2,539.78%	—	—	—	—	—	532	4,910	718	4,192	583.84%
Lease Revenue	636,947	590,376	46,571	7.89%	34,492	7,134	(1,070)	2,331	886	7,200	671,255	607,041	64,214	10.58%
Parking and Other Income	25,670	26,304	(634)	(2.41)%	469	210	106	19	9	229	26,254	26,762	(508)	(1.90)%
Total Rental Revenue (1)	662,617	616,680	45,937	7.45%	34,961	7,344	(964)	2,350	895	7,429	697,509	633,803	63,706	10.05%
Real Estate Operating Expenses	238,262	226,141	12,121	5.36%	13,702	3,875	942	830	943	4,031	253,849	234,877	18,972	8.08%
Net Operating Income (Loss), excluding residential and hotel	424,355	390,539	33,816	8.66%	21,259	3,469	(1,906)	1,520	(48)	3,398	443,660	398,926	44,734	11.21%
Residential Net Operating Income (Loss) (2)	2,466	2,702	(236)	(8.73)%	2,411	(816)	—	—	—	—	4,877	1,886	2,991	158.59%
Hotel Net Operating Income (2)	5,764	5,866	(102)	(1.74)%	—	—	—	—	—	—	5,764	5,866	(102)	(1.74)%
Net Operating Income (Loss)	$432,585	$399,107	$33,478	8.39%	$23,670	$2,653	$(1,906)	$1,520	$(48)	$3,398	$454,301	$406,678	$47,623	11.71%
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

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 58. Residential Net Operating Income for the three months ended June 30, 2019 and 2018 is comprised of Residential Revenue of $8,999 and $4,799, less Residential Expenses of $4,122 and $2,913, respectively. Hotel Net Operating Income for the three months ended June 30, 2019 and 2018 is comprised of Hotel Revenue of $14,844 and $14,607 less Hotel Expenses of $9,080 and $8,741, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $41.8 million for the three months ended June 30, 2019 compared to 2018. The increase was primarily the result of increases in revenue from our leases and the reclassification of service income from tenants and other income of approximately $37.2 million and $4.6 million, respectively. Lease revenue from our leases increased approximately $37.2 million as a result of our average revenue per square foot increasing by approximately $2.92, which contributed approximately $23.6 million, and an approximately $13.6 million increase due to our average occupancy increasing from 92.3% to 94.5%.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants, overtime HVAC, late fees and other items) that were reclassified on a prospective basis from the Development and Management Services revenue and Parking and Other Income line items of our Consolidated Statements of Operations. As a result, Lease revenue increased by approximately $4.6 million and Development and Management Services revenue and Parking and Other Income decreased by approximately $2.8 million and $1.8 million, respectively, for the three months ended June 30, 2019 (See Note 4 to the Consolidated Financial Statements).
Termination Income
Termination income increased by approximately $4.7 million for the three months ended June 30, 2019 compared to 2018.
Termination income for the three months ended June 30, 2019 related to 11 tenants across the Same Property Portfolio and totaled approximately $4.9 million, of which approximately $2.0 million is from a tenant that terminated a lease early at 399 Park Avenue in New York City.
Termination income for the three months ended June 30, 2018 related to four tenants across the Same Property Portfolio and totaled approximately $0.2 million.
Parking and Other Income
Parking and other income decreased by approximately $0.6 million for the three months ended June 30, 2019 compared to 2018, which was primarily due to the reclassification of approximately $1.8 million of certain nonlease components resulting from the adoption of ASU 2016-02, described above (See Note 4 to the Consolidated Financial Statements). Excluding this reclassification, parking and other income increased by approximately $1.2 million.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $12.1 million, or 5.4%, for the three months ended June 30, 2019 compared to 2018 due primarily to increases in (1) real estate taxes of approximately $7.9 million, or 7.1%, (2) repairs and maintenance of approximately $2.1 million, or 5.6% and (3) other real estate operating expenses of approximately $2.1 million, or 2.7%. The increase in real estate taxes and repairs and maintenance were primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from April 1, 2018 through June 30, 2019. Rental revenue and real estate operating expenses increased by approximately $31.9 million and $10.9 million, respectively, for the three months ended June 30, 2019 compared to 2018, as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
Office
191 Spring Street	Fourth Quarter, 2017	Fourth Quarter, 2018	170,997	$1,938	$923	$1,015	$384	$464	$(80)
Salesforce Tower	Fourth Quarter, 2017	Fourth Quarter, 2018	1,420,682	33,023	6,421	26,602	13,318	3,411	9,907
Total Office			1,591,679	34,961	7,344	27,617	13,702	3,875	9,827

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,783	2,805	486	2,319	1,643	1,151	492
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	2,011	43	1,968	762	194	568
Total Residential			684,500	4,816	529	4,287	2,405	1,345	1,060
			2,276,179	$39,777	$7,873	$31,904	$16,107	$5,220	$10,887
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between April 1, 2018 and June 30, 2019. Rental revenue decreased by approximately $3.3 million and real estate operating expenses increased by approximately $0.1 million, respectively, for the three months ended June 30, 2019 compared to 2018, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2019	2018	Change	2019	2018	Change
			(dollars in thousands)
One Five Nine East 53rd Street	August 19, 2016	220,000	$989	$852	$137	$395	$388	$7
325 Main Street (1)	May 9, 2019	115,000	(1,953)	1,498	(3,451)	547	442	105
		335,000	$(964)	$2,350	$(3,314)	$942	$830	$112
___________

(1)
Rental revenue for the three months ended June 30, 2019 includes the acceleration and write-off of straight-line rent associated with the early termination of a lease at that building. Real estate operating expenses for the three months ended June 30, 2019 includes approximately $0.4 million of demolition costs.

Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2018 and June 30, 2019. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $6.5 million and $3.1 million, respectively, for the three months ended June 30, 2019 compared to 2018, as detailed below.

Table of Content

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
91 Hartwell Avenue	May 24, 2018	Office	119,000	$—	$461	$(461)	$—	$271	$(271)
Quorum Office Park	September 27, 2018	Office	268,000	—	1,176	(1,176)	—	669	(669)
1333 New Hampshire Avenue (1)	November 30, 2018	Office	315,000	—	3,932	(3,932)	—	1,429	(1,429)
Tower Oaks	December 20, 2018	Land	N/A	—	64	(64)	—	54	(54)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	—	681	(681)	—	472	(472)
One Tower Center	June 3, 2019	Office	410,000	895	1,115	(220)	904	1,092	(188)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	39	44	(5)
			1,355,000	$895	$7,429	$(6,534)	$943	$4,031	$(3,088)
___________

(1)	Rental revenue includes approximately $0.5 million of termination income for the three months ended June 30, 2018.

Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.2 million for the three months ended June 30, 2019 compared to 2018.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the three months ended June 30, 2019 and 2018.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average Monthly Rental Rate (1)	$4,481	$4,237	5.8%	$2,405	$2,421	(0.7)%
Average Rental Rate Per Occupied Square Foot	$4.92	$4.69	4.9%	$2.63	$2.68	(1.9)%
Average Physical Occupancy (2)	95.0%	92.3%	2.9%	94.2%	97.0%	(2.9)%
Average Economic Occupancy (3)	95.4%	91.9%	3.8%	93.8%	95.6%	(1.9)%
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

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.1 million for the three months ended June 30, 2019 compared to 2018.

Table of Content

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2019 and 2018.

	2019	2018	Percentage Change
Occupancy	89.1%	90.3%	(1.3)%
Average daily rate	$318.28	$317.95	0.1%
Revenue per available room, REVPAR	$283.73	$287.20	(1.2)%
Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by an aggregate of approximately $0.7 million for the three months ended June 30, 2019 compared to 2018. Development revenue increased by approximately $2.7 million while management services revenue decreased by approximately $2.0 million. The increase in development revenue is primarily related to an increase in development fees earned from our Washington, DC and New York regions.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants) that were reclassified on a prospective basis from this line item of our Consolidated Statements of Operations to Lease revenue. For the three months ended June 30, 2018, management service revenue included $2.6 million of service income from tenants. Excluding this reclassification, management services revenue would have increased by approximately $0.6 million due primarily to property and asset management fees we earned from our Santa Monica Business Park unconsolidated joint venture, which we acquired on July 19, 2018.
General and Administrative Expense
General and administrative expense increased by approximately $6.6 million for the three months ended June 30, 2019 compared to 2018 due to compensation expense and other general and administrative expenses increasing by approximately $5.9 million and $0.7 million, respectively. The increase in compensation expense was related to (1) an approximately $2.6 million increase related to a decrease in capitalized wages, which includes the effect of no longer being able to capitalize internal and external legal costs and internal leasing wages, (2) an approximately $1.2 million difference between the unrecognized expense remaining from the 2015-2018 MYLTIP Units compared to the expense that was recognized for the newly issued 2019 MYLTIP Units, (3) an approximately $0.7 million increase in the value of the deferred compensation plan and (4) an approximately $1.4 million increase related to other compensation expenses. The decrease in capitalized wages is shown as an increase to general and administrative expense as some of these costs are capitalized and included in real estate assets on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to an increase in professional fees and taxes.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and they are amortized over the useful lives of the applicable asset or lease term. On January 1, 2019, we adopted ASU 2016-02 and therefore, as a lessor, we can only capitalize incremental direct leasing costs. As a result, we are no longer able to capitalize internal and external legal costs and internal leasing wages; instead, we are required to expense these and other non-incremental costs as incurred (See Note 4 to the Consolidated Financial Statements).
Capitalized wages for the three months ended June 30, 2019 and 2018 were approximately $2.6 million and $4.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.
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

Table of Content

Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $21.0 million for the three months ended June 30, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the three months ended June 30,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$155,531	$150,913	$4,618
Properties Placed in-Service Portfolio	11,006	2,137	8,869
Properties in Development or Redevelopment Portfolio (1)	10,726	236	10,490
Properties Sold Portfolio	148	3,131	(2,983)
	$177,411	$156,417	$20,994
___________

(1)
On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements). As a result, during the three months ended June 30, 2019, we recorded approximately $9.9 million of accelerated depreciation expense for the demolition of the building, of which approximately $0.4 million related to the step-up of real estate assets.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $20.7 million for the three months ended June 30, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the three months ended June 30,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$153,698	$148,970	$4,728
Properties Placed in-Service Portfolio	11,006	2,137	8,869
Properties in Development or Redevelopment Portfolio (1)	10,347	236	10,111
Properties Sold Portfolio	148	3,131	(2,983)
	$175,199	$154,474	$20,725
___________

(1)
On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements). As a result, during the three months ended June 30, 2019, we recorded approximately $9.5 million of accelerated depreciation expense for the demolition of the building.

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
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
Income from unconsolidated joint ventures increased by approximately $47.2 million for the three months ended June 30, 2019 compared to 2018 due primarily to our share of the gain on sale of real estate from the sale of 540 Madison Avenue.

Table of Content

On June 27, 2019, a joint venture in which we have a 60% interest completed the sale of its 540 Madison Avenue property located in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. Net cash proceeds totaled approximately $178.7 million, of which our share was approximately $107.1 million, after the payment of transaction costs. We recognized a gain on sale of real estate totaling approximately $47.8 million (See Note 5 to the Consolidated Financial Statements).
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
Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $16.6 million for the three months ended June 30, 2019 compared to 2018, as detailed below (dollars in millions).

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gains (Losses) on Sale of Real Estate
2019
One Tower Center	June 3, 2019	Office	410,000	$38.0	$36.6	$(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.5
				$42.0	$40.4	$1.7
2018
91 Hartwell Avenue	May 24, 2018	Office	119,000	$22.2	$21.7	$15.5	(1)
___________

(1)	Excludes approximately $2.8 million of gains on sales of real estate recognized during the three months ended June 30, 2018 related to gain amounts from sales of real estate occurring in prior years.
Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $16.9 million for the three months ended June 30, 2019 compared to 2018, as detailed below (dollars in millions).

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gains (Losses) on Sale of Real Estate
2019
One Tower Center	June 3, 2019	Office	410,000	$38.0	$36.6	$(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.6
				$42.0	$40.4	$1.8
2018
91 Hartwell Avenue	May 24, 2018	Office	119,000	$22.2	$21.7	$15.9	(1)
___________

(1)	Excludes approximately $2.8 million of gains on sales of real estate recognized during the three months ended June 30, 2018 related to gain amounts from sales of real estate occurring in prior years.
Interest and Other Income
Interest and other income increased by approximately $1.0 million for the three months ended June 30, 2019 compared to 2018 due primarily to an increase in interest rates.

Table of Content

Gains from Investments in Securities
Gains from investments in securities for the three months ended June 30, 2019 and 2018 related to investments that we have made to reduce our market risk relating to a deferred compensation plan that we maintain for BXP’s officers. Under this deferred compensation plan, each officer who is eligible to participate is permitted to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. In order to reduce our market risk relating to this plan, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer. This enables us to generally match our liabilities to BXP’s officers under our deferred compensation plan with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2019 and 2018, we recognized gains of approximately $1.2 million and $0.5 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.2 million and $0.5 million during the three months ended June 30, 2019 and 2018, respectively, as a result of increases in our liability under our deferred compensation plan that were associated with the performance of the specific investments selected by officers of BXP participating in the plan.
Interest Expense
Interest expense increased by approximately $10.2 million for the three months ended June 30, 2019 compared to 2018, as detailed below.

Component	Change in interest expense for the three months ended June 30, 2019 compared to June 30, 2018
(in thousands)
Increases to interest expense due to:
Issuance of $1 billion in aggregate principal of 4.500% senior notes due 2028 on November 28, 2018	$11,322
Decrease in capitalized interest related to development projects	5,485
Utilization of the 2017 Credit Facility	3,013
Increase in interest due to finance leases	1,120
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	804
Total increases to interest expense	21,744
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.875% senior notes due 2019 on December 13, 2018	(10,296)
Increase in capitalized interest related to development projects that had finance leases	(1,120)
Other interest expense (excluding senior notes)	(175)
Total decreases to interest expense	(11,591)
Total change in interest expense	$10,153
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended June 30, 2019 and 2018 was approximately $13.3 million and $17.6 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2019, our outstanding variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility which consists of the $500.0 million Delayed Draw Facility and the $1.5 billion Revolving Facility. The Delayed Draw Facility had $500.0 million outstanding at June 30, 2019. At June 30, 2019, the Revolving Facility did not have any borrowings outstanding. For a summary of our consolidated debt as of June 30, 2019 and June 30, 2018 refer to

Table of Content

the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $3.1 million for the three months ended June 30, 2019 compared to 2018, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2019	2018	Change
	(in thousands)
Salesforce Tower (1)	$—	$(142)	$142
767 Fifth Avenue (the General Motors Building)	73	(16)	89
Times Square Tower	7,028	6,725	303
601 Lexington Avenue	4,871	3,860	1,011
100 Federal Street (2)	3,129	1,627	1,502
Atlantic Wharf Office	2,381	2,346	35
	$17,482	$14,400	$3,082
___________

(1)	On April 1, 2019, we acquired our partner’s 5% interest. See Note 8 to the Consolidated Financial Statements.

(2)	This increase was primarily due to an increase in lease revenue from our tenants.
Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership increased by approximately $4.2 million for the three months ended June 30, 2019 compared to 2018 due primarily to increases in allocable income and the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

Table of Content

The following table presents information on properties under construction and redevelopment as of June 30, 2019 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 6/30/2019 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
The Hub on Causeway - Podium (50% ownership)	Q4 2019	Boston, MA	1	385,000	$140,749	$141,870	$102,300	$77,980	$—	89%	(6)
145 Broadway	Q4 2019	Cambridge, MA	1	485,000	279,624	366,400	—	—	86,776	98%
17Fifty Presidents Street	Q3 2020	Reston, VA	1	276,000	77,338	142,900	—	—	65,562	100%
20 CityPoint	Q1 2021	Waltham, MA	1	211,000	76,112	97,000	—	—	20,888	63%	(7)
Dock 72 (50% ownership)	Q3 2021	Brooklyn, NY	1	670,000	178,592	243,150	125,000	71,746	11,304	33%
325 Main Street	Q3 2022	Cambridge, MA	1	420,000	59,548	418,400	—	—	358,852	90%
100 Causeway Street (50% ownership)	Q3 2022	Boston, MA	1	627,000	91,697	267,300	—	—	175,603	81%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Q3 2022	Bethesda, MD	1	734,000	75,181	198,900	127,500	—	—	100%
Reston Gateway	Q4 2023	Reston, VA	2	1,062,000	73,532	715,300	—	—	641,768	80%
Total Office Properties under Construction			10	4,870,000	1,052,373	2,591,220	354,800	149,726	1,360,753	80%
Residential
The Hub on Causeway - Residential (440 units) (50% ownership)	Q4 2021	Boston, MA	1	320,000	118,237	153,500	90,000	41,778	—	18%
The Skylyne (MacArthur Station Residences) (402 units)	Q4 2021	Oakland, CA	1	324,000	127,135	263,600	—	—	136,465	N/A	(8)
Total Residential Properties under Construction			2	644,000	245,372	417,100	90,000	41,778	136,465	18%
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	Q3 2020	New York, NY	—	220,000	114,866	150,000	—	—	35,134	96%	(9)
Total Properties under Redevelopment			—	220,000	114,866	150,000	—	—	35,134	96%
Total Properties under Construction and Redevelopment			12	5,734,000	$1,412,611	$3,158,320	$444,800	$191,504	$1,532,352	81%	(10)
___________

(1)	Represents our share.

(2)
Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through June 30, 2019.

(3)	Includes approximately $162.2 million of unpaid but accrued construction costs and leasing commissions.

(4)	Excludes approximately $162.2 million of unpaid but accrued construction costs and leasing commissions.

(5)	Represents percentage leased as of August 2, 2019, including leases with future commencement dates.

(6)	This property is 39% placed in-service as of June 30, 2019.

(7)	This property is 2% placed in-service as of June 30, 2019.

(8)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(9)	The low-rise portion of 601 Lexington Avenue.

(10)	Percentage leased excludes residential units.

Table of Content

Lease revenue (which includes recoveries from tenants), other income from operations, available cash balances, mortgage financings and draws on BPLP’s Revolving Facility are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe our revenue, together with our cash balances and proceeds from financing activities, will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.
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
Our primary uses of capital will be the completion of our current and committed development and redevelopment projects. As of June 30, 2019, our share of the remaining development and redevelopment costs that we expect to fund through 2023 is approximately $1.5 billion. In addition, in the third quarter of 2019, we executed a 75-year ground lease for land parcels at 2100 Pennsylvania Avenue located in Washington, DC and, as we had previously secured an anchor tenant, we commenced development of an approximately 480,000 net rentable square foot project with an estimated total investment of approximately $360 million.
As of August 2, 2019, we have approximately $825 million of cash and cash equivalents, of which approximately $93 million is attributable to our consolidated joint venture partners, and approximately $1.5 billion available under BPLP’s Revolving Facility. We believe that our strong liquidity, including the availability under BPLP’s Revolving Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects, fund pending new developments and still be able to act opportunistically on attractive investment opportunities. During the second quarter of 2019, we enhanced our liquidity by (1) issuing $850 million of 3.400% unsecured senior notes due in 2029, generating approximately $841.3 million of net proceeds after issuance costs, (2) selling three assets, generating net proceeds to us of approximately $147.5 million and (3) a joint venture, in which we have a 50% interest, obtaining construction financing with a total commitment of $255.0 million collateralized by its 7750 Wisconsin Avenue development project located in Bethesda, Maryland. Excluding our unconsolidated joint venture assets, we have no debt maturing in 2019.
We have not sold any shares under BXP’s $600.0 million at the market (ATM) program.
We may seek to enhance our liquidity to provide sufficient capacity to meet our debt obligations and to fund our remaining capital requirements on existing development/redevelopment projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. Depending on interest rates and overall conditions in the debt markets, we may decide to access the debt markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds, which would increase our net interest expense and be dilutive to our earnings.
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
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by BXP’s or our Board of Directors will not differ materially.

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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.2 billion and $727.1 million at June 30, 2019 and 2018, respectively, representing an increase of approximately $435.9 million. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$565,604	$560,846	$4,758
Net cash used in investing activities	(327,952)	(485,801)	157,849
Net cash provided by financing activities	286,081	146,646	139,435
Our principal source of cash flow is related to the operation of our properties. The average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 7.9 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties, secured and unsecured borrowings, and equity offerings of BXP.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2019 consisted primarily of the acquisition of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sales of real estate and capital distributions from unconsolidated joint ventures. Cash used in investing activities for the six months ended June 30, 2018 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from sales of real estate, as detailed below:

Table of Content

	Six months ended June 30,
	2019	2018
	(in thousands)
Acquisition of real estate (1)	$(43,061)	$—
Construction in progress (2)	(203,259)	(380,565)
Building and other capital improvements	(79,943)	(96,730)
Tenant improvements	(115,940)	(83,982)
Proceeds from sales of real estate (3)	60,398	141,249
Capital contributions to unconsolidated joint ventures (4)	(50,068)	(65,250)
Capital distributions from unconsolidated joint ventures (5)	105,000	—
Investments in securities, net	(1,079)	(523)
Net cash used in investing activities	$(327,952)	$(485,801)
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

(2)
Construction in progress for the six months ended June 30, 2019 includes ongoing expenditures associated with Salesforce Tower, which was placed in-service during the year ended December 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, Reston Gateway, The Skylyne (MacArthur Station Residences) and 325 Main Street.

Construction in progress for the six months ended June 30, 2018 includes ongoing expenditures associated with 191 Spring Street, Salesforce Tower, Signature at Reston and Proto Kendall Square, which were partially or fully placed in-service during the six months ended June 30, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, 6595 Springfield Center Drive and The Skylyne (MacArthur Station Residences) projects.

(3)
On January 24, 2019, we completed the sale of our 2600 Tower Oaks Boulevard property located in Rockville, Maryland for a gross sale price of approximately $22.7 million. Net cash proceeds totaled approximately $21.4 million, resulting in a loss on sale of real estate totaling approximately $0.6 million. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property.

On June 3, 2019, we completed the sale of our One Tower Center property located in East Brunswick, New Jersey for a gross sale price of $38.0 million. Net cash proceeds totaled approximately $36.6 million, resulting in a loss on sale of real estate totaling approximately $0.8 million. One Tower Center is an approximately 410,000 net rentable Class A office property.
On June 28, 2019, we completed the sale of our 164 Lexington Road property located in Billerica, Massachusetts for a gross sale price of $4.0 million. Net cash proceeds totaled approximately $3.8 million, resulting in a gain on sale of real estate totaling approximately $2.5 million for BXP and approximately $2.6 million for BPLP. 164 Lexington Road is an approximately 64,000 net rentable square foot Class A office property.
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

Table of Content

BXP and approximately $15.9 million for BPLP. 91 Hartwell Avenue is an approximately 119,000 net rentable square foot Class A office property.

(4)
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2019 consisted primarily of cash contributions of approximately $36.2 million and $8.6 million to our Hub on Causeway and Dock 72 joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2018 consisted primarily of cash contributions of approximately $46.5 million and $17.2 million to our 7750 Wisconsin Avenue and Hub on Causeway joint ventures, respectively.

(5)
Capital distributions from unconsolidated joint ventures for the six months ended June 30, 2019 consisted of a cash distribution totaling approximately $105.0 million from our 540 Madison Avenue joint venture resulting from the net proceeds from the sale of the property.

Cash provided by financing activities for the six months ended June 30, 2019 totaled approximately $286.1 million. This consisted primarily of the proceeds from the issuance by BPLP of $850.0 million in aggregate principal amount of its 3.400% senior unsecured notes due 2029, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders and the acquisition of our partner's 5% ownership interest and promoted profits interest in the consolidated entity that owns Salesforce Tower located in San Francisco, California. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	June 30, 2019
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,563	154,563	$19,938,627
Common Operating Partnership Units	18,017	18,017	2,324,193	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (callable on and after March 27, 2018)	80	—	200,000
Total Equity		172,580	$22,462,820

Consolidated Debt			$11,846,241
Add:
BXP’s share of unconsolidated joint venture debt (3)			865,894
Subtract:
Partners’ share of Consolidated Debt (4)			(1,202,353)
BXP’s Share of Debt			$11,509,782

Consolidated Market Capitalization			$34,309,061
BXP’s Share of Market Capitalization			$33,972,602
Consolidated Debt/Consolidated Market Capitalization			34.53%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			33.88%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500.00 per share, values are based on the closing price per share of BXP’s Common Stock on June 28, 2019 of $129.00.

(2)
Includes long-term incentive plan units (including 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units), but excludes MYLTIP Units granted between 2017 and 2019.

(3)	See page 90 for additional information.

(4)	See page 89 for additional information.

Table of Content

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on June 28, 2019, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2017, 2018 and 2019 MYLTIP Units are not included in this calculation as of June 30, 2019.
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

Table of Content

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
Debt Financing
As of June 30, 2019, we had approximately $11.8 billion of outstanding consolidated indebtedness, representing approximately 34.53% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $8.4 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.99% per annum and maturities in 2020 through 2029; (2) $3.0 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.94% per annum and weighted-average term of 6.7 years and (3) $498.7 million (net of deferred financing fees) outstanding under BPLP’s 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan as well as Consolidated Debt Financing Statistics at June 30, 2019 and June 30, 2018.

Table of Content

	June 30,
	2019	2018
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,956,833	$2,972,052
Unsecured senior notes, net of discount	8,390,708	7,251,578
Unsecured line of credit	—	—
Unsecured term loan, net	498,700	498,248
Consolidated Debt	11,846,241	10,721,878
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	865,894	648,935
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,202,353)	(1,207,123)
BXP’s Share of Debt	$11,509,782	$10,163,690

	June 30,
	2019	2018
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	95.79%	95.35%
Variable rate	4.21%	4.65%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.98%	4.09%
Variable rate	3.43%	2.98%
Total	3.95%	4.04%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.87%	3.98%
Variable rate	3.34%	2.88%
Total	3.85%	3.93%
Weighted-average maturity at end of period (in years):
Fixed rate	5.9	5.9
Variable rate	2.8	3.8
Total	5.8	5.8
_______________

(1)	See page 90 for additional information.

(2)	See page 89 for additional information.
Credit Facility
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permits BPLP to draw until the first anniversary of the closing date. Based on BPLP’s June 30, 2019 credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 82.5 basis points and 90 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.125% per annum.
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP’s June 30, 2019 rating and matures on April 24, 2022.

Table of Content

As of June 30, 2019, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $0.2 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility. As off August 2, 2019, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $3.2 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility.
Unsecured Senior Notes, Net
For a description of BPLP’s outstanding unsecured senior notes as of June 30, 2019, See Note 6 to the Consolidated Financial Statements.
On June 21, 2019, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 3.400% unsecured senior notes due 2029. The notes were priced at 99.815% of the principal amount to yield an effective rate (including financing fees) of approximately 3.505% per annum to maturity. The notes will mature on June 21, 2029, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.3 million after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2019, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2019:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$28,205	$(127)	$28,078	N/A		January 15, 2021
University Place	6.94%	6.99%	4,630	(26)	4,604	N/A		August 1, 2021
			32,835	(153)	32,682	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(27,719)	2,272,281	$909,011	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	652,790	(920)	651,870	293,342	(5)	April 10, 2022
			2,952,790	(28,639)	2,924,151	1,202,353
Total			$2,985,625	$(28,792)	$2,956,833	$1,202,353
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions (if any).

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest. The partners’ share of the carrying amount has been adjusted for basis differentials.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2019, the maximum funding obligation under the guarantee was approximately $79.8 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 7 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Thirteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not

Table of Content

control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At June 30, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.0 billion (of which our proportionate share is approximately $865.9 million). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2019. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(3,179)	$296,821	$163,252	(2)(3)	July 19, 2025
Market Square North	50%	4.85%	4.91%	117,461	(105)	117,356	58,678		October 1, 2020
Annapolis Junction Building Six	50%	4.44%	4.67%	12,806	(40)	12,766	6,383	(4)	November 17, 2020
Annapolis Junction Building Seven and Eight	50%	4.83%	5.11%	35,119	(43)	35,076	17,538	(5)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	38,562	(348)	38,214	19,107		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(834)	549,166	274,583	(2)	August 9, 2027
Dock 72	50%	4.69%	5.83%	143,491	(5,093)	138,398	69,198	(2)(6)	December 18, 2020
The Hub on Causeway - Podium	50%	4.69%	5.16%	155,959	(2,101)	153,858	76,929	(2)(7)	September 6, 2021
The Hub on Causeway - Residential	50%	4.44%	4.72%	83,557	(1,445)	82,112	41,056	(2)(8)	April 19, 2022
7750 Wisconsin Avenue	50%	N/A	N/A	—	—	—	—	(2)(9)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(231)	104,769	31,431	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(983)	224,017	56,004		January 5, 2025
3 Hudson Boulevard	25%	5.95%	6.03%	80,000	(257)	79,743	19,936	(2)(10)	July 13, 2023
Metropolitan Square	20%	5.75%	5.81%	159,077	(83)	158,994	31,799		May 5, 2020
Total				$2,006,032	$(14,742)	$1,991,290	$865,894
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

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

(6)
The construction financing has a borrowing capacity of $250.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020, with two, one-year extension option, subject to certain conditions.

(7)
The construction financing has a borrowing capacity of $204.6 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-

Table of Content

year extension options, subject to certain conditions. In connection with the construction financing, we obtained the right to complete the construction of the garage underneath the project being developed by an affiliate of our joint venture partner and obtain funding from the garage construction lender.  We agreed to guarantee completion of the garage to the construction lender and an affiliate of our partner agreed to reimburse us for our partner’s share of any payments under the guarantee.

(8)
The construction financing has a borrowing capacity of $180.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.

(9)
No amounts have been drawn under the $255.0 million construction facility. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions.

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
Insurance
For information concerning our insurance program, see Note 7 to the Consolidated Financial Statements.
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

Table of Content

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019	2018
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$164,318	$128,681
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of Boston Properties Limited Partnership	19,036	14,859
Noncontrolling interests in property partnerships	17,482	14,400
Net Income	203,461	160,565
Add:
Depreciation and amortization expense	177,411	156,417
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,869)	(18,426)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	14,778	9,312
Corporate-related depreciation and amortization	(412)	(406)
Less:
Gain on sale of real estate included within income from unconsolidated joint ventures	47,757	—
Gains on sales of real estate	1,686	18,292
Noncontrolling interests in property partnerships	17,482	14,400
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	307,819	272,145
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	31,544	27,704
FFO attributable to Boston Properties, Inc. common shareholders	$276,275	$244,441
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.75%	89.82%
Weighted-average shares outstanding—basic	154,555	154,415
Reconciliation to Diluted Funds from Operations:

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$307,819	172,202	$272,145	171,916
Effect of Dilutive Securities
Stock Based Compensation	—	319	—	156
Diluted FFO	307,819	172,521	272,145	172,072
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	31,486	17,647	27,678	17,501
Boston Properties, Inc.’s share of Diluted FFO (1)	$276,333	154,874	$244,467	154,571
 _______________

(1)	BXP’s share of diluted FFO was 89.77% and 89.83% for the three months ended June 30, 2019 and 2018, respectively.

Table of Content

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019	2018
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,715	$145,961
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	17,482	14,400
Net Income	205,822	162,986
Add:
Depreciation and amortization expense	175,199	154,474
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,869)	(18,426)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	14,778	9,312
Corporate-related depreciation and amortization	(412)	(406)
Less:
Gain on sale of real estate included within income from unconsolidated joint ventures	47,757	—
Gains on sales of real estate	1,835	18,770
Noncontrolling interests in property partnerships	17,482	14,400
Preferred distributions	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$307,819	$272,145
Weighted-average units outstanding—basic	172,202	171,916
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units, vested 2014 MYLTIP Units, vested 2015 MYLTIP Units and vested 2016 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended June 30, 2019		Three months ended June 30, 2018
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$307,819	172,202	$272,145	171,916
Effect of Dilutive Securities
Stock Based Compensation	—	319	—	156
Diluted FFO	$307,819	172,521	$272,145	172,072

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
During the second quarter of 2019, we paid approximately $95.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions.

Table of Content

In addition, we and our unconsolidated joint venture partners incurred approximately $165 million of new tenant-related obligations associated with approximately 2.0 million square feet of second generation leases, or approximately $82 per square foot. In addition, we signed leases for approximately 415,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.” In aggregate during the second quarter of 2019, we signed leases for approximately 2.4 million square feet of space and incurred aggregate tenant-related obligations of approximately $223 million, or approximately $92 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of June 30, 2019. Approximately $11.3 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of June 30, 2019, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.90%, or 3.34% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2019	2020	2021	2022	2023	2024+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$8,005	$16,841	$36,346	$611,132	$(3,494)	$2,288,003	$2,956,833	$3,013,338
Average Interest Rate	5.53%	5.55%	6.61%	4.79%	—	3.64%	3.94%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(5,136)	$689,748	$841,048	$(8,491)	$1,492,592	$5,380,947	$8,390,708	$8,745,888
Average Interest Rate	—	5.71%	4.29%	—	3.73%	3.79%	3.99%
Variable Rate	$(239)	$(460)	$(451)	$499,850	$—	—	$498,700	$500,673
	$2,630	$706,129	$876,943	$1,102,491	$1,489,098	$7,668,950	$11,846,241	$12,259,899

At June 30, 2019, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.87% per annum. At June 30, 2019, our outstanding variable rate debt based on LIBOR totaled approximately $500.0 million. At June 30, 2019, the coupon/stated rate on our variable rate debt was approximately 3.34%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2019, respectively.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments.
Due to the uncertainty of specific actions we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure. In the event that LIBOR is discontinued, the interest rate for our variable rate debt and our unconsolidated joint ventures’ variable rate debt and the swap rate for our unconsolidated joint ventures’ interest rate swaps following such event will be based on an alternative variable rate as specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or our unconsolidated joint ventures’ ability to maintain its outstanding swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance. We understand that LIBOR is expected to remain available through the end of 2021, but may be discontinued or otherwise become unavailable thereafter.

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

Table of Content

(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2019 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second quarter of our fiscal year ending December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended June 30, 2019, Boston Properties, Inc. issued an aggregate of 20,838 shares of common stock in exchange for 20,838 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 2,716 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2019 - April 30, 2019	134	(1)	$135.94	N/A	N/A
May 1, 2019 - May 31, 2019	45	(2)	$0.01	N/A	N/A
June 1, 2019 - June 30, 2019	—		$—	N/A	N/A
Total	179		$101.77	N/A	N/A
___________

(1)
Represents shares of common stock of Boston Properties, Inc. surrendered by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock.

(2)
Represents shares of restricted common stock of Boston Properties, Inc. repurchased in connection with the termination of an employee’s employment with Boston Properties, Inc. Under the terms of the applicable restricted stock award agreement, the shares were repurchased by Boston Properties, Inc. at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

Table of Content

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2019, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances of restricted common stock to non-employee directors of Boston Properties, Inc., exercises of non-qualified stock options and the settlement of deferred stock awards under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan, we issued an aggregate of 26,985 common units to Boston Properties, Inc. in exchange for approximately $0.5 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2019 - April 30, 2019	3,158	(1)(3)	$6.01	N/A	N/A
May 1, 2019 - May 31, 2019	1,455	(2)(3)	$0.24	N/A	N/A
June 1, 2019 - June 30, 2019	—		$—	N/A	N/A
Total	4,613		$4.19	N/A	N/A
___________

(1)
Includes 134 common units previously held by Boston Properties, Inc. that were redeemed in connection with the surrender of shares of restricted common stock of Boston Properties, Inc. by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock and 3,024 LTIP units that were repurchased by Boston Properties Limited Partnership in connection with the termination of an employee’s employment with Boston Properties, Inc.

(2)
Includes 45 common units previously held by Boston Properties, Inc. that were redeemed in connection with the repurchase of shares of restricted common stock of Boston Properties, Inc. in connection with the termination of an employee’s employment with Boston Properties, Inc. and 1,410 LTIP units that were repurchased by Boston Properties Limited Partnership in connection with the termination of certain employees’ employment with Boston Properties, Inc.

(3)
Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreements, such shares were repurchased at a price of $0.01 per share and such LTIP units were repurchased at a price $0.25 per unit, which were the amounts originally paid by such employees for such shares and units.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.

(a)	None.

(b)	None.

Table of Content

ITEM 6—Exhibits.

(a)	Exhibits

4.1	—
Supplemental Indenture No. 19, dated as of June 21, 2019, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.400% Senior Notes due 2029. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on June 21, 2019.)

10.1	—	Boston Properties, Inc. Non-Employee Director Compensation Plan (Incorporated by reference to Appendix B to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 5, 2019.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

August 7, 2019	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 7, 2019	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)