Form 10-Q
period 2019-09-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2019-11-08
CIK 1037540, 1043121

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	154,621,676
(Registrant)	(Class)	(Outstanding on November 1, 2019)

Table of Content

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of September 30, 2019, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $293.2 million, or 1.7%, at September 30, 2019 and a corresponding difference in depreciation expense, impairments losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2019

Table of Content

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except for share and par value amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,462,315 and $7,481,015 at September 30, 2019 and December 31, 2018, respectively)	$22,288,800	$21,649,896
Right of use assets - finance leases (amount related to VIEs of $21,000 at September 30, 2019)	237,394	—
Right of use assets - operating leases	149,231	—
Less: accumulated depreciation (amounts related to VIEs of $(1,027,583) and $(965,500) at September 30, 2019 and December 31, 2018, respectively)	(5,164,353)	(4,897,777)
Total real estate	17,511,072	16,752,119
Cash and cash equivalents (amounts related to VIEs of $280,253 and $296,806 at September 30, 2019 and December 31, 2018, respectively)	751,210	543,359
Cash held in escrows	53,555	95,832
Investments in securities	34,375	28,198
Tenant and other receivables (amounts related to VIEs of $25,259 and $15,519 at September 30, 2019 and December 31, 2018, respectively)	102,155	86,629
Note receivable	19,844	19,468
Related party note receivable	80,000	80,000
Accrued rental income (amounts related to VIEs of $292,668 and $272,466 at September 30, 2019 and December 31, 2018, respectively)	1,003,033	934,896
Deferred charges, net (amounts related to VIEs of $218,634 and $263,402 at September 30, 2019 and December 31, 2018, respectively)	689,768	678,724
Prepaid expenses and other assets (amounts related to VIEs of $58,057 and $26,513 at September 30, 2019 and December 31, 2018, respectively)	110,308	80,943
Investments in unconsolidated joint ventures	933,255	956,309
Total assets	$21,288,575	$20,256,477
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,921,499 and $2,929,326 at September 30, 2019 and December 31, 2018, respectively)	$2,952,006	$2,964,572
Unsecured senior notes, net	8,387,913	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,819	498,488
Lease liabilities - finance leases (amount related to VIEs of $20,148 at September 30, 2019)	221,029	—
Lease liabilities - operating leases	199,755	—
Accounts payable and accrued expenses (amounts related to VIEs of $44,013 and $75,786 at September 30, 2019 and December 31, 2018, respectively)	421,269	276,645
Dividends and distributions payable	165,421	165,114
Accrued interest payable	83,177	89,267
Other liabilities (amounts related to VIEs of $129,185 and $200,344 at September 30, 2019 and December 31, 2018, respectively)	356,338	503,726
Total liabilities	13,285,727	12,042,509

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except for share and par value amounts)
Commitments and contingencies	—	—

Redeemable deferred stock units—54,610 units outstanding at redemption value at September 30, 2019	7,081	—
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,650,973 and 154,537,378 issued and 154,572,073 and 154,458,478 outstanding at September 30, 2019 and December 31, 2018, respectively	1,546	1,545
Additional paid-in capital	6,274,792	6,407,623
Dividends in excess of earnings	(749,666)	(675,534)
Treasury common stock at cost, 78,900 shares at September 30, 2019 and December 31, 2018	(2,722)	(2,722)
Accumulated other comprehensive loss	(51,996)	(47,741)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,671,954	5,883,171
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	603,690	619,352
Property partnerships	1,720,123	1,711,445
Total equity	7,995,767	8,213,968
Total liabilities and equity	$21,288,575	$20,256,477

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except for per share amounts)
Revenue
Lease	$692,225	$—	$2,051,665	$—
Base rent	—	525,875	—	1,561,821
Recoveries from tenants	—	102,424	—	292,801
Parking and other	25,582	26,552	76,807	79,590
Hotel revenue	13,014	13,664	36,796	37,373
Development and management services	10,303	15,253	29,566	32,963
Direct reimbursements of payroll and related costs from management services contracts	2,429	2,516	8,227	7,371
Total revenue	743,553	686,284	2,203,061	2,011,919
Expenses
Operating
Rental	265,603	247,989	781,091	726,108
Hotel	8,743	8,828	25,686	25,642
General and administrative	31,147	29,677	107,980	94,039
Payroll and related costs from management services contracts	2,429	2,516	8,227	7,371
Transaction costs	538	914	1,415	1,409
Depreciation and amortization	165,862	157,996	507,867	480,210
Total expenses	474,322	447,920	1,432,266	1,334,779
Other income (expense)
Income (loss) from unconsolidated joint ventures	(649)	(4,313)	47,528	(3,083)
Gains (losses) on sales of real estate	(15)	7,863	766	122,552
Interest and other income	7,178	2,822	14,546	7,049
Gains from investments in securities	106	1,075	4,240	1,454
Impairment loss	—	—	(24,038)	—
Loss from early extinguishment of debt	(28,010)	—	(28,010)	—
Interest expense	(106,471)	(95,366)	(309,837)	(277,790)
Net income	141,370	150,445	475,990	527,322
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,470)	(14,850)	(54,782)	(46,484)
Noncontrolling interest—common units of Boston Properties Limited Partnership	(12,504)	(13,852)	(43,133)	(49,128)
Net income attributable to Boston Properties, Inc.	110,396	121,743	378,075	431,710
Preferred dividends	(2,625)	(2,625)	(7,875)	(7,875)
Net income attributable to Boston Properties, Inc. common shareholders	$107,771	$119,118	$370,200	$423,835
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.70	$0.77	$2.40	$2.74
Weighted average number of common shares outstanding	154,577	154,440	154,553	154,414
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.70	$0.77	$2.39	$2.74
Weighted average number of common and common equivalent shares outstanding	154,820	154,678	154,847	154,652
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$141,370	$150,445	$475,990	$527,322
Other comprehensive income (loss):
Effective portion of interest rate contracts	(2,253)	1,325	(9,307)	1,325
Amortization of interest rate contracts (1)	1,666	1,666	4,998	4,998
Other comprehensive income (loss)	(587)	2,991	(4,309)	6,323
Comprehensive income	140,783	153,436	471,681	533,645
Net income attributable to noncontrolling interests	(30,974)	(28,702)	(97,915)	(95,612)
Other comprehensive loss (income) attributable to noncontrolling interests	(69)	(433)	54	(1,031)
Comprehensive income attributable to Boston Properties, Inc.	$109,740	$124,301	$373,820	$437,002
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, June 30, 2019	154,563	$1,546	$200,000	$6,278,961	$(710,592)	$(2,722)	$(51,340)	$608,593	$1,696,221	$8,020,667
Redemption of operating partnership units to common stock	7	—	—	223	—	—	—	(223)	—	—
Allocated net income for the period	—	—	—	—	110,394	—	—	12,506	18,470	141,370
Dividends/distributions declared	—	—	—	—	(149,468)	—	—	(17,200)	—	(166,668)
Shares issued pursuant to stock purchase plan	2	—	—	315	—	—	—	—	—	315
Net activity from stock option and incentive plan	—	—	—	(7,219)	—	—	—	6,774	—	(445)
Sale of an interest in property partnerships	—	—	—	(4,216)	—	—	—	—	4,216	—
Acquisition of noncontrolling interest in property partnership	—	—	—	43	—	—	—	—	—	43
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	14,820	14,820
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(13,748)	(13,748)
Effective portion of interest rate contracts	—	—	—	—	—	—	(2,022)	(231)	—	(2,253)
Amortization of interest rate contracts	—	—	—	—	—	—	1,366	156	144	1,666
Reallocation of noncontrolling interest	—	—	—	6,685	—	—	—	(6,685)	—	—
Equity, September 30, 2019	154,572	$1,546	$200,000	$6,274,792	$(749,666)	$(2,722)	$(51,996)	$603,690	$1,720,123	$7,995,767

Equity, June 30, 2018	154,412	$1,544	$200,000	$6,391,460	$(649,747)	$(2,722)	$(47,695)	$621,221	$1,699,181	$8,213,242
Redemption of operating partnership units to common stock	25	—	—	916	—	—	—	(916)	—	—
Allocated net income for the period	—	—	—	—	121,778	—	—	13,817	14,850	150,445
Dividends/distributions declared	—	—	—	—	(149,343)	—	—	(17,022)	—	(166,365)
Shares issued pursuant to stock purchase plan	3	—	—	368	—	—	—	—	—	368
Net activity from stock option and incentive plan	—	—	—	754	—	—	—	7,686	—	8,440
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	9,616	9,616
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(12,763)	(12,763)
Effective portion of interest rate contracts	—	—	—	—	—	—	1,190	135	—	1,325
Amortization of interest rate contracts	—	—	—	—	—	—	1,368	154	144	1,666
Reallocation of noncontrolling interest	—	—	—	6,695	—	—	—	(6,695)	—	—
Equity, September 30, 2018	154,440	$1,544	$200,000	$6,400,193	$(677,312)	$(2,722)	$(45,137)	$618,380	$1,711,028	$8,205,974

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost		Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2018	154,458	$1,545	$200,000	$6,407,623	$(675,534)	$(2,722)		$(47,741)	$619,352	$1,711,445	$8,213,968
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—		—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	42	1	—	1,434	—	—		—	(1,435)	—	—
Allocated net income for the period	—	—	—	—	378,075	—		—	43,133	54,782	475,990
Dividends/distributions declared	—	—	—	—	(448,343)	—		—	(51,591)	—	(499,934)
Shares issued pursuant to stock purchase plan	6	—	—	688	—	—		—	—	—	688
Net activity from stock option and incentive plan	66	—	—	(2,665)	—	—		—	29,552	—	26,887
Sale of an interest in property partnerships	—	—	—	(4,216)	—	—	—	—	—	4,216	—
Acquisition of noncontrolling interest in property partnership	—	—	—	(162,462)	—	—		—	—	(24,501)	(186,963)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—		—	—	26,968	26,968
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—		—	—	(53,149)	(53,149)
Effective portion of interest rate contracts	—	—	—	—	—	—		(8,354)	(953)	—	(9,307)
Amortization of interest rate contracts	—	—	—	—	—	—		4,099	467	432	4,998
Reallocation of noncontrolling interest	—	—	—	34,390	—	—		—	(34,390)	—	—
Equity, September 30, 2019	154,572	$1,546	$200,000	$6,274,792	$(749,666)	$(2,722)		$(51,996)	$603,690	$1,720,123	$7,995,767

Equity, December 31, 2017	154,325	$1,543	$200,000	$6,377,908	$(712,343)	$(2,722)		$(50,429)	$604,739	$1,683,760	$8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—		—	563	—	5,496
Redemption of operating partnership units to common stock	60	1	—	2,111	—	—		—	(2,112)	—	—
Allocated net income for the period	—	—	—	—	431,710	—		—	49,128	46,484	527,322
Dividends/distributions declared	—	—	—	—	(401,612)	—		—	(45,730)	—	(447,342)
Shares issued pursuant to stock purchase plan	6	—	—	797	—	—		—	—	—	797
Net activity from stock option and incentive plan	49	—	—	1,354	—	—		—	29,216	—	30,570
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—		—	—	37,148	37,148
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—		—	—	(56,796)	(56,796)
Effective portion of interest rate contracts	—	—	—	—	—	—		1,190	135	—	1,325
Amortization of interest rate contracts	—	—	—	—	—	—		4,102	464	432	4,998
Reallocation of noncontrolling interest	—	—	—	18,023	—	—		—	(18,023)	—	—
Equity, September 30, 2018	154,440	$1,544	$200,000	$6,400,193	$(677,312)	$(2,722)		$(45,137)	$618,380	$1,711,028	$8,205,974

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$475,990	$527,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507,867	480,210
Amortization of right of use assets - operating leases	1,821	—
Impairment loss	24,038	—
Non-cash compensation expense	33,253	31,700
Loss (income) from unconsolidated joint ventures	(47,528)	3,083
Distributions of net cash flow from operations of unconsolidated joint ventures	16,770	3,988
Gains from investments in securities	(4,240)	(1,454)
Non-cash portion of interest expense	16,594	15,922
Settlement of accreted debt discount on redemption of unsecured senior notes	(763)	—
Loss from early extinguishment of debt	28,010	—
Gains on sales of real estate	(766)	(122,552)
Change in assets and liabilities:
Tenant and other receivables, net	(20,677)	1,578
Note receivable	(376)	—
Accrued rental income, net	(19,327)	(41,519)
Prepaid expenses and other assets	(63,857)	(51,938)
Lease liabilities - operating leases	1,191	—
Accounts payable and accrued expenses	32,467	6,354
Accrued interest payable	(6,104)	8,860
Other liabilities	(78,449)	(1,561)
Tenant leasing costs	(76,122)	(89,366)
Total adjustments	343,802	243,305
Net cash provided by operating activities	819,792	770,627
Cash flows from investing activities:
Acquisitions of real estate	(148,912)	—
Construction in progress	(390,275)	(530,389)
Building and other capital improvements	(129,340)	(140,969)
Tenant improvements	(191,532)	(129,450)
Right of use assets - finance leases	(5,152)	—
Proceeds from sales of real estate	83,486	175,577
Capital contributions to unconsolidated joint ventures	(65,499)	(314,075)
Capital distributions from unconsolidated joint ventures	136,807	—
Cash and cash equivalents deconsolidated	(24,112)	—
Issuance of related party note receivable	—	(80,000)
Investments in securities, net	(1,937)	(761)
Net cash used in investing activities	(736,466)	(1,020,067)

Table of Content

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(15,510)	(14,677)
Proceeds from unsecured senior notes	1,548,106	—
Redemption of unsecured senior notes	(699,237)	—
Borrowings on unsecured line of credit	380,000	580,000
Repayments of unsecured line of credit	(380,000)	(455,000)
Proceeds from unsecured term loan	—	500,000
Payments on finance lease obligations	(502)	—
Payments on real estate financing transactions	—	(960)
Deferred financing costs	(13,130)	(263)
Debt prepayment and extinguishment costs	(27,270)	—
Net proceeds from equity transactions	2,562	(333)
Dividends and distributions	(499,627)	(421,264)
Contributions from noncontrolling interests in property partnerships	26,968	37,148
Distributions to noncontrolling interests in property partnerships	(53,149)	(56,796)
Acquisition of noncontrolling interest in property partnership	(186,963)	—
Net cash provided by financing activities	82,248	167,855
Net increase (decrease) in cash and cash equivalents and cash held in escrows	165,574	(81,585)
Cash and cash equivalents and cash held in escrows, beginning of period	639,191	505,369
Cash and cash equivalents and cash held in escrows, end of period	$804,765	$423,784

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$543,359	$434,767
Cash held in escrows, beginning of period	95,832	70,602
Cash and cash equivalents and cash held in escrows, beginning of period	$639,191	$505,369

Cash and cash equivalents, end of period	$751,210	$322,502
Cash held in escrows, end of period	53,555	101,282
Cash and cash equivalents and cash held in escrows, end of period	$804,765	$423,784

Supplemental disclosures:
Cash paid for interest	$338,033	$303,203
Interest capitalized	$41,253	$51,594
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(86,496)	$(100,118)
Additions to real estate included in accounts payable and accrued expenses	$95,857	$(11,746)
Right of use assets obtained in exchange for lease liabilities	$287,540	$—
Prepaid rent reclassified to right of use asset	$15,000	$—
Building and other capital improvements deconsolidated	$(12,767)	$—
Right of use asset - finance lease deconsolidated	$(135,004)	$—
Investment in unconsolidated joint venture recorded on deconsolidation	$29,246	$—
Lease liability - finance lease deconsolidated	$119,534	$—
Dividends and distributions declared but not paid	$165,421	$165,118
Conversions of noncontrolling interests to stockholders’ equity	$1,435	$2,112
Issuance of restricted securities to employees	$38,923	$37,342
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except for unit amounts)
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,462,315 and $7,481,015 at September 30, 2019 and December 31, 2018, respectively)	$21,893,001	$21,251,540
Right of use assets - finance leases (amount related to VIEs of $21,000 at September 30, 2019)	237,394	—
Right of use assets - operating leases	149,231	—
Less: accumulated depreciation (amounts related to VIEs of $(1,027,583) and $(965,500) at September 30, 2019 and December 31, 2018, respectively)	(5,061,727)	(4,800,475)
Total real estate	17,217,899	16,451,065
Cash and cash equivalents (amounts related to VIEs of $280,253 and $296,806 at September 30, 2019 and December 31, 2018, respectively)	751,210	543,359
Cash held in escrows	53,555	95,832
Investments in securities	34,375	28,198
Tenant and other receivables (amounts related to VIEs of $25,259 and $15,519 at September 30, 2019 and December 31, 2018, respectively)	102,155	86,629
Note receivable	19,844	19,468
Related party note receivable	80,000	80,000
Accrued rental income (amounts related to VIEs of $292,668 and $272,466 at September 30, 2019 and December 31, 2018, respectively)	1,003,033	934,896
Deferred charges, net (amounts related to VIEs of $218,634 and $263,402 at September 30, 2019 and December 31, 2018, respectively)	689,768	678,724
Prepaid expenses and other assets (amounts related to VIEs of $58,057 and $26,513 at September 30, 2019 and December 31, 2018, respectively)	110,308	80,943
Investments in unconsolidated joint ventures	933,255	956,309
Total assets	$20,995,402	$19,955,423
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,921,499 and $2,929,326 at September 30, 2019 and December 31, 2018, respectively)	$2,952,006	$2,964,572
Unsecured senior notes, net	8,387,913	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,819	498,488
Lease liabilities - finance leases (amount related to VIEs of $20,148 at September 30, 2019)	221,029	—
Lease liabilities - operating leases	199,755	—
Accounts payable and accrued expenses (amounts related to VIEs of $44,013 and $75,786 at September 30, 2019 and December 31, 2018, respectively)	421,269	276,645
Distributions payable	165,421	165,114
Accrued interest payable	83,177	89,267
Other liabilities (amounts related to VIEs of $129,185 and $200,344 at September 30, 2019 and December 31, 2018, respectively)	356,338	503,726
Total liabilities	13,285,727	12,042,509

Commitments and contingencies	—	—

Redeemable deferred stock units—54,610 units outstanding at redemption value at September 30, 2019	7,081	—

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except for unit amounts)
Noncontrolling interests:
Redeemable partnership units—16,821,620 and 16,783,558 common units and 1,189,117 and 991,577 long term incentive units outstanding at redemption value at September 30, 2019 and December 31, 2018, respectively	2,335,272	2,000,591
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at September 30, 2019 and December 31, 2018	193,623	193,623
Boston Properties Limited Partnership partners’ capital — 1,725,828 and 1,722,336 general partner units and 152,846,245 and 152,736,142 limited partner units outstanding at September 30, 2019 and December 31, 2018, respectively	3,505,572	4,054,996
Accumulated other comprehensive loss	(51,996)	(47,741)
Total partners’ capital	3,647,199	4,200,878
Noncontrolling interests in property partnerships	1,720,123	1,711,445
Total capital	5,367,322	5,912,323
Total liabilities and capital	$20,995,402	$19,955,423

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except for per unit amounts)
Revenue
Lease	$692,225	$—	$2,051,665	$—
Base rent	—	525,875	—	1,561,821
Recoveries from tenants	—	102,424	—	292,801
Parking and other	25,582	26,552	76,807	79,590
Hotel revenue	13,014	13,664	36,796	37,373
Development and management services	10,303	15,253	29,566	32,963
Direct reimbursements of payroll and related costs from management services contracts	2,429	2,516	8,227	7,371
Total revenue	743,553	686,284	2,203,061	2,011,919
Expenses
Operating
Rental	265,603	247,989	781,091	726,108
Hotel	8,743	8,828	25,686	25,642
General and administrative	31,147	29,677	107,980	94,039
Payroll and related costs from management services contracts	2,429	2,516	8,227	7,371
Transaction costs	538	914	1,415	1,409
Depreciation and amortization	164,020	156,056	501,901	474,383
Total expenses	472,480	445,980	1,426,300	1,328,952
Other income (expense)
Income (loss) from unconsolidated joint ventures	(649)	(4,313)	47,528	(3,083)
Gains (losses) on sales of real estate	(15)	9,154	915	126,831
Interest and other income	7,178	2,822	14,546	7,049
Gains from investments in securities	106	1,075	4,240	1,454
Impairment loss	—	—	(22,272)	—
Loss from early extinguishment of debt	(28,010)	—	(28,010)	—
Interest expense	(106,471)	(95,366)	(309,837)	(277,790)
Net income	143,212	153,676	483,871	537,428
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,470)	(14,850)	(54,782)	(46,484)
Net income attributable to Boston Properties Limited Partnership	124,742	138,826	429,089	490,944
Preferred distributions	(2,625)	(2,625)	(7,875)	(7,875)
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,117	$136,201	$421,214	$483,069
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.71	$0.79	$2.45	$2.81
Weighted average number of common units outstanding	172,215	171,928	172,183	171,904
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders:
Net income	$0.71	$0.79	$2.44	$2.81
Weighted average number of common and common equivalent units outstanding	172,458	172,166	172,477	172,142
The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$143,212	$153,676	$483,871	$537,428
Other comprehensive income (loss):
Effective portion of interest rate contracts	(2,253)	1,325	(9,307)	1,325
Amortization of interest rate contracts (1)	1,666	1,666	4,998	4,998
Other comprehensive income (loss)	(587)	2,991	(4,309)	6,323
Comprehensive income	142,625	156,667	479,562	543,751
Comprehensive income attributable to noncontrolling interests	(18,614)	(14,994)	(55,214)	(46,916)
Comprehensive income attributable to Boston Properties Limited Partnership	$124,011	$141,673	$424,348	$496,835
_______________
(1) Amounts reclassified from comprehensive income primarily to interest expense within the Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling interests - Redeemable Partnership Units

Equity, June 30, 2019	1,726	152,837	$3,562,910	$193,623	$(51,340)	$1,696,221	$5,401,414	$2,324,238
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	—
Contributions	—	2	(3,915)	—	—	—	(3,915)	—
Allocated net income for the period	—	—	109,611	2,625	—	18,470	130,706	12,506
Distributions	—	—	(146,843)	(2,625)	—	—	(149,468)	(17,200)
Unearned compensation	—	—	(7,205)	—	—	—	(7,205)	6,774
Conversion of redeemable partnership units	—	7	223	—	—	—	223	(223)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(9,252)	—	—	—	(9,252)	9,252
Effective portion of interest rate contracts	—	—	—	—	(2,022)	—	(2,022)	(231)
Amortization of interest rate contracts	—	—	—	—	1,366	144	1,510	156
Acquisition of noncontrolling interest in property partnership	—	—	43	—	—	—	43	—
Sale of an interest in property partnerships	—	—	—	—	—	4,216	4,216	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	14,820	14,820	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(13,748)	(13,748)	—
Equity, September 30, 2019	1,726	152,846	$3,505,572	$193,623	$(51,996)	$1,720,123	$5,367,322	$2,335,272

Equity, June 30, 2018	1,722	152,689	$3,820,773	$193,623	$(47,695)	$1,699,181	$5,665,882	$2,235,432
Cumulative effect of a change in accounting principle	—	—	—	—	—	—	—	—
Contributions	—	3	354	—	—	—	354	(3)
Allocated net income for the period	—	—	122,384	2,625	—	14,850	139,859	13,817
Distributions	—	—	(146,718)	(2,625)	—	—	(149,343)	(17,022)
Unearned compensation	—	—	768	—	—	—	768	7,689
Conversion of redeemable partnership units	—	26	916	—	—	—	916	(916)
Adjustment to reflect redeemable partnership units at redemption value	—	—	48,622	—	—	—	48,622	(48,622)
Effective portion of interest rate contracts	—	—	—	—	1,190	—	1,190	135
Amortization of interest rate contracts	—	—	—	—	1,368	144	1,512	154
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	9,616	9,616	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(12,763)	(12,763)	—
Equity, September 30, 2018	1,722	152,718	$3,847,099	$193,623	$(45,137)	$1,711,028	$5,706,613	$2,190,664

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling interests - Redeemable Partnership Units

Equity, December 31, 2018	1,722	152,736	$4,054,996	$193,623	$(47,741)	$1,711,445	$5,912,323	$2,000,591
Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Contributions	3	69	1,787	—	—	—	1,787	35,482
Allocated net income for the period	—	—	378,081	7,875	—	54,782	440,738	43,133
Distributions	—	—	(440,468)	(7,875)	—	—	(448,343)	(51,591)
Unearned compensation	—	—	(7,980)	—	—	—	(7,980)	(5,930)
Conversion of redeemable partnership units	1	41	1,435	—	—	—	1,435	(1,435)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(315,953)	—	—	—	(315,953)	315,953
Effective portion of interest rate contracts	—	—	—	—	(8,354)	—	(8,354)	(953)
Amortization of interest rate contracts	—	—	—	—	4,099	432	4,531	467
Acquisition of noncontrolling interest in property partnership	—	—	(162,462)	—	—	(24,501)	(186,963)	—
Sale of an interest in property partnerships	—	—	—	—	—	4,216	4,216	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	26,968	26,968	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(53,149)	(53,149)	—
Equity, September 30, 2019	1,726	152,846	$3,505,572	$193,623	$(51,996)	$1,720,123	$5,367,322	$2,335,272

Equity, December 31, 2017	1,720	152,606	$3,664,436	$193,623	$(50,429)	$1,683,760	$5,491,390	$2,292,263
Cumulative effect of a change in accounting principle	—	—	4,933	—	—	—	4,933	563
Contributions	1	53	2,039	—	—	—	2,039	34,970
Allocated net income for the period	—	—	433,941	7,875	—	46,484	488,300	49,128
Distributions	—	—	(393,737)	(7,875)	—	—	(401,612)	(45,730)
Unearned compensation	—	—	112	—	—	—	112	(5,754)
Conversion of redeemable partnership units	1	59	2,112	—	—	—	2,112	(2,112)
Adjustment to reflect redeemable partnership units at redemption value	—	—	133,263	—	—	—	133,263	(133,263)
Effective portion of interest rate contracts	—	—	—	—	1,190	—	1,190	135
Amortization of interest rate contracts	—	—	—	—	4,102	432	4,534	464
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	37,148	37,148	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(56,796)	(56,796)	—
Equity, September 30, 2018	1,722	152,718	$3,847,099	$193,623	$(45,137)	$1,711,028	$5,706,613	$2,190,664

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$483,871	$537,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501,901	474,383
Amortization of right of use assets - operating leases	1,821	—
Impairment loss	22,272	—
Non-cash compensation expense	33,253	31,700
Loss (income) from unconsolidated joint ventures	(47,528)	3,083
Distributions of net cash flow from operations of unconsolidated joint ventures	16,770	3,988
Gains from investments in securities	(4,240)	(1,454)
Non-cash portion of interest expense	16,594	15,922
Settlement of accreted debt discount on redemption of unsecured senior notes	(763)	—
Loss from early extinguishment of debt	28,010	—
Gains on sales of real estate	(915)	(126,831)
Change in assets and liabilities:
Tenant and other receivables, net	(20,677)	1,578
Note receivable	(376)	—
Accrued rental income, net	(19,327)	(41,519)
Prepaid expenses and other assets	(63,857)	(51,938)
Lease liabilities - operating leases	1,191	—
Accounts payable and accrued expenses	32,467	6,354
Accrued interest payable	(6,104)	8,860
Other liabilities	(78,449)	(1,561)
Tenant leasing costs	(76,122)	(89,366)
Total adjustments	335,921	233,199
Net cash provided by operating activities	819,792	770,627
Cash flows from investing activities:
Acquisitions of real estate	(148,912)	—
Construction in progress	(390,275)	(530,389)
Building and other capital improvements	(129,340)	(140,969)
Tenant improvements	(191,532)	(129,450)
Right of use assets - finance leases	(5,152)	—
Proceeds from sales of real estate	83,486	175,577
Capital contributions to unconsolidated joint ventures	(65,499)	(314,075)
Capital distributions from unconsolidated joint ventures	136,807	—
Cash and cash equivalents deconsolidated	(24,112)	—
Issuance of related party note receivable	—	(80,000)
Investments in securities, net	(1,937)	(761)
Net cash used in investing activities	(736,466)	(1,020,067)

Table of Content

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the nine months ended September 30,
	2019	2018
	(in thousands)
Cash flows from financing activities:
Repayments of mortgage notes payable	(15,510)	(14,677)
Proceeds from unsecured senior notes	1,548,106	—
Redemption of unsecured senior notes	(699,237)	—
Borrowings on unsecured line of credit	380,000	580,000
Repayments of unsecured line of credit	(380,000)	(455,000)
Proceeds from unsecured term loan	—	500,000
Payments on finance lease obligations	(502)	—
Payments on real estate financing transaction	—	(960)
Deferred financing costs	(13,130)	(263)
Debt prepayment and extinguishment costs	(27,270)	—
Net proceeds from equity transactions	2,562	(333)
Distributions	(499,627)	(421,264)
Contributions from noncontrolling interests in property partnerships	26,968	37,148
Distributions to noncontrolling interests in property partnerships	(53,149)	(56,796)
Acquisition of noncontrolling interest in property partnership	(186,963)	—
Net cash provided by financing activities	82,248	167,855
Net increase (decrease) in cash and cash equivalents and cash held in escrows	165,574	(81,585)
Cash and cash equivalents and cash held in escrows, beginning of period	639,191	505,369
Cash and cash equivalents and cash held in escrows, end of period	$804,765	$423,784

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$543,359	$434,767
Cash held in escrows, beginning of period	95,832	70,602
Cash and cash equivalents and cash held in escrows, beginning of period	$639,191	$505,369

Cash and cash equivalents, end of period	$751,210	$322,502
Cash held in escrows, end of period	53,555	101,282
Cash and cash equivalents and cash held in escrows, end of period	$804,765	$423,784

Supplemental disclosures:
Cash paid for interest	$338,033	$303,203
Interest capitalized	$41,253	$51,594
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(86,496)	$(100,118)
Additions to real estate included in accounts payable and accrued expenses	$95,857	$(11,746)
Right of use assets obtained in exchange for lease liabilities	$287,540	$—
Prepaid rent reclassified to right of use asset	$15,000	$—
Building and other capital improvements deconsolidated	$(12,767)	$—
Right of use asset - finance lease deconsolidated	$(135,004)	$—
Investment in unconsolidated joint venture recorded on deconsolidation	$29,246	$—
Lease liability - finance lease deconsolidated	$119,534	$—
Distributions declared but not paid	$165,421	$165,118
Conversions of redeemable partnership units to partners’ capital	$1,435	$2,112
Issuance of restricted securities to employees	$38,923	$37,342

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at September 30, 2019 owned an approximate 89.6% (89.7% at December 31, 2018) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership, and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
At September 30, 2019, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).
Properties
At September 30, 2019, the Company owned or had interests in a portfolio of 196 commercial real estate properties (the “Properties”) aggregating approximately 51.9 million net rentable square feet of primarily Class A office properties, including thirteen properties under construction/redevelopment totaling approximately 6.3 million net rentable square feet. At September 30, 2019, the Properties consisted of:

Table of Content

•	177 office properties (including eleven properties under construction/redevelopment);

•	twelve retail properties;

•	six residential properties (including two properties under construction); and

•	one hotel.
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

Table of Content

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially from those estimates. In addition, the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of nor necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s related party note receivable, note receivable, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable	$80,000	$81,337	$80,000	$80,000
Note receivable	19,844	18,507	19,468	19,468
	$99,844	$99,844	$99,468	$99,468

Mortgage notes payable, net	$2,952,006	$3,052,922	$2,964,572	$2,903,925
Unsecured senior notes, net	8,387,913	8,848,468	7,544,697	7,469,338
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	498,819	500,618	498,488	500,783
Total	$11,838,738	$12,402,008	$11,007,757	$10,874,046

Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for six of the eight entities that are VIEs.
Consolidated Variable Interest Entities
As of September 30, 2019, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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
Variable Interest Entities Not Consolidated
The Company has determined that Platform 16 Holdings LP and the landlord entity for its Platform 16 ground lease are VIEs. The Company does not consolidate these entities as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.

Table of Content

Out-of-Period Adjustment
During the three months ended September 30, 2019, the Company recorded a change in the balance sheet classification of deferred stock units held by non-employee directors of Boston Properties, Inc. that are outstanding under Boston Properties, Inc.’s 1997 and 2012 Stock Option and Incentive Plans (the “Plans”). The reclassification resulted from a modification to the terms of the non-employee director compensation program to provide, subject to certain conditions, the non-employee directors holding these units with the ability to elect, following cessation of their service on the Company’s Board of Directors, to diversify their investment elections into non-employer securities, which will ultimately be settled in cash. The modification required a change to the classification of these deferred stock units from permanent equity to temporary equity on the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units. During the three months ended September 30, 2019, the Company recorded a change in the balance sheet classification of certain deferred stock units outstanding to correct the approximately $7.9 million overstatement of each of Additional Paid-in Capital of Boston Properties, Inc. and Partners’ Capital of Boston Properties Limited Partnership, the approximately $7.3 million understatement of each of Redeemable Deferred Stock Units of Boston Properties, Inc. and Boston Properties Limited Partnership, and the approximately $0.6 million understatement of each of Accounts Payable and Accrued Expenses of Boston Properties, Inc. and Boston Properties Limited Partnership in periods prior to September 30, 2019. Because this adjustment was not material to the prior periods’ consolidated financial statements and the impact of recording the adjustment in the three months ended September 30, 2019 was not material to Boston Properties, Inc.’s or Boston Properties Limited Partnership’s consolidated financial statements, the Company recorded the related adjustment during the three months ended September 30, 2019. The out-of-period adjustment was identified and recorded during the third quarter of 2019.
New Accounting Pronouncements
New Accounting Pronouncements Adopted
Leases
On January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02” or “Topic 842”). For information pertaining to the Company’s adoption and disclosures with respect to leases, see Note 4.
New Accounting Pronouncements Issued but not yet Adopted
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of Accounting Standards Codification (“ASC”) 326-20, “Financial Instruments - Credit Losses - Measured at Amortized Cost,” which addresses financial assets measured at amortized cost basis, including net investments in leases arising from sales-type and direct financing leases. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, “Leases” (“ASC 842”). ASU 2016-13 and ASU 2018-19 are effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company will adopt ASU 2016-13 and ASU 2018-19 effective January 1, 2020 using the modified retrospective approach, which is expected to result in the Company recognizing on January 1, 2020 the cumulative effect of adopting ASU 2016-13 and ASU 2018-19 to certain of its financial instruments outstanding on January 1, 2020. The Company expects that (1) certain of its accounts receivable, except for amounts arising from operating leases accounted for under ASC 842, (2) its related party note receivable, (3) its note receivable and (4) certain of its financial guarantees may be impacted by the adoption of ASU 2016-13 and ASU 2018-19.

Table of Content

3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Land	$5,087,029	$5,072,568
Right of use assets - finance leases	237,394	—
Right of use assets - operating leases	149,231	—
Land held for future development (1)	246,972	200,498
Buildings and improvements	13,396,648	13,356,751
Tenant improvements	2,559,907	2,396,932
Furniture, fixtures and equipment	44,908	44,351
Construction in progress	953,336	578,796
Total	22,675,425	21,649,896
Less: Accumulated depreciation	(5,164,353)	(4,897,777)
	$17,511,072	$16,752,119
_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Land	$4,986,576	$4,971,475
Right of use assets - finance leases	237,394	—
Right of use assets - operating leases	149,231	—
Land held for future development (1)	246,972	200,498
Buildings and improvements	13,101,302	13,059,488
Tenant improvements	2,559,907	2,396,932
Furniture, fixtures and equipment	44,908	44,351
Construction in progress	953,336	578,796
Total	22,279,626	21,251,540
Less: Accumulated depreciation	(5,061,727)	(4,800,475)
	$17,217,899	$16,451,065
_______________

(1)	Includes pre-development costs.
Developments/Redevelopments
On May 9, 2019, the Company entered into a 15-year lease with Google, LLC for approximately 379,000 net rentable square feet of Class A office space in a build-to-suit development project located at the Company’s 325 Main Street property at Kendall Center in Cambridge, Massachusetts. 325 Main Street currently consists of an approximately 115,000 net rentable square foot Class A office property that will be demolished and developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space. On May 9, 2019, the Company commenced development of the project. Boston Properties, Inc. and Boston Properties Limited Partnership recognized approximately $9.9 million and $9.5 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property.
On June 1, 2019, the Company partially placed in-service 20 CityPoint, a Class A office project with approximately 211,000 net rentable square feet located in Waltham, Massachusetts.

Table of Content

On September 30, 2019, the Company commenced the redevelopment of 200 West Street, a Class A office project with approximately 261,000 net rentable square feet located in Waltham, Massachusetts. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.
Ground Leases
On January 24, 2019, the ground lessor under the Company’s 65-year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California made available for lease to the Company the remaining land parcels. As a result, the Company recognized the remaining portion of the right of use finance lease asset and finance lease liability. During 2018, the Company executed the ground lease. However, at the inception of the ground lease only a portion of the land was available for lease from the lessor, resulting in the Company recognizing only a portion of the ground lease. In the aggregate, the land will support the development of approximately 1.1 million square feet of commercial office space. The ground lease provides the Company with the right to purchase all of the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. The Company is reasonably certain it will exercise the option to purchase the land and as a result, the Company has concluded that the lease should be accounted for as a finance lease. As a result, the Company recorded an approximately $122.6 million right of use asset - finance lease and a lease liability - finance lease on the Company’s Consolidated Balance Sheets reflecting the remaining land parcels made available for lease to the Company. Finance lease assets and liabilities are accounted for at the lower of fair market value or the present value of future lease payments. For land leases classified as finance leases because of a purchase option that the Company views as an economic incentive, the Company follows its existing policy and does not depreciate land because it is assumed to have an indefinite life. See also Dispositions below and Note 5.
As of January 24, 2019, the lease payments from the finance lease related to the remaining parcels made available for lease to the Company were as follows (in thousands):

Period from January 24, 2019 through December 31, 2019	$17,918
2020	109,460
Total expected minimum lease payments	127,378
Interest portion	(4,815)
Present value of expected net lease payments	$122,563

On July 16, 2019, the Company executed a 75-year ground lease with The George Washington University for land parcels at 2100 Pennsylvania Avenue located in Washington, DC and commenced development of an approximately 470,000 net rentable square foot Class A office property pursuant to a development agreement that the Company entered into with The George Washington University in 2016. The development agreement provided for the execution of the ground lease upon completion of the entitlement process and relocation of existing tenants. Also in 2016, the Company made a deposit of $15.0 million that, upon execution of the ground lease, is being credited against ground rent payable under the ground lease. The present value of the lease payments exceeds substantially all of the fair value of the underlying asset and as a result, the Company has concluded that the ground lease should be accounted for as a finance lease. As a result, the Company recorded an approximately $185.1 million right of use asset - finance lease and an approximately $165.0 million lease liability - finance lease on the Company’s Consolidated Balance Sheets. The difference between the right of use asset - finance lease and lease liability - finance lease is the $15.0 million deposit that was made in 2016 and approximately $5.1 million of initial direct costs. Although the finance lease is for land only, as this was not classified as a finance lease because of a purchase option, the right of use asset will be amortized over the shorter of the useful life of the asset or the lease term. As land is assumed to have an indefinite life, the right of use asset - finance lease will be amortized on a straight-line basis over the 75-year term. In 2017, the Company entered into a 16-year lease with a tenant for approximately 300,000 net rentable square feet of space at the property.

Table of Content

As of July 16, 2019, the lease payments from the finance lease were as follows (in thousands):

Period from July 16, 2019 through December 31, 2019	$—
2020	—
2021	3,863
2022	8,576
2023	8,669
Thereafter	1,358,518
Total expected minimum lease payments	1,379,626
Interest portion	(1,214,649)
Present value of expected net lease payments	$164,977

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
On August 27, 2019, the Company acquired 880 and 890 Winter Street located in Waltham, Massachusetts for a gross purchase price of approximately $106.0 million in cash. 880 and 890 Winter Street consists of two Class A office properties aggregating approximately 392,000 net rentable square feet. The following table summarizes the allocation of the purchase price, including transaction costs, of 880 and 890 Winter Street at the date of acquisition (in thousands):

Land	$31,376
Building and improvements	57,922
Tenant improvements	6,024
In-place lease intangibles	11,494
Above-market lease intangibles	246
Below-market lease intangibles	(1,092)
Net assets acquired	$105,970

The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles, the acquired above-market lease intangibles and the acquired below-market lease intangibles for 880 and 890 Winter Street for the remainder of 2019 and each of the next five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below- Market Lease Intangibles
Period from August 27, 2019 through December 31, 2019	$1,801	$28	$(226)
2020	4,485	80	(599)
2021	2,391	80	(237)
2022	1,121	43	(30)
2023	179	15	—
2024	60	—	—

880 and 890 Winter Street contributed approximately $1.3 million of revenue and approximately ($0.2) million of earnings to the Company for the period from August 27, 2019 through September 30, 2019.

Table of Content

Dispositions
On January 24, 2019, the Company completed the sale of its 2600 Tower Oaks Boulevard property located in Rockville, Maryland for a gross sale price of approximately $22.7 million. Net cash proceeds totaled approximately $21.4 million, resulting in a loss on sale of real estate totaling approximately $0.6 million. The Company recognized an impairment loss totaling approximately $3.1 million for Boston Properties, Inc. and approximately $1.5 million for Boston Properties Limited Partnership during the year ended December 31, 2018. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property. 2600 Tower Oaks contributed approximately $(0.2) million of net loss to the Company for the period from January 1, 2019 through January 23, 2019 and contributed approximately $(0.2) million and $(0.5) million of net loss to the Company for the three and nine months ended September 30, 2018, respectively.
At March 31, 2019, the Company evaluated the expected hold period of its One Tower Center property and, based on a shorter-than-expected hold period, the Company reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for Boston Properties, Inc. and approximately $22.3 million for Boston Properties Limited Partnership. The Company’s estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of $38.0 million. On June 3, 2019, the Company completed the sale of the property. Net cash proceeds totaled approximately $36.6 million, resulting in a loss on sale of real estate totaling approximately $0.8 million. One Tower Center is an approximately 410,000 net rentable square foot Class A office property located in East Brunswick, New Jersey. One Tower Center contributed approximately $(0.1) million and $(0.9) million of net loss to the Company for the period from April 1, 2019 through June 2, 2019 and the period from January 1, 2019 through June 2, 2019, respectively, and contributed approximately $(0.7) million and $(2.0) million of net loss to the Company for the three and nine months ended September 30, 2018, respectively.

On June 28, 2019, the Company completed the sale of its 164 Lexington Road property located in Billerica, Massachusetts for a gross sale price of $4.0 million. Net cash proceeds totaled approximately $3.8 million, resulting in a gain on sale of real estate totaling approximately $2.5 million for Boston Properties, Inc. and approximately $2.6 million for Boston Properties Limited Partnership. 164 Lexington Road is an approximately 64,000 net rentable square foot Class A office property. 164 Lexington Road contributed approximately $(0.1) million and $(0.1) million of net loss to the Company for the period from April 1, 2019 through June 27, 2019 and the period from January 1, 2019 through June 27, 2019, respectively, and contributed approximately $(0.05) million and $(0.2) million of net loss to the Company for the three and nine months ended September 30, 2018, respectively.
On September 20, 2019, the Company entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”) to develop Platform 16 located in San Jose, California. Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space. During 2018, the Company entered into the ground lease, which provides for the right to purchase all of the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. The Company contributed the ground lease interest and improvements totaling approximately $28.2 million for its initial 55% interest in the joint venture. CPPIB contributed cash totaling approximately $23.1 million for its initial 45% interest in the joint venture. Upon the CPPIB contribution, the Company ceased accounting for the joint venture entity on a consolidated basis and is accounting for the joint venture entity on an unconsolidated basis using the equity method of accounting as it has reduced its ownership interest in the joint venture entity and no longer has a controlling financial or operating interest in the joint venture entity (See Note 5). The Company did not recognize a gain on the retained or sold interest in the real estate contributed to the joint venture, as the fair value of the real estate approximated its carrying value.
4. Leases
General Adoption
In February 2016, the FASB issued ASU 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease for accounting purposes is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their

Table of Content

classification. Leases with a term of 12 months or less will be accounted for similar to the prior guidance in ASC 840 -“Leases” (“Topic 840”). ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to Topic 840 for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards.
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

Table of Content

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
Lessee
For leases in which the Company is the lessee (generally ground leases), on January 1, 2019, the Company recognized a right-of-use asset and a lease liability of approximately $151.8 million and $199.3 million, respectively. The lease liability was equal to the present value of the minimum lease payments in accordance with Topic ASC 840. In addition, the Company did not know the rate implicit in any of its ground leases that were classified as operating leases, and accordingly used the Company’s incremental borrowing rate (“IBR”) to determine the net present value of the minimum lease payments.
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
The Company has four finance lease obligations with various initial term expiration dates through 2094, see Notes 3 and 5.
The following table provides lease cost information for the Company’s operating and finance leases for the three and nine months ended September 30, 2019 (in thousands):

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Lease costs
Operating lease costs	$3,637	$10,970
Finance lease costs
Amortization of right of use asset (1)	$12	$14
Interest on lease liabilities (2)	$12	$36
_______________

(1)
The finance leases relate to either land, buildings or assets that remain in development. For land leases classified as finance leases because of a purchase option that the Company views as an economic incentive, the Company follows its existing policy and does not depreciate land because it is assumed to

Table of Content

have an indefinite life. For all other finance leases, the Company would amortize the right of use asset over the shorter of the useful life of the asset or the lease term. If the finance lease relates to a property under development, the amortization of the right of use asset may be eligible for capitalization. For assets under development, depreciation may commence once the asset is placed in-service and depreciation would be recognized in accordance with the Company’s policy.

(2)	Three of the finance leases relate to assets under development and as such, the entire interest amount was capitalized.
The following table provides other quantitative information for the Company’s operating and finance leases as of September 30, 2019:

September 30, 2019
Other information
Weighted-average remaining lease term (in years)
Operating leases	51
Finance leases	72
Weighted-average discount rate
Operating leases	5.7%
Finance leases	6.2%

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

Table of Content

The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of September 30, 2019 (in thousands):

	Operating	Finance
October 1, 2019 - December 31, 2019	$2,426	$150
2020	10,050	907
2021	24,953	5,958
2022	18,041	10,208
2023	10,345	9,708
Thereafter (1)	567,232	1,431,760
Total lease payments	633,047	1,458,691
Less: interest portion	(433,292)	(1,237,662)
Present value of lease payments	$199,755	$221,029

_______________

(1)	Finance lease payments in 2024 include approximately $38.7 million related to a purchase option that the Company is reasonably certain it will exercise.

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
The Company assessed and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. The Company determined that the predominant component was the lease component and as such its leases will continue to qualify as operating leases and the Company has made a policy election to account for and present the lease component and the nonlease component as a single component in the revenue section of the Consolidated Statements of Operations labeled Lease. Prior to the adoption of Topic 842, nonlease components had been included within Recoveries from Tenants Revenue, Parking and Other Revenue and Development and Management Services Revenue on the Company’s Consolidated Statements of Operations.
In addition, under ASU 2016-02, lessors will only capitalize incremental direct leasing costs. As a result, starting January 1, 2019, the Company no longer capitalizes non-incremental legal costs and internal leasing wages. These costs are expensed as incurred. The expensing of these items is included within General and Administrative Expense on the Consolidated Statements of Operations.

Table of Content

The following table summarizes the components of lease revenue recognized during the three and nine months ended September 30, 2019 included within the Company’s Consolidated Statements of Operations (in thousands):

Lease Revenue	Three months ended September 30, 2019	Nine months ended September 30, 2019
Fixed contractual payments	$566,294	$1,678,100
Variable lease payments	125,931	373,565
	$692,225	$2,051,665

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

The future contractual lease payments to be received (excluding operating expense reimbursements) by the Company as of September 30, 2019, under non-cancelable operating leases which expire on various dates through 2049:

(in thousands)
October 1, 2019 - December 31, 2019	$530,470
2020	2,196,428
2021	2,177,016
2022	2,050,537
2023	1,980,918
Thereafter	15,447,131

Table of Content

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2019 and December 31, 2018:

		Nominal % Ownership		Carrying Value of Investment (1)
Entity	Properties			September 30, 2019	December 31, 2018
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(5,114)	$(6,424)
BP/CRF Metropolitan Square, LLC	Metropolitan Square	20.0%		5,726	2,644
901 New York, LLC	901 New York Avenue	25.0%	(2)	(12,385)	(13,640)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	37,179	38,214
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	25,314	25,268
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	3,075	66,391
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(5,661)	(5,026)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,555	42,557
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		41,434	69,302
Residential Tower Developer LLC	The Hub on Causeway - Residential	50.0%		48,491	47,505
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		3,917	3,022
Office Tower Developer LLC	100 Causeway Street	50.0%		74,083	23,804
1265 Main Office JV LLC	1265 Main Street	50.0%		3,932	3,918
BNY Tower Holdings LLC	Dock 72	50.0%		94,700	82,520
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		250,213	253,495
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%		55,662	69,724
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		54,037	46,993
SMBP Venture LP	Santa Monica Business Park	55.0%		163,809	180,952
Platform 16 Holdings LP	Platform 16	55.0%	(7)	29,128	—
				$910,095	$931,219
_______________

(1)
Investments with deficit balances aggregating approximately $23.2 million and $25.1 million at September 30, 2019 and December 31, 2018, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(3)	The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.

(4)	The joint venture owns three in-service buildings and two undeveloped land parcels.

(5)	The property was sold on June 27, 2019. As of September 30, 2019, the investment is comprised of undistributed cash. See note below for additional details.

(6)
Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

(7)	This entity is a VIE (See Note 2).

Table of Content

Certain of the Company’s unconsolidated joint venture agreements provide that, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exceptions, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, the partners or the Company will be entitled to an additional promoted interest or payments.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$3,782,279	$3,545,906
Other assets	498,040	543,512
Total assets	$4,280,319	$4,089,418
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,107,805	$2,017,609
Other liabilities (2)	773,033	582,006
Members’/Partners’ equity	1,399,481	1,489,803
Total liabilities and members’/partners’ equity	$4,280,319	$4,089,418
Company’s share of equity	$569,704	$622,498
Basis differentials (3)	340,391	308,721
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$910,095	$931,219
 _______________

(1)	At September 30, 2019, this amount includes right of use assets - finance leases and right of use assets - operating leases totaling approximately $383.9 million and $12.3 million, respectively.

(2)	At September 30, 2019, this amount includes lease liabilities - finance leases and lease liabilities - operating leases totaling approximately $511.7 million and $17.3 million, respectively.

(3)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At September 30, 2019 and December 31, 2018, there was an aggregate basis differential of approximately $312.3 million and $316.7 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(4)
Investments with deficit balances aggregating approximately $23.2 million and $25.1 million at September 30, 2019 and December 31, 2018, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

Table of Content

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total revenue (1)	$75,940	$76,177	$239,099	$189,759
Expenses
Operating	28,839	29,522	89,472	75,239
Depreciation and amortization	23,477	44,993	76,941	74,245
Total expenses	52,316	74,515	166,413	149,484
Other income (expense)
Interest expense	(20,483)	(19,861)	(62,043)	(48,993)
Gain on sale of real estate (2)	(812)	—	33,760	—
Net income (loss)	$2,329	$(18,199)	$44,403	$(8,718)

Company’s share of net income (loss)	$392	$(2,858)	$24,352	$1,073
Basis differential (2) (3)	(1,041)	(1,455)	23,176	(4,156)
Income (loss) from unconsolidated joint ventures	$(649)	$(4,313)	$47,528	$(3,083)
 _______________

(1)
Includes straight-line rent adjustments of approximately $5.3 million and $4.8 million for the three months ended September 30, 2019 and 2018, respectively, and $18.7 million and $9.8 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Represents the total gain on sale of 540 Madison Avenue recognized by the joint venture, as described below. During 2008, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture resulting in a basis differential between the carrying value of the Company’s investment in the joint venture and the joint venture’s basis in the assets and liabilities of the property. As a result of the historical basis difference, the Company recognized a gain on sale of real estate totaling approximately $47.3 million for the nine months ended September 30, 2019, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for the basis differential. The Company recognized a reduction to the gain on sale of real estate totaling approximately $0.5 million for the three months ended September 30, 2019. The gain on sale is included in Income (Loss) from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.

(3)
Includes straight-line rent adjustments of approximately $0.5 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.

On January 24, 2019, a joint venture in which the Company has a 50% interest extended the loan collateralized by its Annapolis Junction Building Six property. At the time of the extension, the outstanding balance of the loan totaled approximately $13.0 million and was scheduled to mature on November 17, 2019, with a one-year extension option, subject to certain conditions. The extended loan has a total commitment amount of approximately $14.3 million, bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2020. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet located in Annapolis, Maryland.
On April 26, 2019, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $255.0 million collateralized by its 7750 Wisconsin Avenue development project located in Bethesda, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions. As of September 30, 2019, approximately $39.6 million has been drawn under the loan. 7750 Wisconsin Avenue is a 734,000 net rentable square foot build-to-suit Class A office project and below-grade parking garage.

Table of Content

On May 28, 2019, joint ventures in which the Company has a 50% interest and that own The Hub on Causeway - Podium and 100 Causeway Street development projects entered into an infrastructure development assistance agreement (the “IDAA”) with the Commonwealth of Massachusetts and the City of Boston. Per the IDAA, The Hub on Causeway - Podium development project would be reimbursed for certain costs of public infrastructure improvements using the proceeds of up to $30.0 million in aggregate principal amount of municipal bonds issued by the Commonwealth of Massachusetts. On September 16, 2019, the joint venture received the full reimbursement of costs for the public infrastructure improvements totaling approximately $28.8 million, which has been reflected as a reduction to the carrying value of the real estate of The Hub on Causeway - Podium property. The construction loan agreement for The Hub on Causeway - Podium was modified to require the joint venture to pay down the construction loan principal balance using the proceeds received from the reimbursement of costs of the public infrastructure improvements and on September 16, 2019, the joint venture that owns The Hub on Causeway - Podium development project paid down the construction loan principal balance in the amount of approximately $28.8 million. On June 15, 2019, the joint venture that owns The Hub on Causeway - Podium development project partially placed in-service The Hub on Causeway - Podium development project, an approximately 375,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts.
On June 27, 2019, a joint venture in which the Company has a 60% interest completed the sale of 540 Madison Avenue in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature on June 5, 2023. Net cash proceeds totaled approximately $178.7 million, of which the Company’s share was approximately $107.1 million, after the payment of transaction costs. During 2008, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture. As a result, the Company recognized a gain on sale of real estate totaling approximately $47.3 million, which is included in Income (Loss) from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. 540 Madison Avenue is an approximately 284,000 net rentable square foot Class A office property.
On September 5, 2019, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $400.0 million collateralized by its 100 Causeway Street development project located in Boston, Massachusetts. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement) and matures on September 5, 2023, with two, one-year extension options, subject to certain conditions. As of September 30, 2019, approximately $47.7 million has been drawn under the loan. 100 Causeway Street is an approximately 632,000 net rentable square foot Class A office project.
On September 20, 2019, the Company entered into a joint venture with CPPIB to develop Platform 16 located in San Jose, California. Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space. The Company contributed the ground lease interest and improvements totaling approximately $28.2 million for its initial 55% interest in the joint venture (See Note 3). CPPIB contributed cash totaling approximately $23.1 million for its initial 45% interest in the joint venture. The Company will provide customary development, property management and leasing services to the joint venture.

Table of Content

6. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2019 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	4.125%	4.289%	$850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
Total principal			8,450,000
Net unamortized discount			(18,232)
Deferred financing costs, net			(43,855)
Total			$8,387,913

_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
On June 21, 2019, Boston Properties Limited Partnership completed a public offering of $850.0 million in aggregate principal amount of its 3.400% unsecured senior notes due 2029. The notes were priced at 99.815% of the principal amount to yield an effective rate (including financing fees) of approximately 3.505% per annum to maturity. The notes will mature on June 21, 2029, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.4 million after deducting underwriting discounts and transaction expenses.
On September 3, 2019, Boston Properties Limited Partnership completed a public offering of $700.0 million in aggregate principal amount of its 2.900% unsecured senior notes due 2030. The notes were priced at 99.954% of the principal amount to yield an effective rate (including financing fees) of approximately 2.984% per annum to maturity. The notes will mature on March 15, 2030, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $693.8 million after deducting underwriting discounts and transaction expenses.
On September 18, 2019, Boston Properties Limited Partnership completed the redemption of $700.0 million in aggregate principal amount of its 5.625% senior notes due November 15, 2020. The redemption price was approximately $740.7 million. The redemption price included approximately $13.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 103.90% of the principal amount being redeemed. The Company recognized a loss from early extinguishment of debt totaling approximately $28.0 million, which amount included the payment of the redemption premium totaling approximately $27.3 million.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50 and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2019, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $15.2 million.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2019, the maximum funding obligation under the guarantee was approximately $71.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of September 30, 2019, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of September 30, 2019, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the federal government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations

Table of Content

under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of September 30, 2019, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements.
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company is required, pursuant to the local zoning ordinance, to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that is being demolished and developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space (See Note 3).
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2014, 2015, 2016, 2017 and 2018, the Company received distributions of approximately $7.7 million, $8.1 million, $1.4 million, $0.4 million and $0.3 million, respectively. The Company has a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at September 30, 2019.
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

Table of Content

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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2019, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,821,620 OP Units, 1,189,117 LTIP Units (including 118,067 2012 OPP Units, 68,659 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 28,724 2015 MYLTIP Units and 98,706 2016 MYLTIP Units), 394,921 2017 MYLTIP Units, 336,195 2018 MYLTIP Units and 220,734 2019 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2019, 41,577 OP Units were presented by the holders for redemption (including 39,377 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2016 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At September 30, 2019, Boston Properties Limited Partnership had outstanding 394,921 2017 MYLTIP Units, 336,195 2018 MYLTIP Units and 220,734 2019 MYLTIP Units. Prior to the applicable measurement date (February 6, 2020 for the 2017 MYLTIP Units, February 5, 2021 for the 2018 MYLTIP Units and February 4, 2022 for the 2019 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 30, 2019	October 31, 2019	$0.95	$0.095
June 28, 2019	July 31, 2019	$0.95	$0.095
March 29, 2019	April 30, 2019	$0.95	$0.095
December 31, 2018	January 30, 2019	$0.95	$0.095

The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and, after the February 4, 2018 measurement date, the 2015 MYLTIP Units) and its distributions on the 2015 MYLTIP Units (prior to the February 4, 2018 measurement date), 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units (after the February 6, 2018 issuance date) that occurred during the nine months ended September 30, 2018:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 28, 2018	October 31, 2018	$0.95	$0.095
June 29, 2018	July 31, 2018	$0.80	$0.080
March 29, 2018	April 30, 2018	$0.80	$0.080
December 31, 2017	January 30, 2018	$0.80	$0.080

A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units), assuming that all conditions had been met for the conversion thereof, had all of such units been redeemed at September 30, 2019 was approximately $2.3 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $129.66 per share on September 30, 2019.

Table of Content

Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at September 30, 2019 and December 31, 2018, are included in Noncontrolling Interests—Property Partnerships in the accompanying Consolidated Balance Sheets.
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
9. Stockholders’ Equity / Partners’ Capital
As of September 30, 2019, Boston Properties, Inc. had 154,572,073 shares of Common Stock outstanding.
As of September 30, 2019, Boston Properties, Inc. owned 1,725,828 general partnership units and 152,846,245 limited partnership units of Boston Properties Limited Partnership.
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
During the nine months ended September 30, 2019, Boston Properties, Inc. issued 29,704 shares of Common Stock upon the exercise of options to purchase Common Stock.

Table of Content

During the nine months ended September 30, 2019, Boston Properties, Inc. issued 41,577 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2019 and during the nine months ended September 30, 2018:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 30, 2019	October 31, 2019	$0.95	$0.95
June 28, 2019	July 31, 2019	$0.95	$0.95
March 29, 2019	April 30, 2019	$0.95	$0.95
December 31, 2018	January 30, 2019	$0.95	$0.95

September 28, 2018	October 31, 2018	$0.95	$0.95
June 29, 2018	July 31, 2018	$0.80	$0.80
March 29, 2018	April 30, 2018	$0.80	$0.80
December 31, 2017	January 30, 2018	$0.80	$0.80

Preferred Stock
As of September 30, 2019, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties, Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or declared during 2019 and during the nine months ended September 30, 2018:

Record Date	Payment Date	Dividend (Per Share)
November 1, 2019	November 15, 2019	$32.8125
August 2, 2019	August 15, 2019	$32.8125
May 3, 2019	May 15, 2019	$32.8125
February 4, 2019	February 15, 2019	$32.8125

November 2, 2018	November 15, 2018	$32.8125
August 3, 2018	August 15, 2018	$32.8125
May 4, 2018	May 15, 2018	$32.8125
February 2, 2018	February 15, 2018	$32.8125

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

Table of Content

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

	Three months ended September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$107,771	154,577	$0.70
Effect of Dilutive Securities:
Stock Based Compensation	—	243	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$107,771	154,820	$0.70

	Three months ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$119,118	154,440	$0.77
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$119,118	154,678	$0.77

	Nine months ended September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$370,200	154,553	$2.40
Effect of Dilutive Securities:
Stock Based Compensation	—	294	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$370,200	154,847	$2.39

Table of Content

	Nine months ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$423,835	154,414	$2.74
Allocation of undistributed earnings to participating securities	(87)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$423,748	154,414	$2.74
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$423,748	154,652	$2.74

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units required, and the 2017-2019 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,638,000 and 17,488,000 redeemable common units for the three months ended September 30, 2019 and 2018, respectively, and 17,630,000 and 17,490,000 redeemable common units for the nine months ended September 30, 2019 and 2018, respectively.

	Three months ended September 30, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,117	172,215	$0.71
Effect of Dilutive Securities:
Stock Based Compensation	—	243	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,117	172,458	$0.71

Table of Content

	Three months ended September 30, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$136,201	171,928	$0.79
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$136,201	172,166	$0.79

	Nine months ended September 30, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$421,214	172,183	$2.45
Effect of Dilutive Securities:
Stock Based Compensation	—	294	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$421,214	172,477	$2.44

	Nine months ended September 30, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$483,069	171,904	$2.81
Allocation of undistributed earnings to participating securities	(97)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$482,972	171,904	$2.81
Effect of Dilutive Securities:
Stock Based Compensation	—	238	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$482,972	172,142	$2.81

11. Stock Option and Incentive Plan
On February 5, 2019, Boston Properties, Inc.’s Compensation Committee approved the 2019 MYLTIP awards under the 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2019 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to the Nareit Office Index adjusted to include Vornado Realty Trust. Earned awards will range from zero to a maximum of 220,734 LTIP Units depending on Boston Properties, Inc.’s TSR relative to the Nareit Office Index adjusted to include Vornado Realty Trust, with a target of approximately 110,367 LTIP Units and linear interpolation between zero and maximum.

Table of Content

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
During the nine months ended September 30, 2019, Boston Properties, Inc. issued 26,503 shares of restricted common stock and Boston Properties Limited Partnership issued 181,919 LTIP Units and 220,734 2019 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2019 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the nine months ended September 30, 2019 were valued at approximately $3.5 million ($131.27 per share weighted-average). The LTIP Units granted were valued at approximately $22.1 million (approximately $121.50 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 2.68% and an expected price volatility of 27.0%. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units was approximately $7.5 million and $7.9 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $32.4 million and $30.1 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019, there was (1) an aggregate of approximately $28.9 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2016 MYLTIP Units and (2) an aggregate of approximately $15.1 million of unrecognized compensation expense related to unvested 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.
12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three and nine months ended September 30, 2019 and 2018.

Table of Content

Boston Properties, Inc.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$107,771	$119,118	$370,200	$423,835
Add:
Preferred dividends	2,625	2,625	7,875	7,875
Noncontrolling interest—common units of Boston Properties Limited Partnership	12,504	13,852	43,133	49,128
Noncontrolling interests in property partnerships	18,470	14,850	54,782	46,484
Interest expense	106,471	95,366	309,837	277,790
Loss from early extinguishment of debt	28,010	—	28,010	—
Impairment loss	—	—	24,038	—
Net operating income from unconsolidated joint ventures	23,065	22,511	73,129	54,798
Depreciation and amortization expense	165,862	157,996	507,867	480,210
Transaction costs	538	914	1,415	1,409
Payroll and related costs from management services contracts	2,429	2,516	8,227	7,371
General and administrative expense	31,147	29,677	107,980	94,039
Less:
Net operating income attributable to noncontrolling interests in property partnerships	46,249	43,068	138,896	132,026
Gains from investments in securities	106	1,075	4,240	1,454
Interest and other income	7,178	2,822	14,546	7,049
Gains (losses) on sales of real estate	(15)	7,863	766	122,552
Income (loss) from unconsolidated joint ventures	(649)	(4,313)	47,528	(3,083)
Direct reimbursements of payroll and related costs from management services contracts	2,429	2,516	8,227	7,371
Development and management services revenue	10,303	15,253	29,566	32,963
Company’s share of Net Operating Income	$433,291	$391,141	$1,292,724	$1,142,607

Table of Content

Boston Properties Limited Partnership

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,117	$136,201	$421,214	$483,069
Add:
Preferred distributions	2,625	2,625	7,875	7,875
Noncontrolling interests in property partnerships	18,470	14,850	54,782	46,484
Interest expense	106,471	95,366	309,837	277,790
Loss from early extinguishment of debt	28,010	—	28,010	—
Impairment loss	—	—	22,272	—
Net operating income from unconsolidated joint ventures	23,065	22,511	73,129	54,798
Depreciation and amortization expense	164,020	156,056	501,901	474,383
Transaction costs	538	914	1,415	1,409
Payroll and related costs from management services contracts	2,429	2,516	8,227	7,371
General and administrative expense	31,147	29,677	107,980	94,039
Less:
Net operating income attributable to noncontrolling interests in property partnerships	46,249	43,068	138,896	132,026
Gains from investments in securities	106	1,075	4,240	1,454
Interest and other income	7,178	2,822	14,546	7,049
Gains (losses) on sales of real estate	(15)	9,154	915	126,831
Income (loss) from unconsolidated joint ventures	(649)	(4,313)	47,528	(3,083)
Direct reimbursements of payroll and related costs from management services contracts	2,429	2,516	8,227	7,371
Development and management services revenue	10,303	15,253	29,566	32,963
Company’s share of Net Operating Income	$433,291	$391,141	$1,292,724	$1,142,607

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from investments in securities, interest and other income, gains (losses) on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding the Company’s results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property

Table of Content

level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s percentage ownership interest and, in some cases, after priority allocations), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures does not include its share of gains on sale of real estate from unconsolidated joint ventures which is included within income (loss) from unconsolidated joint ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains from investments in securities, interest and other income, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type including Office, Residential and Hotel.
Beginning in 2019, the Company modified the presentation of its geographic area classification for all periods presented to include the Los Angeles geographic area to align with its method of internal reporting. The Company expanded its presence in the Los Angeles geographic area with its equity method investment in Santa Monica Business Park located in Santa Monica, California. As of September 30, 2019, the Company has equity interests in a portfolio of 27 office and retail properties in the Los Angeles geographic area aggregating approximately 2.3 million net rentable square feet, all of which are owned through investments in unconsolidated joint ventures. The Company is presenting the Los Angeles geographic area as a reportable segment to align with its method of internal reporting given the increased significance as a result of commencing a full reporting period of ownership of the Santa Monica Business Park portfolio. The inclusion of the Los Angeles geographic area has also resulted in a change in the reported measure of segment profit or loss from NOI to the Company’s share of NOI. This change has been reflected in all periods presented and the impact of the change can been seen within the tables below. The Company has not presented rental revenue and rental expenses for properties owned through investments in unconsolidated joint ventures, including those in the Los Angeles geographic area, as the Company accounts for these properties using the equity method of accounting.

Table of Content

Information by geographic area (dollars in thousands):
For the three months ended September 30, 2019:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$224,345	$—	$251,806	$136,290	$95,370	$707,811
Residential	3,809	—	—	—	6,187	9,996
Hotel	13,014	—	—	—	—	13,014
Total	241,168	—	251,806	136,290	101,557	730,821
% of Grand Totals	33.00%	—%	34.45%	18.65%	13.90%	100.00%
Rental Expenses:
Office	81,278	—	98,698	45,900	35,716	261,592
Residential	1,244	—	—	—	2,767	4,011
Hotel	8,743	—	—	—	—	8,743
Total	91,265	—	98,698	45,900	38,483	274,346
% of Grand Totals	33.27%	—%	35.97%	16.73%	14.03%	100.00%
Net operating income	$149,903	$—	$153,108	$90,390	$63,074	$456,475
% of Grand Totals	32.84%	—%	33.54%	19.80%	13.82%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,379)	—	(35,870)	—	—	(46,249)
Add: Company’s share of net operating income from unconsolidated joint ventures	1,686	14,702	(27)	—	6,704	23,065
Company’s share of net operating income	$141,210	$14,702	$117,211	$90,390	$69,778	$433,291
% of Grand Totals	32.60%	3.39%	27.05%	20.86%	16.10%	100.00%
 _______________

(1)
Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Table of Content

For the three months ended September 30, 2018:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$210,277	$—	$237,944	$102,035	$98,275	$648,531
Residential	1,905	—	—	—	4,415	6,320
Hotel	13,664	—	—	—	—	13,664
Total	225,846	—	237,944	102,035	102,690	668,515
% of Grand Totals	33.78%	—%	35.60%	15.26%	15.36%	100.00%
Rental Expenses:
Office	78,089	—	96,795	34,016	35,365	244,265
Residential	1,159	—	—	—	2,565	3,724
Hotel	8,828	—	—	—	—	8,828
Total	88,076	—	96,795	34,016	37,930	256,817
% of Grand Totals	34.30%	—%	37.68%	13.25%	14.77%	100.00%
Net operating income	$137,770	$—	$141,149	$68,019	$64,760	$411,698
% of Grand Totals	33.46%	—%	34.29%	16.52%	15.73%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(8,332)	—	(34,723)	(13)	—	(43,068)
Add: Company’s share of net operating income from unconsolidated joint ventures	781	13,246	1,698	—	6,786	22,511
Company’s share of net operating income	$130,219	$13,246	$108,124	$68,006	$71,546	$391,141
% of Grand Totals	33.29%	3.39%	27.64%	17.39%	18.29%	100.00%

 _______________

(1)
Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Table of Content

For the nine months ended September 30, 2019:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$659,717	$—	$761,993	$391,851	$288,201	$2,101,762
Residential	9,732	—	—	—	16,978	26,710
Hotel	36,796	—	—	—	—	36,796
Total	706,245	—	761,993	391,851	305,179	2,165,268
% of Grand Totals	32.62%	—%	35.19%	18.10%	14.09%	100.00%
Rental Expenses:
Office	238,438	—	292,478	130,733	107,535	769,184
Residential	3,729	—	—	—	8,178	11,907
Hotel	25,686	—	—	—	—	25,686
Total	267,853	—	292,478	130,733	115,713	806,777
% of Grand Totals	33.20%	—%	36.26%	16.20%	14.34%	100.00%
Net operating income	$438,392	$—	$469,515	$261,118	$189,466	$1,358,491
% of Grand Totals	32.27%	—%	34.56%	19.22%	13.95%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(29,783)	—	(108,665)	(448)	—	(138,896)
Add: Company’s share of net operating income from unconsolidated joint ventures	3,276	45,864	3,455	—	20,534	73,129
Company’s share of net operating income	$411,885	$45,864	$364,305	$260,670	$210,000	$1,292,724
% of Grand Totals	31.87%	3.55%	28.18%	20.16%	16.24%	100.00%
 _______________

(1)
Rental Revenue is equal to total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Table of Content

For the nine months ended September 30, 2018:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$623,084	$—	$714,348	$285,410	$296,092	$1,918,934
Residential	4,252	—	—	—	11,026	15,278
Hotel	37,373	—	—	—	—	37,373
Total	664,709	—	714,348	285,410	307,118	1,971,585
% of Grand Totals	33.71%	—%	36.23%	14.48%	15.58%	100.00%
Rental Expenses:
Office	235,560	—	282,395	92,858	106,386	717,199
Residential	2,379	—	—	—	6,530	8,909
Hotel	25,642	—	—	—	—	25,642
Total	263,581	—	282,395	92,858	112,916	751,750
% of Grand Totals	35.06%	—%	37.57%	12.35%	15.02%	100.00%
Net operating income	$401,128	$—	$431,953	$192,552	$194,202	$1,219,835
% of Grand Totals	32.88%	—%	35.41%	15.79%	15.92%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(24,879)	—	(107,420)	273	—	(132,026)
Add: Company’s share of net operating income from unconsolidated joint ventures	2,096	27,222	5,065	—	20,415	54,798
Company’s share of net operating income	$378,345	$27,222	$329,598	$192,825	$214,617	$1,142,607
% of Grand Totals	33.11%	2.38%	28.85%	16.88%	18.78%	100.00%
 _______________

(1)
Rental Revenue is equal to total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

13. Subsequent Events
On October 1, 2019, a joint venture in which the Company has a 50% interest partially placed in-service Dock 72, a Class A office project with approximately 670,000 net rentable square feet located in Brooklyn, New York.
On October 1, 2019, a joint venture in which the Company has a 50% interest partially placed in-service The Hub on Causeway - Residential, an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.
On October 24, 2019, the Company completed and placed in-service 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts.

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
Our core strategy has always been to develop, acquire and manage properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and the weighted-average lease term for all in-service office leases was approximately 8.0 years, as of September 30, 2019, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our top 20 office tenant leases was approximately 11.5 years. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:

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
Outlook
Macroeconomic conditions remained stable and overall favorable for us in the third quarter of 2019. While initial U.S. GDP growth estimates of 1.9% for the third quarter marked a decline from prior quarters, job creation remains steady as the U.S. economy created approximately 470,000 jobs in the third quarter of 2019 and the unemployment rate remained near 50-year lows at 3.5%. Despite these relatively favorable economic statistics, global and U.S. economies are slowing and the Federal Reserve decreased the overnight lending rate by 25 basis points three times during 2019, including its last rate cut in October 2019.
Notwithstanding the potential economic slowdown, we remain optimistic for our industry generally and our Company in particular given the positive economic statistics, low interest rates, strong leasing trends in most of our core markets and the continued success of our development efforts. As a leading developer, owner and manager of marquee Class A office properties in the U.S., our priorities remain focused on the following:

•	ensuring tenant satisfaction;

•	leasing available space in our in-service and development properties, as well as proactively focusing on future lease expirations;

•	completing the construction of our development properties;

•	continuing and completing the redevelopment and repositioning of several key properties to increase future revenue and asset values over the long-term;

•	maintaining discipline in our underwriting of investment opportunities;

•	managing our near-term debt maturities and maintaining our conservative balance sheet; and

•	actively managing our operations in a sustainable and responsible manner.
The overall occupancy of our in-service office and retail properties was 92.6% at September 30, 2019, an increase of 150 basis points from 91.1% at September 30, 2018. During the third quarter, we signed leases across our portfolio totaling approximately 2.0 million square feet, and we commenced revenue recognition on approximately 1.5 million square feet of leases in second generation space. Of these second generation leases, approximately 1.3 million square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 34% over the prior leases.
Our core investment strategy remains unchanged. Other than possible selective acquisitions of “value-add” assets (e.g., assets that require lease-up or repositioning), and acquisitions that are otherwise consistent with our long-term strategy, we intend to continue to focus on investing primarily in higher-yielding new development opportunities. From time to time, due to anticipated market demand, specific tenant considerations and similar factors, we may commence a development project prior to signing leases with tenants.
As of September 30, 2019, our construction/redevelopment pipeline consisted of 14 projects that, when completed, we expect will total approximately 6.3 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $3.6 billion, of which approximately $1.6 billion remains to be invested as of September 30, 2019. Approximately 78% of the commercial space in these development projects was pre-leased as of November 1, 2019.
During the third quarter, we commenced the development of 2100 Pennsylvania Avenue, an approximately 470,000 net rentable square foot Class A office property that will include approximately 440,000 square feet of Class A office space and 30,000 square feet of retail space located in the central business district (“CBD”) of

Table of Content

Washington, DC. The office space is approximately 66% pre-leased and we expect our total investment will be approximately $356 million.
As we continue to focus on the development and acquisition of assets to enhance our long-term growth, we also continually review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market environment. We expect to continue to sell select non-core assets as we move through 2020, subject to market conditions.
A brief overview of each of our markets follows:
Boston
The leasing market in the greater Boston region remains active and strong. The Boston CBD sub-market continues to be driven by a strong flow of new and expanding technology and life science companies, demand from traditional financial and professional services tenants and the ongoing trend of urbanization. During the third quarter of 2019, we executed approximately 572,000 square feet of leases and had approximately 473,000 square feet of leases commence in the Boston region. Approximately 204,000 square feet, of the leases that commenced, had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of approximately 29% over the prior leases. We are also actively working to meet tenant demand in Boston through new development. For example, in the third quarter we continued to place in-service The Hub on Causeway - Podium, a 375,000 square foot creative office space, of which we own 50%, that is 91% leased (including retail) as of November 1, 2019. We also continued development of 100 Causeway Street, a 632,000 square foot office tower, of which we own 50%, that is 87% pre-leased, as of November 1, 2019, and is expected to be delivered in 2021.
Our approximately 1.5 million square foot in-service office portfolio in Cambridge is nearly 100% leased, as of September 30, 2019, and dominated by large users, and continue to generate strong rental rates. During the third quarter of 2019, we continued the redevelopment of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to a tenant for a term of 15 years. We also completed and placed in-service, on October 24, 2019, 145 Broadway, a 485,000 square foot office property that is 98% pre-leased, as of November 1, 2019.
In the suburban Waltham/Lexington sub-market, we continue to experience significant demand within our existing tenant base and from other tenants in the market, particularly from technology and life-science companies seeking space to accommodate their expanding workforces. To capitalize on this demand, in the third quarter of 2019, we acquired 880 and 890 Winter Street in Waltham, Massachusetts. The acquisition consists of two Class A office properties aggregating approximately 392,000 square feet, and is adjacent to our 1.0 million square foot, 58-acre Bay Colony properties in Waltham, Massachusetts. Also during the third quarter of 2019, we commenced the redevelopment of a portion of 200 West Street, a 261,000 square foot Class A office property in Waltham, Massachusetts. The redevelopment is a conversion of a portion of the property to laboratory space to meet growing demand in the life sciences sector.
The primary challenge we have in our Boston portfolio is the lack of available space to meet tenant demand. As a result, we are focused on future lease expirations and are working on expansions and early renewals that are expected to result in increases in future rents. We are also actively marketing new development sites in Boston and Waltham. Rents in Boston, Cambridge and the suburban Waltham/Lexington sub-market have continued to experience strong increases in rental rates along with declines in concessions.
Los Angeles
The market in Los Angeles (“LA”) remains strong, particularly in West LA where our Colorado Center complex, of which we own 50%, and our 21-building Santa Monica Business Park, of which we own 55%, are located. We believe both properties provide us with ample opportunity for future growth, as a majority of the current leases are at below-market rents. We have the opportunity to increase revenue through completing renewals at higher rents on most of the approximately 750,000 square feet of office leases that will expire at the end of 2020 through 2021. As of September 30, 2019, our LA in-service properties are 96.8% leased. We will continue to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.

Table of Content

New York
Occupancy in our CBD New York in-service portfolio was 92.8% as of September 30, 2019, an expected decrease of approximately 2.5% from June 30, 2019 primarily due to temporary downtime between leases. In the third quarter of 2019, we commenced approximately 645,000 square feet of leases in the New York region. Of these leases, approximately 544,000 square feet had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of approximately 44% over the prior leases. During the third quarter of 2019, we signed a 20-year lease renewal with a global law firm for approximately 340,000 square feet at our 599 Lexington Avenue property in New York City. This is an early renewal of a lease scheduled to expire in August 2022.
While rental rate growth in New York City remain muted due to increased supply, leasing activity remains strong due to ongoing demand for new or recently renovated high-quality office space, particularly in midtown Manhattan. We continue to expect stable rent and tenant improvement allowances in our New York submarkets.
San Francisco
Our CBD San Francisco in-service properties are 96.8% leased as of September 30, 2019. During the third quarter of 2019, we commenced approximately 324,000 square feet of leases in the San Francisco region. Of these leases, approximately 95,000 square feet had been vacant for less than one year and represent an increase in net rental obligations (gross rent less operating expenses) of approximately 38% over the prior leases. The San Francisco market conditions remain favorable with market vacancy rates in the low single digits. We anticipate receiving entitlements for the approximately 500,000 square foot first phase of our future development at 4th and Harrison Street by the end of the year with a possible construction commencement in the fourth quarter of 2020.
We also have several large scale development opportunities in Silicon Valley that we are marketing to tenants, including Platform 16, an approximately 1.1 million square foot Class A urban office campus located on a 5.6-acre site in downtown San Jose, California.  Platform 16 is adjacent to Google’s planned eight million square foot transit village and Diridon Station, the largest multi-modal transportation hub in the Bay Area consisting of Caltrain, VTA light-rail, the ACE train, and the planned BART and high-speed rail lines.  In the third quarter of 2019, we completed a joint venture agreement with the Canada Pension Plan Investment Board (“CPPIB”) for CPPIB to acquire a 45% interest, which will support the development of the planned three building campus at Platform 16.
Washington, DC
Market conditions in the Washington, DC CBD have not changed in any meaningful way over the past few quarters. In the Washington, DC region, our focus remains on (1) expanding our development potential in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong, (2) divesting of non-core assets in Washington, DC and select suburban markets and (3) matching development sites with tenants to begin development with significant pre-leasing commitments.
In our Reston, Virginia portfolio, we continued development of Reston Gateway, our mixed-use development project, which will consist of an aggregate of approximately 4.5 million net rentable square feet. The initial phase is approximately 1.1 million net rentable square feet, of which approximately 80% is pre-leased to Fannie Mae. Our Reston, Virginia in-service portfolio was approximately 92% leased as of September 30, 2019 and continues to be the strongest submarket in the region.
Conversely, leasing activity in the Washington, DC CBD remains very competitive primarily because there has been an increase in supply without a corresponding increase in demand. We are reasonably well-leased in the CBD with modest near-term exposure and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through dispositions of non-core assets.

Table of Content

The table below details the leasing activity, including 100% of the unconsolidated joint ventures, during the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	(Square Feet)
Vacant space available at the beginning of the period	2,878,694	3,859,897
Property dispositions/properties taken out of service (1)	(104,084)	(662,790)
Properties acquired vacant space	70,954	70,954
Properties placed (and partially placed) in-service (2)	201,321	348,382
Leases expiring or terminated during the period	2,178,485	4,529,111
Total space available for lease	5,225,370	8,145,554
1st generation leases	423,083	906,707
2nd generation leases with new tenants	524,913	1,972,895
2nd generation lease renewals	991,419	1,979,997
Total space leased (3)	1,939,415	4,859,599
Vacant space available for lease at the end of the period	3,285,955	3,285,955

Leases executed during the period, in square feet (4)	1,958,549	5,908,104

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,516,332	3,952,892
Weighted Average Lease Term	121 Months	117 Months
Weighted Average Free Rent Period	33 Days	92 Days
Total Transaction Costs Per Square Foot (6)	$84.97	$81.79
Increase in Gross Rents (7)	23.28%	14.64%
Increase in Net Rents (8)	34.38%	21.27%
___________________________

(1)
Total square feet of available space associated with property taken out of service during the three months ended September 30, 2019 consists of 104,084 square feet at 200 West Street. Total square feet of available space associated with property dispositions during the nine months ended September 30, 2019 consists of 85,019 square feet at 2600 Tower Oaks Boulevard, 64,140 square feet at 164 Lexington Road, 50,150 square feet at 540 Madison Avenue and 249,739 square feet at One Tower Center. Total square feet of available space associated with properties taken out of service during the nine months ended September 30, 2019 consists of 109,658 square feet at 325 Main Street and 104,084 square feet at 200 West Street.

(2)
Total square feet of property partially placed in-service during the three months ended September 30, 2019 consists of 131,949 at 20 CityPoint and 69,372 at The Hub on Causeway - Podium. Total square feet of property partially placed in-service during the nine months ended September 30, 2019 consists of 131,949 at 20 CityPoint and 216,433 at The Hub on Causeway - Podium.

(3)	Represents leases for which rental revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2019.

(4)
Represents leases executed during the three and nine months ended September 30, 2019 for which we either (1) commenced rental revenue recognition in such period or (2) will commence rental revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and nine months ended September 30, 2019 is 402,699 and 727,222, respectively.

(5)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,516,332 and 3,952,892 square feet of second generation leases that commenced during the three and nine months ended September 30, 2019, respectively, leases for 1,121,324 and 3,233,361 square feet were signed in prior periods.

Table of Content

(6)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

(7)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,285,645 and 3,169,028 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2019, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(8)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,285,645 and 3,169,028 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2019, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Transactions during the three months ended September 30, 2019 included the following:
Development/redevelopment activities

•
On July 16, 2019, we executed a 75-year ground lease with The George Washington University for land parcels at 2100 Pennsylvania Avenue located in Washington, DC and commenced development of an approximately 470,000 net rentable square foot Class A office property pursuant to a development agreement that we entered into with The George Washington University in 2016. The development agreement provided for the execution of the ground lease upon completion of the entitlement process and relocation of existing tenants. Also in 2016, we made a deposit of $15.0 million that, upon execution of the ground lease, will be credited against ground rent payable under the ground lease. In 2017, we entered into a 16-year lease with a tenant for approximately 300,000 net rentable square feet of space at the property.

•
On September 30, 2019, we commenced the redevelopment of 200 West Street, a Class A office project with approximately 261,000 net rentable square feet located in Waltham, Massachusetts. The redevelopment is a conversion of a portion of the property to laboratory space.

Acquisition activity

•
On August 27, 2019, we acquired 880 and 890 Winter Street located in Waltham, Massachusetts for a gross purchase price of approximately $106.0 million in cash. 880 and 890 Winter Street consists of two Class A office properties aggregating approximately 392,000 net rentable square feet.

Unconsolidated joint venture activities

•
On September 5, 2019, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $400.0 million collateralized by its 100 Causeway Street development project located in Boston, Massachusetts. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement) and matures on September 5, 2023, with two, one-year extension options, subject to certain conditions. As of September 30, 2019, approximately $47.7 million has been drawn under the loan. 100 Causeway Street is an approximately 632,000 net rentable square foot Class A office project.

•
On September 16, 2019, a joint venture in which we have a 50% interest received the full reimbursement of costs for certain public infrastructure improvements totaling approximately $28.8 million, which has been reflected as a reduction to the carrying value of the real estate of The Hub on Causeway - Podium property (See Note 5 to the Consolidated Financial Statements).

Table of Content

•
On September 20, 2019, we entered into a joint venture with CPPIB to develop Platform 16 located in San Jose, California. Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space. During 2018, we entered into the ground lease, which provides for the right to purchase all of the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. We contributed the ground lease interest and improvements totaling approximately $28.2 million for our initial 55% interest in the joint venture. CPPIB contributed cash totaling approximately $23.1 million for its initial 45% interest in the joint venture. We will provide customary development, property management and leasing services to the joint venture (See Note 5 to the Consolidated Financial Statements).

Capital markets activities

•
On September 3, 2019, BPLP completed a public offering of $700.0 million in aggregate principal amount of its 2.900% unsecured senior notes due 2030. The notes were priced at 99.954% of the principal amount to yield an effective rate (including financing fees) of approximately 2.984% per annum to maturity. The notes will mature on March 15, 2030, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $693.8 million after deducting underwriting discounts and transaction expenses.

•
On September 18, 2019, BPLP completed the redemption of $700.0 million in aggregate principal amount of its 5.625% senior notes due November 15, 2020. The redemption price was approximately $740.7 million. The redemption price included approximately $13.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 103.90% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $28.0 million, which amount included the payment of the redemption premium totaling approximately $27.3 million.

Transactions completed subsequent to September 30, 2019 included the following:

•
On October 1, 2019, a joint venture in which we have a 50% interest partially placed in-service Dock 72, a Class A office project with approximately 670,000 net rentable square feet located in Brooklyn, New York.

•
On October 1, 2019, a joint venture in which we have a 50% interest partially placed in-service The Hub on Causeway - Residential, an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.

•	On October 24, 2019, we completed and placed in-service 145 Broadway, a build-to-suit Class A office project with approximately 485,000 net rentable square feet located in Cambridge, Massachusetts.
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
Results of Operations for the Nine Months Ended September 30, 2019 and 2018
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $53.6 million and $61.9 million for the nine months ended September 30, 2019 compared to 2018, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to net operating income and net income attributable to Boston Properties Limited Partnership common unitholders to net operating income for the nine months ended September 30, 2019 and 2018 (in thousands):

Table of Content

Boston Properties, Inc.

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$370,200	$423,835	$(53,635)	(12.65)%
Preferred dividends	7,875	7,875	—	—%
Net Income Attributable to Boston Properties, Inc.	378,075	431,710	(53,635)	(12.42)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	43,133	49,128	(5,995)	(12.20)%
Noncontrolling interests in property partnerships	54,782	46,484	8,298	17.85%
Net Income	475,990	527,322	(51,332)	(9.73)%
Other Expenses:
Add:
Interest expense	309,837	277,790	32,047	11.54%
Loss from early extinguishment of debt	28,010	—	28,010	100.00%
Impairment loss	24,038	—	24,038	100.00%
Other Income:
Less:
Gains from investments in securities	4,240	1,454	2,786	191.61%
Interest and other income	14,546	7,049	7,497	106.36%
Gains on sales of real estate	766	122,552	(121,786)	(99.37)%
Income (loss) from unconsolidated joint ventures	47,528	(3,083)	50,611	1,641.62%
Other Expenses:
Add:
Depreciation and amortization expense	507,867	480,210	27,657	5.76%
Transaction costs	1,415	1,409	6	0.43%
Payroll and related costs from management services contracts	8,227	7,371	856	11.61%
General and administrative expense	107,980	94,039	13,941	14.82%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,227	7,371	856	11.61%
Development and management services revenue	29,566	32,963	(3,397)	(10.31)%
Net Operating Income	$1,358,491	$1,219,835	$138,656	11.37%

Table of Content

Boston Properties Limited Partnership

	Nine months ended September 30,
	2019	2018	Increase/(Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$421,214	$483,069	$(61,855)	(12.80)%
Preferred distributions	7,875	7,875	—	—%
Net Income Attributable to Boston Properties Limited Partnership	429,089	490,944	(61,855)	(12.60)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	54,782	46,484	8,298	17.85%
Net Income	483,871	537,428	(53,557)	(9.97)%
Other Expenses:
Add:
Interest expense	309,837	277,790	32,047	11.54%
Loss from early extinguishment of debt	28,010	—	28,010	100.00%
Impairment loss	22,272	—	22,272	100.00%
Other Income:
Less:
Gains from investments in securities	4,240	1,454	2,786	191.61%
Interest and other income	14,546	7,049	7,497	106.36%
Gains on sales of real estate	915	126,831	(125,916)	(99.28)%
Income (loss) from unconsolidated joint ventures	47,528	(3,083)	50,611	1,641.62%
Other Expenses:
Add:
Depreciation and amortization expense	501,901	474,383	27,518	5.80%
Transaction costs	1,415	1,409	6	0.43%
Payroll and related costs from management services contracts	8,227	7,371	856	11.61%
General and administrative expense	107,980	94,039	13,941	14.82%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,227	7,371	856	11.61%
Development and management services revenue	29,566	32,963	(3,397)	(10.31)%
Net Operating Income	$1,358,491	$1,219,835	$138,656	11.37%

At September 30, 2019 and September 30, 2018, we owned or had interests in a portfolio of 196 and 200 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete picture of our performance. Therefore, the comparison of operating results for the three and nine months ended September 30, 2019 and 2018 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Table of Content

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from investments in securities, interest and other income, gains (losses) on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 141 properties totaling approximately 38.1 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to January 1, 2018 and owned and in-service through September 30, 2019. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after January 1, 2018 or disposed of on or prior to September 30, 2019. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2019 and 2018 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2019	2018	Increase/ (Decrease)	% Change	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	Increase/ (Decrease)	% Change
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,895,266	$1,777,635	$117,631	6.62%	$104,426	$24,408	$1,298	$—	$7,935	$14,299	$2,438	$19,998	$2,011,363	$1,836,340	$175,023	9.53%
Termination Income	14,002	1,828	12,174	665.97%	—	—	—	—	—	5	(196)	1,597	13,806	3,430	10,376	302.51%
Lease Revenue	1,909,268	1,779,463	129,805	7.29%	104,426	24,408	1,298	—	7,935	14,304	2,242	21,595	2,025,169	1,839,770	185,399	10.08%
Parking and Other Income	75,414	77,763	(2,349)	(3.02)%	1,043	593	—	—	119	60	17	748	76,593	79,164	(2,571)	(3.25)%
Total Rental Revenue (1)	1,984,682	1,857,226	127,456	6.86%	105,469	25,001	1,298	—	8,054	14,364	2,259	22,343	2,101,762	1,918,934	182,828	9.53%
Real Estate Operating Expenses	717,514	686,524	30,990	4.51%	42,216	12,359	649	—	6,454	6,319	2,351	11,997	769,184	717,199	51,985	7.25%
Net Operating Income (Loss), excluding residential and hotel	1,267,168	1,170,702	96,466	8.24%	63,253	12,642	649	—	1,600	8,045	(92)	10,346	1,332,578	1,201,735	130,843	10.89%
Residential Net Operating Income (Loss) (2)	7,383	7,636	(253)	(3.31)%	7,420	(1,267)	—	—	—	—	—	—	14,803	6,369	8,434	132.42%
Hotel Net Operating Income (2)	11,110	11,731	(621)	(5.29)%	—	—	—	—	—	—	—	—	11,110	11,731	(621)	(5.29)%
Net Operating Income (Loss)	$1,285,661	$1,190,069	$95,592	8.03%	$70,673	$11,375	$649	$—	$1,600	$8,045	$(92)	$10,346	$1,358,491	$1,219,835	$138,656	11.37%
_______________

(1)
Rental Revenue is equal to Revenue less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Revenue per the Consolidated Statements of Operations, excluding the residential and hotel revenue that is noted below. Upon the adoption of ASU-2016-02 “Leases” on January 1, 2019, service income from tenants is included in Lease revenue. Prior to adoption, these amounts were included in the line item for Development and Management Services Revenue. We use Rental Revenue internally as a performance measure and in calculating other non-GAAP financial measures (e.g., NOI), which provides investors with information regarding our performance that is not immediately apparent from the comparable non-GAAP measures and allows investors to compare operating performance between periods.

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 62. Residential Net Operating Income for the nine months ended September 30, 2019 and 2018 is comprised of Residential Revenue of $26,710 and $15,278, less Residential Expenses of $11,907 and $8,909, respectively. Hotel Net Operating Income for the nine months ended September 30, 2019 and 2018 is comprised of Hotel Revenue of $36,796 and $37,373 less Hotel Expenses of $25,686 and $25,642, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $117.6 million for the nine months ended September 30, 2019 compared to 2018. The increase was primarily the result of increases in revenue from our leases and the reclassification of service income from tenants and other income of approximately $103.2 million and $14.4 million, respectively. Lease revenue from our leases increased approximately $103.2 million as a result of our average revenue per square foot increasing by approximately $3.10, which contributed approximately $74.7 million, and an approximately $28.5 million increase due to our average occupancy increasing from 92.4% to 93.9%.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants, overtime HVAC, late fees and other items) that were reclassified on a prospective basis from the development and management services revenue and parking and other income line items of our Consolidated Statements of Operations. As a result, lease revenue increased by approximately $14.4 million and development and management services revenue and parking and other income decreased by approximately $9.0 million and $5.4 million, respectively, for the nine months ended September 30, 2019 (See Note 4 to the Consolidated Financial Statements).
Termination Income
Termination income increased by approximately $12.2 million for the nine months ended September 30, 2019 compared to 2018.
Termination income for the nine months ended September 30, 2019 related to 32 tenants across the Same Property Portfolio and totaled approximately $14.0 million, of which approximately $7.8 million is from two tenants that terminated leases early at 399 Park Avenue in New York City.
Termination income for the nine months ended September 30, 2018 related to 24 tenants across the Same Property Portfolio and totaled approximately $1.8 million and included the sixth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.3 million (See Note 7 to the Consolidated Financial Statements).
Parking and Other Income
Parking and other income decreased by approximately $2.3 million for the nine months ended September 30, 2019 compared to 2018, which was primarily due to the reclassification of approximately $5.4 million of certain nonlease components resulting from the adoption of ASU 2016-02, described above (See Note 4 to the Consolidated Financial Statements). Excluding this reclassification, parking and other income increased by approximately $3.1 million.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $31.0 million, or 4.5%, for the nine months ended September 30, 2019 compared to 2018 due primarily to increases in (1) real estate taxes of approximately $22.5 million, or 6.6%, (2) repairs and maintenance of approximately $5.5 million, or 5.2%, and (3) other real estate operating expenses of approximately $3.0 million, or 1.3%. The increase in real estate taxes was primarily experienced in the New York CBD properties and the increase in repairs and maintenance was primarily experienced in the Boston CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from January 1, 2018 through September 30, 2019. Rental revenue and real estate operating expenses increased by approximately $92.1 million and $32.8 million, respectively, for the nine months ended September 30, 2019 compared to 2018, as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
Office
191 Spring Street	Fourth Quarter, 2017	Fourth Quarter, 2018	170,997	$5,762	$3,282	$2,480	$1,491	$1,164	$327
Salesforce Tower	Fourth Quarter, 2017	Fourth Quarter, 2018	1,420,682	98,131	21,719	76,412	40,248	11,195	29,053
20 CityPoint	Second Quarter, 2019	N/A	211,000	1,576	—	1,576	477	—	477
Total Office			1,802,679	105,469	25,001	80,468	42,216	12,359	29,857

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,783	8,195	1,958	6,237	4,746	3,191	1,555
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	6,128	762	5,366	2,157	796	1,361
Total Residential			684,500	14,323	2,720	11,603	6,903	3,987	2,916
			2,487,179	$119,792	$27,721	$92,071	$49,119	$16,346	$32,773
Properties Acquired Portfolio
The table below lists the property acquired between January 1, 2018 and September 30, 2019. Rental revenue and real estate operating expenses increased by approximately $1.3 million and $0.6 million, respectively, for the nine months ended September 30, 2019 compared to 2018, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2019	2018	Change	2019	2018	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	391,692	$1,298	$—	$1,298	$649	$—	$649
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2018 and September 30, 2019. Rental revenue decreased by approximately $6.3 million and real estate operating expenses increased by approximately $0.1 million for the nine months ended September 30, 2019 compared to 2018, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2019	2018	Change	2019	2018	Change
			(dollars in thousands)
One Five Nine East 53rd Street	August 19, 2016	220,000	$2,781	$2,600	$181	$1,430	$1,215	$215
325 Main Street (1)	May 9, 2019	115,000	(704)	4,555	(5,259)	1,338	1,360	(22)
200 West Street (2)	September 30, 2019	261,000	5,977	7,209	(1,232)	3,686	3,744	(58)
		596,000	$8,054	$14,364	$(6,310)	$6,454	$6,319	$135
___________

(1)
Rental revenue for the nine months ended September 30, 2019 includes the acceleration and write-off of straight-line rent associated with the early termination of a lease at that building. Real estate operating expenses for the nine months ended September 30, 2019 includes approximately $0.7 million of demolition costs.

Table of Content

(2)
Rental revenue and real estate operating expenses for the nine months ended September 30, 2019 are related to the entire building. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2018 and September 30, 2019. Rental revenue and real estate operating expenses decreased by approximately $20.1 million and $9.6 million, respectively, for the nine months ended September 30, 2019 compared to 2018, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
500 E Street, S.W.	January 9, 2018	Office	262,000	$—	$270	$(270)	$—	$129	$(129)
91 Hartwell Avenue	May 24, 2018	Office	119,000	—	1,224	(1,224)	—	654	(654)
Quorum Office Park	September 27, 2018	Office	268,000	—	3,348	(3,348)	—	1,818	(1,818)
1333 New Hampshire Avenue (1)	November 30, 2018	Office	315,000	—	11,839	(11,839)	—	4,335	(4,335)
Tower Oaks	December 20, 2018	Land	N/A	—	255	(255)	—	159	(159)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	159	2,057	(1,898)	189	1,482	(1,293)
One Tower Center	June 3, 2019	Office	410,000	2,100	3,350	(1,250)	2,080	3,286	(1,206)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	82	134	(52)
			1,617,000	$2,259	$22,343	$(20,084)	$2,351	$11,997	$(9,646)
___________

(1)	Rental revenue includes approximately $1.6 million of termination income for the nine months ended September 30, 2018.
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.3 million for the nine months ended September 30, 2019 compared to 2018.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the nine months ended September 30, 2019 and 2018.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average Monthly Rental Rate (1)	$4,471	$4,177	7.0%	$2,401	$2,384	0.7%
Average Rental Rate Per Occupied Square Foot	$4.92	$4.65	5.8%	$2.62	$2.63	(0.4)%
Average Physical Occupancy (2)	95.0%	92.3%	2.9%	92.5%	95.5%	(3.1)%
Average Economic Occupancy (3)	95.2%	91.5%	4.0%	92.0%	94.3%	(2.4)%
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

Table of Content

current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Trends in market rents for a region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.6 million for the nine months ended September 30, 2019 compared to 2018.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2019 and 2018.

	2019	2018	Percentage Change
Occupancy	86.7%	87.7%	(1.1)%
Average daily rate	$280.18	$278.91	0.5%
Revenue per available room, REVPAR	$242.98	$244.63	(0.7)%
Other Operating Income and Expense Items
Development and Management Services
Development and management services revenue decreased by an aggregate of approximately $3.4 million for the nine months ended September 30, 2019 compared to 2018. Development revenue increased by approximately $7.4 million while management services revenue decreased by approximately $10.8 million. The increase in development revenue is primarily related to an increase in development fees and fees associated with tenant improvement projects earned from a third-party owned project in the Washington, DC region.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants) that were reclassified on a prospective basis from this line item of our Consolidated Statements of Operations to Lease revenue. For the nine months ended September 30, 2018, management services revenue included $8.1 million of service income from tenants. Excluding this reclassification, management services revenue would have decreased by approximately $2.7 million due primarily to a $5.2 million decrease in leasing commissions offset by a $2.5 million increase in other management services revenue. The decrease in leasing commissions was primarily from a Boston unconsolidated joint venture and a third-party managed building in New York City. The increase in other management services revenue was primarily due to property and asset management fees we earned from our Santa Monica Business Park unconsolidated joint venture, which we acquired on July 19, 2018.
General and Administrative Expense
General and administrative expense increased by approximately $13.9 million for the nine months ended September 30, 2019 compared to 2018 primarily due to compensation expense and other general and administrative expenses increasing by approximately $12.6 million and $1.3 million, respectively. The increase in compensation expense was related to (1) an approximately $7.0 million increase related to a decrease in capitalized wages as a result of (a) approximately $5.4 million attributable to no longer being able to capitalize internal leasing and legal wages related to successful lease execution, and (b) approximately $1.6 million of external legal costs that could no longer be capitalized, (2) an approximately $2.7 million increase in the value of our deferred compensation plan and (3) an approximately $2.9 million increase related to other compensation expenses. The decrease in capitalized wages is shown as an increase to general and administrative expense as some of these costs are capitalized and included in real estate assets on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to an increase in professional fees and taxes.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and they are amortized over the useful lives of the applicable asset or lease term. On January 1, 2019, we adopted ASU 2016-02 and therefore, as a lessor, we may only capitalize incremental direct leasing costs. As a result, we no longer capitalize internal and external legal costs and internal

Table of Content

leasing wages; instead, we are required to expense these and other non-incremental costs as incurred (See Note 4 to the Consolidated Financial Statements).
Capitalized wages for the nine months ended September 30, 2019 and 2018 were approximately $8.1 million and $13.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $6,000 for the nine months ended September 30, 2019 compared to 2018. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $27.7 million for the nine months ended September 30, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the nine months ended September 30,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$460,562	$461,768	$(1,206)
Properties Placed in-Service Portfolio	33,286	9,843	23,443
Properties Acquired Portfolio	873	—	873
Properties in Development or Redevelopment Portfolio (1)	12,070	2,200	9,870
Properties Sold Portfolio	1,076	6,399	(5,323)
	$507,867	$480,210	$27,657
___________

(1)
On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements). As a result, during the nine months ended September 30, 2019, we recorded approximately $9.9 million of accelerated depreciation expense for the demolition of the building, of which approximately $0.4 million related to the step-up of real estate assets.

Table of Content

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $27.5 million for the nine months ended September 30, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the nine months ended September 30,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$454,975	$455,941	$(966)
Properties Placed in-Service Portfolio	33,286	9,843	23,443
Properties Acquired Portfolio	873	—	873
Properties in Development or Redevelopment Portfolio (1)	11,691	2,200	9,491
Properties Sold Portfolio	1,076	6,399	(5,323)
	$501,901	$474,383	$27,518
___________

(1)
On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements). As a result, during the nine months ended September 30, 2019, we recorded approximately $9.5 million of accelerated depreciation expense for the demolition of the building.

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
Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
Income (loss) from unconsolidated joint ventures increased by approximately $50.6 million for the nine months ended September 30, 2019 compared to 2018 primarily due to an approximately $47.3 million gain on sale of real estate from the sale of 540 Madison Avenue and approximately $22.4 million of accelerated depreciation during the nine months ended September 30, 2018 that resulted in a decrease of approximately $4.5 million to our net income from our Metropolitan Square joint venture in Washington, DC that did not recur in 2019, partially offset by approximately $1.2 million of net losses from other joint ventures during the nine months ended September 30, 2019.
On June 27, 2019, a joint venture in which we have a 60% interest completed the sale of its 540 Madison Avenue property located in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. Net cash proceeds totaled approximately $178.7 million, of which our share was approximately $107.1 million, after the payment of transaction costs. We recognized a gain on sale of real estate totaling approximately $47.3 million (See Note 5 to the Consolidated Financial Statements).
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

Table of Content

Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $121.8 million for the nine months ended September 30, 2019 compared to 2018, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	(Losses) Gains on Sale of Real Estate
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.5
				$64.7	$61.8	$1.1	(1)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$96.4
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.5
Quorum Office Park	September 27, 2018	Office	268,000	35.3	34.3	7.9
				$176.1	$172.1	$119.8	(2)
___________

(1)
Excludes approximately $0.3 million of losses on sales of real estate recognized during the nine months ended September 30, 2019 related to loss amounts from sales of real estate occurring in prior years.

(2)
Excludes approximately $2.8 million of gains on sales of real estate recognized during the nine months ended September 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $125.9 million for the nine months ended September 30, 2019 compared to 2018, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	(Losses) Gains on Sale of Real Estate
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.6
				$64.7	$61.8	$1.2	(1)
2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$98.9
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.9
Quorum Office Park	September 27, 2018	Office	268,000	35.3	34.3	9.2
				$176.1	$172.1	$124.0	(2)
___________

(1)
Excludes approximately $0.3 million of losses on sales of real estate recognized during the nine months ended September 30, 2019 related to loss amounts from sales of real estate occurring in prior years.

(2)
Excludes approximately $2.8 million of gains on sales of real estate recognized during the nine months ended September 30, 2018 related to gain amounts from sales of real estate occurring in prior years.

Interest and Other Income
Interest and other income increased by approximately $7.5 million for the nine months ended September 30, 2019 compared to 2018 due to increased cash balances.

Table of Content

Gains from Investments in Securities
Gains from investments in securities for the nine months ended September 30, 2019 and 2018 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and directors. Under the deferred compensation plans, each officer or director who is eligible to participate is permitted to defer a portion of the officer’s current income or the director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or director. This enables us to generally match our liabilities to BXP’s officers or directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2019 and 2018, we recognized gains of approximately $4.2 million and $1.5 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $4.2 million and $1.5 million during the nine months ended September 30, 2019 and 2018, respectively, as a result of an increase in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and directors of BXP participating in the plans.
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
Loss From Early Extinguishment of Debt
On September 18, 2019, BPLP completed the redemption of $700.0 million in aggregate principal amount of its 5.625% senior notes due November 15, 2020. The redemption price was approximately $740.7 million. The redemption price included approximately $13.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 103.90% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $28.0 million, which amount included the payment of the redemption premium totaling approximately $27.3 million.

Table of Content

Interest Expense
Interest expense increased by approximately $32.0 million for the nine months ended September 30, 2019 compared to 2018, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2019 compared to September 30, 2018
(in thousands)
Increases to interest expense due to:
Issuance of $1 billion in aggregate principal of 4.500% senior notes due 2028 on November 28, 2018	$33,966
Decrease in capitalized interest related to development projects	15,534
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	8,062
Utilization of the 2017 Credit Facility	5,550
Increase in interest due to finance leases	5,193
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	1,579
Total increases to interest expense	69,884
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.875% senior notes due 2019 on December 13, 2018	(30,887)
Increase in capitalized interest related to development projects that had finance leases	(5,193)
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(1,422)
Other interest expense (excluding senior notes)	(335)
Total decreases to interest expense	(37,837)
Total change in interest expense	$32,047

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2019 and 2018 was approximately $41.3 million and $51.6 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2019, our outstanding variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit facility (the “2017 Credit Facility”), which includes the $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) and the $1.5 billion revolving line of credit (the “Revolving Facility”). The Delayed Draw Facility had $500.0 million outstanding at September 30, 2019. At September 30, 2019, the Revolving Facility did not have any borrowings outstanding. For a summary of our consolidated debt as of September 30, 2019 and September 30, 2018 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $8.3 million for the nine months ended September 30, 2019 compared to 2018, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2019	2018	Change
	(in thousands)
Salesforce Tower (1)	$116	$(403)	$519
767 Fifth Avenue (the General Motors Building)	2,811	1,348	1,463
Times Square Tower	20,680	20,215	465
601 Lexington Avenue	14,909	13,781	1,128
100 Federal Street (2)	9,187	4,521	4,666
Atlantic Wharf Office	7,079	7,022	57
	$54,782	$46,484	$8,298
___________

(1)	On April 1, 2019, we acquired our partner’s 5% interest. See Note 8 to the Consolidated Financial Statements.

(2)	The increase was primarily due to an increase in lease revenue from our tenants.
Noncontrolling interest - Common Units of the Operating Partnership
For BXP, noncontrolling interest–common units of the Operating Partnership decreased by approximately $6.0 million for the nine months ended September 30, 2019 compared to 2018 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2018, partially offset by an increase in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2019 and 2018
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $11.3 million and $14.1 million for the three months ended September 30, 2019 compared to 2018, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended September 30, 2019 and 2018. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 62.

Table of Content

Boston Properties, Inc.

	Three months ended September 30,
	2019	2018	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$107,771	$119,118	$(11,347)	(9.53)%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	110,396	121,743	(11,347)	(9.32)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of Boston Properties Limited Partnership	12,504	13,852	(1,348)	(9.73)%
Noncontrolling interests in property partnerships	18,470	14,850	3,620	24.38%
Net Income	141,370	150,445	(9,075)	(6.03)%
Other Expenses:
Add:
Interest expense	106,471	95,366	11,105	11.64%
Loss from early extinguishment of debt	28,010	—	28,010	100.00%
Other Income:
Less:
Gains from investments in securities	106	1,075	(969)	(90.14)%
Interest and other income	7,178	2,822	4,356	154.36%
Gains (losses) on sales of real estate	(15)	7,863	(7,878)	(100.19)%
Income (loss) from unconsolidated joint ventures	(649)	(4,313)	3,664	84.95%
Other Expenses:
Add:
Depreciation and amortization expense	165,862	157,996	7,866	4.98%
Transaction costs	538	914	(376)	(41.14)%
Payroll and related costs from management services contracts	2,429	2,516	(87)	(3.46)%
General and administrative expense	31,147	29,677	1,470	4.95%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,429	2,516	(87)	(3.46)%
Development and management services revenue	10,303	15,253	(4,950)	(32.45)%
Net Operating Income	$456,475	$411,698	$44,777	10.88%

Table of Content

Boston Properties Limited Partnership

	Three months ended September 30,
	2019	2018	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$122,117	$136,201	$(14,084)	(10.34)%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	124,742	138,826	(14,084)	(10.15)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	18,470	14,850	3,620	24.38%
Net Income	143,212	153,676	(10,464)	(6.81)%
Other Expenses:
Add:
Interest expense	106,471	95,366	11,105	11.64%
Loss from early extinguishment of debt	28,010	—	28,010	100.00%
Less:
Gains from investments in securities	106	1,075	(969)	(90.14)%
Interest and other income	7,178	2,822	4,356	154.36%
Gains (losses) on sales of real estate	(15)	9,154	(9,169)	(100.16)%
Income (loss) from unconsolidated joint ventures	(649)	(4,313)	3,664	84.95%
Other Expenses:
Add:
Depreciation and amortization expense	164,020	156,056	7,964	5.10%
Transaction costs	538	914	(376)	(41.14)%
Payroll and related costs from management services contracts	2,429	2,516	(87)	(3.46)%
General and administrative expense	31,147	29,677	1,470	4.95%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,429	2,516	(87)	(3.46)%
Development and management services revenue	10,303	15,253	(4,950)	(32.45)%
Net Operating Income	$456,475	$411,698	$44,777	10.88%

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018.
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 142 properties totaling approximately 38.6 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or fully placed in-service on or prior to July 1, 2018 and owned and in-service through September 30, 2019. The Total Property Portfolio includes the effects of the other properties either placed in-service, acquired or in development or redevelopment after July 1, 2018 or disposed of on or prior to September 30, 2019. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2019 and 2018 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

Table of Content

	Same Property Portfolio				Properties Placed In-Service Portfolio		Properties Acquired Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
(dollars in thousands)	2019	2018	Increase/(Decrease)	% Change	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	Increase/(Decrease)	% Change
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$636,047	$596,361	$39,686	6.65%	$40,495	$13,671	$1,298	$—	$2,577	$4,737	$—	$6,091	$680,417	$620,860	$59,557	9.59%
Termination Income	1,960	818	1,142	139.61%	—	—	—	—	—	—	—	532	1,960	1,350	610	45.19%
Lease Revenue	638,007	597,179	40,828	6.84%	40,495	13,671	1,298	—	2,577	4,737	—	6,623	682,377	622,210	60,167	9.67%
Parking and Other Income	25,214	25,802	(588)	(2.28)%	213	253	—	—	7	20	—	246	25,434	26,321	(887)	(3.37)%
Total Rental Revenue (1)	663,221	622,981	40,240	6.46%	40,708	13,924	1,298	—	2,584	4,757	—	6,869	707,811	648,531	59,280	9.14%
Real Estate Operating Expenses	243,547	232,446	11,101	4.78%	15,470	5,921	649	—	1,926	2,145	—	3,753	261,592	244,265	17,327	7.09%
Net Operating Income, excluding residential and hotel	419,674	390,535	29,139	7.46%	25,238	8,003	649	—	658	2,612	—	3,116	446,219	404,266	41,953	10.38%
Residential Net Operating Income (2)	4,114	2,479	1,635	65.95%	1,871	117	—	—	—	—	—	—	5,985	2,596	3,389	130.55%
Hotel Net Operating Income (2)	4,271	4,836	(565)	(11.68)%	—	—	—	—	—	—	—	—	4,271	4,836	(565)	(11.68)%
Net Operating Income	$428,059	$397,850	$30,209	7.59%	$27,109	$8,120	$649	$—	$658	$2,612	$—	$3,116	$456,475	$411,698	$44,777	10.88%
_______________

(1)
Rental Revenue is equal to Revenue less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Revenue per the Consolidated Statements of Operations, excluding the residential and hotel revenue that is noted below. Upon the adoption of ASU-2016-02 “Leases” on January 1, 2019, service income from tenants is included in Lease revenue. Prior to adoption, these amounts were included in the line item for Development and Management Services Revenue. We use Rental Revenue internally as a performance measure and in calculating other non-GAAP financial measures (e.g., NOI), which provides investors with information regarding our performance that is not immediately apparent from the comparable non-GAAP measures and allows investors to compare operating performance between periods.

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 62. Residential Net Operating Income for the three months ended September 30, 2019 and 2018 is comprised of Residential Revenue of $9,996 and $6,320, less Residential Expenses of $4,011 and $3,724, respectively. Hotel Net Operating Income for the three months ended September 30, 2019 and 2018 is comprised of Hotel Revenue of $13,014 and $13,664 less Hotel Expenses of $8,743 and $8,828, respectively, per the Consolidated Statements of Operations.

Table of Content

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $39.7 million for the three months ended September 30, 2019 compared to 2018. The increase was primarily the result of increases in revenue from our leases and the reclassification of service income from tenants and other income of approximately $34.8 million and $4.9 million, respectively. Lease revenue from our leases increased approximately $34.8 million as a result of our average revenue per square foot increasing by approximately $3.20, which contributed approximately $26.7 million, and an approximately $8.1 million increase due to our average occupancy increasing from 92.6% to 93.8%.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants, overtime HVAC, late fees and other items) that were reclassified on a prospective basis from the development and management services revenue and parking and other income line items of our Consolidated Statements of Operations. As a result, lease revenue increased by approximately $4.9 million and development and management services revenue and parking and other income decreased by approximately $3.2 million and $1.7 million, respectively, for the three months ended September 30, 2019 (See Note 4 to the Consolidated Financial Statements).
Termination Income
Termination income increased by approximately $1.1 million for the three months ended September 30, 2019 compared to 2018.
Termination income for the three months ended September 30, 2019 related to 18 tenants across the Same Property Portfolio and totaled approximately $2.0 million, of which approximately $1.0 million is from a tenant that terminated a lease early at 399 Park Avenue in New York City.
Termination income for the three months ended September 30, 2018 related to 11 tenants across the Same Property Portfolio and totaled approximately $0.8 million and included the sixth interim distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.3 million (See Note 7 to the Consolidated Financial Statements).
Parking and Other Income
Parking and other income decreased by approximately $0.6 million for the three months ended September 30, 2019 compared to 2018, which was primarily due to the reclassification of approximately $1.7 million of certain nonlease components resulting from the adoption of ASU 2016-02, described above (See Note 4 to the Consolidated Financial Statements). Excluding this reclassification, parking and other income increased by approximately $1.1 million.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $11.1 million, or 4.8%, for the three months ended September 30, 2019 compared to 2018 due primarily to increases in real estate taxes of approximately $8.3 million, or 7.1%, and other real estate operating expenses of approximately $2.8 million, or 2.4%. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Placed In-Service Portfolio
The table below lists the properties placed in-service or partially placed in-service from July 1, 2018 through September 30, 2019. Rental revenue and real estate operating expenses increased by approximately $28.7 million and $9.7 million, respectively, for the three months ended September 30, 2019 compared to 2018, as detailed below.

Table of Content

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
Office
191 Spring Street	Fourth Quarter, 2017	Fourth Quarter, 2018	170,997	$2,001	$1,432	$569	$516	$312	$204
Salesforce Tower	Fourth Quarter, 2017	Fourth Quarter, 2018	1,420,682	37,131	12,492	24,639	14,477	5,609	8,868
20 CityPoint	Second Quarter, 2019	N/A	211,000	1,576	—	1,576	477	—	477
Total Office			1,802,679	40,708	13,924	26,784	15,470	5,921	9,549

Residential
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	2,607	719	1,888	736	602	134
Total Residential			166,717	2,607	719	1,888	736	602	134
			1,969,396	$43,315	$14,643	$28,672	$16,206	$6,523	$9,683
Properties Acquired Portfolio
The table below lists the property acquired between July 1, 2018 and September 30, 2019. Rental revenue and real estate operating expenses increased by approximately $1.3 million and $0.6 million, respectively, for the three months ended September 30, 2019 compared to 2018, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date acquired	Square Feet	2019	2018	Change	2019	2018	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	391,692	$1,298	$—	$1,298	$649	$—	$649
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between July 1, 2018 and September 30, 2019. Rental revenue and real estate operating expenses decreased by approximately $2.2 million and $0.2 million, respectively, for the three months ended September 30, 2019 compared to 2018, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date commenced development / redevelopment	Square Feet	2019	2018	Change	2019	2018	Change
			(dollars in thousands)
One Five Nine East 53rd Street	August 19, 2016	220,000	$919	$885	$34	$476	$433	$43
325 Main Street (1)	May 9, 2019	115,000	49	1,524	(1,475)	298	457	(159)
200 West Street (2)	September 30, 2019	261,000	1,616	2,348	(732)	1,152	1,255	(103)
		596,000	$2,584	$4,757	$(2,173)	$1,926	$2,145	$(219)
___________

(1)	Real estate operating expenses for the three months ended September 30, 2019 includes approximately $0.3 million of demolition costs.

(2)
Rental revenue and real estate operating expenses for the three months ended September 30, 2019 are related to the entire building. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.

Table of Content

Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2018 and September 30, 2019. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $6.9 million and $3.8 million, respectively, for the three months ended September 30, 2019 compared to 2018, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
Quorum Office Park	September 27, 2018	Office	268,000	$—	$1,075	$(1,075)	$—	$592	$(592)
1333 New Hampshire Avenue (1)	November 30, 2018	Office	315,000	—	3,898	(3,898)	—	1,446	(1,446)
Tower Oaks	December 20, 2018	Land	N/A	—	85	(85)	—	51	(51)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	—	698	(698)	—	509	(509)
One Tower Center	June 3, 2019	Office	410,000	—	1,113	(1,113)	—	1,117	(1,117)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	—	38	(38)
			1,236,000	$—	$6,869	$(6,869)	$—	$3,753	$(3,753)
___________

(1)	Rental revenue includes approximately $0.5 million of termination income for the three months ended September 30, 2018.

Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $1.6 million for the three months ended September 30, 2019 compared to 2018.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center and Signature at Reston for the three months ended September 30, 2019 and 2018.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston
	2019	2018	Percentage Change	2019	2018	Percentage Change	2019	2018	Percentage Change
Average Monthly Rental Rate (1)	$4,498	$4,340	3.6%	$2,447	$2,440	0.3%	$2,379	$2,084	14.2%
Average Rental Rate Per Occupied Square Foot	$4.99	$4.80	4.0%	$2.66	$2.67	(0.4)%	$2.56	$2.30	11.3%
Average Physical Occupancy (2)	95.4%	95.0%	0.4%	92.9%	92.6%	0.3%	74.5%	32.6%	128.5%
Average Economic Occupancy (3)	95.2%	94.8%	0.4%	93.0%	92.1%	1.0%	68.9%	26.0%	165.0%
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

Table of Content

region as reported by others could vary. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.6 million for the three months ended September 30, 2019 compared to 2018.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2019 and 2018.

	2019	2018	Percentage Change
Occupancy	90.7%	91.6%	(1.0)%
Average daily rate	$293.45	$292.81	0.2%
Revenue per available room, REVPAR	$266.31	$268.35	(0.8)%
Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by an aggregate of approximately $5.0 million for the three months ended September 30, 2019 compared to 2018. Development revenue increased by approximately $2.7 million while management services revenue decreased by approximately $7.7 million. The increase in development revenue is primarily related to an increase in development fees and fees associated with tenant improvement projects earned from a third-party owned project in the Washington, DC region.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants) that were reclassified on a prospective basis from this line item of our Consolidated Statements of Operations to Lease revenue. For the three months ended September 30, 2018, management services revenue included $2.9 million of service income from tenants. Excluding this reclassification, management services revenue would have decreased by approximately $4.8 million due primarily to a decrease in leasing commissions from a Boston unconsolidated joint venture and a third-party managed building in New York City.
General and Administrative Expense
General and administrative expense increased by approximately $1.5 million for the three months ended September 30, 2019 compared to 2018 due to compensation expense and other general and administrative expenses increasing by approximately $1.3 million and $0.2 million, respectively. The increase in compensation expense was related to an approximately $2.3 million increase related to a decrease in capitalized wages, as a result of (a) approximately $1.6 million attributable to no longer being able to capitalize internal leasing and legal wages related to successful lease execution, and (b) approximately $0.7 million of external legal costs that could no longer be capitalized, and an approximately $0.7 million increase related to other compensation expenses. These increases were partially offset by an approximately $1.0 million decrease in the value of the deferred compensation plan and an approximately $0.7 million difference between the unrecognized expense remaining from the 2015-2018 MYLTIP Units compared to the expense that was recognized for the newly issued 2019 MYLTIP Units. The decrease in capitalized wages is shown as an increase to general and administrative expense as some of these costs are capitalized and included in real estate assets on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to an increase in professional fees and taxes.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and they are amortized over the useful lives of the applicable asset or lease term. On January 1, 2019, we adopted ASU 2016-02 and therefore, as a lessor, we may only capitalize incremental direct leasing costs. As a result, we no longer capitalize internal and external legal costs and internal leasing wages; instead, we are required to expense these and other non-incremental costs as incurred (See Note 4 to the Consolidated Financial Statements).

Table of Content

Capitalized wages for the three months ended September 30, 2019 and 2018 were approximately $2.6 million and $4.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $7.9 million for the three months ended September 30, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the three months ended September 30,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$154,269	$151,426	$2,843
Properties Placed in-Service Portfolio	10,131	3,834	6,297
Properties Acquired Portfolio	873	—	873
Properties in Development or Redevelopment Portfolio	589	709	(120)
Properties Sold Portfolio	—	2,027	(2,027)
	$165,862	$157,996	$7,866
Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $8.0 million for the three months ended September 30, 2019 compared to 2018, as detailed below.

	Depreciation and Amortization Expense for the three months ended September 30,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$152,427	$149,486	$2,941
Properties Placed in-Service Portfolio	10,131	3,834	6,297
Properties Acquired Portfolio	873	—	873
Properties in Development or Redevelopment Portfolio	589	709	(120)
Properties Sold Portfolio	—	2,027	(2,027)
	$164,020	$156,056	$7,964

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

Table of Content

Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
Income (loss) from unconsolidated joint ventures increased by approximately $3.7 million for the three months ended September 30, 2019 compared to 2018 primarily due to approximately $22.4 million of accelerated depreciation during the three months ended September 30, 2018 that resulted in a decrease of approximately $4.5 million to our net income from our Metropolitan Square joint venture in Washington, DC that did not recur in 2019, partially offset by net losses from other joint ventures during the three months ended September 30, 2019.
Gains (Losses) on Sales of Real Estate
The gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Form 10-Q.
Boston Properties, Inc.
Gains (losses) on sales of real estate decreased by approximately $7.9 million for the three months ended September 30, 2019 compared to 2018, as detailed below (dollars in millions).

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gains (Losses) on Sales of Real Estate
2019
None	N/A	N/A	—	$—	$—	$—	(1)

2018
Quorum Office Park	September 27, 2018	Office	268,000	$35.3	$34.3	$7.9
___________

(1)
Excludes approximately $15,000 of losses on sales of real estate recognized during the three months ended September 30, 2019 related to a sale of real estate that occurred during the three months ended June 30, 2019.

Boston Properties Limited Partnership
Gains (losses) on sales of real estate decreased by approximately $9.2 million for the three months ended September 30, 2019 compared to 2018, as detailed below (dollars in millions).

Name	Date Sold	Property Type	Square Feet	Sale Price	Cash Proceeds	Gains (Losses) on Sale of Real Estate
2019
None	N/A	N/A	—	$—	$—	$—	(1)

2018
Quorum Office Park	September 27, 2018	Office	268,000	$35.3	$34.3	$9.2
___________

(1)
Excludes approximately $15,000 of losses on sales of real estate recognized during the three months ended September 30, 2019 related to a sale of real estate that occurred during the three months ended June 30, 2019.

Interest and Other Income
Interest and other income increased by approximately $4.4 million for the three months ended September 30, 2019 compared to 2018 due primarily to increased cash balances.

Table of Content

Gains from Investments in Securities
Gains from investments in securities for the three months ended September 30, 2019 and 2018 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and directors. Under the deferred compensation plans, each officer or director who is eligible to participate is permitted to defer a portion of the officer’s current income or the director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or director. This enables us to generally match our liabilities to BXP’s officers and directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended September 30, 2019 and 2018, we recognized gains of approximately $0.1 million and $1.1 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $0.1 million and $1.1 million during the three months ended September 30, 2019 and 2018, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers or directors of BXP participating in the plans.
Loss From Early Extinguishment of Debt
On September 18, 2019, BPLP completed the redemption of $700.0 million in aggregate principal amount of its 5.625% senior notes due November 15, 2020. The redemption price was approximately $740.7 million. The redemption price included approximately $13.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 103.90% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $28.0 million, which amount included the payment of the redemption premium totaling approximately $27.3 million.

Table of Content

Interest Expense
Interest expense increased by approximately $11.1 million for the three months ended September 30, 2019 compared to 2018, as detailed below.

Component	Change in interest expense for the three months ended September 30, 2019 compared to September 30, 2018
(in thousands)
Increases to interest expense due to:
Issuance of $1 billion in aggregate principal of 4.500% senior notes due 2028 on November 28, 2018	$11,323
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	7,258
Decrease in capitalized interest related to development projects	3,567
Increase in interest due to finance leases	3,156
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	1,579
Other interest expense (excluding senior notes)	19
Total increases to interest expense	26,902
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.875% senior notes due 2019 on December 13, 2018	(10,296)
Increase in capitalized interest related to development projects that had finance leases	(3,156)
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(1,424)
Utilization of the 2017 Credit Facility	(921)
Total decreases to interest expense	(15,797)
Total change in interest expense	$11,105
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on these portions and interest is then expensed. Interest capitalized for the three months ended September 30, 2019 and 2018 was approximately $16.2 million and $16.6 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2019, our outstanding variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility, which includes the $500.0 million Delayed Draw Facility and the $1.5 billion Revolving Facility. The Delayed Draw Facility had $500.0 million outstanding at September 30, 2019. At September 30, 2019, the Revolving Facility did not have any borrowings outstanding. For a summary of our consolidated debt as of September 30, 2019 and September 30, 2018 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Table of Content

Noncontrolling interests in property partnerships
Noncontrolling interests in property partnerships increased by approximately $3.6 million for the three months ended September 30, 2019 compared to 2018, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2019	2018	Change
	(in thousands)
Salesforce Tower (1)	$—	$(97)	$97
767 Fifth Avenue (the General Motors Building)	440	902	(462)
Times Square Tower	6,760	6,589	171
601 Lexington Avenue	5,374	3,594	1,780
100 Federal Street (2)	3,503	1,496	2,007
Atlantic Wharf Office	2,393	2,366	27
	$18,470	$14,850	$3,620
___________

(1)	On April 1, 2019, we acquired our partner’s 5% interest. See Note 8 to the Consolidated Financial Statements.

(2)	This increase was primarily due to an increase in lease revenue from our tenants.
Noncontrolling Interest—Common Units of Boston Properties Limited Partnership
For BXP, noncontrolling interest–common units of Boston Properties Limited Partnership decreased by approximately $1.3 million for the three months ended September 30, 2019 compared to 2018 due primarily to a decrease in allocable income partially offset by an increase in the noncontrolling interest’s ownership percentage. Due to our UPREIT ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:

•	fund normal recurring expenses;

•	meet debt service and principal repayment obligations;

•	fund development/redevelopment costs;

•	fund capital expenditures, including major renovations, tenant improvements and leasing costs;

•	fund planned and possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein;

•	fund dividend requirements on BXP’s Series B Preferred Stock; and

•	make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:

•	cash flow from operations;

•	distribution of cash flows from joint ventures;

•	cash and cash equivalent balances;

•	BPLP’s 2017 Credit Facility and other short-term bridge facilities;

•	construction loans;

•	long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);

•	sales of real estate; and

•	issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP.
We draw on multiple financing sources to fund our long-term capital needs. Our current development properties are expected to be primarily funded with our available cash balances, construction loans and BPLP’s Revolving Facility. We use BPLP’s Revolving Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we

Table of Content

may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

Table of Content

The following table presents information on properties under construction and redevelopment as of September 30, 2019 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 9/30/2019 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
The Hub on Causeway - Podium (50% ownership)	Q4 2019	Boston, MA	1	375,000	$132,244	$141,870	$87,900	$73,425	$—	91%	(6)
145 Broadway	Q4 2019	Cambridge, MA	1	485,000	295,962	366,400	—	—	70,438	98%	(7)
17Fifty Presidents Street	Q3 2020	Reston, VA	1	276,000	103,647	142,900	—	—	39,253	100%
20 CityPoint	Q1 2021	Waltham, MA	1	211,000	78,463	97,000	—	—	18,537	63%	(8)
Dock 72 (50% ownership)	Q3 2021	Brooklyn, NY	1	670,000	183,842	243,150	125,000	79,446	13,754	33%	(7)
325 Main Street	Q3 2022	Cambridge, MA	1	420,000	75,570	418,400	—	—	342,830	90%
100 Causeway Street (50% ownership)	Q3 2022	Boston, MA	1	632,000	96,407	267,300	200,000	23,873	—	87%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Q3 2022	Bethesda, MD	1	734,000	85,218	198,900	127,500	19,813	5,995	100%
Reston Gateway	Q4 2023	Reston, VA	2	1,062,000	118,575	715,300	—	—	596,725	80%
2100 Pennsylvania Avenue	Q3 2024	Washington, DC	1	469,000	61,521	356,100	—	—	294,579	61%
Total Office Properties under Construction			11	5,334,000	1,231,449	2,947,320	540,400	196,557	1,382,111	80%
Residential
The Hub on Causeway - Residential (440 units) (50% ownership)	Q4 2021	Boston, MA	1	320,000	127,558	153,500	90,000	57,593	—	24%	(7)
The Skylyne (MacArthur Station Residences) (402 units)	Q4 2021	Oakland, CA	1	324,000	164,132	263,600	—	—	99,468	N/A	(9)
Total Residential Properties under Construction			2	644,000	291,690	417,100	90,000	57,593	99,468	24%
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	Q3 2020	New York, NY	—	220,000	122,329	150,000	—	—	27,671	96%	(10)
200 West Street	Q4 2021	Waltham, MA	—	126,000	808	47,800	—	—	46,992	—%	(11)
Total Properties under Redevelopment			—	346,000	123,137	197,800	—	—	74,663	61%
Total Properties under Construction and Redevelopment			13	6,324,000	$1,646,276	$3,562,220	$630,400	$254,150	$1,556,242	78%	(12)
___________

(1)	Represents our share.

(2)
Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2019.

(3)	Includes approximately $137.2 million of unpaid but accrued construction costs and leasing commissions.

(4)	Excludes approximately $137.2 million of unpaid but accrued construction costs and leasing commissions.

(5)	Represents percentage leased as of November 1, 2019, including leases with future commencement dates.

(6)	This property is 49% placed in-service as of September 30, 2019.

(7)	This property was placed in-service in October 2019 (See Note 13 to the Consolidated Financial Statements).

(8)	This property is 65% placed in-service as of September 30, 2019.

(9)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(10)	The low-rise portion of 601 Lexington Avenue.

(11)	Represents a portion of the property under redevelopment for conversion to laboratory space.

(12)	Percentage leased excludes residential units.

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
Our primary uses of capital will be the completion of our current and committed development and redevelopment projects. As of September 30, 2019, our share of the remaining development and redevelopment costs that we expect to fund through 2024 is approximately $1.6 billion.
As of November 1, 2019, we have approximately $633 million of cash and cash equivalents, of which approximately $108 million is attributable to our consolidated joint venture partners, and approximately $1.5 billion available under BPLP’s Revolving Facility. We believe that our strong liquidity, including the availability under BPLP’s Revolving Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects, fund pending new developments and still be able to act opportunistically on attractive investment opportunities. During the third quarter of 2019, we enhanced our liquidity by (1) issuing $700.0 million of 2.900% unsecured senior notes due 2030, generating approximately $693.8 million of net proceeds after issuance costs, and utilizing these proceeds to redeem our $700.0 million 5.625% unsecured senior notes due 2020, (2) entering into a joint venture with CPPIB through the sale of a 45% interest in our Platform 16 San Jose development project and (3) a joint venture, in which we have a 50% interest, and obtaining construction financing with a total commitment of $400.0 million collateralized by its 100 Causeway Street development project located in Boston, Massachusetts. Excluding our unconsolidated joint venture assets, we have no debt maturing through 2020.
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
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by BXP’s Board of Directors will not differ materially from the current quarterly dividend amount.

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
Cash and cash equivalents and cash held in escrows aggregated approximately $804.8 million and $423.8 million at September 30, 2019 and 2018, respectively, representing an increase of approximately $381.0 million. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2019	2018	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$819,792	$770,627	$49,165
Net cash used in investing activities	(736,466)	(1,020,067)	283,601
Net cash provided by financing activities	82,248	167,855	(85,607)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 8.0 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of the acquisition of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sales of real estate and capital distributions from unconsolidated joint ventures. Cash used in investing activities for the nine months ended September 30, 2018 consisted primarily of development projects, building and tenant improvements, capital contributions to unconsolidated joint ventures and the issuance of the related party note receivable, partially offset by the proceeds from sales of real estate, as detailed below:

Table of Content

	Nine months ended September 30,
	2019	2018
	(in thousands)
Acquisitions of real estate (1)	$(148,912)	$—
Construction in progress (2)	(390,275)	(530,389)
Building and other capital improvements	(129,340)	(140,969)
Tenant improvements	(191,532)	(129,450)
Right of use assets - finance leases	(5,152)	—
Proceeds from sales of real estate (3)	83,486	175,577
Capital contributions to unconsolidated joint ventures (4)	(65,499)	(314,075)
Capital distributions from unconsolidated joint ventures (5)	136,807	—
Cash and cash equivalents deconsolidated	(24,112)	—
Issuance of related party note receivable (6)	—	(80,000)
Investments in securities, net	(1,937)	(761)
Net cash used in investing activities	$(736,466)	$(1,020,067)
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

On August 27, 2019, we acquired 880 and 890 Winter Street located in Waltham, Massachusetts for a gross purchase price of approximately $106.0 million in cash, including transaction costs. 880 and 890 Winter Street consists of two Class A office properties aggregating approximately 392,000 net rentable square feet.

(2)
Construction in progress for the nine months ended September 30, 2019 includes ongoing expenditures associated with Salesforce Tower, which was placed in-service during the year ended December 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, Reston Gateway, 2100 Pennsylvania Avenue, 200 West Street, The Skylyne (MacArthur Station Residences) and 325 Main Street.

Construction in progress for the nine months ended September 30, 2018 includes ongoing expenditures associated with 191 Spring Street, Salesforce Tower, Signature at Reston and Proto Kendall Square, which were partially or fully placed in-service during the nine months ended September 30, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, 6595 Springfield Center Drive, Reston Gateway and The Skylyne (MacArthur Station Residences) projects.

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
On September 20, 2019, we sold a 45% interest in our Platform 16 property located in San Jose, California for a gross sale price of approximately $23.1 million. Net cash proceeds totaled approximately $23.1 million.

Table of Content

We ceased accounting for the property on a consolidated basis and now account for the property on an unconsolidated basis using the equity method of accounting as we reduced our ownership interest in the property and no longer have a controlling financial or operating interest in the property. We did not recognize a gain on the retained or sold interest in the property as the fair value of the property approximated its carrying value (See Notes 3 and 5 to the Consolidated Financial Statements). Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space.
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

(4)
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2019 consisted primarily of cash contributions of approximately $41.4 million, $12.1 million and $7.0 million to our Hub on Causeway, Dock 72 and 3 Hudson Boulevard joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2018 consisted primarily of cash contributions of approximately $184.3 million, $47.0 million, $46.2 million and $33.5 million to our Santa Monica Business Park, 7750 Wisconsin Avenue, 3 Hudson Boulevard and Hub on Causeway joint ventures, respectively.

(5)
Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2019 consisted of (1) cash distributions totaling approximately $104.1 million from our 540 Madison Avenue joint venture resulting from the net proceeds from the sale of the property, (2) a cash distribution totaling approximately $17.6 million from our 100 Causeway Street joint venture resulting from the proceeds from the construction loan financing and (3) a cash distribution totaling approximately $15.1 million from our 7750 Wisconsin Avenue joint venture resulting from the proceeds from the construction loan financing.

(6)
Issuance of related party note receivable for the nine months ended September 30, 2018 consisted of the $80.0 million of mortgage financing that we provided to our unconsolidated joint venture that owns 3 Hudson Boulevard in New York City. The financing bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions.

Cash provided by financing activities for the nine months ended September 30, 2019 totaled approximately $82.2 million. This consisted primarily of the proceeds from the issuance by BPLP of $850.0 million in aggregate principal amount of its 3.400% senior unsecured notes due 2029 and $700.0 million in aggregate principal amount of its 2.900% senior unsecured notes due 2030, partially offset by the redemption by BPLP of $700.0 million in aggregate principal amount of its 5.625% senior unsecured notes due 2020, the payment of our regular dividends and distributions to our shareholders and unitholders and the acquisition of our partner's 5% ownership interest and promoted profits interest in the consolidated entity that owns Salesforce Tower located in San Francisco, California. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Table of Content

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	September 30, 2019
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,572	154,572	$20,041,806
Common Operating Partnership Units	18,011	18,011	2,335,306	(2)
5.25% Series B Cumulative Redeemable Preferred Stock (callable on and after March 27, 2018)	80	—	200,000
Total Equity		172,583	$22,577,112

Consolidated Debt			$11,838,738
Add:
BXP’s share of unconsolidated joint venture debt (3)			924,366
Subtract:
Partners’ share of Consolidated Debt (4)			(1,201,113)
BXP’s Share of Debt			$11,561,991

Consolidated Market Capitalization			$34,415,850
BXP’s Share of Market Capitalization			$34,139,103
Consolidated Debt/Consolidated Market Capitalization			34.40%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			33.87%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500.00 per share, values are based on the closing price per share of BXP’s Common Stock on September 30, 2019 of $129.66.

(2)
Includes long-term incentive plan units (including 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units), but excludes MYLTIP Units granted between 2017 and 2019.

(3)	See page 97 for additional information.

(4)	See page 95 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 30, 2019, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2017, 2018 and 2019 MYLTIP Units are not included in this calculation as of September 30, 2019.
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
Debt Financing
As of September 30, 2019, we had approximately $11.8 billion of outstanding consolidated indebtedness, representing approximately 34.40% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $8.4 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.76% per annum and maturities in 2021 through 2030; (2) $3.0 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.94% per annum and weighted-average term of 6.5 years and (3) $498.8 million (net of deferred financing fees) outstanding under BPLP’s 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan as well as Consolidated Debt Financing Statistics at September 30, 2019 and September 30, 2018.

Table of Content

	September 30,
	2019	2018
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,952,006	$2,967,548
Unsecured senior notes, net of discount	8,387,913	7,253,786
Unsecured line of credit	—	170,000
Unsecured term loan, net	498,819	498,368
Consolidated Debt	11,838,738	10,889,702
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	924,366	869,194
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,201,113)	(1,205,958)
BXP’s Share of Debt	$11,561,991	$10,552,938

	September 30,
	2019	2018
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	95.79%	93.86%
Variable rate	4.21%	6.14%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.81%	4.09%
Variable rate	3.12%	3.09%
Total	3.78%	4.03%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.70%	3.98%
Variable rate	3.03%	3.00%
Total	3.67%	3.92%
Weighted-average maturity at end of period (in years):
Fixed rate	6.3	5.6
Variable rate	2.6	3.6
Total	6.1	5.5
_______________

(1)	See page 97 for additional information.

(2)	See page 95 for additional information.
Credit Facility
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permits BPLP to draw until the first anniversary of the closing date. Based on BPLP’s September 30, 2019 credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 82.5 basis points and 90 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.125% per annum.
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP’s September 30, 2019 rating and matures on April 24, 2022.

Table of Content

As of September 30, 2019, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $0.2 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility. As of November 1, 2019, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $2.3 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility.
Unsecured Senior Notes, Net
For a description of BPLP’s outstanding unsecured senior notes as of September 30, 2019, See Note 6 to the Consolidated Financial Statements.
On June 21, 2019, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 3.400% unsecured senior notes due 2029. The notes were priced at 99.815% of the principal amount to yield an effective rate (including financing fees) of approximately 3.505% per annum to maturity. The notes will mature on June 21, 2029, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.4 million after deducting underwriting discounts and transaction expenses.
On September 3, 2019, BPLP completed a public offering of $700.0 million in aggregate principal amount of its 2.900% unsecured senior notes due 2030. The notes were priced at 99.954% of the principal amount to yield an effective rate (including financing fees) of approximately 2.984% per annum to maturity. The notes will mature on March 15, 2030, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $693.8 million after deducting underwriting discounts and transaction expenses.
On September 18, 2019, BPLP completed the redemption of $700.0 million in aggregate principal amount of its 5.625% senior notes due November 15, 2020. The redemption price was approximately $740.7 million. The redemption price included approximately $13.5 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 103.90% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $28.0 million, which amount included the payment of the redemption premium totaling approximately $27.3 million.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2019, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2019:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (partners’ share)		Maturity Date
	(dollars in thousands)
Wholly-owned
New Dominion Tech Park, Bldg. One	7.69%	7.84%	$26,505	$(105)	$26,400	N/A		January 15, 2021
University Place	6.94%	6.99%	4,130	(23)	4,107	N/A		August 1, 2021
			30,635	(128)	30,507	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(26,846)	2,273,154	$909,357	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	649,182	(837)	648,345	291,756	(5)	April 10, 2022
			2,949,182	(27,683)	2,921,499	1,201,113
Total			$2,979,817	$(27,811)	$2,952,006	$1,201,113

Table of Content

_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions (if any).

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest. The partners’ share of the carrying amount has been adjusted for basis differentials.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2019, the maximum funding obligation under the guarantee was approximately $71.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 7 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities and therefore they are presently accounted for using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At September 30, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.1 billion (of which our proportionate share is approximately $924.4 million). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2019. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Table of Content

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our Share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(3,047)	$296,953	$163,324	(2)(3)	July 19, 2025
Market Square North	50%	4.85%	4.91%	116,825	(84)	116,741	58,370		October 1, 2020
Annapolis Junction Building Six	50%	4.13%	4.36%	12,671	(29)	12,642	6,321	(4)	November 17, 2020
Annapolis Junction Building Seven and Eight	50%	4.59%	4.87%	34,956	(17)	34,939	17,470	(5)	December 7, 2019
1265 Main Street	50%	3.77%	3.84%	38,362	(341)	38,021	19,011		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(808)	549,192	274,596	(2)	August 9, 2027
Dock 72	50%	4.40%	5.54%	158,893	(4,228)	154,665	77,332	(2)(6)	December 18, 2020
The Hub on Causeway - Podium	50%	4.44%	4.93%	146,850	(1,976)	144,874	72,437	(2)(7)	September 6, 2021
The Hub on Causeway - Residential	50%	4.15%	4.44%	115,186	(1,317)	113,869	56,934	(2)(8)	April 19, 2022
100 Causeway Street	50%	3.57%	3.78%	47,747	(3,317)	44,430	22,215	(2)(9)	September 5, 2023
7750 Wisconsin Avenue	50%	3.36%	3.91%	39,625	(4,989)	34,636	17,318	(2)(10)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(217)	104,783	31,435	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(938)	224,062	56,016		January 5, 2025
3 Hudson Boulevard	25%	5.72%	5.80%	80,000	(241)	79,759	19,940	(2)(11)	July 13, 2023
Metropolitan Square	20%	5.75%	5.81%	158,297	(58)	158,239	31,647		May 5, 2020
Total				$2,129,412	$(21,607)	$2,107,805	$924,366
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

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

(7)
The construction financing had a borrowing capacity of $204.6 million. On September 16, 2019, the joint venture paid down the construction loan principal balance in the amount of approximately $28.8 million, reducing the borrowing capacity to $175.8 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions. In connection with the construction financing, we obtained the right to complete the construction of the garage underneath the project being developed by an affiliate of our joint venture partner and obtain funding from the garage construction lender.  We agreed to guarantee completion of the garage to the construction lender and an affiliate of our partner agreed to reimburse us for our partner’s share of any payments under the guarantee.

Table of Content

(8)
The construction financing has a borrowing capacity of $180.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.

(9)
The construction financing has a borrowing capacity of $400.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement) and matures on September 5, 2023, with two, one-year extension options, subject to certain conditions.

(10)
The construction financing has a borrowing capacity of $255.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions.

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

Table of Content

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$107,771	$119,118
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of Boston Properties Limited Partnership	12,504	13,852
Noncontrolling interests in property partnerships	18,470	14,850
Net Income	141,370	150,445
Add:
Depreciation and amortization expense	165,862	157,996
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,402)	(18,166)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	13,745	18,020
Corporate-related depreciation and amortization	(411)	(425)
Less:
Gain on sale of real estate included within income (loss) from unconsolidated joint ventures	(487)	—
Gains (losses) on sales of real estate	(15)	7,863
Noncontrolling interests in property partnerships	18,470	14,850
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (including Boston Properties, Inc.) (“Basic FFO”)	282,571	282,532
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of funds from operations	28,940	28,738
FFO attributable to Boston Properties, Inc. common shareholders	$253,631	$253,794
Boston Properties, Inc.’s percentage share of Funds from Operations—basic	89.76%	89.83%
Weighted-average shares outstanding—basic	154,577	154,440
Reconciliation to Diluted Funds from Operations:

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Income (Numerator)	Shares (Denominator)	Income (Numerator)	Shares (Denominator)
	(in thousands)
Basic FFO	$282,571	172,215	$282,532	171,928
Effect of Dilutive Securities
Stock Based Compensation	—	243	—	238
Diluted FFO	282,571	172,458	282,532	172,166
Less:
Noncontrolling interest—common units of Boston Properties Limited Partnership’s share of diluted FFO	28,900	17,638	28,698	17,488
Boston Properties, Inc.’s share of Diluted FFO (1)	$253,671	154,820	$253,834	154,678
 _______________

(1)	BXP’s share of diluted FFO was 89.77% and 89.84% for the three months ended September 30, 2019 and 2018, respectively.

Table of Content

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	2018
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,117	$136,201
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	18,470	14,850
Net Income	143,212	153,676
Add:
Depreciation and amortization expense	164,020	156,056
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,402)	(18,166)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	13,745	18,020
Corporate-related depreciation and amortization	(411)	(425)
Less:
Gain on sale of real estate included within income (loss) from unconsolidated joint ventures	(487)	—
Gains (losses) on sales of real estate	(15)	9,154
Noncontrolling interests in property partnerships	18,470	14,850
Preferred distributions	2,625	2,625
Funds from Operations (FFO) attributable to Boston Properties Limited Partnership common unitholders (“Basic FFO”) (1)	$282,571	$282,532
Weighted-average units outstanding—basic	172,215	171,928
_______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units, vested 2014 MYLTIP Units, vested 2015 MYLTIP Units and vested 2016 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended September 30, 2019		Three months ended September 30, 2018
	Income (Numerator)	Units (Denominator)	Income (Numerator)	Units (Denominator)
	(in thousands)
Basic FFO	$282,571	172,215	$282,532	171,928
Effect of Dilutive Securities
Stock Based Compensation	—	243	—	238
Diluted FFO	$282,571	172,458	$282,532	172,166

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
During the third quarter of 2019, we paid approximately $99.2 million to fund tenant-related obligations, including tenant improvements and leasing commissions.

Table of Content

In addition, we and our unconsolidated joint venture partners incurred approximately $158 million of new tenant-related obligations associated with approximately 1.8 million square feet of second generation leases, or approximately $86 per square foot. In addition, we signed leases for approximately 122,000 square feet at our development properties. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition” and “Results of Operations—Liquidity and Capital Resources.” During the third quarter of 2019, we signed leases for an aggregate of approximately 2.0 million square feet of space and incurred aggregate tenant-related obligations of approximately $171 million, or approximately $87 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of September 30, 2019. Approximately $11.3 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of September 30, 2019, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.90%, or 3.03% per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.

Table of Content

The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2019	2020	2021	2022	2023	2024+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$3,178	$16,840	$36,346	$611,132	$(3,494)	$2,288,004	$2,952,006	$3,052,922
Average Interest Rate	5.05%	5.55%	6.61%	4.79%	—	3.64%	3.94%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(2,552)	$(10,278)	$840,467	$(9,071)	$1,492,010	$6,077,337	$8,387,913	$8,848,468
Average Interest Rate	—	—	4.29%	—	3.73%	3.70%	3.76%
Variable Rate	$(120)	$(460)	$(451)	$499,850	$—	$—	$498,819	$500,618
	$506	$6,102	$876,362	$1,101,911	$1,488,516	$8,365,341	$11,838,738	$12,402,008

At September 30, 2019, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.70% per annum. At September 30, 2019, our outstanding variable rate debt based on LIBOR totaled approximately $500.0 million. At September 30, 2019, the coupon/stated rate on our variable rate debt was approximately 3.03%. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.3 million and $3.8 million for the three and nine months ended September 30, 2019, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2019 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third quarter of our fiscal year ending December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended September 30, 2019, Boston Properties, Inc. issued an aggregate of 6,610 shares of common stock in exchange for 6,610 common units of limited partnership held by certain limited partners of Boston Properties Limited Partnership. Of these shares, 1,000 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2019 - July 31, 2019	—		$—	N/A	N/A
August 1, 2019 - August 31, 2019	108	(1)	$126.24	N/A	N/A
September 1, 2019 - September 30, 2019	—		$—	N/A	N/A
Total	108		$126.24	N/A	N/A
___________

(1)
Represents shares of common stock of Boston Properties, Inc. surrendered by an employee to Boston Properties, Inc. to satisfy such employee’s tax withholding obligation in connection with the vesting of restricted common stock.

Boston Properties Limited Partnership

(a)
Each time Boston Properties, Inc. issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to Boston Properties Limited Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2019, in connection with issuances of common stock by Boston Properties, Inc. pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, we issued an aggregate of approximately 2,440 common units to Boston Properties, Inc. in exchange for approximately $0.2 million, the aggregate proceeds of such common stock issuances to Boston Properties, Inc. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Table of Content

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
July 1, 2019 - July 31, 2019	—		$—	N/A	N/A
August 1, 2019 - August 31, 2019	108	(1)	$126.24	N/A	N/A
September 1, 2019 - September 30, 2019	—		$—	N/A	N/A
Total	108		$126.24	N/A	N/A
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
Supplemental Indenture No. 20, dated as of September 3, 2019, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.900% Senior Notes due 2030. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on September 3, 2019.)

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

BOSTON PROPERTIES, INC.

November 8, 2019	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

Table of Content

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 8, 2019	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)