Form 10-K
period 2019-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2020-03-02
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(617) 236-3300
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Boston Properties, Inc.	Common Stock, par value $.01 per share	BXP	New York Stock Exchange
Boston Properties, Inc.	Depository Shares Each Representing 1/100th of a share	BXP PRB	New York Stock Exchange
of 5.25% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

Registrant	Title of each class
Boston Properties Limited Partnership	Units of Limited Partnership

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
Boston Properties, Inc.:    Yes  ☐   No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2019, the aggregate market value of the 154,282,006 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $19,902,378,774 based upon the last reported sale price of $129.00 per share on the New York Stock Exchange on June 28, 2019. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.)
As of February 21, 2020, there were 155,121,560 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 20, 2020 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2019.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2019 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of December 31, 2019, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $291.3 million, or 1.7% at December 31, 2019, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:

•	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Item 6. Selected Financial Data;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;

•	Item 7. Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable;

•	Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for BXP and BPLP:
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

PART I

Item 1. Business

General
BXP, a Delaware corporation organized in 1997, is a fully integrated, self-administered and self-managed real estate investment trust, or “REIT,” and the largest publicly-traded office REIT (based on total market capitalization) as of December 31, 2019 in the United States that develops, owns and manages primarily Class A office properties.
Our properties are concentrated in five markets—Boston, Los Angeles, New York, San Francisco and Washington, DC. At December 31, 2019, we owned or had interests in 196 commercial real estate properties, aggregating approximately 52.0 million net rentable square feet of primarily Class A office properties, including 11 properties under construction/redevelopment totaling approximately 5.5 million net rentable square feet. As of December 31, 2019 our properties consisted of:

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
We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. BXP manages BPLP as its sole general partner. As of December 31, 2019, we had approximately 760 employees. Our 35 senior officers have an average of 32 years of experience in the real estate industry, including an average of 21 years of experience with us. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 2400 Broadway, Suite 510, Santa Monica, California 90404, 599 Lexington Avenue, New York, New York 10022, Four Embarcadero Center, San Francisco, California 94111 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.
Our internet address is http://www.bxp.com. On our website, you can obtain free copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BXP’s and BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. “Boston Properties” is a registered trademark and the “bxp” logo is a trademark, in both cases, of BPLP.
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 21, 2020, the owner of approximately 89.6% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP, (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, other than LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards (“MYLTIP Awards”) that remain subject to performance conditions, assuming all conditions have been met for the conversion of the LTIP Units, (3) the 2012 Outperformance Awards that were issued in the form of LTIP Units and earned as of February 6, 2015 (the “2012 OPP Units”), (4) the 2013 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 4, 2016 (the “2013 MYLTIP Units”), (5) the 2014 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 3, 2017 (the “2014 MYLTIP Units”), (6)

the 2015 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 4, 2018 (the “2015 MYLTIP Units”), (7) the 2016 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 9, 2019 (the “2016 MYLTIP Units”) and (8) the 2017 MYLTIP Units that were issued in the form of LTIP Units and earned as of February 6, 2020 (the “2017 MYLTIP Units”). An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned. BXP’s general and limited partnership interests in BPLP entitles BXP to share in cash distributions from, and in the profits and losses of, BPLP in proportion to BXP’s percentage interest and entitles BXP to vote on all matters requiring a vote of the limited partners.
Preferred units of BPLP have the rights, preferences and other privileges set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2019 and February 21, 2020, BPLP had one series of Preferred Units outstanding consisting of 80,000 Series B Preferred Units. The Series B Preferred Units have a liquidation preference of $2,500 per share (or an aggregate of approximately $193.6 million at December 31, 2019 and February 21, 2020, after deducting the underwriting discount and transaction expenses). The Series B Preferred Units were issued by BPLP on March 27, 2013 in connection with BXP’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). BXP contributed the net proceeds from the offering to BPLP in exchange for Series B Preferred Units having rights, performance and privileges generally mirroring those of the Series B Preferred Stock. BXP will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500 liquidation preference per share. On and after March 27, 2018, BXP, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500 per share, plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of the Company or its affiliates.
Transactions During 2019
Dispositions/Impairments
For information explaining why BXP and BPLP may report different gains on sales of real estate or impairment losses, see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
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
At March 31, 2019, we evaluated the expected hold period of our One Tower Center property located in East Brunswick, New Jersey and, based on a shorter-than-expected hold period, we reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of $38.0 million. On June 3, 2019, we completed the sale of the property. Net cash proceeds totaled approximately $36.6 million, resulting in a loss on sale of real estate totaling approximately $0.8 million. One Tower Center is an approximately 410,000 net rentable square foot Class A office property.
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
On September 20, 2019, we entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”) to develop Platform 16 located in San Jose, California. Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space. During 2018, we entered into the ground lease, which provides for the right to purchase all of the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. We contributed the ground lease interest and improvements totaling approximately $28.2 million for our initial 55% interest in the joint venture. CPPIB contributed cash totaling approximately $23.1 million for its initial 45% interest in the joint venture. Upon the CPPIB contribution, we ceased accounting for the joint venture entity on a consolidated basis and are accounting for the joint venture entity on an unconsolidated basis using the equity method of accounting, as we have reduced our ownership interest and no longer have a controlling financial or operating interest in the joint venture entity. We did not recognize a gain on the retained or sold interest in the real estate contributed to the joint venture, as the fair value of the real estate approximated its carrying value (See “Ground Leases” and “Investments in Unconsolidated Joint Ventures” below as well as Note 19 to the Consolidated Financial Statements).
On December 20, 2019, we completed the sale of the remaining parcel of land at our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of approximately $7.8 million. Net cash proceeds totaled approximately $7.3 million, resulting in a loss on sale of real estate totaling approximately $0.1 million. We recognized an impairment loss totaling approximately $1.8 million during the year ended December 31, 2016.
Developments/Redevelopments
As of December 31, 2019, we had 11 properties under construction/redevelopment comprised of nine office properties and two residential properties, which we expect will total approximately 5.5 million net rentable square feet. We estimate the total investment to complete these projects, in the aggregate, is approximately $3.1 billion, of which approximately $1.4 billion remains to be invested as of December 31, 2019. Approximately 76% of the commercial space in these development projects was pre-leased as of February 21, 2020. For a detailed list of the properties under construction/redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On May 9, 2019, we entered into a 15-year lease with Google, LLC for approximately 379,000 net rentable square feet of Class A office space in a build-to-suit development project located at our 325 Main Street property at Kendall Center in Cambridge, Massachusetts. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that was demolished and is being developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space. On May 9, 2019, we commenced development of the project. BXP and BPLP recognized approximately $9.9 million and $9.5 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property.
On June 1, 2019, we partially placed in-service 20 CityPoint, a Class A office project with approximately 211,000 net rentable square feet located in Waltham, Massachusetts.
On September 30, 2019, we commenced the redevelopment of 200 West Street, a Class A office project with approximately 261,000 net rentable square feet located in Waltham, Massachusetts. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.
On October 24, 2019, we completed and placed in-service 145 Broadway, a build-to-suit Class A office project with approximately 483,000 net rentable square feet located in Cambridge, Massachusetts.
Ground Leases
On January 24, 2019, the ground lessor under our 65-year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California made available for lease to us the remaining land parcels. As a result, we recognized the remaining portion of the right of use finance lease asset and finance lease liability. We entered into the ground lease in 2018, however, at the inception of the ground lease only a portion of the land was available for lease from the lessor, resulting in us recognizing only a portion of the ground lease. In the aggregate, the land will support the development of approximately 1.1 million square feet of commercial office space. The ground lease provides us with the right to purchase all of the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. We were reasonably certain we would exercise the option to purchase the land and as a result, we have concluded that the lease should be accounted for as a finance lease. As a result, we recorded an approximately $122.6 million right of use asset - finance lease and a lease liability - finance lease on our Consolidated Balance Sheets reflecting the remaining land parcels made available for lease to us (See “Dispositions/Impairments” above and “Investments in Unconsolidated Joint Ventures” below, as well as Note 19 to the Consolidated Financial Statements).

On July 16, 2019, we executed a 75-year ground lease with The George Washington University for land parcels at 2100 Pennsylvania Avenue located in Washington, DC and commenced development of an approximately 470,000 net rentable square foot Class A office property pursuant to a development agreement that we entered into with The George Washington University in 2016. The development agreement provided for the execution of the ground lease upon completion of the entitlement process and relocation of existing tenants. Also in 2016, we made a deposit of $15.0 million that, upon execution of the ground lease, is credited against ground rent payable under the ground lease. The present value of the lease payments exceeds substantially all of the fair value of the underlying asset and as a result, we have concluded that the ground lease should be accounted for as a finance lease. As a result, we recorded an approximately $185.1 million right of use asset - finance lease and an approximately $165.0 million lease liability - finance lease on our Consolidated Balance Sheets.
Acquisitions
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
Mortgage Notes Payable
On December 19, 2019, we used available cash to repay the bond financing collateralized by our New Dominion Technology Park, Building One property totaling approximately $26.5 million. The bond financing bore interest at a weighted-average fixed rate of approximately 7.69% per annum and was scheduled to mature on January 15, 2021. We recognized a loss from early extinguishment of debt totaling approximately $1.5 million, which amount included the payment of a prepayment penalty totaling approximately $1.4 million. New Dominion Technology Park, Building One is an approximately 235,000 net rentable square foot Class A office property located in Herndon, Virginia (See Note 19 to the Consolidated Financial Statements).
Unsecured Debt Transactions
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
Equity Transactions
During the year ended December 31, 2019, BXP acquired an aggregate of 144,481 common units of limited partnership interest, including 92,678 common units issued upon the conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2016 MYLTIP Units presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.

During the year ended December 31, 2019, BXP issued 145,088 shares of common stock upon the exercise of options to purchase common stock.
Investments in Unconsolidated Joint Ventures
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
On April 26, 2019, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $255.0 million collateralized by its 7750 Wisconsin Avenue development project located in Bethesda, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions. As of December 31, 2019, approximately $64.5 million has been drawn under the loan. 7750 Wisconsin Avenue is a 734,000 net rentable square foot build-to-suit Class A office project and below-grade parking garage.
On May 28, 2019, joint ventures in which we have a 50% interest and that own The Hub on Causeway - Podium and 100 Causeway Street development projects entered into an infrastructure development assistance agreement (the “IDAA”) with the Commonwealth of Massachusetts and the City of Boston. Per the IDAA, The Hub on Causeway - Podium development project would be reimbursed for certain costs of public infrastructure improvements using the proceeds of up to $30.0 million in aggregate principal amount of municipal bonds issued by the Commonwealth of Massachusetts. On September 16, 2019, the joint venture received the full reimbursement of costs for the public infrastructure improvements totaling approximately $28.8 million, which has been reflected as a reduction to the carrying value of the real estate of The Hub on Causeway - Podium property. The construction loan agreement for The Hub on Causeway - Podium was modified to require the joint venture to pay down the construction loan principal balance using the proceeds received from the reimbursement of costs of the public infrastructure improvements and on September 16, 2019, the joint venture that owns The Hub on Causeway - Podium development project paid down the construction loan principal balance in the amount of approximately $28.8 million. On November 22, 2019, the joint venture that owns The Hub on Causeway - Podium development project completed and fully placed in-service The Hub on Causeway - Podium development project, an approximately 382,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts.
On June 27, 2019, a joint venture in which we have a 60% interest completed the sale of 540 Madison Avenue in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature on June 5, 2023. Net cash proceeds totaled approximately $178.7 million, of which our share was approximately $107.1 million, after the payment of transaction costs. During 2008, we recognized an other-than-temporary impairment loss on our investment in the unconsolidated joint venture. As a result, we recognized a gain on sale of real estate totaling approximately $47.2 million, which is included in Income from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. 540 Madison Avenue is an approximately 284,000 net rentable square foot Class A office property.
On September 5, 2019, a joint venture in which we have a 50% interest obtained construction financing with a total commitment of $400.0 million collateralized by its 100 Causeway Street development project located in Boston, Massachusetts. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement) and matures on September 5, 2023, with two, one-year extension options, subject to certain conditions. As of December 31, 2019, approximately $81.1 million has been drawn under the loan. 100 Causeway Street is an approximately 632,000 net rentable square foot Class A office project.
On September 20, 2019, we entered into a joint venture with CPPIB to develop Platform 16 located in San Jose, California. Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space. We contributed the ground lease interest and improvements totaling approximately $28.2 million for our initial 55% interest in the joint venture. CPPIB contributed cash totaling approximately $23.1 million for its initial 45% interest in the joint venture. We will provide customary development, property management and leasing services to the joint venture (See “Dispositions/Impairments” and “Ground Leases” above as well as Note 19 to the Consolidated Financial Statements).
On October 1, 2019, a joint venture in which we have a 50% interest partially placed in-service Dock 72, a Class A office project with approximately 670,000 net rentable square feet located in Brooklyn, New York.
On October 1, 2019, a joint venture in which we have a 50% interest partially placed in-service Hub50House, an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.
On December 6, 2019, a joint venture in which we have a 50% interest extended the mortgage loan collateralized by Annapolis Junction Building Seven and Building Eight. At the time of the extension, the outstanding balance of the loan totaled approximately $34.8 million, bore interest at a variable rate equal to LIBOR plus 2.35% per annum and was scheduled to mature on December 7, 2019, with three, one-year extension options, subject to certain conditions. The extended loan matures on March 6, 2020. Annapolis Junction Building Seven and Building Eight are Class A office properties with approximately 127,000 and 126,000 net rentable square feet, respectively, located in Annapolis, Maryland.
Noncontrolling Interest
On April 1, 2019, we completed the acquisition of our partner’s 5% ownership interest and promoted profits interest in the consolidated entity that owns Salesforce Tower for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million to $186.8 million to reflect the repayment of our preferred equity and preferred return in the venture (See Note 10 to the Consolidated Financial Statements). Salesforce Tower is located in San Francisco, California. We now own 100% of Salesforce Tower. We have accounted for the transaction as an equity transaction for financial reporting purposes and have reflected the difference between the fair value of the total consideration paid and the related carrying value of the noncontrolling interest - property partnership totaling approximately $162.5 million as a decrease to Additional Paid-in Capital and Partners’ Capital in the Consolidated Balance Sheets of BXP and BPLP, respectively.
Stock Option and Incentive Plan
On February 5, 2019, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2019 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2019 MYLTIP has an aggregate value of approximately $13.5 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method (See Note 16 to the Consolidated Financial Statements).
On February 9, 2019, the measurement period for our 2016 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final awards were determined to be 69.5% of target or an aggregate of approximately $13.6 million (after giving effect to employee separations). As a result, an aggregate of 364,980 2016 MYLTIP Units that had been previously granted were automatically forfeited.
Business and Growth Strategies
Business Strategies
Our primary business objective is to maximize return on investment to provide our investors with the greatest possible total return in all points of the economic cycle. Our strategies to achieve this objective are:

•
to target a few carefully selected geographic markets—Boston, Los Angeles, New York, San Francisco and Washington, DC—and to be one of the leading, if not the leading, developers, owners and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective tenants in various industries and where tenants have demonstrated a preference for high-quality office buildings and other facilities. Additionally, our markets have historically been able to recruit new talent to them and as such created job growth that results in growth in rental rates and occupancy over time. We have explored, and may continue to explore for future investment, select domestic and international markets that exhibit these same traits;

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

Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth and our balance sheet position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and research and laboratory space, within budget and on schedule. We believe we are also well positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•
our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 15.5 million additional square feet of new office, retail and residential development;

•	our reputation gained through 50 years of successful operations and the stability and strength of our existing portfolio of properties;

•	our relationships with leading national corporations, universities and public institutions, including government agencies, seeking new facilities and development services;

•	our relationships with nationally recognized financial institutions that provide capital to the real estate industry;

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
Opportunities to execute our external growth strategy fall into three categories:

•
Development in selected submarkets. We believe the selected development of well-positioned office buildings, residential buildings and mixed-use complexes may be justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 50-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.

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

•
Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We are also able to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or BXP’s common stock may facilitate this type of transaction on a tax-efficient basis. Recent Treasury regulations may limit certain of the tax benefits previously available to sellers in these transactions.

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

The weighted-average lease term of our in-place leases, including leases signed by our unconsolidated joint ventures, was approximately 8.4 years at December 31, 2019, and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2019, leases with respect to approximately 7.0% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2020.

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
Investments in Real Estate Mortgages
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership. As of December 31, 2019, we had two note receivables outstanding, which aggregated approximately $95.9 million.
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
Dispositions
Our decision to dispose or partially dispose of properties is based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that such action would be in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue of 1986, as amended (the “Code”) or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2019, we have no properties that are subject to a tax protection agreement.
Financing Policies
The agreement of limited partnership of BPLP and BXP’s certificate of incorporation and bylaws do not limit the amount or percentage of indebtedness that we may incur. Further, we do not have a policy limiting the amount of indebtedness that we may incur, nor have we established any limit on the number or amount of mortgages that may be placed on any single property or on our portfolio as a whole. However, our mortgages, credit facilities, joint venture agreements and unsecured debt securities contain customary restrictions, requirements and other limitations on our ability to incur indebtedness. In addition, we evaluate the impact of incremental leverage on our debt metrics and the credit ratings of BPLP’s publicly traded debt. A reduction in BPLP’s credit ratings could result in us borrowing money at higher interest rates.
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
Sustainability
Our Sustainability Strategy
As the largest publicly-traded office REIT (based on total market capitalization) as of December 31, 2019 in the United States that develops, owns and manages primarily Class A office properties, we actively work to promote our growth and operations in a sustainable and responsible manner across our five regions. The BXP sustainability strategy is to conduct our business, the development and operation of new and existing buildings, in a manner that contributes to positive economic, social and environmental outcomes for our customers, shareholders, employees and the communities we serve. Our investment philosophy is shaped by our core strategy of long-term ownership and our commitment to our communities and the centers of commerce and civic life that make them thrive. We are focused on developing and maintaining healthy, high-performance buildings, while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste, greenhouse gas emissions and climate change. To that end, we have publicly adopted long-term energy, emissions, water and waste goals that establish aggressive reduction targets and have been aligned with the United Nations Sustainable Development Goals. BXP is a corporate member of the U.S. Green Building Council® (“USGBC”) and has a long history of owning, developing and operating properties that are certified under USGBC’s Leadership in Energy and Environmental Design™ (LEED®) rating system. In addition, we have been an active participant in the green bond market since 2018, which provides access to sustainability-focused investors interested in the positive environmental externalities of our business activities. BXP and its employees also make a social impact through charitable giving, volunteerism, public realm investments and diversity and inclusion. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and wider society while mutually benefiting our stakeholders.

Industry Leadership in Sustainability
We have been recognized as an industry leader in sustainability. In 2019, BXP ranked among the top 4% of all real estate companies in the Global Real Estate Sustainability Benchmark (“GRESB”) assessment. 2019 was the eighth consecutive year that BXP has ranked in the top quartile of GRESB assessment participants, earning another “Green Star” recognition and the highest GRESB 5-star Rating. We have widely adopted green building practices and have LEED certified over 26 million square feet of our portfolio, of which 93% is certified at the highest Gold and Platinum levels. In 2014, 2015, 2017, 2018 and 2019, BXP was selected by the National Association of Real Estate Investment Trusts (“Nareit”) as a Leader in the Light Award winner. In 2019, BXP earned the “Most Innovative” Leader in the Light Award. This award is given to only one company and is the highest achievement in sustainability innovation for all REITs and real estate companies.
BXP was also named one of America’s Most Responsible Companies by Newsweek magazine in 2019. BXP ranked 122nd on Newsweek’s 2020 list of America’s 300 Most Responsible Companies, the second highest ranking given to a public REIT and the highest ranking of any office company. We recognize and have taken steps to address the role of our tenants in supporting the execution of our sustainability strategy through our leasing activity. BXP has been named a Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy for exhibiting a strong commitment to high performance and sustainability in buildings and best practices in leasing. BXP’s master lease form includes green lease clauses that support a more sustainable tenant-landlord relationship.
Sustainability Accounting Standards Board (“SASB”)
The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposes sustainability accounting metrics designed for disclosure in mandatory filings, such as the Annual Report on Form 10-K, and serves as the framework against which we have aligned our disclosures for sustainability information. The recommended energy and water management activity metrics for the real estate industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); percentage of eligible portfolio that is certified ENERGY STAR® (“ENERGY STAR certified”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). Energy and water data is collected from utility bills and submeters and is assured by a third-party, including all SASB 2018 energy and water metrics, which have been assured. During the 2018 calendar year, 68 buildings representing 71% of our eligible portfolio were ENERGY STAR certified. A licensed professional has verified all ENERGY STAR applications.
The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2018 for which data on occupied and actively-managed properties was available.1,2,3,4,5
_______________

(1)
Full 2019 calendar year energy and water data will not be available to be assured by a third party until March 31, 2020. 2018 is the most recent year for which complete energy and water data is available and assured by a third party.

(2)
The charts reflect the performance of our occupied and actively-managed office building portfolio in Boston, Los Angeles, New York, San Francisco and Washington, DC. Occupied office buildings are buildings with no more than 50% vacancy. Actively-managed buildings are buildings where we have operational control of building system performance and investment decisions. At the end of the 2018 calendar year, this included 97 buildings totaling 39.2 million gross square feet.

(3)
Floor area is considered to have complete energy consumption data coverage when energy consumption data (i.e., energy types and amounts consumed) is obtained by us for all types of energy consumed in the relevant floor area during the calendar year, regardless of when such data was obtained.

(4)
The scope of energy includes energy purchased from sources external to us and our tenants or produced by us or our tenants and energy from all sources, including fuel, gas, electricity and steam. Energy use intensity (kBtu/SF) has been weather normalized.

(5)
Water sources include surface water (including water from wetlands, rivers, lakes and oceans), groundwater, rainwater collected directly and stored by the registrant, wastewater obtained from other entities, municipal water supplies or supply from other water utilities.

Climate Resilience
We are focused on climate preparedness and resiliency in advancement of our sustainability strategy. As a long-term owner and active manager of real estate assets in operation and under development, we strive to obtain adaptive capacity by continuing to proactively implement measures and planning and decision-making processes to protect our investments by improving resilience. We are preparing for long-term climate risk by considering climate change scenarios and will continue to assess climate change vulnerabilities resulting from potential future climate scenarios and sea level rise. Event-driven (acute) and longer-term (chronic) physical risks that may result from climate change could have a material adverse effect on our properties, operations and business. Management’s role in assessing and managing these climate-related risks and initiatives is spread across multiple teams across our organization, including our executive leadership and our Sustainability, Risk Management, Development, Construction and Property Management departments. Climate resilience measures include training and implementation of emergency response plans and the engagement of our executives and BXP’s Board of Directors on climate change and other environmental, social and governance (“ESG”) aspects.
Reporting
A notable part of our commitment to sustainable development and operations is our commitment to transparent reporting of ESG performance indicators, as we recognize the importance of this information to investors, lenders and others in understanding how BXP assesses sustainability information and evaluates risks and opportunities. We publish an annual sustainability report that is aligned with the Global Reporting Initiative reporting framework, United Nations Sustainable Development Goals and the SASB framework and includes our strategy, key performance indicators, annual like-for-like comparisons, achievements and historical sustainability reports, which is available on our website at http://www.bxp.com under the heading “Sustainability.” In addition, we continue to work to further align our reporting with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”) to disclose climate-related financial risks and opportunities.
In 2018 and 2019, BPLP issued an aggregate of $1.85 billion of green bonds. The terms of the green bonds have use of proceeds restrictions limiting its allocation to “eligible green projects.” We published our first Green Bond Allocation Report in June 2019 disclosing the full allocation of approximately $988 million in net proceeds from BPLP’s inaugural green bond offering to the eligible green project at our Salesforce Tower property in San Francisco, California. The Green Bond Allocation Report is available on our website at http://www.bxp.com under the heading “Sustainability.”
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
Corporate Governance
BXP is currently governed by an eleven-member Board of Directors. The current members of the Board of Directors of BXP are Kelly A. Ayotte, Bruce W. Duncan, Karen E. Dykstra, Carol B. Einiger, Diane J. Hoskins, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Owen D. Thomas, David A. Twardock and William H. Walton III. All directors of BXP stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.

Joel I. Klein currently serves as the Chairman of BXP’s Board of Directors. The Board of Directors of BXP also has Audit, Compensation and Nominating and Corporate Governance Committees. The membership of each of these committees is described below.

Independent Director	Audit		Compensation		Nominating and Corporate Governance
Kelly A. Ayotte			X		X
Bruce W. Duncan			X	(1)	X
Karen E. Dykstra	X
Carol B. Einiger			X
Diane J. Hoskins					X
Joel I. Klein (2)
Matthew J. Lustig					X	(1)
David A. Twardock	X	(1)	X
William H. Walton III	X

X=Committee member, (1)=Committee Chair, (2)=Chairman of BXP’s Board of Directors
BXP has the following corporate governance documents and procedures in place:

•
The Board of Directors has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. A copy of each of these charters is available on our website at http://www.bxp.com under the heading “Corporate Governance” and subheading “Committees and Charters.”

•
The Board of Directors has adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.bxp.com under the heading “Corporate Governance” and subheading “Governance Guidelines.”

•
The Board of Directors has adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by BXP’s directors, officers and employees. A copy of this code is available on our website at http://www.bxp.com under the heading “Corporate Governance” and subheading “Code of Conduct and Ethics.” BXP intends to disclose on this website any amendment to, or waiver of, any provisions of this Code applicable to the directors and executive officers of BXP that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.

•
The Board of Directors has established an ethics reporting system that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters, by telephone or over the internet.

•
The Board of Directors has adopted a Policy on our Political Spending, a copy of which is available on our website at http://www.bxp.com under the heading “Corporate Governance” and subheading “Policy on Political Spending.”

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
Principal factors of competition in our primary business of owning, acquiring and developing office properties are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of tenant services and amenities provided, and reputation as an owner and operator of quality office properties in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, construction and renovation costs, taxes, utilities, governmental regulations, legislation and population trends.

In addition, we currently have six residential properties (including two properties under construction) and may in the future decide to acquire or develop additional residential properties. As an owner, we will also face competition for prospective residents from other operators/owners whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
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
Qualified Group Legal Services
Section 501(c)(20) of the Internal Revenue Code of 1986, as amended (the “Code”), has been repealed. Therefore the reference to qualified group legal services plans under “United States Federal Income Tax Considerations—Taxation of Tax-Exempt Stockholders” is no longer applicable.
Backup Withholding
The rate for backup withholding has recently been reduced. It is now 24%, not 28% as stated in “United States Federal Income Tax Considerations—Taxation of Holders of Certain Fixed Rate Debt Securities—Taxation of Taxable U.S. Holders.”
Certain Foreign Income Inclusions
The Internal Revenue Service has advised that, if a REIT is a shareholder of a controlled foreign corporation or a passive foreign investment company, the income it must recognize on account of such ownership under sections 951(a)(1), 951A, 1291(a), § 1293(a)(1), or § 1296(a) will generally be treated as qualifying income for purposes of the 95% gross income test. In addition, foreign currency gain with respect to distributions of previously taxed earnings and profits will generally be excluded from income for purposes of the 95% gross income test.
Tax Cuts and Jobs Act of 2017
The Tax Cuts and Jobs Act of 2017 (the “TCJA”), generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders. Among other changes, these include the following:

•
For tax years beginning before January 1, 2026, non-corporate taxpayers are permitted to take a 20% deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations. The maximum U.S. federal income tax rate for individuals has been reduced from 39.6% to 37%.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and the alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our taxable REIT subsidiaries and by us to the extent we were subject corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest was reduced from 35% to 21%.

•
Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our taxable REIT subsidiaries. Alternatively, we may be able to avoid the new limitations on interest expense by irrevocably electing to treat an investment as an “electing real property trade or business.” As a consequence of making such election, we would be required to use an alternative depreciation system with generally longer recovery periods. We have made this election for our own leasing business and will determine whether to make such election for any investment held through an entity we control.

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
Consolidated Appropriations Act
On March 23, 2018, President Donald J. Trump signed into law the Consolidated Appropriations Act, 2018 (the “CAA”), which amended various provisions of the Internal Revenue Code of 1986, as amended, and implicate certain tax-related disclosures contained in the prospectus. As a result, the discussion under “United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock—Taxation of Non-U.S. Stockholders” in the second full paragraph on page 65 and in the first full paragraph on page 66 of each of the two documents listed above, respectively, is replaced with the following paragraphs:
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
Qualified Foreign Pension Funds. For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” nor any “qualified controlled entity” is treated as a Non-U.S. Stockholder. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate. A “qualified controlled entity” is an entity all the interests of which are held by a qualified foreign pension fund. Alternatively, under proposed Treasury Regulations that taxpayers generally may rely on, but which are subject to change, a “qualified controlled entity” is a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities or partnerships. Gain of a qualified foreign pension fund or qualified controlled entity treated as gain from the sale or exchange of our stock, distributions treated as gain from the sale or exchange of our stock under the rules described above at - Dividends, and distributions attributable to gains from sales of USRPIs will not be subject to U.S. federal income or withholding tax unless such gain is treated as effectively connected with the qualified foreign pension fund's (or the qualified controlled entity's, as applicable) conduct of a U.S. trade or business, in which case the qualified foreign pension fund (or qualified controlled entity) generally will be subject to a tax at the same graduated rates applicable to U.S. Stockholders, unless an applicable income tax treaty provides otherwise, and may be subject to the 30% branch profits tax on its effectively connected earnings and profits, subject to adjustments, in the case of a foreign corporation.
FATCA Proposed Regulations
On December 18, 2018, the Internal Revenue Service promulgated proposed regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds and thus implicate certain tax-related disclosures contained in the prospectus and the prospectus supplement. While these regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed regulations (subject to certain limited exceptions). As a result, the discussion under “United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock—Taxation of Non-U.S. Stockholders—Withholding on Certain Foreign Accounts and Entities” the prospectus and the prospectus supplement (found on page 66 of each) is replaced with the following:
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

Item 1A. Risk Factors.
Set forth below are the risks that we believe are material to our investors. We refer to the equity and debt securities of both BXP and BPLP as our “securities,” and the investors who own securities, or both, as our “securityholders.” This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 55.
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

•
significant expenditures associated with each investment, such as debt service payments, real estate taxes (including reassessments and changes in tax laws), insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

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

Changes in rent control or rent stabilization and eviction laws and regulations in our markets could have a material adverse effect on our residential portfolio’s results of operations and residential property values.
Various state and local governments have enacted and may continue to enact rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents or charge certain fees such as pet fees or application fees. We have seen a recent increase in governments considering, or being urged by advocacy groups to consider, rent control or rent stabilization laws and regulations. Depending on the extent and terms of future enactments of rent control or rent stabilization laws and regulations, as well as any lawsuits against us arising from such issues, such future enactments could have a material adverse effect on our residential portfolio’s results of operations and the value of our residential properties.
State and local governments may also make changes to eviction and other tenants’ rights laws and regulations that could have a material adverse effect on our residential portfolio’s results of operations and the value of our residential properties. If we are restricted from re-leasing apartment units due to the inability to evict delinquent residents, our results of operations and property values for our residential properties may be adversely effected.
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
We have had and may have in the future agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.  As of December 31, 2019, we had no tax protection or debt allocation agreement requirements that may restrict our ability to repay or finance debt.
Adverse economic and geopolitical conditions, health crises and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay distributions as a result of the following, among other potential consequences:

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

In addition, public health crises, pandemics and epidemics, such as those caused by the novel coronavirus (COVID-19), could have a material adverse effect on global, national and local economies, as well as on our business and our tenants’ businesses by disrupting supply chains and delaying transactional activities.  In addition to the potential consequences listed above, these same factors may cause prospective tenants to delay their leasing decisions or choose to lease less space.  The potential impact of a pandemic, epidemic or outbreak of a contagious disease on our tenants and our properties is difficult to predict, and they could have a material adverse effect on our results of operations and financial condition.
An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
As of February 21, 2020, we had approximately $500 million of outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, and we may incur more indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
We may be adversely affected by the potential discontinuation of LIBOR.
In July 2017, the Financial Conduct Authority (the “FCA”) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to USD-LIBOR. We are not able to predict when LIBOR will cease to be published or precisely how SOFR will be calculated and published. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We have contracts that are indexed to LIBOR and are monitoring and evaluating the related risks, which include interest amounts on our variable rate debt, our unconsolidated joint ventures’ variable rate debt and the swap rate for our unconsolidated joint ventures’ interest rate swaps. In the event that LIBOR is discontinued, the interest rates will be based on an alternative variable rate specified in the applicable documentation governing such debt or swaps or as otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings or swaps, but the alternative variable rate could be higher and more volatile than LIBOR prior to its discontinuance.
Certain risks arise in connection with transitioning contracts to an alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted if LIBOR is limited or discontinued. For some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract. If LIBOR is discontinued or if the method of calculating LIBOR changes from its current form, interest rates on our current or future indebtedness may be adversely affected.
While we expect LIBOR to be available in substantially its current form until the end of 2021, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative variable rate will be accelerated and magnified.
Covenants in our debt agreements could adversely affect our financial condition.
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to modify or discontinue insurance coverage. Our unsecured credit facility, unsecured debt securities and certain secured loans contain customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt, which we must maintain. Our continued ability to borrow under our credit facilities is subject to compliance with our financial and other covenants. In addition, our failure to comply with such covenants could cause a default under the applicable debt agreement, and we may then be required to repay such debt with capital from other sources. Under those circumstances, other sources of capital may not be available to us, or be available only on unattractive terms. Additionally, in the future our ability to satisfy current or prospective lenders’ insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism or losses resulting from earthquakes than is available to us in the marketplace or on commercially reasonable terms.
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
As of February 21, 2020, our Consolidated Debt was approximately $11.9 billion (excluding unconsolidated joint venture debt).

The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars and shares / units in thousands):

	February 21, 2020
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	155,122	155,122	$22,613,685
Common Operating Partnership Units	17,943	17,943	2,615,731	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity (A)		173,065	$25,429,416

Consolidated Debt (B)			$11,852,157

Consolidated Market Capitalization (A + B)			$37,281,573
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			31.79%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which have been valued at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on February 21, 2020 of $145.78.

(2)
Includes 1,354,111 LTIP Units (including 105,080 2012 OPP Units, 64,468 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 28,724 2015 MYLTIP Units, 90,255 2016 MYLTIP Units and 123,979 2017 MYLTIP Units), but excludes an aggregate of 760,207 MYLTIP Units granted between 2018 and 2020.

Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by two major rating agencies. However, there can be no assurance that we will be able to maintain this rating, and in the event our senior debt is downgraded from its current rating, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of BXP’s stock price, or BPLP’s ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our equity or debt securities.
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
In appropriate circumstances, we intend to develop, acquire and recapitalize properties in joint ventures with other persons or entities. We currently have joint ventures that are and are not consolidated within our financial statements. Our participation in joint ventures subjects us to risks, including but not limited to, the following risks that:

•
we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop, finance or operate a property and could lead to the sale of either parties’ ownership interest or the property;

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
As of December 31, 2019, the U.S. Government was our largest tenant by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a Federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal Government and bar us from entering into future leases and other contracts with the Federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
Some potential losses are not covered by insurance.
Our property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in our property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. We also currently carry nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in our portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which we manage. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2019, the program trigger was $180 million and the coinsurance was 19%, however, both will increase in subsequent years pursuant to TRIA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. We may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2027, if there is a change in our portfolio or for any other reason. We intend to continue to monitor the scope, nature and cost of available terrorism insurance.
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
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the central business districts of Boston, Los Angeles, New York, San Francisco and Washington, DC. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, extreme temperatures, rising sea-levels and/or drought. Over time, these conditions could result in declining demand for office space in our buildings or costs associated with infrastructure-related remediation projects. Climate change may also have indirect effects on our business by making property insurance unavailable or by increasing the cost of (i) property insurance on terms we find acceptable, (ii) real estate taxes or other assessments, (iii) energy and (iv) snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
For additional discussion regarding our approach to climate resiliency and our continued commitment to transparent reporting of ESG performance indicators, see “Item 1. Business—Business and Growth Strategies—Policies with Respect to Certain Activities—Sustainability” and our annual sustainability report available on our website at http://www.bxp.com under the heading “Sustainability.”

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties.
At December 31, 2019, we owned or had interests in 196 commercial real estate properties, aggregating approximately 52.0 million net rentable square feet of primarily Class A office properties, including 11 properties under construction/redevelopment totaling approximately 5.5 million net rentable square feet. Our properties consisted of (1) 177 office properties (including nine properties under construction/redevelopment), (2) twelve retail properties, (3) six residential properties (including two properties under construction) and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2019, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Leased as of December 31, 2019 (1)	Number of Buildings	Net Rentable Square Feet
Office
767 Fifth Avenue (The GM Building) (60% ownership)	New York, NY	89.9%	1	1,968,613
200 Clarendon Street	Boston, MA	96.7%	1	1,766,534
399 Park Avenue	New York, NY	89.1%	1	1,575,809
601 Lexington Avenue (55% ownership) (2)	New York, NY	100.0%	1	1,444,272
Salesforce Tower	San Francisco, CA	99.3%	1	1,420,682
Times Square Tower (55% ownership)	New York, NY	94.7%	1	1,248,902
100 Federal Street (55% ownership)	Boston, MA	98.2%	1	1,238,461
800 Boylston Street - The Prudential Center	Boston, MA	98.2%	1	1,235,538
Colorado Center (50% ownership) (3)	Santa Monica, CA	100.0%	6	1,128,600
Santa Monica Business Park (55% ownership) (3)	Santa Monica, CA	93.5%	14	1,102,191
599 Lexington Avenue	New York, NY	98.2%	1	1,062,916
Bay Colony Corporate Center	Waltham, MA	85.8%	4	999,131
250 West 55th Street	New York, NY	98.6%	1	966,965
Embarcadero Center Four	San Francisco, CA	97.9%	1	940,890
111 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	860,455
Embarcadero Center One	San Francisco, CA	91.1%	1	822,122
Atlantic Wharf Office (55% ownership)	Boston, MA	100.0%	1	793,823
Embarcadero Center Two	San Francisco, CA	94.9%	1	791,712
Embarcadero Center Three	San Francisco, CA	98.5%	1	783,120
Metropolitan Square (20% ownership) (3)	Washington, DC	59.0%	1	641,814
Capital Gallery	Washington, DC	96.5%	1	631,131
South of Market	Reston, VA	93.1%	3	623,271
Mountain View Research Park	Mountain View, CA	90.1%	15	542,289
901 New York Avenue (25% ownership) (3)	Washington, DC	72.6%	1	539,817
Reservoir Place	Waltham, MA	89.6%	1	526,985
680 Folsom Street	San Francisco, CA	100.0%	2	524,793
601 and 651 Gateway (4)	South San Francisco, CA	74.5%	2	509,899
101 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	506,476
Fountain Square	Reston, VA	76.4%	2	498,260
145 Broadway	Cambridge, MA	98.4%	1	483,482
601 Massachusetts Avenue	Washington, DC	98.9%	1	478,818

Properties	Location	% Leased as of December 31, 2019 (1)	Number of Buildings	Net Rentable Square Feet
2200 Pennsylvania Avenue	Washington, DC	100.0%	1	458,831
One Freedom Square	Reston, VA	92.7%	1	432,585
Two Freedom Square	Reston, VA	100.0%	1	421,757
Market Square North (50% ownership) (3)	Washington, DC	79.5%	1	417,768
880 & 890 Winter Street	Waltham, MA	84.1%	2	392,400
The Hub on Causeway - Podium (50% ownership) (3)	Boston, MA	91.3%	1	382,497
140 Kendrick Street	Needham, MA	100.0%	3	380,987
One and Two Discovery Square	Reston, VA	97.2%	2	366,990
888 Boylston Street - The Prudential Center	Boston, MA	100.0%	1	363,320
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	96.4%	1	355,083
One Reston Overlook	Reston, VA	100.0%	1	319,519
535 Mission Street	San Francisco, CA	100.0%	1	307,235
Waltham Weston Corporate Center	Waltham, MA	91.6%	1	301,607
Wisconsin Place Office	Chevy Chase, MD	90.0%	1	299,186
230 CityPoint	Waltham, MA	89.9%	1	296,212
Reston Corporate Center	Reston, VA	100.0%	2	261,046
355 Main Street	Cambridge, MA	96.3%	1	259,640
Democracy Tower	Reston, VA	100.0%	1	259,441
611 Gateway (4)	South San Francisco, CA	71.4%	1	258,031
New Dominion Technology Park - Building Two (5)	Herndon, VA	100.0%	1	257,400
1330 Connecticut Avenue	Washington, DC	91.7%	1	254,011
10 CityPoint	Waltham, MA	98.1%	1	241,199
New Dominion Technology Park - Building One (5)	Herndon, VA	100.0%	1	235,201
510 Carnegie Center	Princeton, NJ	100.0%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (3)	Washington, DC	98.5%	1	230,860
90 Broadway	Cambridge, MA	100.0%	1	223,771
3625-3635 Peterson Way (6)	Santa Clara, CA	100.0%	1	218,366
255 Main Street	Cambridge, MA	100.0%	1	215,394
77 CityPoint	Waltham, MA	91.9%	1	209,708
Sumner Square	Washington, DC	91.8%	1	208,892
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street	Cambridge, MA	100.0%	1	195,191
North First Business Park (6)	San Jose, CA	81.1%	5	190,636
150 Broadway	Cambridge, MA	100.0%	1	177,226
191 Spring Street	Lexington, MA	100.0%	1	170,997
Lexington Office Park	Lexington, MA	72.7%	2	166,775
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	100.0%	1	159,468
Kingstowne Two	Alexandria, VA	63.3%	1	156,089
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	67.5%	1	151,547
Kingstowne One	Alexandria, VA	89.6%	1	151,483

Properties	Location	% Leased as of December 31, 2019 (1)	Number of Buildings	Net Rentable Square Feet
214 Carnegie Center	Princeton, NJ	52.2%	1	146,979
2440 West El Camino Real	Mountain View, CA	87.2%	1	141,392
506 Carnegie Center	Princeton, NJ	66.0%	1	140,312
200 West Street (7)	Waltham, MA	100.0%	1	134,917
Two Reston Overlook	Reston, VA	75.3%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	93.5%	1	134,381
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
Annapolis Junction Building Seven (50% ownership) (3)	Annapolis, MD	100.0%	1	127,229
Annapolis Junction Building Eight (50% ownership) (3)	Annapolis, MD	—%	1	125,685
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
101 Carnegie Center	Princeton, NJ	100.0%	1	121,620
502 Carnegie Center	Princeton, NJ	94.8%	1	121,460
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction Building Six (50% ownership) (3)	Annapolis, MD	75.2%	1	119,339
1265 Main Street (50% ownership) (3)	Waltham, MA	100.0%	1	114,969
7601 Boston Boulevard	Springfield, VA	100.0%	1	114,028
201 Spring Street	Lexington, MA	100.0%	1	106,300
7435 Boston Boulevard	Springfield, VA	83.4%	1	103,557
104 Carnegie Center	Princeton, NJ	55.1%	1	102,830
103 Carnegie Center	Princeton, NJ	69.8%	1	96,332
8000 Grainger Court	Springfield, VA	—%	1	88,775
33 Hayden Avenue	Lexington, MA	100.0%	1	80,872
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield VA	100.0%	1	75,756
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	56.3%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
250 Binney Street	Cambridge, MA	100.0%	1	67,362
302 Carnegie Center	Princeton, NJ	89.3%	1	64,926
195 West Street	Waltham, MA	—%	1	63,500
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
7451 Boston Boulevard	Springfield, VA	67.4%	1	45,615
7300 Boston Boulevard	Springfield, VA	100.0%	1	32,000
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
17 Hartwell Avenue	Lexington, MA	100.0%	1	30,000
453 Ravendale Drive	Mountain View, CA	85.8%	1	29,620
7375 Boston Boulevard	Springfield, VA	100.0%	1	26,865
690 Folsom Street	San Francisco, CA	100.0%	1	26,080
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500

Properties	Location	% Leased as of December 31, 2019 (1)		Number of Buildings	Net Rentable Square Feet

Subtotal for Office Properties		93.0%		168	43,991,665
Retail
Prudential Center (retail shops)	Boston, MA	99.0%		1	595,212
Fountain Square Retail	Reston, VA	90.1%		1	220,503
Kingstowne Retail	Alexandria, VA	100.0%		1	88,288
Santa Monica Business Park Retail (55% ownership) (3)	Santa Monica, CA	92.3%		7	74,242
Star Market at the Prudential Center	Boston, MA	100.0%		1	57,235
The Point	Waltham, MA	84.7%		1	16,300
Subtotal for Retail Properties		96.6%		12	1,051,780
Residential Properties
Signature at Reston (508 units)	Reston, VA	78.0%	(8)	1	517,783
The Avant at Reston Town Center (359 units)	Reston, VA	90.0%	(9)	1	355,374
Proto Kendall Square (280 units)	Cambridge, MA	97.1%	(9)	1	166,717
The Lofts at Atlantic Wharf (86 units)	Boston, MA	96.5%	(9)	1	87,097
Subtotal for Residential Properties		87.1%		4	1,126,971	(10)
Hotel Property
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	83.8%	(11)	1	334,260	(12)
Subtotal for Hotel Property		83.8%		1	334,260
Subtotal for In-Service Properties		93.0%		185	46,504,676
Properties Under Construction/Redevelopment (13)
Office
17Fifty Presidents Street	Reston, VA	100.0%		1	276,000
20 CityPoint	Waltham, MA	63.0%		1	211,000
Dock 72 (50% ownership) (3)	Brooklyn, NY	33.0%		1	670,000
325 Main Street	Cambridge, MA	90.0%		1	420,000
100 Causeway Street (50% ownership) (3)	Boston, MA	94.0%		1	632,000
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership) (3)	Bethesda, MD	100.0%		1	734,000
Reston Gateway	Reston, VA	80.0%		2	1,062,000
2100 Pennsylvania Avenue	Washington, DC	61.0%		1	469,000
Redevelopment
One Five Nine East 53rd Street (55% ownership) (14)	New York, NY	96.0%		—	220,000
200 West Street (15)	Waltham, MA	—%		—	126,000
Residential
Hub50House (The Hub on Causeway - Residential) (440 units) (50% ownership) (3)	Boston, MA	37.0%		1	320,000
The Skylyne (MacArthur Station Residences) (402 units) (16)	Oakland, CA	—%		1	324,000

Properties	Location	% Leased as of December 31, 2019 (1)		Number of Buildings	Net Rentable Square Feet
Subtotal for Properties Under Construction/Redevelopment		76.0%	(17)	11	5,464,000
Total Portfolio				196	51,968,676
_______________

(1)	Represents signed leases for in-service properties which revenue recognition has commenced in accordance with accounting principles generally accepted in the United States (“GAAP”).

(2)	Excludes the portion that was removed from the in-service portfolio during the third quarter of 2016 as part of a planned redevelopment.

(3)	Property is an unconsolidated joint venture.

(4)	On January 28, 2020, we entered into a joint venture with a third party and contributed these properties (See Note 19 to the Consolidated Financial Statements).

(5)	On February 20, 2020, we completed the sale of this property (See Note 19 to the Consolidated Financial Statements).

(6)	Property is held for redevelopment.

(7)	Excludes the portion that was removed from the in-service portfolio during the third quarter of 2019 as part of a planned redevelopment.

(8)
This project was completed and fully placed in-service on June 7, 2018 and is still in its initial lease-up period. Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2019.

(9)	Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2019.

(10)
Includes 74,865 square feet of retail space which is approximately 97.0% leased as of December 31, 2019. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2019.

(11)
Represents the weighted-average room occupancy for the year ended December 31, 2019. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2019.

(12)
Includes 4,260 square feet of retail space which is 100% leased as of December 31, 2019. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2019.

(13)	Represents percentage leased as of February 21, 2020, including leases with future commencement dates.

(14)	The low-rise portion of 601 Lexington Avenue.

(15)	Represents a portion of the property under redevelopment for conversion to laboratory space.

(16)	This project is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(17)	Excludes residential units.
Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2019	2018	2017	2016	2015
Percentage leased (1)	93.0%	91.4%	90.7%	90.2%	91.4%
Average annualized revenue per square foot (2)	$69.72	$66.63	$63.66	$62.54	$60.89
_______________

(1)	Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.

(2)
Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2019, 2018, 2017, 2016 and 2015 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2019, 2018, 2017, 2016 and 2015 for the succeeding twelve-month period were $1.70, $0.97, $1.67, $1.18 and $0.60, respectively.

Top 20 Tenants by Square Feet
Our 20 largest tenants by square feet as of December 31, 2019 were as follows:

	Tenant	Square Feet		% of In-Service Portfolio
1.	U.S. Government	1,387,368	(1)	3.07%
2.	salesforce.com	885,738		1.96%
3.	Arnold & Porter Kaye Scholer	804,200		1.78%
4.	Biogen	772,212		1.71%
5.	WeWork	734,515	(2)	1.63%
6.	Akamai Technologies	671,210		1.49%
7.	Kirkland & Ellis	645,130	(3)	1.43%
8.	Wellington Management	628,336	(4)	1.39%
9.	Bank of America	618,908	(5)	1.37%
10.	Ropes & Gray	539,467		1.20%
11.	Shearman & Sterling	506,237	(6)	1.12%
12.	Google	476,285		1.06%
13.	Weil Gotshal & Manges	469,763	(7)	1.04%
14.	O’Melveny & Myers	458,399	(8)	1.02%
15.	Snap	386,302	(9)	0.86%
16.	Ann Inc. (fka Ann Taylor Corp.)	368,463	(10)	0.82%
17.	Bechtel Corporation	365,606		0.81%
18.	Blue Cross Blue Shield	347,618		0.77%
19.	Mass Financial Services	336,981		0.75%
20.	Finnegan Henderson Farabow	321,798	(11)	0.71%
__________________

(1)	Includes 157,029 square feet of space in properties in which we have a 50% interest.

(2)	Includes 221,607 and 226,493 square feet of space in properties in which we have a 50% and 20% interest, respectively.

(3)	Includes 584,138 square feet of space in a property in which we have a 55% interest.

(4)	Includes 618,297 square feet of space in properties in which we have a 55% interest.

(5)	Includes 50,887 and 540,555 square feet of space n properties in which we have a 60% and 55% interest, respectively

(6)	Includes 43,661 square feet of space in a property in which we have a 50% interest.

(7)	Includes 441,616 and 28,147 square feet of space in properties in which we have a 60% and 55% interest, respectively.

(8)	Includes 304,619 square feet of space in a property in which we have a 55% interest.

(9)	Includes 386,302 square feet of space in properties in which we have a 55% interest.

(10)	Includes 351,865 square feet of space in a property in which we have a 55% interest.

(11)	Includes 251,941 square feet of space in a property in which we have a 25% interest.

Tenant Diversification
Our tenant diversification by square feet as of December 31, 2019 was as follows:

Sector	% of In-Service Portfolio
Media & Technology	29%
Legal Services	18%
Financial Services - all other	13%
Other Professional Services	9%
Financial Services - commercial and investment banking	7%
Real Estate & Insurance	6%
Retail	6%
Government / Public Administration	4%
Manufacturing	4%
Other	4%
Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2019 (5)	68,540	$3,453,938	$50.39	$3,453,938	$50.39	0.15%
2020	2,995,401	166,021,728	55.43	168,815,044	56.36	6.64%
2021	3,250,457	184,136,598	56.65	188,866,373	58.10	7.20%
2022	3,000,032	198,857,226	66.29	201,635,554	67.21	6.65%
2023	2,185,651	150,167,410	68.71	161,262,374	73.78	4.84%
2024	3,638,013	229,171,879	62.99	240,776,440	66.18	8.06%
2025	2,611,465	168,851,778	64.66	186,914,235	71.57	5.79%
2026	3,296,431	266,086,676	80.72	289,154,142	87.72	7.31%
2027	2,118,228	146,581,523	69.20	166,426,392	78.57	4.69%
2028	2,679,079	183,296,314	68.42	210,390,846	78.53	5.94%
Thereafter	16,124,682	1,216,366,302	75.44	1,517,817,212	94.13	35.74%
 _______________

(1)	Includes 100% of unconsolidated joint venture properties. Does not include residential units or the hotel.

(2)
Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement tenant expires.

(3)
Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2019 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(4)
Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2019 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.

(5)	Represents leases that expired on December 31, 2019.

Item 3. Legal Proceedings
We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Mine Safety Disclosures
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 21, 2020, BXP had approximately 1,121 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 21, 2020, there were approximately 313 holders of record and 173,064,320 common units outstanding, 155,121,560 of which were held by BXP.
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
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2014 through December 31, 2019, among BXP, Standard & Poor’s (“S&P”) 500 Index, Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2014	2015	2016	2017	2018	2019
Boston Properties, Inc.	$100.00	$102.13	$102.85	$108.92	$97.06	$122.38
S&P 500 Index	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Equity REIT Index	$100.00	$102.83	$111.70	$121.39	$116.48	$149.86
Office REIT Index	$100.00	$100.29	$113.49	$119.45	$102.13	$134.22

Boston Properties, Inc.
(a) During the three months ended December 31, 2019, BXP issued an aggregate of 102,904 shares of common stock in exchange for 102,904 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 5,318 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1, 2019 - October 31, 2019	—		$—	N/A	N/A
November 1, 2019 - November 30, 2019	63	(1)	0.01	N/A	N/A
December 1, 2019 - December 31, 2019	—		—	N/A	N/A
Total	63		$0.01	N/A	N/A
____________________

(1)
Represents shares of restricted common stock of BXP repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreement, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

Boston Properties Limited Partnership
(a) Each time BXP issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended December 31, 2019, in connection with issuances of common stock by BXP pursuant to exercises of non-qualified stock options under the BXP 2012 Stock Option and Incentive Plan and the BXP 1997 Stock Option and Incentive Plan, we issued an aggregate of 115,384 common units to BXP in exchange for approximately $11.2 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2019 - October 31, 2019	—		$—	N/A	N/A
November 1, 2019 - November 30, 2019	215	(1)	0.18	N/A	N/A
December 1, 2019 - December 31, 2019	—		—	N/A	N/A
Total	215		$0.18	N/A	N/A
____________________

(1)
Includes 63 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of an employee’s employment with BXP and 152 LTIP units that were repurchased by BPLP in connection with the termination of certain employees’ employment with BXP.

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
Boston Properties, Inc.

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$2,960,562	$2,717,076	$2,602,076	$2,550,820	$2,490,821
Expenses:
Rental operating	1,050,010	979,151	929,977	889,768	872,252
Hotel operating	34,004	33,863	32,059	31,466	32,084
General and administrative	140,777	121,722	113,715	105,229	96,319
Payroll and related costs from management services contracts	10,386	9,590	—	—	—
Transaction costs	1,984	1,604	668	2,387	1,259
Depreciation and amortization	677,764	645,649	617,547	694,403	639,542
Total expenses	1,914,925	1,791,579	1,693,966	1,723,253	1,641,456
Other income (expense):
Income from unconsolidated joint ventures	46,592	2,222	11,232	8,074	22,770
Gain on sale of investment in unconsolidated joint venture	—	—	—	59,370	—
Gains on sales of real estate	709	182,356	7,663	80,606	375,895
Interest and other income	18,939	10,823	5,783	7,230	6,777
Gains (losses) from investments in securities	6,417	(1,865)	3,678	2,273	(653)
Gains (losses) from early extinguishments of debt	(29,540)	(16,490)	496	(371)	(22,040)
Impairment losses	(24,038)	(11,812)	—	(1,783)	—
Losses from interest rate contracts	—	—	—	(140)	—
Interest expense	(412,717)	(378,168)	(374,481)	(412,849)	(432,196)
Net income	651,999	712,563	562,481	569,977	799,918
Net income attributable to noncontrolling interests	(130,465)	(129,716)	(100,042)	(57,192)	(216,812)
Net income attributable to Boston Properties, Inc.	521,534	582,847	462,439	512,785	583,106
Preferred dividends	(10,500)	(10,500)	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	$572,347	$451,939	$502,285	$572,606
Basic earnings per common share attributable to Boston Properties, Inc.:
Net income	$3.31	$3.71	$2.93	$3.27	$3.73
Weighted average number of common shares outstanding	154,582	154,427	154,190	153,715	153,471
Diluted earnings per common share attributable to Boston Properties, Inc.:
Net income	$3.30	$3.70	$2.93	$3.26	$3.72
Weighted average number of common and common equivalent shares outstanding	154,883	154,682	154,390	153,977	153,844

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet information:
Real estate, gross	$22,889,010	$21,649,896	$21,096,642	$20,147,263	$19,481,535
Real estate, net	17,622,212	16,752,119	16,507,008	15,925,028	15,555,641
Cash and cash equivalents	644,950	543,359	434,767	356,914	723,718
Total assets (1)	21,284,905	20,256,477	19,372,233	18,851,643	18,351,486
Total indebtedness (1)	11,811,806	11,007,757	10,271,611	9,796,133	9,188,543
Redeemable deferred stock units	8,365	—	—	—	—
Stockholders’ equity attributable to Boston Properties, Inc.	5,684,687	5,883,171	5,813,957	5,786,295	5,709,435
Equity noncontrolling interests	2,329,549	2,330,797	2,288,499	2,145,629	2,177,492

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations attributable to Boston Properties, Inc. common shareholders (2)	$1,085,844	$974,489	$959,412	$927,747	$823,715
Dividends declared per share (3)	3.83	3.50	3.05	2.70	3.85
Cash flows provided by operating activities (4)	1,181,165	1,150,245	911,979	1,034,548	817,898
Cash flows used in investing activities (4)	(1,015,091)	(1,098,876)	(882,044)	(1,337,347)	(711,980)
Cash flows provided by (used in) financing activities (4)	(113,379)	82,453	55,346	(74,621)	(1,558,810)
Total square feet at end of year (including development projects)	51,969	51,586	50,339	47,704	46,495
In-service percentage leased at end of year	93.0%	91.4%	90.7%	90.2%	91.4%
 _______________

(1)
On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 and retrospectively applied the guidance to our Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, with the exception of December 31, 2019, 2018, 2017 and 2016, were previously included in Total Assets totaling approximately $28.0 million are now included in Total Indebtedness as of December 31, 2015.

(2)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of Nareit, we calculate Funds from Operations, or “FFO,” for BXP by adjusting net income attributable to Boston Properties, Inc. common shareholders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on BXP’s balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing BXP’s operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. Amount represents BXP’s share, which was 89.77%, 89.83%, 89.82%, 89.70% and 89.68% for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively, after allocation to the noncontrolling interests.

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

(3)	Includes a special dividend of $1.25 per share paid on January 28, 2016 to shareholders of record as of the close of business on December 31, 2015.

(4)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18 and retrospectively applied the guidance to our Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU 2016-15 and ASU 2016-18 required us to include Cash Held in Escrows with Cash and Cash Equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and required us to classify debt prepayment and extinguishment costs as a component of financing activities instead of as a component of operating activities in our Consolidated Statements of Cash Flows resulting in changes to the reported amounts of cash flows provided by (used in) operating, investing and financing activities.

Boston Properties Limited Partnership

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$2,960,562	$2,717,076	$2,602,076	$2,550,820	$2,490,821
Expenses:
Rental operating	1,050,010	979,151	929,977	889,768	872,252
Hotel operating	34,004	33,863	32,059	31,466	32,084
General and administrative	140,777	121,722	113,715	105,229	96,319
Payroll and related costs from management services contracts	10,386	9,590	—	—	—
Transaction costs	1,984	1,604	668	2,387	1,259
Depreciation and amortization	669,956	637,891	609,407	682,776	631,549
Total expenses	1,907,117	1,783,821	1,685,826	1,711,626	1,633,463
Other income (expense):
Income from unconsolidated joint ventures	46,592	2,222	11,232	8,074	22,770
Gain on sale of investment in unconsolidated joint venture	—	—	—	59,370	—
Gains on sales of real estate	858	190,716	8,240	82,775	377,093
Interest and other income	18,939	10,823	5,783	7,230	6,777
Gains (losses) from investments in securities	6,417	(1,865)	3,678	2,273	(653)
Gains (losses) from early extinguishments of debt	(29,540)	(16,490)	496	(371)	(22,040)
Impairment losses	(22,272)	(10,181)	—	(1,783)	—
Losses from interest rate contracts	—	—	—	(140)	—
Interest expense	(412,717)	(378,168)	(374,481)	(412,849)	(432,196)
Net income	661,722	730,312	571,198	583,773	809,109
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(71,120)	(62,909)	(47,832)	2,068	(149,855)
Noncontrolling interest-redeemable preferred units	—	—	—	—	(6)
Net income attributable to Boston Properties Limited Partnership	590,602	667,403	523,366	585,841	659,248
Preferred distributions	(10,500)	(10,500)	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	$656,903	$512,866	$575,341	$648,748
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$3.37	$3.82	$2.99	$3.36	$3.79
Weighted average number of common units outstanding	172,200	171,912	171,661	171,361	171,139
Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$3.36	$3.81	$2.98	$3.35	$3.78
Weighted average number of common and common equivalent units outstanding	172,501	172,167	171,861	171,623	171,512

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet information:
Real estate, gross	$22,493,789	$21,251,540	$20,685,164	$19,733,872	$19,061,141
Real estate, net	17,330,881	16,451,065	16,188,205	15,597,508	15,214,325
Cash and cash equivalents	644,950	543,359	434,767	356,914	723,718
Total assets (1)	20,993,574	19,955,423	19,053,430	18,524,123	18,010,170
Total indebtedness (1)	11,811,806	11,007,757	10,271,611	9,796,133	9,188,543
Noncontrolling interests	2,468,753	2,000,591	2,292,263	2,262,040	2,286,689
Redeemable deferred stock units	8,365	—	—	—	—
Boston Properties Limited Partnership partners’ capital	3,525,463	4,200,878	3,807,630	3,811,717	3,684,522
Noncontrolling interests in property partnerships	1,728,689	1,711,445	1,683,760	1,530,647	1,574,400

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (2)	$1,209,601	$1,084,827	$1,068,119	$1,034,251	$918,543
Distributions per common unit (3)	3.83	3.50	3.05	2.70	3.85
Cash flows provided by operating activities (4)	1,181,165	1,150,245	911,979	1,034,548	817,898
Cash flows used in investing activities (4)	(1,015,091)	(1,098,876)	(882,044)	(1,337,347)	(711,980)
Cash flows provided by (used in) financing activities (4)	(113,379)	82,453	55,346	(74,621)	(1,558,810)
Total square feet at end of year (including development projects)	51,969	51,586	50,339	47,704	46,495
In-service percentage leased at end of year	93.0%	91.4%	90.7%	90.2%	91.4%
  _______________

(1)
On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-03 and retrospectively applied the guidance to our Mortgage Notes Payable and Unsecured Senior Notes for all periods presented. Unamortized deferred financing costs, with the exception of December 31, 2019, 2018, 2017 and 2016, were previously included in Total Assets totaling approximately $28.0 million are now included in Total Indebtedness as of December 31, 2015.

(2)
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of Nareit, we calculate Funds from Operations, or “FFO,” for BPLP by adjusting net income attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on BPLP’s balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing BPLP’s operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.

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

(3)	Includes a special distribution of $1.25 per common unit paid on January 28, 2016 to unitholders of record as of the close of business on December 31, 2015.

(4)
On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18 and retrospectively applied the guidance to our Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU 2016-15 and ASU 2016-18 required us to include Cash Held in Escrows with Cash and Cash Equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and required us to classify debt prepayment and extinguishment costs as a component of financing activities instead of as a component of operating activities in our Consolidated Statements of Cash Flows resulting in changes to the reported amounts of cash flows provided by (used in) operating, investing and financing activities.

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

•
volatile or adverse global economic and political conditions, health crises and dislocations in the credit markets could adversely affect our access to cost-effective capital and have a resulting material adverse effect on our business opportunities, results of operations and financial condition;

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

•	risks associated with forward interest rate contracts and the effectiveness of such arrangements;

•	risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;

•	risks associated with actual or threatened terrorist attacks;

•	costs of compliance with the Americans with Disabilities Act and other similar laws;

•	potential liability for uninsured losses and environmental contamination;

•	risks associated with the physical effects of climate change;

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
Overview
BXP is the largest publicly-traded office real estate investment trust (REIT) (based on total market capitalization) as of December 31, 2019 in the United States that develops, owns and manages primarily Class A office properties concentrated in five markets in the United States - Boston, Los Angeles, New York, San Francisco and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases was approximately 8.4 years, as of December 31, 2019, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our top 20 office tenant leases was approximately 11.4 years. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:

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
Outlook
Macroeconomic conditions remained stable and overall favorable for us in the fourth quarter of 2019. U.S. GDP continues to increase at an estimated annual rate of 2.1% in the fourth quarter and job creation remained steady as the U.S. economy created approximately 593,000 jobs in the fourth quarter of 2019 and the unemployment rate remained low at 3.5%. The 10-year U.S. Treasury rate remains attractive and the Federal Reserve continues to keep the overnight lending rates low and has not indicated any near-term changes.
While political and global risks have tempered, recent events regarding the coronavirus have prompted concerns and its long-term impact on global economics and our business is not yet known. We continue to be optimistic for our industry generally and our company in particular given the positive economic statistics, low interest rates, strong leasing trends in most of our core markets and the continued success of our development efforts. As a leading developer, owner and manager of marquee Class A office properties in the U.S., our priorities remain focused on the following:

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
The overall occupancy of our in-service office and retail properties was 93.0% at December 31, 2019, an increase of 160 basis points year-over-year as compared to December 31, 2018 and an increase of 40 basis points as compared to September 30, 2019. During the fourth quarter of 2019, we signed leases across our portfolio totaling approximately 1.7 million square feet and we commenced revenue recognition on approximately 1.1 million square feet of leases in second generation space. Of these second generation leases, approximately 826,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 48% over the prior leases.
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
Consistent with this strategy, in 2019, we completed and fully placed in-service approximately 865,000 net rentable square feet of new development at approximately 98% leased, including leases with future commencement dates. During the fourth quarter of 2019, we fully placed in-service The Hub on Causeway - Podium, an approximately 382,000 net rentable square foot property containing retail and office space located in Boston, Massachusetts. The property is 99% leased, including leases with future commencement dates. The Hub on Causeway - Podium is part of a 1.3 million square foot mixed-use development project adjacent to the North Station transit center. We have a 50% ownership interest in the development. We also placed in service 145

Broadway, an approximately 483,000 net rentable square foot property located in Cambridge, Massachusetts. The property is 98% leased to a single tenant.
As of December 31, 2019, our construction/redevelopment pipeline consisted of 11 properties that, when completed, we expect will total approximately 5.5 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $3.1 billion, of which approximately $1.4 billion remains to be invested as of December 31, 2019. Approximately 76% of the commercial space in these development projects was pre-leased as of February 21, 2020.
As we continue to focus on the development and acquisition of assets to enhance our long-term growth, we also continually review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market environment. For example, during the fourth quarter of 2019, we entered into an agreement for the sale of our New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. The sale was completed on February 20, 2020. New Dominion Technology Park consists of two Class A office properties aggregating approximately 493,000 net rentable square feet. In 2019, we disposed of approximately $406 million of assets. We expect to continue to sell select assets as we move through 2020, subject to market conditions.
A brief overview of each of our markets follows.
Boston
The leasing market in the greater Boston region remains active and strong. Demand in the Boston central business district (“CBD”) continues to be driven by a strong flow of new and expanding technology and life science companies, traditional financial and professional services tenants and the ongoing trend of urbanization. During the fourth quarter of 2019, we executed approximately 317,000 square feet of leases and had approximately 1.0 million square feet of leases commence in the Boston region. Approximately 356,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 79% over the prior leases. We are also actively working to meet tenant demand in Boston through new development. In addition to fully placing in-service The Hub on Causeway - Podium and partially placing in-service the Hub50House in the fourth quarter of 2019, we continued development of 100 Causeway Street, a 632,000 net rentable square foot office tower located in Boston, Massachusetts, of which we own 50%, that is 94% pre-leased, as of February 21, 2020, and is expected to be delivered in 2021.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge is 99% leased, as of December 31, 2019, dominated by large users and continues to generate strong rental rates. On October 24, 2019, we completed and placed in-service 145 Broadway, an approximately 483,000 net rentable square foot office property that is 98% leased. We also continued the development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to a tenant for a term of 15 years.
In the suburban Waltham/Lexington sub-market, we continue to experience significant demand within our existing tenant base and from other tenants in the market, particularly from technology and life science companies seeking space to accommodate their expanding workforces. To capitalize on this demand, we commenced the redevelopment of a portion of 200 West Street, an approximately 261,000 net rentable square foot Class A office property in Waltham, Massachusetts. The redevelopment is a conversion of a portion of the property to laboratory space to meet growing demand in the life sciences sector.
The primary challenge we have in our Boston portfolio is the lack of available space to meet tenant demand. As a result, we are focused on future lease expirations and are working on expansions and early renewals that are expected to result in increases in future rents. We are also actively marketing new development sites in Boston and Waltham. The Boston, Cambridge and the suburban Waltham/Lexington sub-market have continued to experience strong increases in rental rates.
Los Angeles
The market in Los Angeles (“LA”) remains strong, particularly in West LA where our Colorado Center complex, of which we own 50%, and our 21-building Santa Monica Business Park, of which we own 55%, are located. We believe both properties provide us with ample opportunity for future growth, as a majority of the current leases are at below-market rents. As of December 31, 2019, our LA in-service properties are approximately 97% leased. We have the opportunity to increase revenue through completing renewals at higher rents on most of the approximately

707,000 square feet of office leases that will expire at the end of 2020 through 2021. We will continue to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.
New York
As of December 31, 2019, our New York CBD in-service portfolio was approximately 94% leased. In the fourth quarter of 2019, we commenced approximately 537,000 square feet of leases in the New York region. Of these leases, approximately 271,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 17% over the prior leases.
Although overall leasing activity remains strong due to ongoing demand for new or recently renovated high-quality office space, particularly in midtown Manhattan, rental rate growth in New York City remains muted due to increased supply. During 2019, we increased the occupancy in our New York City portfolio by 2.6% to 94.4% at December 31, 2019. As a result, we continue to expect stable rent and tenant improvement allowances in our New York submarkets.
San Francisco
Our San Francisco CBD in-service properties are approximately 97% leased as of December 31, 2019. During the fourth quarter of 2019, we commenced approximately 241,000 square feet of leases in the San Francisco region. Of these leases, approximately 167,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 57% over the prior leases. The San Francisco market conditions remain favorable with market vacancy rates in the low single digits. During the fourth quarter of 2019, we secured approval from the City of San Francisco Planning Commission for our 425 Fourth Street development project located in San Francisco’s Central SoMa District. The approval includes the Large Project Authorization for the design and massing of an approximately 820,000 square foot project, as well as an initial allocation of 505,000 square feet under the San Francisco Office Development Annual Limitation Program (Prop M) for the first phase of the project.
San Francisco CBD continues to experience strong employment trends and limited supply of Class A office space. As market demand from technology and life sciences companies continues to grow, companies often seek locations in close proximity to the San Francisco CBD that offer access to public transportation and more efficient commutes for their employees. To meet this demand, we have several large scale development opportunities in Silicon Valley that we are marketing to tenants, including Platform 16, an approximately 1.1 million square foot Class A urban office campus located on a 5.6-acre site in downtown San Jose, California in which we have a 55% interest.  On January 28, 2020, the joint venture commenced development of the first phase of Platform 16, which will consist of an approximately 390,000 net rentable square foot Class A office building and a below grade parking garage. Platform 16 is adjacent to Google’s planned multimillion square foot transit village and Diridon Station, the largest multi-modal transportation hub in the Bay Area consisting of Caltrain, VTA light-rail, the ACE train and the planned BART and high-speed rail lines.
On January 28, 2020, we entered into a joint venture with Alexandria Real Estate Equities to own, operate and develop approximately 1.1 million square feet of existing office and lab properties in South San Francisco, California, with the opportunity for approximately 640,000 square feet of additional future development.  Upon completion, the joint venture is expected to own an approximately 1.7 million square foot life sciences campus, including a mix of office and lab buildings.  Under the joint venture agreement, we contributed 601, 611 and 651 Gateway Boulevard, three existing office properties that total approximately 768,000 net rentable square feet, and developable land.  Alexandria Real Estate Equities contributed approximately 313,000 square feet of existing properties including lab, office and amenity buildings, and developable land.  We have a 50% ownership interest in the joint venture (See Note 19 to the Consolidated Financial Statements). The South San Francisco market has experienced strong demand from companies in the life sciences sector. We expect this joint venture will allow us to expand the amount of developable land on the combined site and efficiently capitalize on tenant demand in the life sciences sector.
Washington, DC
Market conditions in the Washington, DC CBD have not changed in any meaningful way over the past few quarters. In the Washington, DC region, our focus remains on (1) expanding our development potential in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong, (2) divesting of assets in

Washington, DC and select suburban markets and (3) matching development sites with tenants to begin development with significant pre-leasing commitments.
In our Reston, Virginia portfolio, we continued development of Reston Gateway, our mixed-use development project, which will consist of an aggregate of approximately 4.5 million net rentable square feet. The initial phase is approximately 1.1 million net rentable square feet, of which approximately 80% is pre-leased to Fannie Mae. Our Reston, Virginia in-service portfolio was approximately 93% leased as of December 31, 2019 and continues to be the strongest submarket in the region.
Conversely, leasing activity in the Washington, DC CBD remains very competitive primarily because there has been an increase in supply without a corresponding increase in demand. We are reasonably well-leased in the CBD with modest near-term exposure and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through dispositions of assets.
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the year ended December 31, 2019:

Year Ended December 31, 2019
Total Square Feet
Vacant space available at the beginning of the period	3,859,897
Property dispositions/properties taken out of service (1)	(662,790)
Vacant space in properties acquired	70,954
Properties placed (and partially placed) in-service (2)	1,219,535
Leases expiring or terminated during the period	5,442,229
Total space available for lease	9,929,825
1st generation leases	1,741,018
2nd generation leases with new tenants	2,618,560
2nd generation lease renewals	2,435,077
Total space leased (3)	6,794,655
Vacant space available for lease at the end of the period	3,135,170

Leases executed during the period, in square feet (4)	7,623,836

Second generation leasing information: (5)
Leases commencing during the period, in square feet	5,053,637
Weighted Average Lease Term	114 Months
Weighted Average Free Rent Period	93 Days
Total Transaction Costs Per Square Foot (6)	$82.12
Increase in Gross Rents (7)	17.19%
Increase in Net Rents (8)	26.19%
 __________________

(1)
Total square feet of available space associated with properties taken out of service during the year ended December 31, 2019 consists of 109,658 square feet at 325 Main Street and 104,084 square feet at 200 West Street. Total square feet of available space associated with property dispositions during the year ended December 31, 2019 consists of 85,019 square feet at 2600 Tower Oaks Boulevard, 64,140 square feet at 164 Lexington Road, 50,150 square feet at 540 Madison Avenue and 249,739 square feet at One Tower Center.

(2)
Total square feet of properties placed (and partially placed) in-service during the year ended December 31, 2019 consists of 131,949 at 20 CityPoint, 382,497 at The Hub on Causeway - Podium, 221,607 at Dock 72 and 483,482 at 145 Broadway.

(3)	Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the year ended December 31, 2019.

(4)
Represents leases executed during the year ended December 31, 2019 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the year ended December 31, 2019 is 888,950.

(5)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 5,053,637 square feet of second generation leases that commenced during the year ended December 31, 2019, leases for 4,172,378 square feet were signed in prior periods.

(6)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

(7)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 3,995,351 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2019; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(8)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 3,995,351 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2019; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

For descriptions of significant transactions that we completed during 2019, see “Item 1. Business—Transactions During 2019.”
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
Real Estate
Upon acquisitions of real estate, we assess whether the transaction should be accounted for as an asset acquisition or as a business combination by applying a screen to determine whether the integrated set of assets and activities acquired meets the definition of a business. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Our acquisitions of real estate or in-substance real estate generally will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.
We assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocate the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our hold strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
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
Accounts of the consolidated entity are included in our accounts and the noncontrolling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We may account for cash distributions in excess of our investment in an unconsolidated joint venture as income when we are not the general partner in a limited partnership and when we have neither the requirement nor the intent to provide financial support to the joint venture. We classify distributions received from equity method investees within our Consolidated Statements of Cash Flows using the nature of the distribution approach, which classifies the distributions received on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). Our investments in unconsolidated joint ventures are reviewed for impairment periodically and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. The evaluation of fair value is subjective and is based in part on assumptions regarding future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary.
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

Revenue Recognition
In general, we commence lease/rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual lease/rental revenue is reported on a straight-line basis over the terms of the respective leases. We recognize acquired in-place “above-” and “below-market” leases at their fair values as lease/rental revenue over the original term of the respective leases. Accrued rental income as reported on the Consolidated Balance Sheets represents cumulative lease/rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.
For the year ended December 31, 2019, the impact of the net adjustments of rents from “above-” and “below-market” leases increased lease revenue by approximately $20.9 million. For the year ended December 31, 2019, the impact of the straight-line rent adjustment increased lease revenue by approximately $58.4 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 5 to the Consolidated Financial Statements.
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
We review our trade accounts receivable, including our straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. We analyze our accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance on a lease-by-lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If a lessee’s accounts receivable balance is considered uncollectible, we will write-off the receivable balances associated with the lease to Lease revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If we subsequently determine that it is probable we will collect substantially all the remaining lessee’s lease payments under the lease term, we will then reinstate the straight-line balance, adjusting for the amount related to the period when the lease payments were considered not probable. Our reported net earnings are directly affected by management’s estimate of the collectability of its trade accounts receivable.
The average remaining term of our in-place tenant leases, including unconsolidated joint ventures, was approximately 8.4 years as of December 31, 2019. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred (See “New Accounting Pronouncements Adopted—Leases” within Note 2 to the Consolidated Financial

Statements). We recognize these reimbursements on a gross basis, as we obtain control of the goods and services before they are transferred to the tenant. We also receive reimbursements of payroll and payroll related costs from unconsolidated joint venture entities and third party property owners in connection with management services contracts which we reflect on a gross basis instead of on a net basis as we have determined that we are the principal and not the agent under these arrangements in accordance with guidance in ASC 606 “Revenue from Contracts with Customers” (“ASC 606”).
Our parking revenue is derived primarily from monthly and transient daily parking. In addition, we have certain lease arrangements for parking accounted for under the guidance in ASC 842 “Leases” (“ASC 842”). The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.
Our hotel revenue is derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenue is recognized as the hotel rooms are occupied and the services are rendered to the hotel customers.
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
Gains on sales of real estate are recognized pursuant to the provisions included in ASC 610-20. Under ASC 610-20, we must first determine whether the transaction is a sale to a customer or non-customer. We typically sell real estate on a selective basis and not within the ordinary course of our business and therefore expects that our sale transactions will not be contracts with customers. We next determine whether we have a controlling financial interest in the property after the sale, consistent with the consolidation model in ASC 810 “Consolidation” (“ASC 810”). If we determine that we do not have a controlling financial interest in the real estate, we evaluate whether a contract exists under ASC 606 and whether the buyer has obtained control of the asset that was sold. We recognize a full gain on sale of real estate when the derecognition criteria under ASC 610-20 have been met.
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
We follow the authoritative guidance for fair value measurements when valuing our financial instruments for disclosure purposes. BPLP determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of BPLP’s unsecured senior notes are categorized at a Level 1 basis (as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”)) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in ASC 820) if trading volumes are low. We determine the fair value of our related party note receivable, note receivable and mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on note receivables / mortgage debt based on current market rates for similar securities. In determining the current market rates, we add our estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to our debt. The inputs used in determining the fair value of our related party note receivable, note receivable, and mortgage notes payable are categorized at a Level 3 basis (as defined in ASC 820) due to the fact that we consider the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit or unsecured term loan, we utilize a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on our estimate of a current market rate would represent the difference between the book value and the fair value. Our estimate of a current market rate is based upon the rate, considering current market conditions and BPLP’s specific credit profile, at which we estimate we could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input (See “New Accounting Pronouncements Issued But Not Yet Adopted—Fair Value Measurement” within Note 2 to the Consolidated Financial Statements”).
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
Income Taxes
Boston Properties Inc.
BXP has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). BXP’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BXP’s consolidated taxable REIT subsidiaries. BXP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BXP has no uncertain tax positions recognized as of December 31, 2019 and 2018.
We own a hotel property that we lease to one of our taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, BXP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.
The net difference between the tax basis and the reported amounts of BXP’s assets and liabilities was approximately $1.7 billion and $1.9 billion as of December 31, 2019 and 2018, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BXP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income (unaudited):

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Net income attributable to Boston Properties, Inc.	$521,534	$582,847	$462,439
Straight-line rent and net “above-” and “below-market” rent adjustments	(65,111)	(53,080)	(77,801)
Book/Tax differences from depreciation and amortization	125,281	109,756	142,234
Book/Tax differences from interest expense	—	(18,190)	(18,136)
Book/Tax differences on gains/(losses) from capital transactions	51,555	(26,428)	1,123
Book/Tax differences from stock-based compensation	49,123	48,817	37,990
Tangible Property Regulations	(148,157)	(128,639)	(116,265)
Other book/tax differences, net	(15,221)	56,870	33,411
Taxable income	$519,004	$571,953	$464,995
Boston Properties Limited Partnership
The partners are required to report their respective share of BPLP’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BPLP’s consolidated taxable REIT subsidiaries. BPLP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BPLP has no uncertain tax positions recognized as of December 31, 2019 and 2018.
We own a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, BPLP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.
The net difference between the tax basis and the reported amounts of BPLP’s assets and liabilities was approximately $2.7 billion and $2.8 billion as of December 31, 2019 and 2018, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BPLP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income (unaudited):

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$590,602	$667,403	$523,366
Straight-line rent and net “above-” and “below-market” rent adjustments	(72,687)	(59,199)	(86,773)
Book/Tax differences from depreciation and amortization	124,108	109,673	144,436
Book/Tax differences from interest expense	—	(20,287)	(20,227)
Book/Tax differences on gains/(losses) from capital transactions	56,955	5,762	784
Book/Tax differences from stock-based compensation	54,838	54,445	42,371
Tangible Property Regulations	(165,395)	(143,468)	(129,673)
Other book/tax differences, net	(20,177)	70,003	37,607
Taxable income	$568,244	$684,332	$511,891
Recent Accounting Pronouncements
For a discussion concerning new accounting pronouncements that may have an effect on our Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).
Results of Operations for the Years Ended December 31, 2019 and 2018
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 28, 2019.
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $61.3 million and $76.8 million for the year ended December 31, 2019 compared to 2018, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2019 to the year ended December 31, 2018” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2019 and 2018 (in thousands):

Boston Properties, Inc.

	Total Property Portfolio
	2019	2018	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$511,034	$572,347	$(61,313)	(10.71)%
Preferred dividends	10,500	10,500	—	—%
Net Income Attributable to Boston Properties, Inc.	521,534	582,847	(61,313)	(10.52)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	59,345	66,807	(7,462)	(11.17)%
Noncontrolling interests in property partnerships	71,120	62,909	8,211	13.05%
Net Income	651,999	712,563	(60,564)	(8.50)%
Other Expenses:
Add:
Interest expense	412,717	378,168	34,549	9.14%
Losses from early extinguishments of debt	29,540	16,490	13,050	79.14%
Impairment losses	24,038	11,812	12,226	103.50%
Other Income:
Less:
Gains (losses) from investments in securities	6,417	(1,865)	8,282	444.08%
Interest and other income	18,939	10,823	8,116	74.99%
Gains on sales of real estate	709	182,356	(181,647)	(99.61)%
Income from unconsolidated joint ventures	46,592	2,222	44,370	1,996.85%
Other Expenses:
Add:
Depreciation and amortization expense	677,764	645,649	32,115	4.97%
Transaction costs	1,984	1,604	380	23.69%
Payroll and related costs from management services contracts	10,386	9,590	796	8.30%
General and administrative expense	140,777	121,722	19,055	15.65%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	10,386	9,590	796	8.30%
Development and management services revenue	40,039	45,158	(5,119)	(11.34)%
Net Operating Income	$1,826,123	$1,649,314	$176,809	10.72%

Boston Properties Limited Partnership

	Total Property Portfolio
	2019	2018	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$580,102	$656,903	$(76,801)	(11.69)%
Preferred distributions	10,500	10,500	—	—%
Net Income Attributable to Boston Properties Limited Partnership	590,602	667,403	(76,801)	(11.51)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	71,120	62,909	8,211	13.05%
Net Income	661,722	730,312	(68,590)	(9.39)%
Other Expenses:
Add:
Interest expense	412,717	378,168	34,549	9.14%
Losses from early extinguishments of debt	29,540	16,490	13,050	79.14%
Impairment losses	22,272	10,181	12,091	118.76%
Other Income:
Less:
Gains (losses) from investments in securities	6,417	(1,865)	8,282	444.08%
Interest and other income	18,939	10,823	8,116	74.99%
Gains on sales of real estate	858	190,716	(189,858)	(99.55)%
Income from unconsolidated joint ventures	46,592	2,222	44,370	1,996.85%
Other Expenses:
Add:
Depreciation and amortization expense	669,956	637,891	32,065	5.03%
Transaction costs	1,984	1,604	380	23.69%
Payroll and related costs from management services contracts	10,386	9,590	796	8.30%
General and administrative expense	140,777	121,722	19,055	15.65%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	10,386	9,590	796	8.30%
Development and management services revenue	40,039	45,158	(5,119)	(11.34)%
Net Operating Income	$1,826,123	$1,649,314	$176,809	10.72%

At December 31, 2019 and 2018, we owned or had interests in a portfolio of 196 and 197 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio are necessarily meaningful. Therefore, the comparison of operating results for the years ended December 31, 2019 and 2018 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Placed In-Service, Acquired, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishments of debt, impairment losses, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income, gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the year ended December 31, 2019 to the year ended December 31, 2018
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 141 properties totaling approximately 38.2 million net rentable square feet of space, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2018 and owned and in service through December 31, 2019. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, or in development or redevelopment after January 1, 2018 or disposed of on or prior to December 31, 2019. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2019 and 2018 with respect to the properties that were placed in-service, acquired, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2019	2018	Increase/ (Decrease)	% Change	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,533,364	$2,386,764	$146,600	6.14%	$4,920	$—	$154,836	$46,451	$10,368	$18,847	$2,986	$23,849	$2,706,474	$2,475,911	$230,563	9.31%
Termination Income	15,399	6,248	9,151	146.46%	—	—	—	—	—	5	(196)	1,952	15,203	8,205	6,998	85.29%
Lease Revenue	2,548,763	2,393,012	155,751	6.51%	4,920	—	154,836	46,451	10,368	18,852	2,790	25,801	2,721,677	2,484,116	237,561	9.56%
Parking and Other	101,738	104,783	(3,045)	(2.91)%	—	—	1,056	736	127	88	36	936	102,957	106,543	(3,586)	(3.37)%
Total Rental Revenue (1)	2,650,501	2,497,795	152,706	6.11%	4,920	—	155,892	47,187	10,495	18,940	2,826	26,737	2,824,634	2,590,659	233,975	9.03%
Real Estate Operating Expenses	962,151	921,405	40,746	4.42%	1,989	—	58,559	21,889	8,820	8,599	2,506	14,654	1,034,025	966,547	67,478	6.98%
Net Operating Income, Excluding Residential and Hotel	1,688,350	1,576,390	111,960	7.10%	2,931	—	97,333	25,298	1,675	10,341	320	12,083	1,790,609	1,624,112	166,497	10.25%
Residential Net Operating Income (Loss) (2)	9,846	10,121	(275)	(2.72)%	—	—	11,083	(174)	—	—	—	—	20,929	9,947	10,982	110.41%
Hotel Net Operating Income (2)	14,585	15,255	(670)	(4.39)%	—	—	—	—	—	—	—	—	14,585	15,255	(670)	(4.39)%
Net Operating Income	$1,712,781	$1,601,766	$111,015	6.93%	$2,931	$—	$108,416	$25,124	$1,675	$10,341	$320	$12,083	$1,826,123	$1,649,314	$176,809	10.72%
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

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 71. Residential Net Operating Income for the year ended December 31, 2019 and 2018 are comprised of Residential Revenue of $36,914 and $22,551 less Residential Expenses of $15,985 and $12,604, respectively. Hotel Net Operating Income for the year ended December 31, 2019 and 2018 are comprised of Hotel Revenue of $48,589 and $49,118 less Hotel Expenses of $34,004 and $33,863, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $146.6 million for the year ended December 31, 2019 compared to 2018. The increase was primarily the result of an increase in revenue from our leases and the reclassification of service income from tenants and other income of approximately $127.1 million and $19.5 million, respectively. Lease revenue from our leases increased by approximately $127.1 million as a result of our average revenue per square foot increasing by approximately $2.85, contributing approximately $94.3 million, and an approximately $32.8 million increase due to our average occupancy increasing from 92.6% to 93.9%.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants, overtime HVAC, late fees and other items) that were reclassified on a prospective basis from the development and management services revenue and parking and other income line items of our Consolidated Statements of Operations. As a result, lease revenue increased by approximately $19.5 million and development and management services revenue and parking and other income decreased by approximately $12.3 million and $7.2 million, respectively, for the year ended December 31, 2019 (See Note 2 to the Consolidated Financial Statements).
Termination Income
Termination income increased by approximately $9.2 million for the year ended December 31, 2019 compared to 2018.
Termination income for the year ended December 31, 2019 related to 42 tenants across the Same Property Portfolio and totaled approximately $15.4 million, of which approximately $8.2 million is from two tenants that terminated leases early at 399 Park Avenue in New York City.
Termination income for the year ended December 31, 2018 resulted from the termination of 32 tenants across the Same Property Portfolio and totaled approximately $6.2 million, of which approximately $4.8 million was attributable to the New York Region. In addition, we received the sixth interim distribution from our unsecured creditor’s claim against Lehman Brothers, Inc. of approximately $0.3 million (See Note 9 to the Consolidated Financial Statements).
Parking and Other
Parking and other decreased by approximately $3.0 million for the year ended December 31, 2019 compared to 2018, which was primarily due to the reclassification of approximately $7.2 million of certain nonlease components resulting from the adoption of ASU 2016-02, described above (See Note 2 to the Consolidated Financial Statements). Excluding this reclassification, parking and other increased by approximately $4.2 million.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $40.7 million, or 4.4%, for the year ended December 31, 2019 compared to 2018, due primarily to increases in real estate taxes and other real estate operating expenses of approximately $31.2 million, or 6.8%, and $9.5 million, or 2.0%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2018 and December 31, 2019. Rental revenue and real estate operating expenses increased by approximately $4.9 million and $2.0 million, respectively, for the year ended December 31, 2019 compared to 2018, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2019	2018	Change	2019	2018	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	392,400	$4,920	$—	$4,920	$1,989	$—	$1,989
		392,400	$4,920	$—	$4,920	$1,989	$—	$1,989

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2018 and December 31, 2019. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $123.2 million and $39.9 million, respectively, for the year ended December 31, 2019 compared to 2018, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
Office
191 Spring Street	Fourth Quarter, 2017	Fourth Quarter, 2018	170,997	$7,721	$4,917	$2,804	$2,077	$1,723	$354
Salesforce Tower	Fourth Quarter, 2017	Fourth Quarter, 2018	1,420,682	137,184	42,270	94,914	54,687	20,166	34,521
20 CityPoint	Second Quarter, 2019	N/A	211,000	3,320	—	3,320	1,048	—	1,048
145 Broadway	Fourth Quarter, 2019	Fourth Quarter, 2019	483,482	7,667	—	7,667	747	—	747
Total Office			2,286,161	155,892	47,187	108,705	58,559	21,889	36,670

Residential
Signature at Reston	First Quarter, 2018	Second Quarter, 2018	517,783	11,421	3,879	7,542	6,302	4,510	1,792
Proto Kendall Square	Second Quarter, 2018	Third Quarter, 2018	166,717	8,930	1,944	6,986	2,966	1,487	1,479
Total Residential			684,500	20,351	5,823	14,528	9,268	5,997	3,271
			2,970,661	$176,243	$53,010	$123,233	$67,827	$27,886	$39,941

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2018 and December 31, 2019. Rental revenue from our Properties in Development or Redevelopment Portfolio decreased by approximately $8.4 million and real estate operating expenses increased approximately $0.2 million for the year ended December 31, 2019 compared to 2018.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2019	2018	Change	2019	2018	Change
			(dollars in thousands)
One Five Nine East 53rd Street	August 19, 2016	220,000	$3,736	$3,472	$264	$1,999	$1,702	$297
325 Main Street (1)	May 9, 2019	115,000	(704)	5,864	(6,568)	2,128	1,841	287
200 West Street (2)	September 30, 2019	261,000	7,463	9,604	(2,141)	4,693	5,056	(363)
		596,000	$10,495	$18,940	$(8,445)	$8,820	$8,599	$221
_______________

(1)
Rental revenue for the year ended December 31, 2019 includes the acceleration and write-off of straight-line rent associated with the early termination of a lease at this property. Real estate operating expenses for the year ended December 31, 2019 includes approximately $1.5 million of demolition costs.

(2)
Rental revenue and real estate operating expenses for the year ended December 31, 2019 are related to the entire building. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2018 and December 31, 2019. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $23.9 million and $12.1 million, respectively, for the year ended December 31, 2019 compared to 2018, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2019	2018	Change	2019	2018	Change
				(dollars in thousands)
500 E Street, S.W.	January 9, 2018	Office	262,000	$—	$270	$(270)	$—	$129	$(129)
91 Hartwell Avenue	May 24, 2018	Office	119,000	—	1,224	(1,224)	—	654	(654)
Quorum Office Park	September 27, 2018	Office	268,000	—	3,348	(3,348)	—	1,818	(1,818)
1333 New Hampshire Avenue (1)	November 30, 2018	Office	315,000	—	14,407	(14,407)	—	5,180	(5,180)
Tower Oaks	December 20, 2018	Land	N/A	—	255	(255)	—	207	(207)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	159	2,763	(2,604)	189	1,974	(1,785)
One Tower Center	June 3, 2019	Office	410,000	2,605	4,470	(1,865)	2,078	4,411	(2,333)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	82	170	(88)
Washingtonian North	December 20, 2019	Land	N/A	62	—	62	157	111	46
			1,617,000	$2,826	$26,737	$(23,911)	$2,506	$14,654	$(12,148)
_______________

(1)	Rental revenue includes termination income of approximately $2.0 million for the year ended December 31, 2018.
For additional information on the sale of the above properties and land parcels refer to “Results of Operations—Other Income and Expense Items - Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.3 million for the year ended December 31, 2019 compared to 2018.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf and The Avant at Reston Town Center for the years ended December 31, 2019 and 2018.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center
	2019	2018	Percentage Change	2019	2018	Percentage Change
Average Monthly Rental Rate (1)	$4,482	$4,272	4.9%	$2,417	$2,411	0.2%
Average Rental Rate Per Occupied Square Foot	$4.95	$4.74	4.4%	$2.64	$2.65	(0.4)%
Average Physical Occupancy (2)	95.1%	93.9%	1.3%	92.0%	93.6%	(1.7)%
Average Economic Occupancy (3)	95.2%	93.5%	1.8%	91.6%	92.9%	(1.4)%
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
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $0.7 million for the year ended December 31, 2019 compared to 2018.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the years ended December 31, 2019 and 2018.

	2019	2018	Percentage Change
Occupancy	83.8%	84.6%	(0.9)%
Average daily rate	$281.15	$282.54	(0.5)%
REVPAR	$235.64	$239.07	(1.4)%
Other Operating Income and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $5.1 million for the year ended December 31, 2019 compared to 2018. Development services revenue increased by approximately $7.8 million while management services revenue decreased by approximately $12.9 million. The increase in development services revenue was primarily related to an increase in development fees and fees associated with tenant improvement projects earned from a third-party owned project in the Washington, DC region.
On January 1, 2019, we adopted ASU 2016-02. As a result of the adoption, there were certain nonlease components (service income from tenants) that were reclassified on a prospective basis from this line item of our Consolidated Statements of Operations to lease revenue. For the year ended December 31, 2018, management services revenue included $11.3 million of service income from tenants. Excluding this reclassification, management services revenue would have decreased by approximately $1.6 million due primarily to a $4.5 million decrease in leasing commissions offset by a $2.9 million increase in other management services revenue. The decrease in leasing commissions was primarily from a Boston unconsolidated joint venture and a third-party managed building in New York City. The increase in other management services revenue was primarily due to property and asset management fees we earned from our Santa Monica Business Park unconsolidated joint venture, which we acquired on July 19, 2018.
General and Administrative Expense
General and administrative expense increased by approximately $19.1 million for the year ended December 31, 2019 compared to 2018 primarily due to compensation expense and other general and administrative expenses increasing by approximately $17.9 million and $1.2 million, respectively. The increase in compensation expense was related to (1) an approximately $10.0 million increase related to a decrease in capitalized wages as a result of (a) approximately $7.6 million attributable to no longer being able to capitalize internal leasing and legal wages related to successful lease execution, and (b) approximately $2.4 million of external legal costs that could no longer be capitalized and (2) an approximately $8.3 million increase in the value of our deferred compensation plan partially offset by an approximately $0.4 million decrease related to other compensation expenses. The decrease in capitalized wages is shown as an increase to general and administrative expense as some of these costs were capitalized and included in real estate assets on our Consolidated Balance Sheets (see below). The increase in other general and administrative expenses was primarily related to an increase in professional fees.
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

Capitalized wages for the year ended December 31, 2019 and 2018 were approximately $10.4 million and $18.0 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.4 million for the year ended December 31, 2019 compared to 2018 due primarily to transaction costs related to the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $32.1 million for the year ended December 31, 2019 compared to 2018, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$614,538	$616,419	$(1,881)
Properties Placed in-Service Portfolio	46,320	18,447	27,873
Properties Acquired Portfolio	3,449	—	3,449
Properties in Development or Redevelopment Portfolio (1)	12,381	2,912	9,469
Properties Sold Portfolio	1,076	7,871	(6,795)
	$677,764	$645,649	$32,115
___________

(1)
On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements). As a result, during the year ended December 31, 2019, we recorded approximately $9.9 million of accelerated depreciation expense for the demolition of the building, of which approximately $0.4 million related to the step-up of real estate assets.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $32.1 million for the year ended December 31, 2019 compared to 2018, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2019	2018	Change
	(in thousands)
Same Property Portfolio	$607,109	$608,661	$(1,552)
Properties Placed in-Service Portfolio	46,320	18,447	27,873
Properties Acquired Portfolio	3,449	—	3,449
Properties in Development or Redevelopment Portfolio (1)	12,002	2,912	9,090
Properties Sold Portfolio	1,076	7,871	(6,795)
	$669,956	$637,891	$32,065

___________

(1)
On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts (See Note 3 to the Consolidated Financial Statements). As a result, during the year ended December 31, 2019, we recorded approximately $9.5 million of accelerated depreciation expense for the demolition of the building.

Direct Reimbursements of Payroll and Related Costs From Management Services Contracts and Payroll and Related Costs From Management Service Contracts
ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations” updated the principal versus agent considerations and as a result we determined that amounts reimbursed for payroll and related costs received from third parties in connection with management services contracts should be reflected on a gross basis instead of on a net basis as we have determined that we are the principal under these arrangements. It is anticipated that these two financial statement line items will generally offset each other.
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the year ended December 31, 2019 compared to 2018, income from unconsolidated joint ventures increased by approximately $44.4 million primarily due to an approximately $47.2 million gain on sale of real estate from the sale of 540 Madison Avenue and approximately $22.4 million of accelerated depreciation during the year ended December 31, 2018 that resulted in a decrease of approximately $4.5 million to our net income from our Metropolitan Square joint venture in Washington, DC that did not recur in 2019. These increases were partially offset by a gain on sale of real estate totaling approximately $8.3 million, recognized during the year ended December 31, 2018, related to the distribution of Annapolis Junction Building One.
On June 27, 2019, a joint venture in which we have a 60% interest completed the sale of its 540 Madison Avenue property located in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. Net cash proceeds totaled approximately $178.7 million, of which our share was approximately $107.1 million, after the payment of transaction costs. We recognized a gain on sale of real estate totaling approximately $47.2 million (See Note 5 to the Consolidated Financial Statements).
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
Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $181.6 million for the year ended December 31, 2019 compared to 2018, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.5
Washingtonian North	December 20, 2019	Land	N/A	7.8	7.3	(0.1)
				$72.5	$69.1	$1.0	(1)

2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$96.4
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.5
Quorum Office Park	September 27, 2018	Office	268,000	35.3	34.3	7.9
1333 New Hampshire Avenue	November 30, 2018	Office	315,000	142.0	133.7	44.4
Tower Oaks	December 20, 2018	Land	N/A	46.0	25.9	15.7
				$364.1	$331.7	$179.9	(2)
___________

(1)	Excludes approximately $0.3 million of losses on sales of real estate recognized during the year ended December 31, 2019 related to loss amounts from sales of real estate occurring in prior years.

(2)	Excludes approximately $2.6 million of gains on sales of real estate recognized during the year ended December 31, 2018 related to gain amounts from sales of real estate occurring in prior years.
Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $189.9 million for the year ended December 31, 2019 compared to 2018, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.6
Washingtonian North	December 20, 2019	Land	N/A	7.8	7.3	(0.1)
				$72.5	$69.1	$1.1	(1)

2018
500 E Street, S.W.	January 9, 2018	Office	262,000	$118.6	$116.1	$98.9
91 Hartwell Avenue	May 24, 2018	Office	119,000	22.2	21.7	15.9
Quorum Office Park	September 27, 2018	Office	268,000	35.3	34.3	9.2
1333 New Hampshire Avenue	November 30, 2018	Office	315,000	142.0	133.7	48.4
Tower Oaks	December 20, 2018	Land	N/A	46.0	25.9	15.7
				$364.1	$331.7	$188.1	(2)
___________

(1)	Excludes approximately $0.3 million of losses on sales of real estate recognized during the year ended December 31, 2019 related to loss amounts from sales of real estate occurring in prior years.

(2)	Excludes approximately $2.6 million of gains on sales of real estate recognized during the year ended December 31, 2018 related to gain amounts from sales of real estate occurring in prior years.
Interest and Other Income
Interest and other income increased by approximately $8.1 million for the year ended December 31, 2019 compared to 2018 due primarily to increased cash balances.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the years ended December 31, 2019 and 2018 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the years ended December 31, 2019 and 2018, we recognized gains (losses) of approximately $6.4 million and $(1.9) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $6.4 million and $(1.9) million during the years ended December 31, 2019 and 2018, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and non-employee directors of BXP participating in the plans.
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
At March 31, 2019, we evaluated the expected hold period of our One Tower Center property located in East Brunswick, New Jersey and, based on a shorter-than-expected hold period, we reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million (See Note 3 to the Consolidated Financial Statements). On June 3, 2019, we completed the sale of the property. One Tower Center is an approximately 410,000 net rentable square foot Class A office property.
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
During the three months ended December 31, 2018, we reevaluated our strategy for the sale of our 2600 Tower Oaks Boulevard property. Based on a shorter than expected hold period, we reduced the carrying value of the property to its estimated fair value at December 31, 2018 and recognized an impairment loss totaling approximately

$3.1 million for BXP and approximately $1.5 million for BPLP. Our estimated fair value was based on a pending offer for the sale of the property. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property (See Note 3 to the Consolidated Financial Statements).

Losses from Early Extinguishments of Debt
On December 19, 2019, we used available cash to repay the bond financing collateralized by our New Dominion Technology Park, Building One property totaling approximately $26.5 million. The bond financing bore interest at a weighted-average fixed rate of approximately 7.69% per annum and was scheduled to mature on January 15, 2021. We recognized a loss from early extinguishment of debt totaling approximately $1.5 million, which amount included the payment of a prepayment penalty totaling approximately $1.4 million. New Dominion Technology Park, Building One is an approximately 235,000 net rentable square foot Class A office property located in Herndon, Virginia (See Note 19 to the Consolidated Financial Statements).
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

Interest Expense
Interest expense increased by approximately $34.5 million for the year ended December 31, 2019 compared to 2018, as detailed below.

Component	Change in interest expense for the year ended December 31, 2019 compared to December 31, 2018
(in thousands)
Increases to interest expense due to:
Issuance of $1 billion in aggregate principal of 4.500% senior notes due 2028 on November 28, 2018	$41,141
Decrease in capitalized interest related to development projects	18,656
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	15,320
Increase in interest due to finance leases	7,801
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	6,661
Utilization of the 2017 Credit Facility	3,636
Total increases to interest expense	93,215
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.875% senior notes due 2019 on December 13, 2018	(39,124)
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(11,286)
Increase in capitalized interest related to development projects that had finance leases	(7,801)
Other interest expense (excluding senior notes)	(455)
Total decreases to interest expense	(58,666)
Total change in interest expense	$34,549
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the years ended December 31, 2019 and 2018 was approximately $54.9 million and $65.8 million, respectively. These costs are not included in the interest expense referenced above.
At December 31, 2019, our outstanding variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit facility (the “2017 Credit Facility”), which includes the $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) and the $1.5 billion revolving line of credit (the “Revolving Facility”). The Delayed Draw Facility had $500.0 million outstanding as of December 31, 2019. At December 31, 2019, the Revolving Facility did not have any borrowings outstanding. For a summary of our consolidated debt as of December 31, 2019 and December 31, 2018 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $8.2 million for the year ended December 31, 2019 compared to 2018, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2019	2018	Change
	(in thousands)
Salesforce Tower (1)	$116	$(439)	$555
767 Fifth Avenue (the General Motors Building)	2,638	1,791	847
Times Square Tower	27,146	26,997	149
601 Lexington Avenue	19,143	18,802	341
100 Federal Street (2)	12,614	6,350	6,264
Atlantic Wharf Office Building	9,463	9,408	55
	$71,120	$62,909	$8,211
_______________

(1)	On April 1, 2019, we acquired our partner’s 5% interest. See Note 10 to the Consolidated Financial Statements.

(2)	The increase was primarily due to an increase in lease revenue from our tenants.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $7.5 million for the year ended December 31, 2019 compared to 2018 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2018, partially offset by an increase in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.

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

The following table presents information on properties under construction as of December 31, 2019 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 12/31/2019 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
17Fifty Presidents Street	Second Quarter, 2020	Reston, VA	1	276,000	$118,441	$142,900	$—	$—	$24,459	100%
20 CityPoint	First Quarter, 2021	Waltham, MA	1	211,000	77,966	97,000	—	—	19,034	63%	(6)
Dock 72 (50% ownership)	Third Quarter, 2021	Brooklyn, NY	1	670,000	195,908	243,150	125,000	86,887	9,129	33%	(7)
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	89,099	418,400	—	—	329,301	90%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	632,000	114,584	267,300	200,000	40,553	—	94%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Third Quarter, 2022	Bethesda, MD	1	734,000	94,978	198,900	127,500	32,228	8,650	100%
Reston Gateway	Fourth Quarter, 2023	Reston, VA	2	1,062,000	159,881	715,300	—	—	555,419	80%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	469,000	66,400	356,100	—	—	289,700	61%
Total Office Properties under Construction			9	4,474,000	$917,257	$2,439,050	$452,500	$159,668	$1,235,692	78%
Residential
Hub50House (The Hub on Causeway - Residential) (440 units) (50% ownership)	Fourth Quarter, 2021	Boston, MA	1	320,000	$134,853	$153,500	$90,000	$70,594	$—	37%	(8)
The Skylyne (MacArthur Station Residences) (402 units)	Fourth Quarter, 2021	Oakland, CA	1	324,000	197,383	263,600	—	—	66,217	—	(9)
Total Residential Properties under Construction			2	644,000	$332,236	$417,100	$90,000	$70,594	$66,217	37%
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	Third Quarter, 2020	New York, NY	—	220,000	$132,008	$150,000	$—	$—	$17,992	96%	(10)
200 West Street	Fourth Quarter, 2021	Waltham, MA	—	126,000	2,104	47,800	—	—	45,696	—%	(11)
Total Redevelopment Properties under Construction			—	346,000	134,112	197,800	—	—	63,688	61%
Total Properties under Construction and Redevelopment			11	5,464,000	$1,383,605	$3,053,950	$542,500	$230,262	$1,365,597	76%	(12)
___________

(1)	Represents our share.

(2)
Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through December 31, 2019.

(3)	Includes approximately $103.5 million of unpaid but accrued construction costs and leasing commissions.

(4)	Excludes approximately $103.5 million of unpaid but accrued construction costs and leasing commissions.

(5)	Represents percentage leased as of February 21, 2020, including leases with future commencement dates.

(6)	This property is 65% placed in-service as of December 31, 2019.

(7)	This property is 34% placed in-service as of December 31, 2019.

(8)	This property is 43% placed in-service as of December 31, 2019.

(9)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(10)	The low-rise portion of 601 Lexington Avenue.

(11)	Represents a portion of the property under redevelopment for conversion to laboratory space.

(12)	Percentage leased excludes residential units.

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
Our primary uses of capital will be the completion of our current and committed development and redevelopment projects. As of December 31, 2019, our share of the remaining development and redevelopment costs that we expect to fund through 2024 is approximately $1.4 billion.
As of February 21, 2020, we have approximately $395 million of cash and cash equivalents, of which approximately $105 million is attributable to our consolidated joint venture partners, and approximately $1.5 billion available under BPLP’s Revolving Facility. We believe that our strong liquidity, including the availability under BPLP’s Revolving Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects, fund pending new developments and still be able to act opportunistically on attractive investment opportunities. During the fourth quarter of 2019, we executed an agreement to sell our New Dominion Technology Park property located in Herndon, Virginia for a gross sale price of $256 million. The sale was completed on February 20, 2020. Excluding our unconsolidated joint venture assets, we have no debt maturing in 2020.
We have not sold any shares under BXP’s $600.0 million at the market (ATM) program.
We may seek to enhance our liquidity to provide sufficient capacity to fund our remaining capital requirements on existing development/redevelopment projects, our foreseeable potential development activity and pursue additional attractive investment opportunities. Depending on interest rates and overall conditions in the debt and equity markets, we may decide to access either or both of these markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds, which would increase our net interest expense and be dilutive to our earnings.
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. On December 17, 2019, the Board of Directors of BXP increased our regular quarterly dividend from $0.95 per common share to $0.98 per common share, or 3%, beginning with the fourth quarter of 2019. Common and LTIP unitholders of limited partnership interest in BPLP, as of the close of business on December 31, 2019, received the same total distribution per unit on January 30, 2020.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $691.9 million and $639.2 million at December 31, 2019 and 2018, respectively, representing an increase of approximately $52.7 million. The following table sets forth changes in cash flows:

	Year ended December 31,
	2019	2018	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$1,181,165	$1,150,245	$30,920
Net cash used in investing activities	(1,015,091)	(1,098,876)	83,785
Net cash (used in) provided by financing activities	(113,379)	82,453	(195,832)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 8.4 years with occupancy rates historically in the range of 90% to 94%. Our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year ended December 31, 2019 consisted primarily of acquisitions of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sales of real estate and capital distributions from unconsolidated joint ventures. Cash used in investing activities for the year ended December 31, 2018 consisted primarily of development projects, building and tenant improvements, capital contributions to unconsolidated joint ventures and issuances of notes receivable, partially offset by the proceeds from the sales of real estate, as detailed below:

	Year ended December 31,
	2019	2018
	(in thousands)
Acquisitions of real estate (1)	$(149,031)	$—
Construction in progress (2)	(546,060)	(694,791)
Building and other capital improvements	(180,556)	(189,771)
Tenant improvements	(251,831)	(210,034)
Right of use assets - finance leases	(5,152)	—
Proceeds from sales of real estate (3)	90,824	455,409
Capital contributions to unconsolidated joint ventures (4)	(87,392)	(345,717)
Capital distributions from unconsolidated joint ventures (5)	136,807	—
Cash and cash equivalents deconsolidated	(24,112)	—
Deposit on capital lease	—	(13,615)
Issuance of related party note receivable (6)	—	(80,000)
Issuance of note receivable (7)	—	(19,455)
Proceeds from note receivable (7)	3,544	—
Investments in securities, net	(2,132)	(902)
Net cash used in investing activities	$(1,015,091)	$(1,098,876)
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

(2)
Construction in progress for the year ended December 31, 2019 includes ongoing expenditures associated with Salesforce Tower, which was placed in-service during the year ended December 31, 2018 and 20 CityPoint and 145 Broadway, which were placed in-service during the year ended December 31, 2019. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 17Fifty Presidents Street, Reston Gateway, 2100 Pennsylvania Avenue, 200 West Street, The Skylyne (MacArthur Station Residences) and 325 Main Street.

Construction in progress for the year ended December 31, 2018 includes ongoing expenditures associated with 191 Spring Street, Salesforce Tower, Signature at Reston and Proto Kendall Square, which were fully placed in-service during the year ended December 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, 6595 Springfield Center Drive, Reston Gateway and The Skylyne (MacArthur Station Residences).

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
On September 20, 2019, we sold a 45% interest in our Platform 16 property located in San Jose, California for a gross sale price of approximately $23.1 million. Net cash proceeds totaled approximately $23.1 million. We ceased accounting for the property on a consolidated basis and now account for the property on an unconsolidated basis using the equity method of accounting, as we reduced our ownership interest and no longer have a controlling financial or operating interest in the property. We did not recognize a gain on the retained or sold interest in the property as the fair value of the property approximated its carrying value (See Notes 3, 5 and 19 to the Consolidated Financial Statements). Platform 16 consists of land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space.
On December 20, 2019, we completed the sale of the remaining parcel of land at our Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of approximately $7.8 million. Net cash proceeds totaled approximately $7.3 million, resulting in a loss on sale of real estate totaling approximately $0.1 million.
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

(4)
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2019 consisted primarily of cash contributions of approximately $45.0 million, $20.4 million, $12.8 million and $7.2 million to our Hub on Causeway, 3 Hudson Boulevard, Dock 72 and Metropolitan Square joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the year ended December 31, 2018 consisted primarily of cash contributions of approximately $189.1 million, $47.6 million, $46.9 million, $46.3 million and $11.0 million to our Santa Monica Business Park, 7750 Wisconsin Avenue, 3 Hudson Boulevard, Hub on Causeway and Dock 72 joint ventures, respectively.

(5)
Capital distributions from unconsolidated joint ventures for the year ended December 31, 2019 consisted of (1) cash distributions totaling approximately $104.1 million from our 540 Madison Avenue joint venture resulting from the net proceeds from the sale of the property, (2) a cash distribution totaling approximately $17.6 million from our 100 Causeway Street joint venture resulting from the proceeds from the construction loan financing and (3) a cash distribution totaling approximately $15.1 million from our 7750 Wisconsin Avenue joint venture resulting from the proceeds from the construction loan financing.

(6)
Issuance of related party note receivable consisted of the $80.0 million of mortgage financing that we provided to our unconsolidated joint venture that owns 3 Hudson Boulevard in New York City. The financing bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions.

(7)
Issuance of note receivable consisted of the $21.0 million of seller financing provided by us to the buyer in connection with the sale of land at our Tower Oaks property located in Rockville, Maryland, which is collateralized by a portion of the land parcel, bears interest at an effective rate of 1.92% per annum and matures on December 20, 2021.

Cash used in financing activities for the year ended December 31, 2019 totaled approximately $113.4 million. This consisted primarily of the proceeds from the issuance by BPLP of $850.0 million in aggregate principal amount of its 3.400% senior unsecured notes due 2029 and $700.0 million in aggregate principal amount of its 2.900% senior unsecured notes due 2030, partially offset by the redemption by BPLP of $700.0 million in aggregate principal amount of its 5.625% senior unsecured notes due 2020, the payment of our regular dividends and distributions to our shareholders and unitholders and the acquisition of our partner’s 5% ownership interest and promoted profits interest in the consolidated entity that owns Salesforce Tower located in San Francisco, California. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	December 31, 2019
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	154,790	154,790	$21,339,349
Common Operating Partnership Units	17,908	17,908	2,468,797	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity		172,698	$24,008,146

Consolidated Debt			$11,811,806
Add:
BXP’s share of unconsolidated joint venture debt (3)			980,110
Subtract:
Partners’ share of Consolidated Debt (4)			(1,199,854)
BXP’s Share of Debt			$11,592,062

Consolidated Market Capitalization			$35,819,952
BXP’s Share of Market Capitalization			$35,600,208
Consolidated Debt/Consolidated Market Capitalization			32.98%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			32.56%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on December 31, 2019 of $137.86.

(2)
Includes long-term incentive plan units (including 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units), but excludes MYLTIP Units granted between 2017 and 2019.

(3)	See page 101 for additional information.

(4)	See page 93 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on December 31, 2019, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2017, 2018 and 2019 MYLTIP Units (See Note 19 to the Consolidated Financial Statements) are not included in this calculation as of December 31, 2019.

We also present BXP’s Share of Market Capitalization and BXP’s Share of Debt/BXP’s Share of Market Capitalization, which are calculated in the same manner, except that BXP’s Share of Debt is utilized instead of our consolidated debt in both the numerator and the denominator. BXP’s Share of Debt is defined as our consolidated debt plus our share of debt from our unconsolidated joint ventures (calculated based upon our ownership percentage), minus our partners’ share of debt from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests adjusted for basis differentials). Management believes that BXP’s Share of Debt provides useful information to investors regarding our financial condition because it includes our share of debt from unconsolidated joint ventures and excludes our partners’ share of debt from consolidated joint ventures, in each case presented on the same basis. We have several significant joint ventures and presenting various measures of financial condition in this manner can help investors better understand our financial condition and/or results of operations after taking into account our economic interest in these joint ventures.  We caution investors that the ownership percentages used in calculating BXP’s Share of Debt may not completely and accurately depict all of the legal and economic implications of holding an interest in a consolidated or unconsolidated joint venture. For example, in addition to partners’ interests in profits and capital, venture agreements vary in the allocation of rights regarding decision making (both for routine and major decisions), distributions, transferability of interests, financing and guarantees, liquidations and other matters.  Moreover, in some cases we exercise significant influence over, but do not control, the joint venture in which case GAAP requires that we account for the joint venture entity using the equity method of accounting and we do not consolidate it for financial reporting purposes. In other cases, GAAP requires that we consolidate the venture even though our partner(s) own(s) a significant percentage interest.  As a result, management believes that the presentation of BXP’s Share of a financial measure should not be considered a substitute for, and should only be considered with and as a supplement to our financial information presented in accordance with GAAP.
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
Debt Financing
As of December 31, 2019, we had approximately $11.8 billion of outstanding consolidated indebtedness, representing approximately 32.98% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $8.4 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.76% per annum and maturities in 2021 through 2030, (2) $2.9 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.90% per annum and weighted-average term of 6.3 years and (3) $498.9 million (net of deferred financing fees) outstanding under BPLP’s 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at December 31, 2019 and December 31, 2018.

	December 31,
	2019	2018
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,922,408	$2,964,572
Unsecured senior notes, net	8,390,459	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,939	498,488
Consolidated Debt	11,811,806	11,007,757
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	980,110	890,574
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,199,854)	(1,204,774)
BXP’s Share of Debt	$11,592,062	$10,693,557

	December 31,
	2019	2018
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	95.78%	95.47%
Variable rate	4.22%	4.53%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.80%	4.01%
Variable rate	2.75%	3.36%
Total	3.75%	3.99%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.69%	3.91%
Variable rate	2.66%	3.27%
Total	3.65%	3.88%
Weighted-average maturity at end of period (in years):
Fixed rate	6.0	6.1
Variable rate	2.3	3.3
Total	5.9	6.0
_______________

(1)	See page 101 for additional information.

(2)	See page 93 for additional information.
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
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP’s December 31, 2019 credit rating and matures on April 24, 2022.

As of December 31, 2019 and February 21, 2020, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and letters of credit totaling approximately $2.5 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility.
Unsecured Senior Notes, Net
For a description of BPLP’s outstanding unsecured senior notes as of December 31, 2019, see Note 7 to the Consolidated Financial Statements.
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2019, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2019:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
University Place	6.94%	6.99%	$3,623	$(21)	$3,602	N/A		August 1, 2021

Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(25,972)	2,274,028	$909,704	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	645,531	(753)	644,778	290,150	(5)	April 10, 2022
			2,945,531	(26,725)	2,918,806	1,199,854
Total			$2,949,154	$(26,746)	$2,922,408	$1,199,854
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions (if any).

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest. The partners’ share of the carrying amount has been adjusted for basis differentials.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2019, the maximum funding obligation under the guarantee was approximately $70.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 9 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2019 are as follows:

Principal Payments
Year	(in thousands)
2020	$17,168
2021	17,276
2022	614,710
2023	—
2024	—
Thereafter	2,300,000
$2,949,154

Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 95.8% of our outstanding debt, excluding our unconsolidated joint ventures, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.
At December 31, 2019, our weighted-average coupon/stated rate on our fixed rate outstanding Consolidated Debt was 3.69% per annum. At December 31, 2019, we had $500.0 million outstanding of consolidated variable rate debt. At December 31, 2019, the GAAP interest rate on our variable rate debt was approximately 2.75% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.0 million, on an annualized basis, for the year ended December 31, 2019.
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders and net income (loss) attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, has improved the understanding of operating results of REITs among the investing public and has helped make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	$572,347	$451,939	$502,285	$572,606
Add:
Preferred dividends	10,500	10,500	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	59,345	66,807	52,210	59,260	66,951
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	—	—	6
Noncontrolling interests in property partnerships	71,120	62,909	47,832	(2,068)	149,855
Net income	651,999	712,563	562,481	569,977	799,918
Add:
Depreciation and amortization	677,764	645,649	617,547	694,403	639,542
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(71,389)	(73,880)	(78,190)	(107,087)	(90,832)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	58,451	54,352	34,262	26,934	6,556
Corporate-related depreciation and amortization	(1,695)	(1,634)	(1,986)	(1,568)	(1,503)
Impairment losses	24,038	11,812	—	—	—
Less:
Gains on sales of real estate	709	182,356	7,663	80,606	375,895
Gain on sale of investment in unconsolidated joint venture (1)	—	—	—	59,370	—
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	47,238	8,270	—	—	—
Noncontrolling interests in property partnerships (3)	71,120	62,909	47,832	(2,068)	48,737
Noncontrolling interest—redeemable preferred units of the Operating Partnership	—	—	—	—	6
Preferred dividends	10,500	10,500	10,500	10,500	10,500
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,209,601	1,084,827	1,068,119	1,034,251	918,543
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	123,757	110,338	108,707	106,504	94,828
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$1,085,844	$974,489	$959,412	$927,747	$823,715
Our percentage share of Funds from Operations—basic	89.77%	89.83%	89.82%	89.70%	89.68%
Weighted average shares outstanding—basic	154,582	154,427	154,190	153,715	153,471
 _______________

(1)	The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.

(2)
Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of 540 Madison Avenue for the year ended December 31, 2019 and the gain on the distribution of Annapolis Junction Building One for the year ended December 31, 2018.

(3)	For the year ended December 31, 2015, excludes the noncontrolling interests in property partnerships’ share of a gain on sale of real estate totaling approximately $101.1 million.

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2019		2018		2017		2016		2015
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,209,601	172,200	$1,084,827	171,912	$1,068,119	171,661	$1,034,251	171,361	$918,543	171,139
Effect of Dilutive Securities:
Stock based compensation	—	301	—	255	—	200	—	262	—	373
Diluted Funds from Operations	$1,209,601	172,501	$1,084,827	172,167	$1,068,119	171,861	$1,034,251	171,623	$918,543	171,512
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	123,541	17,618	110,175	17,485	108,580	17,471	106,341	17,646	94,622	17,668
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$1,086,060	154,883	$974,652	154,682	$959,539	154,390	$927,910	153,977	$823,921	153,844
 _______________

(1)	BXP’s share of diluted Funds from Operations was 89.79%, 89.84%, 89.83%, 89.72% and 89.70% for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	$656,903	$512,866	$575,341	$648,748
Add:
Preferred distributions	10,500	10,500	10,500	10,500	10,500
Noncontrolling interest—redeemable preferred units	—	—	—	—	6
Noncontrolling interests in property partnerships	71,120	62,909	47,832	(2,068)	149,855
Net income	661,722	730,312	571,198	583,773	809,109
Add:
Real estate depreciation and amortization	669,956	637,891	609,407	682,776	631,549
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(71,389)	(73,880)	(78,190)	(107,087)	(90,832)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	58,451	54,352	34,262	26,934	6,556
Corporate-related depreciation and amortization	(1,695)	(1,634)	(1,986)	(1,568)	(1,503)
Impairment losses	22,272	10,181	—	—	—
Less:
Gains on sales of real estate	858	190,716	8,240	82,775	377,093
Gain on sale of investment in unconsolidated joint venture (1)	—	—	—	59,370	—
Gains on sales of real estate included within income from unconsolidated joint ventures (2)	47,238	8,270	—	—	—
Noncontrolling interests in property partnerships (3)	71,120	62,909	47,832	(2,068)	48,737
Noncontrolling interest—redeemable preferred units	—	—	—	—	6
Preferred distributions	10,500	10,500	10,500	10,500	10,500
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (4)	$1,209,601	$1,084,827	$1,068,119	$1,034,251	$918,543
Weighted average units outstanding—basic	172,200	171,912	171,661	171,361	171,139
 _______________

(1)	The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.

(2)
Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of 540 Madison Avenue for the year ended December 31, 2019 and the gain on the distribution of Annapolis Junction Building One for the year ended December 31, 2018.

(3)	For the year ended December 31, 2015, excludes the noncontrolling interests in property partnerships’ share of a gain on sale of real estate totaling approximately $101.1 million.

(4)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units, vested 2013 MYLTIP Units, vested 2014 MYLTIP Units, vested 2015 MYLTIP Units and vested 2016 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	For the years ended December 31,
	2019		2018		2017		2016		2015
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,209,601	172,200	$1,084,827	171,912	$1,068,119	171,661	$1,034,251	171,361	$918,543	171,139
Effect of Dilutive Securities:
Stock based compensation	—	301	—	255	—	200	—	262	—	373
Diluted Funds from Operations	$1,209,601	172,501	$1,084,827	172,167	$1,068,119	171,861	$1,034,251	171,623	$918,543	171,512

Contractual Obligations
As of December 31, 2019, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt (1)	$3,605,835	$126,581	$125,811	$703,301	$78,890	$78,890	$2,492,362
Unsecured senior notes (1)	10,244,731	301,188	1,133,656	266,125	1,733,344	892,050	5,918,368
Unsecured line of credit / term loan (1) (2)	530,681	13,300	13,300	504,081	—	—	—
Ground leases	630,617	10,050	24,973	18,041	10,322	9,277	557,954
Tenant obligations (3)	643,511	493,140	97,836	20,938	21,166	10,431	—
Construction contracts on development projects	1,334,235	548,681	432,963	322,951	29,337	303	—
Finance leases	1,458,470	834	5,960	10,208	9,708	48,518	1,383,242
Other obligations	4,514	4,507	7	—	—	—	—
Total Contractual Obligations	$18,452,594	$1,498,281	$1,834,506	$1,845,645	$1,882,767	$1,039,469	$10,351,926
 _______________

(1)	Amounts include principal and interest payments.

(2)	Interest payments are calculated using the December 31, 2019 interest rate of 2.66%.

(3)	Committed tenant-related obligations based on executed leases as of December 31, 2019 (tenant improvements and lease commissions).
We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During 2019, we paid approximately $369.1 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, we and our unconsolidated joint venture partners incurred approximately $547 million of new tenant-related obligations associated with approximately 7.0 million square feet of second generation leases, or approximately $78 per square foot. In addition, we signed leases for approximately 618,000 square feet at our development properties.  The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2019, we signed leases for approximately 7.6 million square feet of space and incurred aggregate tenant-related obligations of approximately $625 million, or approximately $82 per square foot.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At December 31, 2019, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.2 billion (of which our proportionate share is approximately $980.1 million). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2019. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(2,917)	$297,083	$163,396	(2)(3)	July 19, 2025
Market Square North	50%	4.85%	4.91%	116,181	(63)	116,118	58,059		October 1, 2020
Annapolis Junction Building Six	50%	3.76%	3.91%	12,536	(20)	12,516	6,258	(4)	November 17, 2020
Annapolis Junction Building Seven and Eight	50%	4.19%	4.30%	34,793	(7)	34,786	17,393	(5)	March 6, 2020
1265 Main Street	50%	3.77%	3.84%	38,160	(334)	37,826	18,913		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(782)	549,218	274,609	(2)	August 9, 2027
Dock 72	50%	4.02%	5.16%	173,773	(3,362)	170,411	85,206	(2)(6)	December 18, 2020
The Hub on Causeway - Podium	50%	4.06%	4.55%	158,648	(1,718)	156,930	78,465	(2)(7)	September 6, 2021
Hub50House	50%	3.77%	4.06%	141,187	(1,190)	139,997	69,999	(2)(8)	April 19, 2022
100 Causeway Street	50%	3.31%	3.52%	81,105	(3,106)	77,999	39,000	(2)(9)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50%	3.07%	3.62%	64,456	(4,641)	59,815	29,908	(2)(10)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(202)	104,798	31,439	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	225,000	(892)	224,108	56,027		January 5, 2025
3 Hudson Boulevard	25%	5.34%	5.42%	80,000	(224)	79,776	19,944	(2)(11)	July 13, 2023
Metropolitan Square	20%	5.75%	5.81%	157,505	(33)	157,472	31,494		May 5, 2020
Total				$2,238,344	$(19,491)	$2,218,853	$980,110
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)
The loan bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. A subsidiary of the joint venture entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts.

(4)	The loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2020.

(5)	The loan bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on March 6, 2020.

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

Item 7A—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of December 31, 2019. As of December 31, 2019, approximately $11.3 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of December 31, 2019, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.90% (2.66%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2020	2021		2022	2023	2024	2025+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$13,327	$13,440		$611,132	$(3,494)	$(3,494)	$2,291,497	$2,922,408	$2,984,956
GAAP Average Interest Rate	5.07%	4.98%		4.79%	—%	—%	3.64%	3.90%
Variable Rate	—	—		—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(10,278)	$840,467		$(9,071)	$1,492,010	$693,287	$5,384,044	$8,390,459	$8,826,375
GAAP Average Interest Rate	—%	4.29%		—%	3.73%	3.92%	3.67%	3.76%
Variable Rate	(460)	(451)		499,850	—	—	—	498,939	500,561
Total Debt	$2,589	$853,456	—	$1,101,911	$1,488,516	$689,793	$7,675,541	$11,811,806	$12,311,892

At December 31, 2019, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.69% per annum. At December 31, 2019, our outstanding variable rate debt based on LIBOR totaled approximately $500.0 million. At December 31, 2019, the coupon/stated rate on our variable rate debt was approximately 2.66% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.0 million, on an annualized basis, for the year ended December 31, 2019.
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
As of the end of Boston Properties, Inc.’s 2019 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2019 was effective.
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
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 106, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Boston Properties, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Long-Lived Assets

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated real estate, net balance was $17.6 billion as of December 31, 2019. During the period ended December 31, 2019, the Company recognized an impairment loss related to long lived assets totaling approximately $24.0 million. As described in Note 2 to the consolidated financial statements, management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates that carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. As disclosed by management, the evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods.

The principal considerations for our determination that performing procedures relating to the impairment assessment of long-lived assets is a critical audit matter are (i) there was significant judgment by management in identifying events or changes in circumstances indicating that the carrying amounts of long-lived assets may not be recoverable, and to determine the hold period assumption used to assess whether the carrying amount of a long-lived asset was not recoverable, which led to a high degree of auditor judgment and subjectivity in performing procedures relating to the determination of those events or changes in circumstances and the hold period assumption; and (ii) there was significant auditor judgment and effort in evaluating the audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of long-lived assets, including controls over management’s identification of events or changes in circumstances that indicate an impairment of long-lived assets has occurred, and the development of significant assumptions used to determine the impairment loss. These procedures also included, among others, testing management’s process over (i) the identification of events or changes in circumstances that indicate an impairment of long lived assets has occurred; and (ii) developing the estimate of anticipated cash flows and estimate of the fair value of long-lived assets. Testing management’s process involved evaluating the reasonableness of the anticipated hold period assumption used by management, by considering; (i) the past performance of the asset; and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit. Procedures were also performed to test the completeness and accuracy of the data utilized by management, and to evaluate the mathematical accuracy of the cash flows and impairment loss.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2020

We have served as the Company’s auditor since 1997.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)

	December 31, 2019	December 31, 2018
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,497,031 and $7,481,015 at December 31, 2019 and 2018, respectively)	$22,502,976	$21,649,896
Right of use assets - finance leases (amount related to VIEs of $21,000 at December 31, 2019)	237,394	—
Right of use assets - operating leases	148,640	—
Less: accumulated depreciation (amounts related to VIEs of $(1,058,495) and $(965,500) at December 31, 2019 and 2018, respectively)	(5,266,798)	(4,897,777)
Total real estate	17,622,212	16,752,119
Cash and cash equivalents (amounts related to VIEs of $280,033 and $296,806 at December 31, 2019 and 2018, respectively)	644,950	543,359
Cash held in escrows	46,936	95,832
Investments in securities	36,747	28,198
Tenant and other receivables, net (amounts related to VIEs of $28,918 and $15,519 at December 31, 2019 and 2018, respectively)	112,807	86,629
Related party note receivable	80,000	80,000
Note receivable	15,920	19,468
Accrued rental income, net (amounts related to VIEs of $298,318 and $272,466 at December 31, 2019 and 2018, respectively)	1,038,788	934,896
Deferred charges, net (amounts related to VIEs of $214,769 and $263,402 at December 31, 2019 and 2018, respectively)	689,213	678,724
Prepaid expenses and other assets (amounts related to VIEs of $20,931 and $26,513 at December 31, 2019 and 2018, respectively)	41,685	80,943
Investments in unconsolidated joint ventures	955,647	956,309
Total assets	$21,284,905	$20,256,477
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,918,806 and $2,929,326 at December 31, 2019 and 2018, respectively)	$2,922,408	$2,964,572
Unsecured senior notes, net	8,390,459	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,939	498,488
Lease liabilities - finance leases (amount related to VIEs of $20,189 at December 31, 2019)	224,042	—
Lease liabilities - operating leases	200,180	—
Accounts payable and accrued expenses (amounts related to VIEs of $45,777 and $75,786 at December 31, 2019 and 2018, respectively)	377,553	276,645
Dividends and distributions payable	170,713	165,114
Accrued interest payable	90,016	89,267
Other liabilities (amounts related to VIEs of $140,110 and $200,344 at December 31, 2019 and 2018, respectively)	387,994	503,726
Total liabilities	13,262,304	12,042,509
Commitments and contingencies	—	—

Redeemable deferred stock units— 60,676 units outstanding at redemption value at December 31, 2019	8,365	—

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)

	December 31, 2019	December 31, 2018
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2019 and December 31, 2018	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 154,869,198 and 154,537,378 issued and 154,790,298 and 154,458,478 outstanding at December 31, 2019 and December 31, 2018, respectively	1,548	1,545
Additional paid-in capital	6,294,719	6,407,623
Dividends in excess of earnings	(760,523)	(675,534)
Treasury common stock at cost, 78,900 shares at December 31, 2019 and December 31, 2018	(2,722)	(2,722)
Accumulated other comprehensive loss	(48,335)	(47,741)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,684,687	5,883,171
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	600,860	619,352
Property partnerships	1,728,689	1,711,445
Total equity	8,014,236	8,213,968
Total liabilities and equity	$21,284,905	$20,256,477

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2019	2018	2017
	(in thousands, except for per share amounts)
Revenue
Lease	$2,758,014	$—	$—
Base rent	—	2,103,723	2,049,368
Recoveries from tenants	—	402,066	367,500
Parking and other	103,534	107,421	105,000
Hotel revenue	48,589	49,118	45,603
Development and management services	40,039	45,158	34,605
Direct reimbursements of payroll and related costs from management services contracts	10,386	9,590	—
Total revenue	2,960,562	2,717,076	2,602,076
Expenses
Operating
Rental	1,050,010	979,151	929,977
Hotel	34,004	33,863	32,059
General and administrative	140,777	121,722	113,715
Payroll and related costs from management services contracts	10,386	9,590	—
Transaction costs	1,984	1,604	668
Depreciation and amortization	677,764	645,649	617,547
Total expenses	1,914,925	1,791,579	1,693,966
Other income (expense)
Income from unconsolidated joint ventures	46,592	2,222	11,232
Gains on sales of real estate	709	182,356	7,663
Interest and other income	18,939	10,823	5,783
Gains (losses) from investments in securities	6,417	(1,865)	3,678
Impairment losses	(24,038)	(11,812)	—
Interest expense	(412,717)	(378,168)	(374,481)
(Losses) gains from early extinguishments of debt	(29,540)	(16,490)	496
Net income	651,999	712,563	562,481
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(71,120)	(62,909)	(47,832)
Noncontrolling interest—common units of the Operating Partnership	(59,345)	(66,807)	(52,210)
Net income attributable to Boston Properties, Inc.	521,534	582,847	462,439
Preferred dividends	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	$572,347	$451,939
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.31	$3.71	$2.93
Weighted average number of common shares outstanding	154,582	154,427	154,190
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.30	$3.70	$2.93
Weighted average number of common and common equivalent shares outstanding	154,883	154,682	154,390

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$651,999	$712,563	$562,481
Other comprehensive income (loss):
Effective portion of interest rate contracts	(6,751)	(3,096)	(6,133)
Amortization of interest rate contracts (1)	6,664	6,664	6,033
Other comprehensive income (loss)	(87)	3,568	(100)
Comprehensive income	651,912	716,131	562,381
Net income attributable to noncontrolling interests	(130,465)	(129,716)	(100,042)
Other comprehensive income (loss) attributable to noncontrolling interests	(507)	(880)	1,922
Comprehensive income attributable to Boston Properties, Inc.	$520,940	$585,535	$464,261
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2016	153,790	1,538	$200,000	$6,333,424	$(693,694)	$(2,722)	$(52,251)	$614,982	$1,530,647	$7,931,924
Cumulative effect of a change in accounting principle	—	—	—	—	(272)	—	—	(1,763)	—	(2,035)
Redemption of operating partnership units to common stock	495	5	—	16,911	—	—	—	(16,916)	—	—
Allocated net income for the year	—	—	—	—	462,439	—	—	52,210	47,832	562,481
Dividends/distributions declared	—	—	—	—	(480,816)	—	—	(54,494)	—	(535,310)
Shares issued pursuant to stock purchase plan	6	—	—	795	—	—	—	—	—	795
Net activity from stock option and incentive plan	34	—	—	3,899	—	—	—	33,393	—	37,292
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	161,585	161,585
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(54,176)	(54,176)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,305)	(375)	(2,453)	(6,133)
Amortization of interest rate contracts	—	—	—	—	—	—	5,127	581	325	6,033
Reallocation of noncontrolling interest	—	—	—	22,879	—	—	—	(22,879)	—	—
Equity, December 31, 2017	154,325	1,543	200,000	6,377,908	(712,343)	(2,722)	(50,429)	604,739	1,683,760	8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—	—	563	—	5,496
Redemption of operating partnership units to common stock	83	2	—	2,878	—	—	—	(2,880)	—	—
Allocated net income for the year	—	—	—	—	582,847	—	—	66,807	62,909	712,563
Dividends/distributions declared	—	—	—	—	(550,971)	—	—	(62,731)	—	(613,702)
Shares issued pursuant to stock purchase plan	6	—	—	797	—	—	—	—	—	797
Net activity from stock option and incentive plan	44	—	—	1,729	—	—	—	36,861	—	38,590
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	46,701	46,701
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(82,501)	(82,501)
Effective portion of interest rate contracts	—	—	—	—	—	—	(2,781)	(315)	—	(3,096)
Amortization of interest rate contracts	—	—	—	—	—	—	5,469	619	576	6,664
Reallocation of noncontrolling interest	—	—	—	24,311	—	—	—	(24,311)	—	—
Equity, December 31, 2018	154,458	1,545	200,000	6,407,623	(675,534)	(2,722)	(47,741)	619,352	1,711,445	8,213,968

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—	—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	145	2	—	4,883	—	—	—	(4,885)	—	—
Allocated net income for the year	—	—	—	—	521,534	—	—	59,345	71,120	651,999
Dividends/distributions declared	—	—	—	—	(602,659)	—	—	(69,234)	—	(671,893)
Shares issued pursuant to stock purchase plan	6	—	—	688	—	—	—	—	—	688
Net activity from stock option and incentive plan	181	1	—	8,771	—	—	—	36,228	—	45,000
Sale of an interest in property partnerships	—	—	—	(4,216)	—	—	—	—	4,216	—
Acquisition of noncontrolling interest in property partnerships	—	—	—	(162,462)	—	—	—	—	(24,501)	(186,963)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	35,816	35,816
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(69,913)	(69,913)
Effective portion of interest rate contracts	—	—	—	—	—	—	(6,060)	(691)	—	(6,751)
Amortization of interest rate contracts	—	—	—	—	—	—	5,466	622	576	6,664
Reallocation of noncontrolling interest	—	—	—	39,432	—	—	—	(39,432)	—	—
Equity, December 31, 2019	154,790	$1,548	$200,000	$6,294,719	$(760,523)	$(2,722)	$(48,335)	$600,860	$1,728,689	$8,014,236

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$651,999	$712,563	$562,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	677,764	645,649	617,547
Amortization of right-of-use assets - operating leases	2,412	—	—
Impairment losses	24,038	11,812	—
Non-cash compensation expense	40,958	40,117	35,361
Income from unconsolidated joint ventures	(46,592)	(2,222)	(11,232)
Distributions of net cash flow from operations of unconsolidated joint ventures	17,155	6,703	26,858
(Gains) losses from investments in securities	(6,417)	1,865	(3,678)
Non-cash portion of interest expense	22,254	21,303	(1,284)
Settlement of accreted debt discount on redemption of unsecured senior notes	(763)	(483)	(1,980)
Losses (gains) from early extinguishments of debt	29,540	16,490	(496)
Gains on sales of real estate	(709)	(182,356)	(7,663)
Change in assets and liabilities:
Tenant and other receivables, net	(24,876)	29,204	2,433
Note receivable	4	(13)	—
Accrued rental income, net	(56,817)	(43,662)	(58,355)
Prepaid expenses and other assets	2,965	12,472	51,425
Lease liabilities - operating leases	1,616	—	—
Accounts payable and accrued expenses	12,627	1,353	10,482
Accrued interest payable	858	5,237	(160,521)
Other liabilities	(49,569)	4,955	(44,970)
Tenant leasing costs	(117,282)	(130,742)	(104,429)
Total adjustments	529,166	437,682	349,498
Net cash provided by operating activities	1,181,165	1,150,245	911,979
Cash flows from investing activities:
Acquisitions of real estate	(149,031)	—	(15,953)
Construction in progress	(546,060)	(694,791)	(608,404)
Building and other capital improvements	(180,556)	(189,771)	(222,482)
Tenant improvements	(251,831)	(210,034)	(205,331)
Right of use assets - finance leases	(5,152)	—	—
Proceeds from sales of real estate	90,824	455,409	29,810
Capital contributions to unconsolidated joint ventures	(87,392)	(345,717)	(109,015)
Capital distributions from unconsolidated joint ventures	136,807	—	251,000
Cash and cash equivalents deconsolidated	(24,112)	—	—
Deposit on capital lease	—	(13,615)	—
Issuance of related party note receivable	—	(80,000)	—
Issuance of note receivable	—	(19,455)	—
Proceeds from note receivable	3,544	—	—
Investments in securities, net	(2,132)	(902)	(1,669)
Net cash used in investing activities	(1,015,091)	(1,098,876)	(882,044)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	—	2,300,000
Repayments of mortgage notes payable	(46,173)	(18,634)	(1,317,653)
Proceeds from unsecured senior notes	1,548,106	996,410	847,935
Redemption of unsecured senior notes	(699,237)	(699,517)	(848,020)
Borrowings on unsecured line of credit	380,000	745,000	580,000
Repayments of unsecured line of credit	(380,000)	(790,000)	(535,000)
Proceeds from unsecured term loan	—	500,000	—
Repayments of mezzanine notes payable	—	—	(306,000)
Repayments of outside members’ notes payable	—	—	(70,424)
Payments on finance lease obligations	(502)	—	—
Payments on capital lease obligations	—	(1,353)	(493)
Payments on real estate financing transactions	—	(960)	(2,840)
Deposit on mortgage note payable interest rate lock	—	—	(23,200)
Return of deposit on mortgage note payable interest rate lock	—	—	23,200
Deferred financing costs	(13,213)	(8,362)	(50,705)
Debt prepayment and extinguishment costs	(28,716)	(15,973)	(12,784)
Net proceeds from equity transactions	13,710	(730)	241
Dividends and distributions	(666,294)	(587,628)	(526,578)
Contributions from noncontrolling interests in property partnerships	35,816	46,701	52,009
Distributions to noncontrolling interests in property partnerships	(69,913)	(82,501)	(54,342)
Acquisition of noncontrolling interest in property partnership	(186,963)	—	—
Net cash (used in) provided by financing activities	(113,379)	82,453	55,346
Net increase in cash and cash equivalents and cash held in escrows	52,695	133,822	85,281
Cash and cash equivalents and cash held in escrows, beginning of year	639,191	505,369	420,088
Cash and cash equivalents and cash held in escrows, end of year	$691,886	$639,191	$505,369

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$543,359	$434,767	$356,914
Cash held in escrows, beginning of period	95,832	70,602	63,174
Cash and cash equivalents and cash held in escrows, beginning of period	$639,191	$505,369	$420,088

Cash and cash equivalents, end of period	$644,950	$543,359	$434,767
Cash held in escrows, end of period	46,936	95,832	70,602
Cash and cash equivalents and cash held in escrows, end of period	$691,886	$639,191	$505,369

Supplemental disclosures:
Cash paid for interest	$439,059	$416,019	$598,486
Interest capitalized	$54,911	$65,766	$61,070

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(129,831)	$(135,431)	$(124,891)
Change in real estate included in accounts payable and accrued expenses	$89,245	$(44,866)	$27,978
Real estate acquired through capital lease	$—	$12,397	$28,962
Right-of-use assets obtained in exchange for lease liabilities	$287,540	$—	$—
Prepaid rent reclassified to right of use asset	$15,000	$—	$—
Building and other capital improvements deconsolidated	$(12,767)	$—	$—
Right of use asset - finance lease deconsolidated	$(135,004)	$—	$—
Investment in unconsolidated joint venture recorded on deconsolidation	$29,246	$—	$—
Lease liability - finance lease deconsolidated	$119,534	$—	$—
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$—	$—	$109,576
Dividends and distributions declared but not paid	$170,713	$165,114	$139,040
Conversions of noncontrolling interests to stockholders’ equity	$4,885	$2,880	$16,916
Issuance of restricted securities to employees and directors	$37,622	$37,052	$35,989

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
As of the end of Boston Properties Limited Partnership’s 2019 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2019 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 118, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Partners of Boston Properties Limited Partnership
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of capital and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment Assessment of Long-Lived Assets

As described in Notes 2 and 3 to the consolidated financial statements, the Partnership’s consolidated real estate, net balance was $17.3 billion as of December 31, 2019. During the period ended December 31, 2019, the Partnership recognized an impairment loss related to long lived assets totaling approximately $22.3 million. As described in Note 2 to the consolidated financial statements, management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates that carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. As disclosed by management, the evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods.

The principal considerations for our determination that performing procedures relating to the impairment assessment of long-lived assets is a critical audit matter are (i) there was significant judgment by management in identifying events or changes in circumstances indicating that the carrying amounts of long-lived assets may not be recoverable, and to determine the hold period assumption used to assess whether the carrying amount of a long-lived asset was not recoverable, which led to a high degree of auditor judgment and subjectivity in performing procedures relating to the determination of those events or changes in circumstances and the hold period assumption; and (ii) there was significant auditor judgment and effort in evaluating the audit evidence.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of long-lived assets, including controls over management’s identification of events or changes in circumstances that indicate an impairment of long-lived assets has occurred, and the development of significant assumptions used to determine the impairment loss. These procedures also included, among others, testing management’s process over (i) the identification of events or changes in circumstances that indicate an impairment of long lived assets has occurred; and (ii) developing the estimate of anticipated cash flows and estimate of the fair value of long-lived assets. Testing management’s process involved evaluating the reasonableness of the anticipated hold period assumption used by management, by considering; (i) the past performance of the asset; and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit. Procedures were also performed to test the completeness and accuracy of the data utilized by management, and to evaluate the mathematical accuracy of the cash flows and impairment loss.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 2, 2020

We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)

	December 31, 2019	December 31, 2018
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,497,031 and $7,481,015 at December 31, 2019 and 2018, respectively)	$22,107,755	$21,251,540
Right of use assets - finance leases (amount related to VIEs of $21,000 at December 31, 2019)	237,394	—
Right of use assets - operating leases	148,640	—
Less: accumulated depreciation (amounts related to VIEs of $(1,058,495) and $(965,500) at December 31, 2019 and 2018, respectively)	(5,162,908)	(4,800,475)
Total real estate	17,330,881	16,451,065
Cash and cash equivalents (amounts related to VIEs of $280,033 and $296,806 at December 31, 2019 and 2018, respectively)	644,950	543,359
Cash held in escrows	46,936	95,832
Investments in securities	36,747	28,198
Tenant and other receivables, net (amounts related to VIEs of $28,918 and $15,519 at December 31, 2019 and 2018, respectively)	112,807	86,629
Related party note receivable	80,000	80,000
Note receivable	15,920	19,468
Accrued rental income, net (amounts related to VIEs of $298,318 and $272,466 at December 31, 2019 and 2018, respectively)	1,038,788	934,896
Deferred charges, net (amounts related to VIEs of $214,769 and $263,402 at December 31, 2019 and 2018, respectively)	689,213	678,724
Prepaid expenses and other assets (amounts related to VIEs of $20,931 and $26,513 at December 31, 2019 and 2018, respectively)	41,685	80,943
Investments in unconsolidated joint ventures	955,647	956,309
Total assets	$20,993,574	$19,955,423
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,918,806 and $2,929,326 at December 31, 2019 and 2018, respectively)	$2,922,408	$2,964,572
Unsecured senior notes, net	8,390,459	7,544,697
Unsecured line of credit	—	—
Unsecured term loan, net	498,939	498,488
Lease liabilities - finance leases (amount related to VIEs of $20,189 at December 31, 2019)	224,042	—
Lease liabilities - operating leases	200,180	—
Accounts payable and accrued expenses (amounts related to VIEs of $45,777 and $75,786 at December 31, 2019 and 2018, respectively)	377,553	276,645
Dividends and distributions payable	170,713	165,114
Accrued interest payable	90,016	89,267
Other liabilities (amounts related to VIEs of $140,110 and $200,344 at December 31, 2019 and 2018, respectively)	387,994	503,726
Total liabilities	13,262,304	12,042,509

Commitments and contingencies	—	—

Redeemable deferred stock units— 60,676 units outstanding at redemption value at December 31, 2019	8,365	—

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)

	December 31, 2019	December 31, 2018
Noncontrolling interests:
Redeemable partnership units—16,764,466 and 16,783,558 common units and 1,143,215 and 991,577 long term incentive units outstanding at redemption value at December 31, 2019 and December 31, 2018, respectively	2,468,753	2,000,591
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2019 and December 31, 2018	193,623	193,623
Boston Properties Limited Partnership partners’ capital—1,726,980 and 1,722,336 general partner units and 153,063,318 and 152,736,142 limited partner units outstanding at December 31, 2019 and December 31, 2018, respectively	3,380,175	4,054,996
Accumulated other comprehensive loss	(48,335)	(47,741)
Total partners’ capital	3,525,463	4,200,878
Noncontrolling interests in property partnerships	1,728,689	1,711,445
Total capital	5,254,152	5,912,323
Total liabilities and capital	$20,993,574	$19,955,423

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2019	2018	2017
	(in thousands, except for per unit amounts)
Revenue
Lease	$2,758,014	$—	$—
Base rent	—	2,103,723	2,049,368
Recoveries from tenants	—	402,066	367,500
Parking and other	103,534	107,421	105,000
Hotel revenue	48,589	49,118	45,603
Development and management services	40,039	45,158	34,605
Direct reimbursements of payroll and related costs from management services contracts	10,386	9,590	—
Total revenue	2,960,562	2,717,076	2,602,076
Expenses
Operating
Rental	1,050,010	979,151	929,977
Hotel	34,004	33,863	32,059
General and administrative	140,777	121,722	113,715
Payroll and related costs from management services contracts	10,386	9,590	—
Transaction costs	1,984	1,604	668
Depreciation and amortization	669,956	637,891	609,407
Total expenses	1,907,117	1,783,821	1,685,826
Other income (expense)
Income from unconsolidated joint ventures	46,592	2,222	11,232
Gains on sales of real estate	858	190,716	8,240
Interest and other income	18,939	10,823	5,783
Gains (losses) from investments in securities	6,417	(1,865)	3,678
Impairment losses	(22,272)	(10,181)	—
Interest expense	(412,717)	(378,168)	(374,481)
(Losses) gains from early extinguishments of debt	(29,540)	(16,490)	496
Net income	661,722	730,312	571,198
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(71,120)	(62,909)	(47,832)
Net income attributable to Boston Properties Limited Partnership	590,602	667,403	523,366
Preferred distributions	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	$656,903	$512,866
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.37	$3.82	$2.99
Weighted average number of common units outstanding	172,200	171,912	171,661
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.36	$3.81	$2.98
Weighted average number of common and common equivalent units outstanding	172,501	172,167	171,861
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$661,722	$730,312	$571,198
Other comprehensive income (loss):
Effective portion of interest rate contracts	(6,751)	(3,096)	(6,133)
Amortization of interest rate contracts (1)	6,664	6,664	6,033
Other comprehensive income (loss)	(87)	3,568	(100)
Comprehensive income	661,635	733,880	571,098
Comprehensive income attributable to noncontrolling interests	(71,696)	(63,485)	(45,704)
Comprehensive income attributable to Boston Properties Limited Partnership	$589,939	$670,395	$525,394
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling interests - Redeemable Partnership Units

Equity, December 31, 2016	1,718	152,072	$3,670,345	$193,623	$(52,251)	$1,530,647	$5,342,364	$2,262,040
Cumulative effect of a change in accounting principle	—	—	(272)	—	—	—	(272)	(1,763)
Contributions	—	40	4,937	—	—	—	4,937	31,743
Allocated net income for the period	—	—	460,656	10,500	—	47,832	518,988	52,210
Distributions	—	—	(470,316)	(10,500)	—	—	(480,816)	(54,494)
Unearned compensation	—	—	(243)	—	—	—	(243)	1,650
Conversion of redeemable partnership units	2	494	16,916	—	—	—	16,916	(16,916)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(17,587)	—	—	—	(17,587)	17,587
Effective portion of interest rate contracts	—	—	—	—	(3,305)	(2,453)	(5,758)	(375)
Amortization of interest rate contracts	—	—	—	—	5,127	325	5,452	581
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	161,585	161,585	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(54,176)	(54,176)	—
Equity, December 31, 2017	1,720	152,606	3,664,436	193,623	(50,429)	1,683,760	5,491,390	2,292,263
Cumulative effect of a change in accounting principle	—	—	4,933	—	—	—	4,933	563
Contributions	1	49	1,642	—	—	—	1,642	34,680
Allocated net income for the period	—	—	590,096	10,500	—	62,909	663,505	66,807
Distributions	—	—	(540,471)	(10,500)	—	—	(550,971)	(62,731)
Unearned compensation	—	—	884	—	—	—	884	2,181
Conversion of redeemable partnership units	1	81	2,880	—	—	—	2,880	(2,880)
Adjustment to reflect redeemable partnership units at redemption value	—	—	330,596	—	—	—	330,596	(330,596)
Effective portion of interest rate contracts	—	—	—	—	(2,781)	—	(2,781)	(315)
Amortization of interest rate contracts	—	—	—	—	5,469	576	6,045	619
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	46,701	46,701	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(82,501)	(82,501)	—
Equity, December 31, 2018	1,722	152,736	4,054,996	193,623	(47,741)	1,711,445	5,912,323	2,000,591

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling interests - Redeemable Partnership Units

Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Contributions	3	185	17,115	—	—	—	17,115	34,217
Allocated net income for the period	—	—	520,757	10,500	—	71,120	602,377	59,345
Distributions	—	—	(592,159)	(10,500)	—	—	(602,659)	(69,234)
Unearned compensation	—	—	(7,655)	—	—	—	(7,655)	2,011
Conversion of redeemable partnership units	2	142	4,885	—	—	—	4,885	(4,885)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(447,222)	—	—	—	(447,222)	447,222
Effective portion of interest rate contracts	—	—	—	—	(6,060)	—	(6,060)	(691)
Amortization of interest rate contracts	—	—	—	—	5,466	576	6,042	622
Acquisition of noncontrolling interest in property partnership	—	—	(162,462)	—	—	(24,501)	(186,963)	—
Sale of an interest in property partnerships	—	—	(4,216)	—	—	4,216	—	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	35,816	35,816	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(69,913)	(69,913)	—
Equity, December 31, 2019	1,727	153,063	$3,380,175	$193,623	$(48,335)	$1,728,689	$5,254,152	$2,468,753

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income	$661,722	$730,312	$571,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669,956	637,891	609,407
Amortization of right-of-use assets - operating leases	2,412	—	—
Impairment losses	22,272	10,181	—
Non-cash compensation expense	40,958	40,117	35,361
Income from unconsolidated joint ventures	(46,592)	(2,222)	(11,232)
Distributions of net cash flow from operations of unconsolidated joint ventures	17,155	6,703	26,858
(Gains) losses from investments in securities	(6,417)	1,865	(3,678)
Non-cash portion of interest expense	22,254	21,303	(1,284)
Settlement of accreted debt discount on redemption of unsecured senior notes	(763)	(483)	(1,980)
Losses (gains) from early extinguishments of debt	29,540	16,490	(496)
Gains on sales of real estate	(858)	(190,716)	(8,240)
Change in assets and liabilities:
Tenant and other receivables, net	(24,876)	29,204	2,433
Note receivable	4	(13)	—
Accrued rental income, net	(56,817)	(43,662)	(58,355)
Prepaid expenses and other assets	2,965	12,472	51,425
Lease liabilities - operating leases	1,616	—	—
Accounts payable and accrued expenses	12,627	1,353	10,482
Accrued interest payable	858	5,237	(160,521)
Other liabilities	(49,569)	4,955	(44,970)
Tenant leasing costs	(117,282)	(130,742)	(104,429)
Total adjustments	519,443	419,933	340,781
Net cash provided by operating activities	1,181,165	1,150,245	911,979
Cash flows from investing activities:
Acquisitions of real estate	(149,031)	—	(15,953)
Construction in progress	(546,060)	(694,791)	(608,404)
Building and other capital improvements	(180,556)	(189,771)	(222,482)
Tenant improvements	(251,831)	(210,034)	(205,331)
Right of use assets - finance leases	(5,152)	—	—
Proceeds from sales of real estate	90,824	455,409	29,810
Capital contributions to unconsolidated joint ventures	(87,392)	(345,717)	(109,015)
Capital distributions from unconsolidated joint ventures	136,807	—	251,000
Cash and cash equivalents deconsolidated	(24,112)	—	—
Deposit on capital lease	—	(13,615)	—
Issuance of related party note receivable	—	(80,000)	—
Issuance of note receivable	—	(19,455)	—
Proceeds from note receivable	3,544	—	—
Investments in securities, net	(2,132)	(902)	(1,669)
Net cash used in investing activities	(1,015,091)	(1,098,876)	(882,044)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	—	2,300,000
Repayments of mortgage notes payable	(46,173)	(18,634)	(1,317,653)
Proceeds from unsecured senior notes	1,548,106	996,410	847,935
Redemption/repurchase of unsecured senior notes	(699,237)	(699,517)	(848,020)
Borrowings on unsecured line of credit	380,000	745,000	580,000
Repayments of unsecured line of credit	(380,000)	(790,000)	(535,000)
Proceeds from unsecured term loan	—	500,000	—
Repayments of mezzanine notes payable	—	—	(306,000)
Repayments of outside members’ notes payable	—	—	(70,424)
Payments on finance lease obligations	(502)	(1,353)	(493)
Payments on real estate financing transactions	—	(960)	(2,840)
Deposit on mortgage note payable interest rate lock	—	—	(23,200)
Return of deposit on mortgage note payable interest rate lock	—	—	23,200
Deferred financing costs	(13,213)	(8,362)	(50,705)
Debt prepayment and extinguishment costs	(28,716)	(15,973)	(12,784)
Net proceeds from equity transactions	13,710	(730)	241
Distributions	(666,294)	(587,628)	(526,578)
Contributions from noncontrolling interests in property partnerships	35,816	46,701	52,009
Distributions to noncontrolling interests in property partnerships	(69,913)	(82,501)	(54,342)
Acquisition of noncontrolling interest in property partnership	(186,963)	—	—
Net cash (used in) provided by financing activities	(113,379)	82,453	55,346
Net increase in cash and cash equivalents and cash held in escrows	52,695	133,822	85,281
Cash and cash equivalents and cash held in escrows, beginning of year	639,191	505,369	420,088
Cash and cash equivalents and cash held in escrows, end of year	$691,886	$639,191	$505,369

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$543,359	$434,767	$356,914
Cash held in escrows, beginning of period	95,832	70,602	63,174
Cash and cash equivalents and cash held in escrows, beginning of period	$639,191	$505,369	$420,088

Cash and cash equivalents, end of period	$644,950	$543,359	$434,767
Cash held in escrows, end of period	46,936	95,832	70,602
Cash and cash equivalents and cash held in escrows, end of period	$691,886	$639,191	$505,369

Supplemental disclosures:
Cash paid for interest	$439,059	$416,019	$598,486
Interest capitalized	$54,911	$65,766	$61,070

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(129,253)	$(135,431)	$(123,714)
Change in real estate included in accounts payable and accrued expenses	$89,245	$(44,866)	$27,978
Real estate acquired through capital lease	$—	$12,397	$28,962
Right-of-use assets obtained in exchange for lease liabilities	$287,540	$—	$—
Prepaid rent reclassified to right of use asset	$15,000	$—	$—
Building and other capital improvements deconsolidated	$(12,767)	$—	$—
Right of use asset - finance lease deconsolidated	$(135,004)	$—	$—
Investment in unconsolidated joint venture recorded on deconsolidation	$29,246	$—	$—
Lease liability - finance lease deconsolidated	$119,534	$—	$—
Outside members’ notes payable contributed to noncontrolling interests in property partnerships	$—	$—	$109,576
Distributions declared but not paid	$170,713	$165,114	$139,040
Conversions of redeemable partnership units to partners’ capital	$4,885	$2,880	$16,916
Issuance of restricted securities to employees and directors	$37,622	$37,052	$35,989

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership and at December 31, 2019 owned an approximate 89.6% (89.7% at December 31, 2018) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
At December 31, 2019, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 11).
Properties
At December 31, 2019, the Company owned or had interests in a portfolio of 196 commercial real estate properties (the “Properties”) aggregating approximately 52.0 million net rentable square feet of primarily Class A office properties, including 11 properties under construction/redevelopment totaling approximately 5.5 million net rentable square feet. At December 31, 2019, the Properties consisted of:

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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for six of the eight entities that are VIEs (see “New Accounting Pronouncements Issued but not yet Adopted—Consolidation” within Note 2).
Consolidated Variable Interest Entities
As of December 31, 2019, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Time Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities (i.e., excluding Boston Properties Limited Partnership’s interest) are reflected as noncontrolling interest in property partnerships in the accompanying Consolidated Financial Statements (See Note 10).
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

2. Summary of Significant Accounting Policies
Real Estate
Upon acquisitions of real estate, the Company assesses whether the transaction should be accounted for as an asset acquisition or as a business combination by applying a screen to determine whether the integrated set of assets and activities acquired meets the definition of a business. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. The Company’s acquisitions of real estate or in-substance real estate generally will not meet the definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets) or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.
The Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. The Company assesses fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
Management reviews its long-lived assets for impairment following the end of each quarter and when there is an event or change in circumstances that indicates carrying amounts may not be recoverable. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset has been impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value.
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
Capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2019, 2018 and 2017 were approximately $54.9 million, $65.8 million and $61.1 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2019, 2018 and 2017 were approximately $10.4 million, $12.5 million and $13.2 million, respectively.
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

Cash Held in Escrows
Escrows include amounts established pursuant to various agreements for security deposits, property taxes, insurance and other costs. Escrows also include cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code, as amended (the “Code”), in connection with sales of the Company’s properties.
Investments in Securities
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of Boston Properties, Inc. to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2019 and 2018, the Company had maintained approximately $36.7 million and $28.2 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains (losses) of approximately $6.4 million, $(1.9) million and $3.7 million on its investments in the accounts associated with the Company’s deferred compensation plans during the years ended December 31, 2019, 2018 and 2017, respectively.
Tenant and Other Receivables
Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.
Notes Receivable
The Company accounts for notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses (see “New Accounting Pronouncements Issued but not yet Adopted—Financial Instruments - Credit Losses”). Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
Deferred Charges
Deferred charges include leasing costs and certain financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Unamortized leasing costs are charged to expense upon the early termination of the lease. Fully amortized deferred leasing costs are removed from the books upon the expiration of the lease. The Company did not capitalize any external legal costs and internal leasing salaries and related costs for the year ended December 31, 2019 (see “New Accounting Pronouncements Adopted—Leases”). Internal leasing salaries and related costs capitalized for the years ended December 31, 2018 and 2017 were approximately $5.4 million and $5.0 million, respectively. Financing fees included in deferred charges consist of external fees and costs incurred to obtain the Company’s revolving facility and if applicable, the delayed draw facility and construction financing arrangements where there are not sufficient amounts outstanding. Such financing costs have been deferred and are being amortized over the terms of the respective financing and included within interest expense. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred financing costs are removed from the books upon the maturity of the debt.
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
Accounts of the consolidated entity are included in the accounts of the Company and the noncontrolling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when the Company is not the general partner in a limited partnership and when the Company has neither the requirement nor the intent to provide financial support to the joint venture. The Company classifies distributions received from equity method investees within its Consolidated Statements of Cash Flows using the nature of the distribution approach, which classifies the distributions received on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). The Company’s investments in unconsolidated joint ventures are reviewed for impairment periodically and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. The evaluation of fair value is subjective and is based in part on assumptions regarding future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods. The ultimate realization of the investment in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary.
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
Revenue Recognition
In general, the Company commences lease/rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual lease/rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $58.4 million, $51.9 million and $54.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative lease/rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements. The Company maintains an allowance against accrued rental income for future potential tenant credit losses. The credit assessment is based on the estimated accrued rental income that is recoverable over the term of the lease. The Company also maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required rent payments. The computation of this allowance is based on the tenants’ payment history and current credit status, as well as certain industry or geographic specific credit considerations. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.
In accordance with ASC 805, the Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $20.9 million, $23.8 million and $23.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2020	$5,440	$10,673
2021	3,054	6,455
2022	357	5,699
2023	183	5,558
2024	135	4,043

Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred (see “New Accounting Pronouncements Adopted—Leases”). The Company recognizes these reimbursements on a gross basis, as the Company obtains control of the goods and services before they are transferred to the tenant. The Company also receives reimbursements of payroll and payroll related costs from unconsolidated joint venture entities and third party property owners in connection with management services contracts which the Company reflects on a gross basis instead of on a net basis as the Company has determined that it is the principal and not the agent under these arrangements in accordance with the guidance in ASC 606 “Revenue from Contracts with Customers” (“ASC 606”).
The Company’s parking revenue is derived primarily from monthly and transient daily parking. In addition, the Company has certain lease arrangements for parking accounted for under the guidance in ASC 842 “Leases” (“ASC 842”). The monthly and transient daily parking revenue falls within the scope of ASC 606 and is accounted for at the point in time when control of the goods or services transfers to the customer and the Company’s performance obligation is satisfied.
The Company’s hotel revenue is derived from room rentals and other sources such as charges to guests for telephone service, movie and vending commissions, meeting and banquet room revenue and laundry services. Hotel revenue is recognized as the hotel rooms are occupied and the services are rendered to the hotel customers.
The Company earns management and development fees. Development and management services revenue is earned from unconsolidated joint venture entities and third-party property owners. The Company determined that the performance obligations associated with its development services contracts are satisfied over time and that the Company would recognize its development services revenue under the output method evenly over time from the development commencement date through the substantial completion date of the development management services project due to the stand-ready nature of the contracts. Significant judgments impacting the amount and timing of revenue recognized from the Company’s development services contracts include estimates of total development project costs from which the fees are typically derived and estimates of the period of time until substantial completion of the development project, the period of time over which the development services are required to be performed. The Company recognizes development fees earned from unconsolidated joint venture projects equal to its cost plus profit to the extent of the third party partners’ ownership interest. Property management fees are recorded and earned based on a percentage of collected rents at the properties under management, and not on a straight-line basis, because such fees are contingent upon the collection of rents.

Gains on sales of real estate are recognized pursuant to the provisions included in ASC 610-20. Under ASC 610-20, the Company must first determine whether the transaction is a sale to a customer or non-customer. The Company typically sells real estate on a selective basis and not within the ordinary course of its business and therefore expects that its sale transactions will not be contracts with customers. The Company next determines whether it has a controlling financial interest in the property after the sale, consistent with the consolidation model in ASC 810 “Consolidation” (“ASC 810”). If the Company determines that it does not have a controlling financial interest in the real estate, it evaluates whether a contract exists under ASC 606 and whether the buyer has obtained control of the asset that was sold. The Company recognizes a full gain on sale of real estate when the derecognition criteria under ASC 610-20 have been met.
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
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. Boston Properties Limited Partnership determines the fair value of its unsecured senior notes using market prices. The inputs used in determining the fair value of Boston Properties Limited Partnership’s unsecured senior notes is categorized at a Level 1 basis (as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”)) due to the fact that it uses quoted market rates to value these instruments. However, the inputs used in determining the fair value could be categorized at a Level 2 basis (as defined in ASC 820) if trading volumes are low. The Company determines the fair value of its related party note receivable, note receivable and mortgage notes payable using discounted cash flow analysis by discounting the spread between the future contractual interest payments and hypothetical future interest payments on note receivables / mortgage debt based on current market rates for similar securities. In determining the current market rates, the Company adds its estimates of market spreads to the quoted yields on federal government treasury securities with similar maturity dates to its debt. The inputs used in determining the fair value of the Company’s related party note receivable, note receivable, and mortgage notes payable are categorized at a Level 3 basis (as defined in ASC 820) due to the fact that the Company considers the rates used in the valuation techniques to be unobservable inputs. To the extent that there are outstanding borrowings under the unsecured line of credit or unsecured term loan, the Company utilizes a discounted cash flow methodology in order to estimate the fair value. To the extent that credit spreads have changed since the origination, the net present value of the difference between future contractual interest payments and future interest payments based on the Company’s estimate of a current market rate would represent the difference between the book value and the fair value. The Company’s estimate of a current market rate is based upon the rate, considering current market conditions and Boston Properties Limited Partnership’s specific credit profile, at which it estimates it could obtain similar borrowings. To the extent there are outstanding borrowings, this current market rate is estimated and therefore would be primarily based upon a Level 3 input (see “New Accounting Pronouncements Issued but not yet Adopted—Fair Value Measurement”).

Because the Company’s valuations of its financial instruments are based on these types of estimates, the actual fair values of its financial instruments may differ materially if the Company’s estimates do not prove to be accurate, and the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not necessarily indicative of estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s related party note receivable, note receivable, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable	$80,000	$81,931	$80,000	$80,000
Note receivable	15,920	14,978	19,468	19,468
Total	$95,920	$96,909	$99,468	$99,468

Mortgage notes payable, net	$2,922,408	$2,984,956	$2,964,572	$2,903,925
Unsecured senior notes, net	8,390,459	8,826,375	7,544,697	7,469,338
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	498,939	500,561	498,488	500,783
Total	$11,811,806	$12,311,892	$11,007,757	$10,874,046

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
Derivative Instruments and Hedging Activities
Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company accounts for both the effective and ineffective portions of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassifies the fair value of the derivative to earnings over the term that the hedged transaction affects earnings and in the same line item as the hedged transaction within the statements of operations.
Stock-Based Employee Compensation Plans
At December 31, 2019, the Company has a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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
Out-of-Period Adjustment
During the year ended December 31, 2019, the Company recorded a change in the balance sheet classification of deferred stock units held by non-employee directors of Boston Properties, Inc. that are outstanding under Boston Properties, Inc.’s 1997 Stock Option and Incentive Plan and 2012 Stock Option and Incentive Plan (the “Plans”). The reclassification resulted from a modification to the terms of the non-employee director compensation program to provide, subject to certain conditions, the non-employee directors holding these units with the ability to elect, following cessation of their service on the Company’s Board of Directors, to diversify their investment elections into non-employer securities, which will ultimately be settled in cash. The modification required a change to the classification of these deferred stock units from permanent equity to temporary equity on the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units. During the year ended December 31, 2019, the Company recorded a change in the balance sheet classification of certain deferred stock units outstanding to correct the approximately $8.4 million overstatement of each of Additional Paid-in Capital of Boston Properties, Inc. and Partners’ Capital of Boston Properties Limited Partnership, the approximately $8.1 million understatement of each of Redeemable Deferred Stock Units of Boston Properties, Inc. and Boston Properties Limited Partnership, and the approximately $0.3 million understatement of each of Accounts Payable and Accrued Expenses of Boston Properties, Inc. and Boston Properties Limited Partnership in the year ended December 31, 2018. Because this adjustment was not material to the prior year’s consolidated financial statements and the impact of recording the adjustment in the year ended December 31, 2019 was not material to Boston Properties, Inc.’s or Boston Properties Limited Partnership’s consolidated financial statements, the Company recorded the related adjustment during the year ended December 31, 2019. The out-of-period adjustment was identified and recorded during the three months ended September 30, 2019.
New Accounting Pronouncements Adopted
Leases
General Adoption
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease for accounting purposes is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to the prior guidance in ASC 840 -“Leases” (“Topic 840”). ASU 2016-02 requires lessors to account for leases using an approach that is substantially equivalent to Topic 840 for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards.
On July 30, 2018, the FASB issued ASU 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”), that (1) simplifies transition requirements for both lessees and lessors by adding an option that permits an organization to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in its financial statements and (2) allows lessors to elect, as a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the revenue guidance in ASC 606 that was adopted on January 1, 2018, and both of the following are met:
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
Lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on the Company’s Consolidated Balance Sheets. The Company reviews its trade accounts receivable, including its straight-line rent receivable, related to base rents, straight-line rent, expense reimbursements and other revenues for collectability. The Company analyzes its accounts receivable, customer creditworthiness and current economic trends when evaluating the adequacy of the collectability of the lessee’s total accounts receivable balance on a lease-by-lease basis. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If a lessee’s accounts receivable balance is considered uncollectible, the Company will write-off the receivable balances associated with the lease to Lease revenue and cease to recognize lease income, including straight-line rent, unless cash is received. If the Company subsequently determines that it is probable it will collect substantially all the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance, adjusting for the amount related to the period when the lease payments were considered not probable. The Company’s reported net earnings are directly affected by management’s estimate of the collectability of its trade accounts receivable.
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
The Company has four finance lease obligations with various initial term expiration dates through 2094, see Note 3.
The following table provides lease cost information for the Company’s operating and finance leases for the year ended December 31, 2019 (in thousands):

Lease costs
Operating lease costs	$14,573
Finance lease costs
Amortization of right of use asset (1)	$29
Interest on lease liabilities (2)	$47
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
The following table provides other quantitative information for the Company’s operating and finance leases as of December 31, 2019:

December 31, 2019
Other information
Weighted-average remaining lease term (in years)
Operating leases	51
Finance leases	71
Weighted-average discount rate
Operating leases	5.7%
Finance leases	6.2%

The following table provides a maturity analysis for the Company’s future contractual minimum lease payments to be made by the Company as of December 31, 2018, under non-cancelable ground leases which expire on various dates through 2114:

Years Ending December 31,	(in thousands)
2019	$11,425
2020	18,425
2021	25,310
2022	8,894
2023	9,084
Thereafter	567,232

The following table provides a maturity analysis for the Company’s future minimum lease payments, as of December 31, 2018, related to the four capital leases, through 2036:

Years Ending December 31,	(in thousands)
2019	$1,441
2020	12,682
2021	2,123
2022	1,253
2023	944
Thereafter	73,241
Total expected minimum lease payments	91,684
Interest portion	(27,497)
Present value of expected net minimum lease payments	$64,187

The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of December 31, 2019 (in thousands):

	Operating	Finance
2020	$10,050	$834
2021	24,973	5,960
2022	18,041	10,208
2023	10,322	9,708
2024 (1)	9,277	48,518
Thereafter	557,954	1,383,242
Total lease payments	630,617	1,458,470
Less: interest portion	(430,437)	(1,234,428)
Present value of lease payments	$200,180	$224,042
_______________

(1)	Finance lease payments in 2024 include approximately $38.7 million related to a purchase option that the Company is reasonably certain it will exercise.
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
The following table summarizes the components of lease revenue recognized during the year ended December 31, 2019 included within the Company’s Consolidated Statements of Operations (in thousands):

Lease Revenue
Fixed contractual payments	$2,261,260
Variable lease payments	496,754
$2,758,014

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2020 to 2049. For the future contractual lease payments to be received by the Company, refer to Note 12.
New Accounting Pronouncements Issued but not yet Adopted
Financial Instruments - Credit Losses
In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASC 326-20, “Financial Instruments - Credit Losses - Measured at Amortized Cost,” which addresses financial assets measured at amortized cost basis, including net investments in leases arising from sales-type and direct financing leases. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842. ASU 2016-13 and ASU 2018-19 are effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. ASU 2016-13 and ASU 2018-19 are applicable to the Company with respect to (1) certain of its accounts receivable, except for amounts arising from operating leases accounted for under ASC 842, (2) its related party note receivable, (3) its note receivable and (4) certain of its off-balance sheet credit exposures. The Company adopted ASU 2016-13 and ASU 2018-19 effective January 1, 2020 using the modified retrospective approach. The adoption of ASU 2016-13 and ASU 2018-19 did not have a material impact on the Company’s consolidated financial statements.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements. ASU 2018-13 is effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-13 will not have a material impact on the Company’s consolidated financial statements.
Derivatives and Hedging
In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 permits the use of the overnight index swap rate based on the Secured Overnight Financing Rate (“SOFR”) to be used as a U.S. benchmark interest rate for purposes of applying hedge accounting under ASC 815. ASU 2018-16 is effective for the Company, which has already adopted ASU 2017-12, for reporting periods beginning after December 15, 2018 and is required to be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The adoption of ASU 2018-16 will not have a material impact on the Company’s consolidated financial statements.
Consolidation
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 is effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of ASU 2018-17 will not have a material impact on the Company’s consolidated financial statements.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2019			2018			2017
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.99		94.84%	$2.79		78.17%	$2.86		98.29%
Capital gain income	0.16		5.16%	0.78		21.83%	0.05		1.71%
Total	$3.15	(1)	100.00%	$3.57	(2)	100.00%	$2.91	(3)	100.00%

 _____________

(1)
The fourth quarter 2019 regular quarterly dividend was $0.98 per common share of which approximately $0.04 per common share was allocable to 2019 and approximately $0.94 per common share is allocable to 2020.

(2)
The fourth quarter 2018 regular quarterly dividend was $0.95 per common share of which approximately $0.69 per common share was allocable to 2018 and approximately $0.26 per common share is allocable to 2019.

(3)
The fourth quarter 2017 regular quarterly dividend was $0.80 per common share of which approximately $0.47 per common share was allocable to 2017 and approximately $0.33 per common share is allocable to 2018.

Income Taxes
Boston Properties, Inc. has elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties, Inc.’s consolidated taxable REIT subsidiaries. Boston Properties, Inc.’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties, Inc. has no uncertain tax positions recognized as of December 31, 2019 and 2018.
The Company owns a hotel property that it leases to one of its taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties, Inc. has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.
Certain entities included in Boston Properties, Inc.’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
Boston Properties Limited Partnership
Income Taxes
The partners are required to report their respective share of Boston Properties Limited Partnership’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties Limited Partnership’s consolidated taxable REIT subsidiaries. Boston Properties Limited Partnership’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties Limited Partnership has no uncertain tax positions recognized as of December 31, 2019 and 2018.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties Limited Partnership has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.
Certain entities included in Boston Properties Limited Partnership’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at December 31, 2019 and December 31, 2018 (in thousands):

	2019	2018
Land	$5,111,606	$5,072,568
Right of use assets - finance leases	237,394	—
Right of use assets - operating leases	148,640	—
Land held for future development (1)	254,828	200,498
Buildings and improvements	13,646,054	13,356,751
Tenant improvements	2,656,439	2,396,932
Furniture, fixtures and equipment	44,313	44,351
Construction in progress	789,736	578,796
Total	22,889,010	21,649,896
Less: Accumulated depreciation	(5,266,798)	(4,897,777)
	$17,622,212	$16,752,119

_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at December 31, 2019 and December 31, 2018 (in thousands):

	2019	2018
Land	$5,011,153	$4,971,475
Right of use assets - finance leases	237,394	—
Right of use assets - operating leases	148,640	—
Land held for future development (1)	254,828	200,498
Buildings and improvements	13,351,286	13,059,488
Tenant improvements	2,656,439	2,396,932
Furniture, fixtures and equipment	44,313	44,351
Construction in progress	789,736	578,796
Total	22,493,789	21,251,540
Less: Accumulated depreciation	(5,162,908)	(4,800,475)
	$17,330,881	$16,451,065
_______________

(1)	Includes pre-development costs.
Developments/Redevelopments
On May 9, 2019, the Company entered into a 15-year lease with Google, LLC for approximately 379,000 net rentable square feet of Class A office space in a build-to-suit development project located at the Company’s 325 Main Street property at Kendall Center in Cambridge, Massachusetts. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that was demolished and is being developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space. On May 9, 2019, the Company commenced development of the project. Boston Properties, Inc. and Boston Properties Limited Partnership recognized approximately $9.9 million and $9.5 million, respectively, of depreciation expense associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property.
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
On October 24, 2019, the Company completed and placed in-service 145 Broadway, a build-to-suit Class A office project with approximately 483,000 net rentable square feet located in Cambridge, Massachusetts.
Ground Leases
On January 24, 2019, the ground lessor under the Company’s 65-year ground lease for land totaling approximately 5.6 acres at Platform 16 located in San Jose, California made available for lease to the Company the remaining land parcels. As a result, the Company recognized the remaining portion of the right of use finance lease asset and finance lease liability. The Company entered into the ground lease in 2018, however, at the inception of the ground lease only a portion of the land was available for lease from the lessor, resulting in the Company recognizing only a portion of the ground lease. In the aggregate, the land will support the development of approximately 1.1 million square feet of commercial office space. The ground lease provides the Company with the right to purchase all of the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. The Company was reasonably certain it would exercise the option to purchase the land and as a result, the Company concluded that the lease should be accounted for as a finance lease. As a result, the Company recorded an approximately $122.6 million right of use asset - finance lease and a lease liability - finance lease on the Company’s Consolidated Balance Sheets reflecting the remaining land parcels made available for lease to the Company. Finance lease assets and liabilities are accounted for at the lower of fair market value or the present value of future lease payments. For land leases classified as finance leases because of a purchase option that the Company views as an economic incentive, the Company follows its existing policy and does not depreciate land because it is assumed to have an indefinite life. See also “Dispositions” below and Notes 5 and 19.
As of January 24, 2019, the lease payments from the finance lease related to the remaining parcels made available for lease to the Company were as follows (in thousands):

Period from January 24, 2019 through December 31, 2019	$17,918
2020	109,460
Total expected minimum lease payments	127,378
Interest portion	(4,815)
Present value of expected net lease payments	$122,563

On July 16, 2019, the Company executed a 75-year ground lease with The George Washington University for land parcels at 2100 Pennsylvania Avenue located in Washington, DC and commenced development of an approximately 470,000 net rentable square foot Class A office property pursuant to a development agreement that the Company entered into with The George Washington University in 2016. The development agreement provided for the execution of the ground lease upon completion of the entitlement process and relocation of existing tenants. Also in 2016, the Company made a deposit of $15.0 million that, upon execution of the ground lease, is credited against ground rent payable under the ground lease. The present value of the lease payments exceeds substantially all of the fair value of the underlying asset and as a result, the Company has concluded that the ground lease should be accounted for as a finance lease. As a result, the Company recorded an approximately $185.1 million right of use asset - finance lease and an approximately $165.0 million lease liability - finance lease on the Company’s Consolidated Balance Sheets. The difference between the right of use asset - finance lease and lease liability - finance lease is the $15.0 million deposit that was made in 2016 and approximately $5.1 million of initial direct costs. Although the finance lease is for land only, as this was not classified as a finance lease because of a purchase option, the right of use asset will be amortized over the shorter of the useful life of the asset or the lease term. As land is assumed to have an indefinite life, the right of use asset - finance lease will be amortized on a straight-line basis over the 75-year term. In 2017, the Company entered into a 16-year lease with a tenant for approximately 300,000 net rentable square feet of space at the property.

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

Land	$29,510
Building and improvements	59,788
Tenant improvements	6,024
In-place lease intangibles	11,494
Above-market lease intangibles	246
Below-market lease intangibles	(1,092)
Net assets acquired	$105,970

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

880 and 890 Winter Street contributed approximately $4.9 million of revenue and approximately ($0.6) million of earnings to the Company for the period from August 27, 2019 through December 31, 2019.

Dispositions
On January 24, 2019, the Company completed the sale of its 2600 Tower Oaks Boulevard property located in Rockville, Maryland for a gross sale price of approximately $22.7 million. Net cash proceeds totaled approximately $21.4 million, resulting in a loss on sale of real estate totaling approximately $0.6 million. The Company recognized an impairment loss totaling approximately $3.1 million for Boston Properties, Inc. and approximately $1.5 million for Boston Properties Limited Partnership during the year ended December 31, 2018. 2600 Tower Oaks Boulevard is an approximately 179,000 net rentable square foot Class A office property. 2600 Tower Oaks contributed approximately $(0.2) million of net loss to the Company for the period from January 1, 2019 through January 23, 2019 and contributed approximately $(0.6) million and $(0.1) million of net loss to the Company for the years ended December 31, 2018 and 2017, respectively.
At March 31, 2019, the Company evaluated the expected hold period of its One Tower Center property located in East Brunswick, New Jersey and, based on a shorter-than-expected hold period, the Company reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for Boston Properties, Inc. and approximately $22.3 million for Boston Properties Limited Partnership. The Company’s estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of $38.0 million. On June 3, 2019, the Company completed the sale of the property. Net cash proceeds totaled approximately $36.6 million, resulting in a loss on sale of real estate totaling approximately $0.8 million. One Tower Center is an approximately 410,000 net rentable square foot Class A office property. One Tower Center contributed approximately $(0.9) million of net loss to the Company for the period from January 1, 2019 through June 2, 2019 and contributed approximately $(2.7) million and $(3.5) million of net loss to the Company for the years ended December 31, 2018 and 2017, respectively.
On June 28, 2019, the Company completed the sale of its 164 Lexington Road property located in Billerica, Massachusetts for a gross sale price of $4.0 million. Net cash proceeds totaled approximately $3.8 million, resulting in a gain on sale of real estate totaling approximately $2.5 million for Boston Properties, Inc. and approximately $2.6 million for Boston Properties Limited Partnership. 164 Lexington Road is an approximately 64,000 net rentable square foot Class A office property. 164 Lexington Road contributed approximately $(0.1) million of net loss to the Company for the period from January 1, 2019 through June 27, 2019 and contributed approximately $(0.2) million and $(0.2) million of net loss to the Company for the years ended December 31, 2018 and 2017, respectively.
On September 20, 2019, the Company entered into a joint venture with Canada Pension Plan Investment Board (“CPPIB”) to develop Platform 16 located in San Jose, California. Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space. During 2018, the Company entered into the ground lease, which provides for the right to purchase all of the land during a 12-month period commencing February 1, 2020 at a purchase price of approximately $134.8 million. The Company contributed the ground lease interest and improvements totaling approximately $28.2 million for its initial 55% interest in the joint venture. CPPIB contributed cash totaling approximately $23.1 million for its initial 45% interest in the joint venture. Upon the CPPIB contribution, the Company ceased accounting for the joint venture entity on a consolidated basis and is accounting for the joint venture entity on an unconsolidated basis using the equity method of accounting, as it has reduced its ownership interest and no longer has a controlling financial or operating interest in the joint venture entity (See Note 5). The Company did not recognize a gain on the retained or sold interest in the real estate contributed to the joint venture, as the fair value of the real estate approximated its carrying value.
On December 20, 2019, the Company completed the sale of the remaining parcel of land at its Washingtonian North property located in Gaithersburg, Maryland for a gross sale price of approximately $7.8 million. Net cash proceeds totaled approximately $7.3 million, resulting in a loss on sale of real estate totaling approximately $0.1 million. The Company recognized an impairment loss totaling approximately $1.8 million during the year ended December 31, 2016.

4. Deferred Charges
Deferred charges consisted of the following at December 31, 2019 and December 31, 2018 (in thousands):

	2019	2018
Leasing costs, including lease related intangibles	$1,155,958	$1,191,297
Financing costs	12,728	12,796
	1,168,686	1,204,093
Less: Accumulated amortization	(479,473)	(525,369)
	$689,213	$678,724

The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2020	$17,536
2021	11,001
2022	5,918
2023	4,286
2024	2,510

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2019 and 2018:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2019	December 31, 2018
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(4,872)	$(6,424)
BP/CRF Metropolitan Square, LLC	Metropolitan Square	20.0%		9,134	2,644
901 New York, LLC	901 New York Avenue	25.0%	(2)	(12,113)	(13,640)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	36,789	38,214
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	25,391	25,268
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	2,953	66,391
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(5,439)	(5,026)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,496	42,557
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		49,466	69,302
Residential Tower Developer LLC	Hub50House	50.0%		55,092	47,505
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		9,883	3,022
Office Tower Developer LLC	100 Causeway Street	50.0%		56,606	23,804
1265 Main Office JV LLC	1265 Main Street	50.0%		3,780	3,918
BNY Tower Holdings LLC	Dock 72	50.0%		94,804	82,520
BNYTA Amenity Operator LLC	Dock 72	50.0%		—	N/A
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		252,069	253,495
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%		56,247	69,724
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		67,499	46,993
SMBP Venture LP	Santa Monica Business Park	55.0%		163,937	180,952
Platform 16 Holdings LP	Platform 16	55.0%	(7)	29,501	N/A
				$933,223	$931,219
 _______________

(1)
Investments with deficit balances aggregating approximately $22.4 million and $25.1 million at December 31, 2019 and 2018, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds.

(3)	The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.

(4)	The joint venture owns three in-service buildings and two undeveloped land parcels.

(5)	The property was sold on June 27, 2019. As of December 31, 2019, the investment is comprised of undistributed cash. See note below for additional details.

(6)
Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

(7)	This entity is a VIE (See Note 1).
Certain of the Company’s unconsolidated joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exceptions under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. Under certain of the Company’s joint venture agreements, if certain return thresholds are achieved the partners or the Company will be entitled to an additional promoted interest or payments.

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2019	December 31, 2018
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$3,904,400	$3,545,906
Other assets	502,706	543,512
Total assets	$4,407,106	$4,089,418
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,218,853	$2,017,609
Other liabilities (2)	749,675	582,006
Members’/Partners’ equity	1,438,578	1,489,803
Total liabilities and members’/partners’ equity	$4,407,106	$4,089,418
Company’s share of equity	$591,905	$622,498
Basis differentials (3)	341,318	308,721
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$933,223	$931,219
 _______________

(1)	At December 31, 2019, this amount includes right of use assets - finance leases and right of use assets - operating leases totaling approximately $383.9 million and $12.1 million, respectively.

(2)	At December 31, 2019, this amount includes lease liabilities - finance leases and lease liabilities - operating leases totaling approximately $510.8 million and $17.3 million, respectively.

(3)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At December 31, 2019 and 2018, there was an aggregate basis differential of approximately $311.3 million and $316.7 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities, which differential (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(4)
Investments with deficit balances aggregating approximately $22.4 million and $25.1 million at December 31, 2019 and 2018, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Total revenue (1)	$322,817	$271,951	$222,517
Expenses
Operating	122,992	106,610	90,542
Transaction costs	1,000	—	—
Depreciation and amortization (2)	102,296	103,079	57,079
Total expenses	226,288	209,689	147,621
Other income (expense)
Gains on sales of real estate (3)	32,706	16,951	—
Interest expense	(84,409)	(71,308)	(46,371)
Net income	$44,826	$7,905	$28,525

Company’s share of net income	$24,423	$8,084	$18,439
Basis differential (3)(4)	22,169	(5,862)	(7,207)
Income from unconsolidated joint ventures	$46,592	$2,222	$11,232

_______________

(1)	Includes straight-line rent adjustments of approximately $32.4 million, $15.9 million and $21.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)
During the year ended December 31, 2018, the joint venture that owns Metropolitan Square in Washington, DC, commenced a renovation project and recorded accelerated depreciation expense of approximately $22.4 million related to the remaining book value of the assets to be replaced. The Company’s share of the accelerated depreciation expense totaled approximately $4.5 million.

(3)
For the year ended December 31, 2019, represents the gain on sale of 540 Madison Avenue recognized by the joint venture, as described below. During 2008, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture resulting in a basis differential between the carrying value of the Company’s investment in the joint venture and the joint venture’s basis in the assets and liabilities of the property. As a result of the historical basis difference, the Company recognized a gain on sale of real estate totaling approximately $47.2 million for the year ended December 31, 2019, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for the basis differential. The gain on sale of real estate is included in Income from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.

(4)
Includes straight-line rent adjustments of approximately $2.1 million, $2.4 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Also includes net above-/below-market rent adjustments of approximately $1.7 million, $1.6 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
On April 26, 2019, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $255.0 million collateralized by its 7750 Wisconsin Avenue development project located in Bethesda, Maryland. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions. As of December 31, 2019, approximately $64.5 million has been drawn under the loan. 7750 Wisconsin Avenue is a 734,000 net rentable square foot build-to-suit Class A office project and below-grade parking garage.
On May 28, 2019, joint ventures in which the Company has a 50% interest and that own The Hub on Causeway - Podium and 100 Causeway Street development projects entered into an infrastructure development assistance agreement (the “IDAA”) with the Commonwealth of Massachusetts and the City of Boston. Per the IDAA, The Hub on Causeway - Podium development project would be reimbursed for certain costs of public infrastructure improvements using the proceeds of up to $30.0 million in aggregate principal amount of municipal bonds issued by the Commonwealth of Massachusetts. On September 16, 2019, the joint venture received the full reimbursement of costs for the public infrastructure improvements totaling approximately $28.8 million, which has been reflected as a reduction to the carrying value of the real estate of The Hub on Causeway - Podium property. The construction loan agreement for The Hub on Causeway - Podium was modified to require the joint venture to pay down the construction loan principal balance using the proceeds received from the reimbursement of costs of the public infrastructure improvements and on September 16, 2019, the joint venture that owns The Hub on Causeway - Podium development project paid down the construction loan principal balance in the amount of approximately $28.8 million. On November 22, 2019, the joint venture that owns The Hub on Causeway - Podium development project completed and fully placed in-service The Hub on Causeway - Podium development project, an approximately 382,000 net rentable square foot project containing retail and office space located in Boston, Massachusetts.
On June 27, 2019, a joint venture in which the Company has a 60% interest completed the sale of 540 Madison Avenue in New York City for a gross sale price of approximately $310.3 million, including the assumption by the buyer of the mortgage loan collateralized by the property totaling $120.0 million. The mortgage loan bore interest at a variable rate equal to LIBOR plus 1.10% per annum and was scheduled to mature on June 5, 2023. Net cash proceeds totaled approximately $178.7 million, of which the Company’s share was approximately $107.1 million, after the payment of transaction costs. During 2008, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture. As a result, the Company recognized a gain on sale of real estate totaling approximately $47.2 million, which is included in Income from Unconsolidated Joint

Ventures in the accompanying Consolidated Statements of Operations. 540 Madison Avenue is an approximately 284,000 net rentable square foot Class A office property.
On September 5, 2019, a joint venture in which the Company has a 50% interest obtained construction financing with a total commitment of $400.0 million collateralized by its 100 Causeway Street development project located in Boston, Massachusetts. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement) and matures on September 5, 2023, with two, one-year extension options, subject to certain conditions. As of December 31, 2019, approximately $81.1 million has been drawn under the loan. 100 Causeway Street is an approximately 632,000 net rentable square foot Class A office project.
On September 20, 2019, the Company entered into a joint venture with CPPIB to develop Platform 16 located in San Jose, California. Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space (See Note 19). The Company contributed the ground lease interest and improvements totaling approximately $28.2 million for its initial 55% interest in the joint venture (See Note 3). CPPIB contributed cash totaling approximately $23.1 million for its initial 45% interest in the joint venture. The Company will provide customary development, property management and leasing services to the joint venture.
On October 1, 2019, a joint venture in which the Company has a 50% interest partially placed in-service Dock 72, a Class A office project with approximately 670,000 net rentable square feet located in Brooklyn, New York.
On October 1, 2019, a joint venture in which the Company has a 50% interest partially placed in-service Hub50House, an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.
On December 6, 2019, a joint venture in which the Company has a 50% interest extended the mortgage loan collateralized by Annapolis Junction Building Seven and Building Eight. At the time of the extension, the outstanding balance of the loan totaled approximately $34.8 million, bore interest at a variable rate equal to LIBOR plus 2.35% per annum and was scheduled to mature on December 7, 2019, with three, one-year extension options, subject to certain conditions. The extended loan matures on March 6, 2020. Annapolis Junction Building Seven and Building Eight are Class A office properties with approximately 127,000 and 126,000 net rentable square feet, respectively, located in Annapolis, Maryland.
6. Mortgage Notes Payable, Net
The Company had outstanding mortgage notes payable totaling approximately $2.9 billion and $3.0 billion as of December 31, 2019 and 2018, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through June 9, 2027.
Fixed rate mortgage notes payable totaled approximately $2.9 billion and $3.0 billion at December 31, 2019 and 2018, respectively, with contractual interest rates ranging from 3.43% to 6.94% per annum at December 31, 2019 and 3.43% to 7.69% at December 31, 2018 (with a weighted-average interest rate of 3.73% and 3.77% per annum at December 31, 2019 and 2018, respectively). There were no variable rate mortgage loans at December 31, 2019 and 2018.

On December 19, 2019, the Company used available cash to repay the bond financing collateralized by its New Dominion Technology Park, Building One property totaling approximately $26.5 million. The bond financing bore interest at a weighted-average fixed rate of approximately 7.69% per annum and was scheduled to mature on January 15, 2021. The Company recognized a loss from early extinguishment of debt totaling approximately $1.5 million, which amount included the payment of a prepayment penalty totaling approximately $1.4 million. New Dominion Technology Park, Building One is an approximately 235,000 net rentable square foot Class A office property located in Herndon, Virginia (See Note 19).
No mortgage loans at December 31, 2019 and December 31, 2018 had been accounted for at fair value. Prior to December 31, 2017, the Company had mortgage loans that were accounted for at fair value and the impact of recording them at fair value resulted in a decrease to interest expense of approximately $19.6 million for the year ended December 31, 2017.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2019 are as follows (in thousands):

Principal Payments
2020	$17,168
2021	17,276
2022	614,710
2023	—
2024	—
Thereafter	2,300,000
Total aggregate principal payments	2,949,154
Deferred financing costs, net	(26,746)
Total carrying value of mortgage notes payable, net	$2,922,408

7. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2019 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	4.125%	4.289%	$850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
Total principal			8,450,000
Net unamortized discount			(17,451)
Deferred financing costs, net			(42,090)
Total			$8,390,459
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2019, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
8. Unsecured Credit Facility
On April 24, 2017, Boston Properties Limited Partnership amended and restated its unsecured revolving credit agreement (as amended and restated, the “2017 Credit Facility”). Among other things, the 2017 Credit Facility (1) increased the total commitment of the revolving line of credit (the “Revolving Facility”) from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) that permitted Boston Properties Limited Partnership to draw upon it provided that amounts drawn and subsequently repaid may not be borrowed again. In addition, Boston Properties Limited Partnership may increase the total commitment under the 2017 Credit Facility by up to $500.0 million through increases in the Revolving Facility or the Delayed Draw Facility, or both, subject to syndication of the increase and other conditions.
On April 24, 2018, Boston Properties Limited Partnership exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on Boston Properties Limited Partnership’s current credit rating and matures on April 24, 2022.
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
In addition, Boston Properties Limited Partnership is obligated to pay (1) in quarterly installments a facility fee on the total commitment under the Revolving Facility at a rate per annum ranging from 0.10% to 0.30% based on Boston Properties Limited Partnership’s credit rating, (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin on the Revolving Facility and (3) a fee on the unused commitments under the Delayed Draw Facility equal to 0.15% per annum. Based on Boston Properties Limited Partnership’s December 31, 2019 credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 0.825% and 0.90%, respectively, (2) the alternate base rate margin is zero basis points for each of the Revolving Facility and Delayed Draw Facility and (3) the facility fee on the Revolving Facility commitment is 0.125% per annum.
At December 31, 2019 and 2018, Boston Properties Limited Partnership had $500.0 million of borrowings outstanding under its Delayed Draw Facility and no amounts outstanding under its Revolving Facility.
The 2017 Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including failure to pay indebtedness, breaches of covenants, and bankruptcy and other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2017 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2019, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $21.0 million.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint ventures. With limited exception, under these provisions, the Company is not compelled to purchase the interest of its outside joint venture partners. From time to time, under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, either the Company or its partners may be entitled to an additional promoted interest or payments. See also Note 10.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2019, the maximum funding obligation under the guarantee was approximately $70.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of December 31, 2019, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also agreed to provide any financing guaranty that may be required with respect to third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of unavailability or insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of December 31, 2019, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.

In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of December 31, 2019, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements (See Note 3).
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company is required, pursuant to the local zoning ordinance, to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that was demolished and is being developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space (See Note 3).
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During the years 2014 through 2018, the Company received distributions aggregating approximately $18.0 million, leaving a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at December 31, 2019.
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
Insurance
The Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company’s portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” In 2019, the program trigger was $180 million and the coinsurance was 19%, however, both will increase in subsequent years pursuant to

TRIA. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2027, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance.
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

10. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2019, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,764,466 OP Units, 1,143,215 LTIP Units (including 118,067 2012 OPP Units, 68,659 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 28,724 2015 MYLTIP Units and 98,706 2016 MYLTIP Units), 394,921 2017 MYLTIP Units, 336,195 2018 MYLTIP Units and 220,734 2019 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the years ended December 31, 2019 and 2018, 144,481 and 83,136 OP Units, respectively, were presented by the holders for redemption (including 92,678 and 48,389 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2016 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At December 31, 2019, Boston Properties Limited Partnership had outstanding 394,921 2017 MYLTIP Units, 336,195 2018 MYLTIP Units and 220,734 2019 MYLTIP Units (See Note 16). Prior to the applicable measurement date (February 6, 2020 for 2017 MYLTIP Units (See Note 19), February 5, 2021 for 2018 MYLTIP Units and February 4, 2022 for 2019 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
On February 3, 2017, the measurement period for the Company’s 2014 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 27.7% of target or an aggregate of approximately $3.5 million (after giving effect to employee separations and the unallocated reserve). As a result, an aggregate of 447,386 2014 MYLTIP Units that had been previously granted were automatically forfeited.
On February 4, 2018, the measurement period for the Company’s 2015 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 22.0% of target or an aggregate of approximately $3.6 million (after giving effect to employee separations). As a result, an aggregate of 337,847 2015 MYLTIP Units that had been previously granted were automatically forfeited.
On February 9, 2019, the measurement period for the Company’s 2016 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 69.5% of target or an aggregate of approximately $13.6 million (after giving effect to employee separations). As a result, an aggregate of 364,980 2016 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and 2015 MYLTIP Units and, after the February 9, 2019 measurement date, the 2016 MYLTIP Units) and its distributions on the 2016 MYLTIP Units (prior to the February 9, 2019 measurement date), 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units (after the February 5, 2019 issuance date) that occurred during the year ended December 31, 2019:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 31, 2019	January 30, 2020	$0.98	$0.098
September 30, 2019	October 31, 2019	$0.95	$0.095
June 28, 2019	July 31, 2019	$0.95	$0.095
March 29, 2019	April 30, 2019	$0.95	$0.095
December 31, 2018	January 30, 2019	$0.95	$0.095

The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units and, after the February 4, 2018 measurement date, the 2015 MYLTIP Units) and its distributions on the 2015 MYLTIP Units (prior to the February 4, 2018 measurement date), 2016 MYLTIP Units, 2017 MYLTIP Units and 2018 MYLTIP Units (after the February 6, 2018 issuance date) that occurred during the year ended December 31, 2018:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 31, 2018	January 30, 2019	$0.95	$0.095
September 28, 2018	October 31, 2018	$0.95	$0.095
June 29, 2018	July 31, 2018	$0.80	$0.080
March 29, 2018	April 30, 2018	$0.80	$0.080
December 29, 2017	January 30, 2018	$0.80	$0.080

A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of common stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at December 31, 2019 was approximately $2.5 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $137.86 per share on December 31, 2019.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at December 31, 2019 and 2018, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On May 12, 2016, the partners in the Company’s consolidated entity that owns Salesforce Tower located in San Francisco, California amended the venture agreement. Under the original venture agreement, if the Company elected to fund the construction of Salesforce Tower without a construction loan (or a construction loan of less than 50% of project costs) and the venture commenced vertical construction of the project, then the partner’s capital funding obligation would be limited, in which event the Company would fund up to 2.5% of the total project costs (i.e., 50% of the partner’s 5% interest in the venture) in the form of a loan to the partner. This loan would bear interest at the then prevailing market interest rates for construction loans. Under the amended venture agreement, the partners agreed to structure this funding by the Company as preferred equity rather than a loan. The preferred equity contributed by the Company earned a preferred return equal to LIBOR plus 3.00% per annum and was payable to the Company out of any distributions to which the partner would otherwise be entitled until such preferred equity and preferred return was repaid to the Company. The Company contributed an aggregate of approximately $22.6 million of preferred equity to the venture. Also, under the amended venture agreement, (a) from and after the stabilization date, the partner had the right to cause the Company to purchase all (but not less than all) of the partner’s interest and (b) from and after the third anniversary of the stabilization date, the Company had the right to acquire all (but not less than all) of the partner’s interest, in each case, at an agreed upon purchase price or appraised value.  In addition, if certain threshold returns were achieved the partner may be entitled to receive an additional promoted interest with respect to cash flow distributions.  The term stabilization date was defined in the agreement to generally mean the first date after completion upon which Salesforce Tower is (1) at least 90% leased and (2) 50% occupied by tenants that are paying rent. Salesforce Tower is an approximately 1,421,000 net rentable square foot Class A office property.

On January 18, 2019, the Company and its partner further amended the venture agreement. Per the amendment, the partner exercised its right to cause the Company to purchase, on April 1, 2019, its 5% ownership interest and promoted profits interest in the venture for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million, consisting of the repayment of the Company’s preferred equity and preferred return as provided for in the amended venture agreement.
On April 1, 2019, the Company completed the acquisition of its partner’s 5% ownership interest and promoted profits interest in the consolidated entity for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million to $186.8 million to reflect the repayment of the Company’s preferred equity and preferred return in the venture, as described above. The Company now owns 100% of Salesforce Tower. The Company has accounted for the transaction as an equity transaction for financial reporting purposes and has reflected the difference between the fair value of the total consideration paid and the related carrying value of the noncontrolling interest - property partnership totaling approximately $162.5 million as a decrease to Additional Paid-in Capital and Partners’ Capital in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership, respectively.
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
11. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of December 31, 2019, Boston Properties, Inc. had 154,790,298 shares of Common Stock outstanding.
As of December 31, 2019, Boston Properties, Inc. owned 1,726,980 general partnership units and 153,063,318 limited partnership units in Boston Properties Limited Partnership.
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
During the year ended December 31, 2019, Boston Properties, Inc. issued 145,088 shares of Common Stock upon the exercise of options to purchase Common Stock. During the year ended December 31, 2018, there were no options to purchase Common Stock exercised.
During the years ended December 31, 2019 and 2018, Boston Properties, Inc. issued 144,481 and 83,136 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.

The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or payable in 2019 and 2018:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 31, 2019	January 30, 2020	$0.98	$0.98
September 30, 2019	October 31, 2019	$0.95	$0.95
June 28, 2019	July 31, 2019	$0.95	$0.95
March 29, 2019	April 30, 2019	$0.95	$0.95

December 31, 2018	January 30, 2019	$0.95	$0.95
September 28, 2018	October 31, 2018	$0.95	$0.95
June 29, 2018	July 31, 2018	$0.80	$0.80
March 29, 2018	April 30, 2018	$0.80	$0.80
December 29, 2017	January 30, 2018	$0.80	$0.80

Preferred Stock
As of December 31, 2019, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or payable in 2019 and 2018:

Record Date	Payment Date	Dividend (Per Share)
February 4, 2020	February 18, 2020	$32.8125
November 1, 2019	November 15, 2019	$32.8125
August 2, 2019	August 15, 2019	$32.8125
May 3, 2019	May 15, 2019	$32.8125

February 4, 2019	February 15, 2019	$32.8125
November 2, 2018	November 15, 2018	$32.8125
August 3, 2018	August 15, 2018	$32.8125
May 4, 2018	May 15, 2018	$32.8125
February 2, 2018	February 15, 2018	$32.8125

12. Future Minimum Rents
On January 1, 2019, the Company adopted ASU 2016-02, “Leases” (see “New Accounting Pronouncements Adopted—Leases” section of Note 2).
The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2020 to 2049.

The future contractual minimum lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2018, under non-cancelable operating leases which expire on various dates through 2049:

Years Ending December 31,	(in thousands)
2019	$2,088,171
2020	2,106,963
2021	2,015,031
2022	1,838,699
2023	1,736,636
Thereafter	12,295,464

The future contractual lease payments to be received (excluding operating expense reimbursements) by the Company as of December 31, 2019, under non-cancelable operating leases which expire on various dates through 2049:

Years Ending December 31,	(in thousands)
2020	$2,205,675
2021	2,222,643
2022	2,126,968
2023	2,068,871
2024	1,974,144
Thereafter	13,892,504

No single tenant represented more than 10.0% of the Company’s total rental revenue for the years ended December 31, 2018 and 2017 and no single tenant represented more than 10.0% of the Company’s total lease revenue for the year ended December 31, 2019.
13. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the years ended December 31, 2019, 2018 and 2017.

Boston Properties, Inc.

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	$572,347	$451,939
Add:
Preferred dividends	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	59,345	66,807	52,210
Noncontrolling interests in property partnerships	71,120	62,909	47,832
Interest expense	412,717	378,168	374,481
Losses (gains) from early extinguishments of debt	29,540	16,490	(496)
Impairment losses	24,038	11,812	—
Net operating income from unconsolidated joint ventures	97,716	79,893	64,008
Depreciation and amortization expense	677,764	645,649	617,547
Transaction costs	1,984	1,604	668
Payroll and related costs from management services contracts	10,386	9,590	—
General and administrative expense	140,777	121,722	113,715
Less:
Net operating income attributable to noncontrolling interests in property partnerships	183,989	177,365	174,245
Gains (losses) from investments in securities	6,417	(1,865)	3,678
Interest and other income	18,939	10,823	5,783
Gains on sales of real estate	709	182,356	7,663
Income from unconsolidated joint ventures	46,592	2,222	11,232
Direct reimbursements of payroll and related costs from management services contracts	10,386	9,590	—
Development and management services revenue	40,039	45,158	34,605
Company’s share of Net Operating Income	$1,739,850	$1,551,842	$1,495,198

Boston Properties Limited Partnership

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	$656,903	$512,866
Add:
Preferred distributions	10,500	10,500	10,500
Noncontrolling interests in property partnerships	71,120	62,909	47,832
Interest expense	412,717	378,168	374,481
Losses (gains) from early extinguishments of debt	29,540	16,490	(496)
Impairment losses	22,272	10,181	—
Net operating income from unconsolidated joint ventures	97,716	79,893	64,008
Depreciation and amortization expense	669,956	637,891	609,407
Transaction costs	1,984	1,604	668
Payroll and related costs from management services contracts	10,386	9,590	—
General and administrative expense	140,777	121,722	113,715
Less:
Net operating income attributable to noncontrolling interests in property partnerships	183,989	177,365	174,245
Gains (losses) from investments in securities	6,417	(1,865)	3,678
Interest and other income	18,939	10,823	5,783
Gains on sales of real estate	858	190,716	8,240
Income from unconsolidated joint ventures	46,592	2,222	11,232
Direct reimbursements of payroll and related costs from management services contracts	10,386	9,590	—
Development and management services revenue	40,039	45,158	34,605
Company’s share of Net Operating Income	$1,739,850	$1,551,842	$1,495,198
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses (gains) from early extinguishments of debt, impairment losses, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income, gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, interest expense, losses (gains) from early extinguishments of debt, impairment losses, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, interest and other income, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Beginning in 2019, the Company modified the presentation of its geographic area classification for all periods presented to include the Los Angeles geographic area to align with its method of internal reporting. The Company expanded its presence in the Los Angeles geographic area with its equity method investment in Santa Monica Business Park located in Santa Monica, California. As of December 31, 2019, the Company has equity interests in a portfolio of 27 office and retail properties in the Los Angeles geographic area aggregating approximately 2.3 million net rentable square feet, all of which are owned through investments in unconsolidated joint ventures. The Company began presenting the Los Angeles geographic area as a reportable segment to align with its method of internal reporting given the increased significance as a result of commencing a full reporting period of ownership of the Santa Monica Business Park portfolio. The inclusion of the Los Angeles geographic area has also resulted in a change in the reported measure of segment profit or loss from NOI to the Company’s share of NOI. This change has been reflected in all periods presented and the impact of the change can been seen within the tables below. The Company has not presented rental revenue and rental expenses for properties owned through investments in unconsolidated joint ventures, including those in the Los Angeles geographic area, as the Company accounts for these properties using the equity method of accounting.

Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2019:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$895,098	$—	$1,011,912	$533,189	$384,435	$2,824,634
Residential	13,786	—	—	—	23,128	36,914
Hotel	48,589	—	—	—	—	48,589
Total	957,473	—	1,011,912	533,189	407,563	2,910,137
% of Grand Totals	32.90%	—%	34.78%	18.32%	14.00%	100.00%
Rental Expenses:
Office	322,282	—	389,532	177,994	144,217	1,034,025
Residential	5,071	—	—	—	10,914	15,985
Hotel	34,004	—	—	—	—	34,004
Total	361,357	—	389,532	177,994	155,131	1,084,014
% of Grand Totals	33.34%	—%	35.93%	16.42%	14.31%	100.00%
Net operating income	$596,116	$—	$622,380	$355,195	$252,432	$1,826,123
% of Grand Totals	32.64%	—%	34.09%	19.45%	13.82%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(40,109)	—	(143,432)	(448)	—	(183,989)
Add: Company’s share of net operating income from unconsolidated joint ventures	5,494	61,338	4,174	—	26,710	97,716
Company’s share of net operating income	$561,501	$61,338	$483,122	$354,747	$279,142	$1,739,850
% of Grand Totals	32.27%	3.53%	27.77%	20.39%	16.04%	100.00%
  _______________

(1)
Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the year ended December 31, 2018:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$838,341	$—	$959,050	$397,180	$396,088	$2,590,659
Residential	6,694	—	—	—	15,857	22,551
Hotel	49,118	—	—	—	—	49,118
Total	894,153	—	959,050	397,180	411,945	2,662,328
% of Grand Totals	33.59%	—%	36.02%	14.92%	15.47%	100.00%
Rental Expenses:
Office	315,653	—	377,992	130,016	142,886	966,547
Residential	3,632	—	—	—	8,972	12,604
Hotel	33,863	—	—	—	—	33,863
Total	353,148	—	377,992	130,016	151,858	1,013,014
% of Grand Totals	34.86%	—%	37.32%	12.83%	14.99%	100.00%
Net operating income	$541,005	$—	$581,058	$267,164	$260,087	$1,649,314
% of Grand Totals	32.80%	—%	35.23%	16.20%	15.77%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(33,862)	—	(143,562)	59	—	(177,365)
Add: Company’s share of net operating income from unconsolidated joint ventures	2,866	42,750	6,590	—	27,687	79,893
Company’s share of net operating income	$510,009	$42,750	$444,086	$267,223	$287,774	$1,551,842
% of Grand Totals	32.86%	2.75%	28.63%	17.22%	18.54%	100.00%
  _______________

(1)
Rental Revenue is equal to total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the year ended December 31, 2017:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$776,279	$—	$969,371	$345,519	$414,103	$2,505,272
Residential	4,745	—	—	—	11,851	16,596
Hotel	45,603	—	—	—	—	45,603
Total	826,627	—	969,371	345,519	425,954	2,567,471
% of Grand Totals	32.20%	—%	37.75%	13.46%	16.59%	100.00%
Rental Expenses:
Office	301,097	—	372,810	105,253	144,515	923,675
Residential	2,044	—	—	—	4,258	6,302
Hotel	32,059	—	—	—	—	32,059
Total	335,200	—	372,810	105,253	148,773	962,036
% of Grand Totals	34.84%	—%	38.76%	10.94%	15.46%	100.00%
Net operating income	$491,427	$—	$596,561	$240,266	$277,181	$1,605,435
% of Grand Totals	30.61%	—%	37.15%	14.97%	17.27%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(31,857)	—	(142,916)	528	—	(174,245)
Add: Company’s share of net operating income from unconsolidated joint ventures	1,962	26,816	8,832	—	26,398	64,008
Company’s share of net operating income	$461,532	$26,816	$462,477	$240,794	$303,579	$1,495,198
% of Grand Totals	30.87%	1.79%	30.94%	16.10%	20.30%	100.00%

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

	For the Year Ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	154,582	$3.31
Effect of Dilutive Securities:
Stock Based Compensation	—	301	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	154,883	$3.30

	For the Year ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,347	154,427	$3.71
Allocation of undistributed earnings to participating securities	(101)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$572,246	154,427	$3.71
Effect of Dilutive Securities:
Stock Based Compensation	—	255	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,246	154,682	$3.70

	For the Year ended December 31, 2017
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	154,190	$2.93
Effect of Dilutive Securities:
Stock Based Compensation	—	200	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$451,939	154,390	$2.93

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units and 2016 MYLTIP Units required, and the 2017-2019 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,618,000, 17,485,000 and 17,471,000 redeemable common units for the years ended December 31, 2019, 2018 and 2017, respectively.

	For the Year Ended December 31, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	172,200	$3.37
Effect of Dilutive Securities:
Stock Based Compensation	—	301	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	172,501	$3.36

	For the Year ended December 31, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,903	171,912	$3.82
Allocation of undistributed earnings to participating securities	(113)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,790	171,912	$3.82
Effect of Dilutive Securities:
Stock Based Compensation	—	255	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,790	172,167	$3.81

	For the Year ended December 31, 2017
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	171,661	$2.99
Effect of Dilutive Securities:
Stock Based Compensation	—	200	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$512,866	171,861	$2.98

15. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($280,000, $275,000 and $270,000 in 2019, 2018 and 2017, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2019, 2018 and 2017 was approximately $4.2 million, $4.1 million and $4.1 million, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2019 and 2018, the Company had maintained approximately $36.0 million and $28.2 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2019 and 2018 was approximately $36.0 million and $28.2 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
16. Stock Option and Incentive Plan
At Boston Properties, Inc.’s 2012 annual meeting of stockholders held on May 15, 2012, its stockholders approved the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”). The 2012 Plan replaced the 1997 Stock Option and Incentive Plan (the “1997 Plan”). The material terms of the 2012 Plan include, among other things: (1) the maximum number of shares of common stock reserved and available for issuance under the 2012 Plan is the sum of (i) 13,000,000 newly authorized shares, plus (ii) the number of shares available for grant under the 1997 Stock Plan immediately prior to the effective date of the 2012 Plan, plus (iii) any shares underlying grants under the 1997 Plan that are forfeited, canceled or terminated (other than by exercise) in the future; (2) “full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan; (3) shares tendered or held back for taxes will not be added back to the reserved pool under the 2012 Plan; (4) stock options may not be re-priced without stockholder approval; and (5) the term of the 2012 Plan is for 10 years from the date of stockholder approval.
On February 5, 2019, Boston Properties, Inc.’s Compensation Committee approved the 2019 MYLTIP awards under the 2012 Plan to certain officers and employees of Boston Properties, Inc. The 2019 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to the Nareit Office Index, adjusted to include Vornado Realty Trust. Earned awards will range from zero to a maximum of 220,734

LTIP Units depending on Boston Properties, Inc.’s TSR relative to the Nareit Office Index, adjusted to include Vornado Realty Trust, with a target of approximately 110,367 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 50% on February 4, 2022 and 50% on February 4, 2023, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 4, 2022, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2019 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718 “Compensation - Stock Compensation”, the 2019 MYLTIP awards have an aggregate value of approximately $13.5 million, which amount will generally be amortized into earnings over the four year plan period under the graded vesting method.
On February 9, 2019, the measurement period for the Company’s 2016 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 69.5% of target or an aggregate of approximately $13.6 million (after giving effect to employee separations). As a result, an aggregate of 364,980 2016 MYLTIP Units that had been previously granted were automatically forfeited.
On February 4, 2018, the measurement period for the Company’s 2015 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 22.0% of target or an aggregate of approximately $3.6 million (after giving effect to employee separations). As a result, an aggregate of 337,847 2015 MYLTIP Units that had been previously granted were automatically forfeited.
On February 3, 2017, the measurement period for the Company’s 2014 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 27.7% of target or an aggregate of approximately $3.5 million (after giving effect to employee separations and the unallocated reserve). As a result, an aggregate of 447,386 2014 MYLTIP Units that had been previously granted were automatically forfeited.
Boston Properties, Inc. issued 26,503, 20,320 and 37,414 shares of restricted common stock and Boston Properties Limited Partnership issued 181,919, 205,838 and 113,918 LTIP Units to employees and non-employee directors under the 2012 Plan during the years ended December 31, 2019, 2018 and 2017, respectively. Boston Properties, Inc. did not issue any non-qualified stock options under the 2012 Plan during the years ended December 31, 2019, 2018 and 2017. Boston Properties Limited Partnership issued 220,734 2019 MYLTIP Units, 342,659 2018 MYLTIP Units and 400,000 2017 MYLTIP Units to employees under the 2012 Plan during the years ended December 31, 2019, 2018 and 2017, respectively. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit, OPP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets. Grants of restricted stock and LTIP Units to employees vest in four equal annual installments. Restricted stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Non-qualified stock options, which are valued using the Black-Scholes option-pricing model, are recognized as an expense ratably over the corresponding employee service period. As the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards, 2015 MYLTIP Awards, 2016 MYLTIP Awards, 2017 MYLTIP Awards, 2018 MYLTIP Awards and 2019 MYLTIP Awards are subject to both a service condition and a market condition, the Company recognizes the compensation expense related to the 2012 OPP Awards, 2013 MYLTIP Awards, 2014 MYLTIP Awards, 2015 MYLTIP Awards 2016 MYLTIP Awards, 2017 MYLTIP Awards, 2018 MYLTIP Awards and 2019 MYLTIP Awards under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, non-qualified stock options, LTIP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units was approximately $39.8 million, $38.0 million and $33.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31,

2019, there was (1) an aggregate of approximately $23.3 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $12.4 million of unrecognized compensation expense related to unvested 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.4 years.
The shares of restricted stock were valued at approximately $3.5 million ($131.27 per share weighted-average), $2.4 million ($119.27 per share weighted-average) and $4.9 million ($130.32 per share weighted-average) for the years ended December 31, 2019, 2018 and 2017, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2019, 2018 and 2017 were valued at approximately $22.1 million, $22.7 million and $13.6 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2019, 2018 and 2017 was $121.50, $110.29 and $119.41, respectively. The per unit fair value of each LTIP Unit granted in 2019, 2018 and 2017 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 2.68%, 2.63% and 2.14% and an expected price volatility of 27.0%, 27.0% and 28.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2019, 2018 and 2017.
A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2019, 2018 and 2017 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2016	547,129	$96.38
Exercised	(6,688)	$99.15
Outstanding at December 31, 2017	540,441	$96.35
Exercised	—	$—
Outstanding at December 31, 2018	540,441	$96.35
Exercised	(145,088)	$96.27
Outstanding at December 31, 2019	395,353	$96.37

The following table summarizes information about Boston Properties, Inc.’s stock options outstanding at December 31, 2019:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/19	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/19	Exercise Price
81,458	1.1 years	$86.86	81,458	$86.86
54,282	3.3 years	$95.69	54,282	$95.69
142,422	3.1 years	$98.46	142,422	$98.46
117,191	2.1 years	$100.77	117,191	$100.77

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2019 was approximately $16.4 million. In addition, Boston Properties, Inc. had 540,441 options exercisable at a weighted-average exercise price of $96.35 at December 31, 2018 and 2017.
Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 5,862, 6,268 and 6,317 shares with the weighted-average purchase price equal to $104.11 per share, $107.20 per share and $105.97 per share under the Stock Purchase Plan during the years ended December 31, 2019, 2018 and 2017, respectively.
17. Related Party Transactions
A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $21,000, $921,000 and $368,000 for the years ended December 31, 2019, 2018 and 2017, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. Mr. Ritchey is a Senior Executive Vice President of Boston Properties, Inc.
In accordance with Boston Properties, Inc.’s 2012 Plan, and as approved by its Board of Directors, seven non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2019. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s Common Stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. The deferred stock units may be settled in shares of Common Stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. The Company modified the terms of the non-employee director compensation program to provide, subject to certain conditions, the non-employee directors holding deferred stock units with the ability to elect, following cessation of their service on the Company’s Board of Directors, to diversify their investment elections into non-employer securities on a pre-tax basis and receive tax-deferred returns on such deferrals, which will ultimately be settled in cash. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the non-employee director in the future. At December 31, 2019, the Company had maintained approximately $0.7 million in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the non-employee director and earnings on the deferred compensation pursuant to investments elected by the non-employee director. The Company’s liability as of December 31, 2019 was approximately $0.7 million, which is included in the accompanying Consolidated Balance Sheets. The modification of the terms of the non-employee director compensation program required a change to the classification of these deferred stock units from permanent equity to temporary equity on the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units (See Note 2). On May 21, 2019, in connection with the cessation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 17,949 shares of Common Stock in settlement of a portion of the director’s outstanding deferred stock units. In addition, on September 3, 2019, the Company converted 4,917 of such director’s deferred stock units as a result of such director’s election to diversify their investment elections into non-employer securities. On May 23, 2018, in connection with the cessation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 36,836 shares of Common Stock in settlement of the director’s outstanding deferred stock units. At December 31, 2019 and 2018, Boston Properties, Inc. had outstanding 60,676 and 74,966 deferred stock units, respectively.
18. Selected Interim Financial Information (unaudited)
Boston Properties, Inc.
The tables below reflect Boston Properties, Inc.’s selected quarterly information for the years ended December 31, 2019 and 2018.

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$725,767	$733,741	$743,553	$757,501
Net income	$131,159	$203,461	$141,370	$176,009
Net income attributable to Boston Properties, Inc. common shareholders	$98,105	$164,318	$107,771	$140,824
Income attributable to Boston Properties, Inc. per share—basic	$0.63	$1.06	$0.70	$0.91
Income attributable to Boston Properties, Inc. per share—diluted	$0.63	$1.06	$0.70	$0.91

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per share amounts)
Total revenue	$661,151	$664,484	$686,284	$705,157
Net income	$216,312	$160,565	$150,445	$185,241
Net income attributable to Boston Properties, Inc. common shareholders	$176,021	$128,681	$119,118	$148,529
Income attributable to Boston Properties, Inc. per share—basic	$1.14	$0.83	$0.77	$0.96
Income attributable to Boston Properties, Inc. per share—diluted	$1.14	$0.83	$0.77	$0.96

Boston Properties Limited Partnership
The tables below reflect Boston Properties Limited Partnership’s selected quarterly information for the years ended December 31, 2019 and 2018.

	2019 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$725,767	$733,741	$743,553	$757,501
Net income	$134,837	$205,822	$143,212	$177,851
Net income attributable to Boston Properties Limited Partnership common unitholders	$113,382	$185,715	$122,117	$158,888
Income attributable to Boston Properties Limited Partnership per unit—basic	$0.66	$1.08	$0.71	$0.92
Income attributable to Boston Properties Limited Partnership per unit—diluted	$0.66	$1.08	$0.71	$0.92

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except for per unit amounts)
Total revenue	$661,151	$664,484	$686,284	$705,157
Net income	$220,766	$162,986	$153,676	$192,884
Net income attributable to Boston Properties Limited Partnership common unitholders	$200,907	$145,961	$136,201	$173,834
Income attributable to Boston Properties Limited Partnership per unit—basic	$1.17	$0.85	$0.79	$1.01
Income attributable to Boston Properties Limited Partnership per unit—diluted	$1.17	$0.85	$0.79	$1.01

19. Subsequent Events
On January 28, 2020, the Company entered into a joint venture with a third party to own, operate and develop properties at its Gateway Commons complex located in South San Francisco, California. The Company contributed its 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for its 50% interest in the joint venture. 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture.

On January 28, 2020, a joint venture in which the Company has a 55% interest commenced development of the first phase of its Platform 16 project located in San Jose, California. The first phase of the Platform 16 development project consists of an approximately 390,000 net rentable square foot Class A office building and a below-grade parking garage. On February 20, 2020, the joint venture acquired the land under the ground lease for a purchase price totaling approximately $134.8 million. The joint venture had previously made a deposit totaling $15.0 million, which deposit was credited against the purchase price. Platform 16 consists of a parcel of land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space (See Notes 3 and 5).
On January 28, 2020, the Company exercised its option to acquire real property at 425 Fourth Street located in San Francisco, California for a purchase price totaling approximately $134.1 million. 425 Fourth Street will support the development of approximately 804,000 square feet of primarily commercial office space. The Company expects to complete the acquisition during the second quarter of 2020.
On January 31, 2020 and February 4, 2020, Boston Properties, Inc. issued an aggregate of 24,503 shares of restricted Common Stock and Boston Properties Limited Partnership issued an aggregate of 196,927 LTIP Units under the 2012 Plan to certain employees of Boston Properties, Inc.
On February 4, 2020, Boston Properties, Inc.’s Compensation Committee approved the 2020 Multi-Year Long-Term Incentive Program (the “2020 MYLTIP”) awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of Boston Properties, Inc. Earned awards will range from zero to a maximum of 203,278 LTIP Units depending on Boston Properties, Inc.’s TSR relative to the FTSE Nareit Office Index, adjusted to include Vornado Realty Trust, with a target of approximately 101,638 LTIP Units and linear interpolation between zero and maximum. Under ASC 718, the 2020 MYLTIP awards have an aggregate value of approximately $13.7 million.
On February 6, 2020, the measurement period for the Company’s 2017 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 83.8% of target or an aggregate of approximately $17.6 million (after giving effect to employee separations). As a result, an aggregate of 270,942 2017 MYLTIP Units that had been previously granted were automatically forfeited.
On February 20, 2020, the Company completed the sale of its New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet (See Note 6).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 105 of this Annual Report on Form 10-K and is incorporated herein by reference.

Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 117 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2019.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	3,876,539	(2)	$96.37	(2)	8,465,049	(3)
Equity compensation plans not approved by security holders (4)	N/A		N/A		85,347
Total	3,876,539		$96.37		8,550,396
______________

(1)	Includes information related to BXP’s 1997 Plan and 2012 Plan.

(2)
Includes (a) 395,353 shares of common stock issuable upon the exercise of outstanding options (all of which are vested and exercisable), (b) 1,143,215 long term incentive units (LTIP units) (375,679 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 1,325,445 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 394,921 2017 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 336,195 2018 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 220,734 2019 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 60,676 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors.

Does not include 51,892 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2017 MYLTIP Awards, 2018 MYLTIP Awards, 2019 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.

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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statement Schedule
Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2019 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,274,028	$1,796,252	$1,532,654	$202,612	$1,796,252	$1,735,266	$—	$—	$3,531,518	$313,158	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	556,458	115,638	1,478,578	2,676	—	1,596,892	596,740	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	415,228	195,987	1,246,348	—	—	1,442,335	633,711	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	300,519	354,107	985,970	—	—	1,340,077	358,960	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	644,778	241,600	494,782	454,902	289,639	688,550	—	213,095	1,191,284	289,482	1977/1997	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	946,205	—	200,349	946,205	—	—	1,146,554	38,727	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	210,160	250,134	829,529	17,924	—	1,097,587	214,533	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	51,928	285,263	655,095	—	—	940,358	116,857	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	102,984	131,067	538,938	—	—	670,005	122,799	1971-1975/2017	2012	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	113,222	169,193	489,880	—	—	659,073	217,303	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	142,666	316,856	152,280	94,240	462,882	54,680	—	611,802	208,331	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	18,709	63,988	473,246	—	—	537,234	131,828	2011	2007	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	25,495	103,000	279,160	—	—	382,160	72,213	2012	2010	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	12,140	56,853	318,438	—	—	375,291	78,498	1986-1990	2012	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	188,572	87,852	282,267	—	—	370,119	183,291	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,907	72,545	227,673	—	—	300,218	46,777	2014	2012	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	113,627	109,038	188,130	—	—	297,168	59,190	2011	2008	(1)
145 Broadway	Office	Cambridge, MA	—	121	273,013	23,246	23,367	273,013	—	—	296,380	1,511	2019	1997	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	26,415	13,687	263,810	—	—	277,497	99,478	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	3,945	95,322	169,106	—	—	264,428	24,502	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	80,077	18,789	228,528	—	—	247,317	79,824	1985-1989	2011	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	61,791	30,627	198,664	—	—	229,291	106,680	1984/1986/2002	1999	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,276	40,933	151,654	—	—	192,587	26,293	2015	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	53,718	20,108	156,339	—	—	176,447	70,870	1955/1987/2017	1997/1998	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	12,704	95,066	81,077	—	—	176,143	19,807	1977-1981/2007-2013	2013	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	36,847	27,135	118,005	—	—	145,140	32,775	1984/2018	2004	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2019 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	3,376	18,062	112,373	—	—	130,435	44,294	2003-2006	2007	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	34,372	11,293	117,512	—	—	128,805	59,006	2000	2003	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	88,704	8,662	114,332	—	—	122,994	71,631	1981/2006	2007	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	29,227	2010	2001	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	23,209	15,420	99,458	—	—	114,878	50,668	2001	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	24,181	16,179	90,650	—	—	106,829	51,503	1999	2000	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	20,905	12,533	91,352	—	—	103,885	43,619	2001	2003	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	17,574	19,092	83,482	—	—	102,574	35,721	2000	2004	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	27,582	21,173	78,618	—	—	99,791	26,439	1981/1996/2013	2006	(1)
880 & 890 Winter Street	Office	Waltham, MA	—	29,510	65,812	—	29,510	65,812	—	—	95,322	1,458	1998-1999	2019	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	4,697	2,290	90,112	—	—	92,402	10,928	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	19,857	20,785	70,254	—	—	91,039	23,621	1983/1998/2013	2006	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	22,057	13,807	71,262	—	—	85,069	29,255	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	10,556	14,023	70,763	—	—	84,786	27,172	2008	2001	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	13,165	11,097	73,147	—	—	84,244	35,567	2003	1999	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	752	63,206	14,879	752	—	78,837	11,172	1979	2016	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	5,454	16,741	56,739	—	—	73,480	13,090	1987/2003	2011	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	59,751	7,695	3,151	67,145	—	—	70,296	21,917	1971/1995/2018	1997	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	11,146	2013	2009	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	14,924	—	68,273	—	—	68,273	25,934	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	6,236	10,148	56,080	—	—	66,228	29,860	1984	1998	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	4,157	6,510	55,099	—	—	61,609	26,894	2004	1998	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	34,124	548	58,820	—	—	59,368	33,543	1987	1997	(1)
University Place	Office	Cambridge, MA	3,602	—	37,091	16,001	7,418	45,674	—	—	53,092	29,423	1985	1998	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	—	3,880	43,227	3,927	4,583	46,451	—	—	51,034	29,141	2001	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	21,344	3,535	47,178	—	—	50,713	27,093	1985	1999	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	8,211	16,813	30,425	—	2,104	49,342	17,001	1999	1997	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	4,571	23,377	17,661	—	—	41,038	16,411	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	8,540	1,323	33,109	—	—	34,432	19,875	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	11,406	2,395	23,253	—	—	25,648	11,870	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	18,547	1,264	19,707	—	—	20,971	14,312	1982	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	1,172	3,124	16,200	—	—	19,324	8,587	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	421	6,492	10,364	—	—	16,856	1,349	2015	2007	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	12,898	425	15,973	—	—	16,398	5,678	1979	1997	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	2,284	2015	2012	(1)

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2019 (dollars in thousands)

Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,529	802	14,069	—	—	14,871	12,041	1985	1997	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,177	1,160	11,603	—	—	12,763	5,597	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	4,218	1,858	10,623	—	—	12,481	8,352	1990	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	816	791	9,963	—	—	10,754	5,393	1997	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	4,983	659	8,538	—	—	9,197	6,344	1982	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	2,591	1,430	7,007	—	—	8,437	3,575	1987	1998	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	6,115	314	7,912	—	—	8,226	1,975	1968/1979/1987	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	3,593	273	7,913	—	—	8,186	5,829	1983	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	3,198	601	7,245	—	—	7,846	5,752	1984	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	676	5,477	1,766	—	—	7,243	690	1977	2012	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	1,007	661	5,727	—	—	6,388	1,984	2002	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	6,064	65	6,175	—	—	6,240	1,966	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	5,060	551	5,587	—	—	6,138	4,689	1986	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,640	367	5,160	—	—	5,527	4,237	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,596	774	4,029	—	—	4,803	3,191	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	1,032	93	3,647	—	—	3,740	2,606	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,828	398	3,276	—	—	3,674	2,779	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,667	613	2,845	—	—	3,458	2,610	1982	1997	(1)
Signature at Reston	Residential	Reston, VA	—	27,076	190,580	393	27,076	190,973	—	—	218,049	8,773	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—	9,243	127,248	2,939	9,245	130,185	—	—	139,430	4,566	2018	2015	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	830	20,350	92,825	—	—	113,175	14,728	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,897	3,529	56,788	—	—	60,317	12,639	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	35,813	1,201	73,008	—	—	74,209	46,605	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	7,329	103	42,261	—	—	42,364	13,512	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	1,552	1,434	17,071	—	—	18,505	6,031	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	2,151	1,579	13,368	—	—	14,947	9,728	1990	1997	(1)
The Skylyne (MacArthur Station Residences)	Development	Oakland, CA	—	—	—	226,526	29,807	—	—	196,719	226,526	—	N/A	N/A	N/A
2100 Pennsylvania Avenue	Development	Washington, DC	—	—	—	224,380	185,129	—	—	39,251	224,380	1,024	N/A	N/A	N/A
Reston Gateway	Development	Reston, VA	—	—	—	150,632	—	—	—	150,632	150,632	—	N/A	1998	N/A
17Fifty Presidents Street	Development	Reston, VA	—	—	—	99,816	—	—	—	99,816	99,816	—	N/A	2013	N/A

Boston Properties, Inc. Schedule 3 - Real Estate and Accumulated Depreciation December 31, 2019 (dollars in thousands)

Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
20 CityPoint	Development	Waltham, MA	—		4,721	52,039	20,007	4,721		52,039		—		20,007	76,767	1,136	N/A	2007	N/A
325 Main Street	Development	Cambridge, MA	—		174	—	68,903	965		—		—		68,112	69,077	—	N/A	1997	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	3,932	—		—		38,936		—	38,936	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	34,889	—		—		34,889		—	34,889	—	N/A	2006	N/A
425 Fourth Street	Land	San Francisco, CA	—		—	—	22,074	—		—		22,074		—	22,074	—	N/A	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,844	—		—		19,844		—	19,844	—	N/A	2007	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	18,292	—		—		18,292		—	18,292	—	N/A	1998	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	17,692	—		—		17,692		—	17,692	—	N/A	2006	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,826	—		—		12,826		—	12,826	—	N/A	2007	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,866	—		—		8,866		—	8,866	—	N/A	2000	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,396	—		—		2,396		—	2,396	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	1,693	—		—		1,693		—	1,693	—	N/A	1997	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	39	—		—		39		—	39	—	N/A	2000	N/A

			$2,922,408	(2)	$5,024,060	$13,057,336	$4,763,301	$5,474,337	(3)	$16,325,796	(4)	$254,828	(5)	$789,736	$22,844,697	$5,239,179

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $44,313. Accumulated Depreciation does not include approximately $27,619 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $18.6 billion and $4.0 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes unamortized deferred financing costs totaling approximately $(26.7) million.

(3)	Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $214,091 and $148,640, respectively.

(4)	Includes Right of Use Assets - Finance Leases of approximately $23,303.

(5)	Includes pre-development costs.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2019, 2018 and 2017
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2019	2018	2017
Real Estate:
Balance at the beginning of the year	$21,605,545	$21,058,714	$20,114,576
Additions to/improvements of real estate	1,671,898	1,043,379	1,099,286
Assets sold/written-off	(432,746)	(496,548)	(155,148)
Balance at the end of the year	$22,844,697	$21,605,545	$21,058,714
Accumulated Depreciation:
Balance at the beginning of the year	$4,871,102	$4,566,570	$4,201,891
Depreciation expense	564,938	533,342	497,059
Assets sold/written-off	(196,861)	(228,810)	(132,380)
Balance at the end of the year	$5,239,179	$4,871,102	$4,566,570

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2019 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,274,028	$1,796,252	$1,532,654	$202,612	$1,796,252	$1,735,266	$—	$—	$3,531,518	$313,158	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	496,088	100,540	1,433,306	2,676	—	1,536,522	580,797	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	352,847	180,420	1,199,534	—	—	1,379,954	617,163	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	240,911	339,200	941,269	—	—	1,280,469	343,191	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	644,778	241,600	494,782	417,816	279,281	661,822	—	213,095	1,154,198	280,028	1977/1997	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	946,205	—	200,349	946,205	—	—	1,146,554	38,727	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	210,160	250,134	829,529	17,924	—	1,097,587	214,533	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	51,928	285,263	655,095	—	—	940,358	116,857	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	102,984	131,067	538,938	—	—	670,005	122,799	1971-1975/2017	2012	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	75,243	159,694	461,400	—	—	621,094	207,272	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	142,666	316,856	137,317	90,498	451,661	54,680	—	596,839	204,380	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	18,709	63,988	473,246	—	—	537,234	131,828	2011	2007	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	25,495	103,000	279,160	—	—	382,160	72,213	2012	2010	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	12,140	56,853	318,438	—	—	375,291	78,498	1986-1990	2012	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	161,330	81,040	261,837	—	—	342,877	176,101	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,907	72,545	227,673	—	—	300,218	46,777	2014	2012	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	113,627	109,038	188,130	—	—	297,168	59,190	2011	2008	(1)
145 Broadway	Office	Cambridge, MA	—	121	273,013	23,043	23,164	273,013	—	—	296,177	1,511	2019	1997	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	26,079	13,603	263,558	—	—	277,161	99,406	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	3,933	95,310	169,106	—	—	264,416	24,502	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	80,077	18,789	228,528	—	—	247,317	79,824	1985-1989	2011	(1)
Gateway Center	Office	San Francisco, CA	—	28,255	139,245	55,402	29,029	193,873	—	—	222,902	104,993	1984/1986/2002	1999	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,276	40,933	151,654	—	—	192,587	26,293	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	12,704	95,066	81,077	—	—	176,143	19,807	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	49,643	19,089	153,283	—	—	172,372	69,794	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	32,234	25,982	114,545	—	—	140,527	31,553	1984/2018	2004	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	3,212	18,021	112,250	—	—	130,271	44,258	2003-2006	2007	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	28,735	9,883	113,285	—	—	123,168	57,516	2000	2003	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(123)	25,854	92,088	—	—	117,942	29,227	2010	2001	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	78,573	6,128	106,735	—	—	112,863	68,953	1981/2006	2007	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	16,997	13,866	94,800	—	—	108,666	49,028	2001	2003	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2019 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	19,763	15,074	87,337	—	—	102,411	50,336	1999	2000	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	27,284	21,098	78,395	—	—	99,493	26,362	1981/1996/2013	2006	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	13,584	18,095	80,489	—	—	98,584	34,667	2000	2004	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	15,360	11,146	87,194	—	—	98,340	42,152	2001	2003	(1)
880 & 890 Winter Street	Office	Waltham, MA	—	29,510	65,812	—	29,510	65,812	—	—	95,322	1,458	1998-1999	2019	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	4,534	2,127	90,112	—	—	92,239	10,928	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	19,678	20,741	70,119	—	—	90,860	23,581	1983/1998/2013	2006	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	10,451	13,997	70,684	—	—	84,681	27,148	2008	2001	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	20,440	13,403	70,049	—	—	83,452	28,831	1992	2005	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	10,178	10,350	70,907	—	—	81,257	34,777	2003	1999	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	752	63,206	14,879	752	—	78,837	11,172	1979	2016	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	5,454	16,741	56,739	—	—	73,480	13,090	1987/2003	2011	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	59,751	7,063	2,850	66,814	—	—	69,664	21,801	1971/1995/2018	1997	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	11,146	2013	2009	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	14,924	—	68,273	—	—	68,273	25,934	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	3,625	9,496	54,121	—	—	63,617	29,170	1984	1998	(1)
New Dominion Technology Park, Bldg. Two	Office	Herndon, VA	—	5,584	51,868	412	5,574	52,290	—	—	57,864	25,900	2004	1998	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	32,468	134	57,578	—	—	57,712	33,108	1987	1997	(1)
University Place	Office	Cambridge, MA	3,602	—	37,091	14,551	7,055	44,587	—	—	51,642	29,044	1985	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	19,264	3,015	45,618	—	—	48,633	26,547	1985	1999	(1)
New Dominion Technology Park, Bldg. One	Office	Herndon, VA	—	3,880	43,227	1,117	3,880	44,344	—	—	48,224	28,398	2001	1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	5,550	16,148	28,429	—	2,104	46,681	16,298	1999	1997	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	4,548	23,371	17,644	—	—	41,015	16,411	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	6,535	822	31,605	—	—	32,427	19,342	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	9,300	1,868	21,674	—	—	23,542	11,312	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	17,783	1,073	19,134	—	—	20,207	14,114	1982	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	73	2,849	15,376	—	—	18,225	8,295	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	421	6,492	10,364	—	—	16,856	1,349	2015	2007	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	12,261	266	15,495	—	—	15,761	5,510	1979	1997	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	2,284	2015	2012	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	6,800	619	13,523	—	—	14,142	11,847	1985	1997	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,800	1,066	11,320	—	—	12,386	5,498	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,229	1,611	9,881	—	—	11,492	8,087	1990	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	311	665	9,584	—	—	10,249	5,257	1997	1997	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2019 (dollars in thousands)

				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	4,290	486	8,018	—	—	8,504	6,162	1982	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	2,177	1,327	6,696	—	—	8,023	3,462	1987	1998	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	5,529	168	7,472	—	—	7,640	1,819	1968/1979/1987	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	2,939	110	7,422	—	—	7,532	5,660	1983	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,604	453	6,799	—	—	7,252	5,597	1984	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	676	5,477	1,766	—	—	7,243	690	1977	2012	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	795	608	5,568	—	—	6,176	1,928	2002	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	5,907	26	6,057	—	—	6,083	1,924	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,367	378	5,067	—	—	5,445	4,507	1986	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,107	234	4,760	—	—	4,994	4,097	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,245	686	3,766	—	—	4,452	3,094	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	851	47	3,512	—	—	3,559	2,562	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,445	303	2,988	—	—	3,291	2,681	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,354	535	2,610	—	—	3,145	2,526	1982	1997	(1)
Signature at Reston	Residential	Reston, VA	—	27,076	190,580	393	27,076	190,973	—	—	218,049	8,773	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—	9,243	127,248	2,939	9,245	130,185	—	—	139,430	4,566	2018	2015	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	830	20,350	92,825	—	—	113,175	14,728	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	1,897	3,529	56,788	—	—	60,317	12,639	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	32,922	478	70,840	—	—	71,318	45,842	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	6,915	—	41,950	—	—	41,950	13,404	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	840	1,256	16,537	—	—	17,793	5,847	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	486	1,163	12,119	—	—	13,282	9,290	1990	1997	(1)
The Skylyne (MacArthur Station Residences)	Development	Oakland, CA	—	—	—	226,526	29,807	—	—	196,719	226,526	—	N/A	N/A	N/A
2100 Pennsylvania Avenue	Development	Washington, DC	—	—	—	224,380	185,129	—	—	39,251	224,380	1,024	N/A	N/A	N/A
Reston Gateway	Development	Reston, VA	—	—	—	150,632	—	—	—	150,632	150,632	—	N/A	1998	N/A
17Fifty Presidents Street	Development	Reston, VA	—	—	—	99,816	—	—	—	99,816	99,816	—	N/A	2013	N/A
20 CityPoint	Development	Waltham, MA	—	4,721	52,039	20,007	4,721	52,039	—	20,007	76,767	1,136	N/A	2007	N/A
325 Main Street	Development	Cambridge, MA	—	174	—	68,710	772	—	—	68,112	68,884	—	N/A	1997	N/A
North First Master Plan	Land	San Jose, CA	—	35,004	—	3,932	—	—	38,936	—	38,936	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	34,889	—	—	34,889	—	34,889	—	N/A	2006	N/A

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2019 (dollars in thousands)

					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
425 Fourth Street	Land	San Francisco, CA	—		—	—	22,074	—		—		22,074		—	22,074	—	N/A	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,844	—		—		19,844		—	19,844	—	N/A	2007	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	18,292	—		—		18,292		—	18,292	—	N/A	1998	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	17,692	—		—		17,692		—	17,692	—	N/A	2006	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,826	—		—		12,826		—	12,826	—	N/A	2007	N/A
Crane Meadow	Land	Marlborough, MA	—		—	—	8,866	—		—		8,866		—	8,866	—	N/A	2000	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,396	—		—		2,396		—	2,396	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	1,693	—		—		1,693		—	1,693	—	N/A	1997	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	39	—		—		39		—	39	—	N/A	2000	N/A

			$2,922,408	(2)	$5,024,060	$13,057,336	$4,368,080	$5,373,884	(3)	$16,031,028	(4)	$254,828	(5)	$789,736	$22,449,476	$5,135,289

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $44,313. Accumulated Depreciation does not include approximately $27,619 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $20.7 billion and $4.5 billion, respectively.

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)	Includes unamortized deferred financing costs totaling approximately $(26.7) million.

(3)	Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $214,091 and $148,640, respectively.

(4)	Includes Right of Use Assets - Finance Leases of approximately $23,303.

(5)	Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2019, 2018 and 2017
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2019	2018	2017
Real Estate:
Balance at the beginning of the year	$21,207,189	$20,647,236	$19,701,185
Additions to/improvements of real estate	1,671,898	1,043,379	1,099,286
Assets sold/written-off	(429,611)	(483,426)	(153,235)
Balance at the end of the year	$22,449,476	$21,207,189	$20,647,236
Accumulated Depreciation:
Balance at the beginning of the year	$4,773,800	$4,473,895	$4,116,020
Depreciation expense	557,130	525,584	488,919
Assets sold/written-off	(195,641)	(225,679)	(131,044)
Balance at the end of the year	$5,135,289	$4,773,800	$4,473,895
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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

3.5	—	Third Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 19, 2016.)
3.6	—	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)
4.1	—	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)
4.2	—	Description of the Securities of Boston Properties, Inc. and Boston Properties Limited Partnership. (Filed herewith.)
4.3	—
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
Supplemental Indenture No. 18, dated as of November 28, 2018, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 4.500% Senior Note due 2028. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on November 28, 2018.)

4.13	—
Supplemental Indenture No. 19, dated as of June 21, 2019, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.400% Senior Note due 2029. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on June 21, 2019.)

4.14	—
Supplemental Indenture No. 20, dated as of September 3, 2019, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.900% Senior Note due 2030. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on September 3, 2019.)

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

10.9*	—	Boston Properties, Inc. 2012 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on March 30, 2012.)
10.10*	—	Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.59 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 15, 2005.)
10.11*	—
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

10.32*	—
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

10.43*	—	Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Filed herewith.)

10.44*	—
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.45*	—	Boston Properties, Inc. Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix B to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 5, 2019.)
10.46	—
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

BOSTON PROPERTIES, INC.

March 2, 2020	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

March 2, 2020

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ KAREN E. DYKSTRA
Karen E. Dykstra Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Chairman of the Board

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
March 2, 2020	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

March 2, 2020

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ KAREN E. DYKSTRA
Karen E. Dykstra Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Chairman of the Board

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer