Form 10-Q
period 2020-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2020-05-11
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	155,369,141
(Registrant)	(Class)	(Outstanding on May 5, 2020)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of March 31, 2020, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $280.0 million, or 1.6% at March 31, 2020, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2020

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for share and par value amounts)

	March 31, 2020	December 31, 2019
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,564,762 and $6,497,031 at March 31, 2020 and December 31, 2019, respectively)	$22,342,209	$22,502,976
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2020 and December 31, 2019, respectively)	237,394	237,394
Right of use assets - operating leases	148,057	148,640
Less: accumulated depreciation (amounts related to VIEs of $(1,082,486) and$(1,058,495) at March 31, 2020 and December 31, 2019, respectively)	(5,209,487)	(5,266,798)
Total real estate	17,518,173	17,622,212
Cash and cash equivalents (amounts related to VIEs of $268,415 and $280,033 at March 31, 2020 and December 31, 2019, respectively)	660,733	644,950
Cash held in escrows	197,845	46,936
Investments in securities	28,101	36,747
Tenant and other receivables, net (amounts related to VIEs of $19,954 and $28,918 at March 31, 2020 and December 31, 2019, respectively)	89,431	112,807
Related party note receivable, net	78,800	80,000
Note receivable, net	15,794	15,920
Accrued rental income, net (amounts related to VIEs of $308,482 and $298,318 at March 31, 2020 and December 31, 2019, respectively)	1,059,677	1,038,788
Deferred charges, net (amounts related to VIEs of $205,688 and $214,769 at March 31, 2020 and December 31, 2019, respectively)	667,076	689,213
Prepaid expenses and other assets (amounts related to VIEs of $52,641 and $20,931 at March 31, 2020 and December 31, 2019, respectively)	136,730	41,685
Investments in unconsolidated joint ventures	1,377,338	955,647
Total assets	$21,829,698	$21,284,905
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,916,068 and $2,918,806 at March 31, 2020 and December 31, 2019, respectively)	$2,919,157	$2,922,408
Unsecured senior notes, net	8,393,009	8,390,459
Unsecured line of credit	250,000	—
Unsecured term loan, net	499,058	498,939
Lease liabilities - finance leases (amounts related to VIEs of $20,198 and $20,189 at March 31, 2020 and December 31, 2019, respectively)	227,067	224,042
Lease liabilities - operating leases	200,573	200,180
Accounts payable and accrued expenses (amounts related to VIEs of $28,437 and $45,777 at March 31, 2020 and December 31, 2019, respectively)	293,831	377,553
Dividends and distributions payable	171,026	170,713
Accrued interest payable	82,388	90,016
Other liabilities (amounts related to VIEs of $142,381 and $140,110 at March 31, 2020 and December 31, 2019, respectively)	366,852	387,994
Total liabilities	13,402,961	13,262,304
Commitments and contingencies	—	—

Redeemable deferred stock units— 63,475 and 60,676 units outstanding at redemption value at March 31, 2020 and December 31, 2019, respectively	5,854	8,365

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for share and par value amounts)

	March 31, 2020	December 31, 2019
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 155,393,455 and 154,869,198 issued and 155,314,555 and 154,790,298 outstanding at March 31, 2020 and December 31, 2019, respectively	1,553	1,548
Additional paid-in capital	6,321,475	6,294,719
Dividends in excess of earnings	(416,740)	(760,523)
Treasury common stock at cost, 78,900 shares at March 31, 2020 and December 31, 2019	(2,722)	(2,722)
Accumulated other comprehensive loss	(55,700)	(48,335)
Total stockholders’ equity attributable to Boston Properties, Inc.	6,047,866	5,684,687
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	636,572	600,860
Property partnerships	1,736,445	1,728,689
Total equity	8,420,883	8,014,236
Total liabilities and equity	$21,829,698	$21,284,905

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share amounts)

	Three months ended March 31,
	2020	2019
Revenue
Lease	$710,111	$679,251
Parking and other	24,504	24,906
Hotel	6,825	8,938
Development and management services	7,879	9,277
Direct reimbursements of payroll and related costs from management services contracts	3,237	3,395
Total revenue	752,556	725,767
Expenses
Operating
Rental	262,966	257,517
Hotel	6,821	7,863
General and administrative	36,454	41,762
Payroll and related costs from management services contracts	3,237	3,395
Transaction costs	615	460
Depreciation and amortization	171,094	164,594
Total expenses	481,187	475,591
Other income (expense)
Income (loss) from unconsolidated joint ventures	(369)	213
Gains (losses) on sales of real estate	410,165	(905)
Interest and other income	3,017	3,753
Gains (losses) from investments in securities	(5,445)	2,969
Impairment loss	—	(24,038)
Interest expense	(101,591)	(101,009)
Net income	577,146	131,159
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(19,486)	(18,830)
Noncontrolling interest—common units of the Operating Partnership	(57,539)	(11,599)
Net income attributable to Boston Properties, Inc.	500,121	100,730
Preferred dividends	(2,625)	(2,625)
Net income attributable to Boston Properties, Inc. common shareholders	$497,496	$98,105
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.20	$0.63
Weighted average number of common shares outstanding	155,011	154,525
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.20	$0.63
Weighted average number of common and common equivalent shares outstanding	155,258	154,844

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended March 31,
	2020	2019
Net income	$577,146	$131,159
Other comprehensive (loss):
Effective portion of interest rate contracts	(9,720)	(2,628)
Amortization of interest rate contracts (1)	1,666	1,666
Other comprehensive (loss)	(8,054)	(962)
Comprehensive income	569,092	130,197
Net income attributable to noncontrolling interests	(77,025)	(30,429)
Other comprehensive (income) loss attributable to noncontrolling interests	689	(31)
Comprehensive income attributable to Boston Properties, Inc.	$492,756	$99,737
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2019	154,790	$1,548	$200,000	$6,294,719	$(760,523)	$(2,722)	$(48,335)	$600,860	$1,728,689	$8,014,236
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)	—	(1,679)
Redemption of operating partnership units to common stock	462	5	—	15,490	—	—	—	(15,495)	—	—
Allocated net income for the year	—	—	—	—	500,121	—	—	57,539	19,486	577,146
Dividends/distributions declared	—	—	—	—	(154,833)	—	—	(17,444)	—	(172,277)
Shares issued pursuant to stock purchase plan	2	—	—	325	—	—	—	—	—	325
Net activity from stock option and incentive plan	61	—	—	7,383	—	—	—	15,677	—	23,060
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	3,876	3,876
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(15,750)	(15,750)
Effective portion of interest rate contracts	—	—	—	—	—	—	(8,732)	(988)	—	(9,720)
Amortization of interest rate contracts	—	—	—	—	—	—	1,367	155	144	1,666
Reallocation of noncontrolling interest	—	—	—	3,558	—	—	—	(3,558)	—	—
Equity, March 31, 2020	155,315	$1,553	$200,000	$6,321,475	$(416,740)	$(2,722)	$(55,700)	$636,572	$1,736,445	$8,420,883

Equity, December 31, 2018	154,458	$1,545	$200,000	$6,407,623	$(675,534)	$(2,722)	$(47,741)	$619,352	$1,711,445	$8,213,968
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—	—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	14	—	—	492	—	—	—	(492)	—	—
Allocated net income for the year	—	—	—	—	100,730	—	—	11,599	18,830	131,159
Dividends/distributions declared	—	—	—	—	(149,415)	—	—	(17,185)	—	(166,600)
Shares issued pursuant to stock purchase plan	4	—	—	373	—	—	—	—	—	373
Net activity from stock option and incentive plan	39	—	—	3,059	—	—	—	13,410	—	16,469
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	4,387	4,387
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(24,128)	(24,128)
Effective portion of interest rate contracts	—	—	—	—	—	—	(2,359)	(269)	—	(2,628)
Amortization of interest rate contracts	—	—	—	—	—	—	1,366	156	144	1,666
Reallocation of noncontrolling interest	—	—	—	3,065	—	—	—	(3,065)	—	—
Equity, March 31, 2019	154,515	$1,545	$200,000	$6,414,612	$(728,083)	$(2,722)	$(48,734)	$623,061	$1,710,608	$8,170,287
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$577,146	$131,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,094	164,594
Amortization of right of use assets - operating leases	583	605
Impairment loss	—	24,038
Non-cash compensation expense	17,525	15,050
Loss (income) from unconsolidated joint ventures	369	(213)
Distributions of net cash flow from operations of unconsolidated joint ventures	5,917	2,650
Losses (gains) from investments in securities	5,445	(2,969)
Non-cash portion of interest expense	5,646	5,447
(Gains) losses on sales of real estate	(410,165)	905
Change in assets and liabilities:
Tenant and other receivables, net	17,784	(14,000)
Note receivable, net	(128)	(125)
Accrued rental income, net	(27,285)	(15,570)
Prepaid expenses and other assets	(93,819)	(68,554)
Lease liabilities - operating leases	393	370
Accounts payable and accrued expenses	(48,591)	258
Accrued interest payable	(7,644)	(160)
Other liabilities	(21,296)	(17,831)
Tenant leasing costs	(17,777)	(18,420)
Total adjustments	(401,949)	76,075
Net cash provided by operating activities	175,197	207,234
Cash flows from investing activities:
Acquisition of real estate	—	(43,061)
Construction in progress	(143,160)	(85,632)
Building and other capital improvements	(39,154)	(32,719)
Tenant improvements	(64,172)	(54,242)
Proceeds from sales of real estate	259,489	20,019
Capital contributions to unconsolidated joint ventures	(89,997)	(26,995)
Investments in securities, net	3,201	(885)
Net cash used in investing activities	(73,793)	(223,515)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from financing activities:
Repayments of mortgage notes payable	(4,212)	(5,645)
Borrowings on unsecured line of credit	265,000	50,000
Repayments of unsecured line of credit	(15,000)	(50,000)
Payments on finance lease obligations	—	(470)
Deferred financing costs	(11)	(186)
Net proceeds from equity transactions	3,349	1,792
Dividends and distributions	(171,964)	(166,362)
Contributions from noncontrolling interests in property partnerships	3,876	4,387
Distributions to noncontrolling interests in property partnerships	(15,750)	(24,128)
Net cash provided by (used in) financing activities	65,288	(190,612)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	166,692	(206,893)
Cash and cash equivalents and cash held in escrows, beginning of year	691,886	639,191
Cash and cash equivalents and cash held in escrows, end of year	$858,578	$432,298

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$644,950	$543,359
Cash held in escrows, beginning of period	46,936	95,832
Cash and cash equivalents and cash held in escrows, beginning of period	$691,886	$639,191

Cash and cash equivalents, end of period	$660,733	$360,091
Cash held in escrows, end of period	197,845	72,207
Cash and cash equivalents and cash held in escrows, end of period	$858,578	$432,298

Supplemental disclosures:
Cash paid for interest	$114,696	$107,094
Interest capitalized	$14,149	$11,813

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(38,782)	$(31,640)
Change in real estate included in accounts payable and accrued expenses	$(27,415)	$49,689
Real estate acquired through finance lease	$—	$122,563
Accrued rental income, net deconsolidated	$(4,558)	$—
Tenant leasing costs, net deconsolidated	$(3,462)	$—
Building and other capital improvements, net deconsolidated	$(111,889)	$—
Tenant improvements, net deconsolidated	$(12,331)	$—
Investment in unconsolidated joint venture recorded upon deconsolidation	$347,898	$—
Dividends and distributions declared but not paid	$171,026	$165,352
Conversions of noncontrolling interests to stockholders’ equity	$15,495	$492
Issuance of restricted securities to employees	$43,104	$37,428

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for unit amounts)

	March 31, 2020	December 31, 2019
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,564,762 and $6,497,031 at March 31, 2020 and December 31, 2019, respectively)	$21,959,932	$22,107,755
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2020 and December 31, 2019, respectively)	237,394	237,394
Right of use assets - operating leases	148,057	148,640
Less: accumulated depreciation (amounts related to VIEs of $(1,082,486) and$(1,058,495) at March 31, 2020 and December 31, 2019, respectively)	(5,107,243)	(5,162,908)
Total real estate	17,238,140	17,330,881
Cash and cash equivalents (amounts related to VIEs of $268,415 and $280,033 at March 31, 2020 and December 31, 2019, respectively)	660,733	644,950
Cash held in escrows	197,845	46,936
Investments in securities	28,101	36,747
Tenant and other receivables, net (amounts related to VIEs of $19,954 and $28,918 at March 31, 2020 and December 31, 2019, respectively)	89,431	112,807
Related party note receivable, net	78,800	80,000
Note receivable, net	15,794	15,920
Accrued rental income, net (amounts related to VIEs of $308,482 and $298,318 at March 31, 2020 and December 31, 2019, respectively)	1,059,677	1,038,788
Deferred charges, net (amounts related to VIEs of $205,688 and $214,769 at March 31, 2020 and December 31, 2019, respectively)	667,076	689,213
Prepaid expenses and other assets (amounts related to VIEs of $52,641 and $20,931 at March 31, 2020 and December 31, 2019, respectively)	136,730	41,685
Investments in unconsolidated joint ventures	1,377,338	955,647
Total assets	$21,549,665	$20,993,574
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,916,068 and $2,918,806 at March 31, 2020 and December 31, 2019, respectively)	$2,919,157	$2,922,408
Unsecured senior notes, net	8,393,009	8,390,459
Unsecured line of credit	250,000	—
Unsecured term loan, net	499,058	498,939
Lease liabilities - finance leases (amounts related to VIEs of $20,198 and $20,189 at March 31, 2020 and December 31, 2019, respectively)	227,067	224,042
Lease liabilities - operating leases	200,573	200,180
Accounts payable and accrued expenses (amounts related to VIEs of $28,437 and $45,777 at March 31, 2020 and December 31, 2019, respectively)	293,831	377,553
Dividends and distributions payable	171,026	170,713
Accrued interest payable	82,388	90,016
Other liabilities (amounts related to VIEs of $142,381 and $140,110 at March 31, 2020 and December 31, 2019, respectively)	366,852	387,994
Total liabilities	13,402,961	13,262,304

Commitments and contingencies	—	—

Redeemable deferred stock units— 63,475 and 60,676 units outstanding at redemption value at March 31, 2020 and December 31, 2019, respectively	5,854	8,365

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for unit amounts)

	March 31, 2020	December 31, 2019
Noncontrolling interests:
Redeemable partnership units— 16,421,888 and 16,764,466 common units and 1,343,299 and 1,143,215 long term incentive units outstanding at redemption value at March 31, 2020 and December 31, 2019, respectively	1,639,855	2,468,753
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at March 31, 2020 and December 31, 2019	193,623	193,623
Boston Properties Limited Partnership partners’ capital— 1,730,797 and 1,726,980 general partner units and 153,583,758 and 153,063,318 limited partner units outstanding at March 31, 2020 and December 31, 2019, respectively	4,626,627	3,380,175
Accumulated other comprehensive loss	(55,700)	(48,335)
Total partners’ capital	4,764,550	3,525,463
Noncontrolling interests in property partnerships	1,736,445	1,728,689
Total capital	6,500,995	5,254,152
Total liabilities and capital	$21,549,665	$20,993,574

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per unit amounts)

	Three months ended March 31,
	2020	2019
Revenue
Lease	$710,111	$679,251
Parking and other	24,504	24,906
Hotel	6,825	8,938
Development and management services	7,879	9,277
Direct reimbursements of payroll and related costs from management services contracts	3,237	3,395
Total revenue	752,556	725,767
Expenses
Operating
Rental	262,966	257,517
Hotel	6,821	7,863
General and administrative	36,454	41,762
Payroll and related costs from management services contracts	3,237	3,395
Transaction costs	615	460
Depreciation and amortization	169,285	162,682
Total expenses	479,378	473,679
Other income (expense)
Income (loss) from unconsolidated joint ventures	(369)	213
Gains (losses) on sales of real estate	419,654	(905)
Interest and other income	3,017	3,753
Gains (losses) from investments in securities	(5,445)	2,969
Impairment loss	—	(22,272)
Interest expense	(101,591)	(101,009)
Net income	588,444	134,837
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(19,486)	(18,830)
Net income attributable to Boston Properties Limited Partnership	568,958	116,007
Preferred distributions	(2,625)	(2,625)
Net income attributable to Boston Properties Limited Partnership common unitholders	$566,333	$113,382
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.28	$0.66
Weighted average number of common units outstanding	172,549	172,131
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.27	$0.66
Weighted average number of common and common equivalent units outstanding	172,796	172,450

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended March 31,
	2020	2019
Net income	$588,444	$134,837
Other comprehensive (loss):
Effective portion of interest rate contracts	(9,720)	(2,628)
Amortization of interest rate contracts (1)	1,666	1,666
Other comprehensive (loss)	(8,054)	(962)
Comprehensive income	580,390	133,875
Comprehensive income attributable to noncontrolling interests	(19,630)	(18,974)
Comprehensive income attributable to Boston Properties Limited Partnership	$560,760	$114,901
_______________

(1)	Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2019	1,727	153,063	$3,380,175	$193,623	$(48,335)	$1,728,689	$5,254,152	$2,468,753
Cumulative effect of a change in accounting principle	—	—	(1,505)	—	—	—	(1,505)	(174)
Contributions	1	63	6,712	—	—	—	6,712	39,741
Allocated net income for the period	—	—	508,794	2,625	—	19,486	530,905	57,539
Distributions	—	—	(152,208)	(2,625)	—	—	(154,833)	(17,444)
Unearned compensation	—	—	996	—	—	—	996	(24,064)
Conversion of redeemable partnership units	3	458	15,495	—	—	—	15,495	(15,495)
Adjustment to reflect redeemable partnership units at redemption value	—	—	868,168	—	—	—	868,168	(868,168)
Effective portion of interest rate contracts	—	—	—	—	(8,732)	—	(8,732)	(988)
Amortization of interest rate contracts	—	—	—	—	1,367	144	1,511	155
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	3,876	3,876	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(15,750)	(15,750)	—
Equity, March 31, 2020	1,731	153,584	$4,626,627	$193,623	$(55,700)	$1,736,445	$6,500,995	$1,639,855

Equity, December 31, 2018	1,722	152,736	$4,054,996	$193,623	$(47,741)	$1,711,445	$5,912,323	$2,000,591
Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Contributions	2	41	4,820	—	—	—	4,820	34,400
Allocated net income for the year	—	—	101,783	2,625	—	18,830	123,238	11,599
Distributions	—	—	(146,790)	(2,625)	—	—	(149,415)	(17,185)
Unearned compensation	—	—	(1,388)	—	—	—	(1,388)	(20,990)
Conversion of redeemable partnership units	1	13	492	—	—	—	492	(492)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(406,875)	—	—	—	(406,875)	406,875
Effective portion of interest rate contracts	—	—	—	—	(2,359)	—	(2,359)	(269)
Amortization of interest rate contracts	—	—	—	—	1,366	144	1,510	156
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	4,387	4,387	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(24,128)	(24,128)	—
Equity, March 31, 2019	1,725	152,790	$3,603,174	$193,623	$(48,734)	$1,710,608	$5,458,671	$2,414,240

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$588,444	$134,837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,285	162,682
Amortization of right of use assets - operating leases	583	605
Impairment loss	—	22,272
Non-cash compensation expense	17,525	15,050
Loss (income) from unconsolidated joint ventures	369	(213)
Distributions of net cash flow from operations of unconsolidated joint ventures	5,917	2,650
Losses (gains) from investments in securities	5,445	(2,969)
Non-cash portion of interest expense	5,646	5,447
(Gains) losses on sales of real estate	(419,654)	905
Change in assets and liabilities:
Tenant and other receivables, net	17,784	(14,000)
Note receivable, net	(128)	(125)
Accrued rental income, net	(27,285)	(15,570)
Prepaid expenses and other assets	(93,819)	(68,554)
Lease liabilities - operating leases	393	370
Accounts payable and accrued expenses	(48,591)	258
Accrued interest payable	(7,644)	(160)
Other liabilities	(21,296)	(17,831)
Tenant leasing costs	(17,777)	(18,420)
Total adjustments	(413,247)	72,397
Net cash provided by operating activities	175,197	207,234
Cash flows from investing activities:
Acquisition of real estate	—	(43,061)
Construction in progress	(143,160)	(85,632)
Building and other capital improvements	(39,154)	(32,719)
Tenant improvements	(64,172)	(54,242)
Proceeds from sales of real estate	259,489	20,019
Capital contributions to unconsolidated joint ventures	(89,997)	(26,995)
Investments in securities, net	3,201	(885)
Net cash used in investing activities	(73,793)	(223,515)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)

	For the three months ended March 31,
	2020	2019
Cash flows from financing activities:
Repayments of mortgage notes payable	(4,212)	(5,645)
Borrowings on unsecured line of credit	265,000	50,000
Repayments of unsecured line of credit	(15,000)	(50,000)
Payments on finance lease obligations	—	(470)
Deferred financing costs	(11)	(186)
Net proceeds from equity transactions	3,349	1,792
Distributions	(171,964)	(166,362)
Contributions from noncontrolling interests in property partnerships	3,876	4,387
Distributions to noncontrolling interests in property partnerships	(15,750)	(24,128)
Net cash provided by (used in) financing activities	65,288	(190,612)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	166,692	(206,893)
Cash and cash equivalents and cash held in escrows, beginning of year	691,886	639,191
Cash and cash equivalents and cash held in escrows, end of year	$858,578	$432,298

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$644,950	$543,359
Cash held in escrows, beginning of period	46,936	95,832
Cash and cash equivalents and cash held in escrows, beginning of period	$691,886	$639,191

Cash and cash equivalents, end of period	$660,733	$360,091
Cash held in escrows, end of period	197,845	72,207
Cash and cash equivalents and cash held in escrows, end of period	$858,578	$432,298

Supplemental disclosures:
Cash paid for interest	$114,696	$107,094
Interest capitalized	$14,149	$11,813

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(38,782)	$(31,640)
Change in real estate included in accounts payable and accrued expenses	$(27,415)	$49,689
Real estate acquired through finance lease	$—	$122,563
Accrued rental income, net deconsolidated	$(4,558)	$—
Tenant leasing costs, net deconsolidated	$(3,462)	$—
Building and other capital improvements, net deconsolidated	$(111,889)	$—
Tenant improvements, net deconsolidated	$(12,331)	$—
Investment in unconsolidated joint venture recorded upon deconsolidation	$347,898	$—
Distributions declared but not paid	$171,026	$165,352
Conversions of redeemable partnership units to partners’ capital	$15,495	$492
Issuance of restricted securities to employees	$43,104	$37,428
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at March 31, 2020 owned an approximate 89.7% (89.6% at December 31, 2019) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:

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
The Company uses LTIP Units as a form of equity-based award for annual long term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2020 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2017 MYLTIP Units have ended and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2018 - 2020 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2017 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2018 - 2020 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2017 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 7 and 10).
At March 31, 2020, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 8).
Properties
At March 31, 2020, the Company owned or had interests in a portfolio of 196 commercial real estate properties (the “Properties”) aggregating approximately 51.8 million net rentable square feet of primarily Class A office properties, including 10 properties under construction/redevelopment totaling approximately 5.2 million net rentable square feet. At March 31, 2020, the Properties consisted of:

•	177 office properties (including eight properties under construction/redevelopment);

•	twelve retail properties;

•	six residential properties (including two properties under construction); and

•	one hotel.
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2019.
The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of extraordinary events such as the novel coronavirus (“COVID-19”) pandemic, the results of which form the basis for making significant judgments about the carrying values of assets and liabilities, assessments of future collectability, and other areas of the financial statements that are impact by the use of estimates. Actual results may differ from these estimates under different assumptions or conditions.
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for six of the seven entities that are VIEs.
Consolidated Variable Interest Entities
As of March 31, 2020, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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

Variable Interest Entities Not Consolidated
The Company has determined that the Platform 16 Holdings LP joint venture is a VIE. The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents the financial instruments that are being valued for disclosure purposes as well as the Level they are categorized at (as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”)).

Financial Instrument	Level
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Note receivable	Level 3
Mortgage notes payable	Level 3
Unsecured term loan / line of credit	Level 3
_______________
(1) If trading value for the period is low, the valuation could be categorized as Level 2.
Because the Company’s valuations of its financial instruments are based on the above Levels and involve the use of estimates, the actual fair values of its financial instruments may differ materially from those estimates.
The following table identifies the range and weighted average of significant unobservable inputs for the Company’s Level 3 fair value measured instruments.

Financial Instrument	Level	Range	Weighted Average
Related party note receivable	Level 3	4.49%	4.49%
Note receivable	Level 3	3.62%	3.62%
Mortgage notes payable	Level 3	2.82% - 3.25%	2.91%
Unsecured term loan / line of credit	Level 3	1.84%	1.84%

In addition, the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods. The following table presents the aggregate carrying value of the Company’s related party note receivable, net, note receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,800	$83,707	$80,000	$81,931
Note receivable, net	15,794	15,593	15,920	14,978
Total	$94,594	$99,300	$95,920	$96,909

Mortgage notes payable, net	$2,919,157	$3,054,533	$2,922,408	$2,984,956
Unsecured senior notes, net	8,393,009	8,449,511	8,390,459	8,826,375
Unsecured line of credit	250,000	249,873	—	—
Unsecured term loan, net	499,058	500,506	498,939	500,561
Total	$12,061,224	$12,254,423	$11,811,806	$12,311,892

New Accounting Pronouncements Adopted
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASC 326-20, “Financial Instruments - Credit Losses - Measured at Amortized Cost,” which addresses financial assets measured at amortized cost basis, including net investments in leases arising from sales-type and direct financing leases. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842 - “Leases” (“ASC 842”). ASU 2016-13 and ASU 2018-19 were effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. ASU 2016-13 and ASU 2018-19 are applicable to the Company with respect to (1) certain of its accounts receivable, except for amounts arising from operating leases accounted for under ASC 842, (2) its related party note receivable, (3) its note receivable and (4) certain of its off-balance sheet credit exposures. The Company adopted ASU 2016-13 and ASU 2018-19 effective January 1, 2020 using the modified retrospective approach. The adoption of ASU 2016-13 and ASU 2018-19 resulted in the Company recognizing an allowance for current expected credit losses associated with (1) its related party note receivable, (2) its note receivable and (3) an off-balance sheet loan commitment arrangement. As a result, the modified retrospective approach resulted in the Company recognizing on January 1, 2020, the cumulative effect of adopting ASU 2016-13 and ASU 2018-19 aggregating approximately $1.5 million to Dividends in Excess of Earnings of Boston Properties, Inc. and Partners’ Capital of Boston Properties Limited Partnership and approximately $0.2 million to Noncontrolling Interests - Common Units of Boston Properties, Inc. and Noncontrolling Interests - Redeemable Partnership Units of Boston Properties Limited Partnership on the corresponding Consolidated Balance Sheets.
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of disclosures required by entities regarding recurring and nonrecurring fair value measurements. ASU 2018-13 was effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.
Derivatives and Hedging
In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 permits the use of the overnight index swap rate based on the Secured Overnight Financing Rate (“SOFR”) to be used as a U.S. benchmark interest rate for purposes of applying hedge accounting under ASC 815, “Derivatives and Hedging (Topic 815)” . ASU 2018-16 was effective for the Company, which has already adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” for reporting periods beginning after December 15, 2018 and was required to be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The Company adopted ASU 2018-16 on January 1, 2019 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives.

Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
Consolidation
In October 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities” (“ASU 2018-17”). ASU 2018-17 is intended to improve the accounting when considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. ASU 2018-17 was effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. The Company adopted ASU 2018-17 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Land	$5,070,208	$5,111,606
Right of use assets - finance leases	237,394	237,394
Right of use assets - operating leases	148,057	148,640
Land held for future development (1)	264,893	254,828
Buildings and improvements	13,517,218	13,646,054
Tenant improvements	2,641,448	2,656,439
Furniture, fixtures and equipment	44,263	44,313
Construction in progress	804,179	789,736
Total	22,727,660	22,889,010
Less: Accumulated depreciation	(5,209,487)	(5,266,798)
	$17,518,173	$17,622,212

_______________

(1)	Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Land	$4,972,992	$5,011,153
Right of use assets - finance leases	237,394	237,394
Right of use assets - operating leases	148,057	148,640
Land held for future development (1)	264,893	254,828
Buildings and improvements	13,232,157	13,351,286
Tenant improvements	2,641,448	2,656,439
Furniture, fixtures and equipment	44,263	44,313
Construction in progress	804,179	789,736
Total	22,345,383	22,493,789
Less: Accumulated depreciation	(5,107,243)	(5,162,908)
	$17,238,140	$17,330,881
_______________

(1)	Includes pre-development costs.

Developments
On January 28, 2020, the Company exercised its option to acquire real property at 425 Fourth Street located in San Francisco, California for a purchase price totaling approximately $134.1 million. 425 Fourth Street is expected to support the development of approximately 804,000 square feet of primarily commercial office space. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.
On March 26, 2020, the Company completed and fully placed in-service 17Fifty Presidents Street located in Reston, Virginia. 17Fifty Presidents Street is a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space that is 100% leased.
Dispositions
On January 28, 2020, the Company entered into a joint venture with a third party to own, operate and develop properties at its Gateway Commons complex located in South San Francisco, California. The Company contributed its 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for its 50% interest in the joint venture. 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, the Company has an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by the Company and 51% by its partner. Upon the third party’s contribution, the Company ceased accounting for the joint venture entity on a consolidated basis and is accounting for the joint venture entity on an unconsolidated basis using the equity method of accounting, as it has reduced its ownership interest in the joint venture entity and no longer has a controlling financial or operating interest in the joint venture entity (See Note 5). The Company recognized a gain on the retained and sold interest in the real estate contributed to the joint venture totaling approximately $217.7 million for Boston Properties, Inc. and $222.4 million for Boston Properties Limited Partnership during the three months ended March 31, 2020 within Gains (Losses) on Sales of Real Estate on the respective Consolidated Statements of Operations, as the fair value of the real estate exceeded its carrying value. 601, 611 and 651 Gateway contributed approximately $0.2 million of net income to the Company for the period from January 1, 2020 through January 27, 2020 and contributed approximately $2.9 million of net income to the Company for the three months ended March 31, 2019.
On February 20, 2020, the Company completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for Boston Properties, Inc. and approximately $197.1 million for Boston Properties Limited Partnership. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet. New Dominion Technology Park contributed approximately $1.6 million of net income to the Company for the period from January 1, 2020 through February 19, 2020 and contributed approximately $2.1 million of net income to the Company for the three months ended March 31, 2019.
4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable related to lease revenue. Management analyzes accrued rent and accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the collectability of the tenant’s receivable balance, including the accrued rent receivable.

The following table summarizes the components of lease revenue recognized during the three months ended March 31, 2020 and 2019 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
Lease Revenue	2020	2019
Fixed contractual payments	$586,957	$553,986
Variable lease payments	123,154	125,265
	$710,111	$679,251

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2020 and December 31, 2019:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		March 31, 2020	December 31, 2019
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(4,469)	$(4,872)
BP/CRF Metropolitan Square, LLC	Metropolitan Square	20.0%		13,130	9,134
901 New York, LLC	901 New York Avenue	25.0%	(2)	(12,069)	(12,113)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	36,446	36,789
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	25,461	25,391
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	2,961	2,953
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(5,688)	(5,439)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,774	42,496
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		49,605	49,466
Residential Tower Developer LLC	Hub50House	50.0%		54,414	55,092
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		9,889	9,883
Office Tower Developer LLC	100 Causeway Street	50.0%		57,079	56,606
1265 Main Office JV LLC	1265 Main Street	50.0%		3,636	3,780
BNY Tower Holdings LLC	Dock 72	50.0%		95,362	94,804
BNYTA Amenity Operator LLC	Dock 72	50.0%		—	—
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		251,146	252,069
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%		57,003	56,247
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		84,301	67,499
SMBP Venture LP	Santa Monica Business Park	55.0%		151,997	163,937
Platform 16 Holdings LP	Platform 16	55.0%	(7)	93,991	29,501
Gateway Portfolio Holdings LLC	Gateway Commons	50.0%	(8)	348,143	N/A
				$1,355,112	$933,223
 _______________

(1)
Investments with deficit balances aggregating approximately $22.2 million and $22.4 million at March 31, 2020 and December 31, 2019, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.

(2)	The Company’s economic ownership has increased based on the achievement of certain return thresholds. At March 31, 2020 and December 31, 2019, the Company’s economic ownership was approximately 50%.

(3)	The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.

(4)	The joint venture owns three in-service buildings and two undeveloped land parcels.

(5)	The property was sold on June 27, 2019. As of March 31, 2020 and December 31, 2019, the investment is comprised of undistributed cash.

(6)
Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.

(7)	This entity is a VIE (See Note 2).

(8)
As a result of the partner’s deferred contribution, the Company has an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by the Company and 51% by its partner.

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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2020	December 31, 2019
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$4,469,460	$3,904,400
Other assets	578,468	502,706
Total assets	$5,047,928	$4,407,106
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,312,938	$2,218,853
Other liabilities (2)	638,892	749,675
Members’/Partners’ equity	2,096,098	1,438,578
Total liabilities and members’/partners’ equity	$5,047,928	$4,407,106
Company’s share of equity	$956,136	$591,905
Basis differentials (3)	398,976	341,318
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,355,112	$933,223
 _______________

(1)
At March 31, 2020 and December 31, 2019, this amount includes right of use assets - finance leases totaling approximately $248.9 million and $383.9 million, respectively, and right of use assets - operating leases totaling approximately $11.9 million and $12.1 million, respectively.

(2)
At March 31, 2020 and December 31, 2019, this amount includes lease liabilities - finance leases totaling approximately $391.0 million and $510.8 million, respectively, and lease liabilities - operating leases totaling approximately $17.4 million and $17.3 million, respectively.

(3)
This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At March 31, 2020 and December 31, 2019, there was an aggregate basis differential of approximately $310.1 million and $311.3 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities. At March 31, 2020, there was an aggregate basis differential of approximately $55.7 million between the carrying value of the Company’s investment in the joint venture that owns Gateway Commons and the joint venture’s basis in the assets and liabilities. These basis differentials (excluding land) shall be amortized over the remaining lives of the related assets and liabilities.

(4)
Investments with deficit balances aggregating approximately $22.2 million and $22.4 million at March 31, 2020 and December 31, 2019, respectively, have been reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2020	2019
	(in thousands)
Total revenue (1)	$93,203	$82,955
Expenses
Operating	35,401	30,499
Depreciation and amortization	32,035	28,646
Total expenses	67,436	59,145
Other income (expense)
Interest expense	(22,583)	(20,757)
Net income	$3,184	$3,053

Company’s share of net income	$1,252	$1,584
Basis differential (2)	(1,621)	(1,371)
Income (loss) from unconsolidated joint ventures	$(369)	$213
_______________

(1)	Includes straight-line rent adjustments of approximately $9.7 million and $5.8 million for the three months ended March 31, 2020 and 2019, respectively.

(2)
Includes straight-line rent adjustments of approximately $0.5 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively. Also includes net above-/below-market rent adjustments of approximately $0.3 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

On January 28, 2020, the Company entered into a joint venture with a third party to own, operate and develop properties at its Gateway Commons complex located in South San Francisco, California. The Company contributed its 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for its 50% interest in the joint venture (See Note 3). 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, the Company has an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by the Company and 51% by its partner.
On January 28, 2020, a joint venture in which the Company has a 55% interest commenced development of the first phase of its Platform 16 project located in San Jose, California. The first phase of the Platform 16 development project consists of an approximately 390,000 net rentable square foot Class A office building and a below-grade parking garage. Though the joint venture has completed site preparation work, in consultation with the Company’s partner, the joint venture has paused construction activities and it will revisit its plans once the economic impact of COVID-19 becomes clearer. On February 20, 2020, the joint venture acquired the land underlying the ground lease for a purchase price totaling approximately $134.8 million. The joint venture had previously made a deposit totaling $15.0 million, which deposit was credited against the purchase price. Platform 16 consists of a parcel of land totaling approximately 5.6 acres that is expected to support the development of approximately 1.1 million square feet of commercial office space.
On March 18, 2020, a joint venture in which the Company has a 50% interest extended the mortgage loan collateralized by Annapolis Junction Building Seven and Building Eight. At the time of the extension, the outstanding balance of the loan totaled approximately $34.6 million, bore interest at a variable rate equal to LIBOR plus 2.35% per annum and matured on March 6, 2020. The extended loan matures on June 30, 2020. Annapolis Junction Building Seven and Building Eight are Class A office properties with approximately 127,000 and 126,000 net rentable square feet, respectively, located in Annapolis, Maryland.

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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $21.7 million.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2020, the maximum funding obligation under the guarantee was approximately $57.1 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of March 31, 2020, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also provided a financing guaranty as required with respect to the third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  An affiliate of The Bernstein Companies has exercised an option to borrow up to $15.0 million from the Company under such agreements. As of March 31, 2020, no funding request has been received by the Company. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of March 31, 2020, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of March 31, 2020, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements.
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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During the years 2014 through 2018, the Company received distributions aggregating approximately $18.0 million, leaving a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at March 31, 2020.
Insurance
The Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $250 million of Terrorism Coverage for 601 Lexington Avenue, New York, New York (“601 Lexington Avenue”) in excess of the $1.0 billion of coverage in the Company’s property insurance program. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company’s portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $200 million, the coinsurance is 20% and the deductible is 20% of the premiums earned by the insurer for the year prior to a claim. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2027, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance.
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
Due to the current COVID-19 pandemic, the Company anticipates the possibility of business interruption, loss of lease revenue and/or other associated expenses related to the Company’s operations across its portfolio. Because this is an ongoing situation it is not yet possible to quantify the Company’s losses and expenses, which continue to develop. Because of the complexity of the Company’s insurance policies and limited precedent for claims being made related to pandemics, it is not yet possible to determine if such losses and expenses will be covered by the Company’s insurance policies. Therefore, at this time, the Company is providing notice to the applicable insurers of the potential for claims in order to protect the Company’s rights under its policies.
The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, California earthquake risk and pandemics, in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.
7. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2020, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,421,888 OP Units, 1,343,299 LTIP Units (including 105,080 2012 OPP Units, 64,468 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 28,724 2015 MYLTIP Units, 89,791 2016 MYLTIP Units and 116,167 2017 MYLTIP Units), 336,195 2018 MYLTIP Units, 220,734 2019 MYLTIP Units and 203,278 2020 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the three months ended March 31, 2020, 461,856 OP Units were presented by the holders for redemption (including 71,303 OP Units issued upon conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At March 31, 2020, Boston Properties Limited Partnership had outstanding 336,195 2018 MYLTIP Units, 220,734 2019 MYLTIP Units and 203,278 2020 MYLTIP Units. Prior to the applicable measurement date (February 5, 2021 for 2018 MYLTIP Units, February 4, 2022 for 2019 MYLTIP Units and February 3, 2023 for 2020 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2016 MYLTIP Units and, after the February 6, 2020 measurement date, the 2017 MYLTIP Units) and its distributions on the 2017 MYLTIP Units (prior to the February 6, 2020 measurement date), 2018 MYLTIP Units, 2019 MYLTIP Units and 2020 MYLTIP Units (after the February 4, 2020 issuance date) that occurred during the three months ended March 31, 2020:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 31, 2020	April 30, 2020	$0.98	$0.098
December 31, 2019	January 30, 2020	$0.98	$0.098

The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2015 MYLTIP Units and, after the February 9, 2019 measurement date, the 2016 MYLTIP Units) and its distributions on the 2016 MYLTIP Units (prior to the February 9, 2019 measurement date), 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units (after the February 5, 2019 issuance date) that occurred during the three months ended March 31, 2019:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 29, 2019	April 30, 2019	$0.95	$0.095
December 31, 2018	January 30, 2019	$0.95	$0.095

A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of Common Stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 - 2017 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at March 31, 2020 was approximately $1.6 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $92.23 per share on March 31, 2020.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at March 31, 2020 and December 31, 2019, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
8. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of March 31, 2020, Boston Properties, Inc. had 155,314,555 shares of Common Stock outstanding.
As of March 31, 2020, Boston Properties, Inc. owned 1,730,797 general partnership units and 153,583,758 limited partnership units in Boston Properties Limited Partnership.

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
During the three months ended March 31, 2020, Boston Properties, Inc. issued 43,792 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the three months ended March 31, 2020, Boston Properties, Inc. issued 461,856 shares of Common Stock, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2020 and during the three months ended March 31, 2019:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98

March 29, 2019	April 30, 2019	$0.95	$0.95
December 31, 2018	January 30, 2019	$0.95	$0.95

Preferred Stock
As of March 31, 2020, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or declared during 2020 and during the three months ended March 31, 2019:

Record Date	Payment Date	Dividend (Per Share)
May 1, 2020	May 15, 2020	$32.8125
February 4, 2020	February 18, 2020	$32.8125

May 3, 2019	May 15, 2019	$32.8125
February 4, 2019	February 15, 2019	$32.8125

9. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of Boston Properties, Inc. using the two-class method. Participating securities are included in the computation of diluted EPS of Boston Properties, Inc. using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2017 MYLTIP Units required, and the 2018 - 2020 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties, Inc. excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$497,496	155,011	$3.21
Allocation of undistributed earnings to participating securities	(1,011)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$496,485	155,011	$3.20
Effect of Dilutive Securities:
Stock Based Compensation	—	247	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$496,485	155,258	$3.20

	Three months ended March 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$98,105	154,525	$0.63
Effect of Dilutive Securities:
Stock Based Compensation	—	319	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$98,105	154,844	$0.63

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2017 MYLTIP Units required, and the 2018 - 2020 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,538,000 and 17,606,000 redeemable common units for the three months ended March 31, 2020 and 2019, respectively.

	Three months ended March 31, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$566,333	172,549	$3.28
Allocation of undistributed earnings to participating securities	(1,126)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$565,207	172,549	$3.28
Effect of Dilutive Securities:
Stock Based Compensation	—	247	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$565,207	172,796	$3.27

	Three months ended March 31, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$113,382	172,131	$0.66
Effect of Dilutive Securities:
Stock Based Compensation	—	319	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$113,382	172,450	$0.66

10. Stock Option and Incentive Plan
On February 4, 2020, Boston Properties, Inc.’s Compensation Committee approved the 2020 MYLTIP awards under the Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the “2012 Plan”) to certain officers and employees of Boston Properties, Inc. The 2020 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three-

year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will be based on Boston Properties, Inc.’s TSR relative to the FTSE Russell Nareit Office Index, adjusted to include Vornado Realty Trust. Earned awards will range from zero to a maximum of 203,278 LTIP Units depending on Boston Properties, Inc.’s TSR relative to the FTSE Russell Nareit Office Index, adjusted to include Vornado Realty Trust, with a target of approximately 101,638 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 50% on February 3, 2023 and 50% on February 3, 2024, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 3, 2023, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2020 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718 “Compensation - Stock Compensation,” the 2020 MYLTIP awards have an aggregate value of approximately $13.7 million, which amount will generally be amortized into earnings under the graded vesting method.
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
During the three months ended March 31, 2020, Boston Properties, Inc. issued 24,503 shares of restricted common stock and Boston Properties Limited Partnership issued 196,927 LTIP Units and 203,278 2020 MYLTIP Units to employees under the 2012 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2020 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the three months ended March 31, 2020 were valued at approximately $3.5 million ($143.45 per share weighted-average). The LTIP Units granted were valued at approximately $25.5 million (approximately $129.65 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.47% and an expected price volatility of 18.0%. Because the 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units, 2019 MYLTIP Units and 2020 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units, 2016 MYLTIP Units, 2017 MYLTIP Units, 2018 MYLTIP Units, 2019 MYLTIP Units and 2020 MYLTIP Units was approximately $17.2 million and $14.8 million for the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, there was (1) an aggregate of approximately $42.2 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2017 MYLTIP Units and (2) an aggregate of approximately $19.8 million of unrecognized compensation expense related to unvested 2018 MYLTIP Units, 2019 MYLTIP Units and 2020 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.6 years.

11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three months ended March 31, 2020 and 2019.
Boston Properties, Inc.

	Three months ended March 31,
	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$497,496	$98,105
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of the Operating Partnership	57,539	11,599
Noncontrolling interests in property partnerships	19,486	18,830
Interest expense	101,591	101,009
Impairment loss	—	24,038
Net operating income from unconsolidated joint ventures	28,758	25,349
Depreciation and amortization expense	171,094	164,594
Transaction costs	615	460
Payroll and related costs from management services contracts	3,237	3,395
General and administrative expense	36,454	41,762
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,661	47,085
Gains (losses) from investments in securities	(5,445)	2,969
Interest and other income	3,017	3,753
Gains (losses) on sales of real estate	410,165	(905)
Income (loss) from unconsolidated joint ventures	(369)	213
Direct reimbursements of payroll and related costs from management services contracts	3,237	3,395
Development and management services revenue	7,879	9,277
Company’s share of Net Operating Income	$452,750	$425,979

Boston Properties Limited Partnership

	Three months ended March 31,
	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$566,333	$113,382
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	19,486	18,830
Interest expense	101,591	101,009
Impairment loss	—	22,272
Net operating income from unconsolidated joint ventures	28,758	25,349
Depreciation and amortization expense	169,285	162,682
Transaction costs	615	460
Payroll and related costs from management services contracts	3,237	3,395
General and administrative expense	36,454	41,762
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,661	47,085
Gains (losses) from investments in securities	(5,445)	2,969
Interest and other income	3,017	3,753
Gains (losses) on sales of real estate	419,654	(905)
Income (loss) from unconsolidated joint ventures	(369)	213
Direct reimbursements of payroll and related costs from management services contracts	3,237	3,395
Development and management services revenue	7,879	9,277
Company’s share of Net Operating Income	$452,750	$425,979
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income, gains (losses) on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures does not include its share of gains on sale of real estate from unconsolidated joint ventures, which is included within Income (Loss) From Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, interest and other income, gains (losses) on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Included within the Office property type are commercial office and retail leases, as well as parking revenue.  Upon the adoption of ASC 842, any write-off for bad debt, including accrued rent, will be shown as a reduction to lease revenue.  The degree to which our commercial and retail tenants’ and parking operators’ businesses are or will continue to be negatively impacted by the ongoing COVID-19 pandemic by measures intended to reduce its spread, such as mandatory business closures and “stay-at-home” orders, could result in a reduction in the Company’s cash flows or require that the Company write-off a tenant’s accrued rent balance, and this could have a material adverse effect on lease revenue and thus the results of the Company’s Office property type.
In addition, as a result of COVID-19, the Boston Marriott Cambridge was closed in March 2020.  The Company is uncertain as to when the hotel will re-open, and the continued closure is expected to have a material impact on the hotel’s operations and thus the results of the Company’s Hotel property type.  See Item 1A: “Risk Factors” for additional details.

Information by geographic area and property type (dollars in thousands):
For the three months ended March 31, 2020:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$239,498	$—	$255,286	$136,739	$93,136	$724,659
Residential	4,068	—	—	—	5,888	9,956
Hotel	6,825	—	—	—	—	6,825
Total	250,391	—	255,286	136,739	99,024	741,440
% of Grand Totals	33.77%	—%	34.43%	18.44%	13.36%	100.00%
Rental Expenses:
Office	82,545	—	99,140	42,569	34,648	258,902
Residential	1,340	—	—	—	2,724	4,064
Hotel	6,821	—	—	—	—	6,821
Total	90,706	—	99,140	42,569	37,372	269,787
% of Grand Totals	33.62%	—%	36.75%	15.78%	13.85%	100.00%
Net operating income	$159,685	$—	$156,146	$94,170	$61,652	$471,653
% of Grand Totals	33.85%	—%	33.11%	19.97%	13.07%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,663)	—	(36,998)	—	—	(47,661)
Add: Company’s share of net operating income from unconsolidated joint ventures	3,099	15,930	756	3,159	5,814	28,758
Company’s share of net operating income	$152,121	$15,930	$119,904	$97,329	$67,466	$452,750
% of Grand Totals	33.60%	3.52%	26.48%	21.50%	14.90%	100.00%
  _______________

(1)
Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the three months ended March 31, 2019:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$217,411	$—	$258,631	$124,055	$96,345	$696,442
Residential	2,701	—	—	—	5,014	7,715
Hotel	8,938	—	—	—	—	8,938
Total	229,050	—	258,631	124,055	101,359	713,095
% of Grand Totals	32.12%	—%	36.27%	17.40%	14.21%	100.00%
Rental Expenses:
Office	79,500	—	96,971	41,125	36,147	253,743
Residential	1,206	—	—	—	2,568	3,774
Hotel	7,863	—	—	—	—	7,863
Total	88,569	—	96,971	41,125	38,715	265,380
% of Grand Totals	33.37%	—%	36.54%	15.50%	14.59%	100.00%
Net operating income	$140,481	$—	$161,660	$82,930	$62,644	$447,715
% of Grand Totals	31.38%	—%	36.11%	18.52%	13.99%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(9,373)	—	(37,264)	(448)	—	(47,085)
Add: Company’s share of net operating income from unconsolidated joint ventures	772	15,708	1,786	—	7,083	25,349
Company’s share of net operating income	$131,880	$15,708	$126,182	$82,482	$69,727	$425,979
% of Grand Totals	30.96%	3.69%	29.62%	19.36%	16.37%	100.00%
  _______________

(1)
Rental Revenue is equal to total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

12. Subsequent Events
There are many uncertainties regarding COVID-19, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners. The Company is unable to predict the impact that COVID-19 will have on its future financial position and operating results due to numerous uncertainties.
The Company has received requests from many of its retail and some of its office tenants seeking either rent concessions, deferrals, rent abatements related to lease provision interpretations, or other relief, in each case, as a result of COVID-19. The Company is evaluating these requests on a case-by-case basis and is considering a number of factors to determine the appropriate response. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.
On April 22, 2020, a joint venture in which the Company has a 20% interest extended the mortgage loan collateralized by Metropolitan Square located in Washington, DC. At the time of the extension, the outstanding balance of the loan totaled approximately $156.4 million and was scheduled to mature on May 5, 2020. The extended loan continues to bear interest at a fixed rate of 5.75% per annum and matures on August 5, 2020. Metropolitan Square is a Class A office property with approximately 654,000 net rentable square feet.

On May 5, 2020, Boston Properties Limited Partnership completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031. The notes were priced at 99.850% of the principal amount to yield an effective rate (including financing fees) of approximately 3.343% per annum to maturity. The notes will mature on January 30, 2031, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $1.24 billion after deducting underwriting discounts and estimated transaction expenses.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. Such statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on current beliefs or expectations of future events and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. Should one or more of these known or unknown risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
One of the most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements is the ongoing impact of the global COVID-19 pandemic on the U.S. and global economies, which has impacted, and is likely to continue to impact, us and, directly or indirectly, many of the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
the risks and uncertainties related to the impact of the COVID-19 global pandemic, including the duration, scope and severity of the pandemic domestically and internationally; federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures and the direct and indirect impact of such measures on our and our tenants' businesses, financial condition, results of operation, cash flows, liquidity and performance, and the U.S. and international economy and economic activity generally; whether new or existing actions and measures continue to result in increasing unemployment that impacts the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent in a timely manner, in full or at all; the health, continued service and availability of our personnel, including our key personnel and property management teams; and the effectiveness or lack of effectiveness of governmental relief in providing assistance to individuals and large and small businesses, including our tenants, that have suffered significant adverse effects from COVID-19;

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

•
the other risk factors identified in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019 or described herein, including those under the caption “Risk Factors.”

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, particularly in light of the rapidly developing circumstances relating to COVID-19. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
BXP is one of the largest publicly-traded office real estate investment trusts (REIT) (based on total market capitalization) as of March 31, 2020 in the United States that develops, owns and manages primarily Class A office properties concentrated in five markets in the United States - Boston, Los Angeles, New York, San Francisco and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases was approximately 8.3 years, as of March 31, 2020, including leases at our unconsolidated joint ventures. The weighted-average lease term for our top 20 office tenant leases was approximately 11.9 years. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:

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
Outlook
In the first quarter of 2020 macroeconomic conditions were favorable and positive until COVID-19 began to escalate into a national and global pandemic in mid-March. In the first two months of the quarter, U.S. GDP remained stable and job creation remained steady. Starting in March, COVID-19 caused a precipitous drop in economic activity globally with significant negative impacts on businesses across the U.S. As the number of unemployment claims rose and the economy slowed, the Federal Reserve and U.S. Treasury implemented aggressive monetary and fiscal stimulus policies, including the CARES Act, to bring needed financial support to small businesses, individuals and industries most affected by the crisis. Also, the Federal Reserve quickly reduced the federal funds rate to zero.
The effects of COVID-19 began to have an impact on us and our tenants near the end of the first quarter. As governments across all of our regions implemented social distancing and stay-at-home policies, we and our tenants migrated employees to a work-from-home model. All office properties throughout our portfolio remain open for tenants, although physical occupancy remains low due to these measures. By the end of March, construction of our development projects paused in Boston, New York and San Francisco to comply with municipal social distancing policies, although construction continued in the Washington, DC region. Despite the work-stoppages at our development projects, we remain on schedule to meet all required delivery milestones in our leases and within budget. Our broad and deep experience as developers extends to our budgeting and planning, which have left us with ample time in our development schedules. However, we cannot be certain that work-stoppages will not extend beyond current expectations or, if they do, that we will meet the milestones and budgets. Leasing discussions remained active for leases that were in negotiation prior to COVID-19, but we have experienced a decrease in new leasing requirements and physical tours are on hold.
Our most important activity at this time is planning for the health and safety of our tenants and employees and preparing our buildings in accordance with the policies, protocols and applicable legal requirements in our regions. In early April 2020, we formed an internal Health Security Task force composed of Boston Properties’ employees, as well as outside experts in health care, industrial hygiene, cleaning and security. We designed standard operating procedures that include, but are not limited to, air filtration, water quality, janitorial products and procedures, social separation and screening during building access and use of vertical transportation, the use of personal protective equipment, signage, and management of construction activities. We began communicating the operating procedures with tenants in early May.

Rent Collections
Cash rent payments for a particular month are generally due on the first day of that month (although tenants have varying grace periods). Cash rent amounts are based on all rent billed by us, including all amounts from consolidated operations and all unconsolidated joint ventures, other than Gateway Commons for which we do not handle billing.
Our April 2020 rent collections among all tenants were approximately 93%, a reduction from prior levels as a result of COVID-19, primarily due to certain retail tenants.  Collections from our office tenants in April remained strong.  During the first quarter of 2020, approximately 87% of the aggregate amount of our consolidated revenues were derived from office leases. For the month of April, we collected approximately 97% of our total commercial rent payments due April 1 from office tenants. In some of these cases, the tenant paid its rent, but reserved its right to assert that the terms of its lease do not require the tenant to pay. Office tenants in the flexible office use and manufacturing/retail industries, which represent 3% and 5% of our office rents, respectively, present a heightened concern for rent collection, as we collected approximately 78% and 73%, respectively, from these tenants for the month of April. Unpaid April rent was approximately $1.3 million and $2.9 million for flexible office and manufacturing/retail, respectively. In addition, our share of the accrued rent for tenants in these groups is approximately $3.9 million and $7.2 million, respectively. For clarity, manufacturing/retail includes retail and consumer products office tenants.
In addition, during the first quarter of 2020, approximately 7.2% of the aggregate amount of our consolidated revenues were derived from retail leases. For the month of April, we collected approximately 36% of our total commercial rent payments due from retail tenants for rents due April 1. We are actively working on lease amendments with retail tenants in this category that we believe have justifiable financial needs.  Of the retail tenants that did not pay rent for April, our share of the accrued rent balance for these tenants is approximately $25.1 million.
We continue to analyze our accounts receivable, tenant creditworthiness and current economic trends to evaluate the adequacy of the collectability of our tenants’ total accounts receivable balances, including lease revenue, and if considered uncollectible, we will write-off the receivable and accrued rent balances associated with the leases, and record future lease revenue on a cash basis.
During 2019, our total parking revenue was approximately $100 million and our share of total parking revenue from unconsolidated joint ventures was approximately $13 million. Approximately $40 million of this aggregate amount of consolidated and unconsolidated parking revenue was derived from hourly/daily parking. The remainder of the aggregate amount of parking revenue was derived from monthly parking revenues, some of which are contractual agreements embedded in our leases, and some are at will individual agreements. In April, with stay-at-home orders and business closures, we generated minimal hourly/daily parking revenue and this trend may continue for as long as these stay-at-home orders and business closures continue.
Approximately 2% of our total revenue in 2019 was from our hotel, the Boston Marriott Cambridge. The hotel property has been closed since March 22, 2020 and is currently running at a monthly deficit. It is unclear when the hotel will open.
As a result of the impact of the current environment, we expect our 2020 revenues to be impacted from (1) lower collections, primarily from our retail tenants, parking and hotel operators, (2) a slowdown in new leasing activity for vacant and expiring space and (3) delayed revenue recognition related to tenants who are currently building out space as a result of construction delays.
Despite the near-term challenges of COVID-19, we remain confident in our ability to weather the current market downturn and manage our business throughout uncertain future market conditions.
As a leading developer, owner and manager of marquee Class A office properties in the U.S., our priorities during and following COVID-19 remain focused on the following:

•	ensuring tenant satisfaction by keeping our properties safe, open and available for occupancy;

•	implementing measures to ensure tenant and employee health security;

•	communicating openly with tenants to provide assurance before and during re-occupancy;

•	leasing available space in our in-service and development properties;

•	resuming and completing the construction of our development properties as conditions allow;

•	continuing and completing the redevelopment and repositioning of several key properties to increase future revenue and asset values over the long-term;

•	maintaining our conservative balance sheet and managing our near-term debt maturities;

•	actively managing our operations in a safe, sustainable and responsible manner; and

•	maintaining discipline in our underwriting of investment opportunities.
Following is an overview of portfolio activity and leasing activity in the first quarter of 2020, recognizing that both leasing activities and construction activities had slowed in the majority of our regions by the end of the first quarter due to COVID-19.
The overall occupancy of our in-service office and retail properties was 92.9% at March 31, 2020, a slight decrease of 10 basis points as compared to December 31, 2019. During the first quarter of 2020, we signed leases across our portfolio totaling approximately 702,000 square feet and we commenced revenue recognition on approximately 995,000 square feet of leases in second generation space. Of these second generation leases, approximately 727,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 93% over the prior leases. The increase in net rental obligations included the commencement of a retail lease in the New York region that had a significant impact on net rents. Excluding this lease, increase in net rental obligations in the first quarter of 2020 was 25%.
A brief overview of each of our markets follows.
Boston
Our Boston central business district (“CBD”) in-service portfolio was approximately 99% leased as of March 31, 2020. During the first quarter of 2020, we executed approximately 93,000 square feet of leases and had approximately 267,000 square feet of leases commence in the Boston region. Approximately 183,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 43% over the prior leases. For the majority of the first quarter of 2020, we continued development of 100 Causeway Street, an approximately 632,000 net rentable square foot office tower located in Boston, Massachusetts, of which we own 50%, that is 95% pre-leased, as of May 5, 2020.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was 99.5% leased, as of March 31, 2020. For the majority of the first quarter of 2020, we continued the development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to a tenant for a term of 15 years.
In our suburban Waltham/Lexington portfolio, we continued the redevelopment of a portion of 200 West Street, an approximately 261,000 net rentable square foot Class A office property in Waltham, Massachusetts. The redevelopment is a conversion of a portion of the property to laboratory space to meet growing demand in the life sciences sector.
Construction of our Boston and Cambridge developments/redevelopments has temporarily stopped to comply with the social distancing policies and directives of the cities.
Los Angeles
Our Los Angeles (“LA”) portfolio is currently focused on West LA and includes an approximately 1.1 million square foot property, Colorado Center, of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. We believe both properties provide us with ample opportunity for future growth, as a majority of the current leases are at below-market rents. As of March 31, 2020, our LA in-service properties was approximately 96% leased. Depending on market conditions, we expect to continue to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.

New York
As of March 31, 2020, our New York CBD in-service portfolio was approximately 96% leased. In the first quarter of 2020, we commenced approximately 263,000 square feet of leases in the New York region. Of these leases, approximately 143,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 205% over the prior leases. Excluding the commencement of a retail lease that had a significant impact on leases, the increase in net rental obligations was 3.9%. Although the pace of new leasing activities in our New York region slowed by the end of the first quarter due to COVID-19, in April 2020, we signed an approximately 24,000 square foot lease at 399 Park Avenue bringing the office portion of that property to 100% leased, and we also signed an approximately 27,000 square foot lease at Times Square Tower with a law firm.
San Francisco
Our San Francisco CBD in-service properties were approximately 98% leased as of March 31, 2020. During the first quarter of 2020, we commenced approximately 169,000 square feet of leases in the San Francisco region. Of these leases, approximately 111,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 50% over the prior leases.
In our Silicon Valley portfolio, on February 20, 2020, we completed the acquisition of land underlying the ground lease at Platform 16 in San Jose. Platform 16 is a joint venture in which we own 55% and consists of a parcel of land totaling approximately 5.6 acres that is expected to support the development of approximately 1.1 million square feet of commercial office space. On January 28, 2020, the joint venture commenced site preparation work at Platform 16. Due to the uncertainty related to COVID-19, and in consultation with our partner, the joint venture has paused construction activities and will revisit its plans once the economic impact of COVID-19 becomes clearer.
On January 28, 2020, we entered into a joint venture with a partner to own, operate and develop approximately 1.1 million square feet of existing office and lab properties in South San Francisco, California, with the opportunity for approximately 640,000 square feet of additional future development.  Upon completion, the joint venture is expected to own an approximately 1.7 million square foot life sciences campus, including a mix of office and lab buildings.  Under the joint venture agreement, we contributed 601, 611 and 651 Gateway Boulevard, three existing office properties that total approximately 768,000 net rentable square feet, and developable land for our 50% ownership interest in the joint venture.  The partner contributed approximately 313,000 square feet of properties (including one property under construction) consisting of lab, office and amenity buildings, and developable land and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture.  As a result of the partner’s deferred contribution, we have an initial approximately 55% interest in the joint venture. The South San Francisco market has experienced strong demand from companies in the life sciences sector. Depending on market conditions, we expect this joint venture will allow us to expand the amount of developable land on the combined site and efficiently capitalize on tenant demand in the life sciences sector.
Washington, DC
In the Washington, DC region, our focus remains on (1) expanding our development potential in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong, (2) divesting of assets in Washington, DC and select suburban markets and (3) matching development sites with tenants to begin development with significant pre-leasing commitments. During the first quarter of 2020, we commenced approximately 600,000 square feet of leases in the Washington, DC region. Of these leases, approximately 275,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 13% over the prior leases.
In our Reston, Virginia portfolio, in the first quarter of 2020, we placed in service 17Fifty Presidents Street, a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space that is 100% leased to an affiliate of Leidos Holdings, Inc. We also continued development of Reston Gateway, our mixed-use development project, which will consist of an aggregate of approximately 4.5 million net rentable square feet. The initial phase is approximately 1.1 million net rentable square feet, of which approximately 72% is pre-leased to Fannie Mae. Our Reston, Virginia in-service portfolio was approximately 87% leased as of March 31, 2020 and continues to be the strongest submarket in the region.

In the first quarter of 2020, we completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million, resulting in net proceeds of approximately $254.0 million and reported gain on sale of approximately $192.3 million for BXP and approximately $197.1 million for BPLP. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet.
Our Washington, DC CBD in-service properties were approximately 85% leased, as of March 31, 2020, with modest near-term exposure and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through dispositions of assets.
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three months ended March 31, 2020:

Three Months Ended March 31, 2020
Total Square Feet
Vacant space available at the beginning of the period	3,135,170
Vacant space in properties acquired	—
Properties placed (and partially placed) in-service (1)	280,965
Leases expiring or terminated during the period	1,085,416
Total space available for lease	4,501,551
1st generation leases	321,456
2nd generation leases with new tenants	566,136
2nd generation lease renewals	428,887
Total space leased (2)	1,316,479
Vacant space available for lease at the end of the period	3,185,072

Leases executed during the period, in square feet (3)	701,730

Second generation leasing information: (4)
Leases commencing during the period, in square feet	995,023
Weighted Average Lease Term	99 Months
Weighted Average Free Rent Period	108 Days
Total Transaction Costs Per Square Foot (5)	$71.96
Increase in Gross Rents (6)	62.08%
Increase in Net Rents (7)	93.22%
 __________________

(1)	Total square feet of properties placed (and partially placed) in-service during the three months ended March 31, 2020 consists of 5,156 at 145 Broadway and 275,809 at 17Fifty Presidents Street.

(2)	Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2020.

(3)
Represents leases executed during the three months ended March 31, 2020 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three months ended March 31, 2020 is 244,020.

(4)
Second generation leases are defined as leases for space that had previously been leased by us. Of the 995,023 square feet of second generation leases that commenced during the three months ended March 31, 2020, leases for 756,159 square feet were signed in prior periods.

(5)	Total transaction costs include tenant improvements and leasing commissions, but exclude free rent concessions and other inducements in accordance with GAAP.

(6)
Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 727,342 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2020; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(7)
Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 727,342 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2020; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

Transactions during the three months ended March 31, 2020 included the following:
Development/redevelopment

•
On January 28, 2020, we exercised our option to acquire real property at 425 Fourth Street located in San Francisco, California for a purchase price totaling approximately $134.1 million. 425 Fourth Street is expected to support the development of approximately 804,000 square feet of primarily commercial office space. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.

•
On March 26, 2020, we completed and fully placed in-service 17Fifty Presidents Street located in Reston, Virginia. 17Fifty Presidents Street is a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space that is 100% leased.

Dispositions

•
On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco, California. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture. 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, we have an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by us and 51% by the partner. We recognized a gain on the retained and sold interest in the real estate contributed to the joint venture totaling approximately $217.7 million for BXP and $222.4 million for BPLP during the three months ended March 31, 2020, within Gains (Losses) on Sales of Real Estate on the respective Consolidated Statements of Operations, as the fair value of the real estate exceeded its carrying value (See Notes 3 and 5 to the Consolidated Financial Statements).

•
On February 20, 2020, we completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for BXP and approximately $197.1 million for BPLP. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet.

Unconsolidated joint venture activities

•
On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at its Gateway Commons complex located in South San Francisco, California. We will have a 50% interest in the joint venture. See “Dispositions” above for additional information.

•
On January 28, 2020, a joint venture in which we have a 55% interest commenced development of the first phase of its Platform 16 project located in San Jose, California. The first phase of the Platform 16 development project consists of an approximately 390,000 net rentable square foot Class A office building and a below-grade parking garage. Though the joint venture has completed site preparation work, in consultation with our partner, the joint venture has paused construction activities and it will revisit its plans once the economic impact of COVID-19 becomes clearer. On February 20, 2020, the joint venture acquired the land underlying the ground lease for a purchase price totaling approximately $134.8 million. The joint venture had previously made a deposit totaling $15.0 million, which deposit was credited against the purchase price. Platform 16 consists of a parcel of land totaling approximately 5.6 acres that is expected to support the development of approximately 1.1 million square feet of commercial office space.

•
On March 18, 2020, a joint venture in which we have a 50% interest extended the mortgage loan collateralized by Annapolis Junction Building Seven and Building Eight. At the time of the extension, the outstanding balance of the loan totaled approximately $34.6 million, bore interest at a variable rate equal to LIBOR plus 2.35% per annum and matured on March 6, 2020. The extended loan matures on June 30, 2020. Annapolis Junction Building Seven and Building Eight are Class A office properties with approximately 127,000 and 126,000 net rentable square feet, respectively, located in Annapolis, Maryland.

Transactions completed subsequent to March 31, 2020 included the following:

•
On April 22, 2020, a joint venture in which we have a 20% interest extended the mortgage loan collateralized by Metropolitan Square located in Washington, DC. At the time of the extension, the outstanding balance of the loan totaled approximately $156.4 million and was scheduled to mature on May 5, 2020. The extended loan continues to bear interest at a fixed rate of 5.75% per annum and matures on August 5, 2020. Metropolitan Square is a Class A office property with approximately 654,000 net rentable square feet.

•
On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031. The notes were priced at 99.850% of the principal amount to yield an effective rate (including financing fees) of approximately 3.343% per annum to maturity. The notes will mature on January 30, 2031, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $1.24 billion after deducting underwriting discounts and estimated transaction expenses.

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
Our Annual Report on Form 10-K for the year ended December 31, 2019 contains a discussion of our critical accounting policies, except for our policies established following the adoption of Accounting Standards Update (“ASU”) ASU 2016-13, ASU 2018-13, ASU 2018-17 and ASU 2020-04. The adoption of each of the pronouncements is discussed in Note 2 to our Consolidated Financial Statements. Management discusses and reviews our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.
Results of Operations for the Three Months Ended March 31, 2020 and 2019
The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that COVID-19 will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners; any material effect on these parties could also have a material adverse effect on us. The impact of COVID-19 on our revenue, in particular lease and parking revenue for the second quarter of 2020 and thereafter, also cannot be determined at present. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with tenants, government officials and joint venture partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Item 1A: “Risk Factors” for additional details.

Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $399.4 million and $453.0 million for the three months ended March 31, 2020 compared to 2019, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three months ended March 31, 2020 and 2019 (in thousands):

Boston Properties, Inc.

	Three months ended March 31,
	2020	2019	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$497,496	$98,105	$399,391	407.11%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	500,121	100,730	399,391	396.50%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	57,539	11,599	45,940	396.07%
Noncontrolling interests in property partnerships	19,486	18,830	656	3.48%
Net Income	577,146	131,159	445,987	340.04%
Other Expenses:
Add:
Interest expense	101,591	101,009	582	0.58%
Impairment loss	—	24,038	(24,038)	(100.00)%
Other Income:
Less:
Gains (losses) from investments in securities	(5,445)	2,969	(8,414)	(283.40)%
Interest and other income	3,017	3,753	(736)	(19.61)%
Gains (losses) on sales of real estate	410,165	(905)	411,070	45,422.10%
Income (loss) from unconsolidated joint ventures	(369)	213	(582)	(273.24)%
Other Expenses:
Add:
Depreciation and amortization expense	171,094	164,594	6,500	3.95%
Transaction costs	615	460	155	33.70%
Payroll and related costs from management services contracts	3,237	3,395	(158)	(4.65)%
General and administrative expense	36,454	41,762	(5,308)	(12.71)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,237	3,395	(158)	(4.65)%
Development and management services revenue	7,879	9,277	(1,398)	(15.07)%
Net Operating Income	$471,653	$447,715	$23,938	5.35%

Boston Properties Limited Partnership

	Three months ended March 31,
	2020	2019	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$566,333	$113,382	$452,951	399.49%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	568,958	116,007	452,951	390.45%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	19,486	18,830	656	3.48%
Net Income	588,444	134,837	453,607	336.41%
Other Expenses:
Add:
Interest expense	101,591	101,009	582	0.58%
Impairment loss	—	22,272	(22,272)	(100.00)%
Other Income:
Less:
Gains (losses) from investments in securities	(5,445)	2,969	(8,414)	(283.40)%
Interest and other income	3,017	3,753	(736)	(19.61)%
Gains (losses) on sales of real estate	419,654	(905)	420,559	46,470.61%
Income (loss) from unconsolidated joint ventures	(369)	213	(582)	(273.24)%
Other Expenses:
Add:
Depreciation and amortization expense	169,285	162,682	6,603	4.06%
Transaction costs	615	460	155	33.70%
Payroll and related costs from management services contracts	3,237	3,395	(158)	(4.65)%
General and administrative expense	36,454	41,762	(5,308)	(12.71)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,237	3,395	(158)	(4.65)%
Development and management services revenue	7,879	9,277	(1,398)	(15.07)%
Net Operating Income	$471,653	$447,715	$23,938	5.35%

At March 31, 2020 and 2019, we owned or had interests in a portfolio of 196 commercial real estate properties (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2020 and 2019 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
In our analysis of operating results, particularly to make comparisons of net operating income between periods meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us and in-service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties acquired, placed in-service or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income, gains (losses) on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
The gains on sales of real estate, depreciation expense and impairment losses may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in gains on sales of real estate, depreciation expense and impairment losses, when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Quarterly Report on Form 10-Q.
Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 140 properties totaling approximately 39.1 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2019 and owned and in service through March 31, 2020. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2019 or disposed of on or prior to March 31, 2020. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2020 and 2019 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2020	2019	Increase/ (Decrease)	% Change	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$674,879	$647,031	$27,848	4.30%	$3,553	$—	$12,843	$—	$2,148	$4,331	$4,496	$13,371	$697,919	$664,733	$33,186	4.99%
Termination Income	2,399	6,956	(4,557)	(65.51)%	—	—	—	—	—	—	—	(20)	2,399	6,936	(4,537)	(65.41)%
Lease Revenue	677,278	653,987	23,291	3.56%	3,553	—	12,843	—	2,148	4,331	4,496	13,351	700,318	671,669	28,649	4.27%
Parking and Other	23,820	24,757	(937)	(3.78)%	—	—	514	—	6	6	1	10	24,341	24,773	(432)	(1.74)%
Total Rental Revenue (1)	701,098	678,744	22,354	3.29%	3,553	—	13,357	—	2,154	4,337	4,497	13,361	724,659	696,442	28,217	4.05%
Real Estate Operating Expenses	252,219	246,071	6,148	2.50%	1,466	—	2,009	—	1,555	2,360	1,653	5,312	258,902	253,743	5,159	2.03%
Net Operating Income, Excluding Residential and Hotel	448,879	432,673	16,206	3.75%	2,087	—	11,348	—	599	1,977	2,844	8,049	465,757	442,699	23,058	5.21%
Residential Net Operating Income (2)	5,892	3,941	1,951	49.51%	—	—	—	—	—	—	—	—	5,892	3,941	1,951	49.51%
Hotel Net Operating Income (2)	4	1,075	(1,071)	(99.63)%	—	—	—	—	—	—	—	—	4	1,075	(1,071)	(99.63)%
Net Operating Income	$454,775	$437,689	$17,086	3.90%	$2,087	$—	$11,348	$—	$599	$1,977	$2,844	$8,049	$471,653	$447,715	$23,938	5.35%
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

(2)
For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 49. Residential Net Operating Income for the three months ended March 31, 2020 and 2019 is comprised of Residential Revenue of $9,956 and $7,715 less Residential Expenses of $4,064 and $3,774, respectively. Hotel Net Operating Income for the three months ended March 31, 2020 and 2019 is comprised of Hotel Revenue of $6,825 and $8,938 less Hotel Expenses of $6,821 and $7,863, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $27.8 million for the three months ended March 31, 2020 compared to 2019. The increase was a result of our average revenue per square foot increasing by approximately $2.32, contributing approximately $22.4 million, and an approximately $5.4 million increase due to our average occupancy increasing from 93.6% to 94.4%.
Upon the adoption of Accounting Standards Codification (“ASC”) 842 - Leases, any write-off for bad debt, including accrued rent, will be shown as a reduction to lease revenue. However, the degree to which our tenants’ businesses are negatively impacted by COVID-19 could result in a reduction in our cash flows or require that we write-off a tenant’s accrued rent balance and this could have a material adverse effect on lease revenue. See Item 1A: “Risk Factors” for additional details.
Termination Income
Termination income decreased by approximately $4.6 million for the three months ended March 31, 2020 compared to 2019.
Termination income for the three months ended March 31, 2020 related to 15 tenants across the Same Property Portfolio and totaled approximately $2.4 million, which was primarily related to tenants that terminated leases early in New York City and the Boston region.
Termination income for the three months ended March 31, 2019 related to 11 tenants across the Same Property Portfolio and totaled approximately $7.0 million, of which approximately $4.9 million is from two tenants that terminated leases early at 399 Park Avenue in New York City.
Parking and Other Revenue
Parking and other revenue decreased by approximately $0.9 million for the three months ended March 31, 2020 compared to 2019, primarily due to a decrease in transient parking. Due to COVID-19, we expect to see a decrease in parking revenue, for fiscal year 2020, as a result of mandatory business closures and “stay-at-home” orders. See Item 1A: “Risk Factors” for additional details.
Parking revenue generally consists of two primary components: revenue from monthly passes and hourly/daily parking revenue. During 2019, total parking revenue was approximately $100 million and our share of total parking revenue from unconsolidated joint ventures was approximately $13 million. Approximately $40 million of this aggregate amount of consolidated and unconsolidated parking revenue was derived from hourly/daily parking. In April, with stay-at-home orders and business closures, we generated minimal hourly/daily parking revenue and this trend may continue for as long as these stay-at-home orders and business closures continue. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $6.1 million, or 2.5%, for the three months ended March 31, 2020 compared to 2019, due primarily to increases in real estate taxes and other real estate operating expenses of approximately $5.3 million, or 4.2%, and $0.8 million, or 0.7%, respectively. The increase in real estate taxes was primarily experienced in the New York CBD properties.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2019 and March 31, 2020. Rental revenue and real estate operating expenses increased by approximately $3.6 million and $1.5 million, respectively, for the three months ended March 31, 2020 compared to 2019, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2020	2019	Change	2020	2019	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	392,568	$3,553	$—	$3,553	$1,466	$—	$1,466
		392,568	$3,553	$—	$3,553	$1,466	$—	$1,466

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2019 and March 31, 2020. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $13.4 million and $2.0 million, respectively, for the three months ended March 31, 2020 compared to 2019, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
20 CityPoint	Second Quarter, 2019	N/A	211,000	$1,849	$—	$1,849	$588	$—	$588
145 Broadway	Fourth Quarter, 2019	Fourth Quarter, 2019	488,862	10,910	—	10,910	1,188	—	1,188
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	598	—	598	233	—	233
			975,671	$13,357	$—	$13,357	$2,009	$—	$2,009
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2019 and March 31, 2020. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $2.2 million and $0.8 million, respectively, for the three months ended March 31, 2020 compared to 2019.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2020	2019	Change	2020	2019	Change
			(dollars in thousands)
One Five Nine East 53rd Street	August 19, 2016	220,000	$886	$873	$13	$563	$559	$4
325 Main Street (1)	May 9, 2019	115,000	—	1,200	(1,200)	149	493	(344)
200 West Street (2)	September 30, 2019	261,000	1,268	2,264	(996)	843	1,308	(465)
		596,000	$2,154	$4,337	$(2,183)	$1,555	$2,360	$(805)
_______________

(1)	Real estate operating expenses for the three months ended March 31, 2020 includes approximately $0.1 million of demolition costs.

(2)
Rental revenue and real estate operating expenses for the three months ended March 31, 2019 are related to the entire building. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2019 and March 31, 2020. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $8.9 million and $3.7 million, respectively, for the three months ended March 31, 2020 compared to 2019, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$—	$159	$(159)	$—	$189	$(189)
One Tower Center	June 3, 2019	Office	410,000	—	1,205	(1,205)	—	1,176	(1,176)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	—	43	(43)
Washingtonian North	December 20, 2019	Land	N/A	—	—	—	—	36	(36)
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	1,946	7,135	(5,189)	881	2,464	(1,583)
New Dominion Technology Park	February 20, 2020	Office	493,000	2,551	4,862	(2,311)	772	1,404	(632)
			1,914,000	$4,497	$13,361	$(8,864)	$1,653	$5,312	$(3,659)
For additional information on the sale of the above properties and land parcel refer to “Results of Operations—Other Income and Expense Items - Gains (Losses) on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $2.0 million for the three months ended March 31, 2020 compared to 2019.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the three months ended March 31, 2020 and 2019.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)
Average Monthly Rental Rate (1)	$4,510	$4,433	1.7%	$2,419	$2,352	2.8%	$2,342	$2,260	3.6%	$3,027	$2,705	11.9%
Average Rental Rate Per Occupied Square Foot	$5.04	$4.86	3.7%	$2.67	$2.57	3.9%	$2.51	$2.47	1.6%	$5.56	$5.07	9.7%
Average Physical Occupancy (2)	95.0%	94.6%	0.4%	91.5%	90.3%	1.3%	82.2%	53.3%	54.2%	95.5%	63.5%	50.4%
Average Economic Occupancy (3)	94.3%	95.0%	(0.7)%	90.3%	89.3%	1.1%	76.9%	46.4%	65.7%	95.2%	58.2%	63.6%
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

(3)
Average Economic Occupancy is defined as (1) total possible revenue less vacancy loss divided by (2) total possible revenue, expressed as a percentage. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Actual market rents and trends in such rents for a region as reported by others may vary materially from Market Rents used by us. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.

Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $1.1 million for the three months ended March 31, 2020 compared to 2019.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2020 and 2019.

	2020	2019	Change (%)
Occupancy	59.6%	80.2%	(25.7)%
Average daily rate	$211.35	$221.39	(4.5)%
REVPAR	$126.00	$177.63	(29.1)%

As a result of COVID-19, the Boston Marriott Cambridge was closed in March 2020 and is running at a monthly deficit. We do not know when the hotel will re-open and its closure will have a material adverse effect on the hotel’s contribution to our results of operations during the closure. See Item 1A: "Risk Factors" for additional details.
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.4 million for the three months ended March 31, 2020 compared to 2019. Development services revenue decreased by approximately $1.5 million while management services revenue increased by approximately $0.1 million. The decrease in development services revenue was primarily related to a decrease of approximately $2.7 million in development fees and fees associated with tenant improvement projects earned in the Boston region offset by an increase of $0.6 million in development fees earned in the San Francisco region and an increase of $0.6 million in development fees associated with a tenant improvement project earned in the Washington, DC region. The increase in management services revenue was primarily related to an increase in property management fees earned from the Los Angeles region.
General and Administrative Expense
General and administrative expense decreased by approximately $5.3 million for the three months ended March 31, 2020 compared to 2019 primarily due to a decrease in compensation expense. The decrease in compensation expense was related to an approximately $8.4 million decrease in the value of our deferred compensation plan partially offset by an approximately $3.1 million increase in other compensation expense, which includes the expense associated with our equity compensation programs, which includes the acceleration of amortization that occurred for employees that reached a certain age and number of years of service and therefore became vested in these awards sooner.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets, and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2020 and 2019 were approximately $2.8 million and $2.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.2 million for the three months ended March 31, 2020 compared to 2019 due primarily to transaction costs related to the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note that follows the cover page of this Quarterly Report on Form 10-Q.
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $6.5 million for the three months ended March 31, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$164,216	$160,407	$3,809
Properties Acquired Portfolio	2,564	—	2,564
Properties Placed in-Service Portfolio	2,959	—	2,959
Properties in Development or Redevelopment Portfolio	468	673	(205)
Properties Sold Portfolio	887	3,514	(2,627)
	$171,094	$164,594	$6,500
Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $6.6 million for the three months ended March 31, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$162,407	$158,495	$3,912
Properties Acquired Portfolio	2,564	—	2,564
Properties Placed in-Service Portfolio	2,959	—	2,959
Properties in Development or Redevelopment Portfolio	468	673	(205)
Properties Sold Portfolio	887	3,514	(2,627)
	$169,285	$162,682	$6,603

Direct Reimbursements of Payroll and Related Costs From Management Services Contracts and Payroll and Related Costs From Management Service Contracts
We have determined that amounts reimbursed for payroll and related costs received from third parties in connection with management services contracts should be reflected on a gross basis instead of on a net basis as we have determined that we are the principal under these arrangements. We anticipate that these two financial statement line items will generally offset each other.
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the three months ended March 31, 2020 compared to 2019, income (loss) from unconsolidated joint ventures decreased by approximately $0.6 million primarily due to the addition of our Gateway Commons joint venture and the partial placing in-service of the Hub50House joint venture in South San Francisco, CA and Boston, MA, respectively. These joint ventures reduced our net income by approximately $1.4 million for the three months ended March 31, 2020. At March 31, 2020, the Hub50House was only 28% leased and is not expected to be stabilized until the first quarter of 2022. The decrease in net income from the Gateway Commons joint venture was primarily related to depreciation and amortization. These decreases were offset by an approximately $0.8 million increase related to our share of net income from our other unconsolidated joint ventures.

Gains (Losses) on Sales of Real Estate
Gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Quarterly Report on Form 10-Q.
Boston Properties, Inc.
Gains (losses) on sales of real estate increased by approximately $411.1 million for the three months ended March 31, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$217.7	(1)
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	192.3
				$606.0	$254.0	$410.0	(2)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)	(3)
___________

(1)
On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture (See Notes 3 and 5 to the Consolidated Financial Statements).

(2)
Excludes approximately $0.1 million of gains on sales of real estate recognized during the three months ended March 31, 2020 related to gain amounts from sales of real estate occurring in the prior year.

(3)
Excludes approximately $0.3 million of losses on sales of real estate recognized during the three months ended March 31, 2019 related to loss amounts from sales of real estate occurring in prior years.

Boston Properties Limited Partnership
Gains (losses) on sales of real estate increased by approximately $420.6 million for the three months ended March 31, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$222.4	(1)
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	197.1
				$606.0	$254.0	$419.5	(2)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)	(3)

___________

(1)
On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture (See Notes 3 and 5 to the Consolidated Financial Statements).

(2)
Excludes approximately $0.1 million of gains on sales of real estate recognized during the three months ended March 31, 2020 related to gain amounts from sales of real estate occurring in the prior year.

(3)
Excludes approximately $0.3 million of losses on sales of real estate recognized during the three months ended March 31, 2019 related to loss amounts from sales of real estate occurring in prior years.

Interest and Other Income
Interest and other income decreased by approximately $0.7 million for the three months ended March 31, 2020 compared to 2019 due primarily to a decrease in interest rates.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended March 31, 2020 and 2019 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended March 31, 2020 and 2019, we recognized gains (losses) of approximately $(5.4) million and $3.0 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(5.4) million and $3.0 million during the three months ended March 31, 2020 and 2019, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and non-employee directors of BXP participating in the plans.
Impairment Loss
Impairment loss may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note that follows the cover page of this Quarterly Report on Form 10-Q.
At March 31, 2019, we evaluated the expected hold period of our One Tower Center property located in East Brunswick, New Jersey and, based on a shorter-than-expected hold period, we reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million. On June 3, 2019, we completed the sale of the property. One Tower Center is an approximately 410,000 net rentable square foot Class A office property.
Interest Expense
Interest expense increased by approximately $0.6 million for the three months ended March 31, 2020 compared to 2019, as detailed below.

Component	Change in interest expense for the three months ended March 31, 2020 compared to March 31, 2019
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	$7,259
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	5,082
Increase in interest due to finance leases	1,781
Other interest expense (excluding senior notes)	198
Total increases to interest expense	14,320
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(9,865)
Increase in capitalized interest related to development projects that had finance leases	(1,781)
Decrease in interest rates for the 2017 Credit Facility	(972)
Repayment of a bond financing collateralized by New Dominion Technology Building One	(565)
Increase in capitalized interest related to development projects	(555)
Total decreases to interest expense	(13,738)
Total change in interest expense	$582
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended March 31, 2020 and 2019 was approximately $14.1 million and $11.8 million, respectively. These costs are not included in the interest expense referenced above.
At March 31, 2020, our outstanding variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit facility (the “2017 Credit Facility”), which includes the $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) and the $1.5 billion revolving line of credit (the “Revolving Facility”). The Delayed Draw Facility and Revolving Facility had $500.0 million and $250.0 million outstanding as of March 31, 2020, respectively. For a summary of our consolidated debt as of March 31, 2020 and March 31, 2019 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031 (See Note 12 to the Consolidated Financial Statements). We used a portion of the net proceeds from this offering for the repayment of borrowings outstanding under the Revolving Facility.
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $0.7 million for the three months ended March 31, 2020 compared to 2019, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2020	2019	Change
	(in thousands)
Salesforce Tower (1)	$—	$116	$(116)
767 Fifth Avenue (the General Motors Building) (2)	1,660	2,298	(638)
Times Square Tower	6,869	6,892	(23)
601 Lexington Avenue	4,850	4,664	186
100 Federal Street (3)	3,661	2,555	1,106
Atlantic Wharf Office Building	2,446	2,305	141
	$19,486	$18,830	$656
_______________

(1)	On April 1, 2019, we acquired our partner’s 5% interest and subsequently own 100%.

(2)	The decrease was primarily due to a decrease in lease revenue from our tenants.

(3)	The increase was primarily due to an increase in lease revenue from our tenants.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $45.9 million for the three months ended March 31, 2020 compared to 2019 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020 partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

The following table presents information on properties under construction as of March 31, 2020 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 3/31/2020 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
20 CityPoint	First Quarter, 2021	Waltham, MA	1	211,000	$77,622	$97,000	$—	$—	$19,378	63%	(6)
Dock 72 (50% ownership)	Third Quarter, 2021	Brooklyn, NY	1	670,000	201,569	243,150	125,000	90,578	7,159	33%	(7)
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	110,493	418,400	—	—	307,907	90%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	632,000	136,514	267,300	200,000	61,218	—	95%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Third Quarter, 2022	Bethesda, MD	1	734,000	103,848	198,900	127,500	40,768	8,320	100%
Reston Gateway	Fourth Quarter, 2023	Reston, VA	2	1,062,000	207,516	715,300	—	—	507,784	72%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	469,000	76,983	356,100	—	—	279,117	61%
Total Office Properties under Construction			8	4,198,000	914,545	2,296,150	452,500	192,564	1,129,665	74%
Residential
Hub50House (440 units) (50% ownership)	First Quarter, 2022	Boston, MA	1	320,000	139,938	153,500	90,000	77,685	1,247	41%	(8)
The Skylyne (402 units)	First Quarter, 2022	Oakland, CA	1	324,000	221,806	263,600	—	—	41,794	—	(9)
Total Residential Properties under Construction			2	644,000	361,744	417,100	90,000	77,685	43,041	41%
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	Fourth Quarter, 2020	New York, NY	—	220,000	131,712	150,000	—	—	18,288	96%	(10)
200 West Street	Fourth Quarter, 2021	Waltham, MA	—	126,000	5,120	47,800	—	—	42,680	—%	(11)
Total Redevelopment Properties under Construction			—	346,000	136,832	197,800	—	—	60,968	61%
Total Properties under Construction and Redevelopment			10	5,188,000	$1,413,121	$2,911,050	$542,500	$270,249	$1,233,674	73%	(12)

___________

(1)	Represents our share.

(2)
Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through March 31, 2020.

(3)	Includes approximately $91.6 million of unpaid but accrued construction costs and leasing commissions.

(4)	Excludes approximately $91.6 million of unpaid but accrued construction costs and leasing commissions.

(5)	Represents percentage leased as of May 5, 2020, including leases with future commencement dates.

(6)	This property is 65% placed in-service as of March 31, 2020.

(7)	This property is 34% placed in-service as of March 31, 2020.

(8)	This property is 81% placed in-service as of March 31, 2020.

(9)	This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.

(10)	Represents the low-rise portion of 601 Lexington Avenue.

(11)	Represents a portion of the property under redevelopment for conversion to laboratory space.

(12)	Percentage leased excludes residential units.

Lease revenue (which includes recoveries from tenants), other income from operations, available cash balances, mortgage financings and draws on BPLP’s Revolving Facility are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.
Material adverse changes in one or more sources of capital, including from the impacts of COVID-19, may adversely affect our net cash flows. For example, we may experience a decrease in cash rent collections resulting from restrictions implemented to limit the spread of COVID-19, including delays in tenant improvements and decreases in parking and hotel revenue. In turn, these changes could adversely affect our ability to fund operating expenses, dividends and distributions, debt service payments, maintenance and repositioning capital expenditures and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s 2017 Credit Facility and unsecured senior notes.
Our primary uses of capital will be the completion of our current and committed development and redevelopment projects. As of March 31, 2020, our share of the remaining development and redevelopment costs that we expect to fund through 2024 is approximately $1.2 billion.
As of May 5, 2020, we have approximately $1.6 billion of cash and cash equivalents, of which approximately $124 million is attributable to our consolidated joint venture partners, as well as approximately $151 million held in escrow for 1031 exchanges. Our cash and cash equivalents balance includes the proceeds from BPLP’s issuance of $1.25 billion of 3.250% unsecured senior notes due 2031, which generated net proceeds of approximately $1.24 billion. We used $250.0 million of the net proceeds from this offering for the repayment of borrowings outstanding under the Revolving Facility. In addition, during the first quarter of 2020, we enhanced our liquidity with the sale of our New Dominion Technology Park property located in Herndon, Virginia, which generated net cash proceeds of approximately $254 million.
Although the full extent to which COVID-19 impacts our liquidity and capital resources will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time, we believe that our strong liquidity, including, as of May 5, 2020, the approximately $1.5 billion available under the Revolving Facility, and proceeds from debt financings and asset sales will provide sufficient liquidity to fund our remaining capital requirements on existing development and redevelopment projects, fund pending new developments and still be able to act opportunistically on attractive investment opportunities.
We have not sold any shares under BXP’s $600.0 million at the market (ATM) program and intend to renew the program prior to its expiration in June 2020.
We may seek to enhance our liquidity to provide sufficient capacity to fund our remaining capital requirements on existing development/redevelopment projects, fund our foreseeable potential development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Our unconsolidated joint ventures have approximately $498.8 million of debt maturing in 2020, of which our share is approximately $202.5 million. We have no debt maturing until BPLP’s $850 million of 4.125% senior unsecured notes mature in May 2021, and we intend to continue to evaluate the costs associated with an early refinancing or redemption of all or a portion of this maturity. Depending on interest rates and overall conditions in the debt and equity markets, we may decide to access either or both of these markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending BPLP’s use of the proceeds, which would increase our net interest expense and be dilutive to our earnings.
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
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income, liquidity requirements and other circumstances, including the impact of COVID-19, and there can be no assurance that the future dividends declared by BXP’s Board of Directors will not differ materially from the current quarterly dividend amount.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $858.6 million and $432.3 million at March 31, 2020 and 2019, respectively, representing an increase of approximately $426.3 million. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$175,197	$207,234	$(32,037)
Net cash used in investing activities	(73,793)	(223,515)	149,722
Net cash provided by (used in) financing activities	65,288	(190,612)	255,900
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 8.3 years with occupancy rates historically in the range of 90% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that COVID-19 will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners; any material effect on these parties could also have a material adverse effect on us. See Item 1A: “Risk Factors” for additional details.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2020 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sales of real estate. Cash used in investing activities for the three months ended March 31, 2019 consisted primarily of the acquisition of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale or real estate, as detailed below:

	Three months ended March 31,
	2020	2019
	(in thousands)
Acquisition of real estate (1)	$—	$(43,061)
Construction in progress (2)	(143,160)	(85,632)
Building and other capital improvements	(39,154)	(32,719)
Tenant improvements	(64,172)	(54,242)
Proceeds from sales of real estate (3)	259,489	20,019
Capital contributions to unconsolidated joint ventures (4)	(89,997)	(26,995)
Investments in securities, net	3,201	(885)
Net cash used in investing activities	$(73,793)	$(223,515)
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

(2)
Construction in progress for the three months ended March 31, 2020 includes ongoing expenditures associated with 17Fifty Presidents Street, which was completed and placed in-service during the three months ended March 31, 2020 and 20 CityPoint, which was partially placed in-service during the year ended December 31, 2019. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, Reston Gateway, 2100 Pennsylvania Avenue, 200 West Street, The Skylyne and 325 Main Street.

Construction in progress for the three months ended March 31, 2019 includes ongoing expenditures associated with Salesforce Tower, which was placed in-service during the year ended December 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, Reston Gateway and The Skylyne.

(3)
On February 20, 2020, we completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for BXP and approximately $197.1 million for BPLP. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet.

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

(4)
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2020 consisted primarily of cash contributions of approximately $64.5 million, $16.8 million and $4.0 million to our Platform 16, 3 Hudson Boulevard and Metropolitan Square joint ventures, respectively.

Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2019 consisted primarily of cash contributions of approximately $23.3 million to our 100 Causeway Street joint venture.
Cash provided by financing activities for the three months ended March 31, 2020 totaled approximately $65.3 million. This consisted primarily of the proceeds from borrowing under the Revolving Facility, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	March 31, 2020
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	155,315	155,315	$14,324,702
Common Operating Partnership Units	17,765	17,765	1,638,466	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity		173,080	$16,163,168

Consolidated Debt			$12,061,224
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,027,547
Subtract:
Partners’ share of Consolidated Debt (4)			(1,198,575)
BXP’s Share of Debt			$11,890,196

Consolidated Market Capitalization			$28,224,392
BXP’s Share of Market Capitalization			$28,053,364
Consolidated Debt/Consolidated Market Capitalization			42.73%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			42.38%
_______________

(1)
Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on March 31, 2020 of $92.23.

(2)	Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2017 MYLTIP Units), but excludes MYLTIP Units granted between 2018 and 2020.

(3)	See page 70 for additional information.

(4)	See page 69 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on March 31, 2020, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

(i)	the number of outstanding shares of common stock of BXP,

(ii)	the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),

(iii)	the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and

(iv)	the number of OP Units issuable upon conversion of 2012 OPP Units, 2013 - 2017 MYLTIP Units that were issued in the form of LTIP Units; plus
(3)     the aggregate liquidation preference ($2,500 per share) of the outstanding shares of BXP’s 5.25% Series B Cumulative Redeemable Preferred Stock.

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2018 - 2020 MYLTIP Units are not included in this calculation as of March 31, 2020.
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
Debt Financing
As of March 31, 2020, we had approximately $12.1 billion of outstanding consolidated indebtedness, representing approximately 42.73% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $8.4 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.76% per annum and maturities in 2021 through 2030 (See Note 12 to the Consolidated Financial Statements), (2) $2.9 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.90% per annum and weighted-average term of 6.1 years and (3) $749.1 million (net of deferred financing fees) outstanding under BPLP’s 2017 Credit Facility that matures on April 24, 2022.

The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at March 31, 2020 and March 31, 2019.

	March 31,
	2020	2019
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,919,157	$2,959,908
Unsecured senior notes, net	8,393,009	7,547,043
Unsecured line of credit	250,000	—
Unsecured term loan, net	499,058	498,607
Consolidated Debt	12,061,224	11,005,558
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,027,547	919,217
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,198,575)	(1,203,572)
BXP’s Share of Debt	$11,890,196	$10,721,203

	March 31,
	2020	2019
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	93.79%	95.47%
Variable rate	6.21%	4.53%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.80%	4.01%
Variable rate	2.16%	3.49%
Total	3.70%	3.99%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.69%	3.91%
Variable rate	2.07%	3.40%
Total	3.59%	3.88%
Weighted-average maturity at end of period (in years):
Fixed rate	5.8	5.9
Variable rate	2.1	3.1
Total	5.6	5.7
_______________

(1)	See page 70 for additional information.

(2)	See page 69 for additional information.
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

On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP’s March 31, 2020 credit rating and matures on April 24, 2022.
As of March 31, 2020, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, $250.0 million borrowings under its Revolving Facility and letters of credit totaling approximately $2.5 million outstanding with the ability to borrow approximately $1.2 billion under the Revolving Facility. As of May 5, 2020, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and letters of credit totaling approximately $2.5 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility.
Unsecured Senior Notes, Net
The following summarizes BPLP’s outstanding unsecured senior notes as of March 31, 2020 (dollars in thousands) (See Note 12 to the Consolidated Financial Statements):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	4.125%	4.289%	$850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
Total principal			8,450,000
Net unamortized discount			(16,663)
Deferred financing costs, net			(40,328)
Total			$8,393,009
_______________

(1)	Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.

(2)	No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2020, BPLP was in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2020:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
University Place	6.94%	6.99%	$3,106	$(17)	$3,089	N/A		August 1, 2021

Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(25,099)	2,274,901	$910,050	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	641,836	(669)	641,167	288,525	(5)	April 10, 2022
			2,941,836	(25,768)	2,916,068	1,198,575
Total			$2,944,942	$(25,785)	$2,919,157	$1,198,575
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions (if any).

(2)	The mortgage loan requires interest only payments with a balloon payment due at maturity.

(3)	This property is owned by a consolidated entity in which we have a 60% interest. The partners’ share of the carrying amount has been adjusted for basis differentials.

(4)
In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2020, the maximum funding obligation under the guarantee was approximately $57.1 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 6 to the Consolidated Financial Statements).

(5)	This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At March 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.3 billion (of which our proportionate share is approximately $1.0 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2020. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(2,786)	$297,214	$163,468	(2)(3)	July 19, 2025
Market Square North	50%	4.85%	4.91%	115,529	(42)	115,487	57,743		October 1, 2020
Annapolis Junction Building Six	50%	3.41%	3.56%	12,401	(14)	12,387	6,193	(4)	November 17, 2020
Annapolis Junction Building Seven and Eight	50%	4.02%	4.17%	34,630	(26)	34,604	17,302	(5)	June 30, 2020
1265 Main Street	50%	3.77%	3.84%	37,957	(327)	37,630	18,815		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(757)	549,243	274,622	(2)	August 9, 2027
Dock 72	50%	3.65%	4.79%	181,156	(2,576)	178,580	89,290	(2)(6)	December 18, 2020
The Hub on Causeway - Podium	50%	3.59%	4.08%	173,408	(1,460)	171,948	85,974	(2)(7)	September 6, 2021
Hub50House	50%	3.35%	3.63%	155,370	(1,062)	154,308	77,154	(2)(8)	April 19, 2022
100 Causeway Street	50%	3.15%	3.36%	122,435	(2,894)	119,541	59,770	(2)(9)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50%	2.69%	3.24%	81,535	(4,293)	77,242	38,621	(2)(10)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(187)	104,813	31,444	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	224,304	(849)	223,455	55,864		January 5, 2025
3 Hudson Boulevard	25%	4.97%	5.05%	80,000	(209)	79,791	19,948	(2)(11)	July 13, 2023
Metropolitan Square	20%	5.75%	5.81%	156,701	(6)	156,695	31,339	(12)	May 5, 2020
Total				$2,330,426	$(17,488)	$2,312,938	$1,027,547
_______________

(1)	GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.

(2)	The loan requires interest only payments with a balloon payment due at maturity.

(3)
The loan bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. A subsidiary of the joint venture entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts.

(4)	The loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2020.

(5)	The loan bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on June 30, 2020.

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

(11)
We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets.

(12)	On April 22, 2020, the maturity date was extended to August 5, 2020.
State and Local Tax Matters
Because BXP is organized and qualifies as a REIT, it is generally not subject to federal income taxes, but is subject to certain state and local taxes. In the normal course of business, certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits or other inquiries. Although we believe that we have substantial arguments in favor of our position in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.
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

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$497,496	$98,105
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of the Operating Partnership	57,539	11,599
Noncontrolling interests in property partnerships	19,486	18,830
Net income	577,146	131,159
Add:
Depreciation and amortization	171,094	164,594
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,627)	(18,002)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	18,332	15,470
Corporate-related depreciation and amortization	(469)	(395)
Impairment loss	—	24,038
Less:
Gains (losses) on sales of real estate	410,165	(905)
Noncontrolling interests in property partnerships	19,486	18,830
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	316,200	296,314
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	32,138	30,307
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$284,062	$266,007
Our percentage share of Funds from Operations—basic	89.84%	89.77%
Weighted average shares outstanding—basic	155,011	154,525

Reconciliation to Diluted Funds from Operations:

	Three months ended March 31,
	2020		2019
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$316,200	172,549	$296,314	172,131
Effect of Dilutive Securities:
Stock based compensation	—	247	—	319
Diluted Funds from Operations	$316,200	172,796	$296,314	172,450
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	32,092	17,538	30,251	17,606
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$284,108	155,258	$266,063	154,844
 _______________

(1)	BXP’s share of diluted Funds from Operations was 89.85% and 89.79% for the three months ended March 31, 2020 and 2019, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$566,333	$113,382
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	19,486	18,830
Net income	588,444	134,837
Add:
Depreciation and amortization	169,285	162,682
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,627)	(18,002)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	18,332	15,470
Corporate-related depreciation and amortization	(469)	(395)
Impairment loss	—	22,272
Less:
Gains (losses) on sales of real estate	419,654	(905)
Noncontrolling interests in property partnerships	19,486	18,830
Preferred distributions	2,625	2,625
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (1)	$316,200	$296,314
Weighted average units outstanding—basic	172,549	172,131
 _______________

(1)	Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2017 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Three months ended March 31,
	2020		2019
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$316,200	172,549	$296,314	172,131
Effect of Dilutive Securities:
Stock based compensation	—	247	—	319
Diluted Funds from Operations	$316,200	172,796	$296,314	172,450

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

During the three months ended March 31, 2020, we paid approximately $81.9 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended March 31, 2020, we and our unconsolidated joint venture partners incurred approximately $36 million of new tenant-related obligations associated with approximately 702,000 square feet of second generation leases, or approximately $52 per square foot. We did not sign any first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of March 31, 2020. As of March 31, 2020, approximately $11.3 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2020, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.85% (2.07%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2020	2021		2022	2023	2024	2025+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$10,076	$13,440		$611,132	$(3,494)	$(3,494)	$2,291,497	$2,919,157	$3,054,533
GAAP Average Interest Rate	5.07%	4.98%		4.79%	—%	—%	3.64%	3.90%
Variable Rate	—	—		—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(7,720)	$840,465		$(9,074)	$1,492,008	$693,286	$5,384,044	$8,393,009	$8,449,511
GAAP Average Interest Rate	—%	4.29%		—%	3.73%	3.92%	3.67%	3.76%
Variable Rate	(341)	(451)		749,850	—	—	—	749,058	750,379
Total Debt	$2,015	$853,454	—	$1,351,908	$1,488,514	$689,792	$7,675,541	$12,061,224	$12,254,423

At March 31, 2020, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.69% per annum. At March 31, 2020, our outstanding variable rate debt based on LIBOR totaled approximately $750.0 million. At March 31, 2020, the coupon/stated rate on our variable rate debt was approximately 2.07% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.9 million for the three months ended March 31, 2020.
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
ITEM 4—Controls and Procedures.
Boston Properties, Inc.
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Boston Properties Limited Partnership
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) with the additional risk factor set forth below. This supplemental risk factor should be read in conjunction with the other risk factors described in the Form 10-K.

The COVID-19 pandemic has caused severe disruptions in the United States and global economies and we expect it will continue to materially and adversely affect our financial condition, results of operations, cash flows, liquidity and performance and that of our tenants.
Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.
The global impact of the COVID-19 pandemic is continually evolving and public health officials and governmental authorities, including those in all of the markets in which we operate, have reacted by taking measures such as prohibiting people from congregating in heavily populated areas, instituting quarantines, restricting travel, issuing “stay-at-home” orders, restricting the types of businesses that may continue to operate (including the types of construction projects that may proceed) and closing schools, among many others. Most of these restrictions began in earnest in March 2020 and they quickly had a material adverse impact on economic and market conditions around the world, including the United States and the markets in which our properties are located, and on us. It is possible that public health officials and governmental authorities in the markets in which we operate may impose additional restrictions in an effort to slow the spread of COVID-19 or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of these adverse impacts on the economy. There is great uncertainty regarding the duration and breadth of the COVID-19 pandemic, as well as possible future responses, which makes it impossible for us to predict with certainty the impact that COVID-19 will have on us and our tenants at this time. Factors related to COVID-19 that have had, or could have, a material adverse effect on our results of operations and financial condition, include:

•
a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, which could adversely affect our operations and those of our tenants;

•
reduced economic activity impacting the businesses, financial condition and liquidity of our tenants has caused, and is expected to continue to cause, one or more of our tenants to be unable to meet their obligations to us, including their ability to make rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy;

•
the failure of our tenants to properly implement or deploy their business continuity plans, or if those plans are ineffective, it could have a material adverse effect on our tenants’ businesses and their ability to pay rent;

•
the impact of new or continued complete or partial shutdowns of the operations of one or more of our tenants’ businesses, including office, hotel and retail tenants, and parking operators, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, could force our tenants to reduce, delay or eliminate offerings of their products and services, which could result in less revenue, income and cash flow, and possibly their bankruptcy or insolvency, which in turn could:

•	reduce our cash flows,

•	adversely impact our ability to finance, refinance or sell a property,

•	adversely impact our ability to continue paying dividends to our stockholders at current levels, or at all, and

•	result in additional legal and other costs to enforce our rights, collect rent and/or re-lease the space occupied by the distressed tenant;

•
the duration and scope of the mandatory business closures and “stay-at-home” orders have had, and are expected to continue to have, a severe negative impact on our retail tenants that depend on in-person interactions with their customers to generate revenues and have resulted, and are expected to continue to result, in most retail tenants being unable to make timely rental payments in full or at all;

•
the extent to which COVID-19 decreases customers’ willingness to frequent or prevents customers from frequenting, our tenants’ businesses in the future, may result in our retail tenants’ continued inability to make timely rental payments to us under their leases;

•
many of our retail and some of our office tenants have approached us seeking either rent concessions, deferrals or abatements, and the extent to which we grant these requests or instead seek to enforce our legal remedies could have a material adverse effect on our results of operations, liquidity and cash flows;

•
the degree to which our tenants’ businesses have been and continue to be negatively impacted may require us to write-off a tenant’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;

•
if new or existing actions or measures implemented to prevent the spread of COVID-19 continue to result in increasing unemployment, it may negatively affect the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent, in full or at all, in a timely manner;

•
the impact of prolonged restrictions on freedom of movement and business operations, such as travel bans, business closures and “stay-at-home” orders have had, and are expected to continue to have, a material adverse effect on the operators of our parking garages and our hotel property, which negatively impacts our revenues and may also result in a decrease in demand for hotel stays even after the travel bans and other restrictions are lifted;

•
our failure, or that of any of our joint venture partners’, to meet our or their, as applicable, responsibilities or obligations to the other or to third parties, such as lenders, including a failure to contribute additional capital needed by the ventures or a default by a party under a joint venture agreement or other agreement relating to a joint venture, each of which, in our case, could result in dilution of our interest or a loss of our management and other rights relating to our joint ventures, and in the case of a joint venture partner, could result in our payment of the partner’s share of the additional capital;

•
the impact of COVID-19 could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in unconsolidated joint ventures, and any such impairment could have a material adverse effect on our results of operations in the periods in which the charge is taken;

•	we may be unable to restructure or amend leases with certain of our tenants on terms favorable to us or at all;

•
the impact and validity of interpretations of lease provisions and related claims by tenants regarding their obligations to pay rent as a result of COVID-19, and any court rulings or decisions interpreting these provisions, could have a material adverse effect on our results of operations and liquidity;

•
restrictions intended to prevent the spread of COVID-19 have limited, and are expected to continue to limit, our leasing activities, such as property tours, and may have a material adverse effect on our ability to renew leases, lease vacant space or re-lease available space as leases expire in our properties on favorable terms, or at all;

•
COVID-19 has caused a material decline in general business activity and demand for real estate transactions, and if this persists, it would adversely affect our ability or desire to make strategic acquisitions or dispositions;

•
the impact of recent and future efforts by state, local, federal and industry groups to enact laws and regulations have restricted, and may further restrict, the ability of landlords, such as us, to collect rent, enforce remedies for the failure to pay rent, or otherwise enforce the terms of the lease agreements, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions;

•
the extent of construction delays on our development/redevelopment projects due to work-stoppage orders, disruptions in the supply of materials, delays in permitting or inspections, or other factors could result in our failure to meet the development milestones set forth in any applicable lease agreement, which could provide the tenant the right to terminate its lease or entitle the tenant to monetary damages, delay the commencement or completion of construction and our anticipated lease-up plans for a development/redevelopment project or our overall development pipeline, including recognizing revenue for new leases, that may cause returns on investment to be less than projected, and/or increase the costs of construction of new or existing projects, any of which could adversely affect our investment returns, profitability and/or our future growth;

•
we may be unable to access debt and equity capital on attractive terms, or at all, and a further disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our tenants’ and our access to capital and other sources of funding necessary to fund our respective operations or address maturing liabilities on a timely basis;

•
the financial effects of the COVID-19 pandemic on our future financial results, cash flows and financial condition could adversely impact our compliance with the financial covenants of our credit facility and other debt agreements and could result in an event of default and the acceleration of indebtedness, which could negatively impact our financial condition, results of operations and our ability to make additional borrowings and pay dividends;

•
adaptions made by companies in response to “stay-at-home” orders and future limitations on in-person work environments could lead to a sustained shift away from collective in-person work environments and adversely affect the overall demand for office space across our portfolio over the long term;

•
the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, including some of our tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “stay-at-home” orders and social distancing practices, and the potential for a prolonged, severe recession, could have a material adverse impact on our financial condition and results of operations;

•
increased vulnerability to cyber-security threats and potential breaches, including phishing attacks, malware and impersonation tactics, resulting from the increase in numbers of individuals working from home;

•
the potential that business interruption, loss of rental income and/or other associated expenses related to our operations will not be covered in whole or in part by our insurance policies, which may increase unreimbursed liabilities;

•
if the health of our employees, particularly our key personnel and property management teams, are negatively impacted, we may be unable to ensure business continuity and be exposed to lawsuits from tenants;

•	if we choose to pay dividends in our stock instead of cash, our stockholders may have to pay income taxes on the dividends without receiving a corresponding amount of cash;

•
uncertainty as to what conditions must be satisfied before government authorities lift “stay-at-home” orders and public health officials begin the process of gradually returning Americans to work and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages; and

•
limited access to our facilities, management, tenants, support staff and professional advisors could decrease the effectiveness of our disclosure controls and procedures, internal controls over financial reporting and other risk mitigation strategies, increase our susceptibility to security breaches, hamper our ability to comply with regulatory obligations and prevent us from conducting our business as efficiently and effectively as we otherwise would have.

The full extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time. The fluidity of the situation presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows, liquidity and overall performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 are heightened risks as a result of the impact of the COVID-19 pandemic.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.

(a)
During the three months ended March 31, 2020, BXP issued an aggregate of 461,856 shares of common stock in exchange for 461,856 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 376,104 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2020 - January 31, 2020	7,149	(1)	$138.12	N/A	N/A
February 1, 2020 - February 29, 2020	228	(1)	$144.56	N/A	N/A
March 1, 2020 - March 31, 2020	915	(2)	$0.01	N/A	N/A
Total	8,292		$123.06	N/A	N/A
___________

(1)	Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(2)
Represents shares of restricted common stock of BXP repurchased in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

Boston Properties Limited Partnership

(a)
Each time BXP issues shares of stock (other than in exchange for common units of BPLP when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2020, in connection with issuances of common stock by BXP pursuant to issuances to employees of restricted common stock and exercises of non-qualified stock options under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan and pursuant to issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, BPLP issued an aggregate of approximately 70,694 common units to BXP in exchange for approximately $4.29 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2020 - January 31, 2020	8,693	(1)	$113.63	N/A	N/A
February 1, 2020 - February 29, 2020	271,170	(2)	$0.37	N/A	N/A
March 1, 2020 - March 31, 2020	915	(3)	$0.01	N/A	N/A
Total	280,778		$3.88	N/A	N/A
___________

(1)
Includes 1,482 LTIP units and 62 2016 MYLTIP units that were repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements and 2016 MYLTIP award agreement, such LTIP units and 2016 MYLTIP units were repurchased at a price $0.25 per unit, which was the amount originally paid by such employee for such units. Also includes 7,149 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(2)
Includes 270,942 2017 MYLTIP units. The measurement period for such 2017 MYLTIP units ended on February 6, 2020 and BXP’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2017 MYLTIP units. Under the terms of the applicable 2017 MYLTIP award agreements, the 270,942 unearned 2017 MYLTIP units were repurchased at a price of $0.25 per 2017 MYLTIP unit, which was the amount originally paid by each employee for the units. Also includes 228 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

(3)
Includes 915 common units of BPLP previously held by BXP that were redeemed in connection with the repurchase of restricted shares of common stock of BXP in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.

(a)	None.

(b)	None.

ITEM 6—Exhibits.

(a)	Exhibits

3.1	—	Third Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. filed on May 19, 2016.)

3.2	—
Amendment No. 1 to Third Amended and Restated By-laws of Boston Properties, Inc., effective as of March 20, 2020. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on March 24, 2020.)

4.1	—
Supplemental Indenture No. 21, dated as of May 5, 2020, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.250% Senior Note due 2031. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 5, 2020.)

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

BOSTON PROPERTIES, INC.

May 8, 2020	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 8, 2020	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)