Form 10-Q
period 2020-06-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2020-08-10
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
(617) 236-3300
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Boston Properties, Inc.	Common Stock, par value $0.01 per share	BXP	New York Stock Exchange
Boston Properties, Inc.	Depositary Shares Each Representing 1/100th of a share	BXP PRB	New York Stock Exchange
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
Boston Properties, Inc. ☐     Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.: Yes  ☐    No  ☒  Boston Properties Limited Partnership: Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	155,633,800
(Registrant)	(Class)	(Outstanding on August 3, 2020)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of June 30, 2020, BXP owned an approximate 89.9% ownership interest in BPLP. The remaining approximate 10.1% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the quarterly reports on Form 10-Q of BXP and BPLP into this single report provides the following benefits:
•enhances investors’ understanding of BXP and BPLP by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more concise and readable presentation because a substantial portion of the disclosure applies to both BXP and BPLP; and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $274.8 million, or 1.6% at June 30, 2020, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:
• Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
• Note 3. Real Estate;
• Note 9. Stockholders’ Equity / Partners’ Capital;
• Note 10. Earnings Per Share / Common Unit; and
• Note 12. Segment Information
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for share and par value amounts)
	June 30, 2020	December 31, 2019
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,581,689 and $6,497,031 at June 30, 2020 and December 31, 2019, respectively)	$22,575,903	$22,502,976
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2020 and December 31, 2019, respectively)	237,394	237,394
Right of use assets - operating leases	147,512	148,640
Less: accumulated depreciation (amounts related to VIEs of $(1,112,769) and $(1,058,495) at June 30, 2020 and December 31, 2019, respectively)	(5,292,389)	(5,266,798)
Total real estate	17,668,420	17,622,212
Cash and cash equivalents (amounts related to VIEs of $300,552 and $280,033 at June 30, 2020 and December 31, 2019, respectively)	1,691,047	644,950
Cash held in escrows	300,608	46,936
Investments in securities	32,848	36,747
Tenant and other receivables, net (amounts related to VIEs of $11,989 and $28,918 at June 30, 2020 and December 31, 2019, respectively)	82,545	112,807
Related party note receivable, net	78,520	80,000
Notes receivable, net	25,480	15,920
Accrued rental income, net (amounts related to VIEs of $304,929 and $298,318 at June 30, 2020 and December 31, 2019, respectively)	1,069,004	1,038,788
Deferred charges, net (amounts related to VIEs of $190,708 and $214,769 at June 30, 2020 and December 31, 2019, respectively)	655,813	689,213
Prepaid expenses and other assets (amounts related to VIEs of $18,741 and $20,931 at June 30, 2020 and December 31, 2019, respectively)	56,768	41,685
Investments in unconsolidated joint ventures	1,339,724	955,647
Total assets	$23,000,777	$21,284,905
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,913,287 and $2,918,806 at June 30, 2020 and December 31, 2019, respectively)	$2,915,852	$2,922,408
Unsecured senior notes, net	9,633,577	8,390,459
Unsecured line of credit	—	—
Unsecured term loan, net	499,150	498,939
Lease liabilities - finance leases (amounts related to VIEs of $20,227 and $20,189 at June 30, 2020 and December 31, 2019, respectively)	230,146	224,042
Lease liabilities - operating leases	200,979	200,180
Accounts payable and accrued expenses (amounts related to VIEs of $25,685 and $45,777 at June 30, 2020 and December 31, 2019, respectively)	328,292	377,553
Dividends and distributions payable	171,077	170,713
Accrued interest payable	95,274	90,016
Other liabilities (amounts related to VIEs of $132,460 and $140,110 at June 30, 2020 and December 31, 2019, respectively)	373,281	387,994
Total liabilities	14,447,628	13,262,304
Commitments and contingencies	—	—
Redeemable deferred stock units— 66,424 and 60,676 units outstanding at redemption value at June 30, 2020 and December 31, 2019, respectively	6,003	8,365

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for share and par value amounts)
	June 30, 2020	December 31, 2019
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 155,701,186 and 154,869,198 issued and 155,622,286 and 154,790,298 outstanding at June 30, 2020 and December 31, 2019, respectively	1,556	1,548
Additional paid-in capital	6,340,665	6,294,719
Dividends in excess of earnings	(302,511)	(760,523)
Treasury common stock at cost, 78,900 shares at June 30, 2020 and December 31, 2019	(2,722)	(2,722)
Accumulated other comprehensive loss	(54,921)	(48,335)
Total stockholders’ equity attributable to Boston Properties, Inc.	6,182,067	5,684,687
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	640,491	600,860
Property partnerships	1,724,588	1,728,689
Total equity	8,547,146	8,014,236
Total liabilities and equity	$23,000,777	$21,284,905

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Lease	$630,119	$680,189	$1,340,230	$1,359,440
Parking and other	13,946	26,319	38,450	51,225
Hotel	99	14,844	6,924	23,782
Development and management services	8,125	9,986	16,004	19,263
Direct reimbursements of payroll and related costs from management services contracts	2,484	2,403	5,721	5,798
Total revenue	654,773	733,741	1,407,329	1,459,508
Expenses
Operating
Rental	239,787	257,971	502,753	515,488
Hotel	1,973	9,080	8,794	16,943
General and administrative	37,743	35,071	74,197	76,833
Payroll and related costs from management services contracts	2,484	2,403	5,721	5,798
Transaction costs	332	417	947	877
Depreciation and amortization	178,188	177,411	349,282	342,005
Total expenses	460,507	482,353	941,694	957,944
Other income (expense)
Income from unconsolidated joint ventures	1,832	47,964	1,463	48,177
Gains on sales of real estate	203,767	1,686	613,932	781
Interest and other income (loss)	1,305	3,615	4,322	7,368
Gains (losses) from investments in securities	4,552	1,165	(893)	4,134
Impairment loss	—	—	—	(24,038)
Interest expense	(107,142)	(102,357)	(208,733)	(203,366)
Net income	298,580	203,461	875,726	334,620
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	767	(17,482)	(18,719)	(36,312)
Noncontrolling interest—common units of the Operating Partnership	(30,197)	(19,036)	(87,525)	(30,627)
Net income attributable to Boston Properties, Inc.	269,150	166,943	769,482	267,681
Preferred dividends	(2,625)	(2,625)	(5,250)	(5,250)
Net income attributable to Boston Properties, Inc. common shareholders	$266,525	$164,318	$764,232	$262,431
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.71	$1.06	$4.92	$1.70
Weighted average number of common shares outstanding	155,386	154,555	155,199	154,540
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.71	$1.06	$4.91	$1.69
Weighted average number of common and common equivalent shares outstanding	155,407	154,874	155,333	154,859

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$298,580	$203,461	$875,726	$334,620
Other comprehensive income (loss):
Effective portion of interest rate contracts	(659)	(4,426)	(10,379)	(7,054)
Amortization of interest rate contracts (1)	1,677	1,666	3,343	3,332
Other comprehensive income (loss)	1,018	(2,760)	(7,036)	(3,722)
Comprehensive income	299,598	200,701	868,690	330,898
Net income attributable to noncontrolling interests	(29,430)	(36,518)	(106,244)	(66,939)
Other comprehensive (income) loss attributable to noncontrolling interests	(239)	154	450	123
Comprehensive income attributable to Boston Properties, Inc.	$269,929	$164,337	$762,896	$264,082
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, March 31, 2020	155,315	$1,553	$200,000	$6,321,475	$(416,740)	$(2,722)	$(55,700)	$636,572	$1,736,445	$8,420,883
Redemption of operating partnership units to common stock	303	3	—	10,846	—	—	—	(10,849)	—	—
Allocated net income (loss) for the period	—	—	—	—	269,361	—	—	29,986	(767)	298,580
Dividends/distributions declared	—	—	—	—	(155,132)	—	—	(17,194)	—	(172,326)
Net activity from stock option and incentive plan	4	—	—	873	—	—	—	9,352	—	10,225
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	2,081	2,081
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(13,315)	(13,315)
Effective portion of interest rate contracts	—	—	—	—	—	—	(601)	(58)	—	(659)
Amortization of interest rate contracts	—	—	—	—	—	—	1,380	153	144	1,677
Reallocation of noncontrolling interest	—	—	—	7,471	—	—	—	(7,471)	—	—
Equity, June 30, 2020	155,622	$1,556	$200,000	$6,340,665	$(302,511)	$(2,722)	$(54,921)	$640,491	$1,724,588	$8,547,146

Equity, March 31, 2019	154,515	$1,545	$200,000	$6,414,612	$(728,083)	$(2,722)	$(48,734)	$623,061	$1,710,608	$8,170,287
Redemption of operating partnership units to common stock	21	1	—	719	—	—	—	(720)	—	—
Allocated net income for the period	—	—	—	—	166,951	—	—	19,028	17,482	203,461
Dividends/distributions declared	—	—	—	—	(149,460)	—	—	(17,206)	—	(166,666)
Net activity from stock option and incentive plan	27	—	—	1,495	—	—	—	9,368	—	10,863
Acquisition of noncontrolling interest in property partnership	—	—	—	(162,505)	—	—	—	—	(24,501)	(187,006)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	7,761	7,761
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(15,273)	(15,273)
Effective portion of interest rate contracts	—	—	—	—	—	—	(3,973)	(453)	—	(4,426)
Amortization of interest rate contracts	—	—	—	—	—	—	1,367	155	144	1,666
Reallocation of noncontrolling interest	—	—	—	24,640	—	—	—	(24,640)	—	—
Equity, June 30, 2019	154,563	$1,546	$200,000	$6,278,961	$(710,592)	$(2,722)	$(51,340)	$608,593	$1,696,221	$8,020,667

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2019	154,790	$1,548	$200,000	$6,294,719	$(760,523)	$(2,722)	$(48,335)	$600,860	$1,728,689	$8,014,236
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)	—	(1,679)
Redemption of operating partnership units to common stock	765	8	—	26,336	—	—	—	(26,344)	—	—
Allocated net income for the period	—	—	—	—	769,482	—	—	87,525	18,719	875,726
Dividends/distributions declared	—	—	—	—	(309,965)	—	—	(34,638)	—	(344,603)
Shares issued pursuant to stock purchase plan	2	—	—	325	—	—	—	—	—	325
Net activity from stock option and incentive plan	65	—	—	8,256	—	—	—	25,029	—	33,285
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	5,957	5,957
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(29,065)	(29,065)
Effective portion of interest rate contracts	—	—	—	—	—	—	(9,333)	(1,046)	—	(10,379)
Amortization of interest rate contracts	—	—	—	—	—	—	2,747	308	288	3,343
Reallocation of noncontrolling interest	—	—	—	11,029	—	—	—	(11,029)	—	—
Equity, June 30, 2020	155,622	$1,556	$200,000	$6,340,665	$(302,511)	$(2,722)	$(54,921)	$640,491	$1,724,588	$8,547,146

Equity, December 31, 2018	154,458	$1,545	$200,000	$6,407,623	$(675,534)	$(2,722)	$(47,741)	$619,352	$1,711,445	$8,213,968
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—	—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	35	1	—	1,211	—	—	—	(1,212)	—	—
Allocated net income for the period	—	—	—	—	267,681	—	—	30,627	36,312	334,620
Dividends/distributions declared	—	—	—	—	(298,875)	—	—	(34,391)	—	(333,266)
Shares issued pursuant to stock purchase plan	4	—	—	373	—	—	—	—	—	373
Net activity from stock option and incentive plan	66	—	—	4,554	—	—	—	22,778	—	27,332
Acquisition of noncontrolling interest in property partnerships	—	—	—	(162,505)	—	—	—	—	(24,501)	(187,006)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	12,148	12,148
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(39,401)	(39,401)
Effective portion of interest rate contracts	—	—	—	—	—	—	(6,332)	(722)	—	(7,054)
Amortization of interest rate contracts	—	—	—	—	—	—	2,733	311	288	3,332
Reallocation of noncontrolling interest	—	—	—	27,705	—	—	—	(27,705)	—	—
Equity, June 30, 2019	154,563	$1,546	$200,000	$6,278,961	$(710,592)	$(2,722)	$(51,340)	$608,593	$1,696,221	$8,020,667
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$875,726	$334,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	349,282	342,005
Amortization of right of use assets - operating leases	1,128	1,213
Impairment loss	—	24,038
Non-cash compensation expense	27,899	25,444
Income from unconsolidated joint ventures	(1,463)	(48,177)
Distributions of net cash flow from operations of unconsolidated joint ventures	13,382	3,890
Losses (gains) from investments in securities	893	(4,134)
Allowance for current expected credit losses	484	—
Non-cash portion of interest expense	11,483	10,900
Gains on sales of real estate	(613,932)	(781)
Change in assets and liabilities:
Tenant and other receivables, net	18,516	(11,514)
Notes receivable, net	(258)	(250)
Accrued rental income, net	(43,399)	(37,473)
Prepaid expenses and other assets	(12,057)	(9,319)
Lease liabilities - operating leases	799	780
Accounts payable and accrued expenses	(20,493)	17,458
Accrued interest payable	5,262	(78)
Other liabilities	(21,912)	(30,503)
Tenant leasing costs	(37,068)	(52,515)
Total adjustments	(321,454)	230,984
Net cash provided by operating activities	554,272	565,604
Cash flows from investing activities:
Acquisitions of real estate	(133,406)	(43,061)
Construction in progress	(247,615)	(203,259)
Building and other capital improvements	(68,386)	(79,943)
Tenant improvements	(118,903)	(115,940)
Proceeds from sales of real estate	506,337	60,398
Capital contributions to unconsolidated joint ventures	(106,168)	(50,068)
Capital distributions from unconsolidated joint ventures	54,413	105,000
Issuance of notes receivable, net	(9,800)	—
Investments in securities, net	3,006	(1,079)
Net cash used in investing activities	(120,522)	(327,952)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Six months ended June 30,
	2020	2019

Cash flows from financing activities:
Repayments of mortgage notes payable	(8,477)	(9,702)
Proceeds from unsecured senior notes	1,248,125	848,428
Borrowings on unsecured line of credit	265,000	380,000
Repayments of unsecured line of credit	(265,000)	(380,000)
Payments on finance lease obligations	—	(628)
Deferred financing costs	(9,465)	(7,112)
Net proceeds from equity transactions	3,183	2,261
Dividends and distributions	(344,239)	(332,961)
Contributions from noncontrolling interests in property partnerships	5,957	12,148
Distributions to noncontrolling interests in property partnerships	(29,065)	(39,401)
Acquisition of noncontrolling interests in property partnership	—	(186,952)
Net cash provided by financing activities	866,019	286,081
Net increase in cash and cash equivalents and cash held in escrows	1,299,769	523,733
Cash and cash equivalents and cash held in escrows, beginning of period	691,886	639,191
Cash and cash equivalents and cash held in escrows, end of period	$1,991,655	$1,162,924

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$644,950	$543,359
Cash held in escrows, beginning of period	46,936	95,832
Cash and cash equivalents and cash held in escrows, beginning of period	$691,886	$639,191

Cash and cash equivalents, end of period	$1,691,047	$1,087,001
Cash held in escrows, end of period	300,608	75,923
Cash and cash equivalents and cash held in escrows, end of period	$1,991,655	$1,162,924

Supplemental disclosures:
Cash paid for interest	$213,754	$216,754
Interest capitalized	$27,866	$25,069

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(50,141)	$(61,283)
Change in real estate included in accounts payable and accrued expenses	$(25,461)	$115,150
Real estate acquired through finance lease	$—	$122,563
Accrued rental income, net deconsolidated	$(4,558)	$—
Tenant leasing costs, net deconsolidated	$(3,462)	$—
Building and other capital improvements, net deconsolidated	$(111,889)	$—
Tenant improvements, net deconsolidated	$(12,331)	$—
Investment in unconsolidated joint venture recorded upon deconsolidation	$347,898	$—
Dividends and distributions declared but not paid	$171,077	$165,419
Conversions of noncontrolling interests to stockholders’ equity	$26,344	$1,212
Issuance of restricted securities to employees and non-employee directors	$43,462	$38,923
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for unit amounts)
	June 30, 2020	December 31, 2019
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,581,689 and $6,497,031 at June 30, 2020 and December 31, 2019, respectively)	$22,199,094	$22,107,755
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2020 and December 31, 2019, respectively)	237,394	237,394
Right of use assets - operating leases	147,512	148,640
Less: accumulated depreciation (amounts related to VIEs of $(1,112,769) and $(1,058,495) at June 30, 2020 and December 31, 2019, respectively)	(5,190,360)	(5,162,908)
Total real estate	17,393,640	17,330,881
Cash and cash equivalents (amounts related to VIEs of $300,552 and $280,033 at June 30, 2020 and December 31, 2019, respectively)	1,691,047	644,950
Cash held in escrows	300,608	46,936
Investments in securities	32,848	36,747
Tenant and other receivables, net (amounts related to VIEs of $11,989 and $28,918 at June 30, 2020 and December 31, 2019, respectively)	82,545	112,807
Related party note receivable, net	78,520	80,000
Notes receivable, net	25,480	15,920
Accrued rental income, net (amounts related to VIEs of $304,929 and $298,318 at June 30, 2020 and December 31, 2019, respectively)	1,069,004	1,038,788
Deferred charges, net (amounts related to VIEs of $190,708 and $214,769 at June 30, 2020 and December 31, 2019, respectively)	655,813	689,213
Prepaid expenses and other assets (amounts related to VIEs of $18,741 and $20,931 at June 30, 2020 and December 31, 2019, respectively)	56,768	41,685
Investments in unconsolidated joint ventures	1,339,724	955,647
Total assets	$22,725,997	$20,993,574
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,913,287 and $2,918,806 at June 30, 2020 and December 31, 2019, respectively)	$2,915,852	$2,922,408
Unsecured senior notes, net	9,633,577	8,390,459
Unsecured line of credit	—	—
Unsecured term loan, net	499,150	498,939
Lease liabilities - finance leases (amounts related to VIEs of $20,227 and $20,189 at June 30, 2020 and December 31, 2019, respectively)	230,146	224,042
Lease liabilities - operating leases	200,979	200,180
Accounts payable and accrued expenses (amounts related to VIEs of $25,685 and $45,777 at June 30, 2020 and December 31, 2019, respectively)	328,292	377,553
Dividends and distributions payable	171,077	170,713
Accrued interest payable	95,274	90,016
Other liabilities (amounts related to VIEs of $132,460 and $140,110 at June 30, 2020 and December 31, 2019, respectively)	373,281	387,994
Total liabilities	14,447,628	13,262,304

Commitments and contingencies	—	—

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for unit amounts)
	June 30, 2020	December 31, 2019
Redeemable deferred stock units— 66,424 and 60,676 units outstanding at redemption value at June 30, 2020 and December 31, 2019, respectively	6,003	8,365
Noncontrolling interests:
Redeemable partnership units— 16,123,912 and 16,764,466 common units and 1,345,723 and 1,143,215 long term incentive units outstanding at redemption value at June 30, 2020 and December 31, 2019, respectively	1,581,010	2,468,753
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at June 30, 2020 and December 31, 2019	193,623	193,623
Boston Properties Limited Partnership partners’ capital— 1,730,919 and 1,726,980 general partner units and 153,891,367 and 153,063,318 limited partner units outstanding at June 30, 2020 and December 31, 2019, respectively	4,828,066	3,380,175
Accumulated other comprehensive loss	(54,921)	(48,335)
Total partners’ capital	4,966,768	3,525,463
Noncontrolling interests in property partnerships	1,724,588	1,728,689
Total capital	6,691,356	5,254,152
Total liabilities and capital	$22,725,997	$20,993,574

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Lease	$630,119	$680,189	$1,340,230	$1,359,440
Parking and other	13,946	26,319	38,450	51,225
Hotel	99	14,844	6,924	23,782
Development and management services	8,125	9,986	16,004	19,263
Direct reimbursements of payroll and related costs from management services contracts	2,484	2,403	5,721	5,798
Total revenue	654,773	733,741	1,407,329	1,459,508
Expenses
Operating
Rental	239,787	257,971	502,753	515,488
Hotel	1,973	9,080	8,794	16,943
General and administrative	37,743	35,071	74,197	76,833
Payroll and related costs from management services contracts	2,484	2,403	5,721	5,798
Transaction costs	332	417	947	877
Depreciation and amortization	176,409	175,199	345,694	337,881
Total expenses	458,728	480,141	938,106	953,820
Other income (expense)
Income from unconsolidated joint ventures	1,832	47,964	1,463	48,177
Gains on sales of real estate	207,241	1,835	626,895	930
Interest and other income (loss)	1,305	3,615	4,322	7,368
Gains (losses) from investments in securities	4,552	1,165	(893)	4,134
Impairment loss	—	—	—	(22,272)
Interest expense	(107,142)	(102,357)	(208,733)	(203,366)
Net income	303,833	205,822	892,277	340,659
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	767	(17,482)	(18,719)	(36,312)
Net income attributable to Boston Properties Limited Partnership	304,600	188,340	873,558	304,347
Preferred distributions	(2,625)	(2,625)	(5,250)	(5,250)
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,975	$185,715	$868,308	$299,097
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$1.75	$1.08	$5.02	$1.74
Weighted average number of common units outstanding	172,659	172,202	172,604	172,167
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$1.75	$1.08	$5.02	$1.73
Weighted average number of common and common equivalent units outstanding	172,680	172,521	172,738	172,486

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income	$303,833	$205,822	$892,277	$340,659
Other comprehensive income (loss):
Effective portion of interest rate contracts	(659)	(4,426)	(10,379)	(7,054)
Amortization of interest rate contracts (1)	1,677	1,666	3,343	3,332
Other comprehensive income (loss)	1,018	(2,760)	(7,036)	(3,722)
Comprehensive income	304,851	203,062	885,241	336,937
Comprehensive (income) loss attributable to noncontrolling interests	623	(17,626)	(19,007)	(36,600)
Comprehensive income attributable to Boston Properties Limited Partnership	$305,474	$185,436	$866,234	$300,337
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS
(Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, March 31, 2020	1,731	153,584	$4,626,627	$193,623	$(55,700)	$1,736,445	$6,500,995	$1,639,855
Contributions	—	5	450	—	—	—	450	(98)
Allocated net income (loss) for the period	—	—	271,989	2,625	—	(767)	273,847	29,986
Distributions	—	—	(152,507)	(2,625)	—	—	(155,132)	(17,194)
Unearned compensation	—	—	423	—	—	—	423	9,450
Conversion of redeemable partnership units	—	302	10,849	—	—	—	10,849	(10,849)
Adjustment to reflect redeemable partnership units at redemption value	—	—	70,235	—	—	—	70,235	(70,235)
Effective portion of interest rate contracts	—	—	—	—	(601)	—	(601)	(58)
Amortization of interest rate contracts	—	—	—	—	1,380	144	1,524	153
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	2,081	2,081	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(13,315)	(13,315)	—
Equity, June 30, 2020	1,731	153,891	$4,828,066	$193,623	$(54,921)	$1,724,588	$6,691,356	$1,581,010

Equity, March 31, 2019	1,725	152,790	$3,603,174	$193,623	$(48,734)	$1,710,608	$5,458,671	$2,414,240
Contributions	1	26	882	—	—	—	882	1,082
Allocated net income for the year	—	—	166,687	2,625	—	17,482	186,794	19,028
Distributions	—	—	(146,835)	(2,625)	—	—	(149,460)	(17,206)
Unearned compensation	—	—	613	—	—	—	613	8,286
Conversion of redeemable partnership units	—	21	720	—	—	—	720	(720)
Adjustment to reflect redeemable partnership units at redemption value	—	—	100,174	—	—	—	100,174	(100,174)
Effective portion of interest rate contracts	—	—	—	—	(3,973)	—	(3,973)	(453)
Amortization of interest rate contracts	—	—	—	—	1,367	144	1,511	155
Acquisition of noncontrolling interest in property partnership	—	—	(162,505)	—	—	(24,501)	(187,006)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	7,761	7,761	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(15,273)	(15,273)	—
Equity, June 30, 2019	1,726	152,837	$3,562,910	$193,623	$(51,340)	$1,696,221	$5,401,414	$2,324,238

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS
(Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2019	1,727	153,063	$3,380,175	$193,623	$(48,335)	$1,728,689	$5,254,152	$2,468,753
Cumulative effect of a change in accounting principle	—	—	(1,505)	—	—	—	(1,505)	(174)
Contributions	1	68	7,162	—	—	—	7,162	39,643
Allocated net income for the period	—	—	780,783	5,250	—	18,719	804,752	87,525
Distributions	—	—	(304,715)	(5,250)	—	—	(309,965)	(34,638)
Unearned compensation	—	—	1,419	—	—	—	1,419	(14,614)
Conversion of redeemable partnership units	3	760	26,344	—	—	—	26,344	(26,344)
Adjustment to reflect redeemable partnership units at redemption value	—	—	938,403	—	—	—	938,403	(938,403)
Effective portion of interest rate contracts	—	—	—	—	(9,333)	—	(9,333)	(1,046)
Amortization of interest rate contracts	—	—	—	—	2,747	288	3,035	308
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	5,957	5,957	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(29,065)	(29,065)	—
Equity, June 30, 2020	1,731	153,891	$4,828,066	$193,623	$(54,921)	$1,724,588	$6,691,356	$1,581,010

Equity, December 31, 2018	1,722	152,736	$4,054,996	$193,623	$(47,741)	$1,711,445	$5,912,323	$2,000,591
Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Contributions	3	67	5,702	—	—	—	5,702	35,482
Allocated net income for the period	—	—	268,470	5,250	—	36,312	310,032	30,627
Distributions	—	—	(293,625)	(5,250)	—	—	(298,875)	(34,391)
Unearned compensation	—	—	(775)	—	—	—	(775)	(12,704)
Conversion of redeemable partnership units	1	34	1,212	—	—	—	1,212	(1,212)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(306,701)	—	—	—	(306,701)	306,701
Effective portion of interest rate contracts	—	—	—	—	(6,332)	—	(6,332)	(722)
Amortization of interest rate contracts	—	—	—	—	2,733	288	3,021	311
Acquisition of noncontrolling interest in property partnership	—	—	(162,505)	—	—	(24,501)	(187,006)	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	12,148	12,148	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(39,401)	(39,401)	—
Equity, June 30, 2019	1,726	152,837	$3,562,910	$193,623	$(51,340)	$1,696,221	$5,401,414	$2,324,238
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$892,277	$340,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	345,694	337,881
Amortization of right of use assets - operating leases	1,128	1,213
Impairment loss	—	22,272
Non-cash compensation expense	27,899	25,444
Income from unconsolidated joint ventures	(1,463)	(48,177)
Distributions of net cash flow from operations of unconsolidated joint ventures	13,382	3,890
Losses (gains) from investments in securities	893	(4,134)
Allowance for current expected credit losses	484	—
Non-cash portion of interest expense	11,483	10,900
Gains on sales of real estate	(626,895)	(930)
Change in assets and liabilities:
Tenant and other receivables, net	18,516	(11,514)
Notes receivable, net	(258)	(250)
Accrued rental income, net	(43,399)	(37,473)
Prepaid expenses and other assets	(12,057)	(9,319)
Lease liabilities - operating leases	799	780
Accounts payable and accrued expenses	(20,493)	17,458
Accrued interest payable	5,262	(78)
Other liabilities	(21,912)	(30,503)
Tenant leasing costs	(37,068)	(52,515)
Total adjustments	(338,005)	224,945
Net cash provided by operating activities	554,272	565,604
Cash flows from investing activities:
Acquisitions of real estate	(133,406)	(43,061)
Construction in progress	(247,615)	(203,259)
Building and other capital improvements	(68,386)	(79,943)
Tenant improvements	(118,903)	(115,940)
Proceeds from sales of real estate	506,337	60,398
Capital contributions to unconsolidated joint ventures	(106,168)	(50,068)
Capital distributions from unconsolidated joint ventures	54,413	105,000
Issuance of notes receivable, net	(9,800)	—
Investments in securities, net	3,006	(1,079)
Net cash used in investing activities	(120,522)	(327,952)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Six months ended June 30,
	2020	2019

Cash flows from financing activities:
Repayments of mortgage notes payable	(8,477)	(9,702)
Proceeds from unsecured senior notes	1,248,125	848,428
Borrowings on unsecured line of credit	265,000	380,000
Repayments of unsecured line of credit	(265,000)	(380,000)
Payments on finance lease obligations	—	(628)
Deferred financing costs	(9,465)	(7,112)
Net proceeds from equity transactions	3,183	2,261
Distributions	(344,239)	(332,961)
Contributions from noncontrolling interests in property partnerships	5,957	12,148
Distributions to noncontrolling interests in property partnerships	(29,065)	(39,401)
Acquisition of noncontrolling interest in property partnership	—	(186,952)
Net cash provided by financing activities	866,019	286,081
Net increase in cash and cash equivalents and cash held in escrows	1,299,769	523,733
Cash and cash equivalents and cash held in escrows, beginning of period	691,886	639,191
Cash and cash equivalents and cash held in escrows, end of period	$1,991,655	$1,162,924

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$644,950	$543,359
Cash held in escrows, beginning of period	46,936	95,832
Cash and cash equivalents and cash held in escrows, beginning of period	$691,886	$639,191

Cash and cash equivalents, end of period	$1,691,047	$1,087,001
Cash held in escrows, end of period	300,608	75,923
Cash and cash equivalents and cash held in escrows, end of period	$1,991,655	$1,162,924

Supplemental disclosures:
Cash paid for interest	$213,754	$216,754
Interest capitalized	$27,866	$25,069

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(50,141)	$(61,283)
Change in real estate included in accounts payable and accrued expenses	$(25,461)	$115,150
Real estate acquired through finance lease	$—	$122,563
Accrued rental income, net deconsolidated	$(4,558)	$—
Tenant leasing costs, net deconsolidated	$(3,462)	$—
Building and other capital improvements, net deconsolidated	$(111,889)	$—
Tenant improvements, net deconsolidated	$(12,331)	$—
Investment in unconsolidated joint venture recorded upon deconsolidation	$347,898	$—
Distributions declared but not paid	$171,077	$165,419
Conversions of redeemable partnership units to partners’ capital	$26,344	$1,212
Issuance of restricted securities to employees and non-employee directors	$43,462	$38,923

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at June 30, 2020 owned an approximate 89.9% (89.6% at December 31, 2019) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:
•common units of partnership interest (also referred to as “OP Units”),
•long term incentive units of partnership interest (also referred to as “LTIP Units”), and
•preferred units of partnership interest (also referred to as “Preferred Units”).
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
The Company uses LTIP Units as a form of equity-based award for annual long term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2020 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2017 MYLTIP Units have ended and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2018 - 2020 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2017 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2018 - 2020 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2017 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 8 and 11).
At June 30, 2020, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).
Properties
At June 30, 2020, the Company owned or had interests in a portfolio of 195 commercial real estate properties (the “Properties”) aggregating approximately 51.2 million net rentable square feet of primarily Class A office properties, including nine properties under construction/redevelopment totaling approximately 5.0 million net rentable square feet. At June 30, 2020, the Properties consisted of:
•176 office properties (including seven properties under construction/redevelopment);
•12 retail properties;
•six residential properties (including two properties under construction); and

•one hotel.
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
The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of extraordinary events such as the novel coronavirus (“COVID-19”) pandemic, the results of which form the basis for making significant judgments about the carrying values of assets and liabilities, assessments of future collectability, and other areas of the financial statements that are impacted by the use of estimates. Actual results may differ from these estimates under different assumptions or conditions.
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
Consolidated Variable Interest Entities
As of June 30, 2020, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities (excluding Boston Properties Limited Partnership’s interest) are reflected as noncontrolling interests in property partnerships in the accompanying consolidated financial statements (See Note 8).
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
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized (as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”)).

Financial Instrument	Level
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Mortgage notes payable	Level 3
Unsecured term loan / line of credit	Level 3
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

Financial Instrument	Level	Range	Weighted Average
Related party note receivable	Level 3	3.66%	3.66%
Notes receivable	Level 3	3.66% - 8.00%	5.35%
Mortgage notes payable	Level 3	2.09% - 3.25%	2.33%
Unsecured term loan / line of credit	Level 3	1.01%	1.01%
In addition, the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods.
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,520	$85,394	$80,000	$81,931
Notes receivable, net	25,480	25,648	15,920	14,978
Total	$104,000	$111,042	$95,920	$96,909

Mortgage notes payable, net	$2,915,852	$3,155,771	$2,922,408	$2,984,956
Unsecured senior notes, net	9,633,577	10,517,869	8,390,459	8,826,375
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	499,150	500,450	498,939	500,561
Total	$13,048,579	$14,174,090	$11,811,806	$12,311,892

New Accounting Pronouncements Adopted
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. In November 2018, the FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASC 326-20, “Financial Instruments - Credit Losses - Measured at Amortized Cost,” which addresses financial assets measured at amortized cost basis, including net investments in leases arising from sales-type and direct financing leases. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842 - “Leases” (“ASC 842”). ASU 2016-13 and ASU 2018-19 were effective for the Company for reporting periods beginning after December 15, 2019, with early adoption permitted. ASU 2016-13 and ASU 2018-19 are applicable to the Company with respect to (1) certain of its accounts receivable, except for amounts arising from operating leases accounted for under ASC 842, (2) its related party note receivable, (3) its notes receivable and (4) certain of its off-balance sheet credit exposures. The Company adopted ASU 2016-13 and ASU 2018-19 effective January 1, 2020 using the modified retrospective approach. The adoption of ASU 2016-13 and ASU 2018-19 resulted in the Company recognizing an allowance for current expected credit losses associated with (1) its related party note receivable, (2) its notes receivable and (3) an off-balance sheet loan commitment arrangement. As a result, the modified retrospective approach resulted in the Company recognizing on January 1, 2020, the cumulative effect of adopting ASU 2016-13 and ASU 2018-19 aggregating approximately $1.5 million to Dividends in Excess of Earnings of Boston Properties, Inc. and Partners’ Capital of Boston Properties Limited Partnership and approximately $0.2 million to Noncontrolling Interests - Common Units of Boston Properties, Inc. and Noncontrolling Interests - Redeemable Partnership Units of Boston Properties Limited Partnership on the corresponding Consolidated Balance Sheets.
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
Derivatives and Hedging
In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes” (“ASU 2018-16”). ASU 2018-16 permits the use of the overnight index swap rate based on the Secured Overnight Financing Rate (“SOFR”) to be used as a U.S. benchmark interest rate for purposes of applying hedge accounting under ASC 815, “Derivatives and Hedging (Topic 815).” ASU 2018-16 was effective for the Company, which has already adopted ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities” for reporting periods beginning after December 15, 2018 and was required to be adopted on a prospective basis for qualifying new or re-designated hedging relationships entered into on or after the date of adoption. The Company adopted ASU 2018-16 on January 1, 2019 and the adoption did not have a material impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the six months ended June 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land	$5,070,126	$5,111,606
Right of use assets - finance leases	237,394	237,394
Right of use assets - operating leases	147,512	148,640
Land held for future development (1)	414,053	254,828
Buildings and improvements	13,488,860	13,646,054
Tenant improvements	2,664,294	2,656,439
Furniture, fixtures and equipment	44,635	44,313
Construction in progress	893,935	789,736
Total	22,960,809	22,889,010
Less: Accumulated depreciation	(5,292,389)	(5,266,798)
	$17,668,420	$17,622,212
_______________
(1)Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land	$4,972,910	$5,011,153
Right of use assets - finance leases	237,394	237,394
Right of use assets - operating leases	147,512	148,640
Land held for future development (1)	414,053	254,828
Buildings and improvements	13,209,267	13,351,286
Tenant improvements	2,664,294	2,656,439
Furniture, fixtures and equipment	44,635	44,313
Construction in progress	893,935	789,736
Total	22,584,000	22,493,789
Less: Accumulated depreciation	(5,190,360)	(5,162,908)
	$17,393,640	$17,330,881
_______________
(1)Includes pre-development costs.

Developments
On March 26, 2020, the Company completed and fully placed in-service 17Fifty Presidents Street located in Reston, Virginia. 17Fifty Presidents Street is a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space that is 100% leased.
On June 1, 2020, the Company completed and fully placed in-service 20 CityPoint, a Class A office project with approximately 211,000 net rentable square feet located in Waltham, Massachusetts that is 62% leased.
On June 26, 2020, the Company completed the acquisition of real property at 777 Harrison Street (known as Fourth + Harrison and formerly known as 425 Fourth Street) located in San Francisco, California for a gross purchase price, including entitlements, totaling approximately $140.1 million. Fourth + Harrison is expected to support the development of approximately 804,000 square feet of primarily commercial office space.
Dispositions
On January 28, 2020, the Company entered into a joint venture with a third party to own, operate and develop properties at its Gateway Commons complex located in South San Francisco, California. The Company contributed its 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for its 50% interest in the joint venture. 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, the Company has an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by the Company and 51% by its partner. Upon the partner’s contribution, the Company ceased accounting for the joint venture entity on a consolidated basis and is accounting for the joint venture entity on an unconsolidated basis using the equity method of accounting, as it has reduced its ownership interest in the joint venture entity and no longer has a controlling financial or operating interest in the joint venture entity (See Note 5). The Company recognized a gain on the retained and sold interest in the real estate contributed to the joint venture totaling approximately $217.7 million for Boston Properties, Inc. and $222.4 million for Boston Properties Limited Partnership during the six months ended June 30, 2020 within Gains on Sales of Real Estate on the respective Consolidated Statements of Operations, as the fair value of the real estate exceeded its carrying value. 601, 611 and 651 Gateway contributed approximately $0.2 million of net income to the Company for the period from January 1, 2020 through January 27, 2020 and contributed approximately $3.1 million and $6.0 million of net income to the Company for the three and six months ended June 30, 2019, respectively.
On February 20, 2020, the Company completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for Boston Properties, Inc. and approximately $197.1 million for Boston Properties Limited Partnership. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet. New Dominion Technology Park contributed approximately $1.6 million of net income to the Company for the period from January 1, 2020 through February 19, 2020 and contributed approximately $2.1 million and $4.2 million of net income to the Company for the three and six months ended June 30, 2019, respectively.
On June 25, 2020, the Company completed the sale of a portion of its Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.9 million, resulting in a gain on sale of real estate totaling approximately $203.8 million for Boston Properties, Inc. and approximately $207.2 million for Boston Properties Limited Partnership. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. The Company continues to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property. The sold portion of Capital Gallery contributed approximately $2.9 million and $6.3 million of net income to the Company for the period from April 1, 2020 through June 24, 2020 and the period from January 1, 2020 through June 24, 2020, respectively, and contributed approximately $3.5 million and $7.0 million of net income to the Company for the three and six months ended June 30, 2019, respectively.

4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable related to lease revenue. Management analyzes accrued rent and accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the collectability of the tenant’s receivable balance, including the accrued rent receivable, on a lease-by-lease basis. As a result of this analysis, during the three and six months ended June 30, 2020, the Company wrote off approximately $35.9 million and $37.4 million, respectively, related to accrued rent balances and approximately $18.0 million and $18.9 million, respectively, related to accounts receivable balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or that the Company considered their accrued rent and/or accounts receivable balances no longer probable of collection.
In April 2020, the FASB staff issued a question and answer document (“Lease Modification Q & A”) related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q & A allows the Company, if certain criteria have been met, to assume that a lease concession was included within the enforceable rights and obligations of the existing lease agreement and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework.
The following table summarizes the components of lease revenue recognized during the three and six months ended June 30, 2020 and 2019 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Revenue	2020	2019	2020	2019
Fixed contractual payments	$529,514	$557,820	$1,116,471	$1,111,806
Variable lease payments	100,605	122,369	223,759	247,634
	$630,119	$680,189	$1,340,230	$1,359,440

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2020 and December 31, 2019:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		June 30, 2020	December 31, 2019
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(4,123)	$(4,872)
BP/CRF Metropolitan Square, LLC	Metropolitan Square	20.0%		(7,319)	9,134
901 New York, LLC	901 New York Avenue	25.0%	(2)	(12,174)	(12,113)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	36,102	36,789
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	12,967	25,391
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	201	2,953
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(5,530)	(5,439)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,673	42,496
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		49,160	49,466
Residential Tower Developer LLC	Hub50House	50.0%		53,340	55,092
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		10,228	9,883
Office Tower Developer LLC	100 Causeway Street	50.0%		56,544	56,606
1265 Main Office JV LLC	1265 Main Street	50.0%		4,116	3,780
BNY Tower Holdings LLC	Dock 72	50.0%		96,013	94,804
BNYTA Amenity Operator LLC	Dock 72	50.0%		—	—
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		236,287	252,069
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%		57,130	56,247
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		91,422	67,499
SMBP Venture LP	Santa Monica Business Park	55.0%		148,665	163,937
Platform 16 Holdings LP	Platform 16	55.0%	(7)	99,734	29,501
Gateway Portfolio Holdings LLC	Gateway Commons	50.0%	(8)	345,142	N/A
				$1,310,578	$933,223
 _______________
(1)Investments with deficit balances aggregating approximately $29.1 million and $22.4 million at June 30, 2020 and December 31, 2019, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At June 30, 2020 and December 31, 2019, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)The joint venture owns two in-service buildings.
(5)The property was sold on June 27, 2019. As of June 30, 2020 and December 31, 2019, the investment is comprised of undistributed cash.
(6)Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.
(7)This entity is a VIE (See Note 2).
(8)As a result of the partner’s deferred contribution, the Company owns an approximately 55% interest in the joint venture at June 30, 2020. Future development projects will be owned 49% by the Company and 51% by its partner.
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

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$4,527,828	$3,904,400
Other assets	535,870	502,706
Total assets	$5,063,698	$4,407,106
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,465,039	$2,218,853
Other liabilities (2)	655,709	749,675
Members’/Partners’ equity	1,942,950	1,438,578
Total liabilities and members’/partners’ equity	$5,063,698	$4,407,106
Company’s share of equity	$911,682	$591,905
Basis differentials (3)	398,896	341,318
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,310,578	$933,223
 _______________
(1)At June 30, 2020 and December 31, 2019, this amount includes right of use assets - finance leases totaling approximately $248.9 million and $383.9 million, respectively, and right of use assets - operating leases totaling approximately $11.7 million and $12.1 million, respectively.
(2)At June 30, 2020 and December 31, 2019, this amount includes lease liabilities - finance leases totaling approximately $390.2 million and $510.8 million, respectively, and lease liabilities - operating leases totaling approximately $17.4 million and $17.3 million, respectively.
(3)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At June 30, 2020 and December 31, 2019, there was an aggregate basis differential of approximately $309.0 million and $311.3 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities. At June 30, 2020, there was an aggregate basis differential of approximately $54.4 million between the carrying value of the Company’s investment in the joint venture that owns Gateway Commons and the joint venture’s basis in the assets and liabilities. These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $29.1 million and $22.4 million at June 30, 2020 and December 31, 2019, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total revenue (1)	$89,563	$80,204	$182,766	$163,159
Expenses
Operating	33,704	30,134	69,105	60,633
Depreciation and amortization	37,390	24,818	69,425	53,464
Total expenses	71,094	54,952	138,530	114,097
Other income (expense)
Interest expense	(23,306)	(20,803)	(45,889)	(41,560)
Gains on sales of real estate	11,720	34,572	11,720	34,572
Net income	$6,883	$39,021	$10,067	$42,074

Company’s share of net income	$4,024	$22,376	$5,276	$23,960
Basis differential (2)	(2,192)	25,588	(3,813)	24,217
Income from unconsolidated joint ventures	$1,832	$47,964	$1,463	$48,177
_______________
(1)Includes straight-line rent adjustments of approximately $8.5 million and $7.6 million for the three months ended June 30, 2020 and 2019, respectively, and $18.2 million and $13.4 million for the six months ended June 30, 2020 and 2019, respectively.
(2)Includes straight-line rent adjustments of approximately $0.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. Also includes net above-/below-market rent adjustments of approximately $0.2 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

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
On January 28, 2020, a joint venture in which the Company has a 55% interest commenced development of the first phase of its Platform 16 project located in San Jose, California. Platform 16 consists of a parcel of land totaling approximately 5.6 acres that is expected to support the development of approximately 1.1 million square feet of commercial office space. The first phase of the Platform 16 development project consists of an approximately 390,000 net rentable square foot Class A office building and a below-grade parking garage. The joint venture will pause construction activities after completing site preparation work and intends to revisit its plans once the economic impact of COVID-19 becomes clearer or economic conditions improve. On February 20, 2020, the joint venture acquired the land underlying the ground lease for a purchase price totaling approximately $134.8 million. The joint venture had previously made a deposit totaling $15.0 million, which deposit was credited against the purchase price.
On June 9, 2020, a joint venture in which the Company has a 20% interest refinanced with a new lender the mortgage loan collateralized by its Metropolitan Square property located in Washington, DC. The outstanding balance of the loan totaled approximately $155.9 million, bore interest at a fixed rate of 5.75% per annum and was scheduled to mature on August 5, 2020. The new mortgage loan totaling $325.0 million, of which $288.0 million was advanced at closing, bears interest at a variable rate equal to LIBOR plus 4.75% per annum and matures on

July 7, 2022, with two, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR portion of interest costs to 3.00% per annum on a notional amount of $325.0 million through July 7, 2022. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $112.7 million, of which the Company’s share totaled approximately $22.5 million. Metropolitan Square is a Class A office property with approximately 654,000 net rentable square feet.
On June 25, 2020, a joint venture in which the Company has a 50% interest completed the sale of Annapolis Junction Building Eight and two land parcels located in Annapolis, Maryland for a gross sale price of $47.0 million. Net cash proceeds totaled approximately $45.8 million after the payment of transaction costs. The Company recognized a gain on sale of real estate totaling approximately $5.8 million, which is included in Income from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. The joint venture distributed approximately $36.8 million of available cash and the net proceeds from the sale after the pay down of the mortgage loan, of which the Company’s share totaled approximately $18.4 million. Annapolis Junction Building Eight is an approximately 126,000 net rentable square foot Class A office property, which is vacant. The two land parcels will support the development of approximately 300,000 square feet of commercial office space with one parcel currently containing surface parking for approximately 511 vehicles.
On June 25, 2020, in conjunction with the joint venture’s sale of Annapolis Junction Building Eight, the joint venture in which the Company has a 50% interest modified the mortgage loan collateralized by Annapolis Junction Building Seven and Building Eight with the release of Annapolis Junction Building Eight as collateral under the loan in exchange for a principal pay down of approximately $16.1 million using a portion of the net proceeds from the sale of the property. At the time of the modification, the outstanding balance of the loan totaled approximately $34.5 million, bore interest at a variable rate equal to LIBOR plus 2.35% per annum and was scheduled to mature on June 30, 2020. The modified mortgage loan totaling approximately $18.4 million is collateralized by Annapolis Junction Building Seven, continues to bear interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on March 25, 2021. Annapolis Junction Building Seven is a Class A office property with approximately 127,000 net rentable square feet located in Annapolis, Maryland.
6. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of June 30, 2020 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	4.125%	4.289%	$850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
Total principal			9,700,000
Net unamortized discount			(17,719)
Deferred financing costs, net			(48,704)
Total			$9,633,577
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.

On May 5, 2020, Boston Properties Limited Partnership completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031. The notes were priced at 99.850% of the principal amount to yield an effective rate (including financing fees) of approximately 3.343% per annum to maturity. The notes will mature on January 30, 2031, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $1.24 billion after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2020, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $20.4 million.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2020, the maximum funding obligation under the guarantee was approximately $48.9 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of June 30, 2020, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.

Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also provided a financing guaranty as required with respect to the third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, which financing was provided by the Company on June 1, 2020. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property is substantially completed. The financing is collateralized by a pledge of the partner’s equity interest in the joint venture that owns and is developing 7750 Wisconsin Avenue. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of June 30, 2020, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of June 30, 2020, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements.
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company is required, pursuant to the local zoning ordinance, to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property, which is expected to occur during the third quarter of 2022. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that was demolished and is being developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space.
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During the years 2014 through 2018, the Company received distributions aggregating approximately $18.0 million, leaving a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at June 30, 2020.
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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2020, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,123,912 OP Units, 1,345,723 LTIP Units (including 105,080 2012 OPP Units, 64,468 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 24,966 2015 MYLTIP Units, 89,791 2016 MYLTIP Units and 116,078 2017 MYLTIP Units), 336,195 2018 MYLTIP Units, 220,325 2019 MYLTIP Units and 203,278 2020 MYLTIP Units held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Common Units
During the six months ended June 30, 2020, 764,640 OP Units were presented by the holders for redemption (including 82,551 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and 2013 - 2017 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At June 30, 2020, Boston Properties Limited Partnership had outstanding 336,195 2018 MYLTIP Units, 220,325 2019 MYLTIP Units and 203,278 2020 MYLTIP Units. Prior to the applicable measurement date (February 5, 2021 for 2018 MYLTIP Units, February 4, 2022 for 2019 MYLTIP Units and February 3, 2023 for 2020 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2016 MYLTIP Units and, after the February 6, 2020 measurement date, the 2017 MYLTIP Units) and its distributions on the 2017 MYLTIP Units (prior to the February 6, 2020 measurement date), 2018 MYLTIP Units, 2019 MYLTIP Units and 2020 MYLTIP Units (after the February 4, 2020 issuance date) that occurred during the six months ended June 30, 2020:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 30, 2020	July 31, 2020	$0.98	$0.098
March 31, 2020	April 30, 2020	$0.98	$0.098
December 31, 2019	January 30, 2020	$0.98	$0.098
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2015 MYLTIP Units and, after the February 9, 2019 measurement date, the 2016 MYLTIP Units) and its distributions on the 2016 MYLTIP Units (prior to the February 9, 2019 measurement date), 2017 MYLTIP Units, 2018 MYLTIP Units and 2019 MYLTIP Units (after the February 5, 2019 issuance date) that occurred during the six months ended June 30, 2019:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 28, 2019	July 31, 2019	$0.95	$0.095
March 29, 2019	April 30, 2019	$0.95	$0.095
December 31, 2018	January 30, 2019	$0.95	$0.095
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of Common Stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units, 2013 - 2017 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at June 30, 2020 was approximately $1.6 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $90.38 per share on June 30, 2020.

Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at June 30, 2020 and December 31, 2019, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
9. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of June 30, 2020, Boston Properties, Inc. had 155,622,286 shares of Common Stock outstanding.
As of June 30, 2020, Boston Properties, Inc. owned 1,730,919 general partnership units and 153,891,367 limited partnership units in Boston Properties Limited Partnership.
On May 22, 2020, Boston Properties, Inc. renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its Common Stock through sales agents over a three-year period. Under the ATM stock offering program, Boston Properties, Inc. may also engage in forward sale transactions with affiliates of certain sales agents for the sale of its Common Stock on a forward basis. This program replaced Boston Properties, Inc.’s prior $600.0 million ATM stock offering program that was scheduled to expire on June 2, 2020. Boston Properties, Inc. intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of Common Stock have been issued under this ATM stock offering program.
During the six months ended June 30, 2020, Boston Properties, Inc. issued 43,792 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the six months ended June 30, 2020, Boston Properties, Inc. issued 764,640 shares of Common Stock, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2020 and during the six months ended June 30, 2019:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 30, 2020	July 31, 2020	$0.98	$0.98
March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98

June 28, 2019	July 31, 2019	$0.95	$0.95
March 29, 2019	April 30, 2019	$0.95	$0.95
December 31, 2018	January 30, 2019	$0.95	$0.95
Preferred Stock
As of June 30, 2020, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.

The following table presents Boston Properties Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or declared during 2020 and during the six months ended June 30, 2019:

Record Date	Payment Date	Dividend (Per Share)
August 3, 2020	August 17, 2020	$32.8125
May 1, 2020	May 15, 2020	$32.8125
February 4, 2020	February 18, 2020	$32.8125

August 2, 2019	August 15, 2019	$32.8125
May 3, 2019	May 15, 2019	$32.8125
February 4, 2019	February 15, 2019	$32.8125
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

	Three months ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$266,525	155,386	$1.72
Allocation of undistributed earnings to participating securities	(336)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$266,189	155,386	$1.71
Effect of Dilutive Securities:
Stock Based Compensation	—	21	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$266,189	155,407	$1.71

	Three months ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$164,318	154,555	$1.06
Allocation of undistributed earnings to participating securities	(48)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$164,270	154,555	$1.06
Effect of Dilutive Securities:
Stock Based Compensation	—	319	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$164,270	154,874	$1.06

	Six months ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$764,232	155,199	$4.92
Allocation of undistributed earnings to participating securities	(1,344)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$762,888	155,199	$4.92
Effect of Dilutive Securities:
Stock Based Compensation	—	134	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$762,888	155,333	$4.91

	Six months ended June 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$262,431	154,540	$1.70
Effect of Dilutive Securities:
Stock Based Compensation	—	319	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$262,431	154,859	$1.69

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2017 MYLTIP Units required, and the 2018 - 2020 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,273,000 and 17,647,000 redeemable common units for the three months ended June 30, 2020 and 2019, respectively, and 17,405,000 and 17,627,000 redeemable common units for the six months ended June 30, 2020 and 2019, respectively.

	Three months ended June 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,975	172,659	$1.75
Allocation of undistributed earnings to participating securities	(374)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,601	172,659	$1.75
Effect of Dilutive Securities:
Stock Based Compensation	—	21	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,601	172,680	$1.75

	Three months ended June 30, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,715	172,202	$1.08
Allocation of undistributed earnings to participating securities	(54)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,661	172,202	$1.08
Effect of Dilutive Securities:
Stock Based Compensation	—	319	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$185,661	172,521	$1.08

	Six months ended June 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$868,308	172,604	$5.03
Allocation of undistributed earnings to participating securities	(1,495)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$866,813	172,604	$5.02
Effect of Dilutive Securities:
Stock Based Compensation	—	134	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$866,813	172,738	$5.02

	Six months ended June 30, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$299,097	172,167	$1.74
Effect of Dilutive Securities:
Stock Based Compensation	—	319	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$299,097	172,486	$1.73
11. Stock Option and Incentive Plan
On February 4, 2020, Boston Properties, Inc.’s Compensation Committee granted the 2020 MYLTIP awards under the Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the “2012 Plan”) to certain officers and employees of Boston Properties, Inc. The 2020 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will range from zero to a maximum of 203,278 LTIP Units depending on Boston Properties, Inc.’s TSR relative to the FTSE Russell Nareit Office Index, adjusted to include Vornado Realty Trust, with a target of approximately 101,638 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 50% on February 3, 2023 and 50% on February 3, 2024, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 3, 2023, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2020 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718 “Compensation - Stock Compensation,” the 2020 MYLTIP awards have an aggregate value of approximately $13.7 million, which amount will generally be amortized into earnings under the graded vesting method.
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

During the six months ended June 30, 2020, Boston Properties, Inc. issued 29,630 shares of restricted common stock and Boston Properties Limited Partnership issued 207,181 LTIP Units and 203,278 2020 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2020 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the six months ended June 30, 2020 were valued at approximately $4.0 million ($133.81 per share weighted-average). The LTIP Units granted were valued at approximately $26.3 million (approximately $127.14 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.47% and an expected price volatility of 18.0%. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and 2016 - 2020 MYLTIP Units was approximately $10.1 million and $10.1 million for the three months ended June 30, 2020 and 2019, respectively, and $27.3 million and $24.9 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was (1) an aggregate of approximately $37.1 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2017 MYLTIP Units and (2) an aggregate of approximately $15.3 million of unrecognized compensation expense related to unvested 2018 - 2020 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.4 years.

12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three and six months ended June 30, 2020 and 2019.
Boston Properties, Inc.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$266,525	$164,318	$764,232	$262,431
Add:
Preferred dividends	2,625	2,625	5,250	5,250
Noncontrolling interest—common units of the Operating Partnership	30,197	19,036	87,525	30,627
Noncontrolling interests in property partnerships	(767)	17,482	18,719	36,312
Interest expense	107,142	102,357	208,733	203,366
Impairment loss	—	—	—	24,038
Net operating income from unconsolidated joint ventures	27,911	24,715	56,669	50,064
Depreciation and amortization expense	178,188	177,411	349,282	342,005
Transaction costs	332	417	947	877
Payroll and related costs from management services contracts	2,484	2,403	5,721	5,798
General and administrative expense	37,743	35,071	74,197	76,833
Less:
Net operating income attributable to noncontrolling interests in property partnerships	32,427	45,562	80,088	92,647
Gains (losses) from investments in securities	4,552	1,165	(893)	4,134
Interest and other income (loss)	1,305	3,615	4,322	7,368
Gains on sales of real estate	203,767	1,686	613,932	781
Income from unconsolidated joint ventures	1,832	47,964	1,463	48,177
Direct reimbursements of payroll and related costs from management services contracts	2,484	2,403	5,721	5,798
Development and management services revenue	8,125	9,986	16,004	19,263
Company’s share of Net Operating Income	$397,888	$433,454	$850,638	$859,433

Boston Properties Limited Partnership

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,975	$185,715	$868,308	$299,097
Add:
Preferred distributions	2,625	2,625	5,250	5,250
Noncontrolling interests in property partnerships	(767)	17,482	18,719	36,312
Interest expense	107,142	102,357	208,733	203,366
Impairment loss	—	—	—	22,272
Net operating income from unconsolidated joint ventures	27,911	24,715	56,669	50,064
Depreciation and amortization expense	176,409	175,199	345,694	337,881
Transaction costs	332	417	947	877
Payroll and related costs from management services contracts	2,484	2,403	5,721	5,798
General and administrative expense	37,743	35,071	74,197	76,833
Less:
Net operating income attributable to noncontrolling interests in property partnerships	32,427	45,562	80,088	92,647
Gains (losses) from investments in securities	4,552	1,165	(893)	4,134
Interest and other income (loss)	1,305	3,615	4,322	7,368
Gains on sales of real estate	207,241	1,835	626,895	930
Income from unconsolidated joint ventures	1,832	47,964	1,463	48,177
Direct reimbursements of payroll and related costs from management services contracts	2,484	2,403	5,721	5,798
Development and management services revenue	8,125	9,986	16,004	19,263
Company’s share of Net Operating Income	$397,888	$433,454	$850,638	$859,433

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures does not include its share of gains on sale of real estate from unconsolidated joint ventures, which is included within Income From Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Included within the Office property type are commercial office and retail leases, as well as parking revenue.  Upon the adoption of ASC 842, any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. As a result of COVID-19, during the three and six months ended June 30, 2020, the Company wrote off approximately $35.9 million and $37.4 million, respectively, related to accrued rent balances and approximately $18.0 million and $18.9 million, respectively, related to accounts receivable balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or that the Company considered their accrued rent and/or accounts receivable balances no longer probable of collection.
In addition, parking and other revenue for the three and six months ended June 30, 2020 decreased by approximately $12.4 million and $12.8 million, respectively, compared to 2019. These decreases were primarily in transient and monthly parking revenue.
The degree to which the Company’s commercial and retail tenants’ and parking operators’ businesses are, or will continue to be, negatively impacted by COVID-19, including by measures intended to reduce its spread, such as mandatory business closures and “stay-at-home” orders, could result in a reduction in the Company’s cash flows or require that the Company write off additional accrued rent and/or accounts receivable balances, and this could have a material adverse effect on lease revenue and thus the results of the Company’s Office property type.
The Boston Marriott Cambridge closed in March 2020 and did not re-open during the second quarter. The Company is uncertain as to when the hotel will re-open. The hotel is operating at a monthly deficit and its continued closure has had, and will continue to have, a material adverse impact on the hotel’s operations and thus the results of the Company’s Hotel property type.

Information by geographic area and property type (dollars in thousands):
For the three months ended June 30, 2020:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$218,351	$—	$204,242	$128,233	$83,837	$634,663
Residential	3,401	—	—	—	6,001	9,402
Hotel	99	—	—	—	—	99
Total	221,851	—	204,242	128,233	89,838	644,164
% of Grand Totals	34.43%	—%	31.71%	19.91%	13.95%	100.00%
Rental Expenses:
Office	75,694	—	88,367	39,081	32,680	235,822
Residential	1,235	—	—	—	2,730	3,965
Hotel	1,973	—	—	—	—	1,973
Total	78,902	—	88,367	39,081	35,410	241,760
% of Grand Totals	32.64%	—%	36.54%	16.17%	14.65%	100.00%
Net operating income	$142,949	$—	$115,875	$89,152	$54,428	$402,404
% of Grand Totals	35.52%	—%	28.80%	22.15%	13.53%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,576)	—	(21,851)	—	—	(32,427)
Add: Company’s share of net operating income from unconsolidated joint ventures	2,627	15,026	815	4,127	5,316	27,911
Company’s share of net operating income	$135,000	$15,026	$94,839	$93,279	$59,744	$397,888
% of Grand Totals	33.92%	3.78%	23.84%	23.44%	15.02%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

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
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the six months ended June 30, 2020:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$457,849	$—	$459,528	$264,972	$176,973	$1,359,322
Residential	7,469	—	—	—	11,889	19,358
Hotel	6,924	—	—	—	—	6,924
Total	472,242	—	459,528	264,972	188,862	1,385,604
% of Grand Totals	34.09%	—%	33.16%	19.12%	13.63%	100.00%
Rental Expenses:
Office	158,239	—	187,507	81,650	67,328	494,724
Residential	2,575	—	—	—	5,454	8,029
Hotel	8,794	—	—	—	—	8,794
Total	169,608	—	187,507	81,650	72,782	511,547
% of Grand Totals	33.16%	—%	36.65%	15.96%	14.23%	100.00%
Net operating income	$302,634	$—	$272,021	$183,322	$116,080	$874,057
% of Grand Totals	34.63%	—%	31.12%	20.97%	13.28%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(21,239)	—	(58,849)	—	—	(80,088)
Add: Company’s share of net operating income from unconsolidated joint ventures	5,726	30,956	1,571	7,286	11,130	56,669
Company’s share of net operating income	$287,121	$30,956	$214,743	$190,608	$127,210	$850,638
% of Grand Totals	33.76%	3.64%	25.24%	22.41%	14.95%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

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
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.
13. Subsequent Events
On July 23, 2020, the Company acquired a 50% interest in a joint venture entity that owns Beach Cities Media Center, a 6.4-acre parcel of land located in El Segundo, California, for a purchase price of approximately $21.2 million. Beach Cities Media Center is expected to support the development of approximately 275,000 square feet of Class A office space.

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the risks and uncertainties related to the impact of the COVID-19 global pandemic, including the duration, scope and severity of the pandemic domestically and internationally; federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures, as well as the effect of any relaxation of current restrictions, and the direct and indirect impact of such measures on our and our tenants' businesses, financial condition, results of operations, cash flows, liquidity and performance, and the U.S. and international economy and economic activity generally; whether new or existing actions and measures continue to result in increasing unemployment that impacts the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent in a timely manner, in full or at all; the health, continued service and availability of our personnel, including our key personnel and property management teams; and the effectiveness or lack of effectiveness of governmental relief in providing assistance to individuals and large and small businesses, including our tenants, that have suffered significant adverse effects from COVID-19;
•volatile or adverse global economic and political conditions, health crises and dislocations in the credit markets could adversely affect our access to cost-effective capital and have a resulting material adverse effect on our business opportunities, results of operations and financial condition;
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, tenant space utilization, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);
•failure to manage effectively our growth and expansion into new markets and sub-markets or to integrate acquisitions and developments successfully;
•the ability of our joint venture partners to satisfy their obligations;

•risks and uncertainties affecting property development and construction (including, without limitation, construction delays, increased construction costs, cost overruns, inability to obtain necessary permits, tenant accounting considerations that may result in negotiated lease provisions that limit a tenant’s liability during construction, and public opposition to such activities);
•risks associated with the availability and terms of financing and the use of debt to fund acquisitions and developments or refinance existing indebtedness, including the impact of higher interest rates on the cost and/or availability of financing;
•risks associated with forward interest rate contracts and the effectiveness of such arrangements;
•risks associated with downturns in the national and local economies, increases in interest rates, and volatility in the securities markets;
•risks associated with actual or threatened terrorist attacks;
•costs of compliance with the Americans with Disabilities Act and other similar laws;
•potential liability for uninsured losses and environmental contamination;
•risks associated with the physical effects of climate change;
•risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems, which support our operations and our buildings;
•risks associated with BXP’s potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;
•possible adverse changes in tax and environmental laws;
•the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;
•risks associated with possible state and local tax audits;
•risks associated with our dependence on key personnel whose continued service is not guaranteed; and
•the other risk factors identified in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2019 or described herein, including those under the caption “Risk Factors.”
The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, particularly in light of the circumstances relating to COVID-19. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
BXP is one of the largest publicly-traded office real estate investment trusts (REIT) in the United States (based on total market capitalization as of June 30, 2020) that develops, owns and manages primarily Class A office properties concentrated in five markets in the United States - Boston, Los Angeles, New York, San Francisco and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases was approximately 8.2 years, as of June 30, 2020, including leases at our unconsolidated joint ventures. The weighted-average lease term for our top 20 office tenant leases was approximately 11.6 years. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:
•our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets;
•our reputation as a premier developer, owner and manager of primarily Class A office properties;
•our financial strength and our ability to maintain high building standards;
•our focus on developing and operating in a sustainable and responsible manner; and
•our relationships with local brokers.
Outlook
In the second quarter of 2020, macroeconomic conditions continued to be negatively impacted by the COVID-19 pandemic and the resulting economic slowdown. Businesses across the U.S. experienced significant job losses and other recessionary effects as U.S. GDP fell 33% from April through June 2020. As the number of unemployment claims rose and the economy slowed, the Federal Reserve continued its aggressive monetary and fiscal stimulus policies implemented in the first quarter and maintained the federal funds rate between 0% and 0.25%.
The effects of COVID-19 continued to negatively impact us and our tenants during the second quarter of 2020. Although governments in some of our regions began easing their social distancing and stay-at-home policies later in the second quarter, the physical occupancy of our properties remained low as employees of our tenants adhered to their local government restrictions and their employers’ protocols for working from home during the pandemic. Despite the pandemic-related slowdown in the quarter, we signed more than 940,000 square feet of leases and renewals during the second quarter, including a large 400,000 square foot lease in Reston, Virginia with Microsoft Corporation. However, while leasing discussions remained active for leases that were in negotiation prior to COVID-19 and some long-range space planning continued, we have experienced a decrease in new leasing activity as existing and prospective tenants are focused on their employees’ safety and on the uncertainty of the impact of the economic shutdown on their businesses. As a result, there continues to be minimal new leasing transactions except in the instances where tenants have a near-term expiration.
Development of primarily pre-leased properties in supply-constrained markets with the strongest economic growth over time has been a cornerstone of our long-term growth strategy. We have approximately 5.0 million square feet of active developments and redevelopments in our pipeline, which are 74% pre-leased, as of August 3, 2020, to credit-strong tenants with long lease terms. We experienced work-stoppages at some of our development projects early in the second quarter. Work has since resumed at all projects and we remain on schedule to meet all required delivery milestones in our leases and also remain within budget. Our broad and deep experience as developers extends to our budgeting and planning, which have left us with ample time in our development schedules.
The health and safety of our employees, tenants, service providers and visitors continues to be one of our highest priorities. In the second quarter, we published our Health Security Plan, which was developed by our Health Security Task Force composed of our employees, as well as outside experts in health care, industrial hygiene, cleaning and security. We also conducted group and one-on-one conversations with our tenants regarding their plans to bring their work-force back to the office. We implemented health safety protocols in all in-service properties across our portfolio to provide a safe environment for tenants and employees in accordance with the policies and applicable legal requirements in our regions.

Rent Collections
Cash rent payments for a particular month are generally due on the first day of that month (although tenants have varying grace periods). Cash rent amounts are based on all rent billed by us, including all amounts from consolidated operations and all unconsolidated joint ventures, other than Gateway Commons for which we do not handle billing.
Our second quarter rent collections among all tenants were approximately 96%.
Approximately 96% of our cash rent billings were derived from office tenants in the second quarter of 2020. Our second quarter rent collections among office tenants was strong at 99%. Approximately $603 million, or $2.4 billion annualized, of our lease revenue was from our office portfolio. Our office portfolio has long-term lease contracts and modest rollover exposure over the next few years.
Approximately 4% of our cash rent billings were derived from retail leases in the second quarter of 2020. Our second quarter rent collections among retail tenants was 45%.
Management analyzes accrued rent and accounts receivable balances by considering tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the collectability of the tenant’s receivable balance, including the accrued rent receivable, on a lease-by-lease basis. In the second quarter, we recorded write-offs totaling approximately $41.0 million. This amount equals the write-offs in our consolidated portfolio, plus our share of the write-offs from the unconsolidated joint ventures (calculated based on our ownership percentage), minus our partners’ share of write-offs from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). Approximately 95% of these write-offs related to tenants in the retail sector and approximately one-third related to Ann Taylor, whose parent company filed for bankruptcy in July 2020.
The remainder of the write-offs primarily related to tenants in the soft goods retail, restaurant and entertainment categories that have been notably impacted by COVID-19. We have been and continue to actively work on lease modification amendments with retail tenants in the categories that we believe have justifiable financial needs. Cash rent abatements and deferrals primarily related to COVID-19 were approximately $16.6 million in the second quarter. This amount represented our consolidated cash rent abatements and deferrals plus our share of the cash rent abatements and deferrals from the unconsolidated joint ventures (calculated based on our ownership percentage) minus our partners’ share of cash rent abatements and deferrals from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests).
In the second quarter, our parking and other revenue was approximately $13.9 million, a decline of approximately $10.6 million from the first quarter of 2020. The decline was largely due to the decline in transient parking revenue as employees adhered to government and employers’ stay-at-home orders during the pandemic.
Our hotel property, the Boston Marriott Cambridge, has been closed since March 2020 and operated at an approximately $1.9 million loss for the second quarter of 2020, which is approximately $7.6 million less than the second quarter of 2019. It is unclear when the hotel will re-open.
As a result of the impact of the current environment, we expect our 2020 revenues to be adversely effected due to (1) our retail tenants, parking and hotel operator, (2) a slowdown in new leasing activity for vacant and expiring space and (3) write-offs of accounts receivable and accrued rent balances. Despite the near-term challenges of COVID-19, we remain confident in our ability to weather the current market downturn and manage our business throughout uncertain future market conditions.
As a leading developer, owner and manager of marquee Class A office properties in the United States, our priorities during and following COVID-19 remain focused on the following:
•ensuring tenant satisfaction by keeping our properties safe, open and available for occupancy;
•implementing measures to ensure tenant and employee health security;
•communicating openly with tenants to provide assurance before and during re-occupancy;
•leasing available space in our in-service and development properties;
•completing the construction of our development properties as conditions allow;
•completing the redevelopment and repositioning of several key properties to increase future revenue and asset values over the long-term;

•maintaining our conservative balance sheet and managing our near-term debt maturities;
•actively managing our operations in a safe, sustainable and responsible manner; and
•maintaining discipline in our underwriting of investment opportunities.
Following is an overview of portfolio activity and leasing activity in the second quarter of 2020, recognizing that both leasing activities and construction activities had slowed in the majority of our regions throughout the second quarter due to COVID-19.
The overall occupancy of our in-service office and retail properties was 92.0% at June 30, 2020, a decrease of 90 basis points as compared to March 31, 2020. During the second quarter of 2020, we signed leases across our portfolio totaling approximately 942,000 square feet and we commenced revenue recognition on approximately 1.3 million square feet of leases in second generation space, including lease modifications. Of these second generation leases, approximately 1.2 million square feet had been vacant for less than one year and, in the aggregate, they represent a decrease in net rental obligations (gross rent less operating expenses) of approximately 1% over the prior leases.
A brief overview of each of our markets follows.
Boston
Our Boston central business district (“CBD”) in-service portfolio was approximately 99% leased as of June 30, 2020, including approximately 343,000 square feet of leases that we terminated, due to the nonpayment of rent, where the tenants have yet to vacate. During the second quarter of 2020, we executed approximately 143,000 square feet of leases and had approximately 68,000 square feet of leases commence in the Boston region. Approximately 61,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 22% over the prior leases. In May 2020, we resumed development of 100 Causeway Street, which had been paused earlier in the quarter due to stay-at-home orders. 100 Causeway Street is an approximately 632,000 net rentable square foot office tower located in Boston, Massachusetts, of which we own 50%, that is 94% pre-leased, as of August 3, 2020.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was nearly 100% leased, as of June 30, 2020. In June of 2020, we resumed development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to a tenant for a term of 15 years. Development was paused earlier in the quarter due to stay-at-home orders, but we anticipate delivering the project on time.
In our suburban Waltham/Lexington portfolio, we completed and fully placed in-service 20 CityPoint, an approximately 211,000 square foot Class A office development in Waltham, Massachusetts that is 62% leased as of August 3, 2020. We continue the redevelopment of a portion of 200 West Street, an approximately 261,000 net rentable square foot Class A office property in Waltham, Massachusetts. The redevelopment is a conversion of a portion of the property to laboratory space to meet growing demand in the life sciences sector. Waltham continues to be a desirable submarket of Boston where a cluster of many technology and life sciences organizations are located.
Los Angeles
Our Los Angeles (“LA”) portfolio is currently focused on West LA and includes an approximately 1.1 million square foot property, Colorado Center, of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. We believe both properties provide us with ample opportunity for future growth, as a majority of the current leases are at below-market rents. As of June 30, 2020, our LA in-service properties was approximately 96% leased.
Since our initial entry in the West LA market in 2016, we have continued to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns. In July 2020, we announced the acquisition of a 50% interest in Beach Cities Media Center, a 6.4-acre land site on the Rosecrans Corridor of the El Segundo submarket of Los Angeles, California for a purchase price of $21.2 million. The site is fully entitled to support the future development of approximately 275,000 square feet of Class A creative office space and is located in one of the most in-demand creative office areas in the South Bay of Los Angeles where several Fortune 500 and emerging office tenants in the technology, entertainment and financial sectors are located. In conjunction with the acquisition, BXP entered into a joint venture with Continental Development Corporation, a premier developer and owner of Class A properties primarily in the El Segundo and Manhattan Beach submarkets with more than 500 tenants across its portfolio.
New York
As of June 30, 2020, our New York CBD in-service portfolio was approximately 94% leased, including approximately 374,000 square feet of leases that we terminated due to the nonpayment of rent, where the tenants have yet to vacate. In the second quarter of 2020, we commenced approximately 682,000 square feet of leases in the New York region. Of these leases, approximately 638,000 square feet had been vacant for less than one year and represent a decrease in net rental obligations of approximately 2% over the prior leases.
San Francisco
Our San Francisco CBD in-service properties were approximately 97% leased as of June 30, 2020. During the second quarter of 2020, we commenced approximately 135,000 square feet of leases in the San Francisco region. Of these leases, approximately 123,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 32% over the prior leases.
On June 26, 2020, we completed the acquisition of property at 777 Harrison Street (known as Fourth + Harrison and formerly known as 425 Fourth Street), in San Francisco, California for a purchase price of approximately $140.1 million. Fourth + Harrison, is a fully-entitled site that can support the development of approximately 804,000 square feet of primarily office space.
Washington, DC
In the Washington, DC region, our focus remains on (1) expanding our development potential in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong, (2) divesting of certain assets in Washington, DC and select suburban markets and (3) matching development sites with tenants to begin development with significant pre-leasing commitments. During the second quarter of 2020, we commenced approximately 372,000 square feet of leases in the Washington, DC region. Of these leases, approximately 316,000 square feet had been vacant for less than one year and represent a decrease in net rental obligations of approximately 19% over the prior leases. During the quarter, we also signed a new, 12-year lease with Microsoft Corporation for approximately 400,000 square feet at Reston Town Center in Reston, Virginia.
Our Washington, DC CBD in-service properties were approximately 83% leased, as of June 30, 2020, with modest near-term exposure and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through dispositions of assets. During the second quarter of 2020, we continued this strategy through the sale of a portion of our Capital Gallery office building comprised of approximately 455,000 square feet for approximately $254 million. Also, a joint venture in which we have a 50% ownership interest sold Annapolis Junction Building Eight, an approximately 126,000 square foot office building, and two land parcels for approximately $47.0 million. Our Washington, DC suburban properties, which includes our significant presence in Reston, Virginia, was approximately 86% leased as of June 30, 2020.

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three and six months ended June 30, 2020:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	Total Square Feet
Vacant space available at the beginning of the period	3,185,072	3,135,170
Property dispositions/properties taken out of service (1)	(150,193)	(150,193)
Vacant space in properties acquired	—	—
Properties placed (and partially placed) in-service (2)	83,857	364,822
Leases expiring or terminated during the period	1,750,629	2,836,045
Total space available for lease	4,869,365	6,185,844
1st generation leases	20,551	342,007
2nd generation leases with new tenants	490,659	1,056,795
2nd generation lease renewals	787,799	1,216,686
Total space leased (3)	1,299,009	2,615,488
Vacant space available for lease at the end of the period	3,570,356	3,570,356

Leases executed during the period, in square feet (4)	942,211	1,643,941

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,278,458	2,273,481
Weighted Average Lease Term	129 Months	116 Months
Weighted Average Free Rent Period	184 Days	151 Days
Total Transaction Costs Per Square Foot (6)	$102.33	$89.03
Increase in Gross Rents (7)	0.20%	18.91%
Increase in Net Rents (8)	(0.79)%	29.30%
 __________________
(1)Total square feet of property dispositions/properties taken out of service during the three and six months ended June 30, 2020 consists of 24,508 due to the sale of a portion of Capital Gallery and 125,685 due to the sale of Annapolis Junction Building Eight.
(2)Total square feet of properties placed (and partially placed) in-service during the three months ended June 30, 2020 consists of 79,527 at 20 CityPoint and 4,330 at 685 Gateway. Total square feet of properties placed (and partially placed) in-service during the six months ended June 30, 2020 consists of 79,527 at 20 CityPoint, 4,330 at 685 Gateway, 5,156 at 145 Broadway and 275,809 at 17Fifty Presidents Street.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2020.
(4)Represents leases executed during the three and six months ended June 30, 2020 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and six months ended June 30, 2020 is 262,368 and 506,388, respectively. Amounts for the three and six months ended June 30, 2020 exclude lease modifications related to COVID-19 covering an aggregate of 3,099,343 square feet that were executed in the three and six months ended June 30, 2020 to provide cash rent deferrals and/or abatements. Of these lease modifications, the lease terms associated with 296,989 square feet were extended for a period of 12 or more months.
(5)Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,278,458 and 2,273,481 square feet of second generation leases that commenced during the three and six months ended June 30, 2020, respectively, leases for 1,016,090 and 1,772,249 square feet, respectively, were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,178,430 and 1,905,772 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2020, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,178,430 and 1,905,772 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2020, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
Transactions during the three months ended June 30, 2020 included the following:
Capital markets
•On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031. The notes were priced at 99.850% of the principal amount to yield an effective rate (including financing fees) of approximately 3.343% per annum to maturity. The notes will mature on January 30, 2031, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $1.24 billion after deducting underwriting discounts and transaction expenses.
•On May 22, 2020, BXP renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. Under the ATM stock offering program, BXP may also engage in forward sale transactions with affiliates of certain sales agents for the sale of its common stock on a forward basis. This program replaced BXP’s prior $600.0 million ATM stock offering program that was scheduled to expire on June 2, 2020. BXP intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this ATM stock offering program.
Developments
•On June 1, 2020, we completed and fully placed in-service 20 CityPoint, a Class A office project with approximately 211,000 net rentable square feet located in Waltham, Massachusetts that is 62% leased.
•On June 26, 2020, we completed the acquisition of real property at 777 Harrison Street (known as Fourth + Harrison and formerly known as 425 Fourth Street) located in San Francisco, California for a gross purchase price, including entitlements, totaling approximately $140.1 million. Fourth + Harrison is expected to support the development of approximately 804,000 square feet of primarily commercial office space.
Disposition
•On June 25, 2020, we completed the sale of a portion of our Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.9 million, resulting in a gain on sale of real estate totaling approximately $203.8 million for BXP and approximately $207.2 million for BPLP. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property.
Unconsolidated joint venture activities
•On June 9, 2020, a joint venture in which we have a 20% interest refinanced with a new lender the mortgage loan collateralized by its Metropolitan Square property located in Washington, DC. The outstanding balance of the loan totaled approximately $155.9 million, bore interest at a fixed rate of 5.75% per annum and was scheduled to mature on August 5, 2020. The new mortgage loan totaling $325.0 million, of which $288.0 million was advanced at closing, bears interest at a variable rate equal to LIBOR plus 4.75% per annum and matures on July 7, 2022, with two, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR portion of interest costs to 3.00% per annum on a notional amount of $325.0 million through July 7, 2022. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $112.7 million, of which our share totaled approximately $22.5 million. Metropolitan Square is a Class A office property with approximately 654,000 net rentable square feet.
•On June 25, 2020, a joint venture in which we have a 50% interest completed the sale of Annapolis Junction Building Eight and two land parcels located in Annapolis, Maryland for a gross sale price of $47.0 million. Net cash proceeds totaled approximately $45.8 million after the payment of transaction costs. We recognized a gain on sale of real estate totaling approximately $5.8 million, which is included in Income from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. The joint venture distributed approximately $36.8 million of available cash and the net proceeds from the sale after the pay down of the mortgage loan, of which our share totaled approximately $18.4 million. Annapolis Junction Building Eight is an approximately 126,000 net rentable square foot Class A office property which is vacant. The two land parcels will support the development of approximately 300,000 square feet of commercial office space with one parcel currently containing surface parking for approximately 511 vehicles.
In conjunction with the joint venture’s sale of Annapolis Junction Building Eight, the joint venture modified the mortgage loan collateralized by Annapolis Junction Building Seven and Building Eight with the release of Annapolis Junction Building Eight as collateral under the loan in exchange for a principal pay down of approximately $16.1 million using a portion of the net proceeds from the sale of the property. At the time of the modification, the outstanding balance of the loan totaled approximately $34.5 million, bore interest at a variable rate equal to LIBOR plus 2.35% per annum and was scheduled to mature on June 30, 2020. The modified mortgage loan totaling approximately $18.4 million is collateralized by Annapolis Junction Building Seven, continues to bear interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on March 25, 2021. Annapolis Junction Building Seven is a Class A office property with approximately 127,000 net rentable square feet located in Annapolis, Maryland.
Transaction completed subsequent to June 30, 2020 included the following:
•On July 23, 2020, we acquired a 50% interest in a joint venture entity that owns Beach Cities Media Center, a 6.4-acre parcel of land located in El Segundo, California, for a purchase price of approximately $21.2 million. Beach Cities Media Center is expected to support the development of approximately 275,000 square feet of Class A office space.
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

Results of Operations for the Six Months Ended June 30, 2020 and 2019
The impact that COVID-19 has had on our business, financial position and results of operations during the second quarter of 2020 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that COVID-19 will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners; any material adverse effect on these parties could also have a material adverse effect on us. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with tenants, government officials and joint venture partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Item 1A: “Risk Factors” for additional details.
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $501.8 million and $569.2 million for the six months ended June 30, 2020 compared to 2019, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the six months ended June 30, 2020 and 2019 (in thousands):

Boston Properties, Inc.

	Six months ended June 30,
	2020	2019	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$764,232	$262,431	$501,801	191.21%
Preferred dividends	5,250	5,250	—	—%
Net Income Attributable to Boston Properties, Inc.	769,482	267,681	501,801	187.46%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	87,525	30,627	56,898	185.78%
Noncontrolling interests in property partnerships	18,719	36,312	(17,593)	(48.45)%
Net Income	875,726	334,620	541,106	161.71%
Other Expenses:
Add:
Interest expense	208,733	203,366	5,367	2.64%
Impairment loss	—	24,038	(24,038)	(100.00)%
Other Income:
Less:
Gains (losses) from investments in securities	(893)	4,134	(5,027)	(121.60)%
Interest and other income (loss)	4,322	7,368	(3,046)	(41.34)%
Gains on sales of real estate	613,932	781	613,151	78,508.45%
Income from unconsolidated joint ventures	1,463	48,177	(46,714)	(96.96)%
Other Expenses:
Add:
Depreciation and amortization expense	349,282	342,005	7,277	2.13%
Transaction costs	947	877	70	7.98%
Payroll and related costs from management services contracts	5,721	5,798	(77)	(1.33)%
General and administrative expense	74,197	76,833	(2,636)	(3.43)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	5,721	5,798	(77)	(1.33)%
Development and management services revenue	16,004	19,263	(3,259)	(16.92)%
Net Operating Income	$874,057	$902,016	$(27,959)	(3.10)%

Boston Properties Limited Partnership

	Six months ended June 30,
	2020	2019	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$868,308	$299,097	$569,211	190.31%
Preferred distributions	5,250	5,250	—	—%
Net Income Attributable to Boston Properties Limited Partnership	873,558	304,347	569,211	187.03%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	18,719	36,312	(17,593)	(48.45)%
Net Income	892,277	340,659	551,618	161.93%
Other Expenses:
Add:
Interest expense	208,733	203,366	5,367	2.64%
Impairment loss	—	22,272	(22,272)	(100.00)%
Other Income:
Less:
Gains (losses) from investments in securities	(893)	4,134	(5,027)	(121.60)%
Interest and other income (loss)	4,322	7,368	(3,046)	(41.34)%
Gains on sales of real estate	626,895	930	625,965	67,308.06%
Income from unconsolidated joint ventures	1,463	48,177	(46,714)	(96.96)%
Other Expenses:
Add:
Depreciation and amortization expense	345,694	337,881	7,813	2.31%
Transaction costs	947	877	70	7.98%
Payroll and related costs from management services contracts	5,721	5,798	(77)	(1.33)%
General and administrative expense	74,197	76,833	(2,636)	(3.43)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	5,721	5,798	(77)	(1.33)%
Development and management services revenue	16,004	19,263	(3,259)	(16.92)%
Net Operating Income	$874,057	$902,016	$(27,959)	(3.10)%

At June 30, 2020 and 2019, we owned or had interests in a portfolio of 195 and 193 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2020 and 2019 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 139 properties totaling approximately 38.5 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2019 and owned and in service through June 30, 2020. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2019 or disposed of on or prior to June 30, 2020. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2020 and 2019 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2020	2019	Increase/ (Decrease)	% Change	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,257,343	$1,280,730	$(23,387)	(1.83)%	$6,893	$—	$28,326	$—	$1,224	$5,359	$21,698	$45,061	$1,315,484	$1,331,150	$(15,666)	(1.18)%
Termination Income	5,648	11,527	(5,879)	(51.00)%	—	—	—	—	—	—	59	318	5,707	11,845	(6,138)	(51.82)%
Lease Revenue	1,262,991	1,292,257	(29,266)	(2.26)%	6,893	—	28,326	—	1,224	5,359	21,757	45,379	1,321,191	1,342,995	(21,804)	(1.62)%
Parking and Other	36,128	49,329	(13,201)	(26.76)%	1	—	1,058	—	12	112	932	1,514	38,131	50,955	(12,824)	(25.17)%
Total Rental Revenue (1)	1,299,119	1,341,586	(42,467)	(3.17)%	6,894	—	29,384	—	1,236	5,471	22,689	46,893	1,359,322	1,393,950	(34,628)	(2.48)%
Real Estate Operating Expenses	476,109	485,648	(9,539)	(1.96)%	2,852	—	4,931	—	2,697	4,528	8,135	17,415	494,724	507,591	(12,867)	(2.53)%
Net Operating Income (Loss), Excluding Residential and Hotel	823,010	855,938	(32,928)	(3.85)%	4,042	—	24,453	—	(1,461)	943	14,554	29,478	864,598	886,359	(21,761)	(2.46)%
Residential Net Operating Income (2)	11,329	8,818	2,511	28.48%	—	—	—	—	—	—	—	—	11,329	8,818	2,511	28.48%
Hotel Net Operating Income (Loss) (2)	(1,870)	6,839	(8,709)	(127.34)%	—	—	—	—	—	—	—	—	(1,870)	6,839	(8,709)	(127.34)%
Net Operating Income (Loss)	$832,469	$871,595	$(39,126)	(4.49)%	$4,042	$—	$24,453	$—	$(1,461)	$943	$14,554	$29,478	$874,057	$902,016	$(27,959)	(3.10)%
_______________
(1)Rental Revenue is equal to Revenue less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Revenue per the Consolidated Statements of Operations, excluding the residential and hotel revenue that is noted below. We use Rental Revenue internally as a performance measure and in calculating other non-GAAP financial measures (e.g., NOI), which provides investors with information regarding our performance that is not immediately apparent from the comparable non-GAAP measures and allows investors to compare operating performance between periods.
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 57. Residential Net Operating Income for the six months ended June 30, 2020 and 2019 is comprised of Residential Revenue of $19,358 and $16,714 less Residential Expenses of $8,029 and $7,896, respectively. Hotel Net Operating Income for the six months ended June 30, 2020 and 2019 is comprised of Hotel Revenue of $6,924 and $23,782 less Hotel Expenses of $8,794 and $16,943, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio decreased by approximately $23.4 million for the six months ended June 30, 2020 compared to 2019. Approximately $53.3 million of the decrease was related to write-offs, which are discussed below. The decrease was offset by an increase in our average revenue per square foot by approximately $1.35, contributing approximately $27.3 million and an approximately $2.6 million increase due to our average occupancy increasing from 93.80% to 93.99%.
Under Accounting Standards Codification (“ASC”) 842 - “Leases” (“ASC 842”), any write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the six months ended June 30, 2020, for our Same Property Portfolio, we wrote off approximately $35.1 million and $18.2 million of accrued rent and accounts receivable balances, respectively. These write-offs were for tenants, primarily in the retail sector, that either terminated their leases or we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for the Same Property Portfolio, during the second quarter of 2020, we executed lease modification agreements for approximately 2.4 million square feet and granted approximately $25.0 million of cash rent abatements and deferrals, of which approximately $14.0 million related to rental charges for the second quarter of 2020. Although some of the lease modifications were deferrals under which we expect the tenant will pay us in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for a year or more). As a result of the lease modification agreements, that extended the lease term we expect to see an increase in cash rent received in the future.
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (“Lease Modification Q & A”) related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, our accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during the second quarter of 2020.
We expect to continue to execute lease modification agreements as a result of COVID-19. However, the degree to which our tenants’ businesses are negatively impacted by COVID-19 could leave some tenants still unable to meet their rental payment obligations and result in a reduction in our cash flows. We may write off additional accrued rent or accounts receivable balances and this could have a material adverse effect on lease revenue. See Item 1A: “Risk Factors” for additional details.
Termination Income
Termination income decreased by approximately $5.9 million for the six months ended June 30, 2020 compared to 2019.
Termination income for the six months ended June 30, 2020 related to 28 tenants across the Same Property Portfolio and totaled approximately $5.6 million, which was primarily related to tenants that terminated leases early in New York City and the Boston region.
Termination income for the six months ended June 30, 2019 related to 19 tenants across the Same Property Portfolio and totaled approximately $11.5 million, of which approximately $6.8 million is from two tenants that terminated leases early at 399 Park Avenue in New York City.
Parking and Other Revenue
Parking and other revenue decreased by approximately $13.2 million for the six months ended June 30, 2020 compared to 2019. Parking revenue decreased by approximately $14.1 million while other revenue increased by approximately $0.9 million. The decrease in parking revenue was primarily due to a decrease in transient and monthly parking.
During the second quarter of 2020, with stay-at-home orders in effect, business closures and people working remotely in a majority of regions in which our properties are located, we generated minimal hourly/daily parking revenue and this trend may continue for as long as these conditions exist. However, as these conditions shift, and “stay-at-home” orders are partially or fully lifted, businesses begin to open and people begin to return to working in an office setting, we expect to and have begun to see an increase in parking revenue. As a result, for the six months ended June 30, 2020, transient and monthly parking decreased by approximately $9.8 million and $2.3 million, respectively. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio decreased by approximately $9.5 million, or 2.0%, for the six months ended June 30, 2020 compared to 2019, due primarily to a decrease in utility expense of approximately $9.9 million, or 18.6%, partially offset by an increase in other real estate operating expenses of $0.4 million, or 0.1%. The decrease in utility expense was experienced across the portfolio and was primarily driven by a decrease in physical tenant occupancy, which led to lower demand for electricity and HVAC.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2019 and June 30, 2020. Rental revenue and real estate operating expenses increased by approximately $6.9 million and $2.9 million, respectively, for the six months ended June 30, 2020 compared to 2019, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2020	2019	Change	2020	2019	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	392,568	$6,878	$—	$6,878	$2,851	$—	$2,851
Fourth + Harrison (1)	June 26, 2020	N/A	16	—	16	1	—	1
		392,568	$6,894	$—	$6,894	$2,852	$—	$2,852
_______________
(1)Located at 777 Harrison Street in San Francisco, California (known as Fourth + Harrison and formerly known as 425 Fourth Street).
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2019 and June 30, 2020. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $29.4 million and $4.9 million, respectively, for the six months ended June 30, 2020 compared to 2019, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$3,624	$—	$3,624	$1,322	$—	$1,322
145 Broadway	Fourth Quarter, 2019	Fourth Quarter, 2019	488,862	21,817	—	21,817	2,333	—	2,333
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	3,943	—	3,943	1,276	—	1,276
			976,147	$29,384	$—	$29,384	$4,931	$—	$4,931
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2019 and June 30, 2020. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $4.2 million and $1.8 million, respectively, for the six months ended June 30, 2020 compared to 2019.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2020	2019	Change	2020	2019	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$(1,393)	$1,862	$(3,255)	$842	$954	$(112)
325 Main Street (2)	May 9, 2019	115,000	36	(753)	789	74	1,040	(966)
200 West Street (3)	September 30, 2019	261,000	2,593	4,362	(1,769)	1,781	2,534	(753)
		596,000	$1,236	$5,471	$(4,235)	$2,697	$4,528	$(1,831)
_______________
(1)Rental revenue for the six months ended June 30, 2020 includes an approximately $2.9 million write-off of accrued rent and accounts receivable balances for a terminated tenant.
(2)Rental revenue for the six months ended June 30, 2019 includes the acceleration and write-off of accrued rent associated with the early termination of a lease at the property. Real estate operating expenses for the six months ended June 30, 2020 and 2019 includes approximately $0.1 million and $0.4 million of demolition costs, respectively.
(3)Rental revenue and real estate operating expenses for the six months ended June 30, 2019 are related to the entire building. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2019 and June 30, 2020. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $24.2 million and $9.3 million, respectively, for the six months ended June 30, 2020 compared to 2019, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$—	$159	$(159)	$—	$189	$(189)
One Tower Center	June 3, 2019	Office	410,000	—	2,100	(2,100)	—	2,080	(2,080)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	—	82	(82)
Washingtonian North	December 20, 2019	Land	N/A	—	—	—	—	76	(76)
601, 611 and 651 Gateway (1)	January 28, 2020	Office	768,000	1,946	14,546	(12,600)	881	4,971	(4,090)
New Dominion Technology Park	February 20, 2020	Office	493,000	2,551	9,780	(7,229)	772	2,910	(2,138)
Capital Gallery (2)	June 25, 2020	Office	631,000	18,192	20,308	(2,116)	6,482	7,107	(625)
			2,545,000	$22,689	$46,893	$(24,204)	$8,135	$17,415	$(9,280)
_______________
(1)Rental revenue for the six months ended June 30, 2019 includes approximately $0.5 million of termination income (See Notes 3 and 5 to the Consolidated Financial Statements).
(2)We completed the sale of a portion of our Capital Gallery property located in Washington, DC. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space. The amounts shown represent the entire property and not just the portion sold (See Note 3 to the Consolidated Financial Statements).
For additional information on the sales of the above properties and land parcel refer to “Results of Operations—Other Income and Expense Items - Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $2.5 million for the six months ended June 30, 2020 compared to 2019.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the six months ended June 30, 2020 and 2019.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)
Average Monthly Rental Rate (1)	$4,520	$4,457	1.4%	$2,395	$2,379	0.7%	$2,331	$2,319	0.5%	$2,959	$2,785	6.2%
Average Rental Rate Per Occupied Square Foot	$5.02	$4.89	2.7%	$2.63	$2.60	1.2%	$2.48	$2.52	(1.6)%	$5.44	$5.22	4.2%
Average Physical Occupancy (2)	93.4%	94.8%	(1.5)%	90.5%	92.3%	(2.0)%	81.9%	58.8%	39.3%	94.0%	71.1%	32.2%
Average Economic Occupancy (3)	93.0%	95.2%	(2.3)%	89.3%	91.5%	(2.4)%	76.8%	52.5%	46.3%	93.5%	67.1%	39.3%
_______________
(1)Average Monthly Rental Rate is calculated as the average of the quotients obtained by dividing (A) rental revenue as determined in accordance with GAAP, by (B) the number of occupied units for each month within the applicable fiscal period.
(2)Average Physical Occupancy is defined as (1) the average number of occupied units divided by (2) the total number of units, expressed as a percentage.
(3)Average Economic Occupancy is defined as (1) total possible revenue less vacancy loss divided by (2) total possible revenue, expressed as a percentage. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Actual market rents and trends in such rents for a region as reported by others may vary materially from Market Rents used by us. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $8.7 million for the six months ended June 30, 2020 compared to 2019.
As a result of COVID-19, we closed the Boston Marriott Cambridge in March 2020 and it did not re-open during the second quarter of 2020. We do not know when the hotel will re-open. The hotel is operating at a monthly deficit and its continued closure has had and will continue to have, a material adverse effect on the hotel’s contribution to our results of operations during the closure. See Item 1A: "Risk Factors" for additional details.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2020 and 2019.

	2020	2019	Change (%)
Occupancy	29.8%	84.7%	(64.8)%
Average daily rate	$211.29	$272.65	(22.5)%
REVPAR	$62.98	$230.97	(72.7)%

Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $3.3 million for the six months ended June 30, 2020 compared to 2019. Development services revenue decreased by approximately $3.9 million while management services revenue increased by approximately $0.6 million. The decrease in development services revenue was primarily related to a decrease of approximately $4.5 million in development fees and fees associated with tenant improvement projects earned in the Boston and New York regions offset by an increase of approximately $0.6 million in development fees earned in the San Francisco region. The increase in management services revenue was primarily related to an increase in property management fees earned from our Gateway Commons unconsolidated joint venture, which was deconsolidated on January 28, 2020.

General and Administrative Expense
General and administrative expense decreased by approximately $2.6 million for the six months ended June 30, 2020 compared to 2019 primarily due to a decrease in compensation expense of approximately $3.2 million, partially offset by an approximately $0.6 million increase in other general and administrative expenses. The decrease in compensation expense was related to (1) an approximately $5.0 million decrease in the value of our deferred compensation plan, (2) an approximately $0.8 million decrease in health care costs and (3) an approximately $0.7 million increase in capitalized wages, which decreases general and administrative expenses. These increases were partially offset by an approximately $3.3 million increase in other compensation expense, which includes the expense associated with our equity compensation programs, which includes the acceleration of amortization that occurred for employees that reached a certain age and number of years of service and therefore became vested in these awards sooner. The increase in other general and administrative expenses was primarily related to the write-off of the remaining fees associated with BXP’s prior ATM stock offering program that was scheduled to expire on June 2, 2020 and an increase in other professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the six months ended June 30, 2020 and 2019 were approximately $6.2 million and $5.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $70,000 for the six months ended June 30, 2020 compared to 2019 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $7.3 million for the six months ended June 30, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$333,136	$321,690	$11,446
Properties Acquired Portfolio	4,894	—	4,894
Properties Placed In-Service Portfolio	7,043	—	7,043
Properties in Development or Redevelopment Portfolio (1)	924	11,861	(10,937)
Properties Sold Portfolio	3,285	8,454	(5,169)
	$349,282	$342,005	$7,277
_______________
(1)On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts. As a result, during the six months ended June 30, 2019, we recorded approximately $9.9 million of accelerated depreciation expense for the demolition of the building, of which approximately $0.4 million related to the step-up of real estate assets.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $7.8 million for the six months ended June 30, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$329,548	$317,945	$11,603
Properties Acquired Portfolio	4,894	—	4,894
Properties Placed In-Service Portfolio	7,043	—	7,043
Properties in Development or Redevelopment Portfolio (1)	924	11,482	(10,558)
Properties Sold Portfolio	3,285	8,454	(5,169)
	$345,694	$337,881	$7,813
_______________
(1)On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts. As a result, during the six months ended June 30, 2019, we recorded approximately $9.5 million of accelerated depreciation expense for the demolition of the building.
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
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the six months ended June 30, 2020 compared to 2019, income from unconsolidated joint ventures decreased by approximately $46.7 million primarily due to an approximately $47.8 million gain on sale of real estate from the sale of 540 Madison Avenue during the six months ended June 30, 2019 and the resulting loss of income thereafter, along with the addition of our Gateway Commons joint venture and the partial placing in-service of the Hub50House joint venture in South San Francisco, CA and Boston, MA, respectively. These joint ventures reduced our net income by approximately $4.0 million for the six months ended June 30, 2020. At June 30, 2020, the Hub50House was only 35% leased and we do not expect it to be stabilized until the first quarter of 2022. The decrease in net income from the Gateway Commons joint venture was primarily related to depreciation and amortization. These decreases were partially offset by an approximately $5.8 million gain on sale of real estate from the sale of Annapolis Junction Building Eight and two land parcels during the six months ended June 30, 2020 (See Note 5 to the Consolidated Financial Statements).
Under ASC 842, any write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the six months ended June 30, 2020, for our unconsolidated joint ventures, we wrote off our share of the accrued rent and accounts receivable balances of approximately $0.7 million and $1.0 million, respectively. These write-offs were for tenants, primarily in the retail sector, that either terminated their leases or we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for properties owned by our unconsolidated joint ventures, during the second quarter of 2020, the joint ventures executed lease modification agreements for approximately 674,000 square feet. As a result of these lease modification agreements, our share of the total cash rent abatements and deferrals granted was approximately $5.3 million, of which approximately $2.5 million was related to rental charges for the second quarter of 2020. Although some of the lease modifications were deferrals where we expect the tenant will pay the joint venture in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for longer than a year). As a result of the lease modification agreements that extended the lease term, we expect to see an increase in cash rent received in the future.

In April 2020, the FASB staff issued the Lease Modification Q & A related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, the accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during the second quarter of 2020.
The joint ventures expect to continue to execute lease modification agreements as a result of COVID-19. However, the degree to which tenants’ businesses are negatively impacted by COVID-19 could leave some tenants still unable to meet their rental payment obligations and result in a reduction in cash flows. Our unconsolidated joint ventures may write-off additional accrued rent or accounts receivable balances and this could have a material adverse effect on lease revenue. See Item 1A: “Risk Factors” for additional details.
Gains on Sales of Real Estate
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
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $613.2 million for the six months ended June 30, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$217.7	(1)
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	192.3
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.9	203.8	(2)
				$859.7	$500.9	$613.8	(3)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.5
				$64.7	$61.8	$1.1	(4)
___________
(1)On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture (See Notes 3 and 5 to the Consolidated Financial Statements).
(2)We completed the sale of a portion of our Capital Gallery property located in Washington, DC. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space (See Note 3 to the Consolidated Financial Statements).
(3)Excludes approximately $0.1 million of gains on sales of real estate recognized during the six months ended June 30, 2020 related to gain amounts from sales of real estate occurring in the prior year.
(4)Excludes approximately $0.3 million of losses on sales of real estate recognized during the six months ended June 30, 2019 related to loss amounts from sales of real estate occurring in prior years.

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $626.0 million for the six months ended June 30, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$222.4	(1)
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	197.1
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.9	207.2	(2)
				$859.7	$500.9	$626.7	(3)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.6
				$64.7	$61.8	$1.2	(4)
___________
(1)On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture (See Notes 3 and 5 to the Consolidated Financial Statements).
(2)We completed the sale of a portion of our Capital Gallery property located in Washington, DC. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space (See Note 3 to the Consolidated Financial Statements).
(3)Excludes approximately $0.1 million of gains on sales of real estate recognized during the six months ended June 30, 2020 related to gain amounts from sales of real estate occurring in the prior year.
(4)Excludes approximately $0.3 million of losses on sales of real estate recognized during the six months ended June 30, 2019 related to loss amounts from sales of real estate occurring in prior years.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $3.0 million for the six months ended June 30, 2020 compared to 2019. Interest income and the credit loss allowance decreased by approximately $2.5 million and $0.5 million, respectively. The decrease in interest income is primarily due to a decrease in interest rates. On January 1, 2020, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) and, as a result, we were required to record a credit loss allowance related to our outstanding (1) related party note receivable, (2) notes receivable and (3) off-balance sheet credit exposures (See Note 2 to the Consolidated Financial Statements).
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the six months ended June 30, 2020 and 2019 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the six months ended June 30, 2020 and 2019, we recognized gains (losses) of approximately $(0.9) million and $4.1 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.9) million and $4.1 million during the six months ended June 30, 2020 and 2019, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
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
At March 31, 2019, we evaluated the expected hold period of our One Tower Center property located in East Brunswick, New Jersey and, based on a shorter-than-expected hold period, we reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million. On June 3, 2019, we completed the sale of the property. One Tower Center is an approximately 410,000 net rentable square foot Class A office property. We did not have any impairments during the six months ended June 30, 2020.
Interest Expense
Interest expense increased by approximately $5.4 million for the six months ended June 30, 2020 compared to 2019, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2020 compared to June 30, 2019
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	$13,714
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	10,164
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	6,232
Increase in interest due to finance leases	3,390
Decrease in capitalized interest related to development projects	593
Other interest expense (excluding senior notes)	331
Total increases to interest expense	34,424
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(19,731)
Decrease in interest rates for the 2017 Credit Facility	(4,806)
Increase in capitalized interest related to development projects that had finance leases	(3,390)
Repayment of a bond financing collateralized by New Dominion Technology Building One	(1,130)
Total decreases to interest expense	(29,057)
Total change in interest expense	$5,367

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2020 and 2019 was approximately $27.9 million and $25.1 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2020, our outstanding variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit facility (the “2017 Credit Facility”), which includes the $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) and the $1.5 billion revolving line of credit (the “Revolving Facility”). The Delayed Draw Facility had $500.0 million outstanding as of June 30, 2020. The Revolving Facility did not have an outstanding balance as of June 30, 2020. For a summary of our consolidated debt as of June 30, 2020 and June 30, 2019 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031 (See Note 6 to the Consolidated Financial Statements). We used a portion of the net proceeds from this offering for the repayment of borrowings outstanding under the Revolving Facility.
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $17.6 million for the six months ended June 30, 2020 compared to 2019, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2020	2019	Change
	(in thousands)
Salesforce Tower (1)	$—	$116	$(116)
767 Fifth Avenue (the General Motors Building)	2,101	2,371	(270)
Times Square Tower (2)	(3,347)	13,920	(17,267)
601 Lexington Avenue (3)	7,965	9,535	(1,570)
100 Federal Street (4)	7,309	5,684	1,625
Atlantic Wharf Office Building	4,691	4,686	5
	$18,719	$36,312	$(17,593)
_______________
(1)On April 1, 2019, we acquired our partner’s 5% interest and subsequently own 100%.
(2)During the six months ended June 30, 2020, we wrote off approximately $26.8 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $14.7 million represents our share of the write-offs.
(3)During the six months ended June 30, 2020, we wrote off approximately $2.9 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $1.6 million represents our share of the write-offs.
(4)The increase was primarily due to an increase in lease revenue from our tenants.

Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $56.9 million for the six months ended June 30, 2020 compared to 2019 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020 partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.

Results of Operations for the Three Months Ended June 30, 2020 and 2019
The impact that COVID-19 has had on our business, financial position and results of operations during the second quarter of 2020 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that COVID-19 will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners; any material adverse effect on these parties could also have a material adverse effect on us. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with tenants, government officials and joint venture partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Item 1A: “Risk Factors” for additional details.
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $102.2 million and $116.3 million for the three months ended June 30, 2020 compared to 2019, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended June 30, 2020 and 2019. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 57.

Boston Properties, Inc.

	Three months ended June 30,
	2020	2019	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$266,525	$164,318	$102,207	62.20%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	269,150	166,943	102,207	61.22%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	30,197	19,036	11,161	58.63%
Noncontrolling interests in property partnerships	(767)	17,482	(18,249)	(104.39)%
Net Income	298,580	203,461	95,119	46.75%
Other Expenses:
Add:
Interest expense	107,142	102,357	4,785	4.67%
Other Income:
Less:
Gains from investments in securities	4,552	1,165	3,387	290.73%
Interest and other income (loss)	1,305	3,615	(2,310)	(63.90)%
Gains on sales of real estate	203,767	1,686	202,081	11,985.82%
Income from unconsolidated joint ventures	1,832	47,964	(46,132)	(96.18)%
Other Expenses:
Add:
Depreciation and amortization expense	178,188	177,411	777	0.44%
Transaction costs	332	417	(85)	(20.38)%
Payroll and related costs from management services contracts	2,484	2,403	81	3.37%
General and administrative expense	37,743	35,071	2,672	7.62%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,484	2,403	81	3.37%
Development and management services revenue	8,125	9,986	(1,861)	(18.64)%
Net Operating Income	$402,404	$454,301	$(51,897)	(11.42)%

Boston Properties Limited Partnership

	Three months ended June 30,
	2020	2019	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$301,975	$185,715	$116,260	62.60%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	304,600	188,340	116,260	61.73%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	(767)	17,482	(18,249)	(104.39)%
Net Income	303,833	205,822	98,011	47.62%
Other Expenses:
Add:
Interest expense	107,142	102,357	4,785	4.67%
Other Income:
Less:
Gains from investments in securities	4,552	1,165	3,387	290.73%
Interest and other income (loss)	1,305	3,615	(2,310)	(63.90)%
Gains on sales of real estate	207,241	1,835	205,406	11,193.79%
Income from unconsolidated joint ventures	1,832	47,964	(46,132)	(96.18)%
Other Expenses:
Add:
Depreciation and amortization expense	176,409	175,199	1,210	0.69%
Transaction costs	332	417	(85)	(20.38)%
Payroll and related costs from management services contracts	2,484	2,403	81	3.37%
General and administrative expense	37,743	35,071	2,672	7.62%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,484	2,403	81	3.37%
Development and management services revenue	8,125	9,986	(1,861)	(18.64)%
Net Operating Income	$402,404	$454,301	$(51,897)	(11.42)%

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 139 properties totaling approximately 38.5 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2019 and owned and in-service through June 30, 2020. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after April 1, 2019 or disposed of on or prior to June 30, 2020. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2020 and 2019 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2020	2019	Increase/ (Decrease)	% Change	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$591,581	$643,001	$(51,420)	(8.00)%	$3,341	$—	$15,484	$—	$(924)	$1,028	$8,084	$22,388	$617,566	$666,417	$(48,851)	(7.33)%
Termination Income	3,264	4,572	(1,308)	(28.61)%	—	—	—	—	—	—	45	338	3,309	4,910	(1,601)	(32.61)%
Lease Revenue	594,845	647,573	(52,728)	(8.14)%	3,341	—	15,484	—	(924)	1,028	8,129	22,726	620,875	671,327	(50,452)	(7.52)%
Parking and Other	13,006	25,228	(12,222)	(48.45)%	—	—	543	—	6	106	233	848	13,788	26,182	(12,394)	(47.34)%
Total Rental Revenue (1)	607,851	672,801	(64,950)	(9.65)%	3,341	—	16,027	—	(918)	1,134	8,362	23,574	634,663	697,509	(62,846)	(9.01)%
Real Estate Operating Expenses	227,295	243,083	(15,788)	(6.49)%	1,386	—	2,922	—	1,142	2,168	3,077	8,598	235,822	253,849	(18,027)	(7.10)%
Net Operating Income (Loss), Excluding Residential and Hotel	380,556	429,718	(49,162)	(11.44)%	1,955	—	13,105	—	(2,060)	(1,034)	5,285	14,976	398,841	443,660	(44,819)	(10.10)%
Residential Net Operating Income (2)	5,437	4,877	560	11.48%	—	—	—	—	—	—	—	—	5,437	4,877	560	11.48%
Hotel Net Operating Income (Loss) (2)	(1,874)	5,764	(7,638)	(132.51)%	—	—	—	—	—	—	—	—	(1,874)	5,764	(7,638)	(132.51)%
Net Operating Income (Loss)	$384,119	$440,359	$(56,240)	(12.77)%	$1,955	$—	$13,105	$—	$(2,060)	$(1,034)	$5,285	$14,976	$402,404	$454,301	$(51,897)	(11.42)%
_______________
(1)Rental Revenue is equal to Revenue less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Revenue per the Consolidated Statements of Operations, excluding the residential and hotel revenue that is noted below. We use Rental Revenue internally as a performance measure and in calculating other non-GAAP financial measures (e.g., NOI), which provides investors with information regarding our performance that is not immediately apparent from the comparable non-GAAP measures and allows investors to compare operating performance between periods.
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 57. Residential Net Operating Income for the three months ended June 30, 2020 and 2019 is comprised of Residential Revenue of $9,402 and $8,999 less Residential Expenses of $3,965 and $4,122, respectively. Hotel Net Operating Income for the three months ended June 30, 2020 and 2019 is comprised of Hotel Revenue of $99 and $14,844 less Hotel Expenses of $1,973 and $9,080, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio decreased by approximately $51.4 million for the three months ended June 30, 2020 compared to 2019. Approximately $51.1 million of the decrease was related to write-offs, which are discussed below. The remaining decrease was a result of an approximately $4.1 million decrease due to our average occupancy decreasing from 94.4% to 93.8%, partially offset by our average revenue per square foot increasing by approximately $0.21, contributing approximately $3.8 million.
Under ASC 842, any write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the three months ended June 30, 2020, for our Same Property Portfolio, we wrote off approximately $33.7 million and $17.4 million of accrued rent and accounts receivable balances, respectively. These write-offs were for tenants, primarily in the retail sector, that either terminated their leases or we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for the Same Property Portfolio, during the second quarter of 2020, we executed lease modification agreements for approximately 2.4 million square feet and granted approximately $25.0 million of cash rent abatements and deferrals, of which approximately $14.0 million was related to rental charges for the second quarter of 2020. Although some of the lease modifications were deferrals under which we expect the tenant will pay us in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for a year or more). As a result of the lease modification agreements, that extended the lease term, we expect to see an increase in cash rent received in the future.
In April 2020, the FASB staff issued the Lease Modification Q & A related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, our accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during the second quarter of 2020.
We expect to continue to execute lease modification agreements as a result of COVID-19. However, the degree to which our tenants’ businesses are negatively impacted by COVID-19 could leave some tenants still unable to meet their rental payment obligations and result in a reduction in our cash flows. We may write off additional accrued rent or accounts receivable balances and this could have a material adverse effect on lease revenue. See Item 1A: “Risk Factors” for additional details.
Termination Income
Termination income decreased by approximately $1.3 million for the three months ended June 30, 2020 compared to 2019.
Termination income for the three months ended June 30, 2020 related to 17 tenants across the Same Property Portfolio and totaled approximately $3.3 million, which was primarily related to tenants that terminated leases early in the New York City region.
Termination income for the three months ended June 30, 2019 related to 10 tenants across the Same Property Portfolio and totaled approximately $4.6 million, of which approximately $2.0 million is from a tenant that terminated a lease early at 399 Park Avenue in New York City.
Parking and Other Revenue
Parking and other revenue decreased by approximately $12.2 million for the three months ended June 30, 2020 compared to 2019. Parking revenue decreased by approximately $12.9 million while other revenue increased by approximately $0.7 million. The decrease in parking revenue was primarily due to a decrease in transient and monthly parking.

During the second quarter of 2020, with stay-at-home orders in effect, business closures and people working remotely in a majority of regions in which our properties are located, we generated minimal hourly/daily parking revenue and this trend may continue for as long as these conditions exist. However, as these conditions shift, and “stay-at-home” orders are partially or fully lifted, businesses begin to open and people begin to return to working in an office setting, we expect to and have begun to see an increase in parking revenue. As a result, for the three months ended June 30, 2020, transient and monthly parking decreased by approximately $8.5 million and $2.3 million, respectively. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio decreased by approximately $15.8 million, or 6.49%, for the three months ended June 30, 2020 compared to 2019, due primarily to decreases in utility expense and other real estate operating expenses of approximately $7.0 million, or 29.2%, and $8.8 million, or 4.0%, respectively. The decrease in utility expense was experienced across the portfolio and was primarily driven by a decrease in physical tenant occupancy, which led to lower demand for electricity and HVAC.
Properties Acquired Portfolio
The table below lists the properties acquired between April 1, 2019 and June 30, 2020. Rental revenue and real estate operating expenses increased by approximately $3.3 million and $1.4 million, respectively, for the three months ended June 30, 2020 compared to 2019, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2020	2019	Change	2020	2019	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	392,568	$3,325	$—	$3,325	$1,385	$—	$1,385
Fourth + Harrison (1)	June 26, 2020	N/A	16	—	16	1	—	1
		392,568	$3,341	$—	$3,341	$1,386	$—	$1,386
_______________
(1)Located at 777 Harrison Street in San Francisco, California (known as Fourth + Harrison and formerly known as 425 Fourth Street).
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between April 1, 2019 and June 30, 2020. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $16.0 million and $2.9 million, respectively, for the three months ended June 30, 2020 compared to 2019, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$1,775	$—	$1,775	$734	$—	$734
145 Broadway	Fourth Quarter, 2019	Fourth Quarter, 2019	488,862	10,907	—	10,907	1,145	—	1,145
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	3,345	—	3,345	1,043	—	1,043
			976,147	$16,027	$—	$16,027	$2,922	$—	$2,922
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between April 1, 2019 and June 30, 2020. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $2.1 million and $1.0 million, respectively, for the three months ended June 30, 2020 compared to 2019.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2020	2019	Change	2020	2019	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$(2,279)	$989	$(3,268)	$279	$395	$(116)
325 Main Street (2)	May 9, 2019	115,000	36	(1,953)	1,989	(75)	547	(622)
200 West Street (3)	September 30, 2019	261,000	1,325	2,098	(773)	938	1,226	(288)
		596,000	$(918)	$1,134	$(2,052)	$1,142	$2,168	$(1,026)
_______________
(1)Rental revenue for the three months ended June 30, 2020, includes an approximately $2.9 million write-off of accrued rent and accounts receivable balances for a terminated tenant.
(2)Rental revenue for the three months ended June 30, 2019 includes the acceleration and write-off of accrued rent associated with the early termination of a lease at the property. Real estate operating expenses for the three months ended June 30, 2019 includes approximately $0.4 million of demolition costs.
(3)Rental revenue and real estate operating expenses for the three months ended June 30, 2019 are related to the entire building. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.
Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2019 and June 30, 2020. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $15.2 million and $5.5 million, respectively, for the three months ended June 30, 2020 compared to 2019, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
One Tower Center	June 3, 2019	Office	410,000	$—	$895	$(895)	$—	$904	$(904)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	—	39	(39)
Washingtonian North	December 20, 2019	Land	N/A	—	—	—	—	40	(40)
601, 611 and 651 Gateway (1)	January 28, 2020	Office	768,000	—	7,410	(7,410)	—	2,507	(2,507)
New Dominion Technology Park	February 20, 2020	Office	493,000	—	4,918	(4,918)	—	1,506	(1,506)
Capital Gallery (2)	June 25, 2020	Office	631,000	8,362	10,351	(1,989)	3,077	3,602	(525)
			2,366,000	$8,362	$23,574	$(15,212)	$3,077	$8,598	$(5,521)
_______________
(1)Rental revenue for the three months ended June 30, 2019 includes approximately $0.3 million of termination income (See Notes 3 and 5 to the Consolidated Financial Statements).
(2)We completed the sale of a portion of our Capital Gallery property located in Washington, DC. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space. The amounts shown represent the entire property and not just the portion sold (See Note 3 to the Consolidated Financial Statements).
For additional information on the sales of the above properties and land parcel refer to “Results of Operations—Other Income and Expense Items - Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.6 million for the three months ended June 30, 2020 compared to 2019.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the three months ended June 30, 2020 and 2019.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)
Average Monthly Rental Rate (1)	$4,530	$4,481	1.1%	$2,371	$2,405	(1.4)%	$2,320	$2,378	(2.4)%	$2,891	$2,864	0.9%
Average Rental Rate Per Occupied Square Foot	$5.01	$4.92	1.8%	$2.60	$2.63	(1.1)%	$2.45	$2.57	(4.7)%	$5.31	$5.37	(1.1)%
Average Physical Occupancy (2)	91.9%	95.0%	(3.3)%	89.5%	94.2%	(5.0)%	81.5%	64.4%	26.6%	92.5%	78.8%	17.4%
Average Economic Occupancy (3)	91.7%	95.4%	(3.9)%	88.4%	93.8%	(5.8)%	76.7%	58.7%	30.7%	91.9%	75.9%	21.1%
_______________
(1)Average Monthly Rental Rate is calculated as the average of the quotients obtained by dividing (A) rental revenue as determined in accordance with GAAP, by (B) the number of occupied units for each month within the applicable fiscal period.
(2)Average Physical Occupancy is defined as (1) the average number of occupied units divided by (2) the total number of units, expressed as a percentage.
(3)Average Economic Occupancy is defined as (1) total possible revenue less vacancy loss divided by (2) total possible revenue, expressed as a percentage. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. Market Rents used by us in calculating Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Actual market rents and trends in such rents for a region as reported by others may vary materially from Market Rents used by us. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $7.6 million for the three months ended June 30, 2020 compared to 2019.
As a result of COVID-19, we closed the Boston Marriott Cambridge in March 2020 and it did not re-open during the second quarter of 2020. We do not know when the hotel will re-open. The hotel is operating at a monthly deficit and its continued closure has had and will continue to have, a material adverse effect on the hotel’s contribution to our results of operations during the closure. See Item 1A: "Risk Factors" for additional details.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2020 and 2019.

	2020	2019	Change (%)
Occupancy	—%	89.1%	(100.0)%
Average daily rate	$—	$318.28	(100.0)%
REVPAR	$—	$283.73	(100.0)%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.9 million for the three months ended June 30, 2020 compared to 2019. Development services revenue decreased by approximately $2.4 million while management services revenue increased by approximately $0.5 million. The decrease in development services revenue was primarily related to a decrease of approximately $1.8 million in development fees earned in the Boston and New York regions and a decrease of approximately $0.6 million in fees associated with tenant improvement projects earned in the Boston region. The increase in management services revenue was primarily related to an increase in property management fees earned from our Gateway Commons unconsolidated joint venture, which was deconsolidated on January 28, 2020.

General and Administrative Expense
General and administrative expense increased by approximately $2.7 million for the three months ended June 30, 2020 compared to 2019 primarily due to increases in compensation expense and other general and administrative expenses of approximately $2.3 million and $0.4 million, respectively. The increase in compensation expense was primarily due to an approximately $3.4 million increase in the value of our deferred compensation plan, partially offset by a decrease in other compensation expenses. The increase in other general and administrative expenses was primarily related to the write-off of the remaining fees associated with BXP’s prior ATM stock offering program that was scheduled to expire on June 2, 2020 and an increase in other professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended June 30, 2020 and 2019 were approximately $3.4 million and $2.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $85,000 for the three months ended June 30, 2020 compared to 2019 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $0.8 million for the three months ended June 30, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$170,133	$162,416	$7,717
Properties Acquired Portfolio	2,329	—	2,329
Properties Placed In-Service Portfolio	4,084	—	4,084
Properties in Development or Redevelopment Portfolio (1)	456	11,187	(10,731)
Properties Sold Portfolio	1,186	3,808	(2,622)
	$178,188	$177,411	$777
_______________
(1)On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts. As a result, during the three months ended June 30, 2019, we recorded approximately $9.9 million of accelerated depreciation expense for the demolition of the building, of which approximately $0.4 million related to the step-up of real estate assets.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $1.2 million for the three months ended June 30, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$168,354	$160,583	$7,771
Properties Acquired Portfolio	2,329	—	2,329
Properties Placed In-Service Portfolio	4,084	—	4,084
Properties in Development or Redevelopment Portfolio (1)	456	10,808	(10,352)
Properties Sold Portfolio	1,186	3,808	(2,622)
	$176,409	$175,199	$1,210
_______________
(1)On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts. As a result, during the three months ended June 30, 2019, we recorded approximately $9.5 million of accelerated depreciation expense for the demolition of the building.
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
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the three months ended June 30, 2020 compared to 2019, income from unconsolidated joint ventures decreased by approximately $46.1 million primarily due to an approximately $47.8 million gain on sale of real estate from the sale of 540 Madison Avenue during the three months ended June 30, 2019 and the resulting loss of income thereafter, along with the addition of our Gateway Commons joint venture and the partial placing in-service of the Hub50House joint venture in South San Francisco, CA and Boston, MA, respectively. These joint ventures reduced our net income by approximately $2.5 million for the three months ended June 30, 2020. At June 30, 2020, the Hub50House was only 35% leased and we do not expect it to be stabilized until the first quarter of 2022. The decrease in net income from the Gateway Commons joint venture was primarily related to depreciation and amortization. These decreases were partially offset by an approximately $5.8 million gain on sale of real estate from the sale of Annapolis Junction Building Eight and two undeveloped land parcels during the three months ended June 30, 2020 (See Note 5 of the Consolidated Financial Statements).
Under ASC 842, any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. As a result, during the three months ended June 30, 2020, for our unconsolidated joint ventures, we wrote off our share of the accrued rent and accounts receivable balances of approximately $0.7 million and $1.0 million, respectively. These write-offs were for tenants, primarily in the retail sector, that either terminated their leases or we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for properties owned by our unconsolidated joint ventures, during the second quarter of 2020, the joint ventures executed lease modification agreements for approximately 674,000 square feet. As a result of these lease modification agreements, our share of the total cash rent abatements and deferrals granted was approximately $5.3 million, of which approximately $2.5 million was related to rental charges for the second quarter of 2020. Although some of the lease modifications were deferrals where we expect the tenant will pay the joint venture in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for longer than a year). As a result of the lease modification agreements that extended the lease term, we expect to see an increase in cash rent received in the future.

In April 2020, the FASB staff issued the Lease Modification Q & A related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, the accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during the second quarter of 2020.
The joint ventures expect to continue to execute lease modification agreements as a result of COVID-19. However, the degree to which tenants’ businesses are negatively impacted by COVID-19 could leave some tenants still unable to meet their rental payment obligations and result in a reduction in cash flows. Our unconsolidated joint ventures may write-off additional accrued rent or accounts receivable balances and this could have a material adverse effect on lease revenue. See Item 1A: “Risk Factors” for additional details.
Gains on Sales of Real Estate
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
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $202.1 million for the three months ended June 30, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
Capital Gallery	June 25, 2020	Office	455,000	$253.7	$246.9	$203.8	(1)
2019
One Tower Center	June 3, 2019	Office	410,000	$38.0	$36.6	$(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.5
				$42.0	$40.4	$1.7
_______________
(1)We completed the sale of a portion of our Capital Gallery property located in Washington, DC. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space (See Note 3 to the Consolidated Financial Statements).

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $205.4 million for the three months ended June 30, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
Capital Gallery	June 25, 2020	Office	455,000	$253.7	$246.9	$207.2	(1)
2019
One Tower Center	June 3, 2019	Office	410,000	$38.0	$36.6	$(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.6
				$42.0	$40.4	$1.8
___________
(1)We completed the sale of a portion of our Capital Gallery property located in Washington, DC. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space (See Note 3 to the Consolidated Financial Statements).
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $2.3 million for the three months ended June 30, 2020 compared to 2019. Interest income and the credit loss allowance decreased by approximately $1.8 million and $0.5 million, respectively. The decrease in interest income is primarily due to a decrease in interest rates. On January 1, 2020, we adopted ASU 2016-13 and, as a result, were required to record a credit loss allowance related to our outstanding (1) related party note receivable, (2) notes receivable and (3) off-balance sheet credit exposures (See Note 2 to the Consolidated Financial Statements).
Gains from Investments in Securities
Gains from investments in securities for the three months ended June 30, 2020 and 2019 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2020 and 2019, we recognized gains of approximately $4.6 million and $1.2 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $4.6 million and $1.2 million during the three months ended June 30, 2020 and 2019, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.

Interest Expense
Interest expense increased by approximately $4.8 million for the three months ended June 30, 2020 compared to 2019, as detailed below.

Component	Change in interest expense for the three months ended June 30, 2020 compared to June 30, 2019
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	$6,455
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	6,232
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	5,082
Increase in interest due to finance leases	1,609
Decrease in capitalized interest related to development projects	1,148
Other interest expense (excluding senior notes)	133
Total increases to interest expense	20,659
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(9,866)
Decrease in interest rates for the 2017 Credit Facility	(3,834)
Increase in capitalized interest related to development projects that had finance leases	(1,609)
Repayment of bond financing collateralized by New Dominion Technology Building One	(565)
Total decreases to interest expense	(15,874)
Total change in interest expense	$4,785
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended June 30, 2020 and 2019 was approximately $13.7 million and $13.3 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2020, our outstanding variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility, which includes the $500.0 million Delayed Draw Facility and the $1.5 billion Revolving Facility. The Delayed Draw Facility had $500.0 million outstanding as of June 30, 2020. The Revolving Facility did not have an outstanding balance as of June 30, 2020. For a summary of our consolidated debt as of June 30, 2020 and June 30, 2019 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031 (See Note 6 to the Consolidated Financial Statements). We used a portion of the net proceeds from this offering for the repayment of borrowings outstanding under the Revolving Facility.

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $18.2 million for the three months ended June 30, 2020 compared to 2019, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2020	2019	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$441	$73	$368
Times Square Tower (1)	(10,216)	7,028	(17,244)
601 Lexington Avenue (2)	3,115	4,871	(1,756)
100 Federal Street	3,648	3,129	519
Atlantic Wharf Office Building	2,245	2,381	(136)
	$(767)	$17,482	$(18,249)
_______________
(1)During the three months ended June 30, 2020, we wrote off approximately $26.8 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $14.7 million represents our share of the write-offs.
(2)During the three months ended June 30, 2020, we wrote off approximately $2.9 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $1.6 million represents our share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $11.2 million for the three months ended June 30, 2020 compared to 2019 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020 partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations, including balloon payments on maturing debt;
•fund development/redevelopment costs;
•fund capital expenditures, including major renovations, tenant improvements and leasing costs;
•fund planned and possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein;
•fund dividend requirements on BXP’s Series B Preferred Stock; and
•make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:
•cash flow from operations;
•distribution of cash flows from joint ventures;
•cash and cash equivalent balances;
•BPLP’s 2017 Credit Facility and other short-term bridge facilities;
•construction loans;
•long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);
•sales of real estate; and

•issuances of BXP equity securities and/or additional preferred or common units of partnership interest in BPLP.
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

The following table presents information on properties under construction and redevelopment as of June 30, 2020 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 6/30/2020 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
Dock 72 (50% ownership)	Third Quarter, 2021	Brooklyn, NY	1	670,000	$203,461	$243,150	$125,000	$93,322	$8,011	33%	(6)
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	124,477	418,400	—	—	293,923	90%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	632,000	145,419	267,300	200,000	71,513	—	94%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Third Quarter, 2022	Bethesda, MD	1	734,000	117,558	198,900	127,500	46,933	775	100%
Reston Next (formerly Reston Gateway)	Fourth Quarter, 2023	Reston, VA	2	1,062,000	266,640	715,300	—	—	448,660	72%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	469,000	88,223	356,100	—	—	267,877	61%
Total Office Properties under Construction			7	3,987,000	945,778	2,199,150	452,500	211,768	1,019,246	75%
Residential
Hub50House (440 units) (50% ownership)	First Quarter, 2022	Boston, MA	1	320,000	144,507	153,500	90,000	81,428	421	47%	(7)
The Skylyne (402 units)	First Quarter, 2022	Oakland, CA	1	324,000	235,496	263,600	—	—	28,104	—	(8)
Total Residential Properties under Construction			2	644,000	380,003	417,100	90,000	81,428	28,525	47%
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	First Quarter, 2021	New York, NY	—	220,000	133,482	150,000	—	—	16,518	96%	(9)
200 West Street	Fourth Quarter, 2021	Waltham, MA	—	126,000	10,826	47,800	—	—	36,974	—%	(10)
Total Redevelopment Properties under Construction			—	346,000	144,308	197,800	—	—	53,492	61%
Total Properties under Construction and Redevelopment			9	4,977,000	$1,470,089	$2,814,050	$542,500	$293,196	$1,101,263	74%	(11)
___________
(1)Represents our share.
(2)Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through June 30, 2020.
(3)Includes approximately $103.4 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $103.4 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of August 3, 2020, including leases with future commencement dates.
(6)This property is 34% placed in-service as of June 30, 2020.
(7)This property is 81% placed in-service as of June 30, 2020.
(8)This development is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.
(9)Represents the low-rise portion of 601 Lexington Avenue.
(10)Represents a portion of the property under redevelopment for conversion to laboratory space.
(11)Percentage leased excludes residential units.

Lease revenue (which includes recoveries from tenants), other income from operations, available cash balances, mortgage financings, unsecured indebtedness and draws on BPLP’s Revolving Facility are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing and development and construction businesses, as well as the sale of assets from time to time. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment.
Material adverse changes in one or more sources of capital, including from the impacts of COVID-19, may adversely affect our net cash flows. For example, during the second quarter of 2020, our rent collections remained strong as we collected 99% of rents from our office tenants and 96% of rents from all tenants, including retail tenants. However, COVID-19 resulted in the write-off of accrued rent and accounts receivable balances for primarily retail tenants, decreases in parking and other revenue and the closure of our hotel, which reduced our revenue. In turn, if these impacts are material, they could adversely affect our ability to fund operating expenses, dividends and distributions, debt service payments, maintenance and repositioning capital expenditures and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s 2017 Credit Facility or its unsecured senior notes.
Our primary uses of capital over the next twelve months will be the completion of our current and committed development and redevelopment projects and the repayment of $850 million aggregate principal amount of BPLP’s 4.125% senior unsecured notes that mature in May 2021. As of June 30, 2020, our share of the remaining development and redevelopment costs that we expect to fund through 2024 is approximately $1.1 billion.
To satisfy these capital needs, as of August 3, 2020 we had approximately $1.4 billion of cash and cash equivalents, of which approximately $103 million is attributable to our consolidated joint venture partners, as well as approximately $250 million held in escrow for 1031 exchanges. On May 5, 2020, we enhanced our liquidity through BPLP’s issuance of $1.25 billion of 3.250% unsecured senior notes due 2031. We used $250.0 million of the net proceeds from the offering to repay borrowings outstanding under the Revolving Facility. In addition, during the second quarter of 2020, (1) we sold a portion of our Capital Gallery property which was comprised of approximately 455,000 net rentable square feet of commercial office space for approximately $254 million, which resulted in net proceeds of approximately $247 million and (2) a joint venture in which we own 50% sold Annapolis Junction Building Eight, a vacant 126,000 square foot office building, and two additional land parcels at Annapolis Junction Business Park for approximately $47 million which resulted in net proceeds to us of approximately $15 million, after the repayment of the debt.
Although the full extent to which COVID-19 will impact our liquidity and capital resources, as well as the duration of such impact, will depend on a wide range of factors, all of which are highly uncertain and cannot be predicted with confidence at this time, we believe that our strong liquidity, including the approximately $1.5 billion available under the Revolving Facility and available cash, as of August 3, 2020, is sufficient to fund our remaining capital requirements on existing development and redevelopment projects, repay our maturing indebtedness when due and still allow us to act opportunistically on attractive investment opportunities.
We also renewed BXP’s $600.0 million “at the market” (“ATM”) equity offering program in May 2020 through which BXP may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. Under the ATM stock offering program, BXP may also engage in forward sale transactions with affiliates of certain sales agents for the sale of its common stock on a forward basis. BXP has not sold any shares under the renewed program.
We may seek to enhance our liquidity to provide sufficient capacity to fund our remaining capital requirements on existing development/redevelopment projects, fund our foreseeable potential development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Our unconsolidated joint ventures have approximately $313.8 million of debt maturing in 2020, of which our share is approximately $156.9 million. Depending on interest rates and overall conditions in the debt and equity markets, we may decide to access either or both of these markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending our use of the proceeds, which would increase our net interest expense and be dilutive to our earnings.

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
Cash and cash equivalents and cash held in escrows aggregated approximately $2.0 billion and $1.2 billion at June 30, 2020 and 2019, respectively, representing an increase of approximately $0.8 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$554,272	$565,604	$(11,332)
Net cash used in investing activities	(120,522)	(327,952)	207,430
Net cash provided by financing activities	866,019	286,081	579,938
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place tenant leases, including our unconsolidated joint ventures, is approximately 8.2 years with occupancy rates historically in the range of 90% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that COVID-19 will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners; any material adverse effect on these parties could also have a material adverse effect on us. See Item 1A: “Risk Factors” for additional details.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2020 consisted primarily of acquisitions of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sales of real estate and capital distributions from unconsolidated joint ventures. Cash used in investing activities for the six months ended June 30, 2019 consisted primarily of the acquisition of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale of real estate and capital distributions from unconsolidated joint ventures, as detailed below:

	Six months ended June 30,
	2020	2019
	(in thousands)
Acquisitions of real estate (1)	$(133,406)	$(43,061)
Construction in progress (2)	(247,615)	(203,259)
Building and other capital improvements	(68,386)	(79,943)
Tenant improvements	(118,903)	(115,940)
Proceeds from sales of real estate (3)	506,337	60,398
Capital contributions to unconsolidated joint ventures (4)	(106,168)	(50,068)
Capital distributions from unconsolidated joint ventures (5)	54,413	105,000
Issuance of notes receivable, net (6)	(9,800)	—
Investments in securities, net	3,006	(1,079)
Net cash used in investing activities	$(120,522)	$(327,952)
Cash used in investing activities changed primarily due to the following:

(1)On June 26, 2020, we completed the acquisition of real property at 777 Harrison Street (known as Fourth + Harrison and formerly known as 425 Fourth Street) located in San Francisco, California for a gross purchase price, including entitlements, totaling approximately $140.1 million. Fourth + Harrison is expected to support the development of approximately 804,000 square feet of primarily commercial office space.
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
(2)Construction in progress for the six months ended June 30, 2020 includes ongoing expenditures associated with 17Fifty Presidents Street and 20 CityPoint, which were completed and fully placed in-service during the six months ended June 30, 2020. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, Reston Next (formerly Reston Gateway), 2100 Pennsylvania Avenue, 200 West Street, The Skylyne and 325 Main Street.
Construction in progress for the six months ended June 30, 2019 includes ongoing expenditures associated with Salesforce Tower, which was placed in-service during the year ended December 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, Reston Next (formerly Reston Gateway), The Skylyne and 325 Main Street.
(3)On February 20, 2020, we completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for BXP and approximately $197.1 million for BPLP. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet.

On June 25, 2020, we completed the sale of a portion of our Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.9 million, resulting in a gain on sale of real estate totaling approximately $203.8 million for BXP and approximately $207.2 million for BPLP. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold is comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property.
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
On June 3, 2019, we completed the sale of our One Tower Center property located in East Brunswick, New Jersey for a gross sale price of $38.0 million. Net cash proceeds totaled approximately $36.6 million. One Tower Center is an approximately 410,000 net rentable Class A office property.
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
(4)Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2020 consisted primarily of cash contributions of approximately $70.2 million, $23.9 million and $6.5 million to our Platform 16, 3 Hudson Boulevard and Metropolitan Square joint ventures, respectively.
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2019 consisted primarily of cash contributions of approximately $36.2 million and $8.6 million to our Hub on Causeway and Dock 72 joint ventures, respectively.
(5)Capital distributions from unconsolidated joint ventures for the six months ended June 30, 2020 consisted of (1) a cash distribution totaling approximately $22.5 million from our Metropolitan Square joint venture resulting from the excess proceeds from the refinancing of the mortgage loan on the property, (2) a cash distribution totaling approximately $17.9 million from our Annapolis Junction joint venture resulting from available cash and the net proceeds from the sale of Annapolis Junction Building Eight and two land parcels after the pay down of the mortgage loan and (3) a cash distribution totaling approximately $14.0 million from our Colorado Center joint venture resulting from the excess proceeds from the mortgage financing on the property that occurred during 2017, which proceeds were released from lender reserves.
Capital distributions from unconsolidated joint ventures for the six months ended June 30, 2019 consisted of a cash distribution totaling approximately $105.0 million from our 540 Madison Avenue joint venture resulting from the net proceeds from the sale of the property.
(6)Issuance of notes receivable, net consisted of the $10.0 million of financing provided to an affiliate of our partner in the joint venture that owns and is developing 7750 Wisconsin Avenue located in Bethesda, Maryland. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of our partner’s hotel property is substantially completed. The loan is collateralized by a pledge of the partner’s equity interest in our joint venture that owns and is developing 7750 Wisconsin Avenue.
Cash provided by financing activities for the six months ended June 30, 2020 totaled approximately $866.0 million. This consisted primarily of the proceeds from the issuance by BPLP of $1.25 billion in aggregate principal amount of its 3.250% senior unsecured notes due 2031, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	June 30, 2020
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	155,622	155,622	$14,065,116
Common Operating Partnership Units	17,470	17,470	1,578,939	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity		173,092	$15,844,055

Consolidated Debt			$13,048,579
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,067,400
Subtract:
Partners’ share of Consolidated Debt (4)			(1,197,276)
BXP’s Share of Debt			$12,918,703

Consolidated Market Capitalization			$28,892,634
BXP’s Share of Market Capitalization			$28,762,758
Consolidated Debt/Consolidated Market Capitalization			45.16%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			44.91%
_______________
(1)Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on June 30, 2020 of $90.38.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2017 MYLTIP Units), but excludes MYLTIP Units granted between 2018 and 2020.
(3)See page 93 for additional information.
(4)See page 92 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)  our consolidated debt; plus
(2)  the product of (x) the closing price per share of BXP common stock on June 30, 2020, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2018 - 2020 MYLTIP Units are not included in this calculation as of June 30, 2020.
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
Debt Financing
As of June 30, 2020, we had approximately $13.0 billion of outstanding consolidated indebtedness, representing approximately 45.16% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.6 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.71% per annum and maturities in 2021 through 2031 (See Note 6 to the Consolidated Financial Statements), (2) $2.9 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.90% per annum and a weighted-average term of 5.8 years and (3) $499.2 million (net of deferred financing fees) outstanding under BPLP’s 2017 Credit Facility that matures on April 24, 2022.

The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at June 30, 2020 and June 30, 2019.

	June 30,
	2020	2019
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,915,852	$2,956,833
Unsecured senior notes, net	9,633,577	8,390,708
Unsecured line of credit	—	—
Unsecured term loan, net	499,150	498,700
Consolidated Debt	13,048,579	11,846,241
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,067,400	865,894
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,197,276)	(1,202,353)
BXP’s Share of Debt	$12,918,703	$11,509,782

	June 30,
	2020	2019
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	96.17%	95.79%
Variable rate	3.83%	4.21%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.75%	3.98%
Variable rate	1.24%	3.43%
Total	3.66%	3.95%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.65%	3.87%
Variable rate	1.15%	3.34%
Total	3.55%	3.85%
Weighted-average maturity at end of period (in years):
Fixed rate	6.0	5.9
Variable rate	1.8	2.8
Total	5.9	5.8
_______________
(1)See page 93 for additional information.
(2)See page 92 for additional information.

Unsecured Credit Facility
On April 24, 2017, BPLP entered into the 2017 Credit Facility. Among other things, the 2017 Credit Facility (1) increased the total commitment of the Revolving Facility from $1.0 billion to $1.5 billion, (2) extended the maturity date from July 26, 2018 to April 24, 2022, (3) reduced the per annum variable interest rates, and (4) added a $500.0 million Delayed Draw Facility that permitted BPLP to draw until the first anniversary of the closing date. Based on BPLP’s current credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 87.5 basis points and 95 basis points, respectively, and (2) the facility fee on the Revolving Facility commitment is 0.15% per annum, which represent slight increases from the margins in effect during the six months ended June 30, 2020 due to a change in BPLP’s credit rating that occurred on August 3, 2020.
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP’s June 30, 2020 credit rating and matures on April 24, 2022.
As of June 30, 2020 and August 3, 2020, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and letters of credit totaling approximately $2.5 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility.
Unsecured Senior Notes, Net
For a description of BPLP’s outstanding unsecured senior notes as of June 30, 2020, see Note 6 to the
Consolidated Financial Statements.
On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031. The notes were priced at 99.850% of the principal amount to yield an effective rate (including financing fees) of approximately 3.343% per annum to maturity. The notes will mature on January 30, 2031, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $1.24 billion after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2020, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2020:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
University Place	6.94%	6.99%	$2,580	$(15)	$2,565	N/A		August 1, 2021

Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(24,225)	2,275,775	$910,396	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	638,097	(585)	637,512	286,880	(5)	April 10, 2022
			2,938,097	(24,810)	2,913,287	1,197,276
Total			$2,940,677	$(24,825)	$2,915,852	$1,197,276
_______________
(1)GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges and the effects of hedging transactions (if any).
(2)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)This property is owned by a consolidated entity in which we have a 60% interest. The partners’ share of the carrying amount has been adjusted for basis differentials.

(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2020, the maximum funding obligation under the guarantee was approximately $48.9 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 7 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At June 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.5 billion (of which our proportionate share is approximately $1.1 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2020. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(2,656)	$297,344	$163,539	(2)(3)	July 19, 2025
Market Square North	50%	4.85%	4.91%	114,869	(21)	114,848	57,424		October 1, 2020
Annapolis Junction Building Six	50%	2.28%	2.43%	12,266	(9)	12,257	6,128	(4)	November 17, 2020
Annapolis Junction Building Seven	50%	2.92%	3.27%	18,420	(47)	18,373	9,187	(5)	March 25, 2021
1265 Main Street	50%	3.77%	3.84%	37,751	(320)	37,431	18,716		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(731)	549,269	274,635	(2)	August 9, 2027
Dock 72	50%	2.54%	3.67%	186,644	(1,713)	184,931	92,465	(2)(6)	December 18, 2020
The Hub on Causeway - Podium	50%	2.64%	3.13%	174,329	(1,202)	173,127	86,563	(2)(7)	September 6, 2021
Hub50House	50%	2.34%	2.62%	162,856	(935)	161,921	80,961	(2)(8)	April 19, 2022
100 Causeway Street	50%	1.99%	2.20%	143,027	(2,682)	140,345	70,172	(2)(9)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50%	1.70%	2.25%	93,865	(3,945)	89,920	44,960	(2)(10)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(173)	104,827	31,448	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	223,253	(804)	222,449	55,612		January 5, 2025
3 Hudson Boulevard	25%	3.98%	4.07%	80,000	(193)	79,807	19,952	(2)(11)	July 13, 2023
Metropolitan Square	20%	5.40%	6.90%	288,000	(9,810)	278,190	55,638	(2)(12)	July 7, 2022
Total				$2,490,280	$(25,241)	$2,465,039	$1,067,400
_______________
(1)GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.
(2)The loan requires interest only payments with a balloon payment due at maturity.
(3)The loan bears interest at a variable rate equal to LIBOR plus 1.28% per annum and matures on July 19, 2025. A subsidiary of the joint venture entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.063% per annum through the expiration of the interest rate swap contracts.
(4)The loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2020.
(5)Annapolis Junction Building Eight was sold on June 25, 2020 (See Note 5 to the Consolidated Financial Statements). Simultaneously with the sale of Annapolis Junction Building Eight, the joint venture modified the mortgage loan to release Annapolis Junction Building Eight as collateral under the loan in exchange for a principal pay down of approximately $16.1 million using a portion of the net proceeds from the sale of the property. The modified mortgage loan totaling approximately $18.4 million is collateralized by Annapolis Junction Building Seven, continues to bear interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on March 25, 2021.
(6)The construction financing has a borrowing capacity of $250.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020, with two, one-year extension options, subject to certain conditions.
(7)The construction financing had a borrowing capacity of $204.6 million. On September 16, 2019, the joint venture paid down the construction loan principal balance in the amount of approximately $28.8 million, reducing the borrowing capacity to $175.8 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions.
(8)The construction financing has a borrowing capacity of $180.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.
(9)The construction financing has a borrowing capacity of $400.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement) and matures on September 5, 2023, with two, one-year extension options, subject to certain conditions.
(10)The construction financing has a borrowing capacity of $255.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions.
(11)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets.
(12)On June 9, 2020, the joint venture obtained new mortgage financing with a new lender. The new mortgage loan totaling $325.0 million (of which $288.0 million was advanced at closing) bears interest at a variable rate equal to LIBOR plus 4.75% per annum and matures on July 7, 2022, with two, one-year extension options, subject to certain conditions. In conjunction with the new mortgage financing, the joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR portion of interest costs to 3.0% per annum on a notional amount of $325.0 million through July 7, 2022.
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
The impact that COVID-19 has had on our business, financial position and results of operations during the second quarter of 2020 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. The impact of COVID-19 on our revenue, in particular lease, parking and hotel revenue was negatively impacted by COVID-19 for the three and six months ended June 30, 2020, thus negatively impacting our FFO. These decreases are discussed under the heading “Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the heading “Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$266,525	$164,318
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of the Operating Partnership	30,197	19,036
Noncontrolling interests in property partnerships	(767)	17,482
Net income	298,580	203,461
Add:
Depreciation and amortization	178,188	177,411
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(22,480)	(17,869)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	21,012	14,778
Corporate-related depreciation and amortization	(486)	(412)
Less:
Gain on sale of real estate included within income from unconsolidated joint ventures	5,946	47,757
Gains on sales of real estate	203,767	1,686
Noncontrolling interests in property partnerships	(767)	17,482
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	263,243	307,819
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	26,335	31,544
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$236,908	$276,275
Our percentage share of Funds from Operations—basic	90.00%	89.75%
Weighted average shares outstanding—basic	155,386	154,555

Reconciliation to Diluted Funds from Operations:

	Three months ended June 30,
	2020		2019
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$263,243	172,659	$307,819	172,202
Effect of Dilutive Securities:
Stock based compensation	—	21	—	319
Diluted Funds from Operations	$263,243	172,680	$307,819	172,521
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	26,331	17,273	31,486	17,647
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$236,912	155,407	$276,333	154,874
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.00% and 89.77% for the three months ended June 30, 2020 and 2019, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended June 30, 2020 and 2019:

	Three months ended June 30,
	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,975	$185,715
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	(767)	17,482
Net income	303,833	205,822
Add:
Depreciation and amortization	176,409	175,199
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(22,480)	(17,869)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	21,012	14,778
Corporate-related depreciation and amortization	(486)	(412)
Less:
Gain on sale of real estate included within income from unconsolidated joint ventures	5,946	47,757
Gains on sales of real estate	207,241	1,835
Noncontrolling interests in property partnerships	(767)	17,482
Preferred distributions	2,625	2,625
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (1)	$263,243	$307,819
Weighted average units outstanding—basic	172,659	172,202

 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2017 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Three months ended June 30,
	2020		2019
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$263,243	172,659	$307,819	172,202
Effect of Dilutive Securities:
Stock based compensation	—	21	—	319
Diluted Funds from Operations	$263,243	172,680	$307,819	172,521

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
During the three months ended June 30, 2020, we paid approximately $74.0 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended June 30, 2020, we and our unconsolidated joint venture partners incurred approximately $120 million of new tenant-related obligations associated with approximately 1.2 million square feet, which included approximately 297,000 square feet of lease modifications related to COVID-19, of second generation leases, or approximately $97 per square foot. We signed approximately 5,000 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the second quarter of 2020, we signed leases for approximately 1.2 million square feet of space and incurred aggregate tenant-related obligations of approximately $121 million, or approximately $98 per square foot.
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of June 30, 2020. As of June 30, 2020, approximately $12.5 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of June 30, 2020, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.90% (1.15%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2020	2021	2022	2023	2024	2025+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$6,771	$13,440	$611,132	$(3,494)	$(3,494)	$2,291,497	$2,915,852	$3,155,771
GAAP Average Interest Rate	5.07%	4.98%	4.79%	—%	—%	3.64%	3.90%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(5,707)	$839,355	$(10,189)	$1,490,888	$692,161	$6,627,069	$9,633,577	$10,517,869
GAAP Average Interest Rate	—%	4.29%	—%	3.73%	3.92%	3.61%	3.71%
Variable Rate	(239)	(461)	499,850	—	—	—	499,150	500,450
Total Debt	$825	$852,334	$1,100,793	$1,487,394	$688,667	$8,918,566	$13,048,579	$14,174,090

At June 30, 2020, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.65% per annum. At June 30, 2020, our outstanding variable rate debt based on LIBOR totaled approximately $500.0 million. At June 30, 2020, the coupon/stated rate on our variable rate debt was approximately 1.15% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.3 million and $2.5 million for the three and six months ended June 30, 2020, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.

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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019.

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
The global impact of the COVID-19 pandemic is continually evolving and public health officials and governmental authorities, including those in all of the markets in which we operate, have reacted by taking measures such as prohibiting people from congregating in heavily populated areas, instituting quarantines, restricting travel, issuing “stay-at-home” orders, restricting the types of businesses that may continue to operate (including the types of construction projects that may proceed) and closing schools, among many others. Most of these restrictions began in earnest in March 2020 and they quickly had a material adverse impact on economic and market conditions around the world, including the United States and the markets in which our properties are located, and on us. It is possible that public health officials and governmental authorities in the markets in which we operate may impose additional restrictions in an effort to slow the spread of COVID-19 or may relax or revoke existing restrictions too quickly, which could, in either case, exacerbate the severity of these adverse impacts on the economy. There is great uncertainty regarding the duration and breadth of the COVID-19 pandemic, as well as possible future responses, which makes it impossible for us to predict with certainty the impact that COVID-19 will have on us and our tenants at this time. Factors related to COVID-19 that have had, or could have, a material adverse effect on our results of operations and financial condition, include:
•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, including continued delays in re-opening or subsequent closures of previously re-opened properties, which could adversely affect our operations and those of our tenants;
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants has caused, and is expected to continue to cause, one or more of our tenants to be unable to meet their obligations to us, including their ability to make rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy;
•the failure of our tenants to properly implement or deploy their business continuity plans, or if those plans are ineffective, it could have a material adverse effect on our tenants’ businesses and their ability to pay rent;
•the impact of new or continued complete or partial shutdowns of the operations of one or more of our tenants’ businesses, including office, hotel and retail tenants, and parking operators, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, could force our tenants to reduce, delay or eliminate offerings of their products and services, which could result in less revenue, income and cash flow, and possibly their bankruptcy or insolvency, which in turn could:

•reduce our cash flows,
•adversely impact our ability to finance, refinance or sell a property,
•adversely impact our ability to continue paying dividends to our stockholders at current levels, or at all, and
•result in additional legal and other costs to enforce our rights, collect rent and/or re-lease the space occupied by the distressed tenant;
•the duration and scope of the mandatory business closures and “stay-at-home” orders have had, and are expected to continue to have, a severe negative impact on our retail tenants that depend on in-person interactions with their customers to generate revenues and have resulted, and are expected to continue to result, in most retail tenants being unable to make timely rental payments in full or at all;
•the extent to which COVID-19 decreases customers’ willingness to frequent, or prevents customers from frequenting, our tenants’ businesses in the future, may result in our retail tenants’ continued inability to make timely rental payments to us under their leases;
•many of our retail and some of our office tenants have approached us seeking either rent concessions, deferrals or abatements, and the extent to which we grant these requests or instead seek to enforce our legal remedies could have a material adverse effect on our results of operations, liquidity and cash flows;
•the degree to which our tenants’ businesses have been, and continue to be, negatively impacted may require us to write-off a tenant’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;
•if new or existing actions or measures implemented to prevent the spread of COVID-19 continue to result in increasing unemployment, it may negatively affect the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent, in full or at all, in a timely manner;
•the impact of prolonged restrictions on freedom of movement and business operations, such as travel bans, business closures and “stay-at-home” orders have had, and are expected to continue to have, a material adverse effect on the operators of our parking garages and our hotel property, which negatively impacts our revenues and may also result in a decrease in demand for hotel stays even after the travel bans and other restrictions are lifted;
•our failure, or that of any of our joint venture partners’, to meet our or their, as applicable, responsibilities or obligations to the other or to third parties, such as lenders, including a failure to contribute additional capital needed by the ventures or a default by a party under a joint venture agreement or other agreement relating to a joint venture, each of which, in our case, could result in dilution of our interest or a loss of our management and other rights relating to our joint ventures, and in the case of a joint venture partner, could result in our payment of the partner’s share of the additional capital;
•the impact of COVID-19 could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in unconsolidated joint ventures, and any such impairment could have a material adverse effect on our results of operations in the periods in which the charge is taken;
•we may be unable to restructure or amend leases with certain of our tenants on terms favorable to us or at all;
•the impact and validity of interpretations of lease provisions and related claims by tenants regarding their obligations to pay rent as a result of COVID-19, and any court rulings or decisions interpreting these provisions, could have a material adverse effect on our results of operations and liquidity;
•restrictions intended to prevent the spread of COVID-19 have limited, and are expected to continue to limit, our leasing activities, such as property tours, and may have a material adverse effect on our ability to renew leases, lease vacant space, including vacant space from tenant bankruptcies and defaults, or re-lease available space as leases expire in our properties on favorable terms, or at all;
•COVID-19 has caused a material decline in general business activity and demand for real estate transactions, and if this persists, it would adversely affect our ability or desire to make strategic acquisitions or dispositions;
•the impact of recent and future efforts by state, local, federal and industry groups to enact laws and regulations have restricted, and may further restrict, the ability of landlords, such as us, to collect rent, enforce remedies for the failure to pay rent, or otherwise enforce the terms of the lease agreements, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions;
•the extent of construction delays on our development/redevelopment projects due to work-stoppage orders, disruptions in the supply of materials, delays in permitting or inspections, or other factors could result in our failure to meet the development milestones set forth in any applicable lease agreement, which could provide the tenant the right to terminate its lease or entitle the tenant to monetary damages, delay the commencement or completion of construction and our anticipated lease-up plans for a development/redevelopment project or our overall development pipeline, including recognizing revenue for new leases, that may cause returns on investment to be less than projected, and/or increase the costs of construction of new or existing projects, any of which could adversely affect our investment returns, profitability and/or our future growth;
•we may be unable to access debt and equity capital on attractive terms, or at all, and a further disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our tenants’ and our access to capital and other sources of funding necessary to fund our respective operations or address maturing liabilities on a timely basis;
•the financial effects of the COVID-19 pandemic on our future financial results, cash flows and financial condition could adversely impact our compliance with the financial covenants of our credit facility and other debt agreements and could result in an event of default and the acceleration of indebtedness, which could negatively impact our financial condition, results of operations and our ability to make additional borrowings and pay dividends;
•adaptions made by companies in response to “stay-at-home” orders and future limitations on in-person work environments could lead to a sustained shift away from collective in-person work environments and adversely affect the overall demand for office space across our portfolio over the long term;
•the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, including some of our tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “stay-at-home” orders and social distancing practices, and the potential for a prolonged, severe recession, could have a material adverse impact on our financial condition and results of operations;
•increased vulnerability to cyber-security threats and potential breaches, including phishing attacks, malware and impersonation tactics, resulting from the increase in numbers of individuals working from home;
•the potential that business interruption, loss of rental income and/or other associated expenses related to our operations will not be covered in whole or in part by our insurance policies, which may increase unreimbursed liabilities;
•if the health of our employees, particularly our key personnel and property management teams, are negatively impacted, we may be unable to ensure business continuity and be exposed to lawsuits from tenants;
•if we choose to pay dividends in our stock instead of cash, our stockholders may have to pay income taxes on the dividends without receiving a corresponding amount of cash;
•uncertainty as to what conditions must be satisfied before government authorities lift “stay-at-home” orders and public health officials begin the process of gradually returning Americans to work and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages; and
•limited access to our facilities, management, tenants, support staff and professional advisors could decrease the effectiveness of our disclosure controls and procedures, internal controls over financial reporting and other risk mitigation strategies, increase our susceptibility to security breaches, hamper our ability to comply with regulatory obligations and prevent us from conducting our business as efficiently and effectively as we otherwise would have.
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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.
(a)During the three months ended June 30, 2020, BXP issued an aggregate of 302,784 shares of common stock in exchange for 302,784 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 110,667 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the common shares.
(b)Not applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2020 - April 30, 2020	—		$—	N/A	N/A
May 1, 2020 - May 31, 2020	180	(1)	$83.73	N/A	N/A
June 1, 2020 - June 30, 2020	—		$—	N/A	N/A
Total	180		$83.73	N/A	N/A
___________
(1)Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of stock (other than in exchange for common units of BPLP when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2020, in connection with issuances of common stock by BXP pursuant to issuances to non-employee directors of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan, BPLP issued an aggregate of 5,127 common units to BXP in exchange for approximately $51.27, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.

(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2020 - April 30, 2020	—		$—	N/A	N/A
May 1, 2020 - May 31, 2020	180	(1)	$83.73	N/A	N/A
June 1, 2020 - June 30, 2020	3,431	(2)	$0.25	N/A	N/A
Total	3,611		$4.41	N/A	N/A
___________
(1)Represents 180 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Includes 2,933 LTIP units, 89 2017 MYLTIP units and 409 2019 MYLTIP units that were repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements and 2017 and 2019 MYLTIP award agreements, such LTIP units and 2017 and 2019 MYLTIP units were repurchased at a price $0.25 per unit, which was the amount originally paid by such employee for such units.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.

ITEM 6—Exhibits.
(a)Exhibits

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

BOSTON PROPERTIES, INC.

August 7, 2020	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 7, 2020	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)