Form 10-Q
period 2020-09-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2020-11-06
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	155,659,539
(Registrant)	(Class)	(Outstanding on November 2, 2020)

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of September 30, 2020, BXP owned an approximate 89.9% ownership interest in BPLP. The remaining approximate 10.1% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $273.0 million, or 1.6% at September 30, 2020, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2020

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for share and par value amounts)
	September 30, 2020	December 31, 2019
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,592,925 and $6,497,031 at September 30, 2020 and December 31, 2019, respectively)	$22,770,691	$22,502,976
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2020 and December 31, 2019, respectively)	237,382	237,394
Right of use assets - operating leases	146,973	148,640
Less: accumulated depreciation (amounts related to VIEs of $(1,134,450) and $(1,058,495) at September 30, 2020 and December 31, 2019, respectively)	(5,413,709)	(5,266,798)
Total real estate	17,741,337	17,622,212
Cash and cash equivalents (amounts related to VIEs of $267,229 and $280,033 at September 30, 2020 and December 31, 2019, respectively)	1,714,783	644,950
Cash held in escrows	50,006	46,936
Investments in securities	34,934	36,747
Tenant and other receivables, net (amounts related to VIEs of $12,968 and $28,918 at September 30, 2020 and December 31, 2019, respectively)	76,330	112,807
Related party note receivable, net	77,592	80,000
Notes receivable, net	25,304	15,920
Accrued rental income, net (amounts related to VIEs of $323,220 and $298,318 at September 30, 2020 and December 31, 2019, respectively)	1,111,078	1,038,788
Deferred charges, net (amounts related to VIEs of $187,025 and $214,769 at September 30, 2020 and December 31, 2019, respectively)	644,036	689,213
Prepaid expenses and other assets (amounts related to VIEs of $53,529 and $20,931 at September 30, 2020 and December 31, 2019, respectively)	106,524	41,685
Investments in unconsolidated joint ventures	1,377,291	955,647
Total assets	$22,959,215	$21,284,905
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,910,460 and $2,918,806 at September 30, 2020 and December 31, 2019, respectively)	$2,912,494	$2,922,408
Unsecured senior notes, net	9,636,397	8,390,459
Unsecured line of credit	—	—
Unsecured term loan, net	499,270	498,939
Lease liabilities - finance leases (amounts related to VIEs of $20,266 and $20,189 at September 30, 2020 and December 31, 2019, respectively)	233,288	224,042
Lease liabilities - operating leases	201,337	200,180
Accounts payable and accrued expenses (amounts related to VIEs of $26,848 and $45,777 at September 30, 2020 and December 31, 2019, respectively)	345,959	377,553
Dividends and distributions payable	171,070	170,713
Accrued interest payable	88,826	90,016
Other liabilities (amounts related to VIEs of $128,451 and $140,110 at September 30, 2020 and December 31, 2019, respectively)	369,932	387,994
Total liabilities	14,458,573	13,262,304
Commitments and contingencies	—	—
Redeemable deferred stock units— 69,787 and 60,676 units outstanding at redemption value at September 30, 2020 and December 31, 2019, respectively	5,604	8,365

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for share and par value amounts)
	September 30, 2020	December 31, 2019
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 155,715,200 and 154,869,198 issued and 155,636,300 and 154,790,298 outstanding at September 30, 2020 and December 31, 2019, respectively	1,556	1,548
Additional paid-in capital	6,348,076	6,294,719
Dividends in excess of earnings	(364,720)	(760,523)
Treasury common stock at cost, 78,900 shares at September 30, 2020 and December 31, 2019	(2,722)	(2,722)
Accumulated other comprehensive loss	(52,622)	(48,335)
Total stockholders’ equity attributable to Boston Properties, Inc.	6,129,568	5,684,687
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	634,796	600,860
Property partnerships	1,730,674	1,728,689
Total equity	8,495,038	8,014,236
Total liabilities and equity	$22,959,215	$21,284,905

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Lease	$666,674	$692,225	$2,006,904	$2,051,665
Parking and other	16,327	25,582	54,777	76,807
Hotel	90	13,014	7,014	36,796
Development and management services	7,281	10,303	23,285	29,566
Direct reimbursements of payroll and related costs from management services contracts	2,896	2,429	8,617	8,227
Total revenue	693,268	743,553	2,100,597	2,203,061
Expenses
Operating
Rental	258,261	265,603	761,014	781,091
Hotel	3,164	8,743	11,958	25,686
General and administrative	27,862	31,147	102,059	107,980
Payroll and related costs from management services contracts	2,896	2,429	8,617	8,227
Transaction costs	307	538	1,254	1,415
Depreciation and amortization	166,456	165,862	515,738	507,867
Total expenses	458,946	474,322	1,400,640	1,432,266
Other income (expense)
Income (loss) from unconsolidated joint ventures	(6,873)	(649)	(5,410)	47,528
Gains (losses) on sales of real estate	(209)	(15)	613,723	766
Interest and other income (loss)	(45)	7,178	4,277	14,546
Gains from investments in securities	1,858	106	965	4,240
Impairment loss	—	—	—	(24,038)
Loss from early extinguishment of debt	—	(28,010)	—	(28,010)
Interest expense	(110,993)	(106,471)	(319,726)	(309,837)
Net income	118,060	141,370	993,786	475,990
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(15,561)	(18,470)	(34,280)	(54,782)
Noncontrolling interest—common units of the Operating Partnership	(10,020)	(12,504)	(97,090)	(43,133)
Net income attributable to Boston Properties, Inc.	92,479	110,396	862,416	378,075
Preferred dividends	(2,625)	(2,625)	(7,875)	(7,875)
Net income attributable to Boston Properties, Inc. common shareholders	$89,854	$107,771	$854,541	$370,200
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.58	$0.70	$5.49	$2.40
Weighted average number of common shares outstanding	155,645	154,577	155,349	154,553
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.58	$0.70	$5.49	$2.39
Weighted average number of common and common equivalent shares outstanding	155,670	154,820	155,447	154,847

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$118,060	$141,370	$993,786	$475,990
Other comprehensive income (loss):
Effective portion of interest rate contracts	1,027	(2,253)	(9,352)	(9,307)
Amortization of interest rate contracts (1)	1,677	1,666	5,020	4,998
Other comprehensive income (loss)	2,704	(587)	(4,332)	(4,309)
Comprehensive income	120,764	140,783	989,454	471,681
Net income attributable to noncontrolling interests	(25,581)	(30,974)	(131,370)	(97,915)
Other comprehensive (income) loss attributable to noncontrolling interests	(405)	(69)	45	54
Comprehensive income attributable to Boston Properties, Inc.	$94,778	$109,740	$858,129	$373,820
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, June 30, 2020	155,622	$1,556	$200,000	$6,340,665	$(302,511)	$(2,722)	$(54,921)	$640,491	$1,724,588	$8,547,146
Redemption of operating partnership units to common stock	9	—	—	338	—	—	—	(338)	—	—
Allocated net income for the period	—	—	—	—	92,934	—	—	9,565	15,561	118,060
Dividends/distributions declared	—	—	—	—	(155,143)	—	—	(17,183)	—	(172,326)
Shares issued pursuant to stock purchase plan	5	—	—	434	—	—	—	—	—	434
Net activity from stock option and incentive plan	—	—	—	1,390	—	—	—	7,249	—	8,639
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	1,407	1,407
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(11,026)	(11,026)
Effective portion of interest rate contracts	—	—	—	—	—	—	917	110	—	1,027
Amortization of interest rate contracts	—	—	—	—	—	—	1,382	151	144	1,677
Reallocation of noncontrolling interest	—	—	—	5,249	—	—	—	(5,249)	—	—
Equity, September 30, 2020	155,636	$1,556	$200,000	$6,348,076	$(364,720)	$(2,722)	$(52,622)	$634,796	$1,730,674	$8,495,038

Equity, June 30, 2019	154,563	$1,546	$200,000	$6,278,961	$(710,592)	$(2,722)	$(51,340)	$608,593	$1,696,221	$8,020,667
Redemption of operating partnership units to common stock	7	—	—	223	—	—	—	(223)	—	—
Allocated net income for the period	—	—	—	—	110,394	—	—	12,506	18,470	141,370
Dividends/distributions declared	—	—	—	—	(149,468)	—	—	(17,200)	—	(166,668)
Shares issued pursuant to stock purchase plan	2	—	—	315	—	—	—	—	—	315
Net activity from stock option and incentive plan	—	—	—	(7,219)	—	—	—	6,774	—	(445)
Sale of an interest in property partnerships	—	—	—	(4,216)	—	—	—	—	4,216	—
Acquisition of noncontrolling interest in property partnership	—	—	—	43	—	—	—	—	—	43
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	14,820	14,820
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(13,748)	(13,748)
Effective portion of interest rate contracts	—	—	—	—	—	—	(2,022)	(231)	—	(2,253)
Amortization of interest rate contracts	—	—	—	—	—	—	1,366	156	144	1,666
Reallocation of noncontrolling interest	—	—	—	6,685	—	—	—	(6,685)	—	—
Equity, September 30, 2019	154,572	$1,546	$200,000	$6,274,792	$(749,666)	$(2,722)	$(51,996)	$603,690	$1,720,123	$7,995,767

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands)

	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2019	154,790	$1,548	$200,000	$6,294,719	$(760,523)	$(2,722)	$(48,335)	$600,860	$1,728,689	$8,014,236
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)	—	(1,679)
Redemption of operating partnership units to common stock	774	8	—	26,674	—	—	—	(26,682)	—	—
Allocated net income for the period	—	—	—	—	862,416	—	—	97,090	34,280	993,786
Dividends/distributions declared	—	—	—	—	(465,108)	—	—	(51,821)	—	(516,929)
Shares issued pursuant to stock purchase plan	7	—	—	759	—	—	—	—	—	759
Net activity from stock option and incentive plan	65	—	—	9,646	—	—	—	32,278	—	41,924
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	7,364	7,364
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(40,091)	(40,091)
Effective portion of interest rate contracts	—	—	—	—	—	—	(8,416)	(936)	—	(9,352)
Amortization of interest rate contracts	—	—	—	—	—	—	4,129	459	432	5,020
Reallocation of noncontrolling interest	—	—	—	16,278	—	—	—	(16,278)	—	—
Equity, September 30, 2020	155,636	$1,556	$200,000	$6,348,076	$(364,720)	$(2,722)	$(52,622)	$634,796	$1,730,674	$8,495,038

Equity, December 31, 2018	154,458	$1,545	$200,000	$6,407,623	$(675,534)	$(2,722)	$(47,741)	$619,352	$1,711,445	$8,213,968
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—	—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	42	1	—	1,434	—	—	—	(1,435)	—	—
Allocated net income for the period	—	—	—	—	378,075	—	—	43,133	54,782	475,990
Dividends/distributions declared	—	—	—	—	(448,343)	—	—	(51,591)	—	(499,934)
Shares issued pursuant to stock purchase plan	6	—	—	688	—	—	—	—	—	688
Net activity from stock option and incentive plan	66	—	—	(2,665)	—	—	—	29,552	—	26,887
Sale of an interest in property partnerships	—	—	—	(4,216)	—	—	—	—	4,216	—
Acquisition of noncontrolling interest in property partnerships	—	—	—	(162,462)	—	—	—	—	(24,501)	(186,963)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	26,968	26,968
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(53,149)	(53,149)
Effective portion of interest rate contracts	—	—	—	—	—	—	(8,354)	(953)	—	(9,307)
Amortization of interest rate contracts	—	—	—	—	—	—	4,099	467	432	4,998
Reallocation of noncontrolling interest	—	—	—	34,390	—	—	—	(34,390)	—	—
Equity, September 30, 2019	154,572	$1,546	$200,000	$6,274,792	$(749,666)	$(2,722)	$(51,996)	$603,690	$1,720,123	$7,995,767
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$993,786	$475,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515,738	507,867
Amortization of right of use assets - operating leases	1,667	1,821
Impairment loss	—	24,038
Non-cash compensation expense	36,152	33,253
Loss (Income) from unconsolidated joint ventures	5,410	(47,528)
Distributions of net cash flow from operations of unconsolidated joint ventures	22,285	16,770
Gains from investments in securities	(965)	(4,240)
Allowance for current expected credit losses	1,997	—
Non-cash portion of interest expense	17,397	16,594
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(763)
Loss from early extinguishment of debt	—	28,010
Gains on sales of real estate	(613,723)	(766)
Change in assets and liabilities:
Tenant and other receivables, net	18,543	(20,677)
Notes receivable, net	(395)	(376)
Accrued rental income, net	(85,843)	(19,327)
Prepaid expenses and other assets	(60,365)	(63,857)
Lease liabilities - operating leases	1,157	1,191
Accounts payable and accrued expenses	8,273	32,467
Accrued interest payable	(1,202)	(6,104)
Other liabilities	(24,868)	(78,449)
Tenant leasing costs	(52,621)	(76,122)
Total adjustments	(211,363)	343,802
Net cash provided by operating activities	782,423	819,792
Cash flows from investing activities:
Acquisitions of real estate	(135,698)	(148,912)
Construction in progress	(358,824)	(390,275)
Building and other capital improvements	(116,894)	(129,340)
Tenant improvements	(172,401)	(191,532)
Right of use assets - finance leases	—	(5,152)
Proceeds from sales of real estate	505,679	83,486
Capital contributions to unconsolidated joint ventures	(158,374)	(65,499)
Capital distributions from unconsolidated joint ventures	55,123	136,807
Cash and cash equivalents deconsolidated	—	(24,112)
Issuance of notes receivable, net	(9,800)	—
Investments in securities, net	2,778	(1,937)
Net cash used in investing activities	(388,411)	(736,466)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Nine months ended September 30,
	2020	2019
Cash flows from financing activities:
Repayments of mortgage notes payable	(12,795)	(15,510)
Proceeds from unsecured senior notes	1,248,125	1,548,106
Redemption of unsecured senior notes	—	(699,237)
Borrowings on unsecured line of credit	265,000	380,000
Repayments of unsecured line of credit	(265,000)	(380,000)
Payments on finance lease obligations	—	(502)
Deferred financing costs	(10,416)	(13,130)
Debt prepayment and extinguishment costs	—	(27,270)
Net proceeds from equity transactions	3,276	2,562
Dividends and distributions	(516,572)	(499,627)
Contributions from noncontrolling interests in property partnerships	7,364	26,968
Distributions to noncontrolling interests in property partnerships	(40,091)	(53,149)
Acquisition of noncontrolling interests in property partnership	—	(186,963)
Net cash provided by financing activities	678,891	82,248
Net increase in cash and cash equivalents and cash held in escrows	1,072,903	165,574
Cash and cash equivalents and cash held in escrows, beginning of period	691,886	639,191
Cash and cash equivalents and cash held in escrows, end of period	$1,764,789	$804,765

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$644,950	$543,359
Cash held in escrows, beginning of period	46,936	95,832
Cash and cash equivalents and cash held in escrows, beginning of period	$691,886	$639,191

Cash and cash equivalents, end of period	$1,714,783	$751,210
Cash held in escrows, end of period	50,006	53,555
Cash and cash equivalents and cash held in escrows, end of period	$1,764,789	$804,765

Supplemental disclosures:
Cash paid for interest	$335,591	$338,033
Interest capitalized	$41,329	$41,253

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(73,584)	$(86,496)
Change in real estate included in accounts payable and accrued expenses	$(30,924)	$95,857
Right of use assets obtained in exchange for lease liabilities	$—	$287,540
Prepaid rent reclassified to right of use asset	$—	$15,000
Accrued rental income, net deconsolidated	$(4,558)	$—
Tenant leasing costs, net deconsolidated	$(3,462)	$—
Building and other capital improvements, net deconsolidated	$(111,889)	$(12,767)
Tenant improvements, net deconsolidated	$(12,331)	$—
Right of use asset - finance lease deconsolidated	$—	$(135,004)
Lease liability - finance lease deconsolidated	$—	$119,534
Investment in unconsolidated joint venture recorded upon deconsolidation	$347,898	$29,246

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Nine months ended September 30,
	2020	2019
Dividends and distributions declared but not paid	$171,070	$165,421
Conversions of noncontrolling interests to stockholders’ equity	$26,682	$1,435
Issuance of restricted securities to employees and non-employee directors	$43,244	$38,923

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for unit amounts)
	September 30, 2020	December 31, 2019
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,592,925 and $6,497,031 at September 30, 2020 and December 31, 2019, respectively)	$22,393,882	$22,107,755
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2020 and December 31, 2019, respectively)	237,382	237,394
Right of use assets - operating leases	146,973	148,640
Less: accumulated depreciation (amounts related to VIEs of $(1,134,450) and $(1,058,495) at September 30, 2020 and December 31, 2019, respectively)	(5,309,930)	(5,162,908)
Total real estate	17,468,307	17,330,881
Cash and cash equivalents (amounts related to VIEs of $267,229 and $280,033 at September 30, 2020 and December 31, 2019, respectively)	1,714,783	644,950
Cash held in escrows	50,006	46,936
Investments in securities	34,934	36,747
Tenant and other receivables, net (amounts related to VIEs of $12,968 and $28,918 at September 30, 2020 and December 31, 2019, respectively)	76,330	112,807
Related party note receivable, net	77,592	80,000
Notes receivable, net	25,304	15,920
Accrued rental income, net (amounts related to VIEs of $323,220 and $298,318 at September 30, 2020 and December 31, 2019, respectively)	1,111,078	1,038,788
Deferred charges, net (amounts related to VIEs of $187,025 and $214,769 at September 30, 2020 and December 31, 2019, respectively)	644,036	689,213
Prepaid expenses and other assets (amounts related to VIEs of $53,529 and $20,931 at September 30, 2020 and December 31, 2019, respectively)	106,524	41,685
Investments in unconsolidated joint ventures	1,377,291	955,647
Total assets	$22,686,185	$20,993,574
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,910,460 and $2,918,806 at September 30, 2020 and December 31, 2019, respectively)	$2,912,494	$2,922,408
Unsecured senior notes, net	9,636,397	8,390,459
Unsecured line of credit	—	—
Unsecured term loan, net	499,270	498,939
Lease liabilities - finance leases (amounts related to VIEs of $20,266 and $20,189 at September 30, 2020 and December 31, 2019, respectively)	233,288	224,042
Lease liabilities - operating leases	201,337	200,180
Accounts payable and accrued expenses (amounts related to VIEs of $26,848 and $45,777 at September 30, 2020 and December 31, 2019, respectively)	345,959	377,553
Dividends and distributions payable	171,070	170,713
Accrued interest payable	88,826	90,016
Other liabilities (amounts related to VIEs of $128,451 and $140,110 at September 30, 2020 and December 31, 2019, respectively)	369,932	387,994
Total liabilities	14,458,573	13,262,304

Commitments and contingencies	—	—

Redeemable deferred stock units— 69,787 and 60,676 units outstanding at redemption value at September 30, 2020 and December 31, 2019, respectively	5,604	8,365

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (Unaudited and in thousands, except for unit amounts)
	September 30, 2020	December 31, 2019
Noncontrolling interests:
Redeemable partnership units— 16,120,074 and 16,764,466 common units and 1,338,400 and 1,143,215 long term incentive units outstanding at redemption value at September 30, 2020 and December 31, 2019, respectively	1,406,484	2,468,753
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at September 30, 2020 and December 31, 2019	193,623	193,623
Boston Properties Limited Partnership partners’ capital— 1,730,948 and 1,726,980 general partner units and 153,905,352 and 153,063,318 limited partner units outstanding at September 30, 2020 and December 31, 2019, respectively	4,943,849	3,380,175
Accumulated other comprehensive loss	(52,622)	(48,335)
Total partners’ capital	5,084,850	3,525,463
Noncontrolling interests in property partnerships	1,730,674	1,728,689
Total capital	6,815,524	5,254,152
Total liabilities and capital	$22,686,185	$20,993,574

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue
Lease	$666,674	$692,225	$2,006,904	$2,051,665
Parking and other	16,327	25,582	54,777	76,807
Hotel	90	13,014	7,014	36,796
Development and management services	7,281	10,303	23,285	29,566
Direct reimbursements of payroll and related costs from management services contracts	2,896	2,429	8,617	8,227
Total revenue	693,268	743,553	2,100,597	2,203,061
Expenses
Operating
Rental	258,261	265,603	761,014	781,091
Hotel	3,164	8,743	11,958	25,686
General and administrative	27,862	31,147	102,059	107,980
Payroll and related costs from management services contracts	2,896	2,429	8,617	8,227
Transaction costs	307	538	1,254	1,415
Depreciation and amortization	164,706	164,020	510,400	501,901
Total expenses	457,196	472,480	1,395,302	1,426,300
Other income (expense)
Income (loss) from unconsolidated joint ventures	(6,873)	(649)	(5,410)	47,528
Gains (losses) on sales of real estate	(209)	(15)	626,686	915
Interest and other income (loss)	(45)	7,178	4,277	14,546
Gains from investments in securities	1,858	106	965	4,240
Impairment loss	—	—	—	(22,272)
Loss from early extinguishment of debt	—	(28,010)	—	(28,010)
Interest expense	(110,993)	(106,471)	(319,726)	(309,837)
Net income	119,810	143,212	1,012,087	483,871
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(15,561)	(18,470)	(34,280)	(54,782)
Net income attributable to Boston Properties Limited Partnership	104,249	124,742	977,807	429,089
Preferred distributions	(2,625)	(2,625)	(7,875)	(7,875)
Net income attributable to Boston Properties Limited Partnership common unitholders	$101,624	$122,117	$969,932	$421,214
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.59	$0.71	$5.61	$2.45
Weighted average number of common units outstanding	172,677	172,215	172,628	172,183
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.59	$0.71	$5.61	$2.44
Weighted average number of common and common equivalent units outstanding	172,702	172,458	172,726	172,477

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income	$119,810	$143,212	$1,012,087	$483,871
Other comprehensive income (loss):
Effective portion of interest rate contracts	1,027	(2,253)	(9,352)	(9,307)
Amortization of interest rate contracts (1)	1,677	1,666	5,020	4,998
Other comprehensive income (loss)	2,704	(587)	(4,332)	(4,309)
Comprehensive income	122,514	142,625	1,007,755	479,562
Comprehensive income attributable to noncontrolling interests	(15,705)	(18,614)	(34,712)	(55,214)
Comprehensive income attributable to Boston Properties Limited Partnership	$106,809	$124,011	$973,043	$424,348
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS
(Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, June 30, 2020	1,731	153,891	$4,828,066	$193,623	$(54,921)	$1,724,588	$6,691,356	$1,581,010
Contributions	—	5	421	—	—	—	421	(219)
Allocated net income for the period	—	—	92,059	2,625	—	15,561	110,245	9,565
Distributions	—	—	(152,518)	(2,625)	—	—	(155,143)	(17,183)
Unearned compensation	—	—	1,403	—	—	—	1,403	7,468
Conversion of redeemable partnership units	—	9	338	—	—	—	338	(338)
Adjustment to reflect redeemable partnership units at redemption value	—	—	174,080	—	—	—	174,080	(174,080)
Effective portion of interest rate contracts	—	—	—	—	917	—	917	110
Amortization of interest rate contracts	—	—	—	—	1,382	144	1,526	151
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	1,407	1,407	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(11,026)	(11,026)	—
Equity, September 30, 2020	1,731	153,905	$4,943,849	$193,623	$(52,622)	$1,730,674	$6,815,524	$1,406,484

Equity, June 30, 2019	1,726	152,837	$3,562,910	$193,623	$(51,340)	$1,696,221	$5,401,414	$2,324,238
Contributions	—	2	(3,915)	—	—	—	(3,915)	—
Allocated net income for the period	—	—	109,611	2,625	—	18,470	130,706	12,506
Distributions	—	—	(146,843)	(2,625)	—	—	(149,468)	(17,200)
Unearned compensation	—	—	(7,205)	—	—	—	(7,205)	6,774
Conversion of redeemable partnership units	—	7	223	—	—	—	223	(223)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(9,252)	—	—	—	(9,252)	9,252
Effective portion of interest rate contracts	—	—	—	—	(2,022)	—	(2,022)	(231)
Amortization of interest rate contracts	—	—	—	—	1,366	144	1,510	156
Acquisition of noncontrolling interest in property partnership	—	—	43	—	—	—	43	—
Sale of an interest in property partnerships	—	—	—	—	—	4,216	4,216	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	14,820	14,820	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(13,748)	(13,748)	—
Equity, September 30, 2019	1,726	152,846	$3,505,572	$193,623	$(51,996)	$1,720,123	$5,367,322	$2,335,272

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS
(Unaudited and in thousands)

	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2019	1,727	153,063	$3,380,175	$193,623	$(48,335)	$1,728,689	$5,254,152	$2,468,753
Cumulative effect of a change in accounting principle	—	—	(1,505)	—	—	—	(1,505)	(174)
Contributions	1	73	7,583	—	—	—	7,583	39,424
Allocated net income for the period	—	—	872,842	7,875	—	34,280	914,997	97,090
Distributions	—	—	(457,233)	(7,875)	—	—	(465,108)	(51,821)
Unearned compensation	—	—	2,822	—	—	—	2,822	(7,146)
Conversion of redeemable partnership units	3	769	26,682	—	—	—	26,682	(26,682)
Adjustment to reflect redeemable partnership units at redemption value	—	—	1,112,483	—	—	—	1,112,483	(1,112,483)
Effective portion of interest rate contracts	—	—	—	—	(8,416)	—	(8,416)	(936)
Amortization of interest rate contracts	—	—	—	—	4,129	432	4,561	459
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	7,364	7,364	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(40,091)	(40,091)	—
Equity, September 30, 2020	1,731	153,905	$4,943,849	$193,623	$(52,622)	$1,730,674	$6,815,524	$1,406,484

Equity, December 31, 2018	1,722	152,736	$4,054,996	$193,623	$(47,741)	$1,711,445	$5,912,323	$2,000,591
Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Contributions	3	69	1,787	—	—	—	1,787	35,482
Allocated net income for the period	—	—	378,081	7,875	—	54,782	440,738	43,133
Distributions	—	—	(440,468)	(7,875)	—	—	(448,343)	(51,591)
Unearned compensation	—	—	(7,980)	—	—	—	(7,980)	(5,930)
Conversion of redeemable partnership units	1	41	1,435	—	—	—	1,435	(1,435)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(315,953)	—	—	—	(315,953)	315,953
Effective portion of interest rate contracts	—	—	—	—	(8,354)	—	(8,354)	(953)
Amortization of interest rate contracts	—	—	—	—	4,099	432	4,531	467
Acquisition of noncontrolling interest in property partnership	—	—	(162,462)	—	—	(24,501)	(186,963)	—
Sale of an interest in property partnerships	—	—	—	—	—	4,216	4,216	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	26,968	26,968	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(53,149)	(53,149)	—
Equity, September 30, 2019	1,726	152,846	$3,505,572	$193,623	$(51,996)	$1,720,123	$5,367,322	$2,335,272

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,012,087	$483,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510,400	501,901
Amortization of right of use assets - operating leases	1,667	1,821
Impairment loss	—	22,272
Non-cash compensation expense	36,152	33,253
Loss (Income) from unconsolidated joint ventures	5,410	(47,528)
Distributions of net cash flow from operations of unconsolidated joint ventures	22,285	16,770
Gains from investments in securities	(965)	(4,240)
Allowance for current expected credit losses	1,997	—
Non-cash portion of interest expense	17,397	16,594
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(763)
Loss from early extinguishment of debt	—	28,010
Gains on sales of real estate	(626,686)	(915)
Change in assets and liabilities:
Tenant and other receivables, net	18,543	(20,677)
Notes receivable, net	(395)	(376)
Accrued rental income, net	(85,843)	(19,327)
Prepaid expenses and other assets	(60,365)	(63,857)
Lease liabilities - operating leases	1,157	1,191
Accounts payable and accrued expenses	8,273	32,467
Accrued interest payable	(1,202)	(6,104)
Other liabilities	(24,868)	(78,449)
Tenant leasing costs	(52,621)	(76,122)
Total adjustments	(229,664)	335,921
Net cash provided by operating activities	782,423	819,792
Cash flows from investing activities:
Acquisitions of real estate	(135,698)	(148,912)
Construction in progress	(358,824)	(390,275)
Building and other capital improvements	(116,894)	(129,340)
Tenant improvements	(172,401)	(191,532)
Right of use assets - finance leases	—	(5,152)
Proceeds from sales of real estate	505,679	83,486
Capital contributions to unconsolidated joint ventures	(158,374)	(65,499)
Capital distributions from unconsolidated joint ventures	55,123	136,807
Cash and cash equivalents deconsolidated	—	(24,112)
Issuance of notes receivable, net	(9,800)	—
Investments in securities, net	2,778	(1,937)
Net cash used in investing activities	(388,411)	(736,466)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Nine months ended September 30,
	2020	2019
Cash flows from financing activities:
Repayments of mortgage notes payable	(12,795)	(15,510)
Proceeds from unsecured senior notes	1,248,125	1,548,106
Redemption of unsecured senior notes	—	(699,237)
Borrowings on unsecured line of credit	265,000	380,000
Repayments of unsecured line of credit	(265,000)	(380,000)
Payments on finance lease obligations	—	(502)
Deferred financing costs	(10,416)	(13,130)
Debt prepayment and extinguishment costs	—	(27,270)
Net proceeds from equity transactions	3,276	2,562
Distributions	(516,572)	(499,627)
Contributions from noncontrolling interests in property partnerships	7,364	26,968
Distributions to noncontrolling interests in property partnerships	(40,091)	(53,149)
Acquisition of noncontrolling interest in property partnership	—	(186,963)
Net cash provided by financing activities	678,891	82,248
Net increase in cash and cash equivalents and cash held in escrows	1,072,903	165,574
Cash and cash equivalents and cash held in escrows, beginning of period	691,886	639,191
Cash and cash equivalents and cash held in escrows, end of period	$1,764,789	$804,765

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$644,950	$543,359
Cash held in escrows, beginning of period	46,936	95,832
Cash and cash equivalents and cash held in escrows, beginning of period	$691,886	$639,191

Cash and cash equivalents, end of period	$1,714,783	$751,210
Cash held in escrows, end of period	50,006	53,555
Cash and cash equivalents and cash held in escrows, end of period	$1,764,789	$804,765

Supplemental disclosures:
Cash paid for interest	$335,591	$338,033
Interest capitalized	$41,329	$41,253

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(73,584)	$(86,496)
Change in real estate included in accounts payable and accrued expenses	$(30,924)	$95,857
Right of use assets obtained in exchange for lease liabilities	$—	$287,540
Prepaid rent reclassified to right of use asset	$—	$15,000
Accrued rental income, net deconsolidated	$(4,558)	$—
Tenant leasing costs, net deconsolidated	$(3,462)	$—
Building and other capital improvements, net deconsolidated	$(111,889)	$(12,767)
Tenant improvements, net deconsolidated	$(12,331)	$—
Right of use asset - finance lease deconsolidated	$—	$(135,004)
Lease liability - finance lease deconsolidated	$—	$119,534
Investment in unconsolidated joint venture recorded upon deconsolidation	$347,898	$29,246

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited and in thousands)
	Nine months ended September 30,
	2020	2019
Distributions declared but not paid	$171,070	$165,421
Conversions of redeemable partnership units to partners’ capital	$26,682	$1,435
Issuance of restricted securities to employees and non-employee directors	$43,244	$38,923

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at September 30, 2020 owned an approximate 89.9% (89.6% at December 31, 2019) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:
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
At September 30, 2020, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 9).
Properties
At September 30, 2020, the Company owned or had joint venture interests in a portfolio of 196 commercial real estate properties (the “Properties”) aggregating approximately 51.2 million net rentable square feet of primarily Class A office properties, including seven properties under construction/redevelopment totaling approximately 4.3 million net rentable square feet. At September 30, 2020, the Properties consisted of:
•177 office properties (including seven properties under construction/redevelopment);
•12 retail properties;
•six residential properties; and

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
Consolidated Variable Interest Entities
As of September 30, 2020, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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

Financial Instrument	Level	Range	Weighted Average
Related party note receivable	Level 3	3.65%	3.65%
Notes receivable	Level 3	3.62% - 8.00%	5.31%
Mortgage notes payable	Level 3	1.82% - 3.25%	2.11%
Unsecured term loan / line of credit	Level 3	1.05%	1.05%
In addition, the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods.
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$77,592	$84,990	$80,000	$81,931
Notes receivable, net	25,304	25,974	15,920	14,978
Total	$102,896	$110,964	$95,920	$96,909

Mortgage notes payable, net	$2,912,494	$3,183,294	$2,922,408	$2,984,956
Unsecured senior notes, net	9,636,397	10,491,966	8,390,459	8,826,375
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	499,270	500,388	498,939	500,561
Total	$13,048,161	$14,175,648	$11,811,806	$12,311,892

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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The

Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Land	$5,069,206	$5,111,606
Right of use assets - finance leases	237,382	237,394
Right of use assets - operating leases	146,973	148,640
Land held for future development (1)	446,392	254,828
Buildings and improvements	13,748,127	13,646,054
Tenant improvements	2,687,911	2,656,439
Furniture, fixtures and equipment	49,209	44,313
Construction in progress	769,846	789,736
Total	23,155,046	22,889,010
Less: Accumulated depreciation	(5,413,709)	(5,266,798)
	$17,741,337	$17,622,212
_______________
(1)Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Land	$4,971,990	$5,011,153
Right of use assets - finance leases	237,382	237,394
Right of use assets - operating leases	146,973	148,640
Land held for future development (1)	446,392	254,828
Buildings and improvements	13,468,534	13,351,286
Tenant improvements	2,687,911	2,656,439
Furniture, fixtures and equipment	49,209	44,313
Construction in progress	769,846	789,736
Total	22,778,237	22,493,789
Less: Accumulated depreciation	(5,309,930)	(5,162,908)
	$17,468,307	$17,330,881
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
On June 26, 2020, the Company completed the acquisition of real property at 777 Harrison Street (known as Fourth + Harrison and formerly known as 425 Fourth Street) located in San Francisco, California for a gross purchase price, including entitlements, totaling approximately $140.1 million. On July 31, 2020, the Company acquired an undivided ownership interest in real property at 759 Harrison Street located in San Francisco, California, which is expected to be included in the Fourth + Harrison development project, for a purchase price totaling approximately $2.3 million. Fourth + Harrison is expected to support the development of approximately 804,000 square feet of primarily commercial office space.
On August 15, 2020, the Company completed and fully placed in-service The Skylyne, an approximately 331,000 square foot project comprised of 402 residential units and retail space located in Oakland, California.
Dispositions
On January 28, 2020, the Company entered into a joint venture with a third party to own, operate and develop properties at its Gateway Commons complex located in South San Francisco, California. The Company contributed its 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for its 50% interest in the joint venture. 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, the Company has an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by the Company and 51% by its partner. Upon the partner’s contribution, the Company ceased accounting for the joint venture entity on a consolidated basis and is accounting for the joint venture entity on an unconsolidated basis using the equity method of accounting, as it has reduced its ownership interest in the joint venture entity and no longer has a controlling financial or operating interest in the joint venture entity (See Note 5). The Company recognized a gain on the retained and sold interest in the real estate contributed to the joint venture totaling approximately $217.7 million for Boston Properties, Inc. and $222.4 million for Boston Properties Limited Partnership during the nine months ended September 30, 2020 within Gains on Sales of Real Estate on the respective Consolidated Statements of Operations, as the fair value of the real estate exceeded its carrying value. 601, 611 and 651 Gateway contributed approximately $0.2 million of net income to the Company for the period from January 1, 2020 through January 27, 2020 and contributed approximately $2.4 million and $8.5 million of net income to the Company for the three and nine months ended September 30, 2019, respectively.
On February 20, 2020, the Company completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for Boston Properties, Inc. and approximately $197.1 million for Boston Properties Limited Partnership. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet. New Dominion Technology Park contributed approximately $1.6 million of net income to the Company for the period from January 1, 2020 through February 19, 2020 and contributed approximately $2.1 million and $6.3 million of net income to the Company for the three and nine months ended September 30, 2019, respectively.
On June 25, 2020, the Company completed the sale of a portion of its Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.6 million, resulting in a gain on sale of real estate totaling approximately $203.6 million for Boston Properties, Inc. and approximately $207.0 million for Boston Properties Limited Partnership. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. The Company continues to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property. The sold portion of Capital Gallery contributed approximately $6.3 million of net income to the Company for the period from January 1, 2020 through June 24, 2020 and contributed approximately $4.0 million and $11.5 million of net income to the Company for the three and nine months ended September 30, 2019, respectively.
4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable related to lease revenue. Management analyzes accrued rent and accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the collectability of the tenant’s receivable balance, including the accrued rent receivable, on a lease-by-lease basis. As a result of this analysis, during the three and nine months ended September 30, 2020, the Company wrote off approximately $4.1 million and $41.5 million, respectively, related to accrued rent balances and approximately $3.4 million and $22.3 million, respectively, related to accounts receivable balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or that the Company considered their accrued rent and/or accounts receivable balances no longer probable of collection.
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
The following table summarizes the components of lease revenue recognized during the three and nine months ended September 30, 2020 and 2019 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Revenue	2020	2019	2020	2019
Fixed contractual payments	$557,384	$566,294	$1,673,855	$1,678,100
Variable lease payments	109,290	125,931	333,049	373,565
	$666,674	$692,225	$2,006,904	$2,051,665

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2020 and December 31, 2019:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		September 30, 2020	December 31, 2019
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(3,864)	$(4,872)
BP/CRF Metropolitan Square, LLC	Metropolitan Square	20.0%		(7,166)	9,134
901 New York, LLC	901 New York Avenue	25.0%	(2)	(12,187)	(12,113)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	35,682	36,789
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	13,238	25,391
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	105	2,953
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(6,239)	(5,439)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,640	42,496
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		49,092	49,466
Residential Tower Developer LLC	Hub50House	50.0%		52,055	55,092
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		10,469	9,883
Office Tower Developer LLC	100 Causeway Street	50.0%		56,572	56,606
1265 Main Office JV LLC	1265 Main Street	50.0%		4,027	3,780
BNY Tower Holdings LLC	Dock 72	50.0%		98,844	94,804
BNYTA Amenity Operator LLC	Dock 72	50.0%		236	N/A
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		232,065	252,069
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%		57,720	56,247
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		106,546	67,499
SMBP Venture LP	Santa Monica Business Park	55.0%		147,015	163,937
Platform 16 Holdings LP	Platform 16	55.0%	(7)	104,422	29,501
Gateway Portfolio Holdings LLC	Gateway Commons	50.0%	(8)	339,383	N/A
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Center	50.0%		27,180	N/A
				$1,347,835	$933,223
 _______________
(1)Investments with deficit balances aggregating approximately $29.5 million and $22.4 million at September 30, 2020 and December 31, 2019, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At September 30, 2020 and December 31, 2019, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)The joint venture owns two in-service buildings.
(5)The property was sold on June 27, 2019. As of September 30, 2020 and December 31, 2019, the investment included only undistributed cash.
(6)Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.
(7)This entity is a VIE (See Note 2).
(8)As a result of the partner’s deferred contribution, the Company owns an approximately 55% interest in the joint venture at September 30, 2020. Future development projects will be owned 49% by the Company and 51% by its partner.
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

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$4,651,694	$3,904,400
Other assets	560,764	502,706
Total assets	$5,212,458	$4,407,106
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,558,499	$2,218,853
Other liabilities (2)	651,744	749,675
Members’/Partners’ equity	2,002,215	1,438,578
Total liabilities and members’/partners’ equity	$5,212,458	$4,407,106
Company’s share of equity	$948,569	$591,905
Basis differentials (3)	399,266	341,318
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,347,835	$933,223
 _______________
(1)At September 30, 2020 and December 31, 2019, this amount included right of use assets - finance leases totaling approximately $248.9 million and $383.9 million, respectively, and right of use assets - operating leases totaling approximately $11.5 million and $12.1 million, respectively.
(2)At September 30, 2020 and December 31, 2019, this amount included lease liabilities - finance leases totaling approximately $389.4 million and $510.8 million, respectively, and lease liabilities - operating leases totaling approximately $17.5 million and $17.3 million, respectively.
(3)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At September 30, 2020 and December 31, 2019, there was an aggregate basis differential of approximately $308.0 million and $311.3 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities. At September 30, 2020, there was an aggregate basis differential of approximately $53.1 million between the carrying value of the Company’s investment in the joint venture that owns Gateway Commons and the joint venture’s basis in the assets and liabilities. These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $29.5 million and $22.4 million at September 30, 2020 and December 31, 2019, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total revenue (1)	$87,724	$75,940	$270,490	$239,099
Expenses
Operating	37,572	28,839	106,677	89,472
Depreciation and amortization	35,810	23,477	105,235	76,941
Total expenses	73,382	52,316	211,912	166,413
Other income (expense)
Interest expense	(25,481)	(20,483)	(71,370)	(62,043)
Gains on sales of real estate	—	(812)	11,720	33,760
Net income	$(11,139)	$2,329	$(1,072)	$44,403

Company’s share of net income	$(4,421)	$392	$855	$24,352
Basis differential (2)	(2,452)	(1,041)	(6,265)	23,176
Income from unconsolidated joint ventures	$(6,873)	$(649)	$(5,410)	$47,528
_______________
(1)Includes straight-line rent adjustments of approximately $3.8 million and $5.3 million for the three months ended September 30, 2020 and 2019, respectively, and $22.0 million and $18.7 million for the nine months ended September 30, 2020 and 2019, respectively.
(2)Includes straight-line rent adjustments of approximately $0.4 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $1.6 million for the nine months ended September 30, 2020 and 2019, respectively. Also includes net above-/below-market rent adjustments of approximately $0.2 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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
On January 28, 2020, a joint venture in which the Company has a 55% interest commenced development of the first phase of its Platform 16 project located in San Jose, California. Platform 16 consists of a parcel of land totaling approximately 5.6 acres that is expected to support the development of approximately 1.1 million square feet of commercial office space. The first phase of the Platform 16 development project consists of an approximately 390,000 net rentable square foot Class A office building and a below-grade parking garage. During the third quarter of 2020, the joint venture paused construction activities after completing site preparation work and intends to revisit its plans once the economic impact of COVID-19 becomes clearer or economic conditions improve. On February 20, 2020, the joint venture acquired the land underlying the ground lease for a purchase price totaling approximately $134.8 million. The joint venture had previously made a deposit totaling $15.0 million, which was credited against the purchase price.
On June 9, 2020, a joint venture in which the Company has a 20% interest refinanced with a new lender the mortgage loan collateralized by its Metropolitan Square property located in Washington, DC. The outstanding balance of the loan totaled approximately $155.9 million, bore interest at a fixed rate of 5.75% per annum and was scheduled to mature on August 5, 2020. The new mortgage loan totaling $325.0 million, of which $288.0 million was advanced at closing, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum, and matures on July 7, 2022, with two, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR rate 3.00% per annum on a notional amount of $325.0 million through July 7, 2022. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $112.7 million, of which the Company’s share totaled approximately $22.5 million. Metropolitan Square is a Class A office property with approximately 654,000 net rentable square feet.
On June 25, 2020, a joint venture in which the Company has a 50% interest completed the sale of Annapolis Junction Building Eight and two land parcels located in Annapolis, Maryland for a gross sale price of $47.0 million. Net cash proceeds totaled approximately $45.8 million after the payment of transaction costs. The Company recognized a gain on sale of real estate totaling approximately $5.8 million, which is included in Income (Loss) from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. The joint venture distributed approximately $36.8 million of available cash and the net proceeds from the sale after the pay down of the mortgage loan, of which the Company’s share totaled approximately $18.4 million. Annapolis Junction Building Eight is an approximately 126,000 net rentable square foot Class A office property, which is vacant. The two land parcels will support the development of approximately 300,000 square feet of commercial office space with one parcel currently containing surface parking for approximately 511 vehicles.
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
On July 24, 2020, a joint venture in which the Company has a 50% interest completed and fully placed in-service Hub50House, an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.
On September 1, 2020, the Company entered into an agreement with its partner in the joint venture that owns 1265 Main Street located in Waltham, Massachusetts to (1) form additional joint ventures to own and develop a mixed-use property containing approximately 1,200,000 square feet to be developed in phases on an approximately 41-acre site adjacent to 1265 Main Street and (2) share the costs of certain offsite infrastructure improvements with its joint venture partner and other third-party abutting land owners. The Company will serve as the development manager and expects to own a 50% interest in each of the joint ventures.
On September 30, 2020, a joint venture in which the Company has a 50% interest extended the mortgage loan collateralized by its Market Square North property. At the time of the extension, the outstanding balance of the loan totaled approximately $114.2 million, bore interest at a fixed rate of 4.85% per annum and was scheduled to mature on October 1, 2020. The extended loan matures on November 1, 2020 (See Note 13). Market Square North is a Class A office property with approximately 418,000 net rentable square feet located in Washington, DC.

6. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2020 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	4.125%	4.289%	$850,000	May 15, 2021
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
Total principal			9,700,000
Net unamortized discount			(16,880)
Deferred financing costs, net			(46,723)
Total			$9,636,397
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2020, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $19.4 million.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2020, the maximum funding obligation under the guarantee was approximately $37.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of September 30, 2020, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.

Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also provided a financing guaranty as required with respect to the third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, which financing was provided by the Company on June 1, 2020. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property is substantially completed. The financing is collateralized by a pledge of the partner’s equity interest in the joint venture that owns and is developing 7750 Wisconsin Avenue. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of September 30, 2020, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of September 30, 2020, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements.
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
In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During the years 2014 through 2018, the Company received distributions aggregating approximately $18.0 million, leaving a remaining claim of approximately $27.2 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at September 30, 2020.
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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2020, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,120,074 OP Units, 1,338,400 LTIP Units (including 105,080 2012 OPP Units, 64,468 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 24,966 2015 MYLTIP Units, 89,791 2016 MYLTIP Units and 116,078 2017 MYLTIP Units), 336,195 2018 MYLTIP Units, 219,916 2019 MYLTIP Units and 203,278 2020 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2020, 773,858 OP Units were presented by the holders for redemption (including 82,608 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and 2013 - 2017 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At September 30, 2020, Boston Properties Limited Partnership had outstanding 336,195 2018 MYLTIP Units, 219,916 2019 MYLTIP Units and 203,278 2020 MYLTIP Units. Prior to the applicable measurement date (February 5, 2021 for 2018 MYLTIP Units, February 4, 2022 for 2019 MYLTIP Units and February 3, 2023 for 2020 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
On February 6, 2020, the measurement period for the Company’s 2017 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 83.8% of target, or an aggregate of approximately $17.6 million (after giving effect to employee separations). As a result, an aggregate of 270,942 2017 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2016 MYLTIP Units and, after the February 6, 2020 measurement date, the 2017 MYLTIP Units) and its distributions on the 2017 MYLTIP Units (prior to the February 6, 2020 measurement date) and 2018 - 2020 MYLTIP Units (after the February 4, 2020 issuance date) that occurred during the nine months ended September 30, 2020:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 30, 2020	October 30, 2020	$0.98	$0.098
June 30, 2020	July 31, 2020	$0.98	$0.098
March 31, 2020	April 30, 2020	$0.98	$0.098
December 31, 2019	January 30, 2020	$0.98	$0.098
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2015 MYLTIP Units and, after the February 9, 2019 measurement date, the 2016 MYLTIP Units) and its distributions on the 2016 MYLTIP Units (prior to the February 9, 2019 measurement date) and 2017 - 2019 MYLTIP Units (after the February 5, 2019 issuance date) that occurred during the nine months ended September 30, 2019:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 30, 2019	October 31, 2019	$0.95	$0.095
June 28, 2019	July 31, 2019	$0.95	$0.095
March 29, 2019	April 30, 2019	$0.95	$0.095
December 31, 2018	January 30, 2019	$0.95	$0.095
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of Common Stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 - 2017 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at September 30, 2020 was approximately $1.4 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $80.30 per share on September 30, 2020.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at September 30, 2020 and December 31, 2019, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
9. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of September 30, 2020, Boston Properties, Inc. had 155,636,300 shares of Common Stock outstanding.
As of September 30, 2020, Boston Properties, Inc. owned 1,730,948 general partnership units and 153,905,352 limited partnership units in Boston Properties Limited Partnership.
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

During the nine months ended September 30, 2020, Boston Properties, Inc. issued 43,792 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the nine months ended September 30, 2020, Boston Properties, Inc. issued 773,858 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2020 and during the nine months ended September 30, 2019:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 30, 2020	October 30, 2020	$0.98	$0.98
June 30, 2020	July 31, 2020	$0.98	$0.98
March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98

September 30, 2019	October 31, 2019	$0.95	$0.95
June 28, 2019	July 31, 2019	$0.95	$0.95
March 29, 2019	April 30, 2019	$0.95	$0.95
December 31, 2018	January 30, 2019	$0.95	$0.95
Preferred Stock
As of September 30, 2020, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties, Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or declared during 2020 and during the nine months ended September 30, 2019:

Record Date	Payment Date	Dividend (Per Share)
November 4, 2020	November 16, 2020	$32.8125
August 3, 2020	August 17, 2020	$32.8125
May 1, 2020	May 15, 2020	$32.8125
February 4, 2020	February 18, 2020	$32.8125

November 1, 2019	November 15, 2019	$32.8125
August 2, 2019	August 15, 2019	$32.8125
May 3, 2019	May 15, 2019	$32.8125
February 4, 2019	February 15, 2019	$32.8125

10. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of Boston Properties, Inc. using the two-class method. Participating securities are included in the computation of diluted EPS of Boston Properties, Inc. using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2017 MYLTIP Units required, and the 2018 - 2020 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties, Inc. excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$89,854	155,645	$0.58
Effect of Dilutive Securities:
Stock Based Compensation	—	25	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$89,854	155,670	$0.58

	Three months ended September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$107,771	154,577	$0.70
Effect of Dilutive Securities:
Stock Based Compensation	—	243	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$107,771	154,820	$0.70

	Nine months ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$854,541	155,349	$5.50
Allocation of undistributed earnings to participating securities	(1,150)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$853,391	155,349	$5.49
Effect of Dilutive Securities:
Stock Based Compensation	—	98	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$853,391	155,447	$5.49

	Nine months ended September 30, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$370,200	154,553	$2.40
Effect of Dilutive Securities:
Stock Based Compensation	—	294	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$370,200	154,847	$2.39

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2017 MYLTIP Units required, and the 2018 - 2020 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,032,000 and 17,638,000 redeemable common units for the three months ended September 30, 2020 and 2019, respectively, and 17,279,000 and 17,630,000 redeemable common units for the nine months ended September 30, 2020 and 2019, respectively.

	Three months ended September 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$101,624	172,677	$0.59
Effect of Dilutive Securities:
Stock Based Compensation	—	25	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$101,624	172,702	$0.59

	Three months ended September 30, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,117	172,215	$0.71
Effect of Dilutive Securities:
Stock Based Compensation	—	243	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,117	172,458	$0.71

	Nine months ended September 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$969,932	172,628	$5.62
Allocation of undistributed earnings to participating securities	(1,278)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$968,654	172,628	$5.61
Effect of Dilutive Securities:
Stock Based Compensation	—	98	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$968,654	172,726	$5.61

	Nine months ended September 30, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$421,214	172,183	$2.45
Effect of Dilutive Securities:
Stock Based Compensation	—	294	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$421,214	172,477	$2.44
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
On February 6, 2020, the measurement period for the Company’s 2017 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 83.8% of target, or an aggregate of approximately $17.6 million (after giving effect to employee separations). As a result, an aggregate of 270,942 2017 MYLTIP Units that had been previously granted were automatically forfeited.
During the nine months ended September 30, 2020, Boston Properties, Inc. issued 29,630 shares of restricted common stock and Boston Properties Limited Partnership issued 207,181 LTIP Units and 203,278 2020 MYLTIP Units to employees and non-employee directors under the 2012 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2020 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the nine months ended September 30, 2020 were valued at approximately $4.0 million ($133.81 per share weighted-average). The LTIP Units granted were valued at approximately $26.3 million (approximately $127.14 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.47% and an expected price volatility of 18.0%. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and 2016 - 2020 MYLTIP Units was approximately $8.0 million and $7.5 million for the three months ended September 30, 2020 and 2019, respectively, and $35.3 million and $32.4 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was (1) an aggregate of approximately $31.3 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2017 MYLTIP Units and (2) an aggregate of approximately $12.8 million of unrecognized compensation expense related to unvested 2018 - 2020 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.3 years.
12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three and nine months ended September 30, 2020 and 2019.
Boston Properties, Inc.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$89,854	$107,771	$854,541	$370,200
Add:
Preferred dividends	2,625	2,625	7,875	7,875
Noncontrolling interest—common units of the Operating Partnership	10,020	12,504	97,090	43,133
Noncontrolling interests in property partnerships	15,561	18,470	34,280	54,782
Interest expense	110,993	106,471	319,726	309,837
Loss from early extinguishment of debt	—	28,010	—	28,010
Impairment loss	—	—	—	24,038
Net operating income from unconsolidated joint ventures	24,938	23,065	81,607	73,129
Depreciation and amortization expense	166,456	165,862	515,738	507,867
Transaction costs	307	538	1,254	1,415
Payroll and related costs from management services contracts	2,896	2,429	8,617	8,227
General and administrative expense	27,862	31,147	102,059	107,980
Less:
Net operating income attributable to noncontrolling interests in property partnerships	42,160	46,249	122,248	138,896
Gains from investments in securities	1,858	106	965	4,240
Interest and other income (loss)	(45)	7,178	4,277	14,546
Gains (losses) on sales of real estate	(209)	(15)	613,723	766
Income (loss) from unconsolidated joint ventures	(6,873)	(649)	(5,410)	47,528
Direct reimbursements of payroll and related costs from management services contracts	2,896	2,429	8,617	8,227
Development and management services revenue	7,281	10,303	23,285	29,566
Company’s share of Net Operating Income	$404,444	$433,291	$1,255,082	$1,292,724

Boston Properties Limited Partnership

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$101,624	$122,117	$969,932	$421,214
Add:
Preferred distributions	2,625	2,625	7,875	7,875
Noncontrolling interests in property partnerships	15,561	18,470	34,280	54,782
Interest expense	110,993	106,471	319,726	309,837
Loss from early extinguishment of debt	—	28,010	—	28,010
Impairment loss	—	—	—	22,272
Net operating income from unconsolidated joint ventures	24,938	23,065	81,607	73,129
Depreciation and amortization expense	164,706	164,020	510,400	501,901
Transaction costs	307	538	1,254	1,415
Payroll and related costs from management services contracts	2,896	2,429	8,617	8,227
General and administrative expense	27,862	31,147	102,059	107,980
Less:
Net operating income attributable to noncontrolling interests in property partnerships	42,160	46,249	122,248	138,896
Gains from investments in securities	1,858	106	965	4,240
Interest and other income (loss)	(45)	7,178	4,277	14,546
Gains (losses) on sales of real estate	(209)	(15)	626,686	915
Income (loss) from unconsolidated joint ventures	(6,873)	(649)	(5,410)	47,528
Direct reimbursements of payroll and related costs from management services contracts	2,896	2,429	8,617	8,227
Development and management services revenue	7,281	10,303	23,285	29,566
Company’s share of Net Operating Income	$404,444	$433,291	$1,255,082	$1,292,724

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from investments in securities, interest and other income (loss), gains (losses) on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

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
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains from investments in securities, interest and other income (loss), gains (losses) on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Included within the Office property type are commercial office and retail leases, as well as parking revenue.  Upon the adoption of ASC 842, any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. As a result of COVID-19, during the three and nine months ended September 30, 2020, the Company wrote off approximately $4.1 million and $41.5 million, respectively, related to accrued rent balances and approximately $3.4 million and $22.3 million, respectively, related to accounts receivable balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or that the Company considered their accrued rent and/or accounts receivable balances no longer probable of collection.
In addition, parking and other revenue for the three and nine months ended September 30, 2020 decreased by approximately $9.3 million and $22.0 million, respectively, compared to 2019. These decreases were primarily in transient and monthly parking revenue.
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
The Boston Marriott Cambridge closed in March 2020 due to COVID-19 and did not re-open until October 2, 2020. The hotel is operating at a monthly deficit. The closing of the hotel for more than two fiscal quarters, weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations and thus the results of the Company’s Hotel property type.

Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2020:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$225,652	$—	$239,535	$128,165	$79,931	$673,283
Residential	3,043	—	—	23	6,652	9,718
Hotel	90	—	—	—	—	90
Total	228,785	—	239,535	128,188	86,583	683,091
% of Grand Totals	33.48%	—%	35.07%	18.77%	12.68%	100.00%
Rental Expenses:
Office	81,890	—	97,904	41,518	31,994	253,306
Residential	1,350	—	—	740	2,865	4,955
Hotel	3,164	—	—	—	—	3,164
Total	86,404	—	97,904	42,258	34,859	261,425
% of Grand Totals	33.05%	—%	37.46%	16.16%	13.33%	100.00%
Net operating income	$142,381	$—	$141,631	$85,930	$51,724	$421,666
% of Grand Totals	33.77%	—%	33.58%	20.38%	12.27%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,228)	—	(31,932)	—	—	(42,160)
Add: Company’s share of net operating income from unconsolidated joint ventures	2,764	11,953	539	4,098	5,584	24,938
Company’s share of net operating income	$134,917	$11,953	$110,238	$90,028	$57,308	$404,444
% of Grand Totals	33.35%	2.96%	27.26%	22.26%	14.17%	100.00%
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

For the nine months ended September 30, 2020:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$683,501	$—	$699,063	$393,137	$256,904	$2,032,605
Residential	10,512	—	—	23	18,541	29,076
Hotel	7,014	—	—	—	—	7,014
Total	701,027	—	699,063	393,160	275,445	2,068,695
% of Grand Totals	33.89%	—%	33.79%	19.01%	13.31%	100.00%
Rental Expenses:
Office	240,129	—	285,411	123,168	99,322	748,030
Residential	3,925	—	—	740	8,319	12,984
Hotel	11,958	—	—	—	—	11,958
Total	256,012	—	285,411	123,908	107,641	772,972
% of Grand Totals	33.12%	—%	36.92%	16.03%	13.93%	100.00%
Net operating income	$445,015	$—	$413,652	$269,252	$167,804	$1,295,723
% of Grand Totals	34.35%	—%	31.92%	20.78%	12.95%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(31,467)	—	(90,781)	—	—	(122,248)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,490	42,909	2,110	11,384	16,714	81,607
Company’s share of net operating income	$422,038	$42,909	$324,981	$280,636	$184,518	$1,255,082
% of Grand Totals	33.63%	3.42%	25.89%	22.36%	14.70%	100.00%
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
13. Subsequent Events
On October 1, 2020, a joint venture in which the Company has a 50% interest completed and fully placed in-service Dock 72, a Class A office project with approximately 670,000 net rentable square feet located in Brooklyn, New York.
On October 30, 2020, a joint venture in which the Company has a 50% interest refinanced the mortgage loan collateralized by its Market Square North property located in Washington, DC. The outstanding balance of the loan totaled approximately $114.2 million, bore interest at a fixed rate of 4.85% per annum and was scheduled to mature on November 1, 2020 (See Note 5). The new mortgage loan totals $125.0 million, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.30% per annum, and matures on November 10, 2025, with one, one-year extension option, subject to certain conditions.

On November 3, 2020, the Company signed an approximately 138,000 square-foot, 10-year lease with a new tenant at 200 West Street in Waltham, Massachusetts. The Company is currently redeveloping a portion of 200 West Street into lab space with expected completion in 2021. With this lease, the property is 100% leased.

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
Overview
BXP is one of the largest publicly-traded office real estate investment trusts (REITs) in the United States (based on total market capitalization as of September 30, 2020) that develops, owns and manages primarily Class A office properties concentrated in five markets in the United States - Boston, Los Angeles, New York, San Francisco and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy, current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases was approximately 7.5 years, as of September 30, 2020, including leases at our unconsolidated joint ventures. The weighted-average lease term for our top 20 office tenant leases was approximately 10.8 years. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:
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
Outlook
In the third quarter of 2020, the COVID-19 pandemic continued to negatively impact global macroeconomic conditions, and businesses across the United States experienced job losses and other recessionary effects. Although U.S. GDP improved 33% on an annualized basis in the third quarter of 2020 as compared to the 31% decline in the second quarter of 2020, the pace of improvement has slowed. The federal stimulus programs that provided much of the economic lift last quarter have either expired or are expiring, and it is unclear if additional fiscal stimulus will be forthcoming. The U.S. economic recovery remains heavily impacted by the pandemic. The health of the overall economy and employment trends among professional workers have been, and we expect will continue to be, one of the most important drivers of office market conditions.
Beginning in March 2020, public health officials and governmental authorities, including those in all of the markets in which we operate, reacted to the spread of the COVID-19 pandemic by imposing regulatory measures such as prohibiting people from congregating in heavily populated areas, instituting quarantines, restricting travel, issuing “stay-at-home” orders, restricting the types of businesses that could continue to operate (including the types of construction projects that could proceed) and closing schools, among many others. Although the state and local authorities in all of our regions except Los Angeles and New Jersey have eased those regulations to allow for the return to work, the physical occupancy of our properties remains well below capacity as most employers continued their COVID-19 response protocols and encouraged employees to work from home when possible during the pandemic.
The short and long term impact the pandemic will have on the use of office space is unknown as companies consider the recessionary impact on their business and their demand for labor while, at the same time, consider the space requirements associated with social distancing. We believe our strategically located, high quality product will continue to be a component of today’s forward thinking organization that desires to drive culture and productivity.
Because of the uncertainty regarding the length and severity of the pandemic, many existing and prospective tenants are deferring decisions on their office space needs as they focus on their employees’ safety, their companies’ liquidity and managing their businesses through the recession and economic recovery. As a result, new leasing activity was lower in the third quarter of 2020 than it was prior to March 2020. Despite the slowdown in tour activity during the quarter, we signed approximately 811,000 square feet of leases and renewals during the third quarter with an average lease term of seven years, indicating that many prospective and existing tenants are committed to long-term office space and view our properties as their preferred choice for premium, Class A office. Included in our third quarter leasing activity was a lease extension and an expansion with a tenant totaling approximately 186,000 square feet in Reston, Virginia and a new lease for approximately 82,000 square feet with a tenant in Boston, Massachusetts.

Development of primarily pre-leased properties in supply-constrained markets with the strongest economic growth over time has been a cornerstone of our long-term growth strategy. We have approximately 4.3 million square feet of active developments and redevelopments in our pipeline, which are 80% pre-leased, as of November 3, 2020, to primarily credit-strong tenants with long-lease terms. All development projects remain on schedule to meet all required delivery milestones in our leases.
The health and safety of our employees, tenants, service providers and visitors continues to be our highest priority. In the third quarter, we continued to implement our health safety protocols in all in-service properties across our portfolio to provide a safe environment for tenants and employees in accordance with the policies and applicable legal requirements in our regions.
Rent Collections
Cash rent payments for a particular month are generally due on the first day of that month (although tenants have varying grace periods). Cash rent amounts are based on all rent billed by us, including all amounts from consolidated operations and all unconsolidated joint ventures, other than Gateway Commons for which we do not handle billing.
During the third quarter of 2020, our rent collections as a percentage of the total amounts billed to all tenants were 97%.
•Approximately 96% of these billings were made to office tenants. Our third quarter rent collections from office tenants continued to be strong at 99%. Approximately $612 million, or $2.4 billion annualized, of our lease revenue was from our office portfolio. Our office portfolio has long-term lease contracts and modest rollover exposure over the next few years.
•Approximately 4% of these billings related to retail leases. Our third quarter rent collections from retail tenants was 62%.
When evaluating the collectability of a tenant’s accrued rent and accounts receivable balances, management analyzes the tenant’s creditworthiness, current economic trends, including the impact of COVID-19 on a tenant’s business, and changes in the tenant’s payment patterns on a lease-by-lease basis. In the third quarter, we recorded write-offs totaling approximately $10 million, of which approximately $6 million were associated with accrued rent and approximately $4 million were associated with accounts receivable. These amounts represent the write-offs in our consolidated portfolio, plus our share of the write-offs from the unconsolidated joint ventures (calculated based on our ownership percentage), minus our partners’ share of write-offs from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). The majority of these write-offs related to tenants in the retail, fitness and entertainment sectors.
Cash rent abatements and deferrals primarily related to COVID-19 were approximately $18.2 million in the third quarter. This amount represents our consolidated cash rent abatements and deferrals plus our share of the cash rent abatements and deferrals from the unconsolidated joint ventures (calculated based on our ownership percentage) minus our partners’ share of cash rent abatements and deferrals from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests).
In the third quarter, our parking and other revenue was approximately $16.3 million, an increase of $2.4 million, or 17%, from the second quarter of 2020, but a decrease of approximately $9.3 million, or 36%, as compared to the third quarter of 2019. The year-over-year decline was largely due to the decline in transient parking revenue as employees continue to work from home during the pandemic.
Our hotel property, the Boston Marriott Cambridge, remained closed throughout the third quarter and therefore operated at an approximately $3.1 million loss. As a result, net operating income declined approximately $7.3 million as compared to the third quarter of 2019. The hotel re-opened on October 2, 2020, but occupancy remains low due to reduced demand as a result of COVID-19 and we expect demand to remain low for the foreseeable future.
As a result of the impact of the current environment, we expect our 2020 revenues to be adversely affected due to (1) declines in revenue from our retail tenants, parking and hotel operator, (2) a slowdown in new leasing activity for vacant and expiring space and (3) write-offs of accounts receivable and accrued rent balances. Despite the near-term challenges of COVID-19, we remain confident in our ability to weather the current market downturn and manage our business throughout uncertain future market conditions.

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
Following is an overview of portfolio activity and leasing activity in the third quarter of 2020.
The overall occupancy of our in-service office and retail properties was 91.1% at September 30, 2020, a decrease of 90 basis points as compared to June 30, 2020. During the third quarter of 2020, we signed leases across our portfolio totaling approximately 811,000 square feet and we commenced revenue recognition on approximately 1.2 million square feet of leases in second generation space, including lease modifications. Of these second generation leases, approximately 895,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 20% over the prior leases.
A brief overview of each of our markets follows.
Boston
Our Boston central business district (“CBD”) in-service portfolio was approximately 98% leased as of September 30, 2020, including approximately 343,000 square feet of leases that we terminated, due to the nonpayment of rent, where the tenants have yet to vacate. During the third quarter of 2020, we executed approximately 96,000 square feet of leases and had approximately 262,000 square feet of leases commence in the Boston region. Approximately 222,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 15% over the prior leases. During the quarter, a joint venture in which we own 50% fully placed in-service Hub50House, a 440 unit residential property that is part of the 1.3 million square foot mixed-use Hub on Causeway development in Boston, Massachusetts.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was approximately 99% leased, as of September 30, 2020. In addition, during the third quarter of 2020, one of our large tenants in Cambridge had the contractual right to terminate a lease for 190,000 square feet but the tenant did not exercise that right and its lease now expires in 2037. During the quarter, we continued our development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to a tenant for a term of 15 years.
In our suburban Waltham/Lexington portfolio, we continued the redevelopment of a portion of 200 West Street, an approximately 261,000 net rentable square foot Class A office property in Waltham, Massachusetts. The redevelopment is a conversion of a portion of the property to laboratory space to meet growing demand in the life sciences sector. In November 2020, we signed an approximately 138,000 square-foot, 10-year lease with a new tenant at this building. With this lease, the property is 100% leased. During the third quarter of 2020, we also entered into an agreement with an existing joint venture partner for the future development of a 1.2 million square foot site in Waltham. The agreement allows for the phased development of office and lab properties across 41-acres. We expect to serve as the development manager. As part of this development, we expect to complete new exit/interchange improvements onto I-95/Route 128, enhancing access to our entire Waltham portfolio. Waltham and the surrounding Route 128 Mass Turnpike area continues to be a popular submarket of Boston for leading and emerging companies in the life sciences, biotechnology and technology sectors. This agreement builds on our current footprint of approximately 4.3 million square feet of office and lab properties in this submarket.

Los Angeles
Our Los Angeles (“LA”) in-service portfolio is currently focused on West LA and includes approximately 2.3 million square feet, including a 1.1 million square foot property, Colorado Center, of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. We increased our occupancy in LA in the third quarter by 80 basis points due to an approximately 46,000 square foot expansion by one of our existing technology tenants. As of September 30, 2020, our LA in-service properties were approximately 97% leased.
Since our initial entry in the West LA market in 2016, we have continued to explore opportunities to increase our presence in the LA market by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns. In the third quarter of 2020, we announced the acquisition of a 50% interest in Beach Cities Media Center, a 6.4-acre land site on the Rosecrans Corridor of the El Segundo submarket of Los Angeles, California for a purchase price of $21.2 million. The site is fully entitled to support the future development of approximately 275,000 square feet of Class A creative office space and is located in one of the most in-demand creative office areas in the South Bay of Los Angeles where several Fortune 500 and emerging office tenants in the technology, entertainment and financial sectors are located. In conjunction with the acquisition, we entered into a joint venture with Continental Development Corporation, a premier developer and owner of Class A properties primarily in the El Segundo and Manhattan Beach submarkets with more than 500 tenants across its portfolio.
New York
As of September 30, 2020, our New York CBD in-service portfolio was approximately 94% leased, including approximately 374,000 square feet of leases that we terminated due to the nonpayment of rent, where the tenants have yet to vacate. We are negotiating a reinstatement and renewal agreement with one of these tenants for approximately 150,000 square feet. In addition, we have executed approximately 249,000 square feet of leases that we expect will commence by the end of the first quarter of 2021. In the third quarter of 2020, we commenced approximately 210,000 square feet of leases in the New York region. Of these leases, approximately 129,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 14% over the prior leases.
San Francisco
Our San Francisco CBD in-service properties were approximately 96% leased as of September 30, 2020. During the third quarter of 2020, we commenced approximately 387,000 square feet of leases in the San Francisco region. Of these leases, approximately 354,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 29% over the prior leases.
During the third quarter, we placed in service The Skylyne, a 402 unit residential property in Oakland, California, which was 9% leased as of November 3, 2020.
Washington, DC
In the Washington, DC region, our focus remains on (1) expanding our development potential in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong, (2) divesting of certain assets in Washington, DC and select suburban markets and (3) matching development sites with tenants to begin development with significant pre-leasing commitments. During the third quarter of 2020, we commenced approximately 273,000 square feet of leases in the Washington, DC region. Of these leases, approximately 163,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 1% over the prior leases.
Our Washington, DC CBD in-service properties were approximately 85% leased, as of September 30, 2020, with modest near-term exposure, and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through dispositions of assets.
Our Washington, DC suburban properties, which includes our significant presence in Reston, Virginia, were approximately 84% leased as of September 30, 2020. During the third quarter of 2020, we signed a lease extension and an expansion with a tenant totaling approximately 186,000 square feet in Reston, Virginia. In October 2020, we signed an approximately 196,000 square foot, 20-year lease with a tenant at Reston Next, our approximately 1.1 million square foot development, the new phase of Reston Town Center in Reston, Virginia. With this new lease, the Reston Next development is 85% pre-leased.
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three and nine months ended September 30, 2020:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	Total Square Feet
Vacant space available at the beginning of the period	3,570,356	3,135,170
Property dispositions/properties taken out of service (1)	—	(150,193)
Properties placed (and partially placed) in-service (2)	12,825	377,647
Leases expiring or terminated during the period	1,597,697	4,433,742
Total space available for lease	5,180,878	7,796,366
1st generation leases	—	342,007
2nd generation leases with new tenants	613,534	1,670,329
2nd generation lease renewals	574,937	1,791,623
Total space leased (3)	1,188,471	3,803,959
Vacant space available for lease at the end of the period	3,992,407	3,992,407

Leases executed during the period, in square feet (4)	810,972	2,454,913

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,188,471	3,461,952
Weighted Average Lease Term	89 Months	107 Months
Weighted Average Free Rent Period	144 Days	149 Days
Total Transaction Costs Per Square Foot (6)	$66.57	$81.32
Increase in Gross Rents (7)	13.65%	17.48%
Increase in Net Rents (8)	20.14%	26.70%
 __________________
(1)Total square feet of property dispositions/properties taken out of service during the nine months ended September 30, 2020 consists of 24,508 square feet due to the sale of a portion of Capital Gallery and 125,685 square feet due to the sale of Annapolis Junction Building Eight.
(2)Total square feet of properties placed (and partially placed) in-service during the three months ended September 30, 2020 consists of 12,825 at The Skylyne. Total square feet of properties placed (and partially placed) in-service during the nine months ended September 30, 2020 consists of 12,825 at The Skylyne, 79,527 at 20 CityPoint, 4,330 at 685 Gateway, 5,156 at 145 Broadway and 275,809 at 17Fifty Presidents Street.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2020.
(4)Represents leases executed during the three and nine months ended September 30, 2020 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and nine months ended September 30, 2020 is 174,187 and 680,575, respectively. Amounts for the three and nine months ended September 30, 2020 exclude lease modifications related to COVID-19 covering an aggregate of 667,000 and 3,766,343 square feet that were executed in the three and nine months ended September 30, 2020, respectively, to provide cash rent deferrals and/or abatements. Of these lease modifications, the lease terms associated with 176,787 and 473,776 square feet were extended for a period of 12 or more months during the three and nine months ended September 30, 2020, respectively.
(5)Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,188,471 and 3,461,952 square feet of second generation leases that commenced during the three and nine months ended September 30, 2020, respectively, leases for 1,014,284 and 2,786,533 square feet, respectively, were signed in prior periods.

(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 894,966 and 2,800,738 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2020, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 894,966 and 2,800,738 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2020, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
Transactions during the three months ended September 30, 2020 included the following:
Developments
•On July 31, 2020, we acquired an undivided ownership interest in real property at 759 Harrison Street located in San Francisco, California, which is expected to be included in the Fourth + Harrison development project, for a purchase price totaling approximately $2.3 million. Fourth + Harrison is expected to support the development of approximately 804,000 square feet of primarily commercial office space.
•On August 15, 2020, we completed and fully placed in-service The Skylyne, an approximately 331,000 square foot project comprised of 402 residential units and retail space located in Oakland, California that was 9% leased, as of November 3, 2020.
Unconsolidated joint venture activities
•On July 23, 2020, we acquired a 50% interest in a joint venture entity that owns Beach Cities Media Center, a 6.4-acre parcel of land located in El Segundo, California, for a purchase price of approximately $21.2 million. Beach Cities Media Center is expected to support the development of approximately 275,000 square feet of Class A office space.
•On July 24, 2020, a joint venture in which we have a 50% interest completed and fully placed in-service Hub50House, an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts, that was 53% leased, as of November 3, 2020.
•On September 1, 2020, we entered into an agreement with our partner in the joint venture that owns 1265 Main Street located in Waltham, Massachusetts to (1) form additional joint ventures to own and develop a mixed-use property containing approximately 1,200,000 square feet to be developed in phases on an approximately 41-acre site adjacent to 1265 Main Street and (2) share the costs of certain offsite infrastructure improvements with our joint venture partner and other third party abutting land owners. We will serve as the development manager and expect to own a 50% interest in each of the joint ventures.
•On September 30, 2020, a joint venture in which we have a 50% interest extended the mortgage loan collateralized by its Market Square North property. At the time of the extension, the outstanding balance of the loan totaled approximately $114.2 million, bore interest at a fixed rate of 4.85% per annum and was scheduled to mature on October 1, 2020. The extended loan matures on November 1, 2020. Market Square North is a Class A office property with approximately 418,000 net rentable square feet located in Washington, DC.
Transactions completed subsequent to September 30, 2020 included the following:
•On October 1, 2020, a joint venture in which we have a 50% interest completed and fully placed in-service Dock 72, a Class A office project with approximately 670,000 net rentable square feet located in Brooklyn, New York.
•On October 30, 2020, a joint venture in which we have a 50% interest refinanced the mortgage loan collateralized by its Market Square North property located in Washington, DC. The outstanding balance of the loan totaled approximately $114.2 million, bore interest at a fixed rate of 4.85% per annum and was scheduled to mature on November 1, 2020. The new mortgage loan totals

$125.0 million, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.30% per annum, and matures on November 10, 2025, with one, one-year extension option, subject to certain conditions.
•On November 3, 2020, we signed an approximately 138,000 square-foot, 10-year lease with a new tenant at 200 West Street in Waltham, Massachusetts. We are currently redeveloping a portion of 200 West Street into lab space with expected completion in 2021. With this lease, the property is 100% leased.
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
Results of Operations for the Nine Months Ended September 30, 2020 and 2019
The impact that COVID-19 has had on our business, financial position and results of operations during the second and third quarters of 2020 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that COVID-19 will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners; any material adverse effect on these parties could also have a material adverse effect on us. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with tenants, government officials and joint venture partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Item 1A: “Risk Factors” for additional details.
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $484.3 million and $548.7 million for the nine months ended September 30, 2020 compared to 2019, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the nine months ended September 30, 2020 and 2019 (in thousands):

Boston Properties, Inc.

	Nine months ended September 30,
	2020	2019	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$854,541	$370,200	$484,341	130.83%
Preferred dividends	7,875	7,875	—	—%
Net Income Attributable to Boston Properties, Inc.	862,416	378,075	484,341	128.11%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	97,090	43,133	53,957	125.09%
Noncontrolling interests in property partnerships	34,280	54,782	(20,502)	(37.42)%
Net Income	993,786	475,990	517,796	108.78%
Other Expenses:
Add:
Interest expense	319,726	309,837	9,889	3.19%
Loss from early extinguishment of debt	—	28,010	(28,010)	(100.00)%
Impairment loss	—	24,038	(24,038)	(100.00)%
Other Income:
Less:
Gains from investments in securities	965	4,240	(3,275)	(77.24)%
Interest and other income (loss)	4,277	14,546	(10,269)	(70.60)%
Gains on sales of real estate	613,723	766	612,957	80,020.50%
Income (loss) from unconsolidated joint ventures	(5,410)	47,528	(52,938)	(111.38)%
Other Expenses:
Add:
Depreciation and amortization expense	515,738	507,867	7,871	1.55%
Transaction costs	1,254	1,415	(161)	(11.38)%
Payroll and related costs from management services contracts	8,617	8,227	390	4.74%
General and administrative expense	102,059	107,980	(5,921)	(5.48)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,617	8,227	390	4.74%
Development and management services revenue	23,285	29,566	(6,281)	(21.24)%
Net Operating Income	$1,295,723	$1,358,491	$(62,768)	(4.62)%

Boston Properties Limited Partnership

	Nine months ended September 30,
	2020	2019	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$969,932	$421,214	$548,718	130.27%
Preferred distributions	7,875	7,875	—	—%
Net Income Attributable to Boston Properties Limited Partnership	977,807	429,089	548,718	127.88%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	34,280	54,782	(20,502)	(37.42)%
Net Income	1,012,087	483,871	528,216	109.16%
Other Expenses:
Add:
Interest expense	319,726	309,837	9,889	3.19%
Loss from early extinguishment of debt	—	28,010	(28,010)	(100.00)%
Impairment loss	—	22,272	(22,272)	(100.00)%
Other Income:
Less:
Gains from investments in securities	965	4,240	(3,275)	(77.24)%
Interest and other income (loss)	4,277	14,546	(10,269)	(70.60)%
Gains on sales of real estate	626,686	915	625,771	68,390.27%
Income (loss) from unconsolidated joint ventures	(5,410)	47,528	(52,938)	(111.38)%
Other Expenses:
Add:
Depreciation and amortization expense	510,400	501,901	8,499	1.69%
Transaction costs	1,254	1,415	(161)	(11.38)%
Payroll and related costs from management services contracts	8,617	8,227	390	4.74%
General and administrative expense	102,059	107,980	(5,921)	(5.48)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,617	8,227	390	4.74%
Development and management services revenue	23,285	29,566	(6,281)	(21.24)%
Net Operating Income	$1,295,723	$1,358,491	$(62,768)	(4.62)%

At each of September 30, 2020 and 2019, we owned or had joint venture interests in a portfolio of 196 commercial real estate properties (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is meaningful. Therefore, the comparison of operating results for the three and nine months ended September 30, 2020 and 2019 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from investments in securities, interest and other income (loss), gains (losses) on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 139 properties totaling approximately 38.6 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2019 and owned and in service through September 30, 2020. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2019 or disposed of on or prior to September 30, 2020. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2020 and 2019 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2020	2019	Increase/ (Decrease)	% Change	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,886,518	$1,934,860	$(48,342)	(2.50)%	$10,518	$1,298	$46,161	$1,576	$2,614	$7,935	$24,067	$65,898	$1,969,878	$2,011,567	$(41,689)	(2.07)%
Termination Income	8,363	13,226	(4,863)	(36.77)%	—	—	—	—	—	—	59	580	8,422	13,806	(5,384)	(39.00)%
Lease Revenue	1,894,881	1,948,086	(53,205)	(2.73)%	10,518	1,298	46,161	1,576	2,614	7,935	24,126	66,478	1,978,300	2,025,373	(47,073)	(2.32)%
Parking and Other	51,556	73,858	(22,302)	(30.20)%	4	—	1,579	—	16	119	1,150	2,412	54,305	76,389	(22,084)	(28.91)%
Total Rental Revenue (1)	1,946,437	2,021,944	(75,507)	(3.73)%	10,522	1,298	47,740	1,576	2,630	8,054	25,276	68,890	2,032,605	2,101,762	(69,157)	(3.29)%
Real Estate Operating Expenses	721,455	736,203	(14,748)	(2.00)%	4,558	649	8,733	477	3,995	6,454	9,289	25,401	748,030	769,184	(21,154)	(2.75)%
Net Operating Income (Loss), Excluding Residential and Hotel	1,224,982	1,285,741	(60,759)	(4.73)%	5,964	649	39,007	1,099	(1,365)	1,600	15,987	43,489	1,284,575	1,332,578	(48,003)	(3.60)%
Residential Net Operating Income (Loss) (2)	16,809	14,803	2,006	13.55%	—	—	(717)	—	—	—	—	—	16,092	14,803	1,289	8.71%
Hotel Net Operating Income (Loss) (2)	(4,944)	11,110	(16,054)	(144.50)%	—	—	—	—	—	—	—	—	(4,944)	11,110	(16,054)	(144.50)%
Net Operating Income (Loss)	$1,236,847	$1,311,654	$(74,807)	(5.70)%	$5,964	$649	$38,290	$1,099	$(1,365)	$1,600	$15,987	$43,489	$1,295,723	$1,358,491	$(62,768)	(4.62)%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 58. Residential Net Operating Income for the nine months ended September 30, 2020 and 2019 is comprised of Residential Revenue of $29,076 and $26,710 less Residential Expenses of $12,984 and $11,907, respectively. Hotel Net Operating Income for the nine months ended September 30, 2020 and 2019 is comprised of Hotel Revenue of $7,014 and $36,796 less Hotel Expenses of $11,958 and $25,686, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio decreased by approximately $48.3 million for the nine months ended September 30, 2020 compared to 2019. Approximately $60.8 million of the decrease was related to write-offs, which are discussed below. Excluding the impact of the write-offs, the average revenue per square foot increased by approximately $0.49, contributing approximately $17.9 million, offset by an approximately $5.4 million decrease due to our average occupancy decreasing from 93.8% to 93.5%.
Under Accounting Standards Codification (“ASC”) 842 - “Leases” (“ASC 842”), any write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the nine months ended September 30, 2020, for our Same Property Portfolio, we wrote off approximately $39.2 million and $21.6 million of accrued rent and accounts receivable balances, respectively. These write-offs related to tenants, primarily in the retail sector, that either terminated their leases or for which we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for the Same Property Portfolio, during the second and third quarters of 2020, we executed lease modification agreements for approximately 2.9 million square feet and granted approximately $46.9 million of cash rent abatements and deferrals, of which approximately $31.2 million related to rental charges for the second and third quarters of 2020. Although some of the lease modifications were deferrals under which we expect the tenant will pay us in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for a year or more). As a result of the lease modification agreements that extended the lease term, we expect to see an increase in cash rent received in the future.
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (“Lease Modification Q & A”) related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, our accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during the second and third quarters of 2020.
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
Termination Income
Termination income decreased by approximately $4.9 million for the nine months ended September 30, 2020 compared to 2019.
Termination income for the nine months ended September 30, 2020 related to 34 tenants across the Same Property Portfolio and totaled approximately $8.4 million, which was primarily related to tenants that terminated leases early in the New York region.
Termination income for the nine months ended September 30, 2019 related to 29 tenants across the Same Property Portfolio and totaled approximately $13.2 million, of which approximately $7.8 million is from two tenants that terminated leases early at 399 Park Avenue in New York City.
Parking and Other Revenue
Parking and other revenue decreased by approximately $22.3 million for the nine months ended September 30, 2020 compared to 2019. Parking revenue decreased by approximately $24.4 million while other revenue increased by approximately $2.1 million. The decrease in parking revenue was primarily due to a decrease in transient and monthly parking.

During the second and third quarters of 2020, with stay-at-home orders in effect business closures and people working remotely in a majority of regions in which our properties are located, we generated minimal hourly/daily parking revenue and this trend may continue for as long as these conditions exist. However, as these conditions shifted, and stay-at-home orders were partially or fully lifted, businesses began to open and people began to return to working in an office setting, we expected, and have begun to see, an increase in parking revenue. As a result, for the nine months ended September 30, 2020, transient and monthly parking decreased by approximately $15.2 million and $5.1 million, respectively. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio decreased by approximately $14.7 million, or 2.0%, for the nine months ended September 30, 2020 compared to 2019, due primarily to decreases in utility and cleaning expense of approximately $15.6 million, or 18.7%, and $7.5 million, or 11.7%, respectively, partially offset by an increase in other real estate operating expenses of $8.4 million, or 1.4%. The decreases in utility and cleaning expense were experienced across the portfolio and were primarily driven by a decrease in physical tenant occupancy, which led to lower demand for electricity, HVAC, and cleaning.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2019 and September 30, 2020. Rental revenue and real estate operating expenses increased by approximately $9.2 million and $3.9 million, respectively, for the nine months ended September 30, 2020 compared to 2019, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2020	2019	Change	2020	2019	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	392,576	$10,222	$1,298	$8,924	$4,122	$649	$3,473
Fourth + Harrison (1)	June 26, 2020	N/A	300	—	300	436	—	436
		392,576	$10,522	$1,298	$9,224	$4,558	$649	$3,909
_______________
(1)Located at 777 Harrison Street in San Francisco, California (known as Fourth + Harrison and formerly known as 425 Fourth Street).

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2019 and September 30, 2020. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $46.2 million and $9.0 million, respectively, for the nine months ended September 30, 2020 compared to 2019, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
Office
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$5,485	$1,576	$3,909	$2,053	$477	$1,576
145 Broadway	Fourth Quarter, 2019	Fourth Quarter, 2019	490,086	33,377	—	33,377	4,104	—	4,104
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	8,878	—	8,878	2,576	—	2,576
Total Office			977,371	47,740	1,576	46,164	8,733	477	8,256

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	23	—	23	740	—	740
Total Residential			330,996	23	—	23	740	—	740
			1,308,367	$47,763	$1,576	$46,187	$9,473	$477	$8,996

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2019 and September 30, 2020. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $5.4 million and $2.5 million, respectively, for the nine months ended September 30, 2020 compared to 2019.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2020	2019	Change	2020	2019	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$(1,232)	$2,781	$(4,013)	$1,149	$1,430	$(281)
325 Main Street (2)	May 9, 2019	115,000	36	(704)	740	281	1,338	(1,057)
200 West Street (3)	September 30, 2019	261,000	3,826	5,977	(2,151)	2,565	3,686	(1,121)
		596,000	$2,630	$8,054	$(5,424)	$3,995	$6,454	$(2,459)
_______________
(1)Rental revenue for the nine months ended September 30, 2020 includes an approximately $2.9 million write-off of accrued rent and accounts receivable balances for a terminated tenant.
(2)Rental revenue for the nine months ended September 30, 2019 includes the acceleration and write-off of accrued rent associated with the early termination of a lease at the property. Real estate operating expenses for the nine months ended September 30, 2020 and 2019 includes approximately $0.3 million and $0.7 million of demolition costs, respectively.
(3)Rental revenue and real estate operating expenses for the nine months ended September 30, 2019 are related to the entire building. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2019 and September 30, 2020. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $43.6 million and $16.1 million, respectively, for the nine months ended September 30, 2020 compared to 2019, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$—	$159	$(159)	$—	$189	$(189)
One Tower Center	June 3, 2019	Office	410,000	—	2,100	(2,100)	—	2,080	(2,080)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	—	82	(82)
Washingtonian North	December 20, 2019	Land	N/A	—	—	—	—	117	(117)
601, 611 and 651 Gateway (1)	January 28, 2020	Office	768,000	1,946	21,495	(19,549)	881	7,682	(6,801)
New Dominion Technology Park	February 20, 2020	Office	493,000	2,551	14,593	(12,042)	772	4,328	(3,556)
Capital Gallery (2)	June 25, 2020	Office	631,000	20,779	30,543	(9,764)	7,636	10,923	(3,287)
			2,545,000	$25,276	$68,890	$(43,614)	$9,289	$25,401	$(16,112)
_______________
(1)Rental revenue for the nine months ended September 30, 2019 includes approximately $0.8 million of termination income (See Notes 3 and 5 to the Consolidated Financial Statements).
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
For additional information on the sales of the above properties and land parcel refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $2.0 million for the nine months ended September 30, 2020 compared to 2019. Net operating income for the nine months ended September 30, 2020 includes approximately $0.7 million of termination income from a retail tenant.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the nine months ended September 30, 2020 and 2019.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)
Average Monthly Rental Rate (1)	$4,424	$4,471	(1.1)%	$2,381	$2,401	(0.8)%	$2,327	$2,339	(0.5)%	$2,865	$2,847	0.6%
Average Rental Rate Per Occupied Square Foot	$4.89	$4.92	(0.6)%	$2.61	$2.62	(0.4)%	$2.46	$2.53	(2.8)%	$5.26	$5.31	(0.9)%
Average Physical Occupancy (2)	89.0%	95.0%	(6.3)%	90.2%	92.5%	(2.5)%	82.0%	64.0%	28.1%	91.2%	79.4%	14.9%
Average Economic Occupancy (3)	88.9%	95.2%	(6.6)%	89.2%	92.0%	(3.0)%	77.3%	58.0%	33.3%	90.0%	76.8%	17.2%
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
Hotel Net Operating Income (Loss)
Net operating income (loss) for the Boston Marriott Cambridge hotel property decreased by approximately $16.1 million for the nine months ended September 30, 2020 compared to 2019.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19 and did not re-open until October 2, 2020. The hotel is operating at a monthly deficit. The closing of the hotel for more than two fiscal quarters, weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. See Item 1A: “Risk Factors” for additional details.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2020 and 2019.

	2020	2019	Change (%)
Occupancy	19.8%	86.7%	(77.2)%
Average daily rate	$211.36	$280.18	(24.6)%
REVPAR	$41.85	$242.98	(82.8)%

Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $6.3 million for the nine months ended September 30, 2020 compared to 2019. Development services revenue decreased by approximately $6.5 million, while management services revenue increased by approximately $0.2 million. The decrease in development services revenue was primarily related to a decrease of approximately $7.3 million in development fees and fees associated with tenant improvement projects earned from our unconsolidated joint ventures in the Boston and New York regions partially offset by an increase of approximately $0.8 million in development fees earned in the San Francisco region. The increase in management services revenue was primarily related to property management fees earned from third-party owned buildings in the Washington, DC region and our Gateway Commons unconsolidated joint venture, which was deconsolidated on January 28, 2020, partially offset by a decrease in leasing commissions earned from our unconsolidated joint ventures in the Boston region.
General and Administrative Expense
General and administrative expense decreased by approximately $5.9 million for the nine months ended September 30, 2020 compared to 2019 primarily due to a decrease in compensation expense of approximately $6.1 million, partially offset by an approximately $0.2 million increase in other general and administrative expenses. The decrease in compensation expense was related to (1) an approximately $3.2 million decrease in the value of our deferred compensation plan, (2) an approximately $1.3 million decrease in health care costs and (3) an approximately $1.6 million decrease in other compensation-related expenses. The increase in other general and administrative expenses was primarily related to the write-off of the remaining fees associated with BXP’s prior “at the market” stock offering program that was scheduled to expire on June 2, 2020 and an increase in other professional fees.

Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the nine months ended September 30, 2020 and 2019 were approximately $9.6 million and $8.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.2 million for the nine months ended September 30, 2020 compared to 2019 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $7.9 million for the nine months ended September 30, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$491,747	$482,196	$9,551
Properties Acquired Portfolio	7,108	873	6,235
Properties Placed In-Service Portfolio	11,897	632	11,265
Properties in Development or Redevelopment Portfolio (1)	1,374	12,070	(10,696)
Properties Sold Portfolio	3,612	12,096	(8,484)
	$515,738	$507,867	$7,871
_______________
(1)On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts. As a result, during the nine months ended September 30, 2019, we recorded approximately $9.9 million of accelerated depreciation expense for the demolition of the building, of which approximately $0.4 million related to the step-up of real estate assets.
Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $8.5 million for the nine months ended September 30, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$486,409	$476,609	$9,800
Properties Acquired Portfolio	7,108	873	6,235
Properties Placed In-Service Portfolio	11,897	632	11,265
Properties in Development or Redevelopment Portfolio (1)	1,374	11,691	(10,317)
Properties Sold Portfolio	3,612	12,096	(8,484)
	$510,400	$501,901	$8,499

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
Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
For the nine months ended September 30, 2020 compared to 2019, income (loss) from unconsolidated joint ventures decreased by approximately $52.9 million primarily due to an approximately $47.5 million gain on sale of real estate from the sale of 540 Madison Avenue during the nine months ended September 30, 2019 and the resulting loss of income thereafter, along with the addition of our Gateway Commons joint venture and the placing in-service of the Hub50House joint venture in South San Francisco, California and Boston, Massachusetts, respectively. These joint ventures reduced our net income by approximately $5.9 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, Hub50House was fully placed in-service and we do not expect it to be stabilized until the first quarter of 2022. The decrease in net income from the Gateway Commons joint venture was primarily related to depreciation and amortization. The decrease in our net income was also driven by a $2.1 million reduction at our Colorado Center joint venture, primarily due to a write-off of lease revenue during the nine months ended September 30, 2020. These decreases were partially offset by an approximately $5.8 million gain on sale of real estate from the sale of Annapolis Junction Building Eight and two undeveloped land parcels during the nine months ended September 30, 2020.
Under ASC 842, any write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the nine months ended September 30, 2020, for our unconsolidated joint ventures, we wrote off our share of the accrued rent and accounts receivable balances of approximately $2.6 million and $1.5 million, respectively. These write-offs related to tenants that either terminated their leases or for which we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for properties owned by our unconsolidated joint ventures, during the second and third quarters of 2020, the joint ventures executed lease modification agreements for approximately 855,000 square feet. As a result of these lease modification agreements, our share of the total cash rent abatements and deferrals granted was approximately $5.8 million, of which approximately $4.4 million was related to rental charges for the second and third quarters of 2020. Although some of the lease modifications were deferrals where we expect the tenant will pay the joint venture in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for longer than a year). As a result of the lease modification agreements that extended the lease term, we expect to see an increase in cash rent received in the future.
In April 2020, the FASB staff issued the Lease Modification Q & A related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, the accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during the second and third quarters of 2020.
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
Boston Properties, Inc.
Gains on sales of real estate increased by approximately $613.0 million for the nine months ended September 30, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$217.7	(1)
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	192.3
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.6	203.6	(2)
				$859.7	$500.6	$613.6	(3)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.5
				$64.7	$61.8	$1.1	(4)
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
(3)Excludes approximately $0.1 million of gains on sales of real estate recognized during the nine months ended September 30, 2020 related to gain amounts from sales of real estate occurring in the prior year.
(4)Excludes approximately $0.3 million of losses on sales of real estate recognized during the nine months ended September 30, 2019 related to loss amounts from sales of real estate occurring in prior years.

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $625.8 million for the nine months ended September 30, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$222.4	(1)
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	197.1
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.6	207.0	(2)
				$859.7	$500.6	$626.5	(3)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.6
				$64.7	$61.8	$1.2	(4)
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
(3)Excludes approximately $0.1 million of gains on sales of real estate recognized during the nine months ended September 30, 2020 related to gain amounts from sales of real estate occurring in the prior year.
(4)Excludes approximately $0.3 million of losses on sales of real estate recognized during the nine months ended September 30, 2019 related to loss amounts from sales of real estate occurring in prior years.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $10.3 million for the nine months ended September 30, 2020 compared to 2019.
Interest and other income decreased by approximately $8.3 million due primarily to a decrease in interest rates.
On January 1, 2020, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) and, as a result, we were required to record an allowance for current expected credit losses related to our outstanding (1) related party note receivable, (2) notes receivable and (3) off-balance sheet credit exposures (See Note 2 to the Consolidated Financial Statements). For the nine months ended September 30, 2020 the allowance for current expected credit losses was $2.0 million.
Gains from Investments in Securities
Gains from investments in securities for the nine months ended September 30, 2020 and 2019 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2020 and 2019, we recognized gains of approximately $1.0 million and $4.2 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.0 million and $4.2 million during the nine months ended September 30, 2020 and 2019, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
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
At March 31, 2019, we evaluated the expected hold period of our One Tower Center property located in East Brunswick, New Jersey and, based on a shorter-than-expected hold period, we reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million. On June 3, 2019, we completed the sale of the property. One Tower Center is an approximately 410,000 net rentable square foot Class A office property. We did not have any impairments during the nine months ended September 30, 2020.
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

Interest Expense
Interest expense increased by approximately $9.9 million for the nine months ended September 30, 2020 compared to 2019, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2020 compared to September 30, 2019
(in thousands)
Increases to interest expense due to:
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	$16,425
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	13,714
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	13,666
Decrease in capitalized interest related to development projects	2,834
Increase in interest due to finance leases	2,758
Other interest expense (excluding senior notes)	527
Total increases to interest expense	49,924
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(28,172)
Decrease in interest rates for the 2017 Credit Facility	(7,361)
Increase in capitalized interest related to development projects that had finance leases	(2,834)
Repayment of a bond financing collateralized by New Dominion Technology Building One	(1,668)
Total decreases to interest expense	(40,035)
Total change in interest expense	$9,889
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for each of the nine months ended September 30, 2020 and 2019 was approximately $41.3 million. These costs are not included in the interest expense referenced above.
At September 30, 2020, our outstanding variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit facility (the “2017 Credit Facility”), which includes the $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) and the $1.5 billion revolving line of credit (the “Revolving Facility”). The Delayed Draw Facility had $500.0 million outstanding as of September 30, 2020. The Revolving Facility did not have an outstanding balance as of September 30, 2020. For a summary of our consolidated debt as of September 30, 2020 and September 30, 2019 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031 (See Note 6 to the Consolidated Financial Statements). We used a portion of the net proceeds from this offering for the repayment of borrowings outstanding under the Revolving Facility.

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $20.5 million for the nine months ended September 30, 2020 compared to 2019, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2020	2019	Change
	(in thousands)
Salesforce Tower (1)	$—	$116	$(116)
767 Fifth Avenue (the General Motors Building) (2)	4,205	2,811	1,394
Times Square Tower (3)	198	20,680	(20,482)
601 Lexington Avenue (4)	12,317	14,909	(2,592)
100 Federal Street (5)	10,874	9,187	1,687
Atlantic Wharf Office Building (6)	6,686	7,079	(393)
	$34,280	$54,782	$(20,502)
_______________
(1)On April 1, 2019, we acquired our partner’s 5% interest and subsequently own 100%.
(2)The increase during the nine months ended September 30, 2020 was related to above-/below-market lease assets that were fully amortized in 2020.
(3)During the nine months ended September 30, 2020, we wrote off approximately $26.8 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $14.7 million represents our share of the write-offs. As a result of these terminations, lease revenue decreased for the nine months ended September 30, 2020.
(4)During the nine months ended September 30, 2019, we wrote off approximately $2.9 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $1.6 million represents our share of the write-offs. As a result of these terminations, lease revenue decreased for the nine months ended September 30, 2020.
(5)The increase was primarily due to an increase in lease revenue from our tenants.
(6)During the nine months ended September 30, 2020, we wrote off approximately $0.5 million of accrued rent and accounts receivable balances for tenants whose balances we determined were no longer probable of collection. Approximately $0.3 million represents our share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $54.0 million for the nine months ended September 30, 2020 compared to 2019 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020 partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2020 and 2019
The impact that COVID-19 has had on our business, financial position and results of operations during the third quarter of 2020 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that COVID-19 will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners; any material adverse effect on these parties could also have a material adverse effect on us. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with tenants, government officials and joint venture partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Item 1A: “Risk Factors” for additional details.
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $17.9 million and $20.5 million for the three months ended September 30, 2020 compared to 2019, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended September 30, 2020 and 2019. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 58.
Boston Properties, Inc.

	Three months ended September 30,
	2020	2019	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$89,854	$107,771	$(17,917)	(16.63)%
Preferred dividends	2,625	2,625	—	—%
Net Income Attributable to Boston Properties, Inc.	92,479	110,396	(17,917)	(16.23)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	10,020	12,504	(2,484)	(19.87)%
Noncontrolling interests in property partnerships	15,561	18,470	(2,909)	(15.75)%
Net Income	118,060	141,370	(23,310)	(16.49)%
Other Expenses:
Add:
Interest expense	110,993	106,471	4,522	4.25%
Loss from early extinguishment of debt	—	28,010	(28,010)	(100.00)%
Losses on sales of real estate	209	15	194	1,293.33%
Loss from unconsolidated joint ventures	6,873	649	6,224	959.01%
Other Income:
Less:
Gains from investments in securities	1,858	106	1,752	1,652.83%
Interest and other income (loss)	(45)	7,178	(7,223)	(100.63)%
Other Expenses:
Add:
Depreciation and amortization expense	166,456	165,862	594	0.36%
Transaction costs	307	538	(231)	(42.94)%
Payroll and related costs from management services contracts	2,896	2,429	467	19.23%
General and administrative expense	27,862	31,147	(3,285)	(10.55)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,896	2,429	467	19.23%
Development and management services revenue	7,281	10,303	(3,022)	(29.33)%
Net Operating Income	$421,666	$456,475	$(34,809)	(7.63)%

Boston Properties Limited Partnership

	Three months ended September 30,
	2020	2019	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$101,624	$122,117	$(20,493)	(16.78)%
Preferred distributions	2,625	2,625	—	—%
Net Income Attributable to Boston Properties Limited Partnership	104,249	124,742	(20,493)	(16.43)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	15,561	18,470	(2,909)	(15.75)%
Net Income	119,810	143,212	(23,402)	(16.34)%
Other Expenses:
Add:
Interest expense	110,993	106,471	4,522	4.25%
Loss from early extinguishment of debt	—	28,010	(28,010)	(100.00)%
Losses on sales of real estate	209	15	194	1,293.33%
Loss from unconsolidated joint ventures	6,873	649	6,224	959.01%
Other Income:
Less:
Gains from investments in securities	1,858	106	1,752	1,652.83%
Interest and other income (loss)	(45)	7,178	(7,223)	(100.63)%
Other Expenses:
Add:
Depreciation and amortization expense	164,706	164,020	686	0.42%
Transaction costs	307	538	(231)	(42.94)%
Payroll and related costs from management services contracts	2,896	2,429	467	19.23%
General and administrative expense	27,862	31,147	(3,285)	(10.55)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,896	2,429	467	19.23%
Development and management services revenue	7,281	10,303	(3,022)	(29.33)%
Net Operating Income	$421,666	$456,475	$(34,809)	(7.63)%

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 139 properties totaling approximately 38.6 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2019 and owned and in-service through September 30, 2020. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after July 1, 2019 or disposed of on or prior to September 30, 2020. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2020 and 2019 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2020	2019	Increase/ (Decrease)	% Change	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$629,175	$654,129	$(24,954)	(3.81)%	$3,625	$1,298	$17,835	$1,576	$1,390	$2,577	$2,369	$20,837	$654,394	$680,417	$(26,023)	(3.82)%
Termination Income	2,715	1,698	1,017	59.89%	—	—	—	—	—	—	—	262	2,715	1,960	755	38.52%
Lease Revenue	631,890	655,827	(23,937)	(3.65)%	3,625	1,298	17,835	1,576	1,390	2,577	2,369	21,099	657,109	682,377	(25,268)	(3.70)%
Parking and Other	15,428	24,529	(9,101)	(37.10)%	3	—	521	—	4	7	218	898	16,174	25,434	(9,260)	(36.41)%
Total Rental Revenue (1)	647,318	680,356	(33,038)	(4.86)%	3,628	1,298	18,356	1,576	1,394	2,584	2,587	21,997	673,283	707,811	(34,528)	(4.88)%
Real Estate Operating Expenses	245,346	250,554	(5,208)	(2.08)%	1,706	649	3,802	477	1,298	1,926	1,154	7,986	253,306	261,592	(8,286)	(3.17)%
Net Operating Income, Excluding Residential and Hotel	401,972	429,802	(27,830)	(6.48)%	1,922	649	14,554	1,099	96	658	1,433	14,011	419,977	446,219	(26,242)	(5.88)%
Residential Net Operating Income (Loss) (2)	5,480	5,985	(505)	(8.44)%	—	—	(717)	—	—	—	—	—	4,763	5,985	(1,222)	(20.42)%
Hotel Net Operating Income (Loss) (2)	(3,074)	4,271	(7,345)	(171.97)%	—	—	—	—	—	—	—	—	(3,074)	4,271	(7,345)	(171.97)%
Net Operating Income	$404,378	$440,058	$(35,680)	(8.11)%	$1,922	$649	$13,837	$1,099	$96	$658	$1,433	$14,011	$421,666	$456,475	$(34,809)	(7.63)%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 58. Residential Net Operating Income for the three months ended September 30, 2020 and 2019 is comprised of Residential Revenue of $9,718 and $9,996 less Residential Expenses of $4,955 and $4,011, respectively. Hotel Net Operating Income for the three months ended September 30, 2020 and 2019 is comprised of Hotel Revenue of $90 and $13,014 less Hotel Expenses of $3,164 and $8,743, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio decreased by approximately $25.0 million for the three months ended September 30, 2020 compared to 2019. Approximately $7.5 million of the decrease was related to write-offs, which are discussed below. Excluding the write-offs, the remaining decrease was a result of an approximately $9.8 million decrease due to our average occupancy decreasing from 94.0% to 92.6%, and our average revenue per square foot decreasing by approximately $1.11, contributing approximately $7.7 million.
Under ASC 842, any write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the three months ended September 30, 2020, for our Same Property Portfolio, we wrote off approximately $4.1 million and $3.4 million of accrued rent and accounts receivable balances, respectively. These write-offs related to tenants, primarily in the retail sector, that either terminated their leases or for which we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for the Same Property Portfolio, during the third quarter of 2020, we executed lease modification agreements for approximately 479,000 square feet and granted approximately $21.9 million of cash rent abatements and deferrals, of which approximately $11.7 million was related to rental charges for the third quarter of 2020. Although some of the lease modifications were deferrals under which we expect the tenant will pay us in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for a year or more). As a result of the lease modification agreements that extended the lease term, we expect to see an increase in cash rent received in the future.
In April 2020, the FASB staff issued the Lease Modification Q & A related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, our accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during the third quarter of 2020.
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
Termination Income
Termination income increased by approximately $1.0 million for the three months ended September 30, 2020 compared to 2019.
Termination income for the three months ended September 30, 2020 related to 10 tenants across the Same Property Portfolio and totaled approximately $2.7 million, which was primarily related to tenants that terminated leases early in the New York and Washington DC regions.
Termination income for the three months ended September 30, 2019 related to 17 tenants across the Same Property Portfolio and totaled approximately $1.7 million, of which approximately $1.0 million is from a tenant that terminated a lease early at 399 Park Avenue in New York City.
Parking and Other Revenue
Parking and other revenue decreased by approximately $9.1 million for the three months ended September 30, 2020 compared to 2019. Parking revenue decreased by approximately $10.4 million while other revenue increased by approximately $1.3 million. The decrease in parking revenue was primarily due to a decrease in transient and monthly parking.

During the third quarter of 2020, with stay-at-home orders in effect in certain regions, business closures and people working remotely in a majority of regions in which our properties are located, we generated minimal hourly/daily parking revenue and this trend may continue for as long as these conditions exist. However, as these conditions shifted, and stay-at-home orders were partially or fully lifted, businesses began to open and people began to return to working in an office setting, we expected, and have begun to see, an increase in parking revenue. As a result, for the three months ended September 30, 2020, transient and monthly parking decreased by approximately $5.4 million and $2.9 million, respectively. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio decreased by approximately $5.2 million, or 2.1%, for the three months ended September 30, 2020 compared to 2019, due primarily to decreases in utility and cleaning expense of approximately $5.6 million, or 18.7%, and $4.5 million, or 20.7%, respectively, partially offset by an increase in other real estate operating expenses of approximately $4.9 million, or 2.5%. The decreases in utility and cleaning expense were experienced across the portfolio and were primarily driven by a decrease in physical tenant occupancy, which led to lower demand for electricity, HVAC, and cleaning.
Properties Acquired Portfolio
The table below lists the properties acquired between July 1, 2019 and September 30, 2020. Rental revenue and real estate operating expenses increased by approximately $2.3 million and $1.1 million, respectively, for the three months ended September 30, 2020 compared to 2019, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2020	2019	Change	2020	2019	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	392,576	$3,344	$1,298	$2,046	$1,271	$649	$622
Fourth + Harrison (1)	June 26, 2020	N/A	284	—	284	435	—	435
		392,576	$3,628	$1,298	$2,330	$1,706	$649	$1,057
_______________
(1)Located at 777 Harrison Street in San Francisco, California (known as Fourth + Harrison and formerly known as 425 Fourth Street).

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between July 1, 2019 and September 30, 2020. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $16.8 million and $4.1 million, respectively, for the three months ended September 30, 2020 compared to 2019, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
Office
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$1,861	$1,576	$285	$731	$477	$254
145 Broadway	Fourth Quarter, 2019	Fourth Quarter, 2019	490,086	11,560	—	11,560	1,771	—	1,771
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	4,935	—	4,935	1,300	—	1,300
Total Office			977,371	18,356	1,576	16,780	3,802	477	3,325

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	23	—	23	740	—	740
Total Residential			330,996	23	—	23	740	—	740
			1,308,367	$18,379	$1,576	$16,803	$4,542	$477	$4,065
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between July 1, 2019 and September 30, 2020. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $1.2 million and $0.6 million, respectively, for the three months ended September 30, 2020 compared to 2019.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2020	2019	Change	2020	2019	Change
			(dollars in thousands)
One Five Nine East 53rd Street	August 19, 2016	220,000	$161	$919	$(758)	$307	$476	$(169)
325 Main Street (1)	May 9, 2019	115,000	—	49	(49)	207	298	(91)
200 West Street (2)	September 30, 2019	261,000	1,233	1,616	(383)	784	1,152	(368)
		596,000	$1,394	$2,584	$(1,190)	$1,298	$1,926	$(628)
_______________
(1)Real estate operating expenses for the three months ended September 30, 2020 and September 30, 2019 includes approximately $0.2 million and $0.3 million of demolition costs, respectively.
(2)Rental revenue and real estate operating expenses for the three months ended September 30, 2019 are related to the entire building. The redevelopment is a conversion of a 126,000 square foot portion of the property to laboratory space.

Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2019 and September 30, 2020. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $19.4 million and $6.8 million, respectively, for the three months ended September 30, 2020 compared to 2019, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
Washingtonian North	December 20, 2019	Land	N/A	$—	$—	$—	$—	$41	$(41)
601, 611 and 651 Gateway (1)	January 28, 2020	Office	768,000	—	6,949	(6,949)	—	2,711	(2,711)
New Dominion Technology Park	February 20, 2020	Office	493,000	—	4,813	(4,813)	—	1,418	(1,418)
Capital Gallery (2)	June 25, 2020	Office	631,000	2,587	10,235	(7,648)	1,154	3,816	(2,662)
			1,892,000	$2,587	$21,997	$(19,410)	$1,154	$7,986	$(6,832)
_______________
(1)Rental revenue for the three months ended September 30, 2019 includes approximately $0.3 million of termination income (See Notes 3 and 5 to the Consolidated Financial Statements).
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
For additional information on the sales of the above properties and land parcel refer to “Results of Operations—Other Income and Expense Items - Losses on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.5 million for the three months ended September 30, 2020 compared to 2019. Net operating income for the three months ended September 30, 2020 includes approximately $0.7 million of termination income from a retail tenant.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the three months ended September 30, 2020 and 2019.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)
Average Monthly Rental Rate (1)	$4,231	$4,498	(5.9)%	$2,352	$2,447	(3.9)%	$2,319	$2,379	(2.5)%	$2,676	$2,972	(10.0)%
Average Rental Rate Per Occupied Square Foot	$4.62	$4.99	(7.4)%	$2.57	$2.66	(3.4)%	$2.42	$2.56	(5.5)%	$4.91	$5.49	(10.6)%
Average Physical Occupancy (2)	80.2%	95.4%	(15.9)%	89.7%	92.9%	(3.4)%	82.2%	74.5%	10.3%	85.7%	96.0%	(10.7)%
Average Economic Occupancy (3)	80.7%	95.2%	(15.2)%	88.9%	93.0%	(4.4)%	78.2%	68.9%	13.5%	83.1%	96.1%	(13.5)%
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
Hotel Net Operating Income (Loss)
Net operating income (loss) for the Boston Marriott Cambridge hotel property decreased by approximately $7.3 million for the three months ended September 30, 2020 compared to 2019.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19 and did not re-open until October 2, 2020. The hotel is operating at a monthly deficit. The closing of the hotel for more than two fiscal quarters, weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. See Item 1A: “Risk Factors” for additional details.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2020 and 2019.

	2020	2019	Change (%)
Occupancy	—%	90.7%	(100.0)%
Average daily rate	$—	$293.45	(100.0)%
REVPAR	$—	$266.31	(100.0)%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $3.0 million for the three months ended September 30, 2020 compared to 2019. Development services revenue and management services revenue decreased by approximately $2.6 million and $0.4 million, respectively. The decrease in development services revenue was primarily related to a decrease of approximately $2.3 million in development fees earned in the Washington, DC and Boston regions and a decrease of approximately $0.3 million in fees associated with tenant improvement projects earned in the San Francisco region. The decrease in management services revenue was primarily related to a decrease in leasing commissions earned from our unconsolidated joint ventures in the Boston region, partially offset by property management fees earned from third-party owned buildings in the Washington, DC region.
General and Administrative Expense
General and administrative expense decreased by approximately $3.3 million for the three months ended September 30, 2020 compared to 2019 primarily due to decreases in compensation expense and other general and administrative expenses of approximately $2.9 million and $0.4 million, respectively. The decrease in other general and administrative expenses was primarily related to a decrease in meals and travel expense.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2020 and 2019 were approximately $3.4 million and $2.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.2 million for the three months ended September 30, 2020 compared to 2019 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.

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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $0.6 million for the three months ended September 30, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$158,609	$160,245	$(1,636)
Properties Acquired Portfolio	2,215	873	1,342
Properties Placed In-Service Portfolio	4,854	513	4,341
Properties in Development or Redevelopment Portfolio	451	589	(138)
Properties Sold Portfolio	327	3,642	(3,315)
	$166,456	$165,862	$594
Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $0.7 million for the three months ended September 30, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$156,859	$158,403	$(1,544)
Properties Acquired Portfolio	2,215	873	1,342
Properties Placed In-Service Portfolio	4,854	513	4,341
Properties in Development or Redevelopment Portfolio	451	589	(138)
Properties Sold Portfolio	327	3,642	(3,315)
	$164,706	$164,020	$686

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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended September 30, 2020 compared to 2019, loss from unconsolidated joint ventures increased by approximately $6.2 million due to a $2.9 million reduction of our net income at our Colorado Center joint venture, primarily due to a write-off of lease revenue during the three months ended September 30, 2020, along with the addition of our Gateway Commons joint venture and the placing in-service of the Hub50House joint venture in South San Francisco, California and Boston, Massachusetts, respectively. These joint ventures reduced our net income by approximately $1.9 million for the three months ended September 30, 2020. During the three months ended September 30, 2020, Hub50House was fully placed in-service and we do not expect it to be stabilized until the first quarter of 2022. The decrease in net income from the Gateway Commons joint venture was primarily related to depreciation and amortization. The decrease in our net income was also due to a $0.8 million decrease at our Metropolitan Square joint venture in Washington, DC mainly attributable to increased interest expense related to the mortgage refinancing.
Under ASC 842, any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. As a result, during the three months ended September 30, 2020, for our unconsolidated joint ventures, we wrote off our share of the accrued rent and accounts receivable balances of approximately $1.9 million and $0.5 million, respectively. These write-offs related to tenants that either terminated their leases or for which we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for properties owned by our unconsolidated joint ventures, during the third quarter of 2020, the joint ventures executed lease modification agreements for approximately 181,000 square feet. As a result of these lease modification agreements, our share of the total cash rent abatements and deferrals granted was approximately $0.5 million, all of which related to rental charges for the third quarter of 2020. Although some of the lease modifications were deferrals where we expect the tenant will pay the joint venture in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for longer than a year). As a result of the lease modification agreements that extended the lease term, we expect to see an increase in cash rent received in the future.
In April 2020, the FASB staff issued the Lease Modification Q & A related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, the accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during the third quarter of 2020.
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
Losses on Sales of Real Estate
During the three months ended September 30, 2020, we incurred approximately $0.2 million of additional expenses related to the sale of a portion of Capital Gallery in Washington, DC, thus resulting in a loss on sale of real estate (See Note 3 to the Consolidated Financial Statements).
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $7.2 million for the three months ended September 30, 2020 compared to 2019.
Interest and other income decreased by approximately $5.7 million due primarily to a decrease in interest rates.
On January 1, 2020, we adopted ASU 2016-13 and, as a result, we were required to record anallowance for current expected credit losses related to our outstanding (1) related party note receivable, (2) notes receivable and (3) off-balance sheet credit exposures (See Note 2 to the Consolidated Financial Statements). For the three months ended September 30, 2020 the allowance for current expected credit losses was $1.5 million.
Gains from Investments in Securities
Gains from investments in securities for the three months ended September 30, 2020 and 2019 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended September 30, 2020 and 2019, we recognized gains of approximately $1.9 million and $0.1 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $1.9 million and $0.1 million during the three months ended September 30, 2020 and 2019, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
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
Interest Expense
Interest expense increased by approximately $4.5 million for the three months ended September 30, 2020 compared to 2019, as detailed below.

Component	Change in interest expense for the three months ended September 30, 2020 compared to September 30, 2019
(in thousands)
Increases to interest expense due to:
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	$10,193
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	3,502
Increase in interest due to finance leases	2,165
Decrease in capitalized interest related to development projects	556
Other interest expense (excluding senior notes)	196
Total increases to interest expense	16,612
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(8,441)
Decrease in interest rates for the 2017 Credit Facility	(2,555)
Increase in capitalized interest related to development projects that had finance leases	(556)
Repayment of bond financing collateralized by New Dominion Technology Building One	(538)
Total decreases to interest expense	(12,090)
Total change in interest expense	$4,522
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended September 30, 2020 and 2019 was approximately $13.5 million and $16.2 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2020, our outstanding variable rate debt consisted of BPLP’s $2.0 billion 2017 Credit Facility, which includes the $500.0 million Delayed Draw Facility and the $1.5 billion Revolving Facility. The Delayed Draw Facility had $500.0 million outstanding as of September 30, 2020. The Revolving Facility did not have an outstanding balance as of September 30, 2020. For a summary of our consolidated debt as of September 30, 2020 and September 30, 2019 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $2.9 million for the three months ended September 30, 2020 compared to 2019, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2020	2019	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$2,104	$440	$1,664
Times Square Tower (2)	3,545	6,760	(3,215)
601 Lexington Avenue (2)	4,352	5,374	(1,022)
100 Federal Street	3,565	3,503	62
Atlantic Wharf Office Building (3)	1,995	2,393	(398)
	$15,561	$18,470	$(2,909)
_______________
(1)The increase during the three months ended September 30, 2020 was related to above-/below-market lease assets that were fully amortized in 2020.
(2)The decrease during the three months ended September 30, 2020 was related to leases that were terminated during the three months ended June 30, 2020 as a result of COVID-19.
(3)During the three months ended September 30, 2020, we wrote off approximately $0.5 million of accrued rent and accounts receivable balances for tenants whose balances we determined were no longer probable of collection. Approximately $0.3 million represents our share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $2.5 million for the three months ended September 30, 2020 compared to 2019 due primarily to a decrease in allocable income and a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

The following table presents information on properties under construction and redevelopment as of September 30, 2020 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 9/30/2020 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
Dock 72 (50% ownership)	Second Quarter, 2022	Brooklyn, NY	1	670,000	$209,795	$243,150	$125,000	$98,206	$6,561	33%	(6)
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	148,585	418,400	—		269,815	90%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	632,000	167,620	267,300	200,000	90,274	—	95%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Third Quarter, 2022	Bethesda, MD	1	734,000	134,843	198,900	127,500	66,361	2,918	100%
Reston Next (formerly Reston Gateway)	Fourth Quarter, 2023	Reston, VA	2	1,062,000	323,537	715,300	—	—	391,763	85%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	109,153	356,100	—	—	246,947	62%
Total Office Properties under Construction			7	3,998,000	1,093,533	2,199,150	452,500	254,841	918,004	78%
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	First Quarter, 2021	New York, NY	—	220,000	137,155	150,000	—	—	12,845	96%	(7)
200 West Street	Fourth Quarter, 2021	Waltham, MA	—	126,000	13,663	47,800	—	—	34,137	100%	(8)
Total Redevelopment Properties under Construction			—	346,000	150,818	197,800	—	—	46,982	97%
Total Properties under Construction and Redevelopment			7	4,344,000	$1,244,351	$2,396,950	$452,500	$254,841	$964,986	80%
___________
(1)Represents our share.
(2)Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2020.
(3)Includes approximately $98.2 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $98.2 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of November 3, 2020, including leases with future commencement dates.
(6)This property was 34% placed in-service as of September 30, 2020.
(7)Represents the low-rise portion of 601 Lexington Avenue.
(8)Represents a portion of the property under redevelopment for conversion to laboratory space.

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
Material adverse changes in one or more sources of capital, including from the impacts of COVID-19, may adversely affect our net cash flows. For example, during the third quarter of 2020, our rent collections remained strong as we collected 99% of rents from our office tenants and 97% of rents from all tenants, including retail tenants. However, COVID-19 resulted in the write-off of accrued rent and accounts receivable balances for primarily retail, fitness and entertainment tenants, decreases in parking and other revenue and the continued closure of our hotel, which reduced our revenue. In turn, if these impacts are material, they could adversely affect our ability to fund operating expenses, dividends and distributions, debt service payments, maintenance and repositioning capital expenditures and tenant improvements. In addition, a material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s 2017 Credit Facility or its unsecured senior notes.
Our primary uses of capital over the next twelve months will be the completion of our current and committed development and redevelopment projects and the repayment of $850 million aggregate principal amount of BPLP’s 4.125% senior unsecured notes that mature in May 2021. As of September 30, 2020, our share of the remaining development and redevelopment costs that we expect to fund through 2024 was approximately $1.0 billion.
To satisfy these capital needs, as of November 2, 2020, we had approximately $1.6 billion of cash and cash equivalents, of which approximately $117 million is attributable to our consolidated joint venture partners.
Although the full extent to which COVID-19 will impact our liquidity and capital resources, as well as the duration of such impact, will depend on a wide range of factors, all of which are highly uncertain and cannot be predicted with confidence at this time, we believe that our strong liquidity, including the approximately $1.5 billion available under the Revolving Facility and available cash, as of November 2, 2020, is sufficient to fund our remaining capital requirements on existing development and redevelopment projects, repay our maturing indebtedness when due and still allow us to act opportunistically on attractive investment opportunities.
We have not sold any shares under BXP’s $600.0 million “at the market” equity offering program.
We may seek to enhance our liquidity to provide sufficient capacity to fund our remaining capital requirements on existing development/redevelopment projects, fund our foreseeable potential development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. On October 30, 2020, a joint venture in which we have a 50% interest refinanced the mortgage loan collateralized by its Market Square North property located in Washington, DC. The outstanding balance of the loan totaled approximately $114.2 million and was scheduled to mature on November 1, 2020. The new mortgage loan totals $125.0 million and matures on November 10, 2025.
With the refinancing of Market Square North, our unconsolidated joint ventures have approximately $208.5 million of debt maturing in 2020, of which our share is approximately $104.3 million. Depending on interest rates and overall conditions in the debt and equity markets, we may decide to access either or both of these markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending our use of the proceeds, which would increase our net interest expense and be dilutive to our earnings.
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
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income (including gains on sales), liquidity requirements and other circumstances, including the impact of COVID-19, and there can be no assurance that the future dividends declared by BXP’s Board of Directors will not differ materially from the current quarterly dividend amount.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.8 billion and $0.8 billion at September 30, 2020 and 2019, respectively, representing an increase of approximately $1.0 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2020	2019	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$782,423	$819,792	$(37,369)
Net cash used in investing activities	(388,411)	(736,466)	348,055
Net cash provided by financing activities	678,891	82,248	596,643
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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the nine months ended September 30, 2020 consisted primarily of acquisitions of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sales of real estate and capital distributions from unconsolidated joint ventures. Cash used in investing activities for the nine months ended September 30, 2019 consisted primarily of the acquisition of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale of real estate and capital distributions from unconsolidated joint ventures, as detailed below:

	Nine months ended September 30,
	2020	2019
	(in thousands)
Acquisitions of real estate (1)	$(135,698)	$(148,912)
Construction in progress (2)	(358,824)	(390,275)
Building and other capital improvements	(116,894)	(129,340)
Tenant improvements	(172,401)	(191,532)
Right of use assets - finance leases	—	(5,152)
Proceeds from sales of real estate (3)	505,679	83,486
Capital contributions to unconsolidated joint ventures (4)	(158,374)	(65,499)
Capital distributions from unconsolidated joint ventures (5)	55,123	136,807
Cash and cash equivalents deconsolidated	—	(24,112)
Issuance of notes receivable, net (6)	(9,800)	—
Investments in securities, net	2,778	(1,937)
Net cash used in investing activities	$(388,411)	$(736,466)
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
On July 31, 2020, we acquired an undivided ownership interest in real property at 759 Harrison Street located in San Francisco, California for a purchase price totaling approximately $2.3 million.
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
(2)Construction in progress for the nine months ended September 30, 2020 includes ongoing expenditures associated with 17Fifty Presidents Street, 20 CityPoint and The Skylyne, which were partially or fully placed in-service during the nine months ended September 30, 2020. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, Reston Next (formerly Reston Gateway), 2100 Pennsylvania Avenue, 200 West Street and 325 Main Street.
Construction in progress for the nine months ended September 30, 2019 includes ongoing expenditures associated with Salesforce Tower, which was placed in-service during the year ended December 31, 2018. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 145 Broadway, 20 CityPoint, 17Fifty Presidents Street, Reston Next (formerly Reston Gateway), 2100 Pennsylvania Avenue, 200 West Street, The Skylyne and 325 Main Street.
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
On June 25, 2020, we completed the sale of a portion of our Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.6 million, resulting in a gain on sale of real estate totaling approximately $203.6 million for BXP and approximately $207.0 million for BPLP. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold is comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property.
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
On September 20, 2019, we sold a 45% interest in our Platform 16 property located in San Jose, California for a gross sale price of approximately $23.1 million. Net cash proceeds totaled approximately $23.1 million. We ceased accounting for the property on a consolidated basis and now account for the property on an unconsolidated basis using the equity method of accounting as we reduced our ownership interest in the property and no longer have a controlling financial or operating interest in the property. We did not recognize a gain on the retained or sold interest in the property as the fair value of the property approximated its carrying value. Platform 16 consists of a 65-year ground lease for land totaling approximately 5.6 acres that will support the development of approximately 1.1 million square feet of commercial office space.
(4)Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2020 consisted primarily of cash contributions of approximately $75.0 million, $39.0 million, $27.2 million and $7.5 million to our Platform 16, 3 Hudson Boulevard, Beach Cities Media Center and Metropolitan Square joint ventures, respectively.
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2019 consisted primarily of cash contributions of approximately $41.4 million, $12.1 million and $7.0 million to our
Hub on Causeway, Dock 72 and 3 Hudson Boulevard joint ventures, respectively.
(5)Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2020 consisted of (1) a cash distribution totaling approximately $22.5 million from our Metropolitan Square joint venture resulting from the excess proceeds from the refinancing of the mortgage loan on the property, (2) a cash distribution totaling approximately $17.9 million from our Annapolis Junction joint venture resulting from available cash and the net proceeds from the sale of Annapolis Junction Building Eight and two land parcels after the pay down of the mortgage loan and (3) a cash distribution totaling approximately $14.0 million from our Colorado Center joint venture resulting from the excess proceeds from the mortgage financing on the property that occurred during 2017, which proceeds were released from lender reserves.
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
Cash provided by financing activities for the nine months ended September 30, 2020 totaled approximately $678.9 million. This consisted primarily of the proceeds from the issuance by BPLP of $1.25 billion in aggregate principal amount of its 3.250% senior unsecured notes due 2031, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	September 30, 2020
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	155,636	155,636	$12,497,571
Common Operating Partnership Units	17,458	17,458	1,401,877	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity		173,094	$14,099,448

Consolidated Debt			$13,048,161
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,114,031
Subtract:
Partners’ share of Consolidated Debt (4)			(1,195,957)
BXP’s Share of Debt			$12,966,235

Consolidated Market Capitalization			$27,147,609
BXP’s Share of Market Capitalization			$27,065,683
Consolidated Debt/Consolidated Market Capitalization			48.06%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			47.91%
_______________
(1)Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on September 30, 2020 of $80.30.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2017 MYLTIP Units), but excludes MYLTIP Units granted between 2018 and 2020.
(3)See page 94 for additional information.
(4)See page 93 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 30, 2020, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2018 - 2020 MYLTIP Units are not included in this calculation as of September 30, 2020.
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

Debt Financing
As of September 30, 2020, we had approximately $13.0 billion of outstanding consolidated indebtedness, representing approximately 48.06% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.6 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.71% per annum and maturities in 2021 through 2031 (See Note 6 to the Consolidated Financial Statements), (2) $2.9 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.89% per annum and a weighted-average term of 5.6 years and (3) $499.3 million (net of deferred financing fees) outstanding under BPLP’s 2017 Credit Facility that matures on April 24, 2022.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at September 30, 2020 and September 30, 2019.

	September 30,
	2020	2019
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,912,494	$2,952,006
Unsecured senior notes, net	9,636,397	8,387,913
Unsecured line of credit	—	—
Unsecured term loan, net	499,270	498,819
Consolidated Debt	13,048,161	11,838,738
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,114,031	924,366
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,195,957)	(1,201,113)
BXP’s Share of Debt	$12,966,235	$11,561,991

	September 30,
	2020	2019
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	96.17%	95.79%
Variable rate	3.83%	4.21%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.75%	3.81%
Variable rate	1.18%	3.12%
Total	3.65%	3.78%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.65%	3.70%
Variable rate	1.09%	3.03%
Total	3.55%	3.67%
Weighted-average maturity at end of period (in years):
Fixed rate	5.8	6.3
Variable rate	1.6	2.6
Total	5.6	6.1
_______________
(1)See page 94 for additional information.
(2)See page 93 for additional information.

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
On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP’s September 30, 2020 credit rating and matures on April 24, 2022.
As of September 30, 2020 and November 2, 2020, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and letters of credit totaling approximately $2.5 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility.
Unsecured Senior Notes, Net
For a description of BPLP’s outstanding unsecured senior notes as of September 30, 2020, see Note 6 to the
Consolidated Financial Statements.
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2020, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2020:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
University Place	6.94%	6.99%	$2,045	$(11)	$2,034	N/A		August 1, 2021

Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(23,352)	2,276,648	$910,742	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	634,314	(502)	633,812	285,215	(5)	April 10, 2022
			2,934,314	(23,854)	2,910,460	1,195,957
Total			$2,936,359	$(23,865)	$2,912,494	$1,195,957
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2020, the maximum funding obligation under the guarantee was approximately $37.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 7 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At September 30, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.6 billion (of which our proportionate share is approximately $1.1 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2020. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(2,525)	$297,475	$163,611	(2)(3)	July 19, 2025
Market Square North	50%	4.85%	4.85%	114,201	(65)	114,136	57,068	(4)	November 1, 2020
Annapolis Junction Building Six	50%	2.15%	2.30%	12,131	(4)	12,127	6,064	(5)	November 17, 2020
Annapolis Junction Building Seven	50%	2.58%	2.92%	18,420	(31)	18,389	9,195	(6)	March 25, 2021
1265 Main Street	50%	3.77%	3.84%	37,544	(313)	37,231	18,615		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(705)	549,295	274,648	(2)	August 9, 2027
Dock 72	50%	2.41%	3.55%	196,412	(843)	195,569	97,784	(2)(7)	December 18, 2020
The Hub on Causeway - Podium	50%	2.41%	2.90%	174,329	(945)	173,384	86,692	(2)(8)	September 6, 2021
Hub50House	50%	2.17%	2.45%	169,034	(807)	168,227	84,113	(2)(9)	April 19, 2022
100 Causeway Street	50%	1.66%	1.87%	180,547	(2,471)	178,076	89,038	(2)(10)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50%	1.41%	1.95%	132,722	(3,597)	129,125	64,563	(2)(11)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(158)	104,842	31,453	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	222,192	(759)	221,433	55,358		January 5, 2025
3 Hudson Boulevard	25%	3.66%	3.74%	80,000	(176)	79,824	19,956	(2)(12)	July 13, 2023
Metropolitan Square	20%	5.40%	6.90%	288,000	(8,634)	279,366	55,873	(2)(13)	July 7, 2022
Total				$2,580,532	$(22,033)	$2,558,499	$1,114,031
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

(4)On September 30, 2020, the joint venture extended the maturity date to November 1, 2020. Then, on October 30, 2020, the joint venture refinanced the mortgage loan. See Notes 5 and 13 to the Consolidated Financial Statements.
(5)The loan bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on November 17, 2020.
(6)The loan bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on March 25, 2021.
(7)The construction financing has a borrowing capacity of $250.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on December 18, 2020, with two, one-year extension options, subject to certain conditions.
(8)The construction financing had a borrowing capacity of $204.6 million. On September 16, 2019, the joint venture paid down the construction loan principal balance in the amount of approximately $28.8 million, reducing the borrowing capacity to $175.8 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions.
(9)The construction financing has a borrowing capacity of $180.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.
(10)The construction financing has a borrowing capacity of $400.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement) and matures on September 5, 2023, with two, one-year extension options, subject to certain conditions.
(11)The construction financing has a borrowing capacity of $255.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions.
(12)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets.
(13)The loan bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum, and matures on July 7, 2022.
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
The impact that COVID-19 has had on our business, financial position and results of operations during the second and third quarters of 2020 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. The impact of COVID-19 on our revenue, in particular lease, parking and hotel revenue was negatively impacted by COVID-19 for the three and nine months ended September 30, 2020, thus negatively impacting our FFO. These decreases are discussed under the heading “Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the heading “Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$89,854	$107,771
Add:
Preferred dividends	2,625	2,625
Noncontrolling interest—common units of the Operating Partnership	10,020	12,504
Noncontrolling interests in property partnerships	15,561	18,470
Net income	118,060	141,370
Add:
Depreciation and amortization	166,456	165,862
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(15,833)	(17,402)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,413	13,745
Corporate-related depreciation and amortization	(444)	(411)
Less:
Gain on sale of real estate included within income (loss) from unconsolidated joint ventures	—	(487)
Losses on sales of real estate	(209)	(15)
Noncontrolling interests in property partnerships	15,561	18,470
Preferred dividends	2,625	2,625
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	270,675	282,571
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	26,697	28,940
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$243,978	$253,631
Our percentage share of Funds from Operations—basic	90.14%	89.76%
Weighted average shares outstanding—basic	155,645	154,577

Reconciliation to Diluted Funds from Operations:

	Three months ended September 30,
	2020		2019
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$270,675	172,677	$282,571	172,215
Effect of Dilutive Securities:
Stock based compensation	—	25	—	243
Diluted Funds from Operations	$270,675	172,702	$282,571	172,458
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	26,693	17,032	28,900	17,638
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$243,982	155,670	$253,671	154,820
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.14% and 89.77% for the three months ended September 30, 2020 and 2019, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended September 30, 2020 and 2019:

	Three months ended September 30,
	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$101,624	$122,117
Add:
Preferred distributions	2,625	2,625
Noncontrolling interests in property partnerships	15,561	18,470
Net income	119,810	143,212
Add:
Depreciation and amortization	164,706	164,020
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(15,833)	(17,402)
BPLP’s share of depreciation and amortization from unconsolidated joint ventures	20,413	13,745
Corporate-related depreciation and amortization	(444)	(411)
Less:
Gain on sale of real estate included within income (loss) from unconsolidated joint ventures	—	(487)
Losses on sales of real estate	(209)	(15)
Noncontrolling interests in property partnerships	15,561	18,470
Preferred distributions	2,625	2,625
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (1)	$270,675	$282,571
Weighted average units outstanding—basic	172,677	172,215

 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2017 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Three months ended September 30,
	2020		2019
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$270,675	172,677	$282,571	172,215
Effect of Dilutive Securities:
Stock based compensation	—	25	—	243
Diluted Funds from Operations	$270,675	172,702	$282,571	172,458
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
During the three months ended September 30, 2020, we paid approximately $69.1 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended September 30, 2020, we and our unconsolidated joint venture partners incurred approximately $35 million of new tenant-related obligations associated with approximately 988,000 square feet, which included approximately 177,000 square feet of lease modifications related to COVID-19, of second generation leases, or approximately $36 per square foot. We did not sign any first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of September 30, 2020. As of September 30, 2020, approximately $12.5 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of September 30, 2020, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.95% (1.09%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2020	2021	2022	2023	2024	2025+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$3,413	$13,440	$611,132	$(3,494)	$(3,494)	$2,291,497	$2,912,494	$3,183,294
GAAP Average Interest Rate	5.07%	4.98%	4.79%	—%	—%	3.64%	3.89%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(2,887)	$839,355	$(10,189)	$1,490,888	$692,161	$6,627,069	$9,636,397	$10,491,966
GAAP Average Interest Rate	—%	4.29%	—%	3.73%	3.92%	3.61%	3.71%
Variable Rate	(119)	(461)	499,850	—	—	—	499,270	500,388
Total Debt	$407	$852,334	$1,100,793	$1,487,394	$688,667	$8,918,566	$13,048,161	$14,175,648

At September 30, 2020, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.65% per annum. At September 30, 2020, our outstanding variable rate debt based on LIBOR totaled approximately $500.0 million. At September 30, 2020, the coupon/stated rate on our variable rate debt was approximately 1.09% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.3 million and $3.8 million for the three and nine months ended September 30, 2020, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
The global impact of the COVID-19 pandemic is continually evolving and public health officials and governmental authorities, including those in all of the markets in which we operate, have reacted by taking measures such as prohibiting people from congregating in heavily populated areas, instituting quarantines, restricting travel, issuing “stay-at-home” orders, restricting the types of businesses that may continue to operate (including the types of construction projects that may proceed) and closing schools, among many others. Most of these restrictions began in earnest in March 2020 and they quickly had a material adverse impact on economic and market conditions around the world, including the United States and the markets in which our properties are located, and on us. It is possible that public health officials and governmental authorities in the markets in which we operate may relax or revoke existing restrictions too quickly or may impose additional restrictions in an effort to slow the spread of COVID-19, either of which could exacerbate the severity of these adverse impacts on the economy. There is great uncertainty regarding the duration and breadth of the COVID-19 pandemic, as well as possible future responses, which makes it impossible for us to predict with certainty the impact that COVID-19 will have on us and our tenants at this time. Factors related to COVID-19 that have had, or could have, a material adverse effect on our results of operations and financial condition, include:
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
•the duration and scope of the mandatory business closures and “stay-at-home” orders have had, and are expected to continue to have, a severe negative impact on our retail, fitness and entertainment tenants that depend on in-person interactions with their customers to generate revenues and have resulted, and are expected to continue to result, in most retail, fitness and entertainment tenants being unable to make timely rental payments in full or at all;
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
•the degree to which our tenants’ businesses have been, and continue to be, negatively impacted has required, and may continue to require, us to write-off a tenant’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;
•if new or existing actions or measures implemented to prevent the spread of COVID-19 continue to result in increasing unemployment, it may negatively affect the leasing of residential units as well as the ability of our existing residential tenants to generate sufficient income to pay, or make them unwilling to pay rent, in full or at all, in a timely manner;
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
•the impact and validity of interpretations of lease provisions and related claims by tenants regarding their obligations to pay rent as a result of COVID-19, and any court rulings or decisions interpreting these provisions and the common law, could have a material adverse effect on our results of operations and liquidity;

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.
(a)None.
(b)Not applicable.
(c)None.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of stock (other than in exchange for common units of BPLP when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2020, pursuant to issuances of common stock under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, BPLP issued an aggregate of approximately 4,796 common units to BXP in exchange for approximately $373,500, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
July 1, 2020 - July 31, 2020	—		$—	N/A	N/A
August 1, 2020 - August 31, 2020	—		$—	N/A	N/A
September 1, 2020 - September 30, 2020	2,352	(1)	$0.25	N/A	N/A
Total	2,352		$0.25	N/A	N/A
___________
(1)Includes 1,943 LTIP units and 409 2019 MYLTIP units that were repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements and 2019 MYLTIP award agreement, such LTIP units and 2019 MYLTIP units were repurchased at a price $0.25 per unit, which was the amount originally paid by such employee for such units.

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

BOSTON PROPERTIES, INC.

November 6, 2020	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 6, 2020	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)