Form 10-K
period 2020-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2021-02-26
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Boston Properties, Inc. ☐  Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Boston Properties, Inc. ☒ Boston Properties Limited Partnership ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Boston Properties, Inc.:    Yes  ☐   No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the 155,311,291 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $14,037,034,481 based upon the last reported sale price of $90.38 per share on the New York Stock Exchange on June 30, 2020. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.).
As of February 22, 2021, there were 155,805,646 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 20, 2021 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2020.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2020 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of December 31, 2020, BXP owned an approximate 90.0% ownership interest in BPLP. The remaining approximate 10.0% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $271.3 million, or 1.5% at December 31, 2020, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
•Item 6. Selected Financial Data;
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations includes information specific to each entity, where applicable;
•Item 7. Liquidity and Capital Resources includes separate reconciliations of amounts to each entity’s financial statements, where applicable;
•Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for BXP and BPLP:
• Note 2. Summary of Significant Accounting Policies;
• Note 3. Real Estate;
• Note 12. Stockholders’ Equity / Partners’ Capital;
• Note 13. Segment Information; and
• Note 14. Earnings Per Share / Common Unit; and

• Item 15. Financial Statement Schedule—Schedule 3.

This report also includes the following separate items for each of BXP and BPLP: Part II, Item 9A. Controls and Procedures, consents of the independent registered public accounting firm (Exhibits 23.1 and 23.2), and certifications (Exhibits 31.1, 31.2, 31.3, 31.4, 32.1, 32.2, 32.3 and 32.4).

Summary of Risk Factors
The risk factors detailed in Item 1A titled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:
•The COVID-19 pandemic has caused severe disruptions in the United States and global economies and we expect it will continue to materially and adversely affect our financial condition, results of operations, cash flows, liquidity and performance and that of our tenants.
•Our performance depends upon the economic climates of our markets—Boston, Los Angeles, New York, San Francisco and Washington, DC.
•Adverse economic and geopolitical conditions, health crises and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
•Our success depends on key personnel whose continued service is not guaranteed.
•Our performance and value are subject to risks associated with our real estate assets and with the real estate industry, including, without limitation:
◦potential difficulties or delays renewing leases or re-leasing space; and
◦potential adverse effects from major tenants’ bankruptcies or insolvencies.
•Our actual costs to develop properties may exceed our budgeted costs.
•Our use of joint ventures may limit our flexibility with respect to the assets they own and other assets we may wish to acquire.
•Some potential losses are not covered by insurance.
•We face risks associated with the physical effects of climate change.
•Potential liability for environmental contamination could result in substantial costs.
•An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to re-finance existing debt or sell assets on favorable terms or at all.
•Covenants in our debt agreements could adversely affect our financial condition.
•We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.
•Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
•We face risks associated with BXP’s status as a real estate investment trust (REIT), including, without limitation:
◦failure to qualify as a REIT would cause BXP to be taxed as a corporation, which would substantially reduce funds available for payment of dividends;
◦possible adverse state and local tax audits and changes in state and local tax laws could result in increased tax costs that could adversely affect our financial condition and results of operations and the amount of cash available for the payment of dividends and distributions to our securityholders; and
◦in order to maintain BXP’s REIT status, we may be forced to borrow funds during unfavorable market conditions.
•Litigation could have a material adverse effect.
•We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
•Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our tenants.
This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 57.

PART I
Item 1. Business

General
BXP, a Delaware corporation organized in 1997, is a fully integrated, self-administered and self-managed REIT, and is one of the largest publicly-traded office REITs (based on total market capitalization as of December 31, 2020) in the United States that develops, owns and manages primarily Class A office properties.
Our properties are concentrated in five markets—Boston, Los Angeles, New York, San Francisco and Washington, DC. At December 31, 2020, we owned or had joint venture interests in a portfolio of 196 commercial real estate properties, aggregating approximately 51.2 million net rentable square feet of primarily Class A office properties, including six properties under construction/redevelopment totaling approximately 3.7 million net rentable square feet. As of December 31, 2020, our properties consisted of:

•177 office properties (including six properties under construction/redevelopment);
•12 retail properties;
•six residential properties; and
•one hotel.
We consider Class A office properties to be well-located buildings that are modern structures or have been modernized to compete with newer buildings and professionally managed and maintained. As such, these properties attract high-quality tenants and command upper-tier rental rates. Our definition of Class A office properties may be different than those used by other companies.
We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. BXP manages BPLP as its sole general partner. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 3250 Ocean Park Boulevard, Suite 300, Santa Monica, California 90405, 599 Lexington Avenue, New York, New York 10022, Four Embarcadero Center, San Francisco, California 94111 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.
Our internet address is http://www.bxp.com. On our website, you can obtain free copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BXP’s and BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. “Boston Properties” is a registered trademark and the “bxp” logo is a trademark, in both cases, owned by BPLP.
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 22, 2021, the owner of approximately 89.8% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP and (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, for which all performance conditions have been satisfied for such conversion. We exclude from (1) and (2) above other LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards in 2019 or later (“MYLTIP Awards”), which remain subject to performance conditions. An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned.
Preferred units of BPLP have the rights, preferences and other privileges set forth in an amendment to the limited partnership agreement of BPLP. As of December 31, 2020 and February 22, 2021, BPLP had one series of

Preferred Units outstanding consisting of 80,000 Series B Preferred Units. The Series B Preferred Units have a liquidation preference of $2,500 per share (or an aggregate of approximately $193.6 million at December 31, 2020 and February 22, 2021, after deducting the underwriting discount and transaction expenses). The Series B Preferred Units were issued by BPLP on March 27, 2013 in connection with BXP’s issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). BXP contributed the net proceeds from the offering to BPLP in exchange for Series B Preferred Units having rights, performance and privileges generally mirroring those of the Series B Preferred Stock. BXP will pay cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500 liquidation preference per share. On and after March 27, 2018, BXP, at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500 per share, plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of ours or our affiliates.
Transactions During 2020
Dispositions
For information explaining why BXP and BPLP may report different gains on sales of real estate, see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco, California. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture. 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, we have an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by us and 51% by our partner. Upon the partner’s contribution, we ceased accounting for the joint venture entity on a consolidated basis and are accounting for the joint venture entity on an unconsolidated basis using the equity method of accounting, as we have reduced our ownership interest in the joint venture entity and no longer have a controlling financial or operating interest in the joint venture entity (See Note 6). We recognized a gain on the retained and sold interest in the real estate contributed to the joint venture totaling approximately $217.7 million for BXP and $222.4 million for BPLP during the year ended December 31, 2020 within Gains on Sales of Real Estate on the respective Consolidated Statements of Operations, as the fair value of the real estate exceeded its carrying value (See “Investments in Unconsolidated Joint Ventures” below).
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
On June 25, 2020, we completed the sale of a portion of our Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.6 million, resulting in a gain on sale of real estate totaling approximately $203.5 million for BXP and approximately $207.0 million for BPLP. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property.
On December 16, 2020, we completed the sale of a parcel of land located in Marlborough, Massachusetts for a gross sale price of approximately $14.3 million. Net cash proceeds totaled approximately $14.2 million, resulting in a gain on sale of real estate totaling approximately $5.2 million.
Developments/Redevelopments
As of December 31, 2020, we had six office properties under construction/redevelopment, which we expect will total approximately 3.7 million net rentable square feet. We estimate our share of the total investment to complete these projects, in the aggregate, is approximately $2.2 billion, of which approximately $848.7 million remains to be invested as of December 31, 2020. Approximately 87% of the commercial space in these development projects was pre-leased as of February 22, 2021. For a detailed list of the properties under construction/redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On March 26, 2020, we completed and fully placed in-service 17Fifty Presidents Street located in Reston, Virginia. 17Fifty Presidents Street is a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space that is 100% leased.
On June 1, 2020, we completed and fully placed in-service 20 CityPoint, a Class A office project with approximately 211,000 net rentable square feet located in Waltham, Massachusetts. As of December 31, 2020, the office portion of the property was 100% leased, including a lease with a future commencement.
On June 26, 2020, we completed the acquisition of real property at 777 Harrison Street (known as Fourth + Harrison and formerly known as 425 Fourth Street) located in San Francisco, California for a gross purchase price, including entitlements, totaling approximately $140.1 million. On July 31, 2020 and December 16, 2020, we acquired real property at 759 Harrison Street located in San Francisco, California, which is expected to be included in the Fourth + Harrison development project, for an aggregate purchase price totaling approximately $4.5 million. 759 Harrison Street and Fourth + Harrison are expected to support the development of approximately 850,000 square feet of primarily commercial office space.
On August 15, 2020, we completed and fully placed in-service The Skylyne, an approximately 331,000 square foot project comprised of 402 residential units and retail space located in Oakland, California.
On November 3, 2020, we signed an approximately 138,000 square-foot, 10-year lease with a new tenant at 200 West Street in Waltham, Massachusetts. We are currently redeveloping a portion of 200 West Street into life sciences space with expected completion in 2021. With this lease, the property is 100% leased.
Ground Lease
On July 29, 2020, we entered into a 99-year ground lease with a third-party hotel developer for land at our Reston Next property located in Reston, Virginia, which will support the development of a 270-room, approximately 241,000 square foot hotel property. The lease commenced on October 21, 2020 and, upon commencement, we performed classification testing. The ground lease is subject to termination rights with respect to the hotel developer’s ability to obtain construction financing for the property and, as of the lease commencement date, we were not reasonably certain that those termination rights would not be exercised and as such we have accounted for this as an operating lease that will expire on August 28, 2022.
Unsecured Debt
On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031. The notes were priced at 99.850% of the principal amount to yield an effective rate (including financing fees) of approximately 3.343% per annum to maturity. The notes will mature on January 30, 2031, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $1.24 billion, after deducting underwriting discounts and transaction expenses.
Equity Transactions
During the year ended December 31, 2020, BXP acquired an aggregate of 856,811 common units of limited partnership interest, including 88,168 common units issued upon the conversion of LTIP Units, 2012 OPP Units, 2013 MYLTIP Units, 2014 MYLTIP Units, 2015 MYLTIP Units, 2016 MYLTIP Units and 2017 MYLTIP Units presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
Investments in Unconsolidated Joint Ventures
On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco, California. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture (See Note 3). 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, we had an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by us and 51% by our partner (See “Dispositions” above).
On February 20, 2020, a joint venture in which we have a 55% interest acquired the land underlying the ground lease at its Platform 16 property located in San Jose, California for a purchase price totaling approximately $134.8 million. The joint venture had previously made a deposit totaling $15.0 million, which was credited against the purchase price. Platform 16 consists of a parcel of land totaling approximately 5.6 acres that is expected to support the development of approximately 1.1 million square feet of commercial office space.
On June 9, 2020, a joint venture in which we have a 20% interest refinanced with a new lender the mortgage loan collateralized by its Metropolitan Square property located in Washington, DC. The outstanding balance of the loan totaled approximately $155.9 million, bore interest at a fixed rate of 5.75% per annum and was scheduled to mature on August 5, 2020. The new mortgage loan totaling $325.0 million, of which $288.0 million was advanced at closing, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum, and matures on July 7, 2022, with two, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR rate at a cap of 3.00% per annum on a notional amount of $325.0 million through July 7, 2022. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $112.7 million, of which our share totaled approximately $22.5 million. Metropolitan Square is a Class A office property with approximately 654,000 net rentable square feet.
On June 25, 2020, a joint venture in which we have a 50% interest completed the sale of Annapolis Junction Building Eight and two land parcels located in Annapolis, Maryland for a gross sale price of $47.0 million. Net cash proceeds totaled approximately $45.8 million after the payment of transaction costs. We recognized a gain on sale of real estate totaling approximately $5.8 million, which is included in Income (Loss) from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. The joint venture distributed approximately $36.8 million of available cash and the net proceeds from the sale after the pay down of the mortgage loan, of which our share totaled approximately $18.4 million. Annapolis Junction Building Eight is an approximately 126,000 net rentable square foot Class A office property, which is vacant. The two land parcels will support the development of approximately 300,000 square feet of commercial office space with one parcel currently containing surface parking for approximately 511 vehicles.
On June 25, 2020, in conjunction with the joint venture’s sale of Annapolis Junction Building Eight, the joint venture in which we have a 50% interest modified the mortgage loan collateralized by Annapolis Junction Building Seven and Building Eight with the release of Annapolis Junction Building Eight as collateral under the loan in exchange for a principal pay down of approximately $16.1 million using a portion of the net proceeds from the sale of the property. At the time of the modification, the outstanding balance of the loan totaled approximately $34.5 million, bore interest at a variable rate equal to LIBOR plus 2.35% per annum and was scheduled to mature on June 30, 2020. The modified mortgage loan totaling approximately $18.4 million is collateralized by Annapolis Junction Building Seven, continues to bear interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on March 25, 2021. Annapolis Junction Building Seven is a Class A office property with approximately 127,000 net rentable square feet located in Annapolis, Maryland.
On July 23, 2020, we acquired a 50% interest in a joint venture entity that owns Beach Cities Media Campus, a 6.4-acre parcel of land located in El Segundo, California, for a purchase price of approximately $21.2 million. Beach Cities Media Campus is expected to support the development of approximately 275,000 square feet of Class A office space.
On July 24, 2020, a joint venture in which we have a 50% interest completed and fully placed in-service Hub50House, an approximately 320,000 square foot project comprised of 440 residential units located in Boston, Massachusetts.
On September 1, 2020, we entered into an agreement with our partner in the joint venture that owns 1265 Main Street located in Waltham, Massachusetts to (1) form additional joint ventures to own and develop a mixed-use property containing approximately 1.2 million square feet to be developed in phases on an approximately 41-acre site adjacent to 1265 Main Street and (2) share the costs of certain offsite infrastructure improvements with our joint venture partner and other third-party abutting land owners. We will serve as the development manager and expect to own a 50% interest in each of the joint ventures.

On September 30, 2020, a joint venture in which we have a 50% interest extended the mortgage loan collateralized by its Market Square North property. At the time of the extension, the outstanding balance of the loan totaled approximately $114.2 million, bore interest at a fixed rate of 4.85% per annum and was scheduled to mature on October 1, 2020. The extended loan was scheduled to mature on November 1, 2020. On October 30, 2020, the joint venture refinanced the mortgage loan. The outstanding balance of the loan totaled approximately $114.2 million, bore interest at a fixed rate of 4.85% per annum and was scheduled to mature on November 1, 2020. The new mortgage loan totals $125.0 million, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.30% per annum, and matures on November 10, 2025, with one, one-year extension option, subject to certain conditions. Market Square North is a Class A office property with approximately 418,000 net rentable square feet.
On October 1, 2020, a joint venture in which we have a 50% interest completed and fully placed in-service Dock 72, a Class A office project with approximately 669,000 net rentable square feet located in Brooklyn, New York that is 33% leased. During December 2020, we recognized a non-cash impairment charge totaling approximately $60.5 million, which represented the other-than temporary decline in the fair value below the carrying value of our investment in the unconsolidated joint venture that owns Dock 72. The non-cash impairment charge was the result of an increase in costs and an extension of the projected period to fully lease the property and lower projected rental rates due to the COVID-19 pandemic, resulting in a current fair value that was less than the carrying value of our investment. We assessed the impairment and concluded that it was other than temporary. We determined that our valuation of the investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment including an exit capitalization rate of 5.25%, a discount rate on our equity investment (the property is encumbered by mortgage debt) of 8.0% and an average lease commencement on currently vacant space of mid-2023. In addition, on December 14, 2020, the joint venture extended the mortgage loan collateralized by the property. At the time of the extension, the outstanding balance of the loan totaled approximately $198.6 million, bore interest at a variable rate equal to LIBOR plus 2.25% per annum and was scheduled to mature on December 18, 2020. The extended mortgage loan has a total commitment amount of $250.0 million, bears interest at an initial variable rate equal to (1) the greater of (x) LIBOR or (y) 0.25%, plus (2) 2.85% per annum and matures on December 18, 2023.
On November 13, 2020, a joint venture in which we have a 50% interest extended the mortgage loan collateralized by its Annapolis Junction Building Six property located in Annapolis, Maryland. At the time of the extension, the outstanding balance of the loan totaled approximately $12.0 million, bore interest at a variable rate equal to LIBOR plus 2.00% per annum and was scheduled to mature on November 17, 2020. The extended mortgage loan has a total commitment amount of approximately $13.2 million, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.50% per annum and matures on November 16, 2021. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet.
Stock Option and Incentive Plan
On February 4, 2020, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2020 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2020 MYLTIP has an aggregate value of approximately $13.7 million, which amount will generally be amortized into earnings over the four-year plan period under the graded vesting method (See Note 16 to the Consolidated Financial Statements).
On February 6, 2020, the measurement period for our 2017 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final awards were determined to be 83.8% of target or an aggregate of approximately $17.6 million (after giving effect to employee separations). As a result, an aggregate of 270,942 2017 MYLTIP Units that had been previously granted were automatically forfeited.
Business and Growth Strategies
Business Strategies
Our primary business objective is to maximize return on investment to provide our investors with the greatest possible total return in all points of the economic cycle. Our strategies to achieve this objective are:
•to target a few carefully selected geographic markets—Boston, Los Angeles, New York, San Francisco and Washington, DC—and to be one of the leading, if not the leading, developers, owners and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective tenants in various industries and where tenants have demonstrated a preference for high-quality office buildings and other facilities. Additionally, our markets have historically been able to recruit new talent to them and as such created job growth that results in growth in rental rates and occupancy over time. We have explored, and may continue to explore for future investment, select domestic and international markets that exhibit these same traits, including specifically Seattle;
•to emphasize markets and submarkets within those markets where the difficulty of receiving the necessary approvals for development and the necessary financing constitute high barriers to the creation of new supply, and where skill, financial strength and diligence are required to successfully develop, finance and manage high-quality office and life sciences space, as well as selected retail and residential space;
•to take on complex, technically challenging development projects, leveraging the skills of our management team to successfully develop, acquire or reposition properties that other organizations may not have the capacity or resources to pursue;
•to own and develop high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services, sustainable features and amenities, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;
•to opportunistically acquire assets that increase our market share in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;
•to explore joint venture opportunities with (1) existing property owners located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital and (2) strategic institutional partners, leveraging our skills as developers, owners and managers of Class A office space and mixed-use complexes;
•to pursue on a selective basis the sale of properties or interests therein, including core properties, to either (1) take advantage of the demand for our premier properties and realize the value we have created or (2) pare from our portfolio properties that we believe have slower future growth potential;
•to seek third-party development contracts to enable us to retain and utilize our existing development and construction management staff, especially when our internal development is less active or when new development is less-warranted due to market conditions; and
•to enhance our capital structure through our access to a variety of sources of capital and proactively manage our debt expirations. In the current economic climate with relatively low interest rates we have and will continue to attempt to lower the cost of our debt capital and seek opportunities to lock in such low rates through early debt repayment, refinancings and interest rate hedges.
Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth and our balance sheet position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and life sciences space, within budget and on schedule. We believe we are also well-positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:
•our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 16.7 million additional square feet of new office, life sciences, retail and residential development;
•our reputation gained through 51 years of successful operations and the stability and strength of our existing portfolio of properties;

•our relationships with leading national corporations, universities and public institutions, including government agencies, seeking new facilities and development services;
•our relationships with nationally recognized financial institutions that provide capital to the real estate industry;
•our track record and reputation for executing acquisitions efficiently provide comfort to domestic and foreign institutions, private investors and corporations who seek to sell commercial real estate in our market areas;
•our ability to act quickly on due diligence and financing;
•our relationships with institutional buyers and sellers of high-quality real estate assets;
•our ability to procure entitlements from multiple municipalities to develop sites and attract land owners to sell or partner with us; and
•our relationship with domestic and foreign investors who seek to partner with companies like ours.
Opportunities to execute our external growth strategy fall into three categories:
•Development in selected submarkets. We believe the selected development of well-positioned office, life sciences and residential buildings and mixed-use complexes may be justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 51-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.
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
•Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We are also able to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or BXP’s common stock may facilitate this type of transaction on a tax-efficient basis. Recent Treasury regulations may limit certain of the tax benefits previously available to sellers in these transactions.
•Acquisition of underperforming assets and portfolios of assets. We believe that because of our in-depth market knowledge and development experience in each of our markets, our national reputation with brokers, financial institutions, owners of real estate and others involved in the real estate market and our access to competitively-priced capital, we are well-positioned to identify and acquire existing, underperforming properties for competitive prices and to add significant additional value to such properties through our effective marketing strategies, repositioning/redevelopment expertise and a responsive property management program.
Internal Growth Strategies
We believe that opportunities will exist to increase cash flow from our existing properties through an increase in occupancy and rental rates because they are of high quality and in desirable locations. Additionally, our markets have diversified economies that have historically experienced job growth and increased use of office space, resulting in growth in rental rates and occupancy over time. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage tenants to renew, expand and relocate in our properties, (2) to achieve speed and transaction cost efficiency in replacing departing tenants through the use of in-house services for marketing, lease negotiation and construction of tenant and capital improvements and (3) to work with new or existing tenants with space expansion or contraction needs, leveraging our expertise and clustering of assets to maximize the cash flow from our assets. We expect to continue our internal growth as a result of our ability to:
•Cultivate existing submarkets and long-term relationships with credit tenants. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers and amenities, proximity to sources of business growth and other local factors.
The weighted-average lease term of our in-place leases, including leases signed by our unconsolidated joint ventures, was approximately 7.4 years at December 31, 2020, and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2020, leases with respect to approximately 8.1% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2021.
•Directly manage our office properties to maximize the potential for tenant retention. We provide property management services ourselves, rather than contracting for this service, to maintain awareness of and responsiveness to tenant needs. We and our properties also benefit from cost efficiencies produced by an experienced work force attentive to preventive maintenance and energy management and from our continuing programs to assure that our property management personnel at all levels remain aware of their important role in tenant relations. In addition, we reinvest in our properties by adding new services and amenities that are desirable to our tenants.
•Replace tenants quickly at best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new tenants and achieve relatively high rental and occupancy rates as a result of our well-located, well-designed and well-maintained properties, our reputation for high-quality building services and responsiveness to tenants, and our ability to offer expansion and relocation alternatives within our submarkets.
•Extend terms of existing leases to existing tenants prior to expiration. We have also successfully structured early tenant renewals, which have reduced the cost associated with lease downtime while securing the tenancy of our highest quality credit-worthy tenants on a long-term basis and enhancing relationships.
•Re-development of existing assets. We believe the select re-development of assets within our portfolio, where through the ability to increase the building size and/or to increase cash flow and generate appropriate returns on incremental investment after consideration of the asset’s current and future cash flows, may be desirable. This generally occurs in situations in which we are able to increase the building’s size, improve building systems, including conversion to higher yielding life sciences uses, and sustainability features, and/or add tenant amenities, thereby increasing tenant demand, generating acceptable returns on incremental investment and enhancing the long-term value of the property and the company. In the past, we have been particularly successful at gaining local government approval for increased density at several of our assets, providing the opportunity to enhance value at a particular location. Our strong regional relationships and recognized re-development expertise have enabled us to capitalize on unique build-to-suit opportunities. We intend to seek and expect to continue to be presented with such opportunities in the near term allowing us to earn attractive returns on these development opportunities through multiple business cycles.

Sustainability
Our Sustainability Strategy
We actively work to promote our growth and operations in a sustainable and responsible manner across our five regions. The BXP sustainability strategy is to conduct our business, the development and operation of new and existing buildings, in a manner that contributes to positive economic, social and environmental outcomes for our customers, shareholders, employees and the communities we serve. Our investment philosophy is shaped by our core strategy of long-term ownership and our commitment to our communities and the centers of commerce and civic life that make them thrive. We are focused on developing and maintaining healthy, high-performance buildings, while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste, greenhouse gas emissions and climate change. To that end, we have publicly adopted long-term energy, emissions, water and waste goals that establish aggressive reduction targets and have been aligned with the United Nations Sustainable Development Goals. BXP is a corporate member of the U.S. Green Building Council® (“USGBC”) and has a long history of owning, developing and operating properties that are certified under USGBC’s Leadership in Energy and Environmental Design™ (LEED®) rating system. In 2018, we announced a partnership with a leading healthy building certification system, Fitwel, to support healthy building design and operational practices across our portfolio, becoming a Fitwel Champion. We completed our Fitwel Champion commitments in 2019, adding 12.4 million square feet of Fitwel certified buildings.
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
Industry Leadership in Sustainability
We continue to be recognized as an industry leader in sustainability. In 2020, BXP ranked among the top real estate companies in the Global Real Estate Sustainability Benchmark (“GRESB”) assessment, earning a fifth consecutive 5 Star rating, the highest rating and recognition for being an industry leader. It was the ninth consecutive year that BXP earned the GRESB “Green Star” designation, achieving the highest scores in several categories, including: Data Monitoring & Review, Targets, Policies, Reporting and Leadership. BXP was also named one of America’s Most Responsible Companies by Newsweek magazine in 2020. BXP ranked 56th overall out of 400 companies included. It was the second highest ranking of all property companies and the highest ranking of any office REIT. In 2014, 2015, 2017, 2018 and 2019, BXP was selected by the National Association of Real Estate Investment Trusts (“Nareit”) as a Leader in the Light Award winner. Nareit's annual Leader in the Light Awards honor Nareit member companies that have demonstrated superior and sustained sustainability practices.
BXP has adopted sustainable development and operational practices across its portfolio. BXP became a proud signatory of the We Are Still In pledge after the U.S. withdrawal from the Paris Agreement, and has aligned emissions reduction targets with climate science. The SBTi Target Validation Team has classified BXP’s emissions reduction target ambition and has determined that it is in line with a 1.5°C trajectory, currently the most ambitious designation available. As of the end of 2020, BXP is one of six North American Real Estate companies with this distinction and the only North American office company in that group. We have LEED certified 28.8 million square feet of our portfolio, of which 96% is certified at the highest Gold and Platinum levels. BXP’s master lease form includes green lease clauses that support a more sustainable tenant-landlord relationship. In 2020, BXP was named a Green Lease Leader at the highest Gold level by the Institute for Market Transformation and the U.S. Department of Energy for exhibiting a strong commitment to high performance and sustainability in buildings and best practices in leasing. Through active asset management and tenant engagement, BXP has been a leader in energy efficiency and healthy building practices. In 2020 BXP was recognized by the Environmental Performance Agency (“EPA”) as an ENERGY STAR Partner of the Year for Sustained Excellence. This award is reserved for ENERGY STAR partners demonstrating outstanding leadership, year over year. Partners must perform at a superior level of energy management, demonstrate best practices across the organization and prove organization-wide energy savings. BXP was named a 2020 Best in Building Health award winner. We completed the first Fitwel Design Certified project in the world in 2019 and executed more Fitwel certifications by count and building area than any other company in 2019. BXP has 11 Fitwel Ambassadors among our Sustainability, Development and Property Management teams.

Sustainability Accounting Standards Board (“SASB”)
The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposes sustainability accounting metrics designed for disclosure in mandatory filings, such as the Annual Report on Form 10-K, and serves as the framework against which we have aligned our disclosures for sustainability information. The recommended energy and water management activity metrics for the real estate industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); percentage of eligible portfolio that is certified ENERGY STAR® (“ENERGY STAR certified”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). Energy and water data is collected from utility bills and submeters and is assured by a third-party, including all SASB 2019 energy and water metrics, which have been assured. During the 2019 calendar year, 45 buildings representing 42% of our eligible portfolio were ENERGY STAR certified. A licensed professional has verified all ENERGY STAR applications.
The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2019 for which data on occupied and actively-managed properties was available.1,2,3,4,5
_______________
(1)Full 2020 calendar year energy and water data will not be available to be assured by a third party until March 31, 2021. 2019 is the most recent year for which complete energy and water data is available and assured by a third party.
(2)The charts reflect the performance of our occupied and actively-managed office building portfolio in Boston, Los Angeles, New York, San Francisco and Washington, DC. Occupied office buildings are buildings with no more than 50% vacancy. Actively-managed buildings are buildings where we have operational control of building system performance and investment decisions. At the end of the 2019 calendar year, this included 102 buildings totaling 40.9 million gross square feet.
(3)Floor area is considered to have complete energy consumption data coverage when energy consumption data (i.e., energy types and amounts consumed) is obtained by us for all types of energy consumed in the relevant floor area during the calendar year, regardless of when such data was obtained.
(4)The scope of energy includes energy purchased from sources external to us and our tenants or produced by us or our tenants and energy from all sources, including fuel, gas, electricity and steam. Energy use intensity (kBtu/SF) has been weather normalized.
(5)Water sources include surface water (including water from wetlands, rivers, lakes and oceans), groundwater, rainwater collected directly and stored by the registrant, wastewater obtained from other entities, municipal water supplies or supply from other water utilities.
Climate Resilience
As a long-term owner and active manager of real estate assets in operation and under development, we take a long-term view of potential risks, including climate change. We are in the process of evaluating physical and transition risks associated with climate change. We view this as an opportunity to protect asset value by proactively assessing climate risk, implementing measures, planning and decision-making processes to protect our investments by improving resilience. We are preparing for long-term climate risk by considering climate change scenarios and will continue to assess climate change vulnerabilities resulting from potential future climate scenarios and sea level rise. In 2020, we began using Four Twenty Seven climate risk scoring to evaluate the forward-looking physical climate risk exposure of our entire portfolio. Event-driven (acute) and longer-term (chronic) physical risks that may result from climate change could have a material adverse effect on our properties, operations and business. Management’s role in assessing and managing these climate-related risks and initiatives is spread across multiple teams across our organization, including our executive leadership and our Sustainability, Risk Management, Development, Construction and Property Management departments. Climate resilience measures include training and implementation of emergency response plans and the engagement of our executives and BXP’s Board of Directors on climate change and other environmental, social and governance (“ESG”) aspects.
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
In 2018 and 2019, BPLP issued an aggregate of $1.85 billion of green bonds. The terms of the green bonds have use of proceeds restrictions limiting its allocation to “eligible green projects.” We published our first Green Bond Allocation Report in June 2019, disclosing the full allocation of approximately $988 million in net proceeds from BPLP’s inaugural green bond offering to the eligible green project at our Salesforce Tower property in San Francisco, California. We recently published our September 30, 2020 Green Bond Allocation Report disclosing the full allocation of approximately $841 million in net proceeds from BPLP’s green bond offering in June 2019. The Green Bond Allocation Reports are available on our website at http://www.bxp.com under the heading “Sustainability.”
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
Human Capital Management
Our company culture supports and nurtures our employees and provides a unique competitive advantage. We believe our employees are a significant distinguishing factor that sets BXP apart. As of December 31, 2020, we had approximately 750 employees. Our operational and financial performance depends on their talents, energy, experience and well-being. Our ability to attract and retain talented people depends on a number of factors, including work environment, career development and professional training, compensation and benefits, and the health, safety and wellness of our employees. We have an established reputation for excellence and integrity and these core values are inherent in our culture and play a critical role in achieving our goals and overall success.
Diversity & Inclusion
We strive to create a diverse and inclusive workplace. It has been, and will continue to be, our policy to recruit, hire, assign, promote and train in all job titles without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, or protected veteran status, or any other characteristic protected by local, state, or federal laws, rules, or regulations. By implementing this policy, we aim to ensure that all employees have the opportunity to make their maximum contribution to us and to their own career goals.
In 2020, we took concrete steps to formalize and elevate our focus on diversity and equity within our company and in the communities we serve. We launched the Diversity & Inclusion Committee in early 2020 with the mission of promoting diversity, inclusion, equality and transparency as part of our culture, business activities and decision-making practices, while also providing an additional mechanism through which we can make a positive impact in the communities in which we operate. Areas of priority include recruiting, retention and professional development, review and assessment of our policies with a focus on business partner diversity and other relationships, and community outreach. In addition, our Chief Executive Officer is a signatory to the CEO Action for Diversity campaign, which is the largest CEO-driven business commitment to advance diversity and inclusion in the workplace.

Diversity & Inclusion at BXP(1)

TOTAL WORKFORCE(2)	MANAGER & ABOVE(2)	BOARD OF DIRECTORS
 _______________
(1) As of December 31, 2020. We determine race and gender based on our employees' self-identification. Ethnic minorities are defined as those included in the EEO Ethnicity and Race Categories: Asian, Black/African American, Hispanic/Latino, Native American or Pacific Islander, or multiracial background.
(2) Represents percentages for all of our employees excluding union employees for which the unions control all aspects of the hiring process.
Culture & Employee Engagement
We believe that the success of our business is tied to the quality of our workforce, and we strive to maintain a corporate environment without losing the entrepreneurial spirit with which we were founded more than 50 years ago. By providing a quality workplace and comprehensive benefit programs, we recognize the commitment of our employees to bring their talent, energy and experience to us. Our continued success is attributable to our employees’ expertise and dedication.
We conduct employee engagement surveys to monitor our employees’ satisfaction in all aspects of their employment, including leadership, communication, development and benefits offerings. Employee responsiveness to the engagements surveys have been consistently high and the results help inform us on matters that our employees view as key contributors to a positive work experience. Based on the employee engagement survey conducted in 2020, with 93% responsiveness, the overall company-wide favorability result was a “very favorable” rating with ratings exceeding 80% favorability in all categories.
The success of our efforts in the workplace is demonstrated by the satisfaction and long tenure of our employees, 32% of whom have worked at BXP for ten or more years. The average tenure of our employees is approximately 9.8 years and that of our executive leadership is 18.2 years. In 2020, our total workforce turnover rate was 10.2%, which is below the total turnover rate of 18.0% reported in the Nareit 2020 Compensation & Benefits Survey (based on 2019 data).
Career Development & Training
We invest significant resources in our employees’ personal and professional growth and development and provide a wide range of tools and development opportunities that build and strengthen employees’ leadership and professional skills. These development opportunities include in-person and virtual training sessions, in-house learning opportunities, various management trainings, departmental conferences, executive townhalls and external programs.

One particularly relevant training that was offered to all employees in 2020 was Unconscious/Implicit Bias training. We offered this training as part of our commitment to recognize that we all have a role to play to mitigate unconscious bias in the work environment and support an inclusive workforce. We strive for a truly inclusive environment where all employees feel valued and provided the opportunity to succeed. This training, coupled with other trainings and initiatives, aims to enhance awareness, knowledge, collaboration and teamwork and overall enrich our culture.
Compensation & Benefits
Our employee benefit programs are designed to meet the needs of our diverse workforce, support our employees and their families by offering comprehensive programs that provide flexibility and choice in coverage, make available valuable resources to protect and enhance financial security and help balance work and personal life. Some of the benefits that we offer our employees include:
•health, telehealth, dental and vision insurance,
•a 401(k) plan with a generous matching contribution,
•an employee stock purchase plan,
•health care and dependent care reimbursement accounts,
•income protection through our sick pay, salary continuation and long-term disability policies,
•a scholarship program for the children of non-officer employees,
•a commuter subsidy to support the use of public transportation,
•tuition reimbursement, and
•paid vacation, holiday, personal and volunteer days to balance work and personal life.
Health, Safety & Wellness
As one of the largest publicly-traded office REITs (based on total market capitalization as of December 31, 2020) in the United States, we are keenly aware of the influence of buildings on human health and its importance to our tenants and employees. In light of the COVID-19 pandemic, our focus on healthy buildings has become even more important. The health, safety and security of our employees, tenants, contractors and others is our highest priority. In early 2020, we convened a Health Security Task Force of subject matter experts from both inside and outside BXP to develop the BXP Health Security Plan, which we published in May of 2020. The BXP Health Security Plan is a comprehensive set of building operational measures, including cleaning and disinfection, air and water quality, physical distancing, screening and personal protective equipment and health security communication. We conduct health and security quality audits to ensure implementation and effectiveness of the plan at our properties.
We believe the success of our employees is dependent upon their overall well-being, including their physical health, mental health, work-life balance and financial well-being. In addition to the benefits outlined above, we also offer our employees an Employee Wellness Program and an Employee Assistance Program. The Employee Wellness Program was established in 2016 to encourage employees to improve their health and well-being by offering activities facilitated through an engaging and personalized approach. Program participants receive a reduction in their health insurance deduction cost. The Employee Assistance Program includes services for childcare, eldercare, personal relationship information, financial planning assistance, stress management, mental illness and general wellness and self-help.
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

We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our existing markets of Boston, Los Angeles, New York, San Francisco and Washington, DC and the target market of Seattle. We have explored and may continue to explore for future investment select domestic and international markets that exhibit these same traits. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of BXP’s status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.
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
Investments in Real Estate Mortgages
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership. As of December 31, 2020, we had three note receivables outstanding, which aggregated approximately $96.3 million.
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
Dispositions
We decide to dispose or partially dispose of properties based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that doing so is in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2020, we had no properties that were subject to a tax protection agreement.

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
Policies with Respect to Other Activities
As the sole general partner of BPLP, BXP has the authority to issue additional common and preferred units of limited partnership interest of BPLP. BXP has issued, and may in the future issue, common or preferred units of limited partnership interest to persons who contribute their direct or indirect interests in properties to us in exchange for such common or preferred units. We have not engaged in trading, underwriting or agency distribution or sale of securities of issuers other than BXP and BPLP does not intend to do so. At all times, we intend to make investments in such a manner as to enable BXP to maintain its qualification as a REIT, unless, due to changes in circumstances or to the Code, the Board of Directors of BXP determines that it is no longer in the best interest of BXP to qualify as a REIT. We may make loans to third parties, including, without limitation, to joint ventures in which we participate or in connection with the disposition of a property. We intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act. Our policies with respect to these and other activities may be reviewed and modified or amended from time to time by the Board of Directors of BXP.
Governmental Regulations
General
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, (1) federal securities laws and regulations, (2) applicable stock exchange requirements, and (3) federal, state and local laws and regulations related to (a) our status as a REIT and other tax laws and regulations, and (b) real property, the improvements thereon and the operation thereof, such as laws and regulations relating to the environment, health and safety, zoning, usage, building, fire and life safety codes, (4) the requirements of the Office of Foreign Assets Control of the United States Department of the Treasury and (5) the Americans with Disabilities Act of 1990. In addition to the discussion below, see “Item 1A – Risk Factors” for a discussion of these governmental regulations and other material risks to us, including, to the extent material, to our competitive position, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
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

For example, in February 1999, we (through a joint venture) acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. We developed an office park on the property. We engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Under the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to our ownership, (2) continue monitoring and/or remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify us for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses and contractual limitations, including time limits, and there can be no assurance that the amounts paid under the indemnity, if any, would be sufficient to cover the liabilities arising from any such releases and discharges.
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
Some of our properties and certain properties owned by our affiliates are located in urban, industrial and other previously developed areas where fill or current or historical use of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations, it is our practice to investigate the nature and extent of detected contamination, including potential issues associated with vapor intrusion concerns and/or potential contaminant migration to or from the subject property in ground water, assess potential liability risks and estimate the costs of required response actions and special handling procedures. We then use this information as part of our decision-making process with respect to the acquisition, deal structure and/or development of the property. For example, we own a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. We have developed an office park on this property. Prior to and during redevelopment activities, we engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.
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

Independent Director	Audit		Compensation		Nominating and Corporate Governance
Kelly A. Ayotte			X	(1)	X
Bruce W. Duncan	X				X
Karen E. Dykstra	X
Carol B. Einiger			X
Diane J. Hoskins					X
Joel I. Klein (2)
Matthew J. Lustig					X	(1)
David A. Twardock	X	(1)	X
William H. Walton III			X

X=Committee member, (1)=Committee Chair, (2)=Chairman of BXP’s Board of Directors
BXP has the following corporate governance documents and procedures in place:
•The Board of Directors has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. A copy of each of these charters is available on our website at http://www.bxp.com under the heading “Corporate Governance” and subheading “Committee Charters.”
•The Board of Directors has adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.bxp.com under the heading “Corporate Governance” and subheading “Governance Documents” with the name “Governance Guidelines.”
•The Board of Directors has adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by BXP’s directors, officers and employees. A copy of this code is available on our website at http://www.bxp.com under the heading “Corporate Governance” and subheading “Governance Documents” with the name “Code of Business Conduct and Ethics.” BXP intends to disclose on this website any amendment to, or waiver of, any provisions of this Code applicable to the directors and executive officers of BXP that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.
•The Board of Directors has established an ethics reporting system that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters, by telephone or over the internet.
•The Board of Directors has adopted a Policy on our Political Spending, a copy of which is available on our website at http://www.bxp.com under the heading “Corporate Governance” and subheading “Governance Documents” with the name “Policy on Political Spending.”
Competition
We compete in the leasing of office, life sciences, retail and residential space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than are available to us. In addition, our hotel property competes for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and to the manager of our one hotel, Marriott International, Inc.
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
In addition, we currently have six residential properties and may in the future decide to acquire or develop additional residential properties. As an owner, we will also face competition for prospective residents from other operators/owners whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
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
Item 1A. Risk Factors.
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. Throughout this section, we refer to the equity and debt securities of both BXP and BPLP as our “securities,” and the investors who own securities of BXP, BPLP or both, as our “securityholders.” These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 57.
Risks Related to Our Business and Operations
The COVID-19 pandemic has caused severe disruptions in the United States and global economies and we expect it will continue to materially and adversely affect our financial condition, results of operations, cash flows, liquidity and performance and that of our tenants.
The global impact of the COVID-19 pandemic continues to evolve and public health officials and governmental authorities, including those in all of the markets in which we operate, continue to implement measures restricting travel, issuing “stay-at-home” orders, restricting the types of businesses that may continue to operate (including the types of construction projects that may proceed) and the capacity at which businesses may operate. Most of these restrictions began in earnest in March 2020 and they quickly had a material adverse impact on economic and market conditions around the world, including the United States and the markets in which our properties are located, and on us. It is likely that the restrictions and measures of public health officials and governmental authorities will continue through the end of 2021 and possibly longer. There remains uncertainty regarding the duration and breadth of the COVID-19 pandemic. The degree to which the COVID-19 pandemic will continue to adversely impact our business, financial condition, results of operation, cash flows, liquidity and performance, and that of our tenants, will be driven primarily by the speed, effectiveness and distribution of vaccines, the duration of indirect economic impacts such as recession, dislocation in capital markets, and job loss, potential longer term changes in consumer and tenant behavior, as well as possible future governmental responses, which makes it impossible for us to predict with certainty the overall impact that COVID-19 will have on us and our tenants at this time. Factors related to COVID-19 that have had, or could have, a material adverse effect on our results of operations and financial condition, include:
•a complete or partial closure of, or other operational issues at, one or more of our properties resulting from government or tenant action, including delays in re-opening or subsequent closures of previously re-opened properties, which could adversely affect our operations and those of our tenants;

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
•the failure of our tenants to properly implement or deploy their business continuity plans, or if those plans are ineffective, could have a material adverse effect on our tenants’ businesses and their ability to pay rent;
•the impact of new or continued complete or partial shutdowns of the operations of one or more of our tenants’ businesses, including office, life sciences, hotel and retail tenants, and parking operators, temporary or long-term disruptions in our tenants’ supply chains from local, national and international suppliers or delays in the delivery of products, services or other materials necessary for our tenants’ operations, could force our tenants to reduce, delay or eliminate offerings of their products and services, which could result in less revenue, income and cash flow, and possibly their bankruptcy or insolvency, which in turn could:
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
•many of our retail and select office tenants have approached us seeking either rent concessions, deferrals or abatements, and the extent to which we grant these requests or instead seek to enforce our legal remedies could have a material adverse effect on our results of operations, liquidity and cash flows;
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
•our failure, or the failure of any of our joint venture partners, to meet our or their, as applicable, responsibilities or obligations to the other or to third parties, such as lenders, including a failure to contribute additional capital needed by the ventures or a default by a party under a joint venture agreement or other agreement relating to a joint venture, each of which, in our case, could result in dilution of our interest or a loss of our management and other rights relating to our joint ventures, and in the case of a joint venture partner, could result in our payment of the partner’s share of the additional capital;

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
•the impact and validity of interpretations of lease provisions and applicable laws related to claims by tenants regarding their obligations to pay rent as a result of COVID-19, and any adverse court rulings or decisions interpreting these provisions and laws, could have a material adverse effect on our results of operations and liquidity;
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
•adaptions made by companies in response to “stay-at-home” orders and future limitations on in-person work environments could lead to a sustained shift away from collective in-person work environments or relocations away from the cities in which we operate, either of which could adversely affect the overall demand for office space across our portfolio over the long term;
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
•we may, in managing our liquidity depending on business conditions, choose to pay dividends in our stock instead of cash, which may cause our stockholders to pay income taxes on the dividends without receiving a corresponding amount of cash;
•uncertainty as to the conditions that must be satisfied as government authorities continue to lift “stay-at-home” orders and public health officials continue the process of gradually returning Americans to work and whether government authorities will impose (or suggest) requirements on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages; and
•limited access to our facilities, management, tenants, support staff and professional advisors could decrease the effectiveness of our disclosure controls and procedures, internal controls over financial reporting and other risk mitigation strategies, increase our susceptibility to security breaches, hamper our ability to comply with regulatory obligations and prevent us from conducting our business as efficiently and effectively as we otherwise would have.
The full extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which remain highly uncertain and cannot be predicted with confidence at this time. The fluidity of the situation presents material uncertainty and risk with respect to our financial condition, results of operations, cash flows, liquidity and overall performance. Moreover, many risk factors detailed in this Item 1A titled “Risk Factors” are heightened risks as a result of the impact of the COVID-19 pandemic.
Our performance depends upon the economic climates of our markets—Boston, Los Angeles, New York, San Francisco and Washington, DC.
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
Adverse economic and geopolitical conditions, health crises and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of the following, among other potential consequences:
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans;
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors;
•one or more lenders under our line of credit could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.
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
Risks Related to Real Estate
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
Our economic performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our securityholders will be adversely affected. The following factors, among others, may adversely affect the income generated by our properties:
•downturns in the national, regional and local economic conditions (particularly increases in unemployment);
•competition from other office, life sciences, hotel, retail and residential buildings;

•local real estate market conditions, such as oversupply or reduction in demand for office, life sciences, hotel, retail or residential space;
•changes in interest rates and availability of financing;
•vacancies, changes in market rental rates and the need to periodically repair, renovate and re-let space;
•changes in space utilization by our tenants due to technology, economic conditions and business culture;
•increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;
•civil disturbances, earthquakes and other natural disasters or terrorist acts or acts of war which may result in uninsured or underinsured losses or decrease the desirability to our tenants in impacted locations;
•significant expenditures associated with each investment, such as debt service payments, real estate taxes (including reassessments and changes in tax laws), insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;
•declines in the financial condition of our tenants and our ability to collect rents from our tenants; and
•decreases in the underlying value of our real estate.
Our properties face significant competition.
We face significant competition from developers, owners and managers of office, life sciences and residential properties and other commercial real estate, including sublease space available from our tenants. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower rates than the space in our properties.
We face potential difficulties or delays renewing leases or re-leasing space.
We derive most of our income from rent received from our tenants. If a tenant experiences a downturn in its business or other types of financial distress, including as a result of the COVID-19 pandemic or due to the costs of additional federal, state or local tax burdens, it may be unable to make timely rental payments. Also, when our tenants decide not to renew their leases or terminate early, we may not be able to re-let the space or there could be a substantial delay in re-letting the space. Even if tenants decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to tenants, may be less favorable to us than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our securityholders could be adversely affected.
Changes in rent control or rent stabilization and eviction laws and regulations in our markets could have a material adverse effect on our residential portfolio’s results of operations and residential property values.
Various state and local governments have enacted, and may continue to enact, rent control or rent stabilization laws and regulations or take other actions that could limit our ability to raise rents or charge certain fees, such as pet fees or application fees. We have seen a recent increase in governments considering, or being urged by advocacy groups to consider, rent control or rent stabilization laws and regulations, including as a result of the COVID-19 pandemic. Depending on the extent and terms of future enactments of rent control or rent stabilization laws and regulations, as well as any lawsuits against us arising from such issues, such future enactments could have a material adverse effect on our residential portfolio’s results of operations and the value of our residential properties.
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
We intend to continue to develop and substantially renovate office, life sciences, retail and residential properties. Our current and future development and construction activities may be exposed to the following risks:
•we may be unable to proceed with the development of properties because we cannot obtain financing on favorable terms or at all;
•we may incur construction costs for a development project that exceed our original estimates due to increases in interest rates and increased materials, labor, leasing or other costs, which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;
•we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;
•we may abandon development opportunities after we begin to explore them and as a result we may lose deposits or fail to recover expenses already incurred;
•we may expend funds on and devote management’s time to projects that we do not complete;
•we may be unable to complete construction and/or leasing of a property on schedule or at all; and
•we may suspend development projects after construction has begun due to changes in economic conditions or other factors, and this may result in the write-off of costs, payment of additional costs or increases in overall costs when the development project is restarted.
Investment returns from our developed properties may be less than anticipated.
Our developed properties may be exposed to the following risks:
•we may lease developed properties at rental rates that are less than projected, or at a slower pace then projected, at the time we decide to undertake the development;
•operating expenses and construction costs may be greater than projected at the time of development, resulting in our investment being less profitable than we expected; and
•occupancy rates and rents at newly developed properties may fluctuate depending on a number of factors, including market and economic conditions, and may result in our investments being less profitable than we expected or not profitable at all.
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
As of December 31, 2020, the U.S. Government was one of our largest tenants by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a Federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal Government and bar us from entering into future leases and other contracts with the Federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
Our use of joint ventures limits our flexibility with respect to the assets they own and other assets we may wish to acquire.
In appropriate circumstances, we intend to develop, acquire and recapitalize properties in joint ventures with other persons or entities. We currently have joint ventures that are and are not consolidated within our financial statements. Our participation in joint ventures subjects us to risks, including but not limited to, the following risks that:
•we could become engaged in a dispute with any of our joint venture partners that might affect our ability to develop, finance or operate a property and could lead to the sale of either parties’ ownership interest or the property;
•some of our joint ventures are subject to debt and in the current credit markets the refinancing of such debt may require equity capital calls;
•our joint venture partners may default on their obligations necessitating that we fulfill their obligation ourselves;
•our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of properties or the commencement of development activities;
•our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest;
•our joint venture partners may have competing interests in our markets that could create conflicts of interest;
•our joint ventures may be unable to repay any amounts that we may loan to them; and
•our joint venture agreements may contain provisions limiting the liquidity of our interest for sale or sale of the entire asset.
We face the risk that third parties will not be able to service or repay loans we make to them.
From time to time, we have loaned and in the future may loan funds to (1) a third-party buyer to facilitate the sale of an asset by us to such third party, or (2) a third party in connection with the formation of a joint venture to acquire and/or develop a property. Making these loans subjects us to the following risks, each of which could have a material adverse effect on our cash flow, results of operations and/or financial condition:

•the third party may be unable to make full and timely payments of interest and principal on the loan when due;
•if the third-party buyer to whom we provide seller financing and utilizes the assets as collateral does not manage the property well, or the property otherwise fails to meet financial projections, performs poorly or declines in value, then the buyer may not have the funds or ability to raise new debt with which to make required payments of interest and principal to us;
•if we loan funds to a joint venture, and the joint venture is unable to make required payments of interest or principal, or both, or there are disagreements with respect to the repayment of the loan or other matters, then we could have a resulting dispute with our partner(s), and such a dispute could harm our relationship(s) with our partner(s) and cause delays in developing or selling the property or the failure to properly manage the property; and
•if we loan funds to a joint venture and the joint venture is unable to make required payments of interest and principal, or both, then we may exercise remedies available to us in the joint venture agreement that could allow us to increase our ownership interest or our control over major decisions, or both, which could result in an unconsolidated joint venture becoming consolidated with our financial statement; doing so could require us to reallocate the purchase price among the various asset and liability components and this could result in material changes to our reported results of operations and financial condition.
We face risks associated with property acquisitions.
We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios that could increase our size and result in alterations to our capital structure. Our acquisition activities and their success are subject to the following risks:
•even if we enter into an acquisition agreement for a property, we may be unable to complete that acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;
•we may be unable to obtain or assume financing for acquisitions on favorable terms or at all;
•acquired properties may fail to perform as expected;
•the actual costs of repositioning, redeveloping or maintaining acquired properties may be greater than our estimates;
•the acquisition agreement will likely contain conditions to closing, including completion of due diligence investigations to our satisfaction or other conditions that are not within our control, which may not be satisfied;
•acquired properties may be located in new markets, either within or outside the United States, where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area, costs associated with opening a new regional office and unfamiliarity with local governmental and permitting procedures;
•we may acquire real estate through the acquisition of the ownership entity subjecting us to the risks of that entity; and
•we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and this could have an adverse effect on our results of operations and financial condition.
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
We may acquire properties or invest in joint ventures that own properties subject to liabilities and without any recourse, or with only limited recourse, against the prior owners or other third parties with respect to unknown liabilities. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our results of operations and cash flow. Unknown liabilities with respect to acquired properties might include:
•liabilities for clean-up of undisclosed environmental contamination;
•claims by tenants, vendors or other persons against the former owners of the properties;
•liabilities incurred in the ordinary course of business; and
•claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.
Competition for acquisitions may result in increased prices for properties.
We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, and this competition may adversely affect us by subjecting us to the following risks:
•we may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and private REITs, institutional investment funds and other real estate investors; and
•even if we are able to acquire a desired property, competition from other real estate investors may significantly increase the purchase price.
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
Our ability to dispose of some of our properties is constrained by their tax attributes. Properties which we developed and have owned for a significant period of time or which we acquired through tax deferred contribution transactions in exchange for partnership interests in BPLP often have low tax bases. Furthermore, as a REIT, BXP may be subject to a 100% “prohibited transactions” tax on the gain from dispositions of property if BXP is deemed to hold the property primarily for sale to customers in the ordinary course of business, unless the disposition qualifies under a safe harbor exception for properties that have been held for at least two years and with respect to which certain other requirements are met. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or other opportunities that might otherwise be attractive to us, or to undertake such dispositions or other opportunities through a taxable REIT subsidiary, which would generally result in income taxes being incurred. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Code applicable to REITs, which in turn would impact our future cash flow and may increase our leverage. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we from time to time use like-kind exchanges, which are intended to qualify for non-

recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).
Because we own a hotel property, we face the risks associated with the hospitality industry.
The following factors, among others, are common to the hotel industry, and may reduce the receipts generated by our hotel property:
•our hotel property competes for guests with other hotels, a number of which may have greater marketing and financial resources than our hotel-operating business partners;
•if there is an increase in operating costs resulting from inflation and other factors, our hotel-operating business partners may not be able to offset such increase by increasing room rates;
•our hotel property is subject to the fluctuating and seasonal demands of business travelers and tourism; and
•our hotel property is subject to general and local economic and social conditions that may affect demand for travel in general, including war and terrorism.
In addition, because our hotel property is located in Cambridge, Massachusetts, it is subject to the Cambridge market’s fluctuations in demand, increases in operating costs and increased competition from additions in supply.
Due to the COVID-19 pandemic, our hotel closed in March 2020 and did not re-open until October 2020. As a result of the pandemic, the hotel has been operating at a diminished occupancy and generating minimal revenue. The closing of the hotel for more than two fiscal quarters, weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until a sufficient number of people have been vaccinated and the demand for travel and leisure returns to historical levels.
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
Due to the current COVID-19 pandemic, we anticipate the possibility of business interruption, loss of lease revenue and/or other associated expenses related to our operations across our portfolio. Because this is an ongoing situation it is not yet possible to quantify our losses and expenses, which continue to develop. Because of the complexity of our insurance policies and limited precedent for claims being made related to pandemics, it is not yet possible to determine if such losses and expenses will be covered by our insurance policies. Therefore, at this time, we are providing notice to the applicable insurers of the potential for claims in order to protect our rights under our policies.
We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, California earthquake risk and pandemics, in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.
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
We face risks associated with the physical effects of climate change.
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the central business districts of Boston, Los Angeles, New York, San Francisco and Washington, DC. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, extreme temperatures, rising sea-levels and/or drought. Over time, these conditions could result in declining demand for office space in our buildings or costs associated with infrastructure-related remediation projects. Climate change may also have indirect effects on our business by making property insurance unavailable or by increasing the cost of (i) property insurance on terms we find acceptable, (ii) real estate taxes or other assessments, (iii) energy and (iv) property maintenance. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
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
Environmental laws also govern the presence, maintenance and removal of asbestos and other building materials. For example, laws require that owners or operators of buildings containing asbestos:
•properly manage and maintain the asbestos;
•notify and train those who may come into contact with asbestos; and
•undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building.
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
Some of our properties are located in urban and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination. It is our policy to retain independent environmental consultants to conduct or update Phase I environmental site assessments and asbestos surveys with respect to our acquisition of properties. These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling. Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead and other contaminants in drinking water and, for soil and/or groundwater contamination where underground storage tanks are or were located or where other past site usage creates a potential environmental problem. Even though these environmental assessments are conducted, there is still the risk that:
•the environmental assessments and updates did not identify or properly address all potential environmental liabilities;
•a prior owner created a material environmental condition that is not known to us or the independent consultants preparing the assessments;
•new environmental liabilities have developed since the environmental assessments were conducted; and
•future uses or conditions such as changes in applicable environmental laws and regulations could result in environmental liability for us.
Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants can be alleged to be connected to allergic reactions or other adverse health effects. If these conditions were to occur at one of our properties, we may be subject to third-party claims for personal injury, or may need to undertake a targeted remediation program, including without limitation, special cleaning measures and steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s tenants or require rehabilitation of the affected property.
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
Risks Related to Our Indebtedness and Financing
An increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
As of February 22, 2021, we had approximately $500 million of outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at variable rates, and we may incur more indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.

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
We have had and may have in the future agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.  As of December 31, 2020, we had no tax protection or debt allocation agreement requirements that could restrict our ability to repay or finance debt.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
As of February 22, 2021, our Consolidated Debt was approximately $12.2 billion (excluding unconsolidated joint venture debt).
The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars and shares / units in thousands):

	February 22, 2021
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	155,806	155,806	$15,029,047
Common Operating Partnership Units	17,685	17,685	1,705,895	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity (A)		173,491	$16,934,942

Consolidated Debt (B)			$12,197,229

Consolidated Market Capitalization (A + B)			$29,132,171
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			41.87%
_______________
(1)Except for the Series B Cumulative Redeemable Preferred Stock, which is at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on February 22, 2021 of $96.46.
(2)Includes LTIP Units (including 2012 OPP Units and 2013 - 2018 MYLTIP Units), but excludes MYLTIP Units granted between 2019 and 2021.
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
We may invest cash balances in a variety of short-term investments that are intended to preserve principal value and maintain a high degree of liquidity while providing current income. From time to time, these investments may include (either directly or indirectly):
•direct obligations issued by the U.S. Treasury;
•obligations issued or guaranteed by the U.S. Government or its agencies;
•taxable municipal securities;
•obligations (including certificates of deposit) of banks and thrifts;
•commercial paper and other instruments consisting of short-term U.S. dollar denominated obligations issued by corporations and banks;
•repurchase agreements collateralized by corporate and asset-backed obligations;
•both registered and unregistered money market funds; and
•other highly rated short-term securities.
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
Risks Related to Our Organization and Structure
Conflicts of interest exist with holders of interests in BPLP.
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
Provisions in BXP’s charter and bylaws, BXP’s shareholder rights agreement and the limited partnership agreement of BPLP, as well as provisions of the Internal Revenue Code and Delaware corporate law, may:
•delay or prevent a change of control over BXP or a tender offer, even if such action might be beneficial to BXP’s stockholders; and
•limit BXP’s stockholders’ opportunity to receive a potential premium for their shares of common stock over then-prevailing market prices.
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
BPLP’s Partnership Agreement
BXP has agreed in the limited partnership agreement of BPLP not to engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners of BPLP other than BXP receives, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of BXP common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of BXP common stock received in the transaction. If these limited partners would not receive such consideration, we cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction. In addition, BXP has agreed in the limited partnership agreement of BPLP that it will not complete specified extraordinary transactions, including among others, business combinations, in which BXP receive the approval of its common stockholders unless (1) limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction or (2) the limited partners of BPLP are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if BXP’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before it can complete the transaction:
•holders of partnership interests in BPLP, including BXP, must vote on the matter;
•BXP must vote its partnership interests in the same proportion as its stockholders voted on the transaction; and
•the result of the vote of holders of partnership interests in BPLP must be such that had such vote been a vote of stockholders, the business combination would have been approved.

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
Risks Related to BXP’s Status as a REIT
Failure to qualify as a REIT would cause BXP to be taxed as a corporation, which would substantially reduce funds available for payment of dividends.
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
If BXP or any of its subsidiaries that are REITs fails to qualify as a REIT then, unless certain relief provisions apply, it will face serious tax consequences that will substantially reduce the funds available for payment of dividends for each of the years involved because:
•BXP would not be allowed a deduction for dividends paid to stockholders in computing its taxable income and would be subject to federal income tax at regular corporate rates;
•BXP also could be subject to the federal alternative minimum tax for tax years ending before January 1, 2018 and possibly increased state and local taxes; and
•unless BXP is entitled to relief under statutory provisions, BXP could not elect to be subject to tax as a REIT for four taxable years following the year during which it was disqualified.
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
We face possible adverse state and local tax audits and changes in state and local tax laws.
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
General Risk Factors
Changes in market conditions could adversely affect the market price of BXP’s common stock.
As with other publicly traded equity securities, the value of BXP’s common stock depends on various market conditions that may change from time to time. Among the market conditions that may affect the value of BXP’s common stock are the following:
•the extent of investor interest in our securities;
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our underlying asset value;
•investor confidence in the stock and bond markets, generally;
•national economic conditions;
•changes in tax laws;
•our financial performance;
•changes in our credit ratings; and
•general stock and bond market conditions, including changes in interest rates.

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
The Audit Committee of BXP’s Board of Directors oversees our risk management processes related to cybersecurity. It meets no less frequently than annually with our IT personnel and senior management to discuss recent trends in cyber risks and our strategy to defend our IT networks, business systems and information against cyber attacks and intrusions. Under the oversight of the Audit Committee, we implemented our cybersecurity standards and overall program by reference to the National Institute of Standards and Technology (“NIST”) Cyber Security Framework. As part of our overall cybersecurity program:

•we have implemented a continuous improvement methodology including, but not limited to, ongoing enhancements to processes and controls, quarterly control reviews, annual policy reviews, biannual penetration tests and annual investments in our security infrastructure;
•we annually assess our cybersecurity program against the NIST framework and periodically engage an outside consulting firm to conduct the assessment; and
•we conduct cybersecurity awareness training at least three times per year for our employees and primary on-site providers, and we conduct ongoing phishing simulations to raise awareness of spoofed or manipulated electronic communications and other critical security threats.
Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and intrusions and other events of varying degrees. To date, these events have not adversely affected our operations or business and have not been material, either individually or in the aggregate. However, a security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our tenants;
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding BXP’s qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•result in our inability to maintain the building systems relied upon by our tenants for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; and
•damage our reputation among our tenants and investors generally.
Any one or more of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
At December 31, 2020, we owned or had joint venture interests in 196 commercial real estate properties, aggregating approximately 51.2 million net rentable square feet of primarily Class A office properties, including six properties under construction/redevelopment totaling approximately 3.7 million net rentable square feet. Our properties consisted of (1) 177 office properties (including six properties under construction/redevelopment), (2) 12 retail properties, (3) six residential properties and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2020, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Leased as of December 31, 2020 (1)	Number of Buildings	Net Rentable Square Feet
Office
767 Fifth Avenue (The GM Building) (60% ownership)	New York, NY	89.3%	1	1,957,768
200 Clarendon Street	Boston, MA	98.0%	1	1,768,163
399 Park Avenue	New York, NY	90.4%	1	1,576,437
601 Lexington Avenue (55% ownership) (2)	New York, NY	97.6%	1	1,445,155
Salesforce Tower	San Francisco, CA	100.0%	1	1,420,682
Times Square Tower (55% ownership)	New York, NY	94.7%	1	1,241,443
100 Federal Street (55% ownership)	Boston, MA	98.2%	1	1,238,461
800 Boylston Street - The Prudential Center	Boston, MA	93.0%	1	1,235,538
Colorado Center (50% ownership) (3)	Santa Monica, CA	93.6%	6	1,128,600
Santa Monica Business Park (55% ownership) (3)	Santa Monica, CA	93.7%	14	1,102,722
Gateway Commons (50% Ownership) (3) (4)	South San Francisco, CA	82.0%	6	1,070,388
599 Lexington Avenue	New York, NY	99.3%	1	1,062,708
Bay Colony Corporate Center	Waltham, MA	81.0%	4	1,001,136
250 West 55th Street	New York, NY	99.4%	1	966,979
Embarcadero Center Four	San Francisco, CA	96.2%	1	941,138
111 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	860,455
Embarcadero Center One	San Francisco, CA	89.4%	1	822,264
Embarcadero Center Two	San Francisco, CA	90.7%	1	799,366
Atlantic Wharf Office (55% ownership)	Boston, MA	99.8%	1	793,823
Embarcadero Center Three	San Francisco, CA	91.5%	1	786,078
Dock 72 (50% ownership) (3)	Brooklyn, NY	33.1%	1	668,625
Metropolitan Square (20% ownership) (3)	Washington, DC	62.2%	1	654,145
South of Market	Reston, VA	76.5%	3	623,250
Mountain View Research Park	Mountain View, CA	76.3%	15	542,264
901 New York Avenue (25% ownership) (3)	Washington, DC	74.6%	1	541,990
Reservoir Place	Waltham, MA	90.1%	1	526,985
680 Folsom Street	San Francisco, CA	99.1%	2	524,793
101 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	506,476
Fountain Square	Reston, VA	80.7%	2	505,458
145 Broadway	Cambridge, MA	98.5%	1	488,862

Properties	Location	% Leased as of December 31, 2020 (1)	Number of Buildings	Net Rentable Square Feet
601 Massachusetts Avenue	Washington, DC	97.3%	1	478,818
2200 Pennsylvania Avenue	Washington, DC	97.8%	1	458,831
One Freedom Square	Reston, VA	64.1%	1	430,640
Two Freedom Square	Reston, VA	100.0%	1	421,865
Market Square North (50% ownership) (3)	Washington, DC	78.8%	1	417,979
880 & 890 Winter Street	Waltham, MA	78.5%	2	392,576
The Hub on Causeway - Podium (50% ownership) (3)	Boston, MA	98.3%	1	382,497
140 Kendrick Street	Needham, MA	99.4%	3	380,991
One and Two Discovery Square	Reston, VA	100.0%	2	366,989
888 Boylston Street - The Prudential Center	Boston, MA	100.0%	1	363,320
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	98.4%	1	355,083
One Reston Overlook	Reston, VA	100.0%	1	319,519
535 Mission Street	San Francisco, CA	95.7%	1	307,235
Waltham Weston Corporate Center	Waltham, MA	92.7%	1	301,611
Wisconsin Place Office	Chevy Chase, MD	82.3%	1	299,217
230 CityPoint	Waltham, MA	93.9%	1	296,212
17Fifty Presidents Street	Reston, VA	100.0%	1	275,809
Reston Corporate Center	Reston, VA	100.0%	2	261,046
355 Main Street	Cambridge, MA	99.0%	1	259,640
Democracy Tower	Reston, VA	98.4%	1	259,441
1330 Connecticut Avenue	Washington, DC	89.4%	1	253,941
10 CityPoint	Waltham, MA	98.1%	1	241,203
510 Carnegie Center	Princeton, NJ	—%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (3)	Washington, DC	98.5%	1	230,900
90 Broadway	Cambridge, MA	100.0%	1	223,771
3625-3635 Peterson Way (5)	Santa Clara, CA	100.0%	1	218,366
255 Main Street	Cambridge, MA	92.9%	1	215,394
20 CityPoint	Waltham, MA	62.4%	1	211,476
77 CityPoint	Waltham, MA	95.4%	1	209,712
Sumner Square	Washington, DC	97.0%	1	209,556
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street	Cambridge, MA	100.0%	1	195,191
North First Business Park (5)	San Jose, CA	61.9%	5	190,636
150 Broadway	Cambridge, MA	100.0%	1	177,226
Capital Gallery	Washington, DC	86.7%	1	176,078
191 Spring Street	Lexington, MA	100.0%	1	170,997
Lexington Office Park	Lexington, MA	67.4%	2	166,779
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	79.2%	1	159,468
Kingstowne Two	Alexandria, VA	70.2%	1	155,995
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	76.6%	1	151,355

Properties	Location	% Leased as of December 31, 2020 (1)	Number of Buildings	Net Rentable Square Feet
Kingstowne One	Alexandria, VA	93.0%	1	150,957
214 Carnegie Center	Princeton, NJ	43.2%	1	146,979
2440 West El Camino Real	Mountain View, CA	87.2%	1	141,392
506 Carnegie Center	Princeton, NJ	80.5%	1	138,616
200 West Street (6)	Waltham, MA	100.0%	1	134,921
Two Reston Overlook	Reston, VA	—%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	91.2%	1	134,068
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
Annapolis Junction Building Seven (50% ownership) (3)	Annapolis, MD	100.0%	1	127,229
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
101 Carnegie Center	Princeton, NJ	100.0%	1	121,620
502 Carnegie Center	Princeton, NJ	100.0%	1	121,460
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
Annapolis Junction Building Six (50% ownership) (3)	Annapolis, MD	75.2%	1	119,339
1265 Main Street (50% ownership) (3)	Waltham, MA	100.0%	1	114,969
7601 Boston Boulevard	Springfield, VA	100.0%	1	108,286
201 Spring Street	Lexington, MA	100.0%	1	106,300
7435 Boston Boulevard	Springfield, VA	83.4%	1	103,557
104 Carnegie Center	Princeton, NJ	63.6%	1	102,930
103 Carnegie Center	Princeton, NJ	68.5%	1	96,332
8000 Grainger Court	Springfield, VA	—%	1	88,775
33 Hayden Avenue	Lexington, MA	100.0%	1	80,876
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield VA	100.0%	1	75,756
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	56.3%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
250 Binney Street	Cambridge, MA	100.0%	1	67,362
302 Carnegie Center	Princeton, NJ	89.3%	1	64,926
195 West Street	Waltham, MA	—%	1	63,500
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
181 Spring Street	Lexington, MA	100.0%	1	55,793
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
7451 Boston Boulevard	Springfield, VA	67.4%	1	45,615
7300 Boston Boulevard	Springfield, VA	100.0%	1	32,000
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
17 Hartwell Avenue	Lexington, MA	100.0%	1	30,000
453 Ravendale Drive	Mountain View, CA	60.8%	1	29,620
7375 Boston Boulevard	Springfield, VA	100.0%	1	26,865
690 Folsom Street	San Francisco, CA	100.0%	1	26,080

Properties	Location	% Leased as of December 31, 2020 (1)		Number of Buildings	Net Rentable Square Feet
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500
Subtotal for Office Properties		90.0%		171	44,392,689
Retail
Prudential Center (retail shops)	Boston, MA	97.3%		1	594,771
Fountain Square Retail	Reston, VA	86.0%		1	216,591
Kingstowne Retail	Alexandria, VA	94.3%		1	88,288
Santa Monica Business Park Retail (55% ownership) (3)	Santa Monica, CA	90.1%		7	74,404
Star Market at the Prudential Center	Boston, MA	100.0%		1	57,236
The Point	Waltham, MA	84.7%		1	16,300
Subtotal for Retail Properties		94.2%		12	1,047,590
Residential
Signature at Reston (508 units)	Reston, VA	78.7%	(7)	1	517,783
The Avant at Reston Town Center (359 units)	Reston, VA	90.0%	(7)	1	355,374
The Skylyne (402 units) (8)	Oakland, CA	8.0%	(9)	1	330,996
Hub50House (440 units) (50% ownership) (3)	Boston, MA	51.4%	(10)	1	320,444
Proto Kendall Square (280 units)	Cambridge, MA	90.4%	(7)	1	166,717
The Lofts at Atlantic Wharf (86 units)	Boston, MA	88.4%	(7)	1	87,097
Subtotal for Residential Properties		63.1%		6	1,778,411	(11)
Hotel
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	16.4%	(12)	1	334,260	(13)
Subtotal for Hotel Property		16.4%		1	334,260
Subtotal for In-Service Properties		90.1%		190	47,552,950
Properties Under Construction/Redevelopment (14)
Office
325 Main Street	Cambridge, MA	90.0%		1	420,000
100 Causeway Street (50% ownership) (3)	Boston, MA	94.0%		1	632,000
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership) (3)	Bethesda, MD	100.0%		1	734,000
Reston Next (formerly Reston Gateway)	Reston, VA	85.0%		2	1,062,000
2100 Pennsylvania Avenue	Washington, DC	56.0%		1	480,000
Redevelopment
One Five Nine East 53rd Street (55% ownership) (15)	New York, NY	96.0%		—	220,000
200 West Street (16)	Waltham, MA	100.0%		—	138,000
Subtotal for Properties Under Construction/Redevelopment		87.0%		6	3,686,000
Total Portfolio				196	51,238,950
_______________
(1)Represents signed leases for in-service properties which revenue recognition has commenced in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)Excludes the portion that was removed from the in-service portfolio during the third quarter of 2016 as part of a planned redevelopment.

(3)Property is an unconsolidated joint venture.
(4)As a result of the partner’s deferred contribution, we own an approximately 55% interest in the joint venture at December 31, 2020. Future development projects will be owned 49% by us and 51% by our partner.
(5)Property is held for redevelopment.
(6)Excludes the portion that was removed from the in-service portfolio during the third quarter of 2019 as part of a planned redevelopment.
(7)Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2020.
(8)This property is subject to a 99-year ground lease (including extension options) with an option to purchase in the future.
(9)This property was completed and fully placed in-service on August 15, 2020 and is in its initial lease-up period. Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2020.
(10)This property was completed and fully placed in-service on July 24, 2020 and is in its initial lease-up period. Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2020.
(11)Includes 87,690 square feet of retail space which is approximately 57.4% leased as of December 31, 2020. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2020.
(12)Represents the weighted-average room occupancy for the year ended December 31, 2020. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2020. As a result of COVID-19, the Boston Marriott Cambridge was closed in March 2020 and did not re-open until October 2, 2020 with limited occupancy.
(13)Includes 4,260 square feet of retail space which is 100% leased as of December 31, 2020. Note that this amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2020.
(14)Represents percentage leased as of February 22, 2021, including leases with future commencement dates.
(15)The low-rise portion of 601 Lexington Avenue.
(16)Represents a portion of the property under redevelopment for conversion to life sciences space.
Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2020	2019	2018	2017	2016
Percentage leased (1)	90.1%	93.0%	91.4%	90.7%	90.2%
Average annualized revenue per square foot (2)	$72.67	$69.72	$66.63	$63.66	$62.54
_______________
(1)Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.
(2)Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2020, 2019, 2018, 2017 and 2016 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2020, 2019, 2018, 2017 and 2016 for the succeeding twelve-month period were $1.73, $1.70, $0.97, $1.67 and $1.18, respectively.

Top 20 Tenants by Square Feet
Our 20 largest tenants by square feet as of December 31, 2020 were as follows:

	Tenant	Square Feet (1)	% of In-Service Portfolio (1)
1.	salesforce.com	905,742	2.30%
2.	Arnold & Porter Kaye Scholer	813,679	2.07%
3.	U.S. Government	810,511	2.06%
4.	Biogen	772,212	1.96%
5.	Akamai Technologies	658,578	1.67%
6.	Ropes & Gray	539,467	1.37%
7.	Microsoft	520,814	1.32%
8.	Google	501,336	1.27%
9.	Shearman & Sterling	500,109	1.27%
10.	WeWork	442,517	1.12%
11.	Kirkland & Ellis	399,538	1.01%
12.	Wellington Management	350,102	0.89%
13.	Blue Cross Blue Shield	347,618	0.88%
14.	Bank of America	333,885	0.85%
15.	Mass Financial Services	313,584	0.80%
16.	Leidos	304,979	0.77%
17.	Weil Gotshal & Manges	272,593	0.69%
18.	Bain Capital	268,913	0.68%
19.	Bechtel Corporation	268,828	0.68%
20.	SAIC	260,780	0.66%
__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).
Tenant Diversification
Our tenant diversification by square feet as of December 31, 2020 was as follows:

Sector	% of In-Service Portfolio
Technology, Media and Life Sciences	30%
Legal Services	19%
Financial Services - all other	13%
Other Professional Services	9%
Financial Services - commercial and investment banking	7%
Real Estate & Insurance	7%
Retail	6%
Manufacturing	4%
Government / Public Administration	3%
Other	2%

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2020 (5)	467,288	$26,645,483	$57.02	$26,645,483	$57.02	1.03%
2021	3,231,092	181,992,737	56.33	183,314,717	56.73	7.10%
2022	2,810,834	180,036,563	64.05	177,956,865	63.31	6.17%
2023	2,295,877	161,451,754	70.32	173,362,217	75.51	5.04%
2024	3,769,171	248,606,447	65.96	259,372,010	68.81	8.28%
2025	2,860,586	184,320,258	64.43	196,043,305	68.53	6.28%
2026	3,676,130	297,198,209	80.85	324,783,712	88.35	8.07%
2027	2,220,883	157,823,302	71.06	174,295,528	78.48	4.88%
2028	2,460,447	176,441,733	71.71	201,169,416	81.76	5.40%
2029	2,397,528	169,990,187	70.90	197,213,941	82.26	5.27%
Thereafter	14,360,818	1,165,966,958	81.19	1,437,602,146	100.11	31.54%
 _______________
(1)Includes 100% of unconsolidated joint venture properties. Does not include residential units or the hotel.
(2)Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement tenants with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement tenant expires.
(3)Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2020 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2020 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(5)Represents leases that expired on December 31, 2020.

Item 3. Legal Proceedings.
We are subject to various legal proceedings and claims that arise in the ordinary course of business. Many of these matters are covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 22, 2021, BXP had approximately 1,106 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 22, 2021, there were approximately 311 holders of record and 173,490,466 common units outstanding, 155,805,646 of which were held by BXP.
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
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2015 through December 31, 2020, among BXP, Standard & Poor’s (“S&P”) 500 Index, FTSE Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the FTSE Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2015	2016	2017	2018	2019	2020
Boston Properties, Inc.	$100.00	$100.71	$106.64	$95.04	$119.82	$85.85
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Equity REIT Index	$100.00	$108.52	$114.19	$108.91	$137.23	$126.25
Office REIT Index	$100.00	$113.17	$119.11	$101.84	$133.83	$109.16

Boston Properties, Inc.
(a) During the three months ended December 31, 2020, BXP issued an aggregate of 82,953 shares of common stock in exchange for 82,953 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 37,460 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the common shares.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1, 2020 – October 31, 2020	428	(1)	$0.01	N/A	N/A
November 1, 2020 - November 30, 2020	—		—	N/A	N/A
December 1, 2020 – December 31, 2020	—		—	N/A	N/A
Total	428		$0.01	N/A	N/A
____________________
(1)Represents shares of restricted common stock of BXP repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
Boston Properties Limited Partnership
(a) Not Applicable.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2020 – October 31, 2020	2,713	(1)	$0.21	N/A	N/A
November 1, 2020 – November 30, 2020	—		—	N/A	N/A
December 1, 2020 – December 31, 2020	—		—	N/A	N/A
Total	2,713		$0.21	N/A	N/A
____________________
(1)Includes 428 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of an employee’s employment with BXP and 2,285 LTIP units that were repurchased by BPLP in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreements, such shares were repurchased at a price of $0.01 per share and such LTIP units were repurchased at a price $0.25 per unit, which were the amounts originally paid by such employees for such shares and units.

Item 6. Selected Financial Data.
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
The impact that COVID-19 has had on our business, financial position and results of operations during 2020 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. The impact of COVID-19 on our revenue, in particular lease, parking and hotel revenue was negatively impacted by COVID-19 for the year ended December 31, 2020, thus negatively impacting our FFO. These decreases are discussed under the heading “Comparison of the year ended December 31, 2020 to the year ended December 31, 2019” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Boston Properties, Inc.

	For the year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Statement of Operations Information:
Total revenue	$2,765,686	$2,960,562	$2,717,076	$2,602,076	$2,550,820
Expenses:
Rental operating	1,017,208	1,050,010	979,151	929,977	889,768
Hotel operating	13,136	34,004	33,863	32,059	31,466
General and administrative	133,112	140,777	121,722	113,715	105,229
Payroll and related costs from management services contracts	11,626	10,386	9,590	—	—
Transaction costs	1,531	1,984	1,604	668	2,387
Depreciation and amortization	683,751	677,764	645,649	617,547	694,403
Total expenses	1,860,364	1,914,925	1,791,579	1,693,966	1,723,253
Other income (expense):
Income (loss) from unconsolidated joint ventures	(85,110)	46,592	2,222	11,232	8,074
Gain on sale of investment in unconsolidated joint venture	—	—	—	—	59,370
Gains on sales of real estate	618,982	709	182,356	7,663	80,606
Interest and other income (loss)	5,953	18,939	10,823	5,783	7,230
Gains (losses) from investments in securities	5,261	6,417	(1,865)	3,678	2,273
Gains (losses) from early extinguishments of debt	—	(29,540)	(16,490)	496	(371)
Impairment losses	—	(24,038)	(11,812)	—	(1,783)
Losses from interest rate contracts	—	—	—	—	(140)
Interest expense	(431,717)	(412,717)	(378,168)	(374,481)	(412,849)
Net income	1,018,691	651,999	712,563	562,481	569,977
Net income attributable to noncontrolling interests	(145,964)	(130,465)	(129,716)	(100,042)	(57,192)
Net income attributable to Boston Properties, Inc.	872,727	521,534	582,847	462,439	512,785
Preferred dividends	(10,500)	(10,500)	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties, Inc. common shareholders	$862,227	$511,034	$572,347	$451,939	$502,285
Basic earnings per common share attributable to Boston Properties, Inc.:
Net income	$5.54	$3.31	$3.71	$2.93	$3.27
Weighted average number of common shares outstanding	155,432	154,582	154,427	154,190	153,715
Diluted earnings per common share attributable to Boston Properties, Inc.:
Net income	$5.54	$3.30	$3.70	$2.93	$3.26
Weighted average number of common and common equivalent shares outstanding	155,517	154,883	154,682	154,390	153,977

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet information:
Real estate, gross	$23,352,909	$22,889,010	$21,649,896	$21,096,642	$20,147,263
Real estate, net	17,818,807	17,622,212	16,752,119	16,507,008	15,925,028
Cash and cash equivalents	1,668,742	644,950	543,359	434,767	356,914
Total assets	22,858,190	21,284,905	20,256,477	19,372,233	18,851,643
Total indebtedness	13,047,758	11,811,806	11,007,757	10,271,611	9,796,133
Redeemable deferred stock units	6,897	8,365	—	—	—
Stockholders’ equity attributable to Boston Properties, Inc.	5,996,083	5,684,687	5,883,171	5,813,957	5,786,295
Equity noncontrolling interests	2,343,529	2,329,549	2,330,797	2,288,499	2,145,629

	For the year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share and percentage data)
Other Information:
Funds from Operations attributable to Boston Properties, Inc. common shareholders (1)	$978,191	$1,085,844	$974,489	$959,412	$927,747
Dividends declared per share	3.92	3.83	3.50	3.05	2.70
Cash flows provided by operating activities (2)	1,156,840	1,181,165	1,150,245	911,979	1,034,548
Cash flows used in investing activities (2)	(613,719)	(1,015,091)	(1,098,876)	(882,044)	(1,337,347)
Cash flows provided by (used in) financing activities (2)	484,322	(113,379)	82,453	55,346	(74,621)
Total square feet at end of year (including development projects)	51,239	51,969	51,586	50,339	47,704
In-service percentage leased at end of year	90.1%	93.0%	91.4%	90.7%	90.2%
 _______________
(1)Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of Nareit, we calculate Funds from Operations, or “FFO,” for BXP by adjusting net income attributable to Boston Properties, Inc. common shareholders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on BXP’s balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing BXP’s operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies. Amount represents BXP’s share, which was 90.03%, 89.77%, 89.83%, 89.82% and 89.70% for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively, after allocation to the noncontrolling interests.
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
(2)On January 1, 2018, we adopted Accounting Standards Update (“ASU”) ASU 2016-15 and ASU 2016-18 and retrospectively applied the guidance to our Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU 2016-15 and ASU 2016-18 required us to include Cash Held in Escrows with Cash and Cash Equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and required us to classify debt prepayment and extinguishment costs as a component of financing activities instead of as a component of operating activities in our Consolidated Statements of Cash Flows resulting in changes to the reported amounts of cash flows provided by (used in) operating, investing and financing activities.

Boston Properties Limited Partnership

	For the year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per unit data)
Statement of Operations Information:
Total revenue	$2,765,686	$2,960,562	$2,717,076	$2,602,076	$2,550,820
Expenses:
Rental operating	1,017,208	1,050,010	979,151	929,977	889,768
Hotel operating	13,136	34,004	33,863	32,059	31,466
General and administrative	133,112	140,777	121,722	113,715	105,229
Payroll and related costs from management services contracts	11,626	10,386	9,590	—	—
Transaction costs	1,531	1,984	1,604	668	2,387
Depreciation and amortization	676,666	669,956	637,891	609,407	682,776
Total expenses	1,853,279	1,907,117	1,783,821	1,685,826	1,711,626
Other income (expense):
Income (loss) from unconsolidated joint ventures	(85,110)	46,592	2,222	11,232	8,074
Gain on sale of investment in unconsolidated joint venture	—	—	—	—	59,370
Gains on sales of real estate	631,945	858	190,716	8,240	82,775
Interest and other income (loss)	5,953	18,939	10,823	5,783	7,230
Gains (losses) from investments in securities	5,261	6,417	(1,865)	3,678	2,273
Gains (losses) from early extinguishments of debt	—	(29,540)	(16,490)	496	(371)
Impairment losses	—	(22,272)	(10,181)	—	(1,783)
Losses from interest rate contracts	—	—	—	—	(140)
Interest expense	(431,717)	(412,717)	(378,168)	(374,481)	(412,849)
Net income	1,038,739	661,722	730,312	571,198	583,773
Net income attributable to noncontrolling interests:
Noncontrolling interests in property partnerships	(48,260)	(71,120)	(62,909)	(47,832)	2,068
Net income attributable to Boston Properties Limited Partnership	990,479	590,602	667,403	523,366	585,841
Preferred distributions	(10,500)	(10,500)	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,979	$580,102	$656,903	$512,866	$575,341
Basic earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$5.67	$3.37	$3.82	$2.99	$3.36
Weighted average number of common units outstanding	172,643	172,200	171,912	171,661	171,361
Diluted earnings per common unit attributable to Boston Properties Limited Partnership:
Net income	$5.67	$3.36	$3.81	$2.98	$3.35
Weighted average number of common and common equivalent units outstanding	172,728	172,501	172,167	171,861	171,623

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Balance Sheet information:
Real estate, gross	$22,976,100	$22,493,789	$21,251,540	$20,685,164	$19,733,872
Real estate, net	17,547,524	17,330,881	16,451,065	16,188,205	15,597,508
Cash and cash equivalents	1,668,742	644,950	543,359	434,767	356,914
Total assets	22,586,907	20,993,574	19,955,423	19,053,430	18,524,123
Total indebtedness	13,047,758	11,811,806	11,007,757	10,271,611	9,796,133
Noncontrolling interests	1,643,024	2,468,753	2,000,591	2,292,263	2,262,040
Redeemable deferred stock units	6,897	8,365	—	—	—
Boston Properties Limited Partnership partners’ capital	4,698,372	3,525,463	4,200,878	3,807,630	3,811,717
Noncontrolling interests in property partnerships	1,726,933	1,728,689	1,711,445	1,683,760	1,530,647

	For the year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per unit and percentage data)
Other Information:
Funds from operations attributable to Boston Properties Limited Partnership common unitholders (1)	$1,086,501	$1,209,601	$1,084,827	$1,068,119	$1,034,251
Distributions per common unit	3.92	3.83	3.50	3.05	2.70
Cash flows provided by operating activities (2)	1,156,840	1,181,165	1,150,245	911,979	1,034,548
Cash flows used in investing activities (2)	(613,719)	(1,015,091)	(1,098,876)	(882,044)	(1,337,347)
Cash flows provided by (used in) financing activities (2)	484,322	(113,379)	82,453	55,346	(74,621)
Total square feet at end of year (including development projects)	51,239	51,969	51,586	50,339	47,704
In-service percentage leased at end of year	90.1%	93.0%	91.4%	90.7%	90.2%
  _______________
(1)Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of Nareit, we calculate Funds from Operations, or “FFO,” for BPLP by adjusting net income attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on BPLP’s balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing BPLP’s operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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
(2)On January 1, 2018, we adopted ASU 2016-15 and ASU 2016-18 and retrospectively applied the guidance to our Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU 2016-15 and ASU 2016-18 required us to include Cash Held in Escrows with Cash and Cash Equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and required us to classify debt prepayment and extinguishment costs as a component of financing activities instead of as a component of operating activities in our Consolidated Statements of Cash Flows resulting in changes to the reported amounts of cash flows provided by (used in) operating, investing and financing activities.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
Forward-Looking Statements
This Annual Report on Form 10-K, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. Such statements are contained principally, but not only, under the captions “Business—Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on current beliefs or expectations of future events and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. Should one or more of these known or unknown risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
One of the most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements is the ongoing impact of the global COVID-19 pandemic on the U.S. and global economies, which has impacted, and is likely to continue to impact, us and, directly or indirectly, many of the other important factors below and the risks set forth in this Form 10-K in Part I, Item 1A.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the risks and uncertainties related to the impact of the COVID-19 global pandemic, including the duration, scope and severity of the pandemic domestically and internationally; federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures, as well as the effect of any relaxation of current restrictions, and the direct and indirect impact of such measures on our and our tenants' businesses, financial condition, results of operations, cash flows, liquidity and performance, and the U.S. and international economy and economic activity generally; the speed, effectiveness and distribution of vaccines, whether new or existing actions and measures continue to result in increasing unemployment that impacts the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent in a timely manner, in full or at all; the health, continued service and availability of our personnel, including our key personnel and property management teams; and the effectiveness or lack of effectiveness of governmental relief in providing assistance to individuals and large and small businesses, including our tenants, that have suffered significant adverse effects from COVID-19;
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
•risks associated with possible state and local tax audits; and
•risks associated with our dependence on key personnel whose continued service is not guaranteed.

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
Overview
BXP is one of the largest publicly-traded office real estate investment trusts (REITs) (based on total market capitalization as of December 31, 2020) in the United States that develops, owns and manages primarily Class A office properties. Our properties are concentrated in five markets in the United States - Boston, Los Angeles, New York, San Francisco and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent period and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of any expansion rights and general economic factors.

Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.4 years, as of December 31, 2020, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our top 20 office tenants was approximately 10.4 years as of December 31, 2020. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive advantage is based on the following attributes:
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
Outlook
Starting in March 2020, the COVID-19 pandemic negatively impacted global macroeconomic conditions. Following a drop in U.S. GDP of 31% in the second quarter of 2020, GDP growth in each of the third and fourth quarters of 2020 showed sequential quarterly improvements after the enactment of federal stimulus programs. While initial estimates indicate that GDP grew 4% in the fourth quarter of 2020, this was a decline from the third quarter as many of the stimulus programs began to expire toward the end of the year. U.S. stocks rose in November of 2020 as news about vaccine efficacy provided optimism. As we begin 2021, the U.S. economic recovery remains slow and operating conditions for several sectors, including commercial real estate, continue to be negatively impacted by the pandemic. The health of the overall economy and employment trends among professional workers have been, and we expect will continue to be, important drivers of office market conditions as vaccine distribution and efficacy drives a return to normal.
Late in the first quarter of 2020, public health officials and governmental authorities, including those in all of the markets in which we operate, reacted to the spread of the COVID-19 pandemic by imposing various regulatory measures, including quarantines, travel restrictions, issuing “stay-at-home” orders, restricting the types of businesses that could continue to operate (including the types of construction projects that could proceed), closing schools and otherwise limiting the size of gatherings. Although the state and local authorities in many of our regions eased those regulations in the second half of 2020 to allow for the return to work, the physical occupancy of our properties remained well below capacity for the remainder of 2020 as infection rates increased and most employers continued their COVID-19 response protocols and encouraged employees to work from home when possible.
The future impact of the pandemic on the demand for office space is unclear as companies consider the recessionary impact on their business and their demand for labor while, at the same time, evaluate their space requirements in light of their current and projected headcounts and the continued focus on social distancing and employees’ desire for more flexibility to work from home. Real estate is by nature a long-term business and we do not believe these considerations and ultimate decisions by tenants will evidence a clear trend in the short term. In the meantime, we believe our strategically located, high quality office properties will continue to be a component of today’s forward-thinking organizations that desire collaboration, innovation, productivity and culture, and we expect tenants will take advantage of the availability of Class A space and upgrade.
In the fourth quarter of 2020, we signed approximately 1.2 million square feet of new leases and renewals with a weighted-average lease term of approximately eight years, indicating that, despite headwinds, many prospective and existing tenants continue to commit to the long-term use of space and view our properties as their preferred choice for a premium Class A office environment. Included in our fourth quarter 2020 leasing activity were (1) an approximately 196,000 square foot, 20-year lease for the U.S. headquarters of a multinational automotive company at our Reston Next development in Reston, Virginia; (2) an approximately 138,000 square-foot, 10-year lease with a biotechnology company at 200 West Street in Waltham, Massachusetts and (3) an approximately 75,000 square-foot, seven-year lease with a leading healthcare technology company at 20 CityPoint, a development in Waltham, Massachusetts that we fully placed-in service in June 2020.

While the volume of leasing in the fourth quarter of 2020 was an improvement of approximately 350,000 square feet of leasing from the third quarter of 2020, new leasing activity in the fourth quarter of 2020 remained lower than it was prior to the COVID-19 pandemic as many existing and prospective tenants deferred decisions on their office space needs as they focused on their employees’ safety and managing their businesses through the recession and economic recovery.
The development of primarily pre-leased properties in supply-constrained markets with the strongest economic growth over time continues to be a cornerstone of our long-term growth strategy. As of December 31, 2020, we had approximately 3.7 million square feet of active developments and redevelopments in our pipeline, which are 87% pre-leased, as of February 22, 2021, to predominately credit-strong tenants with long-lease terms. Our development projects are projected to meet required delivery milestones as defined in our leases.
The health and safety of our employees, tenants, service providers and visitors continue to be our highest priorities. In the fourth quarter of 2020, we continued to operate in accordance with our health safety protocols in all in-service properties across our portfolio to provide a healthy and safe environment in accordance with the policies and applicable legal requirements in our regions.
Rent Collections
Cash rent payments for a particular month are generally due on the first day of that month (although tenants have varying grace periods). Our reported rent collection amounts are based on the total amount of rent billed by us, including all amounts from consolidated operations and all unconsolidated joint ventures, other than Gateway Commons, our residential properties and one hotel for which we do not handle billing.
During the fourth quarter of 2020, our rent collections as a percentage of the total amounts billed to all tenants were 99.1%.
•Approximately 96.2% of the total amounts billed were made to office tenants. Our fourth quarter rent collections from office tenants continued to be strong at 99.7%. Approximately 91.4% of our lease revenue in the fourth quarter of 2020 was generated by our office portfolio. Our office portfolio has long-term lease contracts and modest rollover exposure over the next few years.
•Approximately 3.8% of the total amounts billed related to retail leases. Our fourth quarter rent collections from retail tenants were 84.6%.
Revenue
As a result of the impact of the COVID-19 pandemic on the current economic environment and on the commercial real estate sector in particular, our fourth quarter 2020 revenues, when compared to fourth quarter 2019, continued to be adversely affected due to (1) write-offs of accrued rent balances, (2) declines in revenue from our retail tenants, parking and our single hotel, and (3) a decline in occupancy in our in-service office and retail properties due to a slowdown in new leasing activity for vacant and expiring space.
When evaluating the collectability of a tenant’s accrued rent and accounts receivable balances, management analyzes the tenant’s creditworthiness, current economic trends, including the impact of COVID-19 on a tenant’s business, and changes in the tenant’s payment patterns on a lease-by-lease basis. In the fourth quarter of 2020, we recorded write-offs totaling approximately $40.1 million, of which approximately $39.8 million were primarily associated with the write-off of accrued rent of all tenants in the co-working sector and approximately $0.3 million were associated with accounts receivable. These amounts represent the write-offs in our consolidated portfolio, plus our share of the write-offs from the unconsolidated joint ventures (calculated based on our ownership percentage), minus our partners’ share of write-offs from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). We will recognize lease revenue from tenants in the co-working sector on a cash basis commencing in the first quarter of 2021.
Our retail tenants were materially and adversely affected by the COVID-19 pandemic in 2020. Lease revenue from our retail leases was approximately $46.7 million in the fourth quarter of 2020, a $6.3 million, or 12.0%, decrease compared to $53.0 million during the fourth quarter of 2019.

In the fourth quarter of 2020, our parking and other revenue was approximately $15.9 million, representing a small decrease compared to $16.3 million of parking and other revenue in the third quarter of 2020, but a decrease of approximately $10.8 million, or 40%, compared to the fourth quarter of 2019. The year-over-year decline was largely due to the decline in transient parking revenue as employees continue to work from home amid safety concerns during the pandemic.
Our hotel property, the Boston Marriott Cambridge, re-opened in October 2020 but operated at diminished occupancy and generated only $0.5 million in revenue in the fourth quarter of 2020. Although this was an improvement from the third quarter of 2020 when the hotel was closed, our hotel revenue in the fourth quarter of 2020 decreased $11.3 million as compared to the fourth quarter of 2019. We expect hotel occupancy to remain low until a sufficient number of people have been vaccinated and the demand for travel and leisure returns to historical levels.
The overall occupancy of our in-service office and retail properties was 90.1% at December 31, 2020, a decrease of 290 basis points compared to 93.0% at December 31, 2019. The decrease was primarily due to fully placing in-service Dock 72, an approximately 669,000 square foot office property located in Brooklyn, New York in which we have a 50% ownership interest, which was only 33% leased, as of December 31, 2020, and a slowdown of leasing activity for available space.
Despite the concerns of the COVID-19 pandemic and the negative impact on economic conditions in our markets, we continue to be optimistic for our industry generally and our company in particular, given low interest rates, the high quality of our properties, the supply demand characteristics of our markets and the success of our development efforts. In addition, we anticipate our revenue from retail, parking and our hotel to improve as the pandemic subsides.
As a leading developer, owner and manager of marquee Class A office properties in the United States, our priorities remain focused on the following:
•ensuring tenant health, safety and satisfaction;
•leasing available space in our in-service and development properties, as well as proactively focusing on future lease expirations;
•completing the construction of our development properties;
•continuing and completing the redevelopment and repositioning of several key properties to increase future revenue and asset values over the long-term;
•maintaining discipline in our underwriting of investment opportunities;
•managing our near-term debt maturities and maintaining our conservative balance sheet; and
•actively managing our operations in a sustainable and responsible manner.
The following is an overview of portfolio activity and leasing activity in the fourth quarter and full year 2020.
During the fourth quarter of 2020, we signed leases across our portfolio totaling approximately 1.2 million square feet and we commenced revenue recognition on approximately 935,000 square feet of leases in second generation space, including lease renewals. Of these second generation leases, approximately 869,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 11% over the prior leases.
Consistent with our long-term investment strategy to invest in high-yielding development opportunities, in 2020, we completed and fully placed in-service approximately 1.8 million square feet of new development, including two office development properties that are each approximately 100% leased, including leases with future commencement dates: 17Fifty Presidents Street, an approximately 276,000 square foot property in Reston, Virginia, and 20 CityPoint, an approximately 211,000 square foot property in Waltham, Massachusetts. We also fully placed in-service Dock 72, an approximately 669,000 square foot office property located in Brooklyn, New York in which we have a 50% ownership interest, which was 33% leased as of December 31, 2020. In addition, during 2020 we fully placed in-service two residential properties: Hub50House, a 440 unit residential property in Boston, Massachusetts in which we have a 50% ownership interest, and The Skylyne, a 402 unit residential property in Oakland, California.

As of December 31, 2020, our construction/redevelopment pipeline consisted of six properties that, when completed, we expect will total approximately 3.7 million net rentable square feet. Three of these development/redevelopment projects are owned by joint ventures. Our share of the estimated total cost for these projects is approximately $2.2 billion, of which approximately $849 million remains to be invested as of December 31, 2020. Approximately 87% of the commercial space in these development projects was pre-leased as of February 22, 2021.
As we continue to focus on the development and acquisition of assets to enhance our long-term growth, we also continually review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market environment. For example, during 2020, we completed the sale of several properties and land parcels for aggregate net proceeds of $537.7 million (our share), including New Dominion Technology Park in Herndon, Virginia; approximately 455,000 square feet of Capital Gallery in Washington, DC; Annapolis Junction Building Eight and two parcels of land at Annapolis Junction Business Park in Annapolis, Maryland and a land parcel in Marlborough, Massachusetts. We expect to continue to sell select assets from time to time, subject to market conditions.
A brief overview of each of our markets follows.
Boston
Our Boston central business district (“CBD”) in-service portfolio was approximately 98% leased as of December 31, 2020. This includes approximately 225,000 square feet of retail leases, representing 2.3% of our Boston CBD portfolio, that we terminated due to the nonpayment of rent, but where the tenants have yet to vacate. During the fourth quarter of 2020, we executed approximately 451,000 square feet of leases and had approximately 171,000 square feet of leases commenced in the Boston region. Approximately 163,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 54% over the prior leases.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was approximately 99% leased as of December 31, 2020. During the fourth quarter of 2020, we continued our development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to an office tenant for a term of 15 years and we expect to deliver into service in 2022.
Waltham and the area surrounding the Route 128-Mass Turnpike interchange continue to comprise a popular submarket of Boston for leading and emerging companies in the life sciences, biotechnology and technology sectors. In our suburban portfolio, we continued the redevelopment of 200 West Street, an approximately 273,000 square feet Class A office property in Waltham, Massachusetts. The redevelopment is a conversion of approximately 138,000 square feet into life sciences space to meet growing demand in the life sciences sector. In the fourth quarter of 2020, we signed a 10-year lease with a new tenant for this life sciences space with occupancy expected by year-end 2021. With this lease, the property, including the office space, is approximately 100% leased. During the fourth quarter of 2020, we also signed a new 75,000 square-foot, seven-year lease with a leading healthcare technology company at 20 CityPoint, a Class A office property that was fully placed in-service in 2020. With this lease, the office portion of the property is 100% leased. Additionally, in the third quarter of 2020, we entered into an agreement with an existing joint venture partner for the future development of a 1.2 million square foot site in Waltham. The agreement allows for the phased development of office and life sciences properties across 41-acres and builds on our current footprint of approximately 4.3 million square feet of office and life sciences properties in this submarket.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused on West LA and includes Colorado Center, a 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of December 31, 2020, our LA in-service properties were approximately 94% leased.
We continue to explore opportunities to increase our presence by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity, either alone or with partners, to achieve accretive returns. In the third quarter of 2020, we acquired a 50% ownership interest in Beach Cities Media Campus, a 6.4-acre land site on the Rosecrans Corridor of the El Segundo submarket of Los Angeles. The site is fully entitled to support the future development of approximately 275,000 square feet of Class A creative office space and is located in the South Bay of Los Angeles, a creative cluster where several Fortune 500 and emerging office tenants in the technology, entertainment and financial sectors are located.
New York
As of December 31, 2020, our New York CBD in-service portfolio was approximately 90% leased. In addition, we executed approximately 93,000 square feet of leases and approximately 264,000 square feet of leases commenced in the fourth quarter of 2020. Of these leases, approximately 239,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 12% over the prior leases.
In the fourth quarter of 2020, we fully placed in-service Dock 72, an unconsolidated joint venture development located in Brooklyn, New York in which we own a 50% interest. The property consists of approximately 669,000 square feet of Class A office space and was 33% leased as of December 31, 2020. Excluding Dock 72, the remainder of the New York CBD in-service portfolio is approximately 94% leased. We recognized a $60.5 million non-cash impairment charge related to our investment in Dock 72 due to an increase in construction costs and an extension of the projected period to fully lease the property due to the COVID-19 pandemic, resulting in a lower current fair value.
San Francisco
In the fourth quarter of 2020, governmental authorities in San Francisco extended travel quarantines, stay-at-home orders and restrictions on the types of businesses that could continue to operate, including offices, except for non-essential workers, which impacted the pace of new leasing activity.
Our San Francisco CBD in-service properties were approximately 95% leased as of December 31, 2020. During the fourth quarter of 2020, we executed approximately 67,000 square feet of leases and we commenced approximately 50,000 square feet of leases in the San Francisco region. Of these leases, approximately 39,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 22% over the prior leases.
Washington, DC
In the Washington, DC region, we remain focused on (1) expanding our development potential in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong, (2) divesting of certain assets in Washington, DC and select suburban markets and (3) matching development sites with tenants to begin development with significant pre-leasing commitments. During the fourth quarter of 2020, we executed approximately 547,000 square feet of leases and we commenced approximately 229,000 square feet of leases in the Washington, DC region. Of these leases, approximately 207,000 square feet had been vacant for less than one year.
Our Washington, DC CBD in-service properties were approximately 84% leased, as of December 31, 2020, with modest near-term exposure, and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through the dispositions of assets.
Our Washington, DC suburban properties, which includes our significant presence in Reston, Virginia, were approximately 85% leased as of December 31, 2020. During the fourth quarter of 2020, we signed an approximately 196,000 square foot, 20-year lease with a tenant at Reston Next, our approximately 1.1 million square foot development, the new phase of Reston Town Center in Reston, Virginia. With this lease, the Reston Next development is 85% pre-leased, as of February 22, 2021, and we expect to place this property in-service in 2022.

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the year ended December 31, 2020:

Year ended December 31, 2020
Total Square Feet
Vacant space available at the beginning of the period	3,135,170
Property dispositions/properties taken out of service (1)	(150,193)
Properties placed (and partially placed) in-service (2)	824,665
Leases expiring or terminated during the period	5,446,846
Total space available for lease	9,256,488
1st generation leases	342,007
2nd generation leases with new tenants	2,034,259
2nd generation lease renewals	2,362,837
Total space leased (3)	4,739,103
Vacant space available for lease at the end of the period	4,517,385

Leases executed during the period, in square feet (4)	3,727,571

Second generation leasing information: (5)
Leases commencing during the period, in square feet	4,397,096
Weighted Average Lease Term	102 Months
Weighted Average Free Rent Period	151 Days
Total Transaction Costs Per Square Foot (6)	$78.68
Increase in Gross Rents (7)	15.22%
Increase in Net Rents (8)	23.34%
 __________________
(1)Total square feet of property dispositions/properties taken out of service during the year ended December 31, 2020 consists of 24,508 square feet due to the sale of a portion of Capital Gallery and 125,685 square feet due to the sale of Annapolis Junction Building Eight.
(2)Total square feet of properties placed (and partially placed) in-service during the year ended December 31, 2020 consists of 12,825 square feet at The Skylyne, 79,527 square feet at 20 CityPoint, 4,330 square feet at 685 Gateway, 5,156 square feet at 145 Broadway, 275,809 square feet at 17Fifty Presidents Street and 447,018 square feet at Dock 72.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the year ended December 31, 2020.
(4)Represents leases executed during the year ended December 31, 2020 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the year ended December 31, 2020 is 758,340. Amounts for the year ended December 31, 2020 exclude lease modifications related to COVID-19 covering an aggregate of 4,687,343 square feet that were executed in the year ended December 31, 2020, to provide cash rent deferrals and/or abatements. Of these lease modifications, the lease terms associated with 637,713 square feet were extended for a period of 12 or more months during the year ended December 31, 2020.
(5)Second generation leases are defined as leases for space that had previously been leased by us. Of the 4,397,096 square feet of second generation leases that commenced during the year ended December 31, 2020, leases for 3,643,912 square feet were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 3,670,156 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2020; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 3,670,156 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2020; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
For descriptions of significant transactions that we completed during 2020, see “Item 1. Business—Transactions During 2020.”
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

Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset may be impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our hold strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and we will not have significant continuing involvement following the sale. Discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The components of the property’s net income that are reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). We generally consider assets to be “held for sale” when the transaction has been approved by BXP’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell.
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
Accounts of the consolidated entity are included in our accounts and the noncontrolling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, our net equity investment is reflected within the Consolidated Balance Sheets, and our share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, our recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. We may account for cash distributions in excess of our investment in an unconsolidated joint venture as income when we are not the general partner in a limited partnership and when we have neither the requirement nor the intent to provide financial support to the joint venture. We classify distributions received from equity method investees within our Consolidated Statements of Cash Flows using the nature of the distribution approach, which classifies the distributions received on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). Our investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods.
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
The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 6 to the Consolidated Financial Statements.
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
For the year ended December 31, 2020, the impact of the net adjustments of rents from “above-” and “below-market” leases increased lease revenue by approximately $6.5 million. For the year ended December 31, 2020, the impact of the straight-line rent adjustment increased lease revenue by approximately $104.9 million. Those amounts exclude the adjustment of rents from “above-” and “below-market” leases and straight-line income from unconsolidated joint ventures, which are disclosed in Note 6 to the Consolidated Financial Statements.
Our leasing strategy is generally to secure creditworthy tenants that meet our underwriting guidelines. Furthermore, following the initiation of a lease, we continue to actively monitor the tenant’s creditworthiness to ensure that all tenant related assets are recorded at their realizable value. When assessing tenant credit quality, we:
•review relevant financial information, including:
•financial ratios;
•net worth;
•revenue;
•cash flows;
•leverage; and
•liquidity;
•evaluate the depth and experience of the tenant’s management team; and
•assess the strength/growth of the tenant’s industry.
As a result of the underwriting process, tenants are then categorized into one of three categories:
(1)acceptable-risk tenants;
(2)the tenant’s credit is such that we may require collateral, in which case we:
•may require a security deposit; and/or
•may reduce upfront tenant improvement investments; or
(3)the tenant’s credit is below our acceptable parameters.
We must make estimates as to the collectability of our accrued rent and accounts receivable related to lease revenue. Management analyzes accrued rent and accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the novel coronavirus (“COVID-19”) pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the collectability of the tenant’s receivable balance, including the accrued rent receivable, on a lease-by-lease basis. We write-off the tenant’s receivable balance, including the accrued rent receivable, if we consider the balances no longer probable of collection. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims If the balances are considered no longer probable of collection and therefore written off, we will cease to recognize lease income, including straight-line rent, unless cash is received. If we subsequently determine that we are probable we will collect substantially all the remaining lessee’s lease payments under the lease term, we will then reinstate the straight-line balance, adjusting for the amount related to the period when the lease payments were considered not probable. If our estimate of collectability differ from the cash received, then the timing and amount of our reported revenue could be impacted. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
The weighted-average term of our in-place leases, excluding residential units, was approximately 7.4 years, as of December 31, 2020, including leases signed by our unconsolidated joint ventures. The credit risk is mitigated by the high quality of our existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of our portfolio to identify potential problem tenants.
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred (See “Leases” ). We recognize these reimbursements on a gross basis, as we obtain control of the goods and services before they are transferred to the tenant. We also receive reimbursements of payroll and payroll related costs from unconsolidated joint venture entities and third party property owners in connection with management services contracts which we reflect on a gross basis instead of on a net basis as we have determined that we are the principal and not the agent under these arrangements in accordance with the guidance in ASC 606 “Revenue from Contracts with Customers” (“ASC 606”).

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
Leases
Lessee
For leases in which we are the lessee (generally ground leases), in accordance with ASC 842 we recognize a right-of-use asset and a lease liability. We made the policy election to not apply the revenue recognition requirements of ASC 842 to short-term leases. This policy election is made by class of underlying assets and as described below, we consider real estate to be a class of underlying assets, and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature. We will recognize the lease payments in net income on a straight-line basis over the lease term.
The lease liability is equal to the present value of the minimum lease payments in accordance with ASC 842. We will use our incremental borrowing rate (“IBR”) to determine the net present value of the minimum lease payments. In order to determine the IBR, we utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. The approach required significant judgment. Therefore, we utilized different data sets to estimate base IBRs via an analysis of the following weighted-components:
•the interpolated rates from yields on outstanding U.S. Treasury issuances for up to 30 years and for years 31 and beyond, longer-term publicly traded educational institution debt issued by high credit quality educational institutions with maturity dates exceeding 31 years,
•observable mortgage rates spread over U.S. Treasury issuances, and
•unlevered property yields and discount rates.

We then applied adjustments to account for considerations related to term and interpolated the IBR.

Lessor
We lease primarily Class A office, life sciences, retail and residential space to tenants. These leases may contain extension and termination options that are predominately at the sole discretion of the tenant, provided certain conditions are satisfied. In a few instances, the leases also contain purchase options, which would be exercisable at fair market value. Also, certain of our leases include rental payments that are based on a percentage of the tenant sales in excess of contractual amounts.
Per ASC 842, lessors do not need to separate nonlease components from the associated lease component if certain criteria stated above are met for each class of underlying assets. The guidance in ASC 842 defines “underlying asset” as “an asset that is the subject of a lease for which a right to use that asset has been conveyed to a lessee. The underlying asset could be a physically distinct portion of a single asset.” Based on the above guidance, we consider real estate assets as a class of underlying assets and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature.
Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Nonlease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with ASC 606. We consider common area maintenance (CAM) and service income associated with tenant work orders to be nonlease components because they represent delivery of a separate service but are not considered a cost of securing the identified asset. In the case of our business, the identified asset would be the leased real estate (office, life sciences, retail or residential).
We assessed and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. We determined that the predominant component was the lease component and as such our leases will continue to qualify as operating leases and we have made a policy election to account for and present the lease component and the nonlease component as a single component in the revenue section of the Consolidated Statements of Operations labeled Lease. Prior to the January 1, 2019 adoption of ASC 842, nonlease components had been included within Recoveries from Tenants Revenue, Parking and Other Revenue and Development and Management Services Revenue on our Consolidated Statements of Operations.
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred.
In addition, in accordance with ASC 842, lessors will only capitalize incremental direct leasing costs. As a result, upon adoption of ASC 842 on January 1, 2019, we no longer capitalizes non-incremental legal costs and internal leasing wages. These costs are expensed as incurred. The expensing of these items is included within General and Administrative Expense on the Consolidated Statements of Operations.
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
We follow the authoritative guidance for fair value measurements when valuing our financial instruments for disclosure purposes The table below presents the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized as defined in ASC 820 “Fair Value Measurements and Disclosures”.

Financial Instrument	Level
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Mortgage notes payable	Level 3
Unsecured term loan / line of credit	Level 3
_______________
(1) If trading volume for the period is low, the valuation could be categorized as Level 2.
Because our valuations of our financial instruments are based on the above Levels and involve the use of estimates, the actual fair values of our financial instruments may differ materially from those estimates.
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
Income Taxes
Boston Properties Inc.
BXP has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). BXP’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BXP’s consolidated taxable REIT subsidiaries. BXP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BXP had no uncertain tax positions recognized as of December 31, 2020 and 2019. At December 31, 2020, BXP’s tax returns for the years 2017 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.
We own a hotel property that we lease to one of our taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, BXP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.
The net difference between the tax basis and the reported amounts of BXP’s assets and liabilities was approximately $2.0 billion and $1.7 billion as of December 31, 2020 and 2019, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BXP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income (unaudited):

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Net income attributable to Boston Properties, Inc.	$872,727	$521,534	$582,847
Straight-line rent and net “above-” and “below-market” rent adjustments	(90,144)	(65,111)	(53,080)
Book/Tax differences from depreciation and amortization	106,203	125,281	109,756
Book/Tax differences from interest expense	—	—	(18,190)
Book/Tax differences on gains/(losses) from capital transactions	(345,854)	51,555	(26,428)
Book/Tax differences from stock-based compensation	42,576	49,123	48,817
Tangible Property Regulations	(144,981)	(148,157)	(128,639)
Other book/tax differences, net	117,166	(15,221)	56,870
Taxable income	$557,693	$519,004	$571,953
Boston Properties Limited Partnership
The partners are required to report their respective share of BPLP’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BPLP’s consolidated taxable REIT subsidiaries. BPLP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BPLP had no uncertain tax positions recognized as of December 31, 2020 and 2019.
We own a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, BPLP had recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.
The net difference between the tax basis and the reported amounts of BPLP’s assets and liabilities was approximately $2.9 billion and $2.7 billion as of December 31, 2020 and 2019, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BPLP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income (unaudited):

	For the year ended December 31,
	2020	2019	2018
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$990,479	$590,602	$667,403
Straight-line rent and net “above-” and “below-market” rent adjustments	(100,375)	(72,687)	(59,199)
Book/Tax differences from depreciation and amortization	101,470	124,108	109,673
Book/Tax differences from interest expense	—	—	(20,287)
Book/Tax differences on gains/(losses) from capital transactions	(359,497)	56,955	5,762
Book/Tax differences from stock-based compensation	47,408	54,838	54,445
Tangible Property Regulations	(161,435)	(165,395)	(143,468)
Other book/tax differences, net	121,397	(20,177)	70,003
Taxable income	$639,447	$568,244	$684,332

Recent Accounting Pronouncements
For a discussion concerning new accounting pronouncements that may have an effect on our Consolidated Financial Statements, see Note 2 to the Consolidated Financial Statements.
Results of Operations for the Years Ended December 31, 2020 and 2019
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.
The impact that COVID-19 has had on our business, financial position and results of operations during the year ended December 31, 2020 is discussed throughout this Annual Report on Form 10-K. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. In addition, we cannot predict the impact that COVID-19 will have on our tenants, employees, contractors, lenders, suppliers, vendors and joint venture partners and any material adverse effect on these parties could also have a material adverse effect on us. The situation surrounding COVID-19 remains fluid, and we are actively managing our response in collaboration with tenants, government officials and joint venture partners and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. See Item 1A: “Risk Factors” for additional details.
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $351.2 million and $399.9 million for the year ended December 31, 2020 compared to 2019, respectively, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2020 to the year ended December 31, 2019” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2020 and 2019 (in thousands):

Boston Properties, Inc.

	Year ended December 31,
	2020	2019	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$862,227	$511,034	$351,193	68.72%
Preferred dividends	10,500	10,500	—	—%
Net Income Attributable to Boston Properties, Inc.	872,727	521,534	351,193	67.34%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	97,704	59,345	38,359	64.64%
Noncontrolling interests in property partnerships	48,260	71,120	(22,860)	(32.14)%
Net Income	1,018,691	651,999	366,692	56.24%
Other Expenses:
Add:
Interest expense	431,717	412,717	19,000	4.60%
Loss from early extinguishment of debt	—	29,540	(29,540)	(100.00)%
Impairment loss	—	24,038	(24,038)	(100.00)%
Other Income:
Less:
Gains from investments in securities	5,261	6,417	(1,156)	(18.01)%
Interest and other income (loss)	5,953	18,939	(12,986)	(68.57)%
Gains on sales of real estate	618,982	709	618,273	87,203.53%
Income (loss) from unconsolidated joint ventures	(85,110)	46,592	(131,702)	(282.67)%
Other Expenses:
Add:
Depreciation and amortization expense	683,751	677,764	5,987	0.88%
Transaction costs	1,531	1,984	(453)	(22.83)%
Payroll and related costs from management services contracts	11,626	10,386	1,240	11.94%
General and administrative expense	133,112	140,777	(7,665)	(5.44)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	11,626	10,386	1,240	11.94%
Development and management services revenue	29,641	40,039	(10,398)	(25.97)%
Net Operating Income	$1,694,075	$1,826,123	$(132,048)	(7.23)%

Boston Properties Limited Partnership

	Year ended December 31,
	2020	2019	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$979,979	$580,102	$399,877	68.93%
Preferred distributions	10,500	10,500	—	—%
Net Income Attributable to Boston Properties Limited Partnership	990,479	590,602	399,877	67.71%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	48,260	71,120	(22,860)	(32.14)%
Net Income	1,038,739	661,722	377,017	56.98%
Other Expenses:
Add:
Interest expense	431,717	412,717	19,000	4.60%
Loss from early extinguishment of debt	—	29,540	(29,540)	(100.00)%
Impairment loss	—	22,272	(22,272)	(100.00)%
Other Income:
Less:
Gains from investments in securities	5,261	6,417	(1,156)	(18.01)%
Interest and other income (loss)	5,953	18,939	(12,986)	(68.57)%
Gains on sales of real estate	631,945	858	631,087	73,553.26%
Income (loss) from unconsolidated joint ventures	(85,110)	46,592	(131,702)	(282.67)%
Other Expenses:
Add:
Depreciation and amortization expense	676,666	669,956	6,710	1.00%
Transaction costs	1,531	1,984	(453)	(22.83)%
Payroll and related costs from management services contracts	11,626	10,386	1,240	11.94%
General and administrative expense	133,112	140,777	(7,665)	(5.44)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	11,626	10,386	1,240	11.94%
Development and management services revenue	29,641	40,039	(10,398)	(25.97)%
Net Operating Income	$1,694,075	$1,826,123	$(132,048)	(7.23)%

At each of December 31, 2020 and 2019, we owned or had joint venture interests in a portfolio of 196 commercial real estate properties (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is meaningful. Therefore, the comparison of operating results for the years ended December 31, 2020 and 2019 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the year ended December 31, 2020 to the year ended December 31, 2019
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 139 properties totaling approximately 38.6 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2019 and owned and in service through December 31, 2020. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2019 or disposed of on or prior to December 31, 2020. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2020 and 2019 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2020	2019	Increase/ (Decrease)	% Change	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,492,058	$2,593,591	$(101,533)	(3.91)%	$13,911	$4,920	$63,397	$10,987	$4,024	$10,368	$26,386	$86,608	$2,599,776	$2,706,474	$(106,698)	(3.94)%
Termination Income	8,914	14,623	(5,709)	(39.04)%	—	—	—	—	—	—	59	580	8,973	15,203	(6,230)	(40.98)%
Lease Revenue	2,500,972	2,608,214	(107,242)	(4.11)%	13,911	4,920	63,397	10,987	4,024	10,368	26,445	87,188	2,608,749	2,721,677	(112,928)	(4.15)%
Parking and Other	66,521	99,625	(33,104)	(33.23)%	15	—	2,086	—	20	127	1,404	3,205	70,046	102,957	(32,911)	(31.97)%
Total Rental Revenue (1)	2,567,493	2,707,839	(140,346)	(5.18)%	13,926	4,920	65,483	10,987	4,044	10,495	27,849	90,393	2,678,795	2,824,634	(145,839)	(5.16)%
Real Estate Operating Expenses	964,228	988,400	(24,172)	(2.45)%	6,445	1,989	12,307	1,795	5,167	8,820	10,322	33,021	998,469	1,034,025	(35,556)	(3.44)%
Net Operating Income (Loss), Excluding Residential and Hotel	1,603,265	1,719,439	(116,174)	(6.76)%	7,481	2,931	53,176	9,192	(1,123)	1,675	17,527	57,372	1,680,326	1,790,609	(110,283)	(6.16)%
Residential Net Operating Income (Loss) (2)	21,513	20,929	584	2.79%	—	—	(2,106)	—	—	—	—	—	19,407	20,929	(1,522)	(7.27)%
Hotel Net Operating Income (Loss) (2)	(5,658)	14,585	(20,243)	(138.79)%	—	—	—	—	—	—	—	—	(5,658)	14,585	(20,243)	(138.79)%
Net Operating Income (Loss)	$1,619,120	$1,754,953	$(135,833)	(7.74)%	$7,481	$2,931	$51,070	$9,192	$(1,123)	$1,675	$17,527	$57,372	$1,694,075	$1,826,123	$(132,048)	(7.23)%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 76. Residential Net Operating Income for the year ended December 31, 2020 and 2019 is comprised of Residential Revenue of $38,146 and $36,914 less Residential Expenses of $18,739 and $15,985, respectively. Hotel Net Operating Income for the year ended December 31, 2020 and 2019 is comprised of Hotel Revenue of $7,478 and $48,589 less Hotel Expenses of $13,136 and $34,004, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio decreased by approximately $101.5 million for the year ended December 31, 2020 compared to 2019. Approximately $87.3 million of the decrease was related to write-offs, which are discussed below. In addition to the impact of the write-offs, we experienced an approximately $14.2 million decrease due to our average occupancy decreasing from 93.9% to 93.2%. Average revenue per square foot was approximately the same for both years.
Under ASC 842, the write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the year ended December 31, 2020, for our Same Property Portfolio, we wrote off approximately $65.4 million and $21.9 million of accrued rent and accounts receivable balances, respectively. These write-offs related to tenants, primarily in the retail, entertainment and co-working sectors, that either terminated their leases or for which we determined that substantially all of their amount owed, related to accrued rent and/or accounts receivable balances, were no longer probable of collection.
In addition, as a result of COVID-19, for the Same Property Portfolio, during 2020, we executed lease modification agreements for approximately 3.5 million square feet and granted approximately $63.9 million of cash rent abatements and deferrals, of which approximately $50.0 million related to rental charges for 2020. Although some of the lease modifications were deferrals under which we expect the tenant will pay us in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for a year or more) or providing for a period of time where the tenant will only pay percentage rent. As a result of the lease modification agreements that extended the lease term, we expect to see an increase in the cash rent we will receive in the future.
In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (“Lease Modification Q & A”) related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, our accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during 2020.
We expect the volume of lease modifications as a result of COVID-19 to decrease as vaccines are rolled out and the pandemic subsides. However, the degree to which our tenants’ businesses are negatively impacted by COVID-19 may leave some tenants still unable to meet their rental payment obligations and result in a reduction in our cash flows. We may write off additional accrued rent or accounts receivable balances and this could have a material adverse effect on lease revenue. See Item 1A: “Risk Factors” for additional details.
Termination Income
Termination income decreased by approximately $5.7 million for the year ended December 31, 2020 compared to 2019.
Termination income for the year ended December 31, 2020 related to 38 tenants across the Same Property Portfolio and totaled approximately $8.9 million, which was primarily related to tenants that terminated leases early in the New York region.
Termination income for the year ended December 31, 2019 related to 39 tenants across the Same Property Portfolio and totaled approximately $14.6 million, of which approximately $8.2 million is from two tenants that terminated leases early at 399 Park Avenue in New York City.
Parking and Other Revenue
Parking and other revenue decreased by approximately $33.1 million for the year ended December 31, 2020 compared to 2019. Parking revenue decreased by approximately $34.7 million while other revenue increased by approximately $1.6 million. The decrease in parking revenue was primarily due to a decrease in transient and monthly parking.

During the majority of 2020, with stay-at-home orders in effect, business closures and people working remotely in a majority of regions in which our properties are located, we generated minimal hourly/daily parking revenue. As a result, for the year ended December 31, 2020, transient and monthly parking decreased by approximately $24.1 million and $8.0 million, respectively, compared to 2019. However, as these conditions shifted, and stay-at-home orders were partially or fully lifted, businesses began to open, people began to return to working in an office setting, and, as we expected, we have begun to see, an increase in parking revenue. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio decreased by approximately $24.2 million, or 2.4%, for the year ended December 31, 2020 compared to 2019, due primarily to decreases in utility and cleaning expense of approximately $11.9 million, or 13.7%, and $20.8 million, or 19.1%, respectively, partially offset by an increase in other real estate operating expenses of $8.5 million, or 1.1%. The decreases in utility and cleaning expense were experienced across the portfolio and were primarily driven by a decrease in physical tenant occupancy, which led to lower demand for electricity, HVAC, and cleaning.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2019 and December 31, 2020. Rental revenue and real estate operating expenses increased by approximately $9.0 million and $4.5 million, respectively, for the year ended December 31, 2020 compared to 2019, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2020	2019	Change	2020	2019	Change
			(dollars in thousands)
880 and 890 Winter Street	August 27, 2019	392,576	$13,527	$4,920	$8,607	$5,575	$1,989	$3,586
777 Harrison Street (1)	June 26, 2020	N/A	399	—	399	870	—	870
		392,576	$13,926	$4,920	$9,006	$6,445	$1,989	$4,456
_______________
(1)Formerly known as Fourth + Harrison and 425 Fourth Street.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2019 and December 31, 2020. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $54.7 million and $12.8 million, respectively, for the year ended December 31, 2020 compared to 2019, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
Office
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$7,246	$3,320	$3,926	$2,782	$1,048	$1,734
145 Broadway	Fourth Quarter, 2019	Fourth Quarter, 2019	488,862	44,898	7,667	37,231	5,631	747	4,884
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	13,339	—	13,339	3,894	—	3,894
Total Office			976,147	65,483	10,987	54,496	12,307	1,795	10,512

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	155	—	155	2,261	—	2,261
Total Residential			330,996	155	—	155	2,261	—	2,261
			1,307,143	$65,638	$10,987	$54,651	$14,568	$1,795	$12,773

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2019 and December 31, 2020. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $6.5 million and $3.7 million, respectively, for the year ended December 31, 2020 compared to 2019.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2020	2019	Change	2020	2019	Change
			(dollars in thousands)
One Five Nine East 53rd Street (1)	August 19, 2016	220,000	$(1,041)	$3,736	$(4,777)	$1,504	$1,999	$(495)
325 Main Street (2)	May 9, 2019	115,000	36	(704)	740	276	2,128	(1,852)
200 West Street (3)	September 30, 2019	261,000	5,049	7,463	(2,414)	3,387	4,693	(1,306)
		596,000	$4,044	$10,495	$(6,451)	$5,167	$8,820	$(3,653)
_______________
(1)Rental revenue for the year ended December 31, 2020 includes an approximately $2.9 million write-off of accrued rent and accounts receivable balances for a terminated tenant.
(2)Rental revenue for the year ended December 31, 2019 includes the acceleration and write-off of accrued rent associated with the early termination of a lease at the property. Real estate operating expenses for the years ended December 31, 2020 and 2019 includes approximately $0.3 million and $1.5 million of demolition costs, respectively.
(3)Rental revenue and real estate operating expenses for the year ended December 31, 2019 are related to the entire building. The redevelopment is a conversion of a 138,000 square foot portion of the property to life sciences space.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2019 and December 31, 2020. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $62.5 million and $22.7 million, respectively, for the year ended December 31, 2020 compared to 2019, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2020	2019	Change	2020	2019	Change
				(dollars in thousands)
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$—	$159	$(159)	$—	$189	$(189)
One Tower Center	June 3, 2019	Office	410,000	—	2,605	(2,605)	—	2,078	(2,078)
164 Lexington Road	June 28, 2019	Office	64,000	—	—	—	—	82	(82)
Washingtonian North	December 20, 2019	Land	N/A	—	62	(62)	—	157	(157)
601, 611 and 651 Gateway (1)	January 28, 2020	Office	768,000	1,946	27,964	(26,018)	881	10,272	(9,391)
New Dominion Technology Park	February 20, 2020	Office	493,000	2,551	19,437	(16,886)	772	6,005	(5,233)
Capital Gallery (2)	June 25, 2020	Office	631,000	23,352	40,166	(16,814)	8,669	14,238	(5,569)
			2,545,000	$27,849	$90,393	$(62,544)	$10,322	$33,021	$(22,699)
_______________
(1)Rental revenue for the year ended December 31, 2019 includes approximately $0.8 million of termination income (See Notes 3 and 6 to the Consolidated Financial Statements).
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
For additional information on the sales of the above properties and land parcel refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.6 million for the year ended December 31, 2020 compared to 2019. Some of our residential properties include retail tenants and as a result, net operating income for the year ended December 31, 2020 includes approximately $0.7 million of termination income from a retail tenant.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the years ended December 31, 2020 and 2019.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)	2020	2019	Change (%)
Average Monthly Rental Rate (1)	$4,269	$4,482	(4.8)%	$2,336	$2,417	(3.4)%	$2,329	$2,347	(0.8)%	$2,810	$2,889	(2.7)%
Average Rental Rate Per Occupied Square Foot	$4.73	$4.95	(4.4)%	$2.56	$2.64	(3.0)%	$2.45	$2.54	(3.5)%	$5.17	$5.36	(3.5)%
Average Physical Occupancy (2)	88.4%	95.1%	(7.0)%	90.3%	92.0%	(1.8)%	81.6%	67.4%	21.1%	90.9%	83.9%	8.3%
Average Economic Occupancy (3)	87.9%	95.2%	(7.7)%	89.1%	91.6%	(2.7)%	77.2%	61.4%	25.7%	89.4%	81.9%	9.2%
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
Hotel Net Operating Income
Net operating income for the Boston Marriott Cambridge hotel property decreased by approximately $20.2 million for the year ended December 31, 2020 compared to 2019.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and has been operating at a diminished occupancy due to the continued impacts that COVID-19 has had on business and leisure travel. The closing of the hotel for more than two fiscal quarters, weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until a sufficient number of people have been vaccinated and the demand for travel and leisure returns to historical levels. See Item 1A: “Risk Factors” for additional details.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the year ended December 31, 2020 and 2019.

	2020	2019	Change (%)
Occupancy	16.4%	83.8%	(80.4)%
Average daily rate	$211.36	$281.15	(24.8)%
REVPAR	$33.52	$235.64	(85.8)%

Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $10.4 million for the year ended December 31, 2020 compared to 2019. Development and management services revenue decreased by approximately $10.0 million and $0.4 million, respectively. The decrease in development services revenue was primarily related to a decrease of approximately $10.7 million in development fees from the completion of development projects in the Boston and Washington, DC regions and fees associated with tenant improvement projects earned in the Boston region, partially offset by an increase of approximately $0.7 million in fees associated with tenant improvement projects earned in the Washington, DC region. The decrease in management services revenue was primarily related to a decrease in leasing commissions earned from our unconsolidated joint ventures in the Boston region, partially offset by property management fees earned from third-party owned buildings in the Washington, DC region and our Gateway Commons unconsolidated joint venture, which was deconsolidated on January 28, 2020.
General and Administrative Expense
General and administrative expense decreased by approximately $7.7 million for the year ended December 31, 2020 compared to 2019 primarily due to a decrease in compensation expense of approximately $7.4 million and an approximately $0.3 million decrease in other general and administrative expenses. The decrease in compensation expense was related to (1) an approximately $2.5 million increase in capitalized wages, which decreases general and administrative expenses, (2) an approximately $1.1 million decrease in the value of our deferred compensation plan, (3) an approximately $0.6 million decrease in health care costs and (3) an approximately $3.2 million decrease in other compensation-related expenses. The increase in capitalized wages is shown as an decrease to general and administrative expense as some of these costs were capitalized and included in real estate assets on our Consolidated Balance Sheets (see below).
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the year ended December 31, 2020 and 2019 were approximately $12.9 million and $10.4 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.5 million for the year ended December 31, 2020 compared to 2019 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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

Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $6.0 million for the year ended December 31, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$650,987	$643,655	$7,332
Properties Acquired Portfolio	9,285	3,449	5,836
Properties Placed In-Service Portfolio	17,664	2,561	15,103
Properties in Development or Redevelopment Portfolio (1)	1,819	12,381	(10,562)
Properties Sold Portfolio	3,996	15,718	(11,722)
	$683,751	$677,764	$5,987
_______________
(1)On May 9, 2019, we commenced development of 325 Main Street in Cambridge, Massachusetts. As a result, during the year ended December 31, 2019, we recorded approximately $9.9 million of accelerated depreciation expense for the demolition of the building, of which approximately $0.4 million related to the step-up of real estate assets.
Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $6.7 million for the year ended December 31, 2020 compared to 2019, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2020	2019	Change
	(in thousands)
Same Property Portfolio	$643,902	$636,226	$7,676
Properties Acquired Portfolio	9,285	3,449	5,836
Properties Placed In-Service Portfolio	17,664	2,561	15,103
Properties in Development or Redevelopment Portfolio (1)	1,819	12,002	(10,183)
Properties Sold Portfolio	3,996	15,718	(11,722)
	$676,666	$669,956	$6,710
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
Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
For the year ended December 31, 2020 compared to 2019, income (loss) from unconsolidated joint ventures decreased by approximately $131.7 million primarily due to, (1) a $60.5 million non-cash impairment charge at our Dock 72 joint venture during the year ended December 31, 2020, (2) a $47.5 million gain on sale of real estate from the sale of 540 Madison Avenue during the year ended December 31, 2019 and the resulting loss of income thereafter, (3) our share of the write-off of accrued rent and accounts receivable of approximately $16.2 million and $1.5 million, respectively for the year ended December 31, 2020, (4) an approximately $3.3 million net loss from our

Gateway Commons joint venture, primarily due to depreciation and amortization expense and (5) the fully placing in-service of the Hub50House residential property, which is not expected to be stabilized until the first quarter of 2022, decreased our net income by approximately $3.4 million. These decreases were partially offset by an approximately $5.8 million gain on sale of real estate from the sale of Annapolis Junction Building Eight and two undeveloped land parcels during the year ended December 31, 2020.
Under ASC 842, the write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the year ended December 31, 2020, for our unconsolidated joint ventures, we wrote off our share of the accrued rent and accounts receivable balances of approximately $16.2 million and $1.5 million, respectively. These write-offs related to tenants that either terminated their leases or for which we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, as a result of COVID-19, for properties owned by our unconsolidated joint ventures, during 2020, the joint ventures executed lease modification agreements for approximately 1.1 million square feet. As a result of these lease modification agreements, our share of the total cash rent abatements and deferrals granted was approximately $9.5 million, of which approximately $7.5 million was related to rental charges for 2020. Although some of the lease modifications were deferrals where we expect the tenant will pay the joint venture in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for longer than a year). As a result of the lease modification agreements that extended the lease term, we expect to see an increase in the cash rent we will receive in the future.
In April 2020, the FASB staff issued the Lease Modification Q & A related to the application of lease accounting guidance for lease concessions, in accordance with ASC 842, as a result of COVID-19. We did not utilize the guidance provided in the Lease Modification Q & A and instead elected to continue to account for the COVID-19 lease concessions on a lease-by-lease basis in accordance with the existing lease modification accounting framework (See Note 4 to the Consolidated Financial Statements). As such, the accrued rent balances, which are a component of lease revenue, include the accounting impact (adjusted for write-offs) from the rent abatements, deferrals and extensions that were executed during 2020.
The joint ventures expect the volume of lease modifications as a result of COVID-19 to start to decrease. However, the degree to which tenants’ businesses are negatively impacted by COVID-19 could leave some tenants still unable to meet their rental payment obligations and result in a reduction in cash flows. Our unconsolidated joint ventures may write-off additional accrued rent or accounts receivable balances and this could have a material adverse effect on lease revenue. See Item 1A: “Risk Factors” for additional details.
Gains on Sales of Real Estate
Gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.

Boston Properties, Inc.
Gains on sales of real estate increased by approximately $618.3 million for the year ended December 31, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$217.7	(1)
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	192.3
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.6	203.5	(2)
Crane Meadow	December 16, 2020	Land	N/A	14.3	14.2	5.2
				$874.0	$514.8	$618.7	(3)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.5
Washingtonian North	December 20, 2019	Land	N/A	7.8	7.3	(0.1)
				$72.5	$69.1	$1.0	(4)
___________
(1)On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture (See Notes 3 and 6 to the Consolidated Financial Statements).
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
(3)Excludes approximately $0.2 million of gains on sales of real estate recognized during the year ended December 31, 2020 related to gain amounts from sales of real estate occurring in the prior year.
(4)Excludes approximately $0.3 million of losses on sales of real estate recognized during the year ended December 31, 2019 related to loss amounts from sales of real estate occurring in prior years.

Boston Properties Limited Partnership
Gains on sales of real estate increased by approximately $631.1 million for the year ended December 31, 2020 compared to 2019, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$222.4	(1)
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	197.1
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.6	207.0	(2)
Crane Meadow	December 16, 2020	Land	N/A	14.3	14.2	5.2
				$874.0	$514.8	$631.7	(3)
2019
2600 Tower Oaks Boulevard	January 24, 2019	Office	179,000	$22.7	$21.4	$(0.6)
One Tower Center	June 3, 2019	Office	410,000	38.0	36.6	(0.8)
164 Lexington Road	June 28, 2019	Office	64,000	4.0	3.8	2.6
Washingtonian North	December 20, 2019	Land	N/A	7.8	7.3	(0.1)
				$72.5	$69.1	$1.1	(4)
___________
(1)On January 28, 2020, we entered into a joint venture with a third party to own, operate and develop properties at our Gateway Commons complex located in South San Francisco. We contributed our 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for our 50% interest in the joint venture (See Notes 3 and 6 to the Consolidated Financial Statements).
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
(3)Excludes approximately $0.2 million of gains on sales of real estate recognized during the year ended December 31, 2020 related to gain amounts from sales of real estate occurring in the prior year.
(4)Excludes approximately $0.3 million of losses on sales of real estate recognized during the year ended December 31, 2019 related to loss amounts from sales of real estate occurring in prior years.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $13.0 million for the year ended December 31, 2020 compared to 2019, due primarily to a decrease of approximately $11.2 million in interest income which was primarily due to a decrease in interest rates.
On January 1, 2020, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) and, as a result, we were required to record an allowance for current expected credit losses related to our outstanding (1) related party note receivable, (2) notes receivable and (3) off-balance sheet credit exposures (See Note 2 to the Consolidated Financial Statements). For the year ended December 31, 2020 the allowance for current expected credit losses was $1.8 million.
Gains from Investments in Securities
Gains from investments in securities for the year ended December 31, 2020 and 2019 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the year ended December 31, 2020 and 2019, we recognized gains of approximately $5.3 million and $6.4 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $5.3 million and $6.4 million during the year ended December 31, 2020 and 2019, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
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
At March 31, 2019, we evaluated the expected hold period of our One Tower Center property located in East Brunswick, New Jersey and, based on a shorter-than-expected hold period, we reduced the carrying value of the property to its estimated fair value at March 31, 2019 and recognized an impairment loss totaling approximately $24.0 million for BXP and approximately $22.3 million for BPLP. Our estimated fair value was based on a pending offer from a third party to acquire the property and the subsequent execution of a purchase and sale agreement on April 18, 2019 for a gross sale price of approximately $38.0 million. On June 3, 2019, we completed the sale of the property. One Tower Center is an approximately 410,000 net rentable square foot Class A office property. We did not have any impairments during the year ended December 31, 2020.
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
On December 19, 2019, we used available cash to repay the bond financing collateralized by our New Dominion Technology Park, Building One property totaling approximately $26.5 million. The bond financing bore interest at a weighted-average fixed rate of approximately 7.69% per annum and was scheduled to mature on January 15, 2021. We recognized a loss from early extinguishment of debt totaling approximately $1.5 million, which amount included the payment of a prepayment penalty totaling approximately $1.4 million. New Dominion Technology Park, Building One is an approximately 235,000 net rentable square foot Class A office property located in Herndon, Virginia.

Interest Expense
Interest expense increased by approximately $19.0 million for the year ended December 31, 2020 compared to 2019, as detailed below.

Component	Change in interest expense for the year ended December 31, 2020 compared to December 31, 2019
(in thousands)
Increases to interest expense due to:
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	$26,618
Issuance of $850 million in aggregate principal of 3.400% senior notes due 2029 on June 21, 2019	13,714
Issuance of $700 million in aggregate principal of 2.900% senior notes due 2030 on September 3, 2019	13,666
Increase in interest due to finance leases that are related to development properties	3,695
Decrease in capitalized interest related to development projects	2,665
Increase in interest due to a finance lease for an in-service property	535
Other interest expense (excluding senior notes)	443
Total increases to interest expense	61,336
Decreases to interest expense due to:
Redemption of $700 million in aggregate principal of 5.625% senior notes due 2020 on September 18, 2019	(28,172)
Decrease in interest rates for the 2017 Credit Facility	(9,364)
Increase in capitalized interest related to development projects that had finance leases	(2,665)
Repayment of a bond financing collateralized by New Dominion Technology Building One	(2,135)
Total decreases to interest expense	(42,336)
Total change in interest expense	$19,000
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the years ended December 31, 2020 and 2019 was approximately $53.9 million and $54.9 million, respectively. These costs are not included in the interest expense referenced above.
On May 5, 2020, BPLP completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031 (See Note 8 to the Consolidated Financial Statements). We used a portion of the net proceeds from this offering for the repayment of borrowings outstanding under the Revolving Facility.
On February 14, 2021, BPLP completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to par plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date.
At December 31, 2020, our variable rate debt consisted of BPLP’s $2.0 billion unsecured revolving credit facility (the “2017 Credit Facility”), which includes the $500.0 million delayed draw term loan facility (the “Delayed Draw Facility”) and the $1.5 billion revolving line of credit (the “Revolving Facility”). The Delayed Draw Facility had $500.0 million outstanding as of December 31, 2020. The Revolving Facility did not have an outstanding balance as of December 31, 2020. For a summary of our consolidated debt as of December 31, 2020 and December 31, 2019 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $22.9 million for the year ended December 31, 2020 compared to 2019, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2020	2019	Change
	(in thousands)
Salesforce Tower (1)	$—	$116	$(116)
767 Fifth Avenue (the General Motors Building) (2)	4,954	2,638	2,316
Times Square Tower (3)	3,535	27,146	(23,611)
601 Lexington Avenue (4)	16,575	19,143	(2,568)
100 Federal Street (5)	14,313	12,614	1,699
Atlantic Wharf Office Building (6)	8,883	9,463	(580)
	$48,260	$71,120	$(22,860)
_______________
(1)On April 1, 2019, we acquired our partner’s 5% interest and subsequently own 100%.
(2)The increase during the year ended December 31, 2020 was related to above-/below-market lease assets that were fully amortized in 2020.
(3)During the year ended December 31, 2020, we wrote off approximately $26.8 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $14.7 million represents our share of the write-offs. As a result of these terminations, lease revenue decreased for the year ended December 31, 2020.
(4)During the year ended December 31, 2020, we wrote off approximately $2.9 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily tenants in the retail sector, were no longer probable of collection. Approximately $1.6 million represents our share of the write-offs. As a result of these terminations, lease revenue decreased for the year ended December 31, 2020.
(5)The increase was primarily due to an increase in lease revenue from our tenants.
(6)During the year ended December 31, 2020, we wrote off approximately $0.5 million of accrued rent and accounts receivable balances for tenants whose balances we determined were no longer probable of collection. Approximately $0.3 million represents our share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $38.4 million for the year ended December 31, 2020 compared to 2019 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020 partially offset by a decrease in the noncontrolling interest’s ownership percentage. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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
•BPLP’s 2017 Credit Facility;
•short-term bridge facilities;
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

The following table presents information on properties under construction and redevelopment as of December 31, 2020 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 12/31/2020 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	$181,917	$418,400	$—	$—	$236,483	90%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	632,000	189,528	267,300	200,000	108,287	—	94%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Third Quarter, 2022	Bethesda, MD	1	734,000	148,452	198,900	127,500	81,932	4,880	100%
Reston Next (formerly Reston Gateway)	Fourth Quarter, 2023	Reston, VA	2	1,062,000	372,788	715,300	—	—	342,512	85%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	134,071	356,100	—	—	222,029	56%
Total Office Properties under Construction			6	3,328,000	1,026,756	1,956,000	327,500	190,219	805,904	86%
Redevelopment Properties
One Five Nine East 53rd Street (55% ownership)	First Quarter, 2021	New York, NY	—	220,000	137,964	150,000	—	—	12,036	96%	(6)
200 West Street	Fourth Quarter, 2021	Waltham, MA	—	138,000	17,028	47,800	—	—	30,772	100%	(7)
Total Redevelopment Properties under Construction			—	358,000	154,992	197,800	—	—	42,808	98%
Total Properties under Construction and Redevelopment			6	3,686,000	$1,181,748	$2,153,800	$327,500	$190,219	$848,712	87%
___________
(1)Represents our share.
(2)Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through December 31, 2020.
(3)Includes approximately $81.6 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $81.6 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of February 22, 2021, including leases with future commencement dates.
(6)Represents the low-rise portion of 601 Lexington Avenue.
(7)Represents a portion of the property under redevelopment for conversion to life sciences space.

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
Material adverse changes in one or more sources of capital, including from the impacts of COVID-19, may adversely affect our net cash flows. During the fourth quarter of 2020, our rent collections remained strong as we collected 99.7% of rents from our office tenants and 99.1% of rents from all tenants, including retail tenants. However, COVID-19 resulted in the write-off of accrued rent balances for all remaining co-working tenants. Decreases in parking and other revenue and the continued disruption in operations for our hotel reduced our revenue for the fourth quarter of 2020.
Cash rent abatements and deferrals primarily related to COVID-19 were approximately $19.2 million in the fourth quarter. This amount represents our consolidated cash rent abatements and deferrals plus our share of the cash rent abatements and deferrals from the unconsolidated joint ventures (calculated based on our ownership percentage) minus our partners’ share of cash rent abatements and deferrals from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests).
To date, these impacts have not adversely affected our ability to fund operating expenses, dividends and distributions, debt service payments, maintenance and repositioning capital expenditures and tenant improvements. Any future material adverse change in the cash provided by our operations may affect our ability to comply with the financial covenants under BPLP’s 2017 Credit Facility or its unsecured senior notes.
Our primary uses of capital over the next twelve months will be the completion of our current and committed development and redevelopment projects. Following the redemption of the $850 million aggregate principal amount of BPLP’s 4.125% senior unsecured notes on February 14, 2021, we have no further 2021 debt maturities, other than three loans borrowed by our unconsolidated joint ventures of which our share is approximately $102 million. As of December 31, 2020, our share of the remaining development and redevelopment costs that we expect to fund through 2024 was approximately $849 million. In addition, we anticipate development/redevelopment starts in 2021 of over $700 million, the majority of which are new life sciences developments and conversions.
To satisfy these capital needs, as of February 22, 2021, we had approximately $517 million of cash and cash equivalents, of which approximately $155 million is attributable to our consolidated joint venture partners.
Although the full impact of COVID-19 on our liquidity and capital resources, as well as the duration of such impact, will depend on a wide range of factors, all of which are highly uncertain and cannot be predicted with confidence at this time, we believe that our strong liquidity, including the approximately $1.5 billion available under the Revolving Facility and available cash, as of February 22, 2021, is sufficient to fund our remaining capital requirements on existing development and redevelopment projects, repay our maturing indebtedness when due, satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
We have not sold any shares under BXP’s $600.0 million “at the market” equity offering program.
During 2020 we continued to access various sources of capital, including the sale of more than $920 million of assets generating approximately $538 million of proceeds, the issuance by BPLP in May 2020 of $1.25 billion in aggregate principal amount of its 3.25% senior unsecured notes due 2031 and the completion of $731.6 million of secured debt transactions to refinance maturing debt, of which our share of the aggregate principal is $268.3 million. The refinancing transactions included the following:
•A $250.0 million mortgage loan collateralized by Dock 72, a 669,000 square-foot Class A office property in Brooklyn, New York in which we have a 50% interest. The new loan matures on December 18, 2023.

•A $125.0 million mortgage loan collateralized by Market Square North, a 418,000 square foot Class A office property in Washington, DC in which we have a 50% interest. The new loan matures on November 10, 2025.
•A $325.0 million mortgage loan collateralized by Metropolitan Square, a 654,000 square foot Class A office property in Washington, DC, in which we have a 20% interest. The new loan matures on July 7, 2022.
We may seek to enhance our liquidity to fund our foreseeable potential development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on interest rates and overall conditions in the debt and equity markets, we may decide to access either or both of these markets in advance of the need for the funds. Doing so may result in us carrying additional cash and cash equivalents pending our use of the proceeds, which would increase our net interest expense and be dilutive to our earnings.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.7 billion and $0.7 billion at December 31, 2020 and 2019, respectively, representing an increase of approximately $1.0 billion. The following table sets forth changes in cash flows:

	Year ended December 31,
	2020	2019	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$1,156,840	$1,181,165	$(24,325)
Net cash used in investing activities	(613,719)	(1,015,091)	401,372
Net cash provided by (used in) financing activities	484,322	(113,379)	597,701

Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, excluding residential units, was approximately 7.4 years, as of December 31, 2020, including leases signed by our unconsolidated joint ventures, with occupancy rates historically in the range of 90% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the year ended December 31, 2020 consisted primarily of acquisitions of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sales of real estate and capital distributions from unconsolidated joint ventures. Cash used in investing activities for the year ended December 31, 2019 consisted primarily of the acquisition of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale of real estate and capital distributions from unconsolidated joint ventures, as detailed below:

	Year ended December 31,
	2020	2019
	(in thousands)
Acquisitions of real estate (1)	$(137,976)	$(149,031)
Construction in progress (2)	(482,507)	(546,060)
Building and other capital improvements	(160,126)	(180,556)
Tenant improvements	(234,423)	(251,831)
Right of use assets - finance leases	—	(5,152)
Proceeds from sales of real estate (3)	519,303	90,824
Capital contributions to unconsolidated joint ventures (4)	(172,436)	(87,392)
Capital distributions from unconsolidated joint ventures (5)	55,298	136,807
Cash and cash equivalents deconsolidated	—	(24,112)
Issuance of notes receivable, net	(9,800)	—
Proceeds from note receivable	6,397	3,544
Investments in securities, net	2,551	(2,132)
Net cash used in investing activities	$(613,719)	$(1,015,091)
Cash used in investing activities changed primarily due to the following:

(1)On June 26, 2020, we completed the acquisition of real property at 777 Harrison Street (known as Fourth + Harrison and formerly known as 425 Fourth Street) located in San Francisco, California for a gross purchase price, including entitlements, totaling approximately $140.1 million. On July 31, 2020 and December 16, 2020, we acquired real property at 759 Harrison Street located in San Francisco, California, which is expected to be included in the Fourth + Harrison development project, for an aggregate purchase price totaling approximately $4.5 million. 759 Harrison Street and Fourth + Harrison are expected to support the development of approximately 850,000 square feet of primarily commercial office space.

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
(2)Construction in progress for the year ended December 31, 2020 includes ongoing expenditures associated with 20 CityPoint, 17Fifty Presidents Street and The Skylyne, which were completed and fully placed in-service during the year ended December 31, 2020. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue and Reston Next (formerly Reston Gateway).
Construction in progress for the year ended December 31, 2019 includes ongoing expenditures associated with Salesforce Tower, which was placed in-service during the year ended December 31, 2018 and 20 CityPoint and 145 Broadway, which were partially or fully placed in-service during the year ended December 31, 2019. In addition, we incurred costs associated with our continued development/redevelopment of 17Fifty Presidents Street, The Skylyne, One Five Nine East 53rd Street, 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue and Reston Next (formerly Reston Gateway).
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
On June 25, 2020, we completed the sale of a portion of our Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.6 million, resulting in a gain on sale of real estate totaling approximately $203.5 million for BXP and approximately $207.0 million for BPLP. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold is comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property.
On December 16, 2020, we completed the sale of a parcel of land located in Marlborough, Massachusetts for a gross sale price of approximately $14.3 million. Net cash proceeds totaled approximately $14.2 million, resulting in a gain on sale of real estate totaling approximately $5.2 million.
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
(4)Capital contributions to unconsolidated joint ventures for the year ended December 31, 2020 consisted primarily of cash contributions of approximately $79.3 million, $46.3 million, $27.2 million, $7.5 million and $7.4 million to our Platform 16, 3 Hudson Boulevard, Beach Cities Media Campus, Dock 72 and Metropolitan Square joint ventures, respectively.
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2019 consisted primarily of cash contributions of approximately $45.0 million, $20.4 million, $12.8 million and $7.2 million to our Hub on Causeway, 3 Hudson Boulevard, Dock 72 and Metropolitan Square joint ventures, respectively.
(5)Capital distributions from unconsolidated joint ventures for the year ended December 31, 2020 consisted of (1) a cash distribution totaling approximately $22.5 million from our Metropolitan Square joint venture resulting from the excess proceeds from the refinancing of the mortgage loan on the property, (2) a cash distribution totaling approximately $17.9 million from our Annapolis Junction joint venture resulting from available cash and the net proceeds from the sale of Annapolis Junction Building Eight and two land parcels after the pay down of the mortgage loan and (3) a cash distribution totaling approximately $14.0 million from our Colorado Center joint venture resulting from the excess proceeds from the mortgage financing on the property that occurred during 2017, which proceeds were released from lender reserves.
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
Cash provided by financing activities for the year ended December 31, 2020 totaled approximately $484.3 million. This consisted primarily of the proceeds from the issuance by BPLP of $1.25 billion in aggregate principal amount of its 3.250% senior unsecured notes due 2031, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interest holders in property partnerships. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	December 31, 2020
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	155,719	155,719	$14,720,117
Common Operating Partnership Units	17,373	17,373	1,642,270	(2)
5.25% Series B Cumulative Redeemable Preferred Stock	80	—	200,000
Total Equity		173,092	$16,562,387

Consolidated Debt			$13,047,758
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,153,628
Subtract:
Partners’ share of Consolidated Debt (4)			(1,194,619)
BXP’s Share of Debt			$13,006,767

Consolidated Market Capitalization			$29,610,145
BXP’s Share of Market Capitalization			$29,569,154
Consolidated Debt/Consolidated Market Capitalization			44.07%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			43.99%
_______________
(1)Except for the Series B Cumulative Redeemable Preferred Stock, which is valued at the liquidation preference of $2,500 per share, values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on December 31, 2020 of $94.53.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2017 MYLTIP Units), but excludes MYLTIP Units granted between 2018 and 2020.
(3)See page 108 for additional information.
(4)See page 100 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on December 31, 2020, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2018 - 2020 MYLTIP Units are not included in this calculation as of December 31, 2020.

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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable, Net” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of December 31, 2020, we had approximately $13.0 billion of outstanding consolidated indebtedness, representing approximately 44.07% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.6 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.71% per annum and maturities in 2021 through 2031 (See Notes 8 and 18 to the Consolidated Financial Statements), (2) $2.9 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.89% per annum and a weighted-average term of 5.3 years and (3) $499.4 million (net of deferred financing fees) outstanding under BPLP’s 2017 Credit Facility that matures on April 24, 2022.

The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at December 31, 2020 and December 31, 2019.

	December 31,
	2020	2019
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,909,081	$2,922,408
Unsecured senior notes, net	9,639,287	8,390,459
Unsecured line of credit	—	—
Unsecured term loan, net	499,390	498,939
Consolidated Debt	13,047,758	11,811,806
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,153,628	980,110
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,194,619)	(1,199,854)
BXP’s Share of Debt	$13,006,767	$11,592,062

	December 31,
	2020	2019
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	96.17%	95.78%
Variable rate	3.83%	4.22%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.75%	3.80%
Variable rate	1.19%	2.75%
Total	3.65%	3.75%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.65%	3.69%
Variable rate	1.10%	2.66%
Total	3.55%	3.65%
Weighted-average maturity at end of period (in years):
Fixed rate	5.5	6.0
Variable rate	1.3	2.3
Total	5.4	5.9
_______________
(1)See page 108 for additional information.
(2)See page 100 for additional information.
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

On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.90% per annum based on BPLP’s December 31, 2020 credit rating and matures on April 24, 2022.
As of December 31, 2020, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and letters of credit totaling approximately $2.5 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility. As of February 22, 2021, BPLP had $500.0 million of borrowings outstanding under its Delayed Draw Facility, no borrowings under its Revolving Facility and letters of credit totaling approximately $2.3 million outstanding with the ability to borrow approximately $1.5 billion under the Revolving Facility.
Unsecured Senior Notes, Net
For a description of BPLP’s outstanding unsecured senior notes as of December 31, 2020, see Notes 8 and 18 to the Consolidated Financial Statements.
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2020, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable, Net
The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2020:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
University Place	6.94%	6.99%	$1,500	$(9)	$1,491	N/A		August 1, 2021

Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(22,478)	2,277,522	$911,088	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	630,486	(418)	630,068	283,531	(5)	April 10, 2022
			2,930,486	(22,896)	2,907,590	1,194,619
Total			$2,931,986	$(22,905)	$2,909,081	$1,194,619
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2020, the maximum funding obligation under the guarantee was approximately $30.6 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 10 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2020 are as follows:

Principal Payments
Year	(in thousands)
2021	$17,276
2022	614,710
2023	—
2024	—
2025	—
Thereafter	2,300,000
$2,931,986
Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 96.2% of our outstanding debt, excluding our unconsolidated joint ventures, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.
At December 31, 2020, our weighted-average coupon/stated rate on our fixed rate outstanding Consolidated Debt was 3.65% per annum. At December 31, 2020, we had $500.0 million outstanding of consolidated variable rate debt. At December 31, 2020, the GAAP interest rate on our variable rate debt was approximately 1.19% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.0 million, on an annualized basis, for the year ended December 31, 2020.
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. common shareholders and net income (loss) attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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
The impact that COVID-19 has had on our business, financial position and results of operations during 2020 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. The impact of COVID-19 on our revenue, in particular lease, parking and hotel revenue was negatively impacted by COVID-19 for the year ended December 31, 2020, thus negatively impacting our FFO. These decreases are discussed under the heading “Comparison of the year ended December 31, 2020 to the year ended December 31, 2019” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$862,227	$511,034	$572,347	$451,939	$502,285
Add:
Preferred dividends	10,500	10,500	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	97,704	59,345	66,807	52,210	59,260
Noncontrolling interests in property partnerships	48,260	71,120	62,909	47,832	(2,068)
Net income	1,018,691	651,999	712,563	562,481	569,977
Add:
Depreciation and amortization	683,751	677,764	645,649	617,547	694,403
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(71,850)	(71,389)	(73,880)	(78,190)	(107,087)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	80,925	58,451	54,352	34,262	26,934
Corporate-related depreciation and amortization	(1,840)	(1,695)	(1,634)	(1,986)	(1,568)
Impairment loss on investment in unconsolidated joint venture (1)	60,524	—	—	—	—
Impairment loss	—	24,038	11,812	—	—
Less:
Gain on sale of investment in unconsolidated joint venture (2)	—	—	—	—	59,370
Gain on sale of real estate included within (loss) income from unconsolidated joint ventures (3)	5,958	47,238	8,270	—	—
Gains on sales of real estate	618,982	709	182,356	7,663	80,606
Noncontrolling interests in property partnerships	48,260	71,120	62,909	47,832	(2,068)
Preferred dividends	10,500	10,500	10,500	10,500	10,500
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,086,501	1,209,601	1,084,827	1,068,119	1,034,251
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	108,310	123,757	110,338	108,707	106,504
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$978,191	$1,085,844	$974,489	$959,412	$927,747
Our percentage share of Funds from Operations—basic	90.03%	89.77%	89.83%	89.82%	89.70%
Weighted average shares outstanding—basic	155,432	154,582	154,427	154,190	153,715
 _______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investment in the Dock 72 unconsolidated joint venture (See Note 6 to the Consolidated Financial Statements).
(2)The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.
(3)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of Annapolis Junction Building Eight and two land parcels for the year ended December 31, 2020, 540 Madison Avenue for the year ended December 31, 2019 and the gain on the distribution of Annapolis Junction Building One for the year ended December 31, 2018.

Reconciliation to Diluted Funds from Operations:

	Year ended December 31,
	2020		2019		2018		2017		2016
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,086,501	172,643	$1,209,601	172,200	$1,084,827	171,912	$1,068,119	171,661	$1,034,251	171,361
Effect of Dilutive Securities:
Stock based compensation	—	85	—	301	—	255	—	200	—	262
Diluted Funds from Operations	$1,086,501	172,728	$1,209,601	172,501	$1,084,827	172,167	$1,068,119	171,861	$1,034,251	171,623
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	108,256	17,211	123,541	17,618	110,175	17,485	108,580	17,471	106,341	17,646
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$978,245	155,517	$1,086,060	154,883	$974,652	154,682	$959,539	154,390	$927,910	153,977
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.04%, 89.79%, 89.84%, 89.83% and 89.72% for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,979	$580,102	$656,903	$512,866	$575,341
Add:
Preferred distributions	10,500	10,500	10,500	10,500	10,500
Noncontrolling interests in property partnerships	48,260	71,120	62,909	47,832	(2,068)
Net income	1,038,739	661,722	730,312	571,198	583,773
Add:
Depreciation and amortization	676,666	669,956	637,891	609,407	682,776
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(71,850)	(71,389)	(73,880)	(78,190)	(107,087)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	80,925	58,451	54,352	34,262	26,934
Corporate-related depreciation and amortization	(1,840)	(1,695)	(1,634)	(1,986)	(1,568)
Impairment loss on investment in unconsolidated joint venture (1)	60,524	—	—	—	—
Impairment loss	—	22,272	10,181	—	—
Less:
Gain on sale of investment in unconsolidated joint venture (2)	—	—	—	—	59,370
Gain on sale of real estate included within (loss) income from unconsolidated joint ventures (3)	5,958	47,238	8,270	—	—
Gains on sales of real estate	631,945	858	190,716	8,240	82,775
Noncontrolling interests in property partnerships	48,260	71,120	62,909	47,832	(2,068)
Preferred distributions	10,500	10,500	10,500	10,500	10,500
Funds from Operations attributable to Boston Properties Limited Partnership common unitholders (4)	1,086,501	1,209,601	1,084,827	1,068,119	1,034,251
Weighted average shares outstanding—basic	172,643	172,200	171,912	171,661	171,361
 _______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investment in the Dock 72 unconsolidated joint venture (See Note 6 to the Consolidated Financial Statements).
(2)The gain on sale of investment in unconsolidated joint venture consists of the gain on sale of a 31% interest in Metropolitan Square. We continue to own a 20% interest in the joint venture.
(3)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of Annapolis Junction Building Eight and two land parcels for the year ended December 31, 2020, 540 Madison Avenue for the year ended December 31, 2019 and the gain on the distribution of Annapolis Junction Building One for the year ended December 31, 2018.
(4)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2017 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Year ended December 31,
	2020		2019		2018		2017		2016
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,086,501	172,643	$1,209,601	172,200	$1,084,827	171,912	$1,068,119	171,661	$1,034,251	171,361
Effect of Dilutive Securities:
Stock based compensation	—	85	—	301	—	255	—	200	—	262
Diluted Funds from Operations	$1,086,501	172,728	$1,209,601	172,501	$1,084,827	172,167	$1,068,119	171,861	$1,034,251	171,623

Contractual Obligations
As of December 31, 2020, we were subject to contractual payment obligations as described in the table below.

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Contractual Obligations:
Long-term debt
Mortgage debt (1)	$3,479,254	$125,811	$703,301	$78,890	$78,890	$78,890	$2,413,472
Unsecured senior notes (1)	11,603,243	1,174,281	306,750	1,773,969	932,675	1,049,943	6,365,625
Unsecured line of credit / term loan (1) (2)	507,188	5,500	501,688	—	—	—	—
Operating leases	620,605	25,092	18,020	10,262	9,277	9,476	548,478
Tenant obligations (3)	587,789	450,885	97,372	34,286	4,264	739	243
Construction contracts on development projects	904,978	525,405	323,511	53,357	2,705	—	—
Finance leases (4)	1,457,469	5,896	10,206	9,701	48,518	9,971	1,373,177
Other obligations	11,939	10,756	112	112	112	114	733
Total Contractual Obligations	$19,172,465	$2,323,626	$1,960,960	$1,960,577	$1,076,441	$1,149,133	$10,701,728
 _______________
(1)Amounts include principal and interest payments.
(2)Interest payments are calculated using the December 31, 2020 interest rate of 1.10%.
(3)Committed tenant-related obligations based on executed leases as of December 31, 2020 (tenant improvements and lease commissions).
(4)Finance lease payments in 2024 include approximately $38.7 million related to a purchase option that we are reasonably certain we will exercise.
We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During 2020, we paid approximately $314.2 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, we and our unconsolidated joint venture partners incurred approximately $248 million of new tenant-related obligations associated with approximately 3.7 million square feet of second generation leases, which included approximately 340,000 square feet of lease modifications related to COVID-19, or approximately $66 per square foot. In addition, we signed leases for approximately 276,000 square feet at our development properties.  The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2020, we signed leases for approximately 4.0 million square feet of space, including approximately 340,000 square feet of lease modifications related to COVID-19, and incurred aggregate tenant-related obligations of approximately $293 million, or approximately $72 per square foot.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 6 to the Consolidated Financial Statements. At December 31, 2020, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.6 billion (of which our proportionate share is approximately $1.2 billion). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2020. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(2,394)	$297,606	$163,683	(2)(3)	July 19, 2025
Market Square North	50%	2.80%	2.96%	125,000	(1,003)	123,997	61,999	(4)	November 10, 2025
Annapolis Junction Building Six	50%	2.71%	3.12%	11,996	(51)	11,945	5,972	(5)	November 16, 2021
Annapolis Junction Building Seven	50%	2.60%	2.95%	18,420	(15)	18,405	9,203	(6)	March 25, 2021
1265 Main Street	50%	3.77%	3.84%	37,334	(306)	37,028	18,514		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(679)	549,321	274,660	(2)	August 9, 2027
Dock 72	50%	2.63%	2.85%	196,412	(1,630)	194,782	97,391	(2)(7)	December 18, 2023
The Hub on Causeway - Podium	50%	2.40%	2.89%	174,329	(687)	173,642	86,821	(2)(8)	September 6, 2021
Hub50House	50%	2.15%	2.43%	171,249	(680)	170,569	85,284	(2)(9)	April 19, 2022
100 Causeway Street	50%	1.65%	1.86%	216,575	(2,259)	214,316	107,158	(2)(10)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50%	1.40%	1.94%	163,863	(3,249)	160,614	80,307	(2)(11)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(143)	104,857	31,457	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	221,121	(715)	220,406	55,102		January 5, 2025
3 Hudson Boulevard	25%	3.64%	3.72%	80,000	(160)	79,840	19,960	(2)(12)	July 13, 2023
Metropolitan Square	20%	5.40%	6.90%	288,000	(7,417)	280,583	56,117	(2)(13)	July 7, 2022
Total				$2,659,299	$(21,388)	$2,637,911	$1,153,628
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
(4)The loan bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.30% per annum and matures on November 10, 2025, with one, one-year extension option, subject to certain conditions.
(5)The loan bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.50% per annum and matures on November 16, 2021.
(6)The loan bears interest at a variable rate equal to LIBOR plus 2.35% per annum and matures on March 25, 2021.
(7)The construction financing has a borrowing capacity of $250.0 million. The construction financing bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.25%, plus (2) 2.85% per annum and matures on December 18, 2023.
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
(13)The loan bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum and matures on July 7, 2022 with two, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR rate at a cap of 3.00% per annum on a notional amount of $325.0 million through July 7, 2022.
Off-Balance Sheet Arrangements—Joint Venture Contractual Obligations
As of December 31, 2020, we were subject to contractual payment obligations as described in the table below.  The table represents our share of the contractual obligations.

	Payments Due by Period
	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases (1)	$97,051	$587	$838	$849	$861	$896	$93,020
Tenant obligations (2)	21,724	11,094	6,098	—	—	—	4,532
Construction contracts on development projects	181,357	100,678	43,164	1,421	36,094	—	—
Finance leases (3)	270,366	9,945	9,945	10,894	10,980	10,980	217,622
Total Contractual Obligations	$570,498	$122,304	$60,045	$13,164	$47,935	$11,876	$315,174
 _______________
(1)Operating leases include approximately $61.7 million related to renewal options that the joint venture is reasonably certain it will exercise.
(2)Committed tenant-related obligations based on executed leases as of December 31, 2020 (tenant improvements and lease commissions).
(3)Finance leases include approximately $194.7 million related to a purchase option that the joint venture is reasonably certain it will exercise in 2028.
New Accounting Pronouncements
For a discussion of the new accounting pronouncements that may have an effect on our Consolidated Financial Statements (See Note 2 to the Consolidated Financial Statements).
Inflation
Most of our leases provide for separate real estate tax and operating expense escalations over a base amount. In addition, many of our leases provide for fixed base rent increases or indexed increases. We believe that inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense escalations.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of December 31, 2020. As of December 31, 2020, approximately $12.5 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of December 31, 2020, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.95% (1.10%) per annum. The following table presents our aggregate fixed rate debt obligations with corresponding weighted-average interest rates sorted by maturity date and our aggregate variable rate debt obligations sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 6 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2021	2022	2023	2024	2025	2026+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$13,440	$611,132	$(3,494)	$(3,494)	$(3,494)	$2,294,991	$2,909,081	$3,144,150
GAAP Average Interest Rate	4.99%	4.79%	—%	—%	—%	3.64%	3.89%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$839,355	$(10,189)	$1,490,888	$692,161	$843,439	$5,783,633	$9,639,287	$10,620,527
GAAP Average Interest Rate	4.29%	—%	3.73%	3.92%	3.35%	3.64%	3.71%
Variable Rate	(460)	499,850	—	—	—	—	499,390	500,326
Total Debt	$852,335	$1,100,793	$1,487,394	$688,667	$839,945	$8,078,624	$13,047,758	$14,265,003

On February 14, 2021, BPLP completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to par plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date.
At December 31, 2020, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.65% per annum. At December 31, 2020, our outstanding variable rate debt based on LIBOR totaled approximately $500.0 million. At December 31, 2020, the coupon/stated rate on our variable rate debt was approximately 1.10% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.0 million for the year ended December 31, 2020.

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

Item 8. Financial Statements and Supplementary Data.

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
As of the end of Boston Properties, Inc.’s 2020 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2020 was effective.
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
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 113, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Boston Properties, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessments of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3 and 6 to the consolidated financial statements, the Company’s total real estate balance was $17,818.8 million and its investments in unconsolidated joint ventures was $1,273.9 million as of December 31, 2020. During 2020, the Company did not recognize an impairment loss related to its long-lived assets and recognized a $60.5 million other-than-temporary-impairment loss related to an investment in unconsolidated joint venture. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates.
The principal considerations for our determination that performing procedures relating to the impairment assessments of long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management in identifying the indicators of impairment for long lived assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to identifying the indicators of impairment for long-lived assets; (ii) the significant judgment by management in identifying the indicators of impairment for investments in unconsolidated joint ventures, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to the indicators of impairment for investments in unconsolidated joint ventures; (iii) the significant judgment by management when developing the fair value measurement of the investments in unconsolidated joint ventures relating to potential other-than-temporary impairments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions related to future occupancy, future rental rates, future capital requirements, discount rate and capitalization rate; and, (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to (i) the identification of the indicators of impairment for long-lived assets, (ii) the identification of the indicators of impairment for investments in unconsolidated joint ventures, and (iii) developing the fair value measurement of the investments in unconsolidated joint ventures in the evaluation of potential other-than-temporary impairments. For the long-lived assets, the procedures included, among others, evaluating the reasonableness of management’s assessment of the indicators of impairment for long lived assets by considering the anticipated hold period, market economic conditions, operating performance of the asset, or evidence obtained in other areas of the audit that may be indicative of an indicator of impairment of the long-lived assets. For the investments in unconsolidated joint ventures, the procedures, included, among others, (i) evaluating the reasonableness of management’s identification of changes in the performance of each investment and market conditions indicating that there may be a decline in the fair values of the investments in unconsolidated joint ventures below the carrying amounts has occurred and such decline is other-than-temporary by considering changes in the performance of the investments and market conditions, or evidence obtained in other areas of the audit and (ii) evaluating the reasonableness of aforementioned assumptions, by consideration of the past performance of the investment in unconsolidated joint ventures and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation the appropriateness of the discounted cash flow model and reasonableness of the assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2021
We have served as the Company’s auditor since 1997.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2020	December 31, 2019
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,592,019 and $6,497,031 at December 31, 2020 and December 31, 2019, respectively)	$22,969,110	$22,502,976
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2020 and December 31, 2019, respectively)	237,393	237,394
Right of use assets - operating leases	146,406	148,640
Less: accumulated depreciation (amounts related to VIEs of $(1,158,548) and $(1,058,495) at December 31, 2020 and December 31, 2019, respectively)	(5,534,102)	(5,266,798)
Total real estate	17,818,807	17,622,212
Cash and cash equivalents (amounts related to VIEs of $340,642 and $280,033 at December 31, 2020 and December 31, 2019, respectively)	1,668,742	644,950
Cash held in escrows	50,587	46,936
Investments in securities	39,457	36,747
Tenant and other receivables, net (amounts related to VIEs of $10,911 and $28,918 at December 31, 2020 and December 31, 2019, respectively)	77,411	112,807
Related party note receivable, net	77,552	80,000
Notes receivable, net	18,729	15,920
Accrued rental income, net (amounts related to VIEs of $336,594 and $298,318 at December 31, 2020 and December 31, 2019, respectively)	1,122,502	1,038,788
Deferred charges, net (amounts related to VIEs of $183,306 and $214,769 at December 31, 2020 and December 31, 2019, respectively)	640,085	689,213
Prepaid expenses and other assets (amounts related to VIEs of $13,137 and $20,931 at December 31, 2020 and December 31, 2019, respectively)	33,840	41,685
Investments in unconsolidated joint ventures	1,310,478	955,647
Total assets	$22,858,190	$21,284,905
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,907,590 and $2,918,806 at December 31, 2020 and December 31, 2019, respectively)	$2,909,081	$2,922,408
Unsecured senior notes, net	9,639,287	8,390,459
Unsecured line of credit	—	—
Unsecured term loan, net	499,390	498,939
Lease liabilities - finance leases (amounts related to VIEs of $20,306 and $20,189 at December 31, 2020 and December 31, 2019, respectively)	236,492	224,042
Lease liabilities - operating leases	201,713	200,180
Accounts payable and accrued expenses (amounts related to VIEs of $23,128 and $45,777 at December 31, 2020 and December 31, 2019, respectively)	336,264	377,553
Dividends and distributions payable	171,082	170,713
Accrued interest payable	106,288	90,016
Other liabilities (amounts related to VIEs of $158,805 and $140,110 at December 31, 2020 and December 31, 2019, respectively)	412,084	387,994
Total liabilities	14,511,681	13,262,304
Commitments and contingencies (See Note 10)
Redeemable deferred stock units— 72,966 and 60,676 units outstanding at redemption value at December 31, 2020 and December 31, 2019, respectively	6,897	8,365

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2020	December 31, 2019
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	200,000	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 155,797,725 and 154,869,198 issued and 155,718,825 and 154,790,298 outstanding at December 31, 2020 and December 31, 2019, respectively	1,557	1,548
Additional paid-in capital	6,356,791	6,294,719
Dividends in excess of earnings	(509,653)	(760,523)
Treasury common stock at cost, 78,900 shares at December 31, 2020 and December 31, 2019	(2,722)	(2,722)
Accumulated other comprehensive loss	(49,890)	(48,335)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,996,083	5,684,687
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	616,596	600,860
Property partnerships	1,726,933	1,728,689
Total equity	8,339,612	8,014,236
Total liabilities and equity	$22,858,190	$21,284,905

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenue
Lease	$2,646,261	$2,758,014	$—
Base rent	—	—	2,103,723
Recoveries from tenants	—	—	402,066
Parking and other	70,680	103,534	107,421
Hotel	7,478	48,589	49,118
Development and management services	29,641	40,039	45,158
Direct reimbursements of payroll and related costs from management services contracts	11,626	10,386	9,590
Total revenue	2,765,686	2,960,562	2,717,076
Expenses
Operating
Rental	1,017,208	1,050,010	979,151
Hotel	13,136	34,004	33,863
General and administrative	133,112	140,777	121,722
Payroll and related costs from management services contracts	11,626	10,386	9,590
Transaction costs	1,531	1,984	1,604
Depreciation and amortization	683,751	677,764	645,649
Total expenses	1,860,364	1,914,925	1,791,579
Other income (expense)
Income (loss) from unconsolidated joint ventures	(85,110)	46,592	2,222
Gains on sales of real estate	618,982	709	182,356
Interest and other income (loss)	5,953	18,939	10,823
Gains (losses) from investments in securities	5,261	6,417	(1,865)
Impairment loss	—	(24,038)	(11,812)
Loss from early extinguishment of debt	—	(29,540)	(16,490)
Interest expense	(431,717)	(412,717)	(378,168)
Net income	1,018,691	651,999	712,563
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(48,260)	(71,120)	(62,909)
Noncontrolling interest—common units of the Operating Partnership	(97,704)	(59,345)	(66,807)
Net income attributable to Boston Properties, Inc.	872,727	521,534	582,847
Preferred dividends	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties, Inc. common shareholders	$862,227	$511,034	$572,347
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$5.54	$3.31	$3.71
Weighted average number of common shares outstanding	155,432	154,582	154,427
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$5.54	$3.30	$3.70
Weighted average number of common and common equivalent shares outstanding	155,517	154,883	154,682

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$1,018,691	$651,999	$712,563
Other comprehensive income (loss):
Effective portion of interest rate contracts	(7,848)	(6,751)	(3,096)
Amortization of interest rate contracts (1)	6,697	6,664	6,664
Other comprehensive income (loss)	(1,151)	(87)	3,568
Comprehensive income	1,017,540	651,912	716,131
Net income attributable to noncontrolling interests	(145,964)	(130,465)	(129,716)
Other comprehensive income attributable to noncontrolling interests	(404)	(507)	(880)
Comprehensive income attributable to Boston Properties, Inc.	$871,172	$520,940	$585,535
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2017	154,325	$1,543	$200,000	$6,377,908	$(712,343)	$(2,722)	$(50,429)	$604,739	$1,683,760	$8,102,456
Cumulative effect of a change in accounting principle	—	—	—	—	4,933	—	—	563	—	5,496
Redemption of operating partnership units to common stock	83	2	—	2,878	—	—	—	(2,880)	—	—
Allocated net income for the year	—	—	—	—	582,847	—	—	66,807	62,909	712,563
Dividends/distributions declared	—	—	—	—	(550,971)	—	—	(62,731)	—	(613,702)
Shares issued pursuant to stock purchase plan	6	—	—	797	—	—	—	—	—	797
Net activity from stock option and incentive plan	44	—	—	1,729	—	—	—	36,861	—	38,590
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	46,701	46,701
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(82,501)	(82,501)
Effective portion of interest rate contracts	—	—	—	—	—	—	(2,781)	(315)	—	(3,096)
Amortization of interest rate contracts	—	—	—	—	—	—	5,469	619	576	6,664
Reallocation of noncontrolling interest	—	—	—	24,311	—	—	—	(24,311)	—	—
Equity, December 31, 2018	154,458	1,545	200,000	6,407,623	(675,534)	(2,722)	(47,741)	619,352	1,711,445	8,213,968
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—	—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	145	2	—	4,883	—	—	—	(4,885)	—	—
Allocated net income for the period	—	—	—	—	521,534	—	—	59,345	71,120	651,999
Dividends/distributions declared	—	—	—	—	(602,659)	—	—	(69,234)	—	(671,893)
Shares issued pursuant to stock purchase plan	6	—	—	688	—	—	—	—	—	688
Net activity from stock option and incentive plan	181	1	—	8,771	—	—	—	36,228	—	45,000
Sale of an interest in property partnerships	—	—	—	(4,216)	—	—	—	—	4,216	—
Acquisition of noncontrolling interest in property partnerships	—	—	—	(162,462)	—	—	—	—	(24,501)	(186,963)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	35,816	35,816
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(69,913)	(69,913)
Effective portion of interest rate contracts	—	—	—	—	—	—	(6,060)	(691)	—	(6,751)
Amortization of interest rate contracts	—	—	—	—	—	—	5,466	622	576	6,664
Reallocation of noncontrolling interest	—	—	—	39,432	—	—	—	(39,432)	—	—
Equity, December 31, 2019	154,790	1,548	200,000	6,294,719	(760,523)	(2,722)	(48,335)	600,860	1,728,689	8,014,236

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)	—	(1,679)
Redemption of operating partnership units to common stock	857	9	—	29,689	—	—	—	(29,698)	—	—
Allocated net income for the period	—	—	—	—	872,727	—	—	97,704	48,260	1,018,691
Dividends/distributions declared	—	—	—	—	(620,352)	—	—	(68,921)	—	(689,273)
Shares issued pursuant to stock purchase plan	7	—	—	759	—	—	—	—	—	759
Net activity from stock option and incentive plan	65	—	—	9,303	—	—	—	39,318	—	48,621
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	8,219	8,219
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(58,811)	(58,811)
Effective portion of interest rate contracts	—	—	—	—	—	—	(7,066)	(782)	—	(7,848)
Amortization of interest rate contracts	—	—	—	—	—	—	5,511	610	576	6,697
Reallocation of noncontrolling interest	—	—	—	22,321	—	—	—	(22,321)	—	—
Equity, December 31, 2020	155,719	$1,557	$200,000	$6,356,791	$(509,653)	$(2,722)	$(49,890)	$616,596	$1,726,933	$8,339,612

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$1,018,691	$651,999	$712,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	683,751	677,764	645,649
Amortization of right of use assets - operating leases	2,234	2,412	—
Impairment losses	—	24,038	11,812
Non-cash compensation expense	44,142	40,958	40,117
Loss (income) from unconsolidated joint ventures	85,110	(46,592)	(2,222)
Distributions of net cash flow from operations of unconsolidated joint ventures	31,892	17,155	6,703
(Gains) losses from investments in securities	(5,261)	(6,417)	1,865
Allowance for current expected credit losses	1,849	—	—
Non-cash portion of interest expense	23,384	22,254	21,303
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(763)	(483)
Losses from early extinguishments of debt	—	29,540	16,490
Gains on sales of real estate	(618,982)	(709)	(182,356)
Change in assets and liabilities:
Tenant and other receivables, net	22,550	(24,876)	29,204
Notes receivable, net	(19)	4	(13)
Accrued rental income, net	(97,099)	(56,817)	(43,662)
Prepaid expenses and other assets	12,488	2,965	12,472
Lease liabilities - finance leases	568	—	—
Lease liabilities - operating leases	1,533	1,616	—
Accounts payable and accrued expenses	(4,059)	12,627	1,353
Accrued interest payable	16,211	858	5,237
Other liabilities	17,629	(49,569)	4,955
Tenant leasing costs	(79,772)	(117,282)	(130,742)
Total adjustments	138,149	529,166	437,682
Net cash provided by operating activities	1,156,840	1,181,165	1,150,245
Cash flows from investing activities:
Acquisitions of real estate	(137,976)	(149,031)	—
Construction in progress	(482,507)	(546,060)	(694,791)
Building and other capital improvements	(160,126)	(180,556)	(189,771)
Tenant improvements	(234,423)	(251,831)	(210,034)
Right of use assets - finance leases	—	(5,152)	—
Proceeds from sales of real estate	519,303	90,824	455,409
Capital contributions to unconsolidated joint ventures	(172,436)	(87,392)	(345,717)
Capital distributions from unconsolidated joint ventures	55,298	136,807	—
Cash and cash equivalents deconsolidated	—	(24,112)	—
Deposit on capital lease	—	—	(13,615)
Issuance of related party note receivable	—	—	(80,000)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2020	2019	2018
Issuance of notes receivable, net	(9,800)	—	(19,455)
Proceeds from notes receivable	6,397	3,544	—
Investments in securities, net	2,551	(2,132)	(902)
Net cash used in investing activities	(613,719)	(1,015,091)	(1,098,876)
Cash flows from financing activities:
Repayments of mortgage notes payable	(17,168)	(46,173)	(18,634)
Proceeds from unsecured senior notes	1,248,125	1,548,106	996,410
Redemption of unsecured senior notes	—	(699,237)	(699,517)
Borrowings on unsecured line of credit	265,000	380,000	745,000
Repayments of unsecured line of credit	(265,000)	(380,000)	(790,000)
Proceeds from unsecured term loan	—	—	500,000
Payments on finance lease obligations	—	(502)	—
Payments on capital lease obligations	—	—	(1,353)
Payments on real estate financing transactions	—	—	(960)
Deferred financing costs	(10,416)	(13,213)	(8,362)
Debt prepayment and extinguishment costs	—	(28,716)	(15,973)
Net proceeds from equity transactions	3,277	13,710	(730)
Dividends and distributions	(688,904)	(666,294)	(587,628)
Contributions from noncontrolling interests in property partnerships	8,219	35,816	46,701
Distributions to noncontrolling interests in property partnerships	(58,811)	(69,913)	(82,501)
Acquisition of noncontrolling interests in property partnership	—	(186,963)	—
Net cash provided by (used in) financing activities	484,322	(113,379)	82,453
Net increase in cash and cash equivalents and cash held in escrows	1,027,443	52,695	133,822
Cash and cash equivalents and cash held in escrows, beginning of period	691,886	639,191	505,369
Cash and cash equivalents and cash held in escrows, end of period	$1,719,329	$691,886	$639,191

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$644,950	$543,359	$434,767
Cash held in escrows, beginning of period	46,936	95,832	70,602
Cash and cash equivalents and cash held in escrows, beginning of period	$691,886	$639,191	$505,369

Cash and cash equivalents, end of period	$1,668,742	$644,950	$543,359
Cash held in escrows, end of period	50,587	46,936	95,832
Cash and cash equivalents and cash held in escrows, end of period	$1,719,329	$691,886	$639,191

Supplemental disclosures:
Cash paid for interest	$433,492	$439,059	$416,019
Interest capitalized	$53,881	$54,911	$65,766

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(99,494)	$(129,831)	$(135,431)
Change in real estate included in accounts payable and accrued expenses	$(19,848)	$89,245	$(44,866)
Real estate acquired through capital lease	$—	$—	$12,397
Right of use assets obtained in exchange for lease liabilities	$—	$287,540	$—

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2020	2019	2018
Prepaid rent reclassified to right of use asset	$—	$15,000	$—
Accrued rental income, net deconsolidated	$(4,558)	$—	$—
Tenant leasing costs, net deconsolidated	$(3,462)	$—	$—
Building and other capital improvements, net deconsolidated	$(111,889)	$(12,767)	$—
Tenant improvements, net deconsolidated	$(12,331)	$—	$—
Right of use asset - finance lease deconsolidated	$—	$(135,004)	$—
Lease liability - finance lease deconsolidated	$—	$119,534	$—
Investment in unconsolidated joint venture recorded upon deconsolidation	$347,898	$29,246	$—
Dividends and distributions declared but not paid	$171,082	$170,713	$165,114
Conversions of noncontrolling interests to stockholders’ equity	$29,698	$4,885	$2,880
Issuance of restricted securities to employees and non-employee directors	$42,607	$37,622	$37,052

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
As of the end of Boston Properties Limited Partnership’s 2020 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2020 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 126, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm
To the Partners of Boston Properties Limited Partnership
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of capital and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessments of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3 and 6 to the consolidated financial statements, the Partnership’s total real estate balance was $17,547.5 million and its investments in unconsolidated joint ventures was $1,273.9 million as of December 31, 2020. During 2020, the Partnership did not recognize an impairment loss related to its long-lived assets and recognized a $60.5 million other-than-temporary-impairment loss related to an investment in unconsolidated joint venture. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Partnership will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates.
The principal considerations for our determination that performing procedures relating to the impairment assessments of long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management in identifying the indicators of impairment for long lived assets, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to identifying the indicators of impairment for long-lived assets; (ii) the significant judgment by management in identifying the indicators of impairment for investments in unconsolidated joint ventures, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating evidence related to the indicators of impairment for investments in unconsolidated joint ventures; (iii) the significant judgment by management when developing the fair value measurement of the investments in unconsolidated joint ventures relating to potential other-than-temporary impairments, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s assumptions related to future occupancy, future rental rates, future capital requirements, discount rate and capitalization rate; and, (iv) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to (i) the identification of the indicators of impairment for long-lived assets, (ii) the identification of the indicators of impairment for investments in unconsolidated joint ventures, and (iii) developing the fair value measurement of the investments in unconsolidated joint ventures in the evaluation of potential other-than-temporary impairments. For the long-lived assets, the procedures included, among others, evaluating the reasonableness of management’s assessment of the indicators of impairment for long lived assets by considering the anticipated hold period, market economic conditions, operating performance of the asset, or evidence obtained in other areas of the audit that may be indicative of an indicator of impairment of the long-lived assets. For the investments in unconsolidated joint ventures, the procedures, included, among others, (i) evaluating the reasonableness of management’s identification of changes in the performance of each investment and market conditions indicating that there may be a decline in the fair values of the investments in unconsolidated joint ventures below the carrying amounts has occurred and such decline is other-than-temporary by considering changes in the performance of the investments and market conditions, or evidence obtained in other areas of the audit and (ii) evaluating the reasonableness of aforementioned assumptions, by consideration of the past performance of the investment in unconsolidated joint ventures and whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation the appropriateness of the discounted cash flow model and reasonableness of the assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 26, 2021
We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2020	December 31, 2019
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,592,019 and $6,497,031 at December 31, 2020 and December 31, 2019, respectively)	$22,592,301	$22,107,755
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2020 and December 31, 2019, respectively)	237,393	237,394
Right of use assets - operating leases	146,406	148,640
Less: accumulated depreciation (amounts related to VIEs of $(1,158,548) and $(1,058,495) at December 31, 2020 and December 31, 2019, respectively)	(5,428,576)	(5,162,908)
Total real estate	17,547,524	17,330,881
Cash and cash equivalents (amounts related to VIEs of $340,642 and $280,033 at December 31, 2020 and December 31, 2019, respectively)	1,668,742	644,950
Cash held in escrows	50,587	46,936
Investments in securities	39,457	36,747
Tenant and other receivables, net (amounts related to VIEs of $10,911 and $28,918 at December 31, 2020 and December 31, 2019, respectively)	77,411	112,807
Related party note receivable, net	77,552	80,000
Notes receivable, net	18,729	15,920
Accrued rental income, net (amounts related to VIEs of $336,594 and $298,318 at December 31, 2020 and December 31, 2019, respectively)	1,122,502	1,038,788
Deferred charges, net (amounts related to VIEs of $183,306 and $214,769 at December 31, 2020 and December 31, 2019, respectively)	640,085	689,213
Prepaid expenses and other assets (amounts related to VIEs of $13,137 and $20,931 at December 31, 2020 and December 31, 2019, respectively)	33,840	41,685
Investments in unconsolidated joint ventures	1,310,478	955,647
Total assets	$22,586,907	$20,993,574
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,907,590 and $2,918,806 at December 31, 2020 and December 31, 2019, respectively)	$2,909,081	$2,922,408
Unsecured senior notes, net	9,639,287	8,390,459
Unsecured line of credit	—	—
Unsecured term loan, net	499,390	498,939
Lease liabilities - finance leases (amounts related to VIEs of $20,306 and $20,189 at December 31, 2020 and December 31, 2019, respectively)	236,492	224,042
Lease liabilities - operating leases	201,713	200,180
Accounts payable and accrued expenses (amounts related to VIEs of $23,128 and $45,777 at December 31, 2020 and December 31, 2019, respectively)	336,264	377,553
Dividends and distributions payable	171,082	170,713
Accrued interest payable	106,288	90,016
Other liabilities (amounts related to VIEs of $158,805 and $140,110 at December 31, 2020 and December 31, 2019, respectively)	412,084	387,994
Total liabilities	14,511,681	13,262,304
Commitments and contingencies (See Note 10)
Redeemable deferred stock units— 72,966 and 60,676 units outstanding at redemption value at December 31, 2020 and December 31, 2019, respectively	6,897	8,365

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2020	December 31, 2019
Noncontrolling interests:
Redeemable partnership units— 16,037,121 and 16,764,466 common units and 1,336,115 and 1,143,215 long term incentive units outstanding at redemption value at December 31, 2020 and December 31, 2019, respectively	1,643,024	2,468,753
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2020 and December 31, 2019	193,623	193,623
Boston Properties Limited Partnership partners’ capital— 1,730,921 and 1,726,980 general partner units and 153,987,904 and 153,063,318 limited partner units outstanding at December 31, 2020 and December 31, 2019, respectively	4,554,639	3,380,175
Accumulated other comprehensive loss	(49,890)	(48,335)
Total partners’ capital	4,698,372	3,525,463
Noncontrolling interests in property partnerships	1,726,933	1,728,689
Total capital	6,425,305	5,254,152
Total liabilities and capital	$22,586,907	$20,993,574

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit amounts)

	Year ended December 31,
	2020	2019	2018
Revenue
Lease	$2,646,261	$2,758,014	$—
Base rent	—	—	2,103,723
Recoveries from tenants	—	—	402,066
Parking and other	70,680	103,534	107,421
Hotel	7,478	48,589	49,118
Development and management services	29,641	40,039	45,158
Direct reimbursements of payroll and related costs from management services contracts	11,626	10,386	9,590
Total revenue	2,765,686	2,960,562	2,717,076
Expenses
Operating
Rental	1,017,208	1,050,010	979,151
Hotel	13,136	34,004	33,863
General and administrative	133,112	140,777	121,722
Payroll and related costs from management services contracts	11,626	10,386	9,590
Transaction costs	1,531	1,984	1,604
Depreciation and amortization	676,666	669,956	637,891
Total expenses	1,853,279	1,907,117	1,783,821
Other income (expense)
Income (loss) from unconsolidated joint ventures	(85,110)	46,592	2,222
Gains on sales of real estate	631,945	858	190,716
Interest and other income (loss)	5,953	18,939	10,823
Gains (losses) from investments in securities	5,261	6,417	(1,865)
Impairment loss	—	(22,272)	(10,181)
Loss from early extinguishment of debt	—	(29,540)	(16,490)
Interest expense	(431,717)	(412,717)	(378,168)
Net income	1,038,739	661,722	730,312
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(48,260)	(71,120)	(62,909)
Net income attributable to Boston Properties Limited Partnership	990,479	590,602	667,403
Preferred distributions	(10,500)	(10,500)	(10,500)
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,979	$580,102	$656,903
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$5.67	$3.37	$3.82
Weighted average number of common units outstanding	172,643	172,200	171,912
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$5.67	$3.36	$3.81
Weighted average number of common and common equivalent units outstanding	172,728	172,501	172,167

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$1,038,739	$661,722	$730,312
Other comprehensive income (loss):
Effective portion of interest rate contracts	(7,848)	(6,751)	(3,096)
Amortization of interest rate contracts (1)	6,697	6,664	6,664
Other comprehensive income (loss)	(1,151)	(87)	3,568
Comprehensive income	1,037,588	661,635	733,880
Comprehensive income attributable to noncontrolling interests	(48,836)	(71,696)	(63,485)
Comprehensive income attributable to Boston Properties Limited Partnership	$988,752	$589,939	$670,395
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2017	1,720	152,606	$3,664,436	$193,623	$(50,429)	$1,683,760	$5,491,390	$2,292,263
Cumulative effect of a change in accounting principle	—	—	4,933	—	—	—	4,933	563
Contributions	1	49	1,642	—	—	—	1,642	34,680
Allocated net income for the period	—	—	590,096	10,500	—	62,909	663,505	66,807
Distributions	—	—	(540,471)	(10,500)	—	—	(550,971)	(62,731)
Unearned compensation	—	—	884	—	—	—	884	2,181
Conversion of redeemable partnership units	1	81	2,880	—	—	—	2,880	(2,880)
Adjustment to reflect redeemable partnership units at redemption value	—	—	330,596	—	—	—	330,596	(330,596)
Effective portion of interest rate contracts	—	—	—	—	(2,781)	—	(2,781)	(315)
Amortization of interest rate contracts	—	—	—	—	5,469	576	6,045	619
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	46,701	46,701	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(82,501)	(82,501)	—
Equity, December 31, 2018	1,722	152,736	4,054,996	193,623	(47,741)	1,711,445	5,912,323	2,000,591
Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Contributions	3	185	17,115	—	—	—	17,115	34,217
Allocated net income for the period	—	—	520,757	10,500	—	71,120	602,377	59,345
Distributions	—	—	(592,159)	(10,500)	—	—	(602,659)	(69,234)
Unearned compensation	—	—	(7,655)	—	—	—	(7,655)	2,011
Conversion of redeemable partnership units	2	142	4,885	—	—	—	4,885	(4,885)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(447,222)	—	—	—	(447,222)	447,222
Effective portion of interest rate contracts	—	—	—	—	(6,060)	—	(6,060)	(691)
Amortization of interest rate contracts	—	—	—	—	5,466	576	6,042	622
Acquisition of noncontrolling interest in property partnership	—	—	(162,462)	—	—	(24,501)	(186,963)	—
Sale of an interest in property partnerships	—	—	(4,216)	—	—	4,216	—	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	35,816	35,816	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(69,913)	(69,913)	—
Equity, December 31, 2019	1,727	153,063	3,380,175	193,623	(48,335)	1,728,689	5,254,152	2,468,753

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Cumulative effect of a change in accounting principle	—	—	(1,505)	—	—	—	(1,505)	(174)
Contributions	1	72	7,529	—	—	—	7,529	38,841
Allocated net income for the period	—	—	882,275	10,500	—	48,260	941,035	97,704
Distributions	—	—	(609,852)	(10,500)	—	—	(620,352)	(68,921)
Unearned compensation	—	—	2,533	—	—	—	2,533	477
Conversion of redeemable partnership units	3	853	29,689	—	—	—	29,689	(29,689)
Adjustment to reflect redeemable partnership units at redemption value	—	—	863,795	—	—	—	863,795	(863,795)
Effective portion of interest rate contracts	—	—	—	—	(7,066)	—	(7,066)	(782)
Amortization of interest rate contracts	—	—	—	—	5,511	576	6,087	610
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	8,219	8,219	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(58,811)	(58,811)	—
Equity, December 31, 2020	1,731	153,988	$4,554,639	$193,623	$(49,890)	$1,726,933	$6,425,305	$1,643,024

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$1,038,739	$661,722	$730,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676,666	669,956	637,891
Amortization of right of use assets - operating leases	2,234	2,412	—
Impairment losses	—	22,272	10,181
Non-cash compensation expense	44,142	40,958	40,117
Loss (income) from unconsolidated joint ventures	85,110	(46,592)	(2,222)
Distributions of net cash flow from operations of unconsolidated joint ventures	31,892	17,155	6,703
(Gains) losses from investments in securities	(5,261)	(6,417)	1,865
Allowance for current expected credit losses	1,849	—	—
Non-cash portion of interest expense	23,384	22,254	21,303
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(763)	(483)
Losses from early extinguishments of debt	—	29,540	16,490
Gains on sales of real estate	(631,945)	(858)	(190,716)
Change in assets and liabilities:
Tenant and other receivables, net	22,550	(24,876)	29,204
Notes receivable, net	(19)	4	(13)
Accrued rental income, net	(97,099)	(56,817)	(43,662)
Prepaid expenses and other assets	12,488	2,965	12,472
Lease liabilities - finance leases	568	—	—
Lease liabilities - operating leases	1,533	1,616	—
Accounts payable and accrued expenses	(4,059)	12,627	1,353
Accrued interest payable	16,211	858	5,237
Other liabilities	17,629	(49,569)	4,955
Tenant leasing costs	(79,772)	(117,282)	(130,742)
Total adjustments	118,101	519,443	419,933
Net cash provided by operating activities	1,156,840	1,181,165	1,150,245
Cash flows from investing activities:
Acquisitions of real estate	(137,976)	(149,031)	—
Construction in progress	(482,507)	(546,060)	(694,791)
Building and other capital improvements	(160,126)	(180,556)	(189,771)
Tenant improvements	(234,423)	(251,831)	(210,034)
Right of use assets - finance leases	—	(5,152)	—
Proceeds from sales of real estate	519,303	90,824	455,409
Capital contributions to unconsolidated joint ventures	(172,436)	(87,392)	(345,717)
Capital distributions from unconsolidated joint ventures	55,298	136,807	—
Cash and cash equivalents deconsolidated	—	(24,112)	—
Deposit on capital lease	—	—	(13,615)
Issuance of related party note receivable	—	—	(80,000)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2020	2019	2018
Issuance of notes receivable, net	(9,800)	—	(19,455)
Proceeds from notes receivable	6,397	3,544	—
Investments in securities, net	2,551	(2,132)	(902)
Net cash used in investing activities	(613,719)	(1,015,091)	(1,098,876)
Cash flows from financing activities:
Repayments of mortgage notes payable	(17,168)	(46,173)	(18,634)
Proceeds from unsecured senior notes	1,248,125	1,548,106	996,410
Redemption of unsecured senior notes	—	(699,237)	(699,517)
Borrowings on unsecured line of credit	265,000	380,000	745,000
Repayments of unsecured line of credit	(265,000)	(380,000)	(790,000)
Proceeds from unsecured term loan	—	—	500,000
Payments on finance lease obligations	—	(502)	—
Payments on capital lease obligations	—	—	(1,353)
Payments on real estate financing transactions	—	—	(960)
Deferred financing costs	(10,416)	(13,213)	(8,362)
Debt prepayment and extinguishment costs	—	(28,716)	(15,973)
Net proceeds from equity transactions	3,277	13,710	(730)
Distributions	(688,904)	(666,294)	(587,628)
Contributions from noncontrolling interests in property partnerships	8,219	35,816	46,701
Distributions to noncontrolling interests in property partnerships	(58,811)	(69,913)	(82,501)
Acquisition of noncontrolling interest in property partnership	—	(186,963)	—
Net cash provided by (used in) financing activities	484,322	(113,379)	82,453
Net increase in cash and cash equivalents and cash held in escrows	1,027,443	52,695	133,822
Cash and cash equivalents and cash held in escrows, beginning of period	691,886	639,191	505,369
Cash and cash equivalents and cash held in escrows, end of period	$1,719,329	$691,886	$639,191

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$644,950	$543,359	$434,767
Cash held in escrows, beginning of period	46,936	95,832	70,602
Cash and cash equivalents and cash held in escrows, beginning of period	$691,886	$639,191	$505,369

Cash and cash equivalents, end of period	$1,668,742	$644,950	$543,359
Cash held in escrows, end of period	50,587	46,936	95,832
Cash and cash equivalents and cash held in escrows, end of period	$1,719,329	$691,886	$639,191

Supplemental disclosures:
Cash paid for interest	$433,492	$439,059	$416,019
Interest capitalized	$53,881	$54,911	$65,766

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(99,494)	$(129,253)	$(135,431)
Change in real estate included in accounts payable and accrued expenses	$(19,848)	$89,245	$(44,866)
Real estate acquired through capital lease	$—	$—	$12,397
Right of use assets obtained in exchange for lease liabilities	$—	$287,540	$—

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2020	2019	2018
Prepaid rent reclassified to right of use asset	$—	$15,000	$—
Accrued rental income, net deconsolidated	$(4,558)	$—	$—
Tenant leasing costs, net deconsolidated	$(3,462)	$—	$—
Building and other capital improvements, net deconsolidated	$(111,889)	$(12,767)	$—
Tenant improvements, net deconsolidated	$(12,331)	$—	$—
Right of use asset - finance lease deconsolidated	$—	$(135,004)	$—
Lease liability - finance lease deconsolidated	$—	$119,534	$—
Investment in unconsolidated joint venture recorded upon deconsolidation	$347,898	$29,246	$—
Distributions declared but not paid	$171,082	$170,713	$165,114
Conversions of redeemable partnership units to partners’ capital	$29,698	$4,885	$2,880
Issuance of restricted securities to employees and non-employee directors	$42,607	$37,622	$37,052

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at December 31, 2020 owned an approximate 90.0% (89.6% at December 31, 2019) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:
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
The Company uses LTIP Units as a form of equity-based award for annual long term incentive equity compensation. The Company has also issued LTIP Units to employees in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2020 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2017 MYLTIP Units have ended and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2018 - 2020 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2017 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2018 - 2020 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2017 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 11, 16 and 18).
At December 31, 2020 and 2019, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 12).
Properties
At December 31, 2020, the Company owned or had joint venture interests in a portfolio of 196 commercial real estate properties (the “Properties”) aggregating approximately 51.2 million net rentable square feet (unaudited) of primarily Class A office properties, including six properties under construction/redevelopment totaling approximately 3.7 million net rentable square feet (unaudited). At December 31, 2020, the Properties consisted of:
•177 office properties (including six properties under construction/redevelopment);
•12 retail properties;
•six residential properties; and

•one hotel.
The Company considers Class A office properties to be well-located buildings that are modern structures or have been modernized to compete with newer buildings and professionally managed and maintained. As such, these properties attract high-quality tenants and command upper-tier rental rates.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for six of the seven entities that are VIEs as of December 31, 2020.
Consolidated Variable Interest Entities
As of December 31, 2020, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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
Variable Interest Entities Not Consolidated
As of December 31, 2020, the Company has determined that the Platform 16 Holdings LP joint venture is a VIE. The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
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
Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset may be impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s hold strategy changes or market conditions otherwise dictate an earlier sale date, an impairment loss may be recognized, and such loss could be material. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value.
Guidance in Accounting Standards Codification (“ASC”) 360 “Property Plant and Equipment” requires that qualifying assets and liabilities and the results of operations that have been sold, or otherwise qualify as “held for sale,” be presented as discontinued operations in all periods presented if the property operations are expected to be eliminated and the Company will not have significant continuing involvement following the sale. Discontinued operations presentation applies only to disposals representing a strategic shift that has (or will have) a major effect on an entity’s operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The components of the property’s net income that are reflected as discontinued operations include the net gain (or loss) upon the disposition of the property held for sale, operating results, depreciation and interest expense (if the property is subject to a secured loan). The Company generally considers assets to be “held for sale” when the transaction has been approved by Boston Properties, Inc.’s Board of Directors, or a committee thereof, and there are no known significant contingencies relating to the sale, such that a sale of the property within one year is considered probable. Following the classification of a property as “held for sale,” no further depreciation is recorded on the assets, and the asset is written down to the lower of carrying value or fair market value, less cost to sell.
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
Capitalized costs include pre-construction costs necessary to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2020, 2019 and 2018 were approximately $53.9 million, $54.9 million and $65.8 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2020, 2019 and 2018 were approximately $12.9 million, $10.4 million and $12.5 million, respectively.
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
Investments in Securities
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of Boston Properties, Inc. to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2020 and 2019, the Company had maintained approximately $39.5 million and $36.7 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains (losses) of approximately $5.3 million, $6.4 million and $(1.9) million on its investments in the accounts associated with the Company’s deferred compensation plans during the years ended December 31, 2020, 2019 and 2018, respectively.
Tenant and Other Receivables
Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.
Notes Receivable
The Company accounts for notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses (see “New Accounting Pronouncements Adopted—Financial Instruments - Credit Losses”). Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
Deferred Charges
Deferred charges include leasing costs and certain financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Unamortized leasing costs are charged to expense upon the early termination of the lease. Fully amortized deferred leasing costs are removed from the books upon the expiration of the lease. The Company did not capitalize any external legal costs and internal leasing salaries and related costs for the years ended December 31, 2020 and 2019 (see “Leases”). Internal leasing salaries and related costs capitalized for the year ended December 31, 2018 were approximately $5.4 million. Financing fees included in deferred charges consist of external fees and costs incurred to obtain the Company’s revolving facility and if applicable, the delayed draw facility and construction financing arrangements where there are not sufficient amounts outstanding. Such financing costs have been deferred and are being amortized over the terms of the respective financing and included within interest expense. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred financing costs are removed from the books upon the maturity of the debt.
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
Accounts of the consolidated entity are included in the accounts of the Company and the noncontrolling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when the Company is not the general partner in a limited partnership and when the Company has neither the requirement nor the intent to provide financial support to the joint venture. The Company classifies distributions received from equity method investees within its Consolidated Statements of Cash Flows using the nature of the distribution approach, which classifies the distributions received on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods.
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
The combined summarized financial information of the unconsolidated joint ventures is disclosed in Note 6.
Revenue Recognition
In general, the Company commences lease/rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual lease/rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $104.9 million, $58.4 million and $51.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative lease/rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.

The Company must make estimates as to the collectability of its accrued rent and accounts receivable related to lease revenue. Management analyzes accrued rent and accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of the novel coronavirus (“COVID-19”) pandemic on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the collectability of the tenant’s receivable balance, including the accrued rent receivable, on a lease-by-lease basis. The Company writes-off the tenant’s receivable balance, including the accrued rent receivable, if the Company considers the balances no longer probable of collection. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If the balances are considered no longer probable of collection and therefore written off, the Company will cease to recognize lease income, including straight-line rent, unless cash is received (See Note 4). If the Company subsequently determines that it is probable it will collect substantially all the remaining lessee’s lease payments under the lease term, the Company will then reinstate the straight-line balance, adjusting for the amount related to the period when the lease payments were considered not probable. If the Company’s estimates of collectability differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.
The Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $6.5 million, $20.9 million and $23.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2021	$3,019	$6,193
2022	354	5,437
2023	183	5,296
2024	135	3,780
2025	135	3,775
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred (See “Leases” ). The Company receives reimbursements of payroll and payroll related costs from unconsolidated joint venture entities and third party property owners in connection with management services contracts which the Company reflects on a gross basis instead of on a net basis as the Company has determined that it is the principal and not the agent under these arrangements in accordance with the guidance in ASC 606 “Revenue from Contracts with Customers” (“ASC 606”).
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
Leases
Lessee
For leases in which the Company is the lessee (generally ground leases), in accordance with ASC 842 the Company recognizes a right-of-use asset and a lease liability. The Company made the policy election to not apply the revenue recognition requirements of ASC 842 to short-term leases. This policy election is made by class of underlying assets and as described below, the Company considers real estate to be a class of underlying assets, and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature. The Company will recognize the lease payments in net income on a straight-line basis over the lease term.
The lease liability is equal to the present value of the minimum lease payments in accordance with ASC 842. The Company will use its incremental borrowing rate (“IBR”) to determine the net present value of the minimum lease payments. In order to determine the IBR, the Company utilized a market-based approach to estimate the incremental borrowing rate for each individual lease. The approach required significant judgment. Therefore, the Company utilized different data sets to estimate base IBRs via an analysis of the following weighted-components:
•the interpolated rates from yields on outstanding U.S. Treasury issuances for up to 30 years and for years 31 and beyond, longer-term publicly traded educational institution debt issued by high credit quality educational institutions with maturity dates exceeding 31 years,
•observable mortgage rates spread over U.S. Treasury issuances, and
•unlevered property yields and discount rates.

The Company then applied adjustments to account for considerations related to term and interpolated the IBR.
Lessor
The Company leases primarily Class A office, life sciences, retail and residential space to tenants. These leases may contain extension and termination options that are predominately at the sole discretion of the tenant, provided certain conditions are satisfied. In a few instances, the leases also contain purchase options, which would be exercisable at fair market value. Also, certain of the Company’s leases include rental payments that are based on a percentage of the tenant sales in excess of contractual amounts.
Per ASC 842, lessors do not need to separate nonlease components from the associated lease component if certain criteria stated above are met for each class of underlying assets. The guidance in ASC 842 defines “underlying asset” as “an asset that is the subject of a lease for which a right to use that asset has been conveyed to a lessee. The underlying asset could be a physically distinct portion of a single asset.” Based on the above guidance, the Company considers real estate assets as a class of underlying assets and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature.
Lease components are elements of an arrangement that provide the customer with the right to use an identified asset. Nonlease components are distinct elements of a contract that are not related to securing the use of the leased asset and revenue is recognized in accordance with ASC 606. The Company considers common area maintenance (CAM) and service income associated with tenant work orders to be nonlease components because they represent delivery of a separate service but are not considered a cost of securing the identified asset. In the case of the Company’s business, the identified asset would be the leased real estate (office, life sciences, retail or residential).
The Company assessed and concluded that the timing and pattern of transfer for nonlease components and the associated lease component are the same. The Company determined that the predominant component was the lease component and as such its leases will continue to qualify as operating leases and the Company has made a policy election to account for and present the lease component and the nonlease component as a single component in the revenue section of the Consolidated Statements of Operations labeled Lease. Prior to the January 1, 2019 adoption of ASC 842, nonlease components had been included within Recoveries from Tenants Revenue, Parking and Other Revenue and Development and Management Services Revenue on the Company’s Consolidated
Statements of Operations.
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred. The Company recognizes these reimbursements on a gross basis, as the Company obtains control of the goods and services before they are transferred to the tenant.
In addition, in accordance with ASC 842, lessors will only capitalize incremental direct leasing costs (See “Deferred Charges”). As a result, upon adoption of ASC 842 on January 1, 2019, the Company no longer capitalizes non-incremental legal costs and internal leasing wages. These costs are expensed as incurred. The expensing of these items is included within General and Administrative Expense on the Consolidated Statements of Operations.
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
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) (see “New Accounting Pronouncements Adopted—Fair Value Measurement”).

Financial Instrument	Level
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Mortgage notes payable	Level 3
Unsecured term loan / line of credit	Level 3
_______________
(1) If trading volume for the period is low, the valuation could be categorized as Level 2.

Because the Company’s valuations of its financial instruments are based on the above Levels and involve the use of estimates, the actual fair values of its financial instruments may differ materially from those estimates.
The following table identifies the range and weighted average discount rate for the significant unobservable inputs for the Company’s Level 3 fair value measured instruments as of December 31, 2020.

Financial Instrument	Level	Range	Weighted Average
Related party note receivable	Level 3	3.64%	3.64%
Notes receivable	Level 3	3.60% - 8.00%	5.87%
Mortgage notes payable	Level 3	2.00% - 3.04%	2.21%
Unsecured term loan / line of credit	Level 3	1.04%	1.04%
In addition, the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods.
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$77,552	$84,579	$80,000	$81,931
Note receivable, net	18,729	19,372	15,920	14,978
Total	$96,281	$103,951	$95,920	$96,909

Mortgage notes payable, net	$2,909,081	$3,144,150	$2,922,408	$2,984,956
Unsecured senior notes, net	9,639,287	10,620,527	8,390,459	8,826,375
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	499,390	500,326	498,939	500,561
Total	$13,047,758	$14,265,003	$11,811,806	$12,311,892
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
Derivative Instruments and Hedging Activities
Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. The Company accounts for both the effective and ineffective portions of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassifies the fair value of the derivative to earnings over the term that the hedged transaction affects earnings and in the same line item as the hedged transaction within the statements of operations (see “New Accounting Pronouncements Adopted—Derivatives and Hedging”).
Stock-Based Employee Compensation Plans
At December 31, 2020, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.
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
The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of extraordinary events such as COVID-19, the results of which form the basis for making significant judgments about the carrying values of assets and liabilities, assessments of future collectability, and other areas of the financial statements that are impacted by the use of estimates. Actual results may differ from these estimates under different assumptions or conditions.
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
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope” (“ASU 2021-01”). ASU 2021-01 amends the scope of the recent reference rate reform guidance (Topic 848). ASU 2021-01 permits entities to elect certain optional expedients when accounting for derivative instruments impacted by changes in the interest rate used for margining, discounting, or contract price alignment (i.e., discount transition). The new optional expedients for contract modifications and hedge accounting are expected to benefit companies, including those with certain centrally cleared derivatives affected by a discount rate transition in 2020. ASU 2021-01 is effective immediately and can be applied retrospectively to any interim period beginning January 1, 2020 or prospectively to any new modifications in any period including or subsequent to the issuance date. ASU 2021-01 did not have a material impact on the Company’s consolidated financial statements.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2020			2019			2018
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.52		64.91%	$2.99		94.84%	$2.79		78.17%
Capital gain income	0.99		25.49%	0.16		5.16%	0.78		21.83%
Return of capital	0.37		9.60%	—		—%	—		—%
Total	$3.88	(1)	100.00%	$3.15	(2)	100.00%	$3.57	(3)	100.00%
 _____________
(1)The fourth quarter 2020 regular quarterly dividend was $0.98 per common share, all of which was allocable to 2021.
(2)The fourth quarter 2019 regular quarterly dividend was $0.98 per common share of which approximately $0.04 per common share was allocable to 2019 and approximately $0.94 per common share was allocable to 2020.
(3)The fourth quarter 2018 regular quarterly dividend was $0.95 per common share of which approximately $0.69 per common share was allocable to 2018 and approximately $0.26 per common share was allocable to 2019.
Income Taxes
Boston Properties, Inc. has elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties, Inc.’s consolidated taxable REIT subsidiaries. Boston Properties, Inc.’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties, Inc. has no uncertain tax positions recognized as of December 31, 2020 and 2019.  At December 31, 2020, Boston Properties, Inc.’s tax returns for the years 2017 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property that it leases to one of its taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties, Inc. has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.
Certain entities included in Boston Properties, Inc.’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
Boston Properties Limited Partnership
Income Taxes
The partners are required to report their respective share of Boston Properties Limited Partnership’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston

Properties Limited Partnership’s consolidated taxable REIT subsidiaries. Boston Properties Limited Partnership’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties Limited Partnership has no uncertain tax positions recognized as of December 31, 2020 and 2019. At December 31, 2020, Boston Properties Limited Partnership’s tax returns for the years 2017 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties Limited Partnership has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018.
Certain entities included in Boston Properties Limited Partnership’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Land	$5,069,206	$5,111,606
Right of use assets - finance leases	237,393	237,394
Right of use assets - operating leases	146,406	148,640
Land held for future development (1)	450,954	254,828
Buildings and improvements	13,777,691	13,646,054
Tenant improvements	2,752,880	2,656,439
Furniture, fixtures and equipment	49,606	44,313
Construction in progress	868,773	789,736
Total	23,352,909	22,889,010
Less: Accumulated depreciation	(5,534,102)	(5,266,798)
	$17,818,807	$17,622,212
_______________
(1)Includes pre-development costs.

Boston Properties Limited Partnership
Real estate consisted of the following at December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Land	$4,971,990	$5,011,153
Right of use assets - finance leases	237,393	237,394
Right of use assets - operating leases	146,406	148,640
Land held for future development (1)	450,954	254,828
Buildings and improvements	13,498,098	13,351,286
Tenant improvements	2,752,880	2,656,439
Furniture, fixtures and equipment	49,606	44,313
Construction in progress	868,773	789,736
Total	22,976,100	22,493,789
Less: Accumulated depreciation	(5,428,576)	(5,162,908)
	$17,547,524	$17,330,881
_______________
(1)Includes pre-development costs.
Developments
On March 26, 2020, the Company completed and fully placed in-service 17Fifty Presidents Street located in Reston, Virginia. 17Fifty Presidents Street is a build-to-suit project with approximately 276,000 net rentable square feet of Class A office space that is 100% leased.
On June 1, 2020, the Company completed and fully placed in-service 20 CityPoint, a Class A office project with approximately 211,000 net rentable square feet located in Waltham, Massachusetts. The office portion of the property is 100% leased, including a lease with a future commencement.
On June 26, 2020, the Company completed the acquisition of real property at 777 Harrison Street (known as Fourth + Harrison and formerly known as 425 Fourth Street) located in San Francisco, California for a gross purchase price, including entitlements, totaling approximately $140.1 million. On July 31, 2020 and December 16, 2020, the Company acquired real property at 759 Harrison Street located in San Francisco, California, which is expected to be included in the Fourth + Harrison development project, for an aggregate purchase price totaling approximately $4.5 million. 759 Harrison Street and Fourth + Harrison are expected to support the development of approximately 850,000 square feet of primarily commercial office space.
On August 15, 2020, the Company completed and fully placed in-service The Skylyne, an approximately 331,000 square foot project comprised of 402 residential units and retail space located in Oakland, California.
On November 3, 2020, the Company signed an approximately 138,000 square-foot, 10-year lease with a new tenant at 200 West Street in Waltham, Massachusetts. The Company is currently redeveloping a portion of 200 West Street into life sciences space with expected completion in 2021. With this lease, the property is 100% leased.
Dispositions
On January 28, 2020, the Company entered into a joint venture with a third party to own, operate and develop properties at its Gateway Commons complex located in South San Francisco, California. The Company contributed its 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for its 50% interest in the joint venture. 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, the Company had an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by the Company and 51% by its partner. Upon the partner’s contribution, the Company ceased accounting for the joint venture entity on a consolidated basis and is accounting for the joint venture entity on an unconsolidated basis using the equity method of accounting, as it has reduced its ownership interest in the joint venture entity and no longer has a controlling financial or operating interest in the joint venture entity (See Note 6). The Company recognized a gain on the retained and sold interest in the real estate contributed to the joint venture totaling approximately $217.7 million for Boston Properties, Inc. and $222.4 million for Boston Properties Limited Partnership during the year ended December 31, 2020 within Gains on Sales of Real Estate on the respective Consolidated Statements of Operations, as the fair value of the real estate exceeded its carrying value. 601, 611 and 651 Gateway contributed approximately $0.2 million of net income to the Company for the period from January 1, 2020 through January 27, 2020 and contributed approximately $10.4 million and $8.6 million of net income to the Company for the years ended December 31, 2019 and 2018, respectively.
On February 20, 2020, the Company completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for Boston Properties, Inc. and approximately $197.1 million for Boston Properties Limited Partnership. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet. New Dominion Technology Park contributed approximately $1.6 million of net income to the Company for the period from January 1, 2020 through February 19, 2020 and contributed approximately $6.8 million and $8.2 million of net income to the Company for the years ended December 31, 2019 and 2018, respectively.
On June 25, 2020, the Company completed the sale of a portion of its Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.6 million, resulting in a gain on sale of real estate totaling approximately $203.5 million for Boston Properties, Inc. and approximately $207.0 million for Boston Properties Limited Partnership. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. The Company continues to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property. The sold portion of Capital Gallery contributed approximately $6.3 million of net income to the Company for the period from January 1, 2020 through June 24, 2020 and contributed approximately $15.0 million and $14.5 million of net income to the Company for the years ended December 31, 2019 and 2018, respectively.
On December 16, 2020, the Company completed the sale of a parcel of land located in Marlborough, Massachusetts for a gross sale price of approximately $14.3 million. Net cash proceeds totaled approximately $14.2 million, resulting in a gain on sale of real estate totaling approximately $5.2 million.
4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable related to lease revenue. Management analyzes accrued rent and accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the collectability of the tenant’s receivable balance, including the accrued rent receivable, on a lease-by-lease basis. As a result of this analysis, during the year ended December 31, 2020, the Company wrote off approximately $67.7 million, related to accrued rent balances and approximately $22.6 million, related to accounts receivable balances. The write-offs were for tenants, primarily in the retail, entertainment and co-working sectors, that either terminated their leases or that the Company considered their accrued rent and/or accounts receivable balances no longer probable of collection.
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

Lessee
The Company has four non-cancelable ground lease obligations, as lessee, which were classified as operating leases, with various initial term expiration dates through 2114. The Company recognizes ground rent expense on a straight-line basis over the term of the respective ground lease agreements. None of the amounts disclosed below for these ground leases contain variable payments, extension options or residual value guarantees. One of the ground leases does have an extension option. However, lease payments, for the extension option, for this ground lease are based on fair market value and as such have not been included in the analysis below.
The Company has four finance lease obligations with various initial term expiration dates through 2094.
The following table provides lease cost information for the Company’s operating and finance leases for the year ended (in thousands):

Lease costs	December 31, 2020	December 31, 2019
Operating lease costs	$13,948	$14,573
Finance lease costs
Amortization of right of use asset (1)	$56	$29
Interest on lease liabilities (2)	$583	$47
_______________
(1)The finance leases relate to either land, buildings or assets that remain in development. For land leases classified as finance leases because of a purchase option that the Company views as an economic incentive, the Company follows its existing policy and does not depreciate land because it is assumed to have an indefinite life. For all other finance leases, the Company would amortize the right of use asset over the shorter of the useful life of the asset or the lease term. If the finance lease relates to a property under development, the amortization of the right of use asset may be eligible for capitalization. For assets under development, depreciation may commence once the asset is placed in-service and depreciation would be recognized in accordance with the Company’s policy.
(2)Three of the finance leases relate to assets under development for all or a portion of the years ended December 31, 2020 and December 31, 2019, respectively, and as such, a portion of the interest amount was capitalized.
The following table provides other quantitative information for the Company’s operating and finance leases as of December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Other information
Weighted-average remaining lease term (in years)
Operating leases	51	51
Finance leases	70	71
Weighted-average discount rate
Operating leases	5.7%	5.7%
Finance leases	6.2%	6.2%
The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of December 31, 2020 (in thousands):

	Operating	Finance
2021	$25,092	$5,896
2022	18,020	10,206
2023	10,262	9,701
2024 (1)	9,277	48,518
2025	9,476	9,971
Thereafter	548,478	1,373,177
Total lease payments	620,605	1,457,469
Less: Interest portion	(418,892)	(1,220,977)
Present value of lease payments	$201,713	$236,492

_______________
(1)Finance lease payments in 2024 include approximately $38.7 million related to a purchase option that the Company is reasonably certain it will exercise.
Lessor
The following table summarizes the components of lease revenue recognized during the years ended December 31, 2020 and 2019 included within the Company's Consolidated Statements of Operations (in thousands):

	Year ended December 31,
Lease Revenue	2020	2019
Fixed contractual payments	$2,211,915	$2,261,260
Variable lease payments	434,346	496,754
	$2,646,261	$2,758,014

The future contractual lease payments to be received (excluding operating expense reimbursements and percentage rent) by the Company as of December 31, 2020, under non-cancelable operating leases which expire on various dates through 2049 (in thousands):

Years Ending December 31,
2021	$2,177,848
2022	2,188,846
2023	2,144,213
2024	2,043,264
2025	1,901,624
Thereafter	12,577,660
No single tenant represented more than 10.0% of the Company’s total lease revenue for the year ended December 31, 2020.
Ground Lease
On July 29, 2020, the Company entered into a 99-year ground lease with a third-party hotel developer for land at its Reston Next property located in Reston Virginia, which will support the development of a 270-room, approximately 241,000 square foot hotel property. The lease commenced on October 21, 2020 and upon commencement, the Company performed classification testing. The ground lease is subject to termination rights with respect to the hotel developer’s ability to obtain construction financing for the property and as of the lease commencement date, the Company was not reasonably certain that those termination rights would not be exercised and as such it has accounted for this as an operating lease that will expire on August 28, 2022.
5. Deferred Charges
Deferred charges consisted of the following at December 31, 2020 and 2019 (in thousands):

	2020	2019
Leasing costs, including lease related intangibles	$1,023,058	$1,155,958
Financing costs	12,728	12,728
	1,035,786	1,168,686
Less: Accumulated amortization	(395,701)	(479,473)
	$640,085	$689,213

The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2021	$10,352
2022	5,464
2023	3,854
2024	2,220
2025	2,174
6. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2020 and December 31, 2019:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2020	December 31, 2019
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(3,766)	$(4,872)
BP/CRF Metropolitan Square, LLC	Metropolitan Square	20.0%		(13,584)	9,134
901 New York, LLC	901 New York Avenue	25.0%	(2)	(12,264)	(12,113)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	35,297	36,789
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	13,463	25,391
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	122	2,953
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(6,945)	(5,439)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,499	42,496
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		48,818	49,466
Residential Tower Developer LLC	Hub50House	50.0%		50,943	55,092
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		10,754	9,883
Office Tower Developer LLC	100 Causeway Street	50.0%		56,312	56,606
1265 Main Office JV LLC	1265 Main Street	50.0%		3,787	3,780
BNY Tower Holdings LLC	Dock 72	50.0%		29,536	94,804
BNYTA Amenity Operator LLC	Dock 72	50.0%		1,846	N/A
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		227,671	252,069
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%		58,112	56,247
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		113,774	67,499
SMBP Venture LP	Santa Monica Business Park	55.0%		145,761	163,937
Platform 16 Holdings LP	Platform 16	55.0%	(7)	108,393	29,501
Gateway Portfolio Holdings LLC	Gateway Commons	50.0%	(8)	336,206	N/A
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.0%		27,184	N/A
				$1,273,919	$933,223
 _______________
(1)Investments with deficit balances aggregating approximately $36.6 million and $22.4 million at December 31, 2020 and 2019, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At December 31, 2020 and 2019, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)The joint venture owns two in-service buildings.

(5)The property was sold on June 27, 2019. As of December 31, 2020 and 2019, the investment consisted of undistributed cash.
(6)Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.
(7)This entity is a VIE (See Note 1).
(8)As a result of the partner’s deferred contribution, the Company owns an approximately 55% interest in the joint venture at December 31, 2020. Future development projects will be owned 49% by the Company and 51% by its partner.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$4,708,571	$3,904,400
Other assets	531,071	502,706
Total assets	$5,239,642	$4,407,106
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,637,911	$2,218,853
Other liabilities (2)	650,433	749,675
Members’/Partners’ equity	1,951,298	1,438,578
Total liabilities and members’/partners’ equity	$5,239,642	$4,407,106
Company’s share of equity	$936,087	$591,905
Basis differentials (3)	337,832	341,318
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,273,919	$933,223
 _______________
(1)At December 31, 2020 and 2019, this amount included right of use assets - finance leases totaling approximately $248.9 million and $383.9 million, respectively, and right of use assets - operating leases totaling approximately $22.5 million and $12.1 million, respectively.
(2)At December 31, 2020 and 2019, this amount included lease liabilities - finance leases totaling approximately $388.7 million and $510.8 million, respectively, and lease liabilities - operating leases totaling approximately $29.0 million and $17.3 million, respectively.
(3)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. At December 31, 2020 and 2019, there was an aggregate basis differential of approximately $307.3 million and $311.3 million, respectively, between the carrying value of the Company’s investment in the joint venture that owns Colorado Center and the joint venture’s basis in the assets and liabilities. At December 31, 2020, there was an aggregate basis differential of approximately $51.9 million between the carrying value of the Company’s investment in the joint venture that owns Gateway Commons and the joint venture’s basis in the assets and liabilities. At December 31, 2020, there was an aggregate basis differential of approximately $(52.2) million between the carrying value of the Company’s investment in the joint venture that owns Dock 72 and the joint venture’s basis in the assets and liabilities. These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $36.6 million and $22.4 million at December 31, 2020 and 2019, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Total revenue (1)	$319,560	$322,817	$271,951
Expenses
Operating	144,347	122,992	106,610
Transaction costs	1,027	1,000	—
Depreciation and amortization (2)	141,853	102,296	103,079
Total expenses	287,227	226,288	209,689
Other income (expense)
Interest expense	(98,051)	(84,409)	(71,308)
Gains on sales of real estate (3)	11,737	32,706	16,951
Net income (loss)	$(53,981)	$44,826	$7,905

Company’s share of net income (loss)	$(16,256)	$24,423	$8,084
Impairment loss on investment (4)	(60,524)	—	—
Basis differential (3)(4)(5)	(8,330)	22,169	(5,862)
(Loss) income from unconsolidated joint ventures	$(85,110)	$46,592	$2,222
_______________
(1)Includes straight-line rent adjustments of approximately $(10.1) million, $32.4 million and $15.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Due primarily to the impact of COVID-19, for the year ended December 31, 2020, write-offs of accounts receivable and accrued rent balances totaled approximately $51.7 million.
(2)During the year ended December 31, 2018, the joint venture that owns Metropolitan Square in Washington, DC, commenced a renovation project and recorded accelerated depreciation expense of approximately $22.4 million related to the remaining book value of the assets to be replaced. The Company’s share of the accelerated depreciation expense totaled approximately $4.5 million.
(3)For the year ended December 31, 2019, represents the gain on sale of 540 Madison Avenue recognized by the joint venture. During 2008, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture resulting in a basis differential between the carrying value of the Company’s investment in the joint venture and the joint venture’s basis in the assets and liabilities of the property. As a result of the historical basis difference, the Company recognized a gain on sale of real estate totaling approximately $47.2 million for the year ended December 31, 2019, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for the basis differential. The gain on sale of real estate is included in Income from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.
(4)During the year ended December 31, 2020, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture that owns Dock 72 in Brooklyn, New York totaling approximately $60.5 million.
(5)Includes straight-line rent adjustments of approximately $1.8 million, $2.1 million and $2.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Also includes net above-/below-market rent adjustments of approximately $0.9 million, $1.7 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
On January 28, 2020, the Company entered into a joint venture with a third party to own, operate and develop properties at its Gateway Commons complex located in South San Francisco, California. The Company contributed its 601, 611 and 651 Gateway properties and development rights with an agreed upon value aggregating approximately $350.0 million for its 50% interest in the joint venture (See Note 3). 601, 611 and 651 Gateway consist of three Class A office properties aggregating approximately 768,000 net rentable square feet. The partner contributed three properties and development rights with an agreed upon value aggregating approximately $280.8 million at closing and will contribute cash totaling approximately $69.2 million in the future for its 50% ownership interest in the joint venture. As a result of the partner’s deferred contribution, the Company had an initial approximately 55% interest in the joint venture. Future development projects will be owned 49% by the Company and 51% by its partner.

On February 20, 2020, a joint venture in which the Company has a 55% interest acquired the land underlying the ground lease at its Platform 16 property located in San Jose, California for a purchase price totaling approximately $134.8 million. The joint venture had previously made a deposit totaling $15.0 million, which was credited against the purchase price. Platform 16 consists of a parcel of land totaling approximately 5.6 acres that is expected to support the development of approximately 1.1 million square feet of commercial office space.
On June 9, 2020, a joint venture in which the Company has a 20% interest refinanced with a new lender the mortgage loan collateralized by its Metropolitan Square property located in Washington, DC. The outstanding balance of the loan totaled approximately $155.9 million, bore interest at a fixed rate of 5.75% per annum and was scheduled to mature on August 5, 2020. The new mortgage loan totaling $325.0 million, of which $288.0 million was advanced at closing, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum, and matures on July 7, 2022, with two, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR at a cap of 3.00% per annum on a notional amount of $325.0 million through July 7, 2022. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $112.7 million, of which the Company’s share totaled approximately $22.5 million. Metropolitan Square is a Class A office property with approximately 654,000 net rentable square feet.
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
On July 23, 2020, the Company acquired a 50% interest in a joint venture entity that owns Beach Cities Media Campus, a 6.4-acre parcel of land located in El Segundo, California, for a purchase price of approximately $21.2 million. Beach Cities Media Campus is expected to support the development of approximately 275,000 square feet of Class A office space.
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
On September 30, 2020, a joint venture in which the Company has a 50% interest extended the mortgage loan collateralized by its Market Square North property. At the time of the extension, the outstanding balance of the loan totaled approximately $114.2 million, bore interest at a fixed rate of 4.85% per annum and was scheduled to mature on October 1, 2020. The extended loan was scheduled to mature on November 1, 2020. On October 30,

2020, the joint venture refinanced the mortgage loan. The new mortgage loan totals $125.0 million, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.30% per annum, and matures on November 10, 2025, with one, one-year extension option, subject to certain conditions. Market Square North is a Class A office property with approximately 418,000 net rentable square feet.
On October 1, 2020, a joint venture in which the Company has a 50% interest completed and fully placed in-service Dock 72, a Class A office project with approximately 669,000 net rentable square feet located in Brooklyn, New York that is 33% leased. During December 2020, the Company recognized a non-cash impairment charge totaling approximately $60.5 million, which represented the other-than temporary decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns Dock 72. The non-cash impairment charge was the result of an increase in costs, an extension of the projected period to fully lease the property and lower projected rental rates due to the COVID-19 pandemic, resulting in a current fair value that was less than the carrying value of the Company’s investment. The Company assessed the impairment and concluded that it was other than temporary. The Company determined that its valuation of the investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment including an exit capitalization rate of 5.25%, a discount rate on the Company’s equity investment (the property is encumbered by mortgage debt) of 8.0% and an average lease commencement on currently vacant space of mid-2023. In addition, on December 14, 2020, the joint venture extended the mortgage loan collateralized by the property. At the time of the extension, the outstanding balance of the loan totaled approximately $198.6 million, bore interest at a variable rate equal to LIBOR plus 2.25% per annum and was scheduled to mature on December 18, 2020. The extended mortgage loan has a total commitment amount of $250.0 million, bears interest at an initial variable rate equal to (1) the greater of (x) LIBOR or (y) 0.25%, plus (2) 2.85% per annum and matures on December 18, 2023.
On November 13, 2020, a joint venture in which the Company has a 50% interest extended the mortgage loan collateralized by its Annapolis Junction Building Six property located in Annapolis, Maryland. At the time of the extension, the outstanding balance of the loan totaled approximately $12.0 million, bore interest at a variable rate equal to LIBOR plus 2.00% per annum and was scheduled to mature on November 17, 2020. The extended mortgage loan has a total commitment amount of approximately $13.2 million, bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.50% per annum and matures on November 16, 2021. Annapolis Junction Building Six is a Class A office property with approximately 119,000 net rentable square feet.
7. Mortgage Notes Payable, Net
The Company had outstanding mortgage notes payable totaling approximately $2.9 billion as of December 31, 2020 and 2019, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through June 9, 2027.
Fixed rate mortgage notes payable totaled approximately $2.9 billion at December 31, 2020 and 2019, with contractual interest rates ranging from 3.43% to 6.94% per annum at December 31, 2020 and 2019 (with a weighted-average interest rate of 3.72% and 3.73% per annum at December 31, 2020 and 2019, respectively). There were no variable rate mortgage loans at December 31, 2020 and 2019.
Contractual aggregate principal payments of mortgage notes payable at December 31, 2020 are as follows (in thousands):

Principal Payments
2021	$17,276
2022	614,710
2023	—
2024	—
2025	—
Thereafter	2,300,000
Total aggregate principal payments	2,931,986
Deferred financing costs, net	(22,905)
Total carrying value of mortgage notes payable, net	$2,909,081

8. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2020 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10 Year Unsecured Senior Notes	4.125%	4.289%	$850,000	May 15, 2021	(3)
11 Year Unsecured Senior Notes	3.850%	3.954%	1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
Total principal			9,700,000
Net unamortized discount			(16,034)
Deferred financing costs, net			(44,679)
Total			$9,639,287
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
(3)See Note 18.
On May 5, 2020, Boston Properties Limited Partnership completed a public offering of $1.25 billion in aggregate principal amount of its 3.250% unsecured senior notes due 2031. The notes were priced at 99.850% of the principal amount to yield an effective rate (including financing fees) of approximately 3.343% per annum to maturity. The notes will mature on January 30, 2031, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $1.24 billion, after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2020, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
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
On April 24, 2018, Boston Properties Limited Partnership exercised its option to draw $500.0 million on its Delayed Draw Facility. The Delayed Draw Facility bears interest at a variable rate equal to LIBOR plus 0.95% per annum based on Boston Properties Limited Partnership’s current credit rating and matures on April 24, 2022.

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
In addition, Boston Properties Limited Partnership is obligated to pay (1) in quarterly installments a facility fee on the total commitment under the Revolving Facility at a rate per annum ranging from 0.10% to 0.30% based on Boston Properties Limited Partnership’s credit rating, (2) an annual fee on the undrawn amount of each letter of credit equal to the LIBOR margin on the Revolving Facility and (3) a fee on the unused commitments under the Delayed Draw Facility equal to 0.15% per annum. Based on Boston Properties Limited Partnership’s December 31, 2020 credit rating, (1) the applicable Eurocurrency margins for the Revolving Facility and Delayed Draw Facility are 0.875% and 0.95% per annum, respectively, (2) the alternate base rate margin is zero basis points for each of the Revolving Facility and Delayed Draw Facility and (3) the facility fee on the Revolving Facility commitment is 0.15% per annum.
At December 31, 2020 and 2019, Boston Properties Limited Partnership had $500.0 million of borrowings outstanding under its Delayed Draw Facility and no amounts outstanding under its Revolving Facility.
The 2017 Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including failure to pay indebtedness, breaches of covenants, and bankruptcy and other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2017 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2020, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $20.0 million at December 31, 2020.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2020, the maximum funding obligation under the guarantee was approximately $30.6 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of December 31, 2020, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.

Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also provided a financing guaranty as required with respect to the third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, which financing was provided by the Company on June 1, 2020. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property is substantially completed. The financing is collateralized by a pledge of the partner’s equity interest in the joint venture that owns and is developing 7750 Wisconsin Avenue. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of December 31, 2020, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of December 31, 2020, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements.
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

In 2009, the Company filed a general unsecured creditor’s claim against Lehman Brothers, Inc. for approximately $45.3 million related to its rejection of a lease at 399 Park Avenue in New York City. On January 10, 2014, the trustee for the liquidation of the business of Lehman Brothers allowed the Company’s claim in the amount of approximately $45.2 million. During 2020, the Company received a distribution totaling approximately $0.1 million. During the years 2014 through 2018, the Company received distributions aggregating approximately $18.0 million, leaving a remaining claim of approximately $27.1 million. The Company will continue to evaluate whether to attempt to sell the remaining claim or wait until the trustee distributes proceeds from the Lehman Brothers estate. Given the inherent uncertainties in bankruptcy proceedings, there can be no assurance as to the timing or amount of additional proceeds, if any, that the Company may ultimately realize on the remaining claim, whether by sale to a third party or by one or more distributions from the trustee. Accordingly, the Company has not recorded any estimated recoveries associated with this gain contingency within its Consolidated Financial Statements at December 31, 2020.
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
For example, in February 1999, the Company (through a joint venture) acquired from Exxon Corporation a property in Massachusetts that was formerly used as a petroleum bulk storage and distribution facility and was known by the state regulatory authority to contain soil and groundwater contamination. The Company developed an office park on the property. The Company engaged a specially licensed environmental consultant to oversee the management of contaminated soil and groundwater that was disturbed in the course of construction. Under the property acquisition agreement, Exxon agreed to (1) bear the liability arising from releases or discharges of oil and hazardous substances which occurred at the site prior to the Company’s ownership, (2) continue monitoring and/or remediating such releases and discharges as necessary and appropriate to comply with applicable requirements, and (3) indemnify the Company for certain losses arising from preexisting site conditions. Any indemnity claim may be subject to various defenses and contractual limitations, including time limits, and there can be no assurance that the amounts paid under the indemnity, if any, would be sufficient to cover the liabilities arising from any such releases and discharges.
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
Some of the Company’s properties and certain properties owned by the Company’s affiliates are located in urban, industrial and other previously developed areas where fill or current or historical uses of the areas have caused site contamination. Accordingly, it is sometimes necessary to institute special soil and/or groundwater handling procedures and/or include particular building design features in connection with development, construction and other property operations in order to achieve regulatory closure and/or ensure that contaminated materials are addressed in an appropriate manner. In these situations, it is the Company’s practice to investigate the nature and extent of detected contamination, including potential issues associated with vapor intrusion concerns and/or potential contaminant migration to or from the subject property in groundwater, assess potential liability risks and estimate the costs of required response actions and special handling procedures contaminant migration, assess potential liability risks and estimate the costs of required response actions and special handling procedures. The Company then uses this information as part of its decision-making process with respect to the acquisition, deal structure and/or development of the property. For example, the Company owns a parcel in Massachusetts which was formerly used as a quarry/asphalt batching facility. Pre-purchase testing indicated that the site contained relatively low levels of certain contaminants. The Company has developed an office park on this property. Prior to and during redevelopment activities, the Company engaged a specially licensed environmental consultant to monitor environmental conditions at the site and prepare necessary regulatory submittals based on the results of an environmental risk characterization. A submittal has been made to the regulatory authorities in order to achieve regulatory closure at this site. The submittal included an environmental deed restriction that mandates compliance with certain protective measures in a portion of the site where low levels of residual soil contamination have been left in place in accordance with applicable laws.
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
11. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2020, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,037,121 OP Units, 1,336,115 LTIP Units (including 105,080 2012 OPP Units, 64,468 2013 MYLTIP Units, 23,100 2014 MYLTIP Units, 24,966 2015 MYLTIP Units, 89,791 2016 MYLTIP Units and 116,078 2017 MYLTIP Units), 336,195 2018 MYLTIP Units, 219,916 2019 MYLTIP Units and 203,278 2020 MYLTIP Units held by parties other than Boston Properties, Inc.

Noncontrolling Interest—Common Units
During the years ended December 31, 2020 and 2019, 856,811 and 144,481 OP Units, respectively, were presented by the holders for redemption (including 88,168 and 92,678 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units and 2013 - 2017 MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At December 31, 2020, Boston Properties Limited Partnership had outstanding 336,195 2018 MYLTIP Units, 219,916 2019 MYLTIP Units and 203,278 2020 MYLTIP Units. Prior to the applicable measurement date (February 5, 2021 for 2018 MYLTIP Units (See Note 18), February 4, 2022 for 2019 MYLTIP Units and February 3, 2023 for 2020 MYLTIP Units), holders of MYLTIP Units will be entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
On February 4, 2018, the measurement period for the Company’s 2015 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 22.0% of target, or an aggregate of approximately $3.6 million (after giving effect to employee separations). As a result, an aggregate of 337,847 2015 MYLTIP Units that had been previously granted were automatically forfeited.
On February 9, 2019, the measurement period for the Company’s 2016 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 69.5% of target, or an aggregate of approximately $13.6 million (after giving effect to employee separations). As a result, an aggregate of 364,980 2016 MYLTIP Units that had been previously granted were automatically forfeited.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2016 MYLTIP Units and, after the February 6, 2020 measurement date, the 2017 MYLTIP Units) and its distributions on the 2017 MYLTIP Units (prior to the February 6, 2020 measurement date) and 2018 - 2020 MYLTIP Units (after the February 4, 2020 issuance date) that occurred during the year ended December 31, 2020:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 31, 2020	January 28, 2021	$0.98	$0.098
September 30, 2020	October 30, 2020	$0.98	$0.098
June 30, 2020	July 31, 2020	$0.98	$0.098
March 31, 2020	April 30, 2020	$0.98	$0.098
December 31, 2019	January 30, 2020	$0.98	$0.098
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
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of Common Stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 - 2017 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at December 31, 2020 was approximately $1.6 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $94.53 per share on December 31, 2020.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at December 31, 2020 and 2019, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On April 1, 2019, the Company completed the acquisition of its partner’s 5% ownership interest and promoted profits interest in the consolidated entity that owns Salesforce Tower located in San Francisco, California for cash totaling approximately $210.9 million, which amount was reduced by approximately $24.1 million to $186.8 million to reflect the repayment of the Company’s preferred equity and preferred return in the venture. The Company now owns 100% of Salesforce Tower. The Company has accounted for the transaction as an equity transaction for financial reporting purposes and has reflected the difference between the fair value of the total consideration paid and the related carrying value of the noncontrolling interest - property partnership totaling approximately $162.5 million as a decrease to Additional Paid-in Capital and Partners’ Capital in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership, respectively.
12. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of December 31, 2020, Boston Properties, Inc. had 155,718,825 shares of Common Stock outstanding.
As of December 31, 2020, Boston Properties, Inc. owned 1,730,921 general partnership units and 153,987,904 limited partnership units in Boston Properties Limited Partnership.
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
During the years ended December 31, 2020 and 2019, Boston Properties, Inc. issued 43,792 and 145,088 shares of Common Stock, respectively, upon the exercise of options to purchase Common Stock.

During the years ended December 31, 2020 and 2019, Boston Properties, Inc. issued 856,811 and 144,481 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2020 and during the year ended December 31, 2019:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 31, 2020	January 28, 2021	$0.98	$0.98
September 30, 2020	October 30, 2020	$0.98	$0.98
June 30, 2020	July 31, 2020	$0.98	$0.98
March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98

December 31, 2019	January 30, 2020	$0.98	$0.98
September 30, 2019	October 31, 2019	$0.95	$0.95
June 28, 2019	July 31, 2019	$0.95	$0.95
March 29, 2019	April 30, 2019	$0.95	$0.95
December 31, 2018	January 30, 2019	$0.95	$0.95
Preferred Stock
As of December 31, 2020, Boston Properties, Inc. had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). Boston Properties, Inc. pays cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, may redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per depositary share), plus all accrued and unpaid dividends. The Series B Preferred Stock is not redeemable by the holders, has no maturity date and is not convertible into any other security of Boston Properties, Inc. or its affiliates.
The following table presents Boston Properties, Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or declared during 2020 and during the year ended December 31, 2019:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125
November 4, 2020	November 16, 2020	$32.8125
August 3, 2020	August 17, 2020	$32.8125
May 1, 2020	May 15, 2020	$32.8125
February 4, 2020	February 18, 2020	$32.8125

February 4, 2020	February 18, 2020	$32.8125
November 1, 2019	November 15, 2019	$32.8125
August 2, 2019	August 15, 2019	$32.8125
May 3, 2019	May 15, 2019	$32.8125
February 4, 2019	February 15, 2019	$32.8125

13. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the years ended December 31, 2020, 2019 and 2018.
Boston Properties, Inc.

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$862,227	$511,034	$572,347
Add:
Preferred dividends	10,500	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	97,704	59,345	66,807
Noncontrolling interests in property partnerships	48,260	71,120	62,909
Interest expense	431,717	412,717	378,168
Loss from early extinguishment of debt	—	29,540	16,490
Impairment loss	—	24,038	11,812
Net operating income from unconsolidated joint ventures	94,943	97,716	79,893
Depreciation and amortization expense	683,751	677,764	645,649
Transaction costs	1,531	1,984	1,604
Payroll and related costs from management services contracts	11,626	10,386	9,590
General and administrative expense	133,112	140,777	121,722
Less:
Net operating income attributable to noncontrolling interests in property partnerships	162,887	183,989	177,365
Gains (losses) from investments in securities	5,261	6,417	(1,865)
Interest and other income (loss)	5,953	18,939	10,823
Gains on sales of real estate	618,982	709	182,356
Income (loss) from unconsolidated joint ventures	(85,110)	46,592	2,222
Direct reimbursements of payroll and related costs from management services contracts	11,626	10,386	9,590
Development and management services revenue	29,641	40,039	45,158
Company’s share of Net Operating Income	$1,626,131	$1,739,850	$1,551,842

Boston Properties Limited Partnership

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,979	$580,102	$656,903
Add:
Preferred distributions	10,500	10,500	10,500
Noncontrolling interests in property partnerships	48,260	71,120	62,909
Interest expense	431,717	412,717	378,168
Loss from early extinguishment of debt	—	29,540	16,490
Impairment loss	—	22,272	10,181
Net operating income from unconsolidated joint ventures	94,943	97,716	79,893
Depreciation and amortization expense	676,666	669,956	637,891
Transaction costs	1,531	1,984	1,604
Payroll and related costs from management services contracts	11,626	10,386	9,590
General and administrative expense	133,112	140,777	121,722
Less:
Net operating income attributable to noncontrolling interests in property partnerships	162,887	183,989	177,365
Gains (losses) from investments in securities	5,261	6,417	(1,865)
Interest and other income (loss)	5,953	18,939	10,823
Gains on sales of real estate	631,945	858	190,716
Income (loss) from unconsolidated joint ventures	(85,110)	46,592	2,222
Direct reimbursements of payroll and related costs from management services contracts	11,626	10,386	9,590
Development and management services revenue	29,641	40,039	45,158
Company’s share of Net Operating Income	$1,626,131	$1,739,850	$1,551,842

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures does not include impairment losses on its investments in unconsolidated joint ventures or its share of gains on sales of real estate from unconsolidated joint ventures, both of which are included within Income From Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred dividends/distributions, interest expense, loss from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Included within the Office property type are commercial office and retail leases, as well as parking revenue.  Upon the adoption of ASC 842, any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. As a result of COVID-19, during the year ended December 31, 2020, the Company wrote off approximately $67.7 million related to accrued rent balances and approximately $22.6 million related to accounts receivable balances. The write-offs were for tenants, primarily in the retail, entertainment and co-working sectors, that either terminated their leases or that the Company considered their accrued rent and/or accounts receivable balances no longer probable of collection.
In addition, parking and other revenue for the year ended December 31, 2020 decreased by approximately $32.9 million compared to 2019. These decreases were primarily in transient and monthly parking revenue.
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
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and has been operating at a diminished occupancy due to the continued impacts that COVID-19 has had on business and leisure travel. The closing of the hotel for more than two fiscal quarters, weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations and thus the results of the Company’s Hotel property type.

Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2020:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$897,915	$—	$935,966	$508,327	$336,587	$2,678,795
Residential	13,616	—	—	155	24,375	38,146
Hotel	7,478	—	—	—	—	7,478
Total	919,009	—	935,966	508,482	360,962	2,724,419
% of Grand Totals	33.73%	—%	34.36%	18.66%	13.25%	100.00%
Rental Expenses:
Office	318,509	—	384,753	163,156	132,051	998,469
Residential	5,378	—	—	2,261	11,100	18,739
Hotel	13,136	—	—	—	—	13,136
Total	337,023	—	384,753	165,417	143,151	1,030,344
% of Grand Totals	32.71%	—%	37.35%	16.05%	13.89%	100.00%
Net operating income	$581,986	$—	$551,213	$343,065	$217,811	$1,694,075
% of Grand Totals	34.35%	—%	32.54%	20.25%	12.86%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(41,849)	—	(121,038)	—	—	(162,887)
Add: Company’s share of net operating income from unconsolidated joint ventures	10,765	57,907	(5,326)	14,928	16,669	94,943
Company’s share of net operating income	$550,902	$57,907	$424,849	$357,993	$234,480	$1,626,131
% of Grand Totals	33.88%	3.56%	26.12%	22.02%	14.42%	100.00%
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

	Year ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$862,227	155,432	$5.55
Allocation of undistributed earnings to participating securities	(748)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$861,479	155,432	$5.54
Effect of Dilutive Securities:
Stock Based Compensation	—	85	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$861,479	155,517	$5.54

	Year ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	154,582	$3.31
Effect of Dilutive Securities:
Stock Based Compensation	—	301	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	154,883	$3.30

	Year ended December 31, 2018
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,347	154,427	$3.71
Allocation of undistributed earnings to participating securities	(101)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$572,246	154,427	$3.71
Effect of Dilutive Securities:
Stock Based Compensation	—	255	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$572,246	154,682	$3.70

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2017 MYLTIP Units required, and the 2018 - 2020 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,211,000 and 17,618,000 and 17,485,000 redeemable common units for the years ended December 31, 2020, 2019 and 2018, respectively.

	Year ended December 31, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,979	172,643	$5.68
Allocation of undistributed earnings to participating securities	(830)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,149	172,643	$5.67
Effect of Dilutive Securities:
Stock Based Compensation	—	85	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,149	172,728	$5.67

	Year ended December 31, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	172,200	$3.37
Effect of Dilutive Securities:
Stock Based Compensation	—	301	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	172,501	$3.36

	Year ended December 31, 2018
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,903	171,912	$3.82
Allocation of undistributed earnings to participating securities	(113)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,790	171,912	$3.82
Effect of Dilutive Securities:
Stock Based Compensation	—	255	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$656,790	172,167	$3.81

15. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($285,000, $280,000 and $275,000 in 2020, 2019 and 2018, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2020, 2019 and 2018 was approximately $4.0 million, $4.2 million and $4.1 million, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2020 and 2019, the Company had maintained approximately $38.6 million and $36.0 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2020 and 2019 was approximately $38.6 million and $36.0 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
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

On February 4, 2020, Boston Properties, Inc.’s Compensation Committee granted the 2020 MYLTIP awards under the Boston Properties, Inc.’s 2012 Stock Option and Incentive Plan (the “2012 Plan”) to certain officers and employees of Boston Properties, Inc. The 2020 MYLTIP awards utilize Boston Properties, Inc.’s TSR over a three-year measurement period, on an annualized, compounded basis, as the performance metric. Earned awards will range from zero to a maximum of 203,278 LTIP Units depending on Boston Properties, Inc.’s TSR relative to the FTSE Russell Nareit Office Index, adjusted to include Vornado Realty Trust, with a target of approximately 101,638 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 50% on February 3, 2023 and 50% on February 3, 2024, based on continued employment. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 3, 2023, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2020 MYLTIP awards are in the form of LTIP Units issued on the grant date which (i) are subject to forfeiture to the extent awards are not earned and (ii) prior to the performance measurement date are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Under ASC 718, the 2020 MYLTIP awards have an aggregate value of approximately $13.7 million, which amount will generally be amortized into earnings under the graded vesting method.
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
On February 9, 2019, the measurement period for the Company’s 2016 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 69.5% of target, or an aggregate of approximately $13.6 million (after giving effect to employee separations). As a result, an aggregate of 364,980 2016 MYLTIP Units that had been previously granted were automatically forfeited.
On February 4, 2018, the measurement period for the Company’s 2015 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 22.0% of target, or an aggregate of approximately $3.6 million (after giving effect to employee separations). As a result, an aggregate of 337,847 2015 MYLTIP Units that had been previously granted were automatically forfeited.
Boston Properties, Inc. issued 29,630, 26,503 and 20,320 shares of restricted common stock and Boston Properties Limited Partnership issued 207,181, 181,919 and 205,838 LTIP Units to employees and non-employee directors under the 2012 Plan during the years ended December 31, 2020, 2019 and 2018, respectively. Boston Properties, Inc. did not issue any non-qualified stock options under the 2012 Plan during the years ended December 31, 2020, 2019 and 2018. Boston Properties Limited Partnership issued 203,278 2020 MYLTIP Units, 220,734 2019 MYLTIP Units and 342,659 2018 MYLTIP Units to employees under the 2012 Plan during the years ended December 31, 2020, 2019 and 2018, respectively. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A majority of the grants of restricted common stock and LTIP Units to employees vest in 4 equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and 2015 - 2020 MYLTIP Units was approximately $43.0 million, $39.8 million and $38.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there was (1) an aggregate of approximately $25.4 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $10.3 million of unrecognized compensation expense related to unvested 2018 - 2020 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.1 years.
The shares of restricted stock were valued at approximately $4.0 million ($133.81 per share weighted-average), $3.5 million ($131.27 per share weighted-average) and $2.4 million ($119.27 per share weighted-average) for the years ended December 31, 2020, 2019 and 2018, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2020, 2019 and 2018 were valued at approximately $26.3 million, $22.1 million and $22.7 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2020, 2019 and 2018 was $127.14, $121.50 and $110.29, respectively. The per unit fair value of each LTIP Unit granted in 2020, 2019 and 2018 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 1.47%, 2.68% and 2.63% and an expected price volatility of 18.0%, 27.0% and 27.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2020, 2019 and 2018.
A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2020, 2019 and 2018 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2017	540,441	$96.35
Exercised	—	$—
Outstanding at December 31, 2018	540,441	$96.35
Exercised	(145,088)	$96.27
Outstanding at December 31, 2019	395,353	$96.37
Exercised	(43,792)	$91.60
Outstanding at December 31, 2020	351,561	$96.97

The following table summarizes information about Boston Properties, Inc.’s stock options outstanding at December 31, 2020:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/20	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/20	Exercise Price
54,003	0.1 years	$86.86	54,003	$86.86
54,282	2.3 years	$95.69	54,282	$95.69
133,834	2.1 years	$98.46	133,834	$98.46
109,442	1.1 years	$100.77	109,442	$100.77

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2020 was approximately $0.4 million. In addition, Boston Properties, Inc. had 395,353 and 540,441 options exercisable at a weighted-average exercise price of $96.37 and $96.35 at December 31, 2019 and 2018, respectively.
Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 7,195, 5,862 and 6,268 shares with the weighted-average purchase price equal to $90.53 per share, $104.11 per share and $107.20 per share under the Stock Purchase Plan during the years ended December 31, 2020, 2019 and 2018, respectively.

17. Related Party Transactions
A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $914,000, $21,000 and $921,000 during the years ended December 31, 2020, 2019 and 2018, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. In addition, Mr. Ritchey’s brother is employed by a real estate brokerage firm and participated in brokerage activities for which the Company paid the firm approximately $3.4 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively. Mr. Ritchey’s brother did not participate in brokerage activities related to such arrangement during the year ended December 31, 2018. Mr. Ritchey is a Senior Executive Vice President of Boston Properties, Inc.
In accordance with Boston Properties, Inc.’s 2012 Plan, and as approved by its Board of Directors, seven non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2020. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s Common Stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. The deferred stock units may be settled in shares of Common Stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. The non-employee director compensation program provides, subject to certain conditions, the non-employee directors holding deferred stock units with the ability to elect, following cessation of their service on the Company’s Board of Directors, to diversify their investment elections into non-employer securities on a pre-tax basis and receive tax-deferred returns on such deferrals, which will ultimately be settled in cash. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the non-employee director in the future. At December 31, 2020 and 2019, the Company had maintained approximately $0.8 million and $0.7 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the non-employee director and earnings on the deferred compensation pursuant to investments elected by the non-employee director. The Company’s liability as of December 31, 2020 and 2019 was approximately $0.8 million and $0.7 million, respectively, which is included in the accompanying Consolidated Balance Sheets. The terms of the non-employee director compensation program require the classification of these deferred stock units as temporary equity on the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units. On May 21, 2019, in connection with the cessation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 17,949 shares of Common Stock in settlement of a portion of the director’s outstanding deferred stock units. In addition, on September 3, 2019, the Company converted 4,917 of such director’s deferred stock units as a result of such director’s election to diversify their investment elections into non-employer securities. At December 31, 2020 and 2019, Boston Properties, Inc. had outstanding 72,966 and 60,676 deferred stock units, respectively.
18. Subsequent Events
On January 29, 2021 and February 2, 2021, Boston Properties, Inc. issued an aggregate of 33,449 shares of restricted Common Stock and Boston Properties Limited Partnership issued an aggregate of 263,527 LTIP Units under the 2012 Plan to certain employees of Boston Properties, Inc.
On February 2, 2021, Boston Properties, Inc.’s Compensation Committee approved the 2021 Multi-Year Long-Term Incentive Program (the “2021 MYLTIP”) awards under Boston Properties, Inc.’s 2012 Plan to certain officers and employees of Boston Properties, Inc. Earned awards will range from zero to a maximum of 352,021 LTIP Units depending on Boston Properties, Inc.’s relative and absolute TSR performance with a target of approximately 176,009 LTIP Units. Under ASC 718, the 2021 MYLTIP awards have an aggregate value of approximately $15.3 million.
On February 5, 2021, the measurement period for the Company’s 2018 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final awards were determined to be 29.2% of target, or an aggregate of approximately $4.6 million (after giving effect to employee separations). As a result, an aggregate of 285,925 2018 MYLTIP Units that had been previously granted were automatically forfeited.
On February 14, 2021, Boston Properties Limited Partnership used available cash to complete the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to par plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 112 of this Annual Report on Form 10-K and is incorporated herein by reference.
Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 125 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2020.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders(1)	3,886,774	(2)	$96.97	(2)	8,069,531	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		78,152
Total	3,886,774		$96.97		8,147,683
______________
(1)Includes information related to BXP’s 1997 Plan and 2012 Plan.
(2)Includes (a) 351,561 shares of common stock issuable upon the exercise of outstanding options (all of which are vested and exercisable), (b) 1,336,115 long term incentive units (LTIP units) (914,572 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 1,366,743 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 336,195 2018 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 219,916 2019 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 203,278 2020 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 72,966 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors.
Does not include 55,616 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2018 MYLTIP Awards, 2019 MYLTIP Awards, 2020 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
(3)Represents awards available for issuance under BXP’s 2012 Plan. “Full-value” awards (i.e., awards other than stock options) are multiplied by a 2.32 conversion ratio to calculate the number of shares available under the 2012 Plan that are used for each full-value award, as opposed to a 1.0 conversion ratio for each stock option awarded under the 2012 Plan.
(4)Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Board of Directors of BXP on October 29, 1998. The ESPP has not been approved by BXP’s stockholders. The ESPP is available to all our employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of our common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of our common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $10,000 per year to purchase our common stock under the ESPP.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedule

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2020 (dollars in thousands)
Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,277,522	$1,796,252	$1,532,654	$227,450	$1,796,252	$1,760,104	$—	$—	$3,556,356	$364,145	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	573,187	115,638	1,480,302	17,681	—	1,613,621	634,402	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	469,860	195,987	1,300,980	—	—	1,496,967	680,507	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	340,960	354,107	1,026,411	—	—	1,380,518	387,217	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	630,068	241,600	494,782	446,950	289,639	663,694	—	229,999	1,183,332	284,477	1977/1997	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	946,205	5,355	200,349	951,560	—	—	1,151,909	68,918	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	218,821	251,374	854,874	—	—	1,106,248	244,882	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	51,860	285,263	655,027	—	—	940,290	138,004	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	111,196	131,067	547,150	—	—	678,217	141,629	1971-1975/2017	2012	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	108,206	169,193	484,864	—	—	654,057	217,845	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	142,666	316,856	153,797	94,240	463,959	55,120	—	613,319	221,323	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	18,538	63,988	473,075	—	—	537,063	146,860	2011	2007	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	214,275	87,852	307,970	—	—	395,822	193,058	1986	1997	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	28,446	103,000	282,111	—	—	385,111	81,517	2012	2010	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	21,030	56,853	327,328	—	—	384,181	90,047	1986-1990	2012	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,917	72,545	227,683	—	—	300,228	55,319	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—	121	273,013	25,712	23,367	275,479	—	—	298,846	9,941	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	112,436	107,356	188,621	—	—	295,977	66,072	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	41,163	13,687	278,558	—	—	292,245	107,358	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	3,945	95,322	169,106	—	—	264,428	30,743	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	81,302	18,789	229,753	—	—	248,542	89,232	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,287	40,933	151,665	—	—	192,598	31,953	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	18,479	95,066	86,852	—	—	181,918	21,725	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	57,154	20,108	159,775	—	—	179,883	76,993	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	37,049	27,135	118,207	—	—	145,342	38,000	1984/2018	2004	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	39,884	11,293	123,024	—	—	134,317	62,808	2000	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	3,299	18,062	112,296	—	—	130,358	46,469	2003-2006	2007	(1)

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2020 (dollars in thousands)
Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	46,762	16,179	113,231	—	—	129,410	57,441	1999	2000	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(5)	25,854	92,206	—	—	118,060	32,278	2010	2001	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	25,510	15,420	101,759	—	—	117,179	53,885	2001	2003	(1)
17Fifty Presidents Street	Office	Reston, VA	—	—	113,362	—	—	113,362	—	—	113,362	3,466	2020	2013	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	26,458	19,092	92,366	—	—	111,458	35,918	2000	2004	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	20,742	12,533	91,189	—	—	103,722	45,920	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	27,593	21,173	78,629	—	—	99,802	29,479	1981/1996/2013	2006	(1)
880 & 890 Winter Street	Office	Waltham, MA	—	29,510	65,812	1,367	29,510	66,561	618	—	96,689	5,706	1998-1999	2019	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	4,744	2,290	90,159	—	—	92,449	14,073	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	18,077	20,785	68,474	—	—	89,259	24,200	1983/1998/2013	2006	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	23,958	13,807	73,163	—	—	86,970	32,678	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	11,937	14,023	72,144	—	—	86,167	29,691	2008	2001	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	13,151	11,097	73,133	—	—	84,230	38,118	2003	1999	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	907	63,206	14,879	907	—	78,992	14,198	1979	2016	(1)
20 CityPoint	Office	Waltham, MA	—	4,887	72,764	—	4,887	72,764	—	—	77,651	3,325	2020	2007	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	5,518	16,741	56,803	—	—	73,544	15,215	1987/2003	2011	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	59,751	7,543	3,151	66,993	—	—	70,144	24,275	1971/1995/2018	1997	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	12,842	2013	2009	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	14,771	—	68,120	—	—	68,120	28,305	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	6,236	10,148	56,080	—	—	66,228	31,405	1984	1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	21,102	16,813	30,496	317	14,607	62,233	18,585	1999	1997	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	34,107	548	58,803	—	—	59,351	37,353	1987	1997	(1)
University Place	Office	Cambridge, MA	1,491	—	37,091	16,745	6,909	46,927	—	—	53,836	30,983	1985	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	20,396	2,251	47,514	—	—	49,765	28,329	1985	1999	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	8,679	8,662	34,307	—	—	42,969	21,150	1981/2006	2007	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	4,580	23,377	17,670	—	—	41,047	16,749	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	2,253	1,323	26,822	—	—	28,145	14,154	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	12,723	2,395	24,570	—	—	26,965	13,041	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	18,567	1,264	19,727	—	—	20,991	15,289	1982	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	1,124	3,124	16,152	—	—	19,276	8,985	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	421	6,492	10,364	—	—	16,856	1,667	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	2,778	2015	2012	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	11,566	425	14,641	—	—	15,066	5,674	1979	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	7,669	802	14,209	—	—	15,011	12,507	1985	1997	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	2,177	1,160	11,603	—	—	12,763	5,908	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	4,221	1,858	10,626	—	—	12,484	8,589	1990	1997	(1)

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2020 (dollars in thousands)
Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	819	791	9,966	—	—	10,757	5,665	1997	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	5,016	659	8,571	—	—	9,230	6,756	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	6,944	314	8,741	—	—	9,055	2,365	1968/1979/1987	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	2,591	1,430	7,007	—	—	8,437	4,103	1987	1998	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	3,593	273	7,913	—	—	8,186	6,211	1983	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	3,198	601	7,245	—	—	7,846	5,923	1984	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	676	5,477	1,766	—	—	7,243	819	1977	2012	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	1,075	661	5,795	—	—	6,456	2,269	2002	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	6,064	65	6,175	—	—	6,240	2,487	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	5,035	551	5,562	—	—	6,113	4,838	1986	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,640	367	5,160	—	—	5,527	4,399	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,649	774	4,082	—	—	4,856	3,320	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	1,035	93	3,650	—	—	3,743	2,724	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,821	398	3,269	—	—	3,667	2,870	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,658	613	2,836	—	—	3,449	2,699	1982	1997	(1)
The Skylyne	Residential	Oakland, CA	—	28,962	239,077	—	28,962	239,077	—	—	268,039	2,128	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—	27,076	190,580	659	27,076	191,239	—	—	218,315	13,650	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—	9,243	127,248	3,336	9,245	130,582	—	—	139,827	7,883	2018	2015	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	846	20,350	92,841	—	—	113,191	17,204	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	2,129	3,529	57,020	—	—	60,549	14,166	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	35,486	1,201	72,681	—	—	73,882	49,103	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	6,846	103	41,778	—	—	41,881	14,442	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	1,552	1,434	17,071	—	—	18,505	6,485	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	2,111	1,579	13,328	—	—	14,907	10,044	1990	1997	(1)
Reston Next (formerly Reston Gateway)	Development	Reston, VA	—	—	—	354,174	—	—	—	354,174	354,174	—	N/A	1998	N/A
2100 Pennsylvania Avenue	Development	Washington, DC	—	—	—	294,445	185,129	—	—	109,316	294,445	3,481	N/A	N/A	N/A
325 Main Street	Development	Cambridge, MA	—	174	—	161,468	965	—	—	160,677	161,642	—	N/A	1997	N/A
777 Harrison Street (formerly 425 Fourth Street)	Land	San Francisco, CA	—	144,647	—	25,930	—	47	170,530	—	170,577	—	N/A	2020	N/A
North First Master Plan	Land	San Jose, CA	—	35,004	—	3,937	—	—	38,941	—	38,941	—	N/A	2007	N/A

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2020 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
Plaza at Almaden	Land	San Jose, CA	—		—	—	36,431	—		—		36,431		—	36,431	—	N/A	2006	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	30,643	—		—		30,643		—	30,643	—	N/A	N/A	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	28,610	—		—		28,610		—	28,610	—	N/A	1998	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,871	—		—		19,871		—	19,871	—	N/A	2007	N/A
214 Third Avenue	Land	Waltham, MA	—		—	—	19,206	—		—		19,206		—	19,206	—	N/A	2006	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	13,363	—		—		13,363		—	13,363	—	N/A	N/A	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,888	—		—		12,888		—	12,888	—	N/A	2007	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,392	—		—		2,392		—	2,392	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	2,145	—		—		2,145		—	2,145	—	N/A	1997	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	42	—		—		42		—	42	—	N/A	2000	N/A
			$2,909,081	(2)	$5,160,116	$13,196,160	$4,947,027	$5,429,703	(3)	$16,553,873	(4)	$450,954	(5)	$868,773	$23,303,303	$5,501,637

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $49,606. Accumulated Depreciation does not include approximately $32,465 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $20.7 billion and $4.5 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)Includes unamortized deferred financing costs totaling approximately $(22.9) million.
(3)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $214,091 and $146,406, respectively.
(4)Includes Right of Use Assets - Finance Leases of approximately $23,302.
(5)Includes pre-development costs.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2020, 2019 and 2018
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2020	2019	2018
Real Estate:
Balance at the beginning of the year	$22,844,697	$21,605,545	$21,058,714
Additions to/improvements of real estate	996,989	1,671,898	1,043,379
Assets sold/written-off	(538,383)	(432,746)	(496,548)
Balance at the end of the year	$23,303,303	$22,844,697	$21,605,545
Accumulated Depreciation:
Balance at the beginning of the year	$5,239,179	$4,871,102	$4,566,570
Depreciation expense	573,898	564,938	533,342
Assets sold/written-off	(311,440)	(196,861)	(228,810)
Balance at the end of the year	$5,501,637	$5,239,179	$4,871,102

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2020 (dollars in thousands)
				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,277,522	$1,796,252	$1,532,654	$227,450	$1,796,252	$1,760,104	$—	$—	$3,556,356	$364,145	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	512,816	100,540	1,435,029	17,681	—	1,553,250	617,331	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	407,480	180,420	1,254,167	—	—	1,434,587	662,756	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	281,352	339,200	981,710	—	—	1,320,910	370,361	1961/2018	2002	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	946,205	5,355	200,349	951,560	—	—	1,151,909	68,918	2018	2013	(1)
601 Lexington Avenue	Office	New York, NY	630,068	241,600	494,782	409,864	279,281	636,966	—	229,999	1,146,246	274,343	1977/1997	2001	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	218,821	251,374	854,874	—	—	1,106,248	244,882	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	51,860	285,263	655,027	—	—	940,290	138,004	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	111,196	131,067	547,150	—	—	678,217	141,629	1971-1975/2017	2012	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	70,227	159,694	456,384	—	—	616,078	207,106	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	142,666	316,856	138,834	90,498	452,738	55,120	—	598,356	217,092	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	18,538	63,988	473,075	—	—	537,063	146,860	2011	2007	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	28,446	103,000	282,111	—	—	385,111	81,517	2012	2010	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	21,030	56,853	327,328	—	—	384,181	90,047	1986-1990	2012	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	187,033	81,040	287,540	—	—	368,580	185,354	1986	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	7,917	72,545	227,683	—	—	300,228	55,319	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—	121	273,013	25,509	23,164	275,479	—	—	298,643	9,941	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	112,436	107,356	188,621	—	—	295,977	66,072	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	40,827	13,603	278,306	—	—	291,909	107,279	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	3,933	95,310	169,106	—	—	264,416	30,743	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	81,302	18,789	229,753	—	—	248,542	89,232	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,287	40,933	151,665	—	—	192,598	31,953	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	18,479	95,066	86,852	—	—	181,918	21,725	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	53,079	19,089	156,719	—	—	175,808	75,841	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	32,436	25,982	114,747	—	—	140,729	36,695	1984/2018	2004	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	3,135	18,021	112,173	—	—	130,194	46,430	2003-2006	2007	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	34,247	9,883	118,797	—	—	128,680	61,215	2000	2003	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	42,344	15,074	109,918	—	—	124,992	56,191	1999	2000	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	(5)	25,854	92,206	—	—	118,060	32,278	2010	2001	(1)
17Fifty Presidents Street	Office	Reston, VA	—	—	113,362	—	—	113,362	—	—	113,362	3,466	2020	2013	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	19,298	13,866	97,101	—	—	110,967	52,128	2001	2003	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	22,468	18,095	89,373	—	—	107,468	34,790	2000	2004	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2020 (dollars in thousands)
				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	27,295	21,098	78,406	—	—	99,504	29,397	1981/1996/2013	2006	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	15,197	11,146	87,031	—	—	98,177	44,352	2001	2003	(1)
880 & 890 Winter Street	Office	Waltham, MA	—	29,510	65,812	1,367	29,510	66,561	618	—	96,689	5,706	1998-1999	2019	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	4,581	2,127	90,159	—	—	92,286	14,073	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	17,898	20,741	68,339	—	—	89,080	24,156	1983/1998/2013	2006	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	11,832	13,997	72,065	—	—	86,062	29,665	2008	2001	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	22,341	13,403	71,950	—	—	85,353	32,224	1992	2005	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	10,164	10,350	70,893	—	—	81,243	37,273	2003	1999	(1)
3625-3635 Peterson Way	Office	Santa Clara, CA	—	63,206	14,879	907	63,206	14,879	907	—	78,992	14,198	1979	2016	(1)
20 CityPoint	Office	Waltham, MA	—	4,887	72,764	—	4,887	72,764	—	—	77,651	3,325	2020	2007	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	5,518	16,741	56,803	—	—	73,544	15,215	1987/2003	2011	(1)
191 Spring Street	Office	Lexington, MA	—	2,850	59,751	6,911	2,850	66,662	—	—	69,512	24,150	1971/1995/2018	1997	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	12,842	2013	2009	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	14,771	—	68,120	—	—	68,120	28,305	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	3,625	9,496	54,121	—	—	63,617	30,666	1984	1998	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	18,441	16,148	28,500	317	14,607	59,572	17,832	1999	1997	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	32,451	134	57,561	—	—	57,695	36,887	1987	1997	(1)
University Place	Office	Cambridge, MA	1,491	—	37,091	15,295	6,546	45,840	—	—	52,386	30,577	1985	1998	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	18,316	1,731	45,954	—	—	47,685	27,744	1985	1999	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	4,557	23,371	17,653	—	—	41,024	16,743	1981	2007	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	4,016	6,128	32,178	—	—	38,306	20,348	1981/2006	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	248	822	25,318	—	—	26,140	13,584	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	10,617	1,868	22,991	—	—	24,859	12,445	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	17,803	1,073	19,154	—	—	20,227	15,076	1982	1997	(1)
201 Spring Street	Office	Lexington, MA	—	2,849	15,303	25	2,849	15,328	—	—	18,177	8,672	1997	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	421	6,492	10,364	—	—	16,856	1,667	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,157	3,219	12,195	—	—	15,414	2,778	2015	2012	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	10,929	266	14,163	—	—	14,429	5,494	1979	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	6,940	619	13,663	—	—	14,282	12,300	1985	1997	(1)
181 Spring Street	Office	Lexington, MA	—	1,066	9,520	1,800	1,066	11,320	—	—	12,386	5,802	1999	1997	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	3,232	1,611	9,884	—	—	11,495	8,306	1990	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	314	665	9,587	—	—	10,252	5,520	1997	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	4,323	486	8,051	—	—	8,537	6,561	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	6,358	168	8,301	—	—	8,469	2,199	1968/1979/1987	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	2,177	1,327	6,696	—	—	8,023	3,983	1987	1998	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2020 (dollars in thousands)
				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
250 Binney Street	Office	Cambridge, MA	—	110	4,483	2,939	110	7,422	—	—	7,532	6,030	1983	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,604	453	6,799	—	—	7,252	5,756	1984	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	676	5,477	1,766	—	—	7,243	819	1977	2012	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	863	608	5,636	—	—	6,244	2,209	2002	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	5,907	26	6,057	—	—	6,083	2,442	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,342	378	5,042	—	—	5,420	4,643	1986	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,107	234	4,760	—	—	4,994	4,249	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,298	686	3,819	—	—	4,505	3,217	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	854	47	3,515	—	—	3,562	2,676	1988	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,438	303	2,981	—	—	3,284	2,765	1984	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,345	535	2,601	—	—	3,136	2,609	1982	1997	(1)
The Skylyne	Residential	Oakland, CA	—	28,962	239,077	—	28,962	239,077	—	—	268,039	2,128	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—	27,076	190,580	659	27,076	191,239	—	—	218,315	13,650	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—	9,243	127,248	3,336	9,245	130,582	—	—	139,827	7,883	2018	2015	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	846	20,350	92,841	—	—	113,191	17,204	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	2,129	3,529	57,020	—	—	60,549	14,166	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	32,595	478	70,513	—	—	70,991	48,286	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	6,432	—	41,467	—	—	41,467	14,327	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	840	1,256	16,537	—	—	17,793	6,287	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	446	1,163	12,079	—	—	13,242	9,576	1990	1997	(1)
Reston Next (formerly Reston Gateway)	Development	Reston, VA	—	—	—	354,174	—	—	—	354,174	354,174	—	N/A	1998	N/A
2100 Pennsylvania Avenue	Development	Washington, DC	—	—	—	294,445	185,129	—	—	109,316	294,445	3,481	N/A	N/A	N/A
325 Main Street	Development	Cambridge, MA	—	174	—	161,275	772	—	—	160,677	161,449	—	N/A	1997	N/A
777 Harrison Street (formerly 425 Fourth Street)	Land	San Francisco, CA	—	144,647	—	25,930	—	47	170,530	—	170,577	—	N/A	2020	N/A
North First Master Plan	Land	San Jose, CA	—	35,004	—	3,937	—	—	38,941	—	38,941	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	36,431	—	—	36,431	—	36,431	—	N/A	2006	N/A
Back Bay Station Master Plan	Land	Boston, MA	—	—	—	30,643	—	—	30,643	—	30,643	—	N/A	N/A	N/A
Reston Gateway Master Plan	Land	Reston, VA	—	—	—	28,610	—	—	28,610	—	28,610	—	N/A	1998	N/A
Springfield Metro Center	Land	Springfield, VA	—	—	—	19,871	—	—	19,871	—	19,871	—	N/A	2007	N/A
214 Third Avenue	Land	Waltham, MA	—	—	—	19,206	—	—	19,206	—	19,206	—	N/A	2006	N/A

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2020 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	13,363	—		—		13,363		—	13,363	—	N/A	N/A	N/A
103 Fourth Avenue	Land	Waltham, MA	—		—	—	12,888	—		—		12,888		—	12,888	—	N/A	2007	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,392	—		—		2,392		—	2,392	—	N/A	1998	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	2,145	—		—		2,145		—	2,145	—	N/A	1997	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	42	—		—		42		—	42	—	N/A	2000	N/A
			$2,909,081	(2)	$5,160,116	$13,196,160	$4,570,218	$5,332,487	(3)	$16,274,280	(4)	$450,954	(5)	$868,773	$22,926,494	$5,396,111

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $49,606. Accumulated Depreciation does not include approximately $32,465 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $23.0 billion and $5.0 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)Includes unamortized deferred financing costs totaling approximately $(22.9) million.
(3)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $214,091 and $148,640, respectively.
(4)Includes Right of Use Assets - Finance Leases of approximately $23,302.
(5)Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2020, 2019 and 2018
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2020	2019	2018
Real Estate:
Balance at the beginning of the year	$22,449,476	$21,207,189	$20,647,236
Additions to/improvements of real estate	996,989	1,671,898	1,043,379
Assets sold/written-off	(519,971)	(429,611)	(483,426)
Balance at the end of the year	$22,926,494	$22,449,476	$21,207,189
Accumulated Depreciation:
Balance at the beginning of the year	$5,135,289	$4,773,800	$4,473,895
Depreciation expense	566,813	557,130	525,584
Assets sold/written-off	(305,991)	(195,641)	(225,679)
Balance at the end of the year	$5,396,111	$5,135,289	$4,773,800
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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
Amendment No. 1 to Third Amended and Restated By-laws of Boston Properties, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on March 24, 2020.)

3.7	—	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)
4.1	—	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)
4.2	—
Description of the Securities of Boston Properties, Inc. and Boston Properties Limited Partnership (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on March 2, 2020.)

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

4.6	—
Supplemental Indenture No. 13, dated as of April 11, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.125% Senior Note due 2023. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on April 11, 2013.)

4.7	—
Supplemental Indenture No. 14, dated as of June 27, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.800% Senior Note due 2024. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013.)

4.8	—
Supplemental Indenture No. 15, dated as of January 20, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.650% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on January 20, 2016.)

4.9	—
Supplemental Indenture No. 16, dated as of August 17, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.750% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on August 17, 2016.)

4.10	—
Supplemental Indenture No. 17, dated as of December 4, 2017, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.200% Senior Note due 2025. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on December 4, 2017.)

4.11	—
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

4.12	—
Supplemental Indenture No. 19, dated as of June 21, 2019, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.400% Senior Note due 2029. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on June 21, 2019.)

4.13	—
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

4.14	—
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
Certificate of Designations for the Series Four Preferred Units, dated as of August 29, 2012, constituting an amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Boston Properties, Inc. filed on November 8, 2012.)

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
Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2020.)

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
Item 16. Form 10-K Summary.
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

February 26, 2021	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

February 26, 2021

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

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
February 26, 2021	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 26, 2021

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