Form 10-Q
period 2021-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2021-05-07
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,074,252
(Registrant)	(Class)	(Outstanding on May 3, 2021)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2021 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of March 31, 2021, BXP owned an approximate 89.9% ownership interest in BPLP. The remaining approximate 10.1% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets at BXP. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $268.2 million, or 1.5% at March 31, 2021, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, certain information for BXP and BPLP in this report has been separated, as set forth below:
• Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
• Note 3. Real Estate;
• Note 11. Stockholders’ Equity / Partners’ Capital;
• Note 12. Segment Information; and
• Note 13. Earnings Per Share / Common Unit
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2021

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2021	December 31, 2020
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,615,237 and $6,592,019 at March 31, 2021 and December 31, 2020, respectively)	$23,156,924	$22,969,110
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2021 and December 31, 2020, respectively)	237,017	237,393
Right of use assets - operating leases	144,143	146,406
Less: accumulated depreciation (amounts related to VIEs of $(1,188,554) and $(1,158,548) at March 31, 2021 and December 31, 2020, respectively)	(5,665,061)	(5,534,102)
Total real estate	17,873,023	17,818,807
Cash and cash equivalents (amounts related to VIEs of $289,737 and $340,642 at March 31, 2021 and December 31, 2020, respectively)	697,369	1,668,742
Cash held in escrows	251,814	50,587
Investments in securities	39,002	39,457
Tenant and other receivables, net (amounts related to VIEs of $5,846 and $10,911 at March 31, 2021 and December 31, 2020, respectively)	51,271	77,411
Related party note receivable, net	77,640	77,552
Notes receivable, net	18,891	18,729
Accrued rental income, net (amounts related to VIEs of $341,772 and $336,594 at March 31, 2021 and December 31, 2020, respectively)	1,145,066	1,122,502
Deferred charges, net (amounts related to VIEs of $177,647 and $183,306 at March 31, 2021 and December 31, 2020, respectively)	622,649	640,085
Prepaid expenses and other assets (amounts related to VIEs of $45,075 and $13,137 at March 31, 2021 and December 31, 2020, respectively)	129,102	33,840
Investments in unconsolidated joint ventures	1,307,725	1,310,478
Total assets	$22,213,552	$22,858,190
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,904,672 and $2,907,590 at March 31, 2021 and December 31, 2020, respectively)	$2,904,672	$2,909,081
Unsecured senior notes, net	9,631,592	9,639,287
Unsecured line of credit	—	—
Unsecured term loan, net	—	499,390
Lease liabilities - finance leases (amounts related to VIEs of $20,345 and $20,306 at March 31, 2021 and December 31, 2020, respectively)	239,361	236,492
Lease liabilities - operating leases	200,383	201,713
Accounts payable and accrued expenses (amounts related to VIEs of $15,957 and $23,128 at March 31, 2021 and December 31, 2020, respectively)	260,875	336,264
Dividends and distributions payable	171,003	171,082
Accrued interest payable	76,675	106,288
Preferred stock redemption liability	200,000	—
Other liabilities (amounts related to VIEs of $141,547 and $158,805 at March 31, 2021 and December 31, 2020, respectively)	399,965	412,084
Total liabilities	14,084,526	14,511,681
Commitments and contingencies (See Note 9)

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2021	December 31, 2020
Redeemable deferred stock units— 75,834 and 72,966 units outstanding at redemption value at March 31, 2021 and December 31, 2020, respectively	7,679	6,897
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2020	—	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,153,100 and 155,797,725 issued and 156,074,200 and 155,718,825 outstanding at March 31, 2021 and December 31, 2020, respectively	1,561	1,557
Additional paid-in capital	6,392,923	6,356,791
Dividends in excess of earnings	(570,982)	(509,653)
Treasury common stock at cost, 78,900 shares at March 31, 2021 and December 31, 2020	(2,722)	(2,722)
Accumulated other comprehensive loss	(45,139)	(49,890)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,775,641	5,996,083
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	620,106	616,596
Property partnerships	1,725,600	1,726,933
Total equity	8,121,347	8,339,612
Total liabilities and equity	$22,213,552	$22,858,190

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended March 31,
	2021	2020
Revenue
Lease	$685,817	$710,111
Parking and other	16,938	24,504
Hotel	632	6,825
Development and management services	6,803	7,879
Direct reimbursements of payroll and related costs from management services contracts	3,505	3,237
Total revenue	713,695	752,556
Expenses
Operating
Rental	257,389	262,966
Hotel	2,051	6,821
General and administrative	44,959	36,454
Payroll and related costs from management services contracts	3,505	3,237
Transaction costs	331	615
Depreciation and amortization	176,565	171,094
Total expenses	484,800	481,187
Other income (expense)
Income (loss) from unconsolidated joint ventures	5,225	(369)
Gains on sales of real estate	—	410,165
Interest and other income (loss)	1,168	3,017
Gains (losses) from investments in securities	1,659	(5,445)
Losses from early extinguishment of debt	(898)	—
Interest expense	(107,902)	(101,591)
Net income	128,147	577,146
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(16,467)	(19,486)
Noncontrolling interest—common units of the Operating Partnership	(11,084)	(57,539)
Net income attributable to Boston Properties, Inc.	100,596	500,121
Preferred dividends	(2,560)	(2,625)
Preferred stock redemption charge	(6,412)	—
Net income attributable to Boston Properties, Inc. common shareholders	$91,624	$497,496
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.59	$3.20
Weighted average number of common shares outstanding	155,928	155,011
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.59	$3.20
Weighted average number of common and common equivalent shares outstanding	156,099	155,258

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2021	2020
Net income	$128,147	$577,146
Other comprehensive income (loss):
Effective portion of interest rate contracts	3,740	(9,720)
Amortization of interest rate contracts (1)	1,676	1,666
Other comprehensive income (loss)	5,416	(8,054)
Comprehensive income	133,563	569,092
Net income attributable to noncontrolling interests	(27,551)	(77,025)
Other comprehensive (income) loss attributable to noncontrolling interests	(665)	689
Comprehensive income attributable to Boston Properties, Inc.	$105,347	$492,756
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2020	155,719	$1,557	$200,000	$6,356,791	$(509,653)	$(2,722)	$(49,890)	$616,596	$1,726,933	$8,339,612
Redemption of operating partnership units to common stock	118	1	—	4,197	—	—	—	(4,198)	—	—
Allocated net income for the year	—	—	—	—	100,596	—	—	11,084	16,467	128,147
Dividends/distributions declared	—	—	—	—	(155,513)	—	—	(17,287)	—	(172,800)
Shares issued pursuant to stock purchase plan	5	—	—	484	—	—	—	—	—	484
Net activity from stock option and incentive plan	232	3	—	20,002	—	—	—	18,462	—	38,467
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	281	281
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(18,225)	(18,225)
Effective portion of interest rate contracts	—	—	—	—	—	—	3,370	370	—	3,740
Amortization of interest rate contracts	—	—	—	—	—	—	1,381	151	144	1,676
Reallocation of noncontrolling interest	—	—	—	5,072	—	—	—	(5,072)	—	—
Equity, March 31, 2021	156,074	$1,561	$—	$6,392,923	$(570,982)	$(2,722)	$(45,139)	$620,106	$1,725,600	$8,121,347

Equity, December 31, 2019	154,790	$1,548	$200,000	$6,294,719	$(760,523)	$(2,722)	$(48,335)	$600,860	$1,728,689	$8,014,236
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)		(1,679)
Redemption of operating partnership units to common stock	462	5	—	15,490	—	—	—	(15,495)	—	—
Allocated net income for the period	—	—	—	—	500,121	—	—	57,539	19,486	577,146
Dividends/distributions declared	—	—	—	—	(154,833)	—	—	(17,444)	—	(172,277)
Shares issued pursuant to stock purchase plan	2	—	—	325	—	—	—	—	—	325
Net activity from stock option and incentive plan	61	—	—	7,383	—	—	—	15,677	—	23,060
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	3,876	3,876
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(15,750)	(15,750)
Effective portion of interest rate contracts	—	—	—	—	—	—	(8,732)	(988)	—	(9,720)
Amortization of interest rate contracts	—	—	—	—	—	—	1,367	155	144	1,666
Reallocation of noncontrolling interest	—	—	—	3,558	—	—	—	(3,558)	—	—
Equity, March 31, 2020	155,315	$1,553	$200,000	$6,321,475	$(416,740)	$(2,722)	$(55,700)	$636,572	$1,736,445	$8,420,883

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$128,147	$577,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,565	171,094
Amortization of right of use assets - operating leases	2,263	583
Non-cash compensation expense	20,090	17,525
Loss (income) from unconsolidated joint ventures	(5,225)	369
Distributions of net cash flow from operations of unconsolidated joint ventures	3,972	5,917
(Gains) losses from investments in securities	(1,659)	5,445
Allowance for current expected credit losses	(128)	—
Non-cash portion of interest expense	5,984	5,646
Settlement of accreted debt discount on redemption of unsecured senior notes	(6,290)	—
Losses from early extinguishments of debt	898	—
Gains on sales of real estate	—	(410,165)
Change in assets and liabilities:
Tenant and other receivables, net	26,020	17,784
Notes receivable, net	(140)	(128)
Accrued rental income, net	(9,413)	(27,285)
Prepaid expenses and other assets	(96,351)	(93,819)
Lease liabilities - operating leases	(1,330)	393
Accounts payable and accrued expenses	(21,578)	(48,591)
Accrued interest payable	(28,970)	(7,644)
Other liabilities	(24,177)	(21,296)
Tenant leasing costs	(16,615)	(17,777)
Total adjustments	23,916	(401,949)
Net cash provided by operating activities	152,063	175,197
Cash flows from investing activities:
Construction in progress	(119,496)	(143,160)
Building and other capital improvements	(32,717)	(39,154)
Tenant improvements	(93,201)	(64,172)
Proceeds from sales of real estate	—	259,489
Capital contributions to unconsolidated joint ventures	(16,684)	(89,997)
Capital distributions from unconsolidated joint ventures	122	—
Proceeds from sale of investment in unconsolidated joint venture	17,589	—
Investments in securities, net	2,114	3,201
Net cash used in investing activities	(242,273)	(73,793)
Cash flows from financing activities:
Repayments of mortgage notes payable	(5,374)	(4,212)
Proceeds from unsecured senior notes	846,345	—
Redemption of unsecured senior notes	(843,710)	—
Borrowings on unsecured line of credit	—	265,000
Repayments of unsecured line of credit	—	(15,000)
Repayment of unsecured term loan	(500,000)	—
Deferred financing costs	(7,145)	(11)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2021	2020
Debt prepayment and extinguishment costs	(185)	—
Net proceeds from equity transactions	19,643	3,349
Dividends and distributions	(171,566)	(171,964)
Contributions from noncontrolling interests in property partnerships	281	3,876
Distributions to noncontrolling interests in property partnerships	(18,225)	(15,750)
Net cash provided by (used in) financing activities	(679,936)	65,288
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(770,146)	166,692
Cash and cash equivalents and cash held in escrows, beginning of period	1,719,329	691,886
Cash and cash equivalents and cash held in escrows, end of period	$949,183	$858,578

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,668,742	$644,950
Cash held in escrows, beginning of period	50,587	46,936
Cash and cash equivalents and cash held in escrows, beginning of period	$1,719,329	$691,886

Cash and cash equivalents, end of period	$697,369	$660,733
Cash held in escrows, end of period	251,814	197,845
Cash and cash equivalents and cash held in escrows, end of period	$949,183	$858,578

Supplemental disclosures:
Cash paid for interest	$146,781	$114,696
Interest capitalized	$12,032	$14,149

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(25,161)	$(38,782)
Change in real estate included in accounts payable and accrued expenses	$(42,778)	$(27,415)
Preferred stock redemption liability	$200,000	$—
Accrued rental income, net deconsolidated	$—	$(4,558)
Tenant leasing costs, net deconsolidated	$—	$(3,462)
Building and other capital improvements, net deconsolidated	$—	$(111,889)
Tenant improvements, net deconsolidated	$—	$(12,331)
Investment in unconsolidated joint venture recorded upon deconsolidation	$—	$347,898
Deferred distributions from sale of investment in unconsolidated joint venture	$5,808	$—
Deferred proceeds from sale of investment in unconsolidated joint venture	$200	$—
Dividends and distributions declared but not paid	$171,003	$171,026
Conversions of noncontrolling interests to stockholders’ equity	$4,198	$15,495
Issuance of restricted securities to employees and non-employee directors	$41,255	$43,104

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2021	December 31, 2020
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,615,237 and $6,592,019 at March 31, 2021 and December 31, 2020, respectively)	$22,781,429	$22,592,301
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2021 and December 31, 2020, respectively)	237,017	237,393
Right of use assets - operating leases	144,143	146,406
Less: accumulated depreciation (amounts related to VIEs of $(1,188,554) and $(1,158,548) at March 31, 2021 and December 31, 2020, respectively)	(5,557,784)	(5,428,576)
Total real estate	17,604,805	17,547,524
Cash and cash equivalents (amounts related to VIEs of $289,737 and $340,642 at March 31, 2021 and December 31, 2020, respectively)	697,369	1,668,742
Cash held in escrows	251,814	50,587
Investments in securities	39,002	39,457
Tenant and other receivables, net (amounts related to VIEs of $5,846 and $10,911 at March 31, 2021 and December 31, 2020, respectively)	51,271	77,411
Related party note receivable, net	77,640	77,552
Notes receivable, net	18,891	18,729
Accrued rental income, net (amounts related to VIEs of $341,772 and $336,594 at March 31, 2021 and December 31, 2020, respectively)	1,145,066	1,122,502
Deferred charges, net (amounts related to VIEs of $177,647 and $183,306 at March 31, 2021 and December 31, 2020, respectively)	622,649	640,085
Prepaid expenses and other assets (amounts related to VIEs of $45,075 and $13,137 at March 31, 2021 and December 31, 2020, respectively)	129,102	33,840
Investments in unconsolidated joint ventures	1,307,725	1,310,478
Total assets	$21,945,334	$22,586,907
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,904,672 and $2,907,590 at March 31, 2021 and December 31, 2020, respectively)	$2,904,672	$2,909,081
Unsecured senior notes, net	9,631,592	9,639,287
Unsecured line of credit	—	—
Unsecured term loan, net	—	499,390
Lease liabilities - finance leases (amounts related to VIEs of $20,345 and $20,306 at March 31, 2021 and December 31, 2020, respectively)	239,361	236,492
Lease liabilities - operating leases	200,383	201,713
Accounts payable and accrued expenses (amounts related to VIEs of $15,957 and $23,128 at March 31, 2021 and December 31, 2020, respectively)	260,875	336,264
Dividends and distributions payable	171,003	171,082
Accrued interest payable	76,675	106,288
Preferred unit redemption liability	200,000	—
Other liabilities (amounts related to VIEs of $141,547 and $158,805 at March 31, 2021 and December 31, 2020, respectively)	399,965	412,084
Total liabilities	14,084,526	14,511,681
Commitments and contingencies (See Note 9)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2021	December 31, 2020
Redeemable deferred stock units— 75,834 and 72,966 units outstanding at redemption value at March 31, 2021 and December 31, 2020, respectively	7,679	6,897
Noncontrolling interests:
Redeemable partnership units— 16,053,640 and 16,037,121 common units and 1,525,306 and 1,336,115 long term incentive units outstanding at redemption value at March 31, 2021 and December 31, 2020, respectively	1,780,044	1,643,024
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at March 31, 2021 and December 31, 2020	—	193,623
Boston Properties Limited Partnership partners’ capital— 1,736,531 and 1,730,921 general partner units and 154,337,669 and 153,987,904 limited partner units outstanding at March 31, 2021 and December 31, 2020, respectively	4,392,624	4,554,639
Accumulated other comprehensive loss	(45,139)	(49,890)
Total partners’ capital	4,347,485	4,698,372
Noncontrolling interests in property partnerships	1,725,600	1,726,933
Total capital	6,073,085	6,425,305
Total liabilities and capital	$21,945,334	$22,586,907

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended March 31,
	2021	2020
Revenue
Lease	$685,817	$710,111
Parking and other	16,938	24,504
Hotel	632	6,825
Development and management services	6,803	7,879
Direct reimbursements of payroll and related costs from management services contracts	3,505	3,237
Total revenue	713,695	752,556
Expenses
Operating
Rental	257,389	262,966
Hotel	2,051	6,821
General and administrative	44,959	36,454
Payroll and related costs from management services contracts	3,505	3,237
Transaction costs	331	615
Depreciation and amortization	173,500	169,285
Total expenses	481,735	479,378
Other income (expense)
Income (loss) from unconsolidated joint ventures	5,225	(369)
Gains on sales of real estate	—	419,654
Interest and other income (loss)	1,168	3,017
Gains (losses) from investments in securities	1,659	(5,445)
Losses from early extinguishment of debt	(898)	—
Interest expense	(107,902)	(101,591)
Net income	131,212	588,444
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(16,467)	(19,486)
Net income attributable to Boston Properties Limited Partnership	114,745	568,958
Preferred distributions	(2,560)	(2,625)
Preferred unit redemption charge	(6,412)	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$105,773	$566,333
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.61	$3.28
Weighted average number of common units outstanding	173,018	172,549
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.61	$3.27
Weighted average number of common and common equivalent units outstanding	173,189	172,796

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2021	2020
Net income	$131,212	$588,444
Other comprehensive income (loss):
Effective portion of interest rate contracts	3,740	(9,720)
Amortization of interest rate contracts (1)	1,676	1,666
Other comprehensive income (loss)	5,416	(8,054)
Comprehensive income	136,628	580,390
Comprehensive income attributable to noncontrolling interests	(16,611)	(19,630)
Comprehensive income attributable to Boston Properties Limited Partnership	$120,017	$560,760
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2020	1,731	153,988	$4,554,639	$193,623	$(49,890)	$1,726,933	$6,425,305	$1,643,024
Net activity from contributions and unearned compensation	4	233	20,489	—	—	—	20,489	18,462
Allocated net income for the period	—	—	101,101	2,560	—	16,467	120,128	11,084
Distributions	—	—	(152,953)	(2,560)	—	—	(155,513)	(17,287)
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	2	117	4,198	—	—	—	4,198	(4,198)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(128,438)	—	—	—	(128,438)	128,438
Effective portion of interest rate contracts	—	—	—	—	3,370	—	3,370	370
Amortization of interest rate contracts	—	—	—	—	1,381	144	1,525	151
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	281	281	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(18,225)	(18,225)	—
Equity, March 31, 2021	1,737	154,338	$4,392,624	$—	$(45,139)	$1,725,600	$6,073,085	$1,780,044

Equity, December 31, 2019	1,727	153,063	$3,380,175	$193,623	$(48,335)	$1,728,689	$5,254,152	$2,468,753
Cumulative effect of a change in accounting principle	—	—	(1,505)	—	—	—	(1,505)	(174)
Net activity from contributions and unearned compensation	1	63	7,708	—	—	—	7,708	15,677
Allocated net income for the period	—	—	508,794	2,625	—	19,486	530,905	57,539
Distributions	—	—	(152,208)	(2,625)	—	—	(154,833)	(17,444)
Conversion of redeemable partnership units	3	458	15,495	—	—	—	15,495	(15,495)
Adjustment to reflect redeemable partnership units at redemption value	—	—	868,168	—	—	—	868,168	(868,168)
Effective portion of interest rate contracts	—	—	—	—	(8,732)	—	(8,732)	(988)
Amortization of interest rate contracts	—	—	—	—	1,367	144	1,511	155
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	3,876	3,876	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(15,750)	(15,750)	—
Equity, March 31, 2020	1,731	153,584	$4,626,627	$193,623	$(55,700)	$1,736,445	$6,500,995	$1,639,855

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$131,212	$588,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,500	169,285
Amortization of right of use assets - operating leases	2,263	583
Non-cash compensation expense	20,090	17,525
Loss (income) from unconsolidated joint ventures	(5,225)	369
Distributions of net cash flow from operations of unconsolidated joint ventures	3,972	5,917
(Gains) losses from investments in securities	(1,659)	5,445
Allowance for current expected credit losses	(128)	—
Non-cash portion of interest expense	5,984	5,646
Settlement of accreted debt discount on redemption of unsecured senior notes	(6,290)	—
Losses from early extinguishments of debt	898	—
Gains on sales of real estate	—	(419,654)
Change in assets and liabilities:
Tenant and other receivables, net	26,020	17,784
Notes receivable, net	(140)	(128)
Accrued rental income, net	(9,413)	(27,285)
Prepaid expenses and other assets	(96,351)	(93,819)
Lease liabilities - operating leases	(1,330)	393
Accounts payable and accrued expenses	(21,578)	(48,591)
Accrued interest payable	(28,970)	(7,644)
Other liabilities	(24,177)	(21,296)
Tenant leasing costs	(16,615)	(17,777)
Total adjustments	20,851	(413,247)
Net cash provided by operating activities	152,063	175,197
Cash flows from investing activities:
Construction in progress	(119,496)	(143,160)
Building and other capital improvements	(32,717)	(39,154)
Tenant improvements	(93,201)	(64,172)
Proceeds from sales of real estate	—	259,489
Capital contributions to unconsolidated joint ventures	(16,684)	(89,997)
Capital distributions from unconsolidated joint ventures	122	—
Proceeds from sale of investment in unconsolidated joint venture	17,589	—
Investments in securities, net	2,114	3,201
Net cash used in investing activities	(242,273)	(73,793)
Cash flows from financing activities:
Repayments of mortgage notes payable	(5,374)	(4,212)
Proceeds from unsecured senior notes	846,345	—
Redemption of unsecured senior notes	(843,710)	—
Borrowings on unsecured line of credit	—	265,000
Repayments of unsecured line of credit	—	(15,000)
Repayment of unsecured term loan	(500,000)	—
Deferred financing costs	(7,145)	(11)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2021	2020
Debt prepayment and extinguishment costs	(185)	—
Net proceeds from equity transactions	19,643	3,349
Distributions	(171,566)	(171,964)
Contributions from noncontrolling interests in property partnerships	281	3,876
Distributions to noncontrolling interests in property partnerships	(18,225)	(15,750)
Net cash provided by (used in) financing activities	(679,936)	65,288
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(770,146)	166,692
Cash and cash equivalents and cash held in escrows, beginning of period	1,719,329	691,886
Cash and cash equivalents and cash held in escrows, end of period	$949,183	$858,578

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,668,742	$644,950
Cash held in escrows, beginning of period	50,587	46,936
Cash and cash equivalents and cash held in escrows, beginning of period	$1,719,329	$691,886

Cash and cash equivalents, end of period	$697,369	$660,733
Cash held in escrows, end of period	251,814	197,845
Cash and cash equivalents and cash held in escrows, end of period	$949,183	$858,578

Supplemental disclosures:
Cash paid for interest	$146,781	$114,696
Interest capitalized	$12,032	$14,149

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(23,847)	$(38,782)
Change in real estate included in accounts payable and accrued expenses	$(42,778)	$(27,415)
Preferred stock redemption liability	$200,000	$—
Accrued rental income, net deconsolidated	$—	$(4,558)
Tenant leasing costs, net deconsolidated	$—	$(3,462)
Building and other capital improvements, net deconsolidated	$—	$(111,889)
Tenant improvements, net deconsolidated	$—	$(12,331)
Investment in unconsolidated joint venture recorded upon deconsolidation	$—	$347,898
Deferred distributions from sale of investment in unconsolidated joint venture	$5,808	$—
Deferred proceeds from sale of investment in unconsolidated joint venture	$200	$—
Distributions declared but not paid	$171,003	$171,026
Conversions of redeemable partnership units to partners’ capital	$4,198	$15,495
Issuance of restricted securities to employees and non-employee directors	$41,255	$43,104

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at March 31, 2021 owned an approximate 89.9% (90.0% at December 31, 2020) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2021 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2018 MYLTIP Units have ended and Boston Properties, Inc.’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2019 - 2021 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2018 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2019 - 2021 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2018 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 10 and 14).
At December 31, 2020, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock (See Note 11). On March 2, 2021, Boston Properties, Inc. issued a redemption notice for 80,000 shares of Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock (the “Depositary Shares”), and recorded it as a liability. Upon redemption of the Series B Preferred Stock, the Series B Preferred Units were also redeemed. On March 31, 2021, Boston Properties, Inc. transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent and recorded the amount within Cash held in escrows on the Consolidated Balance Sheet (See Notes 11 and 15).

Properties
At March 31, 2021, the Company owned or had joint venture interests in a portfolio of 196 commercial real estate properties (the “Properties”) aggregating approximately 51.6 million net rentable square feet of primarily Class A office properties, including nine properties under construction/redevelopment totaling approximately 4.3 million net rentable square feet. At March 31, 2021, the Properties consisted of:
•177 office properties (including nine properties under construction/redevelopment);
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2020.
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
Consolidated Variable Interest Entities
As of March 31, 2021, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.

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

Financial Instrument	Level
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit (2)	Level 3
_______________
(1)If trading value for the period is low, the valuation could be categorized as Level 2.
(2)As of March 31, 2021, there were no amounts outstanding under the unsecured line of credit.
Because the Company’s valuations of its financial instruments are based on the above Levels and involve the use of estimates, the actual fair values of its financial instruments may differ materially from those estimates.
The following table identifies the range and weighted average of significant unobservable inputs for the Company’s Level 3 fair value measured instruments.

Financial Instrument	Level	Range	Weighted Average
Related party note receivable	Level 3	3.61%	3.61%
Notes receivable	Level 3	3.60% - 8.00%	5.85%
Mortgage notes payable	Level 3	2.75% - 3.07%	2.82%
In addition, the Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods.
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$77,640	$84,205	$77,552	$84,579
Notes receivable, net	18,891	19,541	18,729	19,372
Total	$96,531	$103,746	$96,281	$103,951

Mortgage notes payable, net	$2,904,672	$3,025,986	$2,909,081	$3,144,150
Unsecured senior notes, net	9,631,592	10,216,659	9,639,287	10,620,527
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	—	—	499,390	500,326
Total	$12,536,264	$13,242,645	$13,047,758	$14,265,003

3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Land	$5,068,843	$5,069,206
Right of use assets - finance leases	237,017	237,393
Right of use assets - operating leases	144,143	146,406
Land held for future development (1)	421,349	450,954
Buildings and improvements	14,004,418	13,777,691
Tenant improvements	2,816,726	2,752,880
Furniture, fixtures and equipment	51,549	49,606
Construction in progress	794,039	868,773
Total	23,538,084	23,352,909
Less: Accumulated depreciation	(5,665,061)	(5,534,102)
	$17,873,023	$17,818,807
_______________
(1)Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Land	$4,971,990	$4,971,990
Right of use assets - finance leases	237,017	237,393
Right of use assets - operating leases	144,143	146,406
Land held for future development (1)	421,349	450,954
Buildings and improvements	13,725,776	13,498,098
Tenant improvements	2,816,726	2,752,880
Furniture, fixtures and equipment	51,549	49,606
Construction in progress	794,039	868,773
Total	23,162,589	22,976,100
Less: Accumulated depreciation	(5,557,784)	(5,428,576)
	$17,604,805	$17,547,524
_______________
(1)Includes pre-development costs.

Developments
On February 1, 2021, the Company completed and fully placed in-service One Five Nine East 53rd Street, a Class A office and retail redevelopment of the low-rise portion of its 601 Lexington Avenue property with approximately 220,000 net rentable square feet located in New York City.
On February 25, 2021, the Company commenced the development of 180 CityPoint, located in Waltham, Massachusetts. When completed, the building will consist of approximately 329,000 net rentable square feet of laboratory space.
On February 25, 2021, the Company commenced the redevelopment of 880 Winter Street, located in Waltham, Massachusetts. When completed, the building will consist of approximately 224,000 net rentable square feet of laboratory space.
On February 25, 2021, the Company commenced the redevelopment of The Prudential Center Observatory, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts.
4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable related to lease revenue. Management analyzes accrued rent and accounts receivable by considering tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns when evaluating the collectability of the tenant’s receivable balance, including the accrued rent receivable, on a lease-by-lease basis. As a result of this analysis, during the three months ended March 31, 2021 and 2020, the Company wrote off approximately $0.6 million and $1.2 million, respectively, related to accrued rent, net balances and approximately $(0.2) million and $0.3 million, respectively, related to accounts receivable, net balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or that the Company considered their accrued rent and/or accounts receivable balances no longer probable of collection.
The following table summarizes the components of lease revenue recognized during the three months ended March 31, 2021 and 2020 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
Lease Revenue	2021	2020
Fixed contractual payments	$575,353	$586,957
Variable lease payments	110,464	123,154
	$685,817	$710,111

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2021 and December 31, 2020:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		March 31, 2021	December 31, 2020
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(3,293)	$(3,766)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.0%		(12,971)	(13,584)
901 New York, LLC	901 New York Avenue	25.0%	(2)	(12,198)	(12,264)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	34,887	35,297
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	—	13,463
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	—	122
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(7,187)	(6,945)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,607	42,499
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		48,398	48,818
Residential Tower Developer LLC	Hub50House	50.0%		49,520	50,943
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		11,032	10,754
Office Tower Developer LLC	100 Causeway Street	50.0%		56,458	56,312
1265 Main Office JV LLC	1265 Main Street	50.0%		3,899	3,787
BNY Tower Holdings LLC	Dock 72	50.0%		27,936	29,536
BNYTA Amenity Operator LLC	Dock 72	50.0%		1,672	1,846
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		229,094	227,671
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%		58,697	58,112
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		115,869	113,774
SMBP Venture LP	Santa Monica Business Park	55.0%		159,545	145,761
Platform 16 Holdings LP	Platform 16	55.0%	(7)	108,358	108,393
Gateway Portfolio Holdings LLC	Gateway Commons	50.0%	(8)	332,591	336,206
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.0%		27,162	27,184
				$1,272,076	$1,273,919
 _______________
(1)Investments with deficit balances aggregating approximately $35.6 million and $36.6 million at March 31, 2021 and December 31, 2020, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At March 31, 2021 and December 31, 2020, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)On March 30, 2021, the Company sold its interest in the joint venture to the partner. See below for additional details.
(5)The property was sold on June 27, 2019. As of December 31, 2020, the investment consisted of undistributed cash. All remaining cash has been distributed as of March 31, 2021.
(6)Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.
(7)This entity is a VIE (See Note 2).
(8)As a result of the partner’s deferred contribution, the Company owned an approximately 54% and 55% interest in the joint venture at March 31, 2021 and December 31, 2020, respectively. Future development projects will be owned 49% by the Company and 51% by its partner.

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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$4,711,593	$4,708,571
Other assets	505,554	531,071
Total assets	$5,217,147	$5,239,642
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,662,616	$2,637,911
Other liabilities (2)	599,354	650,433
Members’/Partners’ equity	1,955,177	1,951,298
Total liabilities and members’/partners’ equity	$5,217,147	$5,239,642
Company’s share of equity	$933,739	$936,087
Basis differentials (3)	338,337	337,832
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,272,076	$1,273,919
_______________
(1)At March 31, 2021 and December 31, 2020, this amount included right of use assets - finance leases totaling approximately $248.9 million and $248.9 million, respectively, and right of use assets - operating leases totaling approximately $22.2 million and $22.5 million, respectively.
(2)At March 31, 2021 and December 31, 2020, this amount included lease liabilities - finance leases totaling approximately $387.9 million and $388.7 million, respectively, and lease liabilities - operating leases totaling approximately $29.2 million and $29.0 million, respectively.
(3)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. The Company’s basis differences are as follows:

	March 31, 2021	December 31, 2020
	(in thousands)
Property
Colorado Center	$306,903	$307,328
Gateway Commons	50,682	51,875
Dock 72	(51,708)	(52,243)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $35.6 million and $36.6 million at March 31, 2021 and December 31, 2020, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2021	2020
	(in thousands)
Total revenue (1)	$87,266	$93,203
Expenses
Operating	37,134	35,401
Transaction costs	7	—
Depreciation and amortization	34,103	32,035
Total expenses	71,244	67,436
Other income (expense)
Interest expense	(25,556)	(22,583)
Net income (loss)	$(9,534)	$3,184

Company’s share of net income (loss)	$(3,640)	$1,252
Gain on sale of investment (2)	10,257	—
Basis differential (3)	(1,392)	(1,621)
Income (loss) from unconsolidated joint ventures	$5,225	$(369)
_______________
(1)Includes straight-line rent adjustments of approximately $1.1 million and $9.7 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, write-offs of accounts receivable and accrued rent balances totaled approximately $0.3 million.
(2)During the three months ended March 31, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.
(3)Includes straight-line rent adjustments of approximately $0.5 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. Also includes net above-/below-market rent adjustments of approximately $0.1 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
On February 25, 2021, a joint venture in which the Company has a 54% interest, commenced the development of 751 Gateway, a speculative laboratory building located in South San Francisco, California, that is expected to be approximately 229,000 net rentable square feet upon completion. 751 Gateway is the first phase of a multi-phase development plan at Gateway Commons. Upon the formation of the joint venture in 2020, the Company had an approximately 55% ownership interest in the joint venture as a result of the partner’s deferred contribution and the partner is obligated to fund all required capital until such time as the Company owns a 50% interest. On March 31, 2021, the Company had a 54% interest in the joint venture. The Company will own a 49% interest in any development project, including 751 Gateway.
On March 30, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC (the “Annapolis Junction Joint Venture”) to the joint venture partner for a gross sales price of $65.9 million. Net cash proceeds to the Company totaled approximately $17.6 million after repayment of the Company's share of debt totaling approximately $15.1 million and the deferment of a $0.2 million payment due from the purchaser. The Company recognized a gain on sale of investment totaling approximately $10.3 million, which is included in Income (Loss) from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. In addition to net cash proceeds from the sale, the Company will be distributed approximately $5.8 million of available cash subsequent to March 31, 2021. Annapolis Junction Buildings Six and Seven are Class A office properties totaling approximately 247,000 net rentable square feet. With the sale of the Company’s ownership interest in the Annapolis Junction Joint Venture, the Company no longer has any assets in Annapolis, Maryland.

6. Mortgage Notes Payable
On March 26, 2021, the Company used available cash to repay the mortgage loan collateralized by its University Place property located in Cambridge, Massachusetts totaling approximately $0.9 million. The mortgage loan bore interest at a fixed rate of 6.94% per annum and was scheduled to mature on August 1, 2021. There was no prepayment penalty.
7. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of March 31, 2021 (dollars in thousands):

	Coupon/ Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
11 Year Unsecured Senior Notes	3.850%	3.954%	$1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
Total principal			9,700,000
Less:
Net unamortized discount			18,736
Deferred financing costs, net			49,672
Total			$9,631,592
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
On February 14, 2021, Boston Properties Limited Partnership completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to par plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was equal to the principal amount being redeemed. The Company recognized a loss from early extinguishment of debt totaling approximately $0.4 million related to unamortized origination costs.
On March 16, 2021, Boston Properties Limited Partnership completed a public offering of $850.0 million in aggregate principal amount of its 2.550% unsecured senior notes due 2032. The notes were priced at 99.570% of the principal amount to yield an effective rate (including financing fees) of approximately 2.671% per annum to maturity. The notes will mature on April 1, 2032, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $839.2 million after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2021, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.

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
On April 24, 2018, Boston Properties Limited Partnership exercised its option to draw $500.0 million on its Delayed Draw Facility. Prior to its repayment on March 16, 2021, the Delayed Draw Facility bore interest at a variable rate equal to LIBOR plus 0.95% per annum based on Boston Properties Limited Partnership’s credit rating.
On March 16, 2021, Boston Properties Limited Partnership repaid all amounts borrowed under the Delayed Draw Facility. The Company recognized a loss from early extinguishment of debt totaling approximately $0.5 million, related to unamortized financing costs. At March 31, 2021, Boston Properties Limited Partnership had no amounts outstanding under its 2017 Credit Facility.
The 2017 Credit Facility contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including failure to pay indebtedness, breaches of covenants, and bankruptcy and other insolvency events, which could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Credit Agreement. Among other covenants, the 2017 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At March 31, 2021, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $20.2 million at March 31, 2021.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2021, the maximum funding obligation under the guarantee was approximately $23.1 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of March 31, 2021, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also provided a financing guaranty as required with respect to the third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, which financing was provided by the Company on June 1, 2020. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property is substantially completed. The financing is collateralized by a pledge of the partner’s equity interest in the joint venture that owns and is developing 7750 Wisconsin Avenue. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of March 31, 2021, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of March 31, 2021, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements.
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company was required, pursuant to the local zoning ordinance and urban renewal plan, to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property, which is expected to occur during the third quarter of 2022. The zoning ordinance and urban renewal plan were each recently amended to decouple the residential requirement from the occupancy of the 325 Main Street property. The amendment to the urban renewal plan is subject to final approvals and completion of administrative processes. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that was demolished and is being developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space.
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
The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, California earthquake risk and pandemics, in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes, pandemics or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.

10. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2021, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,053,640 OP Units, 1,525,306 LTIP Units (including 451,043 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012-2018 (i.e., 2012 OPP and 2013-2018 MYLTIP awards)), 219,916 2019 MYLTIP Units, 203,278 2020 MYLTIP Units and 352,021 2021 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the three months ended March 31, 2021, 118,290 OP Units were presented by the holders for redemption (including 64,799 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At March 31, 2021, Boston Properties Limited Partnership had outstanding 219,916 2019 MYLTIP Units, 203,278 2020 MYLTIP Units and 352,021 2021 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2017 MYLTIP Units and, after the February 5, 2021 measurement date, the 2018 MYLTIP Units) and its distributions on the 2018 MYLTIP Units (prior to the February 5, 2021 measurement date) and 2019 - 2021 MYLTIP Units (after the February 2, 2021 issuance date of the 2021 MYLTIP Units) that occurred during the three months ended March 31, 2021:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 31, 2021	April 30, 2021	$0.98	$0.098
December 31, 2020	January 28, 2021	$0.98	$0.098
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2016 MYLTIP Units and, after the February 6, 2020 measurement date, the 2017 MYLTIP Units) and its distributions on the 2017 MYLTIP Units (prior to the February 6, 2020 measurement date) and 2018 - 2020 MYLTIP Units (after the February 4, 2020 issuance date of the 2020 MYLTIP Units) that occurred during the three months ended March 31, 2020:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 31, 2020	April 30, 2020	$0.98	$0.098
December 31, 2019	January 30, 2020	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of Common Stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 - 2018 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at March 31, 2021 was approximately $1.8 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $101.26 per share on March 31, 2021.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at March 31, 2021 and December 31, 2020, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
11. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of March 31, 2021, Boston Properties, Inc. had 156,074,200 shares of Common Stock outstanding.
As of March 31, 2021, Boston Properties, Inc. owned 1,736,531 general partnership units and 154,337,669 limited partnership units in Boston Properties Limited Partnership.
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
During the three months ended March 31, 2021, Boston Properties, Inc. issued 206,377 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the three months ended March 31, 2021, Boston Properties, Inc. issued 118,290 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2021 and during the three months ended March 31, 2020:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98

March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98
Preferred Stock
On March 2, 2021, Boston Properties, Inc. issued a redemption notice for 80,000 shares of its Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding Depositary Shares, each representing 1/100th of a share of Series B Preferred Stock, and recorded it as a liability. The redemption price per share of Series B Preferred Stock was equal to $2,500 plus all accrued and unpaid dividend to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, the Company transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent and recorded that amount within Cash held in escrows on the Consolidated Balance Sheets. Upon redemption of the Series B Preferred Stock, all outstanding shares of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by Boston Properties Limited Partnership. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and will be reflected as a reduction to Net Income Attributable to Boston Properties, Inc. common shareholders and Net Income Attributable to Boston Properties Limited Partnership common unitholders on the Consolidated Income Statement (See Note 15).
The following table presents Boston Properties, Inc.’s dividends per share on its outstanding Series B Preferred Stock paid or declared during 2021 and during the three months ended March 31, 2020:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125

May 1, 2020	May 15, 2020	$32.8125
February 4, 2020	February 18, 2020	$32.8125
12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three months ended March 31, 2021 and 2020.
Boston Properties, Inc.

	Three months ended March 31,
	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$91,624	$497,496
Add:
Preferred stock redemption charge	6,412	—
Preferred dividends	2,560	2,625
Noncontrolling interest—common units of the Operating Partnership	11,084	57,539
Noncontrolling interests in property partnerships	16,467	19,486
Interest expense	107,902	101,591
Losses from early extinguishment of debt	898	—
Net operating income from unconsolidated joint ventures	24,795	28,758
Depreciation and amortization expense	176,565	171,094
Transaction costs	331	615
Payroll and related costs from management services contracts	3,505	3,237
General and administrative expense	44,959	36,454
Less:
Net operating income attributable to noncontrolling interests in property partnerships	44,376	47,661
Gains (losses) from investments in securities	1,659	(5,445)
Interest and other income (loss)	1,168	3,017
Gains on sales of real estate	—	410,165
Income (loss) from unconsolidated joint ventures	5,225	(369)
Direct reimbursements of payroll and related costs from management services contracts	3,505	3,237
Development and management services revenue	6,803	7,879
Company’s share of Net Operating Income	$424,366	$452,750

Boston Properties Limited Partnership

	Three months ended March 31,
	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$105,773	$566,333
Add:
Preferred unit redemption charge	6,412	—
Preferred distributions	2,560	2,625
Noncontrolling interests in property partnerships	16,467	19,486
Interest expense	107,902	101,591
Losses from early extinguishment of debt	898	—
Net operating income from unconsolidated joint ventures	24,795	28,758
Depreciation and amortization expense	173,500	169,285
Transaction costs	331	615
Payroll and related costs from management services contracts	3,505	3,237
General and administrative expense	44,959	36,454
Less:
Net operating income attributable to noncontrolling interests in property partnerships	44,376	47,661
Gains (losses) from investments in securities	1,659	(5,445)
Interest and other income (loss)	1,168	3,017
Gains on sales of real estate	—	419,654
Income (loss) from unconsolidated joint ventures	5,225	(369)
Direct reimbursements of payroll and related costs from management services contracts	3,505	3,237
Development and management services revenue	6,803	7,879
Company’s share of Net Operating Income	$424,366	$452,750
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures does not include its share of gains on sales of real estate from unconsolidated joint ventures, both of which are included within Income From Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred stock/unit redemption charge, preferred dividends/distributions, interest expense, losses from early extinguishment of debt, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco and Washington, DC. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Included within the Office property type are commercial office and retail leases, as well as parking revenue.  Upon the adoption of ASC 842, any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. As a result of COVID-19, during the three months ended March 31, 2021, the Company wrote off approximately $0.6 million related to accrued rent, net balances and approximately $(0.2) million related to accounts receivable, net balances. During the three months ended March 31, 2020, the Company wrote off approximately $1.2 million related to accrued rent, net balances and approximately $0.3 million related to accounts receivable, net balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or that the Company considered their accrued rent and/or accounts receivable balances no longer probable of collection.
In addition, parking and other revenue for the three months ended March 31, 2021 decreased by approximately $7.6 million compared to 2020. These decreases were primarily in transient and monthly parking revenue.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and it has operated at a diminished occupancy due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations and thus the results of the Company’s Hotel property type.

Information by geographic area and property type (dollars in thousands):
For the three months ended March 31, 2021:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$230,403	$—	$250,164	$130,598	$82,415	$693,580
Residential	3,045	—	—	321	5,809	9,175
Hotel	632	—	—	—	—	632
Total	234,080	—	250,164	130,919	88,224	703,387
% of Grand Totals	33.28%	—%	35.57%	18.61%	12.54%	100.00%
Rental Expenses:
Office	79,881	—	99,385	40,249	31,747	251,262
Residential	1,455	—	—	1,686	2,986	6,127
Hotel	2,051	—	—	—	—	2,051
Total	83,387	—	99,385	41,935	34,733	259,440
% of Grand Totals	32.14%	—%	38.31%	16.16%	13.39%	100.00%
Net operating income	$150,693	$—	$150,779	$88,984	$53,491	$443,947
% of Grand Totals	33.94%	—%	33.97%	20.04%	12.05%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,224)	—	(34,152)	—	—	(44,376)
Add: Company’s share of net operating income from unconsolidated joint ventures	2,281	14,192	(793)	3,480	5,635	24,795
Company’s share of net operating income	$142,750	$14,192	$115,834	$92,464	$59,126	$424,366
% of Grand Totals	33.64%	3.34%	27.30%	21.79%	13.93%	100.00%
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

13. Earnings Per Share / Common Unit
Boston Properties, Inc.
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of Boston Properties, Inc. using the two-class method. Participating securities are included in the computation of diluted EPS of Boston Properties, Inc. using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2018 MYLTIP Units required, and the 2019 - 2021 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties, Inc. excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of Boston Properties Limited Partnership that are exchangeable for Boston Properties, Inc.’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$91,624	155,928	$0.59
Effect of Dilutive Securities:
Stock Based Compensation	—	171	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$91,624	156,099	$0.59

	Three months ended March 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$497,496	155,011	$3.21
Allocation of undistributed earnings to participating securities	(1,011)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$496,485	155,011	$3.20
Effect of Dilutive Securities:
Stock Based Compensation	—	247	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$496,485	155,258	$3.20

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2018 MYLTIP Units required, and the 2019 - 2021 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,089,000 and 17,538,000 redeemable common units for the three months ended March 31, 2021, and 2020, respectively.

	Three months ended March 31, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$105,773	173,018	$0.61
Effect of Dilutive Securities:
Stock Based Compensation	—	171	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$105,773	173,189	$0.61

	Three months ended March 31, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$566,333	172,549	$3.28
Allocation of undistributed earnings to participating securities	(1,126)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$565,207	172,549	$3.28
Effect of Dilutive Securities:
Stock Based Compensation	—	247	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$565,207	172,796	$3.27

14. Stock Option and Incentive Plan
On February 2, 2021, Boston Properties, Inc.’s Compensation Committee approved the 2021 MYLTIP awards under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”) to certain officers and employees of Boston Properties, Inc. The 2021 MYLTIP awards consist of two, equally-weighted (50% each) components that utilize Boston Properties, Inc.’s TSR over a three-year measurement period as the performance metric.
The first component of the 2021 MYLTIP, which represents one-half (50%) of the target grant-date value, retains the basic general structure of the 2020 MYLTIP awards with certain changes, including a change to the custom index against which Boston Properties, Inc.’s TSR is compared. The number of LTIP Units that can be earned under this component ranges from zero to 200% of the target number of LTIP Units, based on Boston Properties, Inc.’s annualized relative TSR performance compared to a custom index. Under this component, 100% of the target number of LTIP Units will be earned if Boston Properties, Inc.’s TSR equals the custom index TSR; for relative TSR performance between -1,000 basis points and +1,000 basis points, the number of LTIP Units earned will be determined using linear interpolation.
The second component represents the remaining one-half (50%) of the target grant-date value of the 2021 MYLTIP. The number of LTIP Units that can be earned under this component ranges from zero to 200% of the target number of LTIP Units, based on Boston Properties, Inc.’s cumulative absolute TSR during the performance period. Under this component, 100% of the target number of LTIP Units will be earned if Boston Properties, Inc.’s achieves an absolute TSR equal to +1,000 basis points; if Boston Properties, Inc.’s absolute TSR is greater than -4,000 basis points but less than +6,000 basis points, then the number of LTIP Units earned will be determined using linear interpolation.

Total earned awards under the 2021 MYLTIP, if any, is the sum of the number of LTIP Units earned under the first and second components and will range from zero to a maximum of 352,021 LTIP Units with a target of approximately 176,009 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 100% on February 1, 2024, but may not be converted, redeemed, sold or otherwise transferred for one additional year thereafter. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 1, 2024, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2021 MYLTIP awards are in the form of LTIP Units issued on the grant date, and they are subject to forfeiture to the extent awards are not earned. Prior to the performance measurement date holders of the 2021 MYLTIP Units are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Following the completion of the three-year performance period, Boston Properties, Inc. will also make a “catch-up” cash payment on the 2021 MYLTIP Units that are ultimately earned in an amount equal to the regular and special distributions, if any, declared during the performance period on Boston Properties, Inc.’s common stock, less the distributions actually paid to holders of 2021 MYLTIP Units during the performance period on all of the awarded 2021 MYLTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2021 MYLTIP awards have an aggregate value of approximately $15.3 million, which amount will generally be amortized into earnings under the graded vesting method.
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
During the three months ended March 31, 2021, Boston Properties, Inc. issued 34,644 shares of restricted common stock and Boston Properties Limited Partnership issued 273,930 LTIP Units and 352,021 2021 MYLTIP Units to employees under the 2012 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2021 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the three months ended March 31, 2021 were valued at approximately $3.2 million ($91.67 per share weighted-average). The LTIP Units granted were valued at approximately $23.0 million (approximately $83.85 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 0.65% and an expected price volatility of 30.0%. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and 2016 - 2021 MYLTIP Units was approximately $19.8 million and $17.2 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was (1) an aggregate of approximately $33.4 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2018 MYLTIP Units and (2) an aggregate of approximately $19.2 million of unrecognized compensation expense related to unvested 2019 - 2021 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.4 years.

15. Subsequent Events
On April 1, 2021, Boston Properties, Inc. redeemed 80,000 shares of Series B Preferred Stock (including the corresponding 8,000,000 Depositary Shares), which represented all of the outstanding shares of Series B Preferred Stock. Upon redemption of the Series B Preferred Stock, all outstanding shares of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by Boston Properties Limited Partnership. The Company paid an aggregate $201.3 million including $1.3 million of accrued but unpaid interest (See Note 11).
On May 3, 2021, the Company entered into an agreement to acquire two life sciences lab buildings located in Waltham, Massachusetts for a purchase price of approximately $100.0 million. These two life sciences lab buildings aggregate approximately 137,000 net rentable square feet. The properties are 100% leased. The Company expects to close on the acquisition during the second quarter of 2021. The transaction is subject to the satisfaction of customary closing conditions. There can be no assurance that the acquisition will be consummated on the terms currently contemplated, or at all.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. Such statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on current beliefs or expectations of future events and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could”, “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. Should one or more of these known or unknown risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
One of the most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements is the ongoing impact of the global COVID-19 pandemic on the U.S. and global economies, which has impacted, and is likely to continue to impact, us and, directly or indirectly, many of the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the risks and uncertainties related to the impact of the COVID-19 global pandemic, including the duration, scope and severity of the pandemic domestically and internationally; federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures, as well as the effect of any relaxation of current restrictions, and the direct and indirect impact of such measures on our and our tenants’ businesses, financial condition, results of operations, cash flows, liquidity and performance, and the U.S. and international economy and economic activity generally; the speed, effectiveness and distribution of vaccines, whether new or existing actions and measures continue to impact the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent in a timely manner, in full or at all; the health, continued service and availability of our personnel, including our key personnel and property management teams; and the effectiveness or lack of effectiveness of governmental relief in providing assistance to individuals and large and small businesses, including our tenants, that have suffered significant adverse effects from COVID-19;
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
•risks associated with our dependence on key personnel whose continued service is not guaranteed; and
•the other risk factors identified in our most recently filed Annual Report on Form 10-K for the fiscal year ended December 31, 2020 or described herein, including those under the caption “Risk Factors.”

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, particularly in light of the circumstances relating to COVID-19. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of March 31, 2021) in the United States that develops, owns and manages primarily Class A office properties. Our properties are concentrated in five markets in the United States - Boston, Los Angeles, New York, San Francisco and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent period and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.6 years, as of March 31, 2021, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our top 20 office tenants was approximately 10.7 years as of March 31, 2021. To be successful in any leasing environment, we believe we must consider all aspects of the tenant-landlord relationship. In this regard, we believe that our competitive leasing advantage is based on the following attributes:
•our understanding of tenants’ short- and long-term space utilization and amenity needs in the local markets;
•our track record of developing and operating Class A office properties in a sustainable and responsible manner;
•our reputation as a premier developer, owner and manager of primarily Class A office properties;
•our financial strength and our ability to maintain high building standards; and
•our relationships with local brokers.
Outlook
Starting in March 2020, the COVID-19 pandemic negatively affected global macroeconomic conditions. Following a significant a drop in U.S. GDP in mid-2020, overall economic conditions began to improve in the second half of 2020 after the enactment of federal stimulus programs. In the first quarter of 2021, millions of Americans began receiving COVID-19 vaccines, and by March 2021, the unemployment rate was approximately 6.0%, only 250 basis points above the pre-pandemic rate in February 2020. Although conditions have improved since the middle of 2020, the pandemic continues to weigh on the U.S. economy and operating conditions for several sectors, including commercial real estate, continue to be negatively impacted. The health of the overall economy and employment trends among professional workers have been, and we expect will continue to be, important drivers of office market conditions, and we expect vaccine distribution and efficacy to lead to a recovery of market conditions in our sector.
Although the state and local authorities in many of our regions began easing restrictions on businesses and lifting limitations on the size of gatherings during the second half of 2020 and throughout the first quarter of 2021, the physical occupancy of our properties has remained well below capacity as infection rates fluctuated and most employers continued their COVID-19 response protocols and encouraged employees to work from home when possible.
The future impact of the pandemic on the demand for office space is unclear, as companies consider the impact on their business and their demand for labor while, at the same time, evaluate their space requirements in light of their current and projected headcounts and the continued focus on social distancing and employees’ desire for more work-location flexibility. Real estate is, by nature, a long-term business and we do not believe these considerations and ultimate decisions by tenants will evidence a clear trend in the short-term. In the meantime, we believe our strategically located, high-quality office properties will continue to be a component of today’s forward-thinking organizations that desire collaboration, innovation, productivity and culture, and we expect tenants will take advantage of the availability of Class A space and upgrade.
In the first quarter of 2021, we signed approximately 592,000 square feet of new leases and renewals with a weighted-average lease term of approximately 7.6 years, indicating that many prospective and existing tenants continue to commit to the long-term use of space and view our properties as their preferred choice for a premium Class A office environment. The volume of leasing in the first quarter of 2021 was approximately 84% of the total square feet of leases executed in the first quarter of 2020. We expect leasing volume in 2021 to remain lower than it was prior to the COVID-19 pandemic as many existing and prospective tenants defer decisions on their office space needs as they focus on workforce management strategies, safely returning their employees to an in-person work environment and managing their businesses through the economic recovery.

The development of properties in supply-constrained markets with the strongest economic growth over time continues to be a cornerstone of our long-term growth strategy. In the first quarter of 2021, we added new developments and redevelopments to our pipeline of properties under construction, primarily focused on the life sciences sector. The life sciences sector continues to experience strong growth and attract high levels of venture capital investment as demand increases for innovative medicines and therapies to treat an aging U.S. demographic. Cambridge, Boston and the suburban markets of Lexington and Waltham in Massachusetts and South San Francisco and Brisbane in California have been, and continue to be, among the largest life sciences markets, with strong demand from tenants in the life sciences sector because of the close proximity to universities, research institutions and related businesses and concentrations of labor with specialized skills and knowledge specific to this sector.
In the first quarter of 2021, we commenced the development and redevelopment of three properties in two of these markets, including 180 CityPoint, an approximately 329,000 square foot lab development in Waltham, Massachusetts; 880 Winter Street, an approximately 224,000 square foot office property in Waltham, Massachusetts that will be redeveloped and converted into lab space; and 751 Gateway, an approximately 229,000 square foot lab development in South San Francisco, California. 751 Gateway is the first phase of a multi-phase, life sciences campus development at Gateway Commons. Upon completion, we will own 49% of 751 Gateway and future development projects at Gateway Commons. Though all three projects are being commenced speculatively, we are seeing many new life sciences requirements in both the Waltham and South San Francisco markets and have made multiple lease proposals to potential tenants.
Also, in the first quarter of 2021, we commenced the redevelopment of the top three floors of the Prudential Center in Boston, Massachusetts into an approximately 59,000 square foot, world-class observatory attraction. This project will be Boston’s only observatory and will feature a dramatic, 360-degree outdoor viewing deck, 11,000 square feet of outdoor space and two floors of exhibits and observatory spaces, marking a transformative addition to the City of Boston.
In total, as of March 31, 2021, we had approximately 4.3 million square feet of active developments and redevelopments in our pipeline. As of May 3, 2021, the office portion of the development pipeline is 86% pre-leased to predominately credit-strong tenants with long-lease terms and the total development pipeline, inclusive of both office and lab/life sciences developments and excluding The Prudential Center Observatory, is 71% pre-leased. All development projects are projected to meet required delivery milestones as defined in our leases.
Rent Collections
Cash rent payments for a particular month are generally due on the first day of that month (although tenants have varying grace periods). Our reported rent collection amounts are based on the total amount of rent billed by us, including all amounts from consolidated operations and all unconsolidated joint ventures, other than Gateway Commons, our residential properties and one hotel because we do not handle billing.
During the first quarter of 2021, our rent collections as a percentage of the total amounts billed to all tenants were 99.0%.
•Approximately 95.2% of the total amounts billed were made to office tenants. Our first quarter rent collections from office tenants continued to be strong at 99.6%. Approximately 91.2% of our lease revenue in the first quarter of 2021 was generated by our office portfolio. Our office portfolio has long-term lease contracts and modest rollover exposure over the next few years.
•Approximately 4.8% of the total amounts billed related to retail leases. Our first quarter rent collections from retail tenants were approximately 89.0%.
Revenue
As a result of the impact of the COVID-19 pandemic on the current economic environment and on the commercial real estate sector in particular, our first quarter 2021 revenues, when compared to first quarter 2020, continued to be adversely affected due to (1) declines in revenue from our retail tenants, parking and our hotel, and (2) a decline in occupancy in our in-service office and retail properties due to a slowdown in new leasing activity for vacant and expiring space.
Our retail tenants continue to be adversely affected by the COVID-19 pandemic. Lease revenue from our retail leases was approximately $45.6 million in the first quarter of 2021, a decrease of approximately $3.3 million from the first quarter of 2020. This amount represents our consolidated lease revenue plus our share of the lease revenue from the unconsolidated joint ventures (calculated based on our ownership percentage) minus our partners’ share of lease revenue from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests). Lease revenue in the first quarter of 2021 included approximately $4.2 million of lease termination income. Excluding termination income, our revenue from retail leases was approximately $41.4 million, a decrease of approximately $7.5 million from the first quarter of 2020, primarily due to tenants that are receiving COVID-19 related rent abatements.
Our hotel property, the Boston Marriott Cambridge, re-opened in October 2020 but operated at diminished occupancy and generated only $0.6 million in revenue in the first quarter of 2021, a decrease of $6.2 million compared to the first quarter of 2020. We expect hotel occupancy to remain low until a sufficient number of people have been vaccinated and the demand for travel and leisure returns to historical levels.
The overall occupancy of our in-service office and retail properties was 88.7% at March 31, 2021, a decrease of 140 basis points compared to 90.1% at December 31, 2020. The decrease was due in part to retail space we recaptured from tenants that defaulted during 2020, as well as the result of a slowdown of leasing activity for available office space due to the ongoing pandemic.
Despite the concerns surrounding the COVID-19 pandemic and the negative impact on economic conditions in our markets, we continue to be optimistic for our industry generally and our company in particular, given low interest rates, the high quality of our properties, the supply and demand characteristics of our markets and the success of our development efforts. In addition, we anticipate our revenue from retail, parking and our hotel will improve as the rate of vaccinations increases and as the pandemic subsides.
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
The following is an overview of portfolio activity and leasing activity in the first quarter of 2021.
During the first quarter of 2021, we signed leases across our portfolio totaling approximately 592,000 square feet and we commenced revenue recognition on approximately 1.1 million square feet of leases in second-generation space, including lease renewals. Of these second-generation leases, approximately 735,000 square feet had been vacant for less than one year and, in the aggregate, they represent an increase in net rental obligations (gross rent less operating expenses) of approximately 15% over the prior leases.
Consistent with our long-term investment strategy to invest in high-yielding development opportunities, in the first quarter of 2021, we completed and fully placed in-service One Five Nine East 53rd Street, an approximately 220,000 square feet Class A office and retail redevelopment in the low-rise portion of 601 Lexington Avenue in New York City. The property includes approximately 195,000 square feet of office space that is 100% leased to a university for a 30-year term.
As of March 31, 2021, our construction/redevelopment pipeline consisted of nine properties that, when completed, we expect will total approximately 4.3 million net rentable square feet. Three of these development/redevelopment projects are owned by joint ventures. Our share of the estimated total cost for these projects is approximately $2.7 billion, of which approximately $1.4 billion remained to be invested as of March 31, 2021. The office portion of the development pipeline is approximately 86% pre-leased and the total development pipeline, inclusive of both office and lab/life sciences developments and excluding The Prudential Center Observatory, is 71% pre-leased as of May 3, 2021.

As we continue to focus on the development and acquisition of assets to enhance our long-term growth, we also continually review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market environment. For example, in the first quarter of 2021, we completed the sale of Annapolis Junction Buildings Six and Seven, two Class A office properties in Annapolis, Maryland totaling approximately 247,000 square feet, for a gross sales price of approximately $65.9 million. The Company had a 50% ownership interest in the joint venture that owned the properties. We expect to continue to sell select assets from time to time, subject to market conditions.
A brief overview of each of our markets follows.
Boston
Our Boston central business district (“CBD”) in-service portfolio was approximately 95% leased as of March 31, 2021. This includes approximately 212,700 square feet, or approximately 2.2% of our Boston CBD portfolio, of space that we terminated with tenants that defaulted in 2020 due to non-payment of rent. During the first quarter of 2021, we executed approximately 165,000 square feet of leases and approximately 258,000 square feet of leases commenced in the Boston region. Approximately 211,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 43% over the prior leases.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was approximately 99% leased as of March 31, 2021. During the first quarter of 2021, we continued our development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to an office tenant for a term of 15 years and we expect to deliver into service in 2022. In the first quarter of 2021, we received approximately one million square feet of new entitlements at Kendall Center in Cambridge, Massachusetts for potential future development.
Waltham and the area surrounding the Route 128-Mass Turnpike interchange continue to comprise a popular submarket of Boston for leading and emerging companies in the life sciences, biotechnology and technology sectors. In the first quarter of 2021, we signed a 63,500 square foot, 16-year lease with a healthcare company at 195 West Street in Waltham, Massachusetts, bringing that property to 100% leased. We also continued the redevelopment of 200 West Street, an approximately 273,000 square feet Class A office property in Waltham, Massachusetts. The redevelopment is a conversion of approximately 138,000 square feet into life sciences space that is 100% pre-leased to a biotechnology tenant with occupancy expected by year-end 2021. To enable us to meet current and future demand from tenants in the life sciences sector in this region, in the first quarter of 2021, we commenced the redevelopment of 880 Winter Street, an approximately 224,000 square foot office property in Waltham, Massachusetts that will be converted into lab space, and we commenced the development of 180 CityPoint, an approximately 329,000 square foot lab development in Waltham, Massachusetts. These properties are expected to be delivered in 2023 and 2024, respectively.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused on West LA and includes Colorado Center, a 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of March 31, 2021, our LA in-service properties were approximately 82% leased. Our occupancy declined in the first quarter of 2021 from 93.5% at December 31, 2020, primarily due to the expiration of an approximately 200,000 square foot lease with an office tenant in the Santa Monica Business Park. In the first quarter of 2021, we signed a 72,000 square foot, 10-year lease with a new tenant in the digital media sector at Colorado Center in Los Angeles, California. With this lease, which we commenced revenue recognition in April 2021, our LA in-service properties are approximately 85% leased. During the first quarter of 2021, we had approximately 43,000 square feet of leases commence in the LA region. Approximately 22,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 24% over the prior leases.
We continue to explore opportunities to increase our presence by seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity, either alone or with partners, to achieve accretive returns.

New York
As of March 31, 2021, our New York CBD in-service portfolio was approximately 89% leased. In addition, we executed approximately 50,000 square feet of leases and approximately 390,000 square feet of leases commenced in the first quarter of 2021. Of these leases, approximately 34,000 square feet had been vacant for less than one year and the net rental obligations rate was relatively flat as compared to prior leases.
In the first quarter of 2021, tour and leasing activity remained slow due to the ongoing pandemic but leasing activity has increased and we conducted more physical tours in New York City than we had in the comparable quarter in either 2019 or 2020. We are actively negotiating 14 leases totaling approximately 170,000 square feet, including a full floor lease at Dock 72, our joint venture property in Brooklyn, New York. During the first quarter of 2021, we signed new leases with several small tenants across the New York portfolio as well as a 25,000 square foot, 14-year expansion with a multinational asset management company at 399 Park Avenue in New York City, bringing the total space leased by the tenant to approximately 100,000 square feet.
San Francisco
In the first quarter of 2021, governmental authorities in San Francisco began lifting travel quarantines, stay-at-home orders and restrictions on the types of businesses that could continue to operate, including offices. As these restrictions were lifted, the pace of new leasing activity began to increase, although activity remains well below pre- pandemic levels.
Our San Francisco CBD in-service properties were approximately 93% leased as of March 31, 2021. During the first quarter of 2021, we executed approximately 167,000 square feet of leases and we commenced approximately 40,000 square feet of leases in the San Francisco region. Of these leases, approximately 29,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 18% over the prior leases.
Also during the first quarter of 2021, we commenced development of 751 Gateway, an approximately 229,000 square foot lab development in South San Francisco, California. 751 Gateway is the first phase of a multi-phase life sciences campus development. We will own 49% of 751 Gateway and future development projects at Gateway Commons upon completion.
Washington, DC
During the first quarter of 2021, we executed approximately 126,000 square feet of leases and we commenced approximately 566,000 square feet of leases in the Washington, DC region. Of these leases, approximately 440,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 4% over the prior leases.
Our Washington, DC CBD in-service properties were approximately 83% leased, as of March 31, 2021, with modest near-term exposure, and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through the dispositions of assets.
Our Washington, DC suburban properties include our significant presence in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong. Our Washington, DC suburban properties were approximately 87% leased as of March 31, 2021.

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three months ended March 31, 2021:

Three months ended March 31, 2021
Total Square Feet
Vacant space available at the beginning of the period	4,517,385
Property dispositions/properties taken out of service (1)	(104,613)
Properties placed (and partially placed) in-service (2)	227,276
Leases expiring or terminated during the period	1,788,666
Total space available for lease	6,428,714
1st generation leases	201,402
2nd generation leases with new tenants	602,497
2nd generation lease renewals	493,016
Total space leased (3)	1,296,915
Vacant space available for lease at the end of the period	5,131,799

Leases executed during the period, in square feet (4)	591,815

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,095,513
Weighted Average Lease Term	84 Months
Weighted Average Free Rent Period	137 Days
Total Transaction Costs Per Square Foot (6)	$82.44
Increase in Gross Rents (7)	9.47%
Increase in Net Rents (8)	14.67%
 __________________
(1)Total square feet of property dispositions during the three months ended March 31, 2021 consists of 29,595 square feet due to the sale of Annapolis Junction Building Six. Total square feet of properties taken out of service during the three months ended March 31, 2021 consists of 34,290 square feet at 880 Winter Street and 40,728 square feet at 800 Boylston Street - The Prudential Center, both due to redevelopment.
(2)Total square feet of properties placed (and partially placed) in-service during the three months ended March 31, 2021 consists of 195,326 square feet of office and 31,950 square feet of retail at One Five Nine East 53rd Street, located in New York City.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2021.
(4)Represents leases executed during the three months ended March 31, 2021 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three months ended March 31, 2021 is 86,652. Amounts for the three months ended March 31, 2021 exclude lease modifications related to COVID-19 covering an aggregate of 208,000 square feet that were executed in the three months ended March 31, 2021, to provide cash rent deferrals and/or abatements. Of these lease modifications, the lease terms associated with 67,387 square feet were extended for a period of 12 or more months during the three months ended March 31, 2021.
(5)Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,095,513 square feet of second generation leases that commenced during the three months ended March 31, 2021, leases for 1,011,835 square feet were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 735,432 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2021; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 735,432 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2021; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
Transactions during the three months ended March 31, 2021 included the following:
Developments/redevelopments activities
•On February 1, 2021, we completed and fully placed in-service One Five Nine East 53rd Street, a Class A office and retail redevelopment of the low-rise portion of our 601 Lexington Avenue property with approximately 220,000 net rentable square feet located in New York City.
•On February 25, 2021, we commenced the development of 180 CityPoint, located in Waltham, Massachusetts. When completed, the building will consist of approximately 329,000 net rentable square feet of laboratory space.
•On February 25, 2021, we commenced the redevelopment of 880 Winter Street, located in Waltham, Massachusetts. When completed, the building will consist of approximately 224,000 net rentable square feet of laboratory space.
•On February 25, 2021, we commenced the redevelopment of The Prudential Center Observatory, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts.
Unconsolidated joint venture activities
•On February 25, 2021, a joint venture in which we have a 54% interest, commenced the development of 751 Gateway, a speculative laboratory building located in South San Francisco, California, that is expected to be approximately 229,000 net rentable square feet upon completion. 751 Gateway is the first phase of a multi-phase development plan at Gateway Commons. Upon the formation of the joint venture in 2020, we had an approximately 55% ownership interest in the joint venture as a result of the partner’s deferred contribution and the partner is obligated to fund all required capital until such time as we own a 50% interest. On March 31, 2021, we had a 54% interest in the joint venture. We will own a 49% interest in any development project, including 751 Gateway.
•On March 30, 2021, we completed the sale of our 50% ownership interest in Annapolis Junction NFM LLC (the “Annapolis Junction Joint Venture”) to our joint venture partner for a gross sales price of $65.9 million. Net cash proceeds totaled approximately $17.6 million after repayment of our share of debt totaling approximately $15.1 million and the deferment of a $0.2 million payment due from the purchaser. We recognized a gain on sale of investment totaling approximately $10.3 million, which is included in Income (Loss) from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. In addition to net cash proceeds from the sale, we will be distributed approximately $5.8 million of available cash subsequent to March 31, 2021. Annapolis Junction Buildings Six and Seven are Class A office properties totaling approximately 247,000 net rentable square feet. With the sale of our ownership interest in the Annapolis Junction Joint Venture, we no longer have any assets in Annapolis, Maryland.
Capital markets activities
•On February 14, 2021, BPLP completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to par plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was equal to the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million related to unamortized origination costs.
•On March 16, 2021, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 2.550% unsecured senior notes due 2032. The notes were priced at 99.570% of the principal amount to yield an effective rate (including financing fees) of approximately 2.671% per annum to maturity. The notes will mature on April 1, 2032, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $839.2 million after deducting underwriting discounts and transaction expenses.
•On March 16, 2021, BPLP repaid all amounts borrowed under the delayed draw term loan facility (“Delayed Draw Facility”) ($500.0 million). We recognized a loss from early extinguishment of debt totaling approximately $0.5 million, related to unamortized financing costs.
•On March 26, 2021, we used available cash to repay the mortgage loan collateralized by our University Place property located in Cambridge, Massachusetts totaling approximately $0.9 million. The mortgage loan bore interest at a fixed rate of 6.94% per annum and was scheduled to mature on August 1, 2021. There was no prepayment penalty.
Equity Transaction
•On March 2, 2021, BXP issued a redemption notice for 80,000 shares of its Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock (the “Depositary Shares”), and recorded it as a liability. The redemption price per share of Series B Preferred Stock was equal to $2,500 plus all accrued and unpaid dividends to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, BXP transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent and recorded that amount within Cash held in escrows on the Consolidated Balance Sheets. Upon redemption of the Series B Preferred Stock, all outstanding shares of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by BPLP. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and will be reflected as a reduction to Net Income Attributable to Boston Properties, Inc. common shareholders and Net Income Attributable to Boston Properties Limited Partnership common unitholders on the Consolidated Income Statement.
Transactions completed subsequent to March 31, 2021 included the following:
•On April 1, 2021, BXP redeemed 80,000 shares of Series B Preferred Stock (including the corresponding 8,000,000 Depositary Shares), which represented all of the outstanding shares of Series B Preferred Stock. Upon redemption of the Series B Preferred Stock, all outstanding shares of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by BPLP. We paid an aggregate $201.3 million including $1.3 million of accrued but unpaid interest.
•On May 3, 2021, we entered into an agreement to acquire two life sciences lab buildings located in Waltham, Massachusetts for a purchase price of approximately $100.0 million. These two life sciences lab buildings aggregate approximately 137,000 net rentable square feet. The properties are 100% leased. We expect to close on the acquisition during the second quarter of 2021. The transaction is subject to the satisfaction of customary closing conditions. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.
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

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains a discussion of our critical accounting policies. Management discusses and reviews our critical accounting policies and management’s judgments and estimates with BXP’s Audit Committee.
Results of Operations for the Three Months Ended March 31, 2021 and 2020
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $405.9 million and $460.6 million for the three months ended March 31, 2021 compared to 2020, respectively, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three months ended March 31, 2021 and 2020 (in thousands):
Boston Properties, Inc.

	Three months ended March 31,
	2021	2020	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$91,624	$497,496	$(405,872)	(81.58)%
Preferred stock redemption charge	6,412	—	6,412	100.00%
Preferred dividends	2,560	2,625	(65)	(2.48)%
Net Income Attributable to Boston Properties, Inc.	100,596	500,121	(399,525)	(79.89)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	11,084	57,539	(46,455)	(80.74)%
Noncontrolling interests in property partnerships	16,467	19,486	(3,019)	(15.49)%
Net Income	128,147	577,146	(448,999)	(77.80)%
Other Expenses:
Add:
Interest expense	107,902	101,591	6,311	6.21%
Losses from early extinguishment of debt	898	—	898	100.00%
Other Income:
Less:
Gains (losses) from investments in securities	1,659	(5,445)	7,104	130.47%
Interest and other income (loss)	1,168	3,017	(1,849)	(61.29)%
Gains on sales of real estate	—	410,165	(410,165)	(100.00)%
Income (loss) from unconsolidated joint ventures	5,225	(369)	5,594	1,515.99%
Other Expenses:
Add:
Depreciation and amortization expense	176,565	171,094	5,471	3.20%
Transaction costs	331	615	(284)	(46.18)%
Payroll and related costs from management services contracts	3,505	3,237	268	8.28%
General and administrative expense	44,959	36,454	8,505	23.33%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,505	3,237	268	8.28%
Development and management services revenue	6,803	7,879	(1,076)	(13.66)%
Net Operating Income	$443,947	$471,653	$(27,706)	(5.87)%

Boston Properties Limited Partnership

	Three months ended March 31,
	2021	2020	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$105,773	$566,333	$(460,560)	(81.32)%
Preferred unit redemption charge	6,412	—	6,412	100.00%
Preferred distributions	2,560	2,625	(65)	(2.48)%
Net Income Attributable to Boston Properties Limited Partnership	114,745	568,958	(454,213)	(79.83)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	16,467	19,486	(3,019)	(15.49)%
Net Income	131,212	588,444	(457,232)	(77.70)%
Other Expenses:
Add:
Interest expense	107,902	101,591	6,311	6.21%
Losses from early extinguishment of debt	898	—	898	100.00%
Other Income:
Less:
Gains (losses) from investments in securities	1,659	(5,445)	7,104	130.47%
Interest and other income (loss)	1,168	3,017	(1,849)	(61.29)%
Gains on sales of real estate	—	419,654	(419,654)	(100.00)%
Income (loss) from unconsolidated joint ventures	5,225	(369)	5,594	1,515.99%
Other Expenses:
Add:
Depreciation and amortization expense	173,500	169,285	4,215	2.49%
Transaction costs	331	615	(284)	(46.18)%
Payroll and related costs from management services contracts	3,505	3,237	268	8.28%
General and administrative expense	44,959	36,454	8,505	23.33%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,505	3,237	268	8.28%
Development and management services revenue	6,803	7,879	(1,076)	(13.66)%
Net Operating Income	$443,947	$471,653	$(27,706)	(5.87)%
At each of March 31, 2021 and 2020, we owned or had joint venture interests in a portfolio of 196 commercial real estate properties (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2021 and 2020 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 141 properties totaling approximately 39.2 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2020 and owned and in service through March 31, 2021. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2020 or disposed of on or prior to March 31, 2021. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2021 and 2020 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2021	2020	Increase/ (Decrease)	% Change	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$657,779	$677,430	$(19,651)	(2.90)%	$310	$—	$9,415	$3,327	$2,836	$3,548	$2,203	$13,614	$672,543	$697,919	$(25,376)	(3.64)%
Termination Income	4,269	2,385	1,884	78.99%	—	—	—	—	—	—	—	14	4,269	2,399	1,870	77.95%
Lease Revenue	662,048	679,815	(17,767)	(2.61)%	310	—	9,415	3,327	2,836	3,548	2,203	13,628	676,812	700,318	(23,506)	(3.36)%
Parking and Other	16,478	23,636	(7,158)	(30.28)%	37	—	6	6	—	—	247	699	16,768	24,341	(7,573)	(31.11)%
Total Rental Revenue (1)	678,526	703,451	(24,925)	(3.54)%	347	—	9,421	3,333	2,836	3,548	2,450	14,327	693,580	724,659	(31,079)	(4.29)%
Real Estate Operating Expenses	245,880	250,663	(4,783)	(1.91)%	451	—	2,948	1,384	1,145	1,797	838	5,058	251,262	258,902	(7,640)	(2.95)%
Net Operating Income (Loss), Excluding Residential and Hotel	432,646	452,788	(20,142)	(4.45)%	(104)	—	6,473	1,949	1,691	1,751	1,612	9,269	442,318	465,757	(23,439)	(5.03)%
Residential Net Operating Income (Loss) (2)	4,413	5,892	(1,479)	(25.10)%	—	—	(1,365)	—	—	—	—	—	3,048	5,892	(2,844)	(48.27)%
Hotel Net Operating Income (Loss) (2)	(1,419)	4	(1,423)	(35,575.00)%	—	—	—	—	—	—	—	—	(1,419)	4	(1,423)	(35,575.00)%
Net Operating Income (Loss)	$435,640	$458,684	$(23,044)	(5.02)%	$(104)	$—	$5,108	$1,949	$1,691	$1,751	$1,612	$9,269	$443,947	$471,653	$(27,706)	(5.87)%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 50. Residential Net Operating Income for the three months ended March 31, 2021 and 2020 is comprised of Residential Revenue of $9,175 and $9,956 less Residential Expenses of $6,127 and $4,064, respectively. Hotel Net Operating Income for the three months ended March 31, 2021 and 2020 is comprised of Hotel Revenue of $632 and $6,825 less Hotel Expenses of $2,051 and $6,821, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio decreased by approximately $19.7 million for the three months ended March 31, 2021 compared to 2020. The decrease was a result of our average occupancy decreasing from 94.3% to 91.6%. Average revenue per square foot was approximately the same for both periods.
As a result of COVID-19, for the Same Property Portfolio, during the three months ended March 31, 2021, we executed lease modification agreements for approximately 127,000 square feet and granted approximately $5.3 million of cash rent abatements and deferrals, of which approximately $2.5 million related to tenant charges for the three months ended March 31, 2021. In addition, during the three months ended March 31, 2021, we recognized approximately $5.9 million related to tenant charges for lease modifications signed during 2020. Although some of the lease modifications were deferrals under which we expect the tenant will pay us in full primarily in 2021, the majority of the lease modifications involved extending the lease term (in some cases for a year or more) or providing for a period of time where the tenant will only pay percentage rent. As a result of the lease modification agreements that extended the lease term, we expect to see an increase in the cash rent we will receive in the future.
Each quarter since the second quarter of 2020, the number of executed COVID-19 lease modifications has decreased. We expect the volume of lease modifications to further decrease as the economy recovers. However, the degree to which our tenants’ businesses have been negatively impacted by COVID-19 and any resulting downturn in their business may leave some tenants still unable to meet their rental payment obligations and result in a reduction in our cash flows.
Termination Income
Termination income increased by approximately $1.9 million for the three months ended March 31, 2021 compared to 2020.
Termination income for the three months ended March 31, 2021 related to 11 tenants across the Same Property Portfolio and totaled approximately $4.3 million, of which $3.7 million was related to a retail tenant in the Boston region that closed all its retail stores.
Termination income for the three months ended March 31, 2020 related to 14 tenants across the Same Property Portfolio and totaled approximately $2.4 million, which was primarily related to tenants that terminated leases early in New York City and the Boston region.
Parking and Other Revenue
Parking and other revenue decreased by approximately $7.2 million for the three months ended March 31, 2021 compared to 2020. Parking revenue decreased by approximately $9.4 million while other revenue increased by approximately $2.2 million. The decrease in parking revenue was primarily due to a decrease in transient and monthly parking. The increase in other revenue was primarily due to insurance proceeds related to damage at one of our properties in the New York region due to a water main break. Expenses of $2.2 million related to this insurance claim are included within real estate operating expenses.
During the first quarter of 2021, stay-at-home orders continued to be partially lifted, businesses began to re-open, vaccines began to be distributed and people began to return to work in an office setting. We expect to see an increase in parking revenue as the return to office work grows. For the three months ended March 31, 2021, transient and monthly parking decreased by approximately $4.6 million and $3.6 million, respectively, compared to the three months ended March 31, 2020. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio decreased by approximately $4.8 million, or 1.9%, for the three months ended March 31, 2021 compared to 2020, due primarily to a decrease in cleaning expenses of approximately $4.8 million, or 21.2%. The decrease in cleaning expenses was experienced across the portfolio and was primarily driven by a decrease in physical tenant occupancy, which led to lower demand for cleaning.

Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2020 and March 31, 2021. Rental revenue and real estate operating expenses increased by approximately $0.3 million and $0.5 million, respectively, for the three months ended March 31, 2021 compared to 2020, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2021	2020	Change	2021	2020	Change
			(dollars in thousands)
777 Harrison Street (1)	June 26, 2020	N/A	$347	$—	$347	$451	$—	$451
			$347	$—	$347	$451	$—	$451
_______________
(1)Formerly known as Fourth + Harrison and 425 Fourth Street and includes operating results for 759 Harrison Street, which was fully acquired on December 16, 2020.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2020 and March 31, 2021. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $6.4 million and $3.3 million, respectively, for the three months ended March 31, 2021 compared to 2020, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
Office
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$1,694	$1,849	$(155)	$727	$588	$139
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	5,051	598	4,453	1,502	233	1,269
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	2,676	886	1,790	719	563	156
Total Office			707,285	9,421	3,333	6,088	2,948	1,384	1,564

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	321	—	321	1,686	—	1,686
Total Residential			330,996	321	—	321	1,686	—	1,686
			1,038,281	$9,742	$3,333	$6,409	$4,634	$1,384	$3,250
_____________
(1)This is the low-rise portion of 601 Lexington Avenue and was in development for the three months ended March 31, 2020.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2020 and March 31, 2021. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio each decreased by approximately $0.7 million for the three months ended March 31, 2021 compared to 2020.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2021	2020	Change	2021	2020	Change
			(dollars in thousands)
325 Main Street (1)	May 9, 2019	115,000	$—	$—	$—	$17	$149	$(132)
200 West Street (2)	September 30, 2019	261,000	1,501	1,268	233	370	843	(473)
880 Winter Street (3)	February 25, 2021	224,000	1,335	2,280	(945)	758	805	(47)
		600,000	$2,836	$3,548	$(712)	$1,145	$1,797	$(652)
_______________
(1)Real estate operating expenses for the three months ended March 31, 2021 and 2020 were related to demolition costs.
(2)Conversion of a 126,000 square foot portion of the property to life sciences space from office space.
(3)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2020 and March 31, 2021. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $11.9 million and $4.2 million, respectively, for the three months ended March 31, 2021 compared to 2020, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$—	$1,946	$(1,946)	$—	$881	$(881)
New Dominion Technology Park	February 20, 2020	Office	493,000	—	2,551	(2,551)	—	772	(772)
Capital Gallery (1)	June 25, 2020	Office	631,000	2,450	9,830	(7,380)	838	3,405	(2,567)
			1,892,000	$2,450	$14,327	$(11,877)	$838	$5,058	$(4,220)
______________
(1)We completed the sale of a portion of our Capital Gallery property located in Washington, DC. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold was comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space. The amounts shown represent the entire property and not just the portion sold.
For additional information on the sales of the above properties and land parcel refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $1.5 million for the three months ended March 31, 2021 compared to 2020.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the three months ended March 31, 2021 and 2020.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)
Average Monthly Rental Rate (1)	$3,474	$4,510	(23.0)%	$2,287	$2,419	(5.5)%	$2,265	$2,342	(3.3)%	$2,585	$3,027	(14.6)%
Average Rental Rate Per Occupied Square Foot	$3.99	$5.04	(20.8)%	$2.51	$2.67	(6.0)%	$2.36	$2.51	(6.0)%	$4.78	$5.56	(14.0)%
Average Physical Occupancy (2)	87.6%	95.0%	(7.8)%	91.4%	91.5%	(0.1)%	80.1%	82.2%	(2.6)%	90.4%	95.5%	(5.3)%
Average Economic Occupancy (3)	84.0%	94.3%	(10.9)%	90.2%	90.3%	(0.1)%	75.6%	76.9%	(1.7)%	88.8%	95.2%	(6.7)%
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
Hotel Net Operating Income (Loss)
Net operating income (loss) for the Boston Marriott Cambridge hotel property decreased by approximately $1.4 million for the three months ended March 31, 2021 compared to 2020.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and it has operated at a diminished occupancy due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until a sufficient number of people have been vaccinated and the demand for business and leisure travel returns to historical levels.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2021 and 2020.

	2021	2020	Change (%)
Occupancy	10.9%	59.6%	(81.7)%
Average daily rate	$123.11	$211.35	(41.8)%
REVPAR	$13.43	$126.00	(89.3)%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.1 million for the three months ended March 31, 2021 compared to 2020. Development services revenue decreased by approximately $1.6 million while management services revenue increased by approximately $0.5 million. The decrease in development services revenue was primarily related to a decrease in development fees earned from a third-party owned building in the Washington, DC region. The increase in management services revenue was primarily related to an increase in property management fees earned from third-party owned buildings in the Washington, DC region.

General and Administrative Expense
General and administrative expense increased by approximately $8.5 million for the three months ended March 31, 2021 compared to 2020 primarily due to an increase in compensation expense of approximately $9.3 million, partially offset by an approximately $0.8 million decrease in other general and administrative expenses. The increase in compensation expense was related to (1) an approximately $7.1 million increase in the value of our deferred compensation plan and (2) an approximately $2.2 million increase in other compensation-related expenses, primarily due to age-based vesting.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2021 and 2020 were approximately $3.3 million and $2.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.3 million for the three months ended March 31, 2021 compared to 2020 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $5.5 million for the three months ended March 31, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2021	2020	Change
	(in thousands)
Same Property Portfolio (1)	$166,372	$166,248	$124
Properties Acquired Portfolio	2	—	2
Properties Placed In-Service Portfolio	4,601	730	3,871
Properties in Development or Redevelopment Portfolio (2)	5,256	2,017	3,239
Properties Sold Portfolio	334	2,099	(1,765)
	$176,565	$171,094	$5,471
_______________
(1)During the three months ended March 31, 2021, we commenced redevelopment of The Prudential Center Observatory, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the three months ended March 31, 2021, we recorded approximately $2.6 million of accelerated depreciation expense for the demolition of the space, of which approximately $0.8 million related to the step-up of real estate assets.
(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the three months ended March 31, 2021, we recorded approximately $3.2 million of accelerated depreciation expense for the demolition of a portion of the building.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $4.2 million for the three months ended March 31, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2021	2020	Change
	(in thousands)
Same Property Portfolio (1)	$163,307	$164,439	$(1,132)
Properties Acquired Portfolio	2	—	2
Properties Placed In-Service Portfolio	4,601	730	3,871
Properties in Development or Redevelopment Portfolio (2)	5,256	2,017	3,239
Properties Sold Portfolio	334	2,099	(1,765)
	$173,500	$169,285	$4,215
_______________
(1)During the three months ended March 31, 2021, we commenced redevelopment of The Prudential Center Observatory, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the three months ended March 31, 2021, we recorded approximately $1.8 million of accelerated depreciation expense for the demolition of the space.
(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the three months ended March 31, 2021, we recorded approximately $3.2 million of accelerated depreciation expense for the demolition of a portion of the building.
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
Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
For the three months ended March 31, 2021 compared to 2020, income (loss) from unconsolidated joint ventures increased by approximately $5.6 million primarily due to an approximately $10.3 million gain on sale of investment from the sale of our Annapolis Junction joint venture during the three months ended March 31, 2021 (See Note 5 to the Consolidated Financial Statements). This increase was partially offset by an approximately (1) $2.9 million decrease in net income from our Dock 72 and Metropolitan Square joint ventures, primarily related to depreciation and amortization and (2) $0.8 million decrease in net income from our Colorado Center joint venture, primarily due to lease expirations.
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

Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $410.2 million for the three months ended March 31, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2021
N/A

2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$217.7
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	192.3
				$606.0	$254.0	$410.0	(1)
___________
(1)Excludes approximately $0.2 million of gains on sales of real estate recognized during the three months ended March 31, 2020 related to gain amounts from sales of real estate occurring in the prior year.
Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $419.7 million for the three months ended March 31, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2021
N/A

2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$222.4
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	197.1
				$606.0	$254.0	$419.5	(1)
___________
(1)Excludes approximately $0.2 million of gains on sales of real estate recognized during the three months ended March 31, 2020 related to gain amounts from sales of real estate occurring in the prior year.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $1.8 million for the three months ended March 31, 2021 compared to 2020, due primarily to a decrease in interest income as a result of lower interest earned on our deposits.
Gains (losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended March 31, 2021 and 2020 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2021 and 2020, we recognized gains (losses) of approximately $1.7 million and $(5.4) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $1.7 million and $(5.4) million during the three months ended March 31, 2021 and 2020, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Losses From Early Extinguishment of Debt
On February 14, 2021, BPLP completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to par plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was equal to the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million related to unamortized origination costs.
On March 16, 2021, BPLP repaid $500.0 million of its borrowings under the Delayed Draw Facility. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to unamortized financing costs.
Interest Expense
Interest expense increased by approximately $6.3 million for the three months ended March 31, 2021 compared to 2020, as detailed below.

Component	Change in interest expense for the three months ended March 31, 2021 compared to March 31, 2020
(in thousands)
Increases to interest expense due to:
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	$10,193
Increase in interest due to finance leases that are related to development properties	1,772
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	915
Increase in interest due to finance leases for two in-service properties	533
Decrease in capitalized interest related to development projects	345
Total increases to interest expense	13,758
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(4,662)
Decrease in interest rates for the 2017 Credit Facility	(2,199)
Increase in capitalized interest related to development projects that had finance leases	(345)
Other interest expense (excluding senior notes)	(203)
Decrease in interest related to the repayment of the University Place mortgage loan	(38)
Total decreases to interest expense	(7,447)
Total change in interest expense	$6,311

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended March 31, 2021 and 2020 was approximately $12.0 million and $14.1 million, respectively. These costs are not included in the interest expense referenced above.
At March 31, 2021, our variable rate debt consisted of BPLP’s $1.5 billion revolving line of credit (the “Revolving Facility”). The Revolving Facility did not have an outstanding balance as of March 31, 2021. For a summary of our consolidated debt as of March 31, 2021 and March 31, 2020 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $3.0 million for the three months ended March 31, 2021 compared to 2020, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2021	2020	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$2,295	$1,660	$635
Times Square Tower (1)	4,901	6,869	(1,968)
601 Lexington Avenue (2)	3,752	4,850	(1,098)
100 Federal Street	3,349	3,661	(312)
Atlantic Wharf Office Building	2,170	2,446	(276)
	$16,467	$19,486	$(3,019)
_______________
(1)The decrease was primarily due to a decrease in lease revenue from signage and a tenant in the retail industry. During 2020, we executed a lease modification with a tenant in the retail industry, which involved a decrease in rent as well as a space reduction.
(2)The decrease was primarily due to a decrease in lease revenue from our retail tenants and a tenant that terminated its space during the three months ended March 31, 2020.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $46.5 million for the three months ended March 31, 2021 compared to 2020 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations, including balloon payments on maturing debt;
•fund development and redevelopment costs;
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
•cash and cash equivalent balances;
•borrowings under BPLP’s 2017 Credit Facility, short-term bridge facilities and construction loans;
•long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);
•sales of real estate; and
•issuances of BXP equity securities and/or preferred or common units of partnership interest in BPLP.
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development properties primarily with our available cash balances, construction loans and BPLP’s Revolving Facility. We use BPLP’s Revolving Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction and redevelopment as of March 31, 2021 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 3/31/2021 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	$217,456	$418,400	$—	$—	$200,944	90%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	632,000	202,068	267,300	200,000	125,306	—	94%
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Second Quarter, 2022	Bethesda, MD	1	734,000	159,250	198,900	127,500	90,229	2,379	100%
Reston Next	Fourth Quarter, 2023	Reston, VA	2	1,062,000	422,881	715,300	—	—	292,419	85%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	157,235	356,100	—	—	198,865	56%
Total Office Properties under Construction			6	3,328,000	1,158,890	1,956,000	327,500	215,535	694,607	86%

Lab/Life Sciences
200 West Street (Redevelopment)	Fourth Quarter, 2021	Waltham, MA	—	138,000	18,116	47,800	—	—	29,684	100%	(6)
880 Winter Street (Redevelopment)	Second Quarter, 2024	Waltham, MA	1	224,000	1,634	108,000	—	—	106,366	—%
751 Gateway (49% ownership)	Third Quarter, 2024	South San Francisco, CA	1	229,000	15,420	127,600	—	—	112,180	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	20,382	274,700	—	—	254,318	—%
Total Lab/Life Sciences Properties under Construction			3	920,000	55,552	558,100	—	—	502,548	15%

Other
The Prudential Center Observatory (Redevelopment)	N/A	Boston, MA	—	59,000	25,018	182,300	—	—	157,282	N/A
Total Properties under Construction			9	4,307,000	$1,239,460	$2,696,400	$327,500	$215,535	$1,354,437	71%	(7)
___________
(1)Represents our share.
(2)Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through March 31, 2021.
(3)Includes approximately $72.7 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $72.7 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of May 3, 2021, including leases with future commencement dates.
(6)Represents a portion of the property under redevelopment for conversion to life sciences space.
(7)Percentage leased excludes The Prudential Center Observatory redevelopment at 800 Boylston Street - The Prudential Center.

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
Material adverse changes in one or more sources of capital, whether due to the impacts of the COVID-19 pandemic or otherwise, may adversely affect our net cash flows. During the first quarter of 2021, our rent collections remained strong as we collected 99.6% of rents from our office tenants and 99.0% of rents from all tenants, including retail tenants. The COVID-19 pandemic also continued to cause material declines in parking and other revenue and revenue from our hotel for the first quarter of 2021 when compared to pre-COVID-19 levels.
Cash rent abatements and deferrals primarily related to COVID-19 were approximately $9.1 million in the first quarter, approximately 51% less than the average of the three most recent fiscal quarters. This amount represents our consolidated cash rent abatements and deferrals plus our share of the cash rent abatements and deferrals from the unconsolidated joint ventures (calculated based on our ownership percentage) minus our partners’ share of cash rent abatements and deferrals from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests).
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
Our primary uses of capital over the next twelve months will be the completion of our current and committed development and redevelopment projects. During the first quarter of 2021, we utilized our available cash balances and proceeds from BPLP’s issuance of $850 million aggregate principal amount of green bonds to repay or redeem an aggregate of approximately $1.6 billion of debt and preferred equity, including the:
•redemption of the $850 million aggregate principal amount of BPLP’s 4.125% senior unsecured notes due 2021,
•repayment of BPLP’s $500 million unsecured Delayed Draw Facility,
•redemption of all $200 million of BXP’s outstanding shares of its Series B Preferred Stock, and
•repayment of the mortgage loan collateralized by University Place located in Cambridge, Massachusetts totaling approximately $0.9 million.
We have no debt maturities during the remainder of 2021, other than one loan borrowed by an unconsolidated joint venture of which our share is approximately $87.2 million. We have one loan totaling approximately $610.6 million maturing in 2022 and our unconsolidated joint ventures have two loans maturing in 2022, of which our share is approximately $144.8 million. As of March 31, 2021, our share of the remaining development and redevelopment costs that we expect to fund through 2024 was approximately $1.4 billion, which includes new development and redevelopment starts in the first quarter of 2021 with an aggregate estimated investment of approximately $692.6 million, the majority of which are new lab/life sciences developments and conversions.
In addition, during the first quarter, we sold our remaining interest in Annapolis Junction Buildings Six and Seven for a gross sale price of approximately $65.9 million, generating net proceeds of $17.6 million after repayment of our share of the debt. We also have tentative agreements to sell three buildings within our VA95 Business Park in Springfield, Virginia and a three-building suburban portfolio that we expect, if completed, will total approximately $260 million of net proceeds. We are evaluating additional assets sales, which, if completed, could generate aggregate additional net proceeds in excess of $200 million. However, there can be no assurance that the dispositions will be consummated on the terms currently contemplated, or at all.

Although the full impact of COVID-19 on our liquidity and capital resources, as well as the duration of such impact, will depend on a wide range of factors, we believe that our access to capital and our strong liquidity, including the approximately $1.5 billion available under the 2017 Credit Facility and available cash of approximately $593.2 million (of which approximately $123.9 million is attributable to our consolidated joint venture partners), as of May 3, 2021, is sufficient to fund our remaining capital requirements on existing development and redevelopment projects, repay our maturing indebtedness when due, satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
In addition, to further enhance our investment capacity and capital resources, we expect to finalize an agreement with two institutional investors to pursue and co-invest in select office acquisitions. In the aggregate, BXP and its partners would commit $1.0 billion of equity and would have the opportunity to invest in each identified transaction at their discretion. However, there can be no assurance that the agreement or the co-investments contemplated thereby will be consummated on the terms currently contemplated, or at all.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $0.9 billion and $0.9 billion at March 31, 2021 and 2020, respectively, representing an increase of approximately $0.1 billion. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$152,063	$175,197	$(23,134)
Net cash used in investing activities	(242,273)	(73,793)	(168,480)
Net cash provided by (used in) financing activities	(679,936)	65,288	(745,224)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, excluding residential units, was approximately 7.6 years as of March 31, 2021, including leases signed by our unconsolidated joint ventures, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
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
For the three months ended March 31, 2021, our total dividend and distribution payments were approximately $171.6 million, which exceeded our cash flow from operating activities by approximately $19.5 million. We funded the dividend and distribution payments using cash flow from operating activities, approximately $17.6 million of proceeds from sale of investment in unconsolidated joint ventures and cash on hand.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the three months ended March 31, 2021 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by proceeds from sale of investment in unconsolidated joint ventures. Cash used in investing activities for the three months ended March 31, 2020 consisted of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale of real estate, as detailed below:

	Three months ended March 31,
	2021	2020
	(in thousands)
Construction in progress (1)	$(119,496)	$(143,160)
Building and other capital improvements	(32,717)	(39,154)
Tenant improvements	(93,201)	(64,172)
Proceeds from sales of real estate (2)	—	259,489
Capital contributions to unconsolidated joint ventures (3)	(16,684)	(89,997)
Capital distributions from unconsolidated joint ventures	122	—
Proceeds from sale of investment in unconsolidated joint venture (4)	17,589	—
Investments in securities, net	2,114	3,201
Net cash used in investing activities	$(242,273)	$(73,793)
Cash used in investing activities changed primarily due to the following:

(1)Construction in progress for the three months ended March 31, 2021 includes ongoing expenditures associated with One Five Nine East 53rd Street, which was completed and fully placed in-service during the three months ended March 31, 2021. In addition, we incurred costs associated with our continued development/redevelopment of 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue, Reston Next, 180 CityPoint, The Prudential Center Observatory and 880 Winter Street.

Construction in progress for the three months ended March 31, 2020 includes ongoing expenditures associated with 17Fifty Presidents Street, which was completed and placed in-service during the three months ended March 31, 2020 and 20 CityPoint, which was partially placed in-service during the year ended December 31, 2019. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, Reston Next, 2100 Pennsylvania Avenue, 200 West Street, The Skylyne and 325 Main Street.
(2)On February 20, 2020, we completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sale price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for BXP and approximately $197.1 million for BPLP. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet.
(3)Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2021 consisted primarily of cash contributions of approximately $11.4 million to our Santa Monica Business Park joint venture.
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2020 consisted primarily of cash contributions of approximately $64.5 million, $16.8 million and $4.0 million to our Platform 16, 3 Hudson Boulevard and Metropolitan Square joint ventures, respectively.
(4)On March 30, 2021, we completed the sale of our 50% ownership interest in Annapolis Junction NFM LLC (the “Annapolis Junction Joint Venture”) to the joint venture partner for a gross sales price of $65.9 million. Net cash proceeds to us totaled approximately $17.6 million after repayment of our share of debt totaling approximately $15.1 million and the deferment of a $0.2 million payment due from the purchaser.
Cash used in financing activities for the three months ended March 31, 2021 totaled approximately $679.9 million. This amount consisted primarily of (1) the redemption of BPLP’s $850.0 million in aggregate principal amount of its 4.125% senior notes due 2021, (2) the repayment of the Delayed Draw Facility, (3) payment of our regular dividends and distributions to our shareholders and unitholders and (4) distributions to noncontrolling interest holders in property partnership. These decreases were partially offset by the proceeds from the issuance by BPLP of $850.0 million in aggregate principal amount of its 2.550% senior unsecured notes due 2032. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	March 31, 2021
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,074	156,074	$15,804,053
Common Operating Partnership Units	17,579	17,579	1,780,050	(2)
Total Equity		173,653	$17,584,103

Consolidated Debt			$12,536,264
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,165,872
Subtract:
Partners’ share of Consolidated Debt (4)			(1,193,260)
BXP’s Share of Debt			$12,508,876

Consolidated Market Capitalization			$30,120,367
BXP’s Share of Market Capitalization			$30,092,979
Consolidated Debt/Consolidated Market Capitalization			41.62%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			41.57%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on March 31, 2021 of $101.26.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2018 MYLTIP Units) but excludes MYLTIP Units granted between 2019 and 2021 because the three-year performance period has not ended.
(3)See page 71 for additional information.
(4)See page 70 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on March 31, 2021, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
(i)     the number of outstanding shares of common stock of BXP,
(ii)     the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),
(iii)     the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and
(iv)     the number of OP Units issuable upon conversion of 2012 OPP Units, 2013 - 2018 MYLTIP Units that were issued in the form of LTIP Units.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2019 - 2021 MYLTIP Units are not included in this calculation as of March 31, 2021.
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
Debt Financing
As of March 31, 2021, we had approximately $12.5 billion of outstanding consolidated indebtedness, representing approximately 41.62% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.6 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.57% per annum and maturities in 2023 through 2032 (See Note 7 to the Consolidated Financial Statements) and (2) $2.9 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.89% per annum and a weighted-average term of 5.1 years.

The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at March 31, 2021 and March 31, 2020.

	March 31,
	2021	2020
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,904,672	$2,919,157
Unsecured senior notes, net	9,631,592	8,393,009
Unsecured line of credit	—	250,000
Unsecured term loan, net	—	499,058
Consolidated Debt	12,536,264	12,061,224
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,165,872	1,027,547
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,193,260)	(1,198,575)
BXP’s Share of Debt	$12,508,876	$11,890,196

	March 31,
	2021	2020
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	93.79%
Variable rate	—%	6.21%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.64%	3.80%
Variable rate	—%	2.16%
Total	3.64%	3.70%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.54%	3.69%
Variable rate	—%	2.07%
Total	3.54%	3.59%
Weighted-average maturity at end of period (in years):
Fixed rate	6.0	5.8
Variable rate	—	2.1
Total	6.0	5.6
_______________
(1)See page 71 for additional information.
(2)See page 70 for additional information.
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

On April 24, 2018, BPLP exercised its option to draw $500.0 million on its Delayed Draw Facility. Prior to its repayment on March 16, 2021, the Delayed Draw Facility bore interest at a variable rate equal to LIBOR plus 0.95% per annum based on BPLP’s credit rating.
As of March 31, 2021 and May 3, 2021, BPLP had no borrowings under its 2017 Credit Facility and outstanding letters of credit totaling approximately $2.3 million and $6.3 million, respectively, with the ability to borrow approximately $1.5 billion under the Revolving Facility.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of March 31, 2021, see Note 7 to the Consolidated Financial Statements.
On February 14, 2021, BPLP completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to par plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was equal to the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million, related to unamortized origination costs.
On March 16, 2021, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 2.550% unsecured senior notes due 2032. The notes were priced at 99.570% of the principal amount to yield an effective rate (including financing fees) of approximately 2.671% per annum to maturity. The notes will mature on April 1, 2032, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $839.2 million after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2021, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2021:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(21,605)	$2,278,395	$911,435	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	626,612	(335)	626,277	281,825	(5)	April 10, 2022
			2,926,612	(21,940)	2,904,672	1,193,260
Total			$2,926,612	$(21,940)	$2,904,672	$1,193,260
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2021, the maximum funding obligation under the guarantee was approximately $23.1 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 9 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Thirteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At March 31, 2021, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.7 billion (of which our proportionate share is approximately $1.2 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2021. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(2,264)	$297,736	$163,755	(2)(3)	July 19, 2025
Market Square North	50%	2.80%	2.96%	125,000	(951)	124,049	62,025	(2)(4)	November 10, 2025
1265 Main Street	50%	3.77%	3.84%	37,123	(299)	36,824	18,412		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(653)	549,347	274,673	(2)	August 9, 2027
Dock 72	50%	3.10%	3.32%	196,412	(1,478)	194,934	97,467	(2)(5)	December 18, 2023
The Hub on Causeway - Podium	50%	2.36%	2.86%	174,329	(433)	173,896	86,948	(2)(6)	September 6, 2021
Hub50House	50%	2.12%	2.40%	174,352	(552)	173,800	86,900	(2)(7)	April 19, 2022
100 Causeway Street	50%	1.63%	1.84%	250,612	(2,048)	248,564	124,282	(2)(8)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50%	1.37%	1.91%	180,459	(2,901)	177,558	88,779	(2)(9)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(128)	104,872	31,462	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	220,041	(670)	219,371	54,843		January 5, 2025
3 Hudson Boulevard	25%	3.62%	3.70%	80,000	(144)	79,856	19,964	(2)(10)	July 13, 2023
Metropolitan Square	20%	5.40%	6.90%	288,000	(6,191)	281,809	56,362	(2)(11)	July 7, 2022
Total				$2,681,328	$(18,712)	$2,662,616	$1,165,872
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
(5)The construction financing has a borrowing capacity of $250.0 million. The construction financing bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.25%, plus (2) 2.85% per annum and matures on December 18, 2023.
(6)The construction financing had a borrowing capacity of $204.6 million. On September 16, 2019, the joint venture paid down the construction loan principal balance in the amount of approximately $28.8 million, reducing the borrowing capacity to $175.8 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2021, with two, one-year extension options, subject to certain conditions.
(7)The construction financing has a borrowing capacity of $180.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions.

(8)The construction financing has a borrowing capacity of $400.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement) and matures on September 5, 2023, with two, one-year extension options, subject to certain conditions.
(9)The construction financing has a borrowing capacity of $255.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum and matures on April 26, 2023, with two, one-year extension options, subject to certain conditions.
(10)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets.
(11)The loan bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum and matures on July 7, 2022 with two, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR rate at a cap of 3.00% per annum on a notional amount of $325.0 million through July 7, 2022.
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
Insurance
For information concerning our insurance program, see Note 9 to the Consolidated Financial Statements.
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

The impact that COVID-19 has had on our business, financial position and results of operations during the first quarter of 2021 is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. The impact of COVID-19 on our revenue, in particular lease, parking and hotel revenue was negatively impacted by COVID-19 for the three months ended March 31, 2021, thus negatively impacting our FFO. These decreases are discussed under the heading “Comparison of the three months ended March 31, 2021 to the three months ended March 31, 2020” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$91,624	$497,496
Add:
Preferred stock redemption charge	6,412	—
Preferred dividends	2,560	2,625
Noncontrolling interest—common units of the Operating Partnership	11,084	57,539
Noncontrolling interests in property partnerships	16,467	19,486
Net income	128,147	577,146
Add:
Depreciation and amortization	176,565	171,094
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(16,457)	(17,627)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	18,412	18,332
Corporate-related depreciation and amortization	(440)	(469)
Less:
Gain on sale of investment included within income (loss) from unconsolidated joint ventures	10,257	—
Gains on sales of real estate	—	410,165
Noncontrolling interests in property partnerships	16,467	19,486
Preferred dividends	2,560	2,625
Preferred stock redemption charge	6,412	—
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	270,531	316,200
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	26,728	32,138
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$243,803	$284,062
Our percentage share of Funds from Operations—basic	90.12%	89.84%
Weighted average shares outstanding—basic	155,928	155,011

Reconciliation to Diluted Funds from Operations:

	Three months ended March 31,
	2021		2020
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$270,531	173,018	$316,200	172,549
Effect of Dilutive Securities:
Stock based compensation	—	171	—	247
Diluted Funds from Operations	$270,531	173,189	$316,200	172,796
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	26,693	17,090	32,092	17,538
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$243,838	156,099	$284,108	155,258
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.13% and 89.95% for the three months ended March 31, 2021 and 2020, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$105,773	$566,333
Add:
Preferred unit redemption charge	6,412	—
Preferred distributions	2,560	2,625
Noncontrolling interests in property partnerships	16,467	19,486
Net income	131,212	588,444
Add:
Depreciation and amortization	173,500	169,285
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(16,457)	(17,627)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	18,412	18,332
Corporate-related depreciation and amortization	(440)	(469)
Less:
Gain on sale of investment included within (loss) income from unconsolidated joint ventures	10,257	—
Gains on sales of real estate	—	419,654
Noncontrolling interests in property partnerships	16,467	19,486
Preferred distributions	2,560	2,625
Preferred unit redemption charge	6,412	—
Funds from Operations attributable to Boston Properties Limited Partnership common unitholders (1)	$270,531	$316,200
Weighted average shares outstanding—basic	173,018	172,549
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2018 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Three months ended March 31,
	2021		2020
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$270,531	173,018	$316,200	172,549
Effect of Dilutive Securities:
Stock based compensation	—	171	—	247
Diluted Funds from Operations	$270,531	173,189	$316,200	172,796

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
During the three months ended March 31, 2021, we paid approximately $109.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended March 31, 2021, we and our unconsolidated joint venture partners incurred approximately $53 million of new tenant-related obligations associated with approximately 588,000 square feet, which included approximately 67,000 square feet of lease modifications related to COVID-19, of second generation leases, or approximately $91 per square foot. We signed approximately 4,000 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the first quarter of 2021, we signed leases for approximately 592,000 square feet of space and incurred aggregate tenant-related obligations of approximately $54 million, or approximately $91 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and our corresponding estimate of fair value as of March 31, 2021. As of March 31, 2021, all of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate debt obligations with corresponding weighted-average interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2021	2022	2023	2024	2025	2026+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$9,031	$611,132	$(3,494)	$(3,494)	$(3,494)	$2,294,991	$2,904,672	$3,025,986
GAAP Average Interest Rate	4.79%	4.79%	—%	—%	—%	3.64%	3.89%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(8,282)	$(11,132)	$1,489,937	$691,202	$842,472	$6,627,395	$9,631,592	$10,216,659
GAAP Average Interest Rate	—%	—%	3.73%	3.92%	3.35%	3.52%	3.57%
Variable Rate	—	—	—	—	—	—	—	—
Total Debt	$749	$600,000	$1,486,443	$687,708	$838,978	$8,922,386	$12,536,264	$13,242,645

At March 31, 2021, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.54% per annum.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions, we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate (“SOFR”). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.
We anticipate that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
We and our unconsolidated joint ventures have contracts that are indexed to LIBOR and we are monitoring and evaluating the related risks. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our or our unconsolidated joint ventures current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This event could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.

Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for us.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent additional factual information disclosed elsewhere in these Quarterly Reports on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2021 – January 31, 2021	7,785	(1)	$94.79	N/A	N/A
February 1, 2021 – February 28, 2021	387	(1)	$90.61	N/A	N/A
March 1, 2021 – March 31, 2021	1,092	(2)	$0.01	N/A	N/A
Total	9,264		$83.44	N/A	N/A
___________
(1)Represents shares of restricted common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2) Represents shares of restricted common stock of BXP repurchased in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2021, in connection with issuances of common stock by BXP pursuant to issuances to employees of restricted common stock under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”), exercises of non-qualified stock options under the 2012 Plan and the Boston Properties, Inc. 1997 Stock Option and Incentive Plan and issuances under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, BPLP issued an aggregate of 246,348 common units to BXP in exchange for approximately $20.3 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2021 – January 31, 2021	7,785	(1)	$94.79	N/A	N/A
February 1, 2021 – February 28, 2021	286,312	(2)	$0.37	N/A	N/A
March 1, 2021 – March 31, 2021	1,291	(3)	$0.05	N/A	N/A
Total	295,388		$2.86	N/A	N/A
___________
(1)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Includes 285,925 2018 MYLTIP units. The measurement period for such 2018 MYLTIP units ended on February 5, 2021 and BXP’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2018 MYLTIP units. Under the terms of the applicable 2018 MYLTIP award agreements, the 285,925 unearned 2018 MYLTIP units were repurchased at a price of $0.25 per 2018 MYLTIP unit, which was the amount originally paid by each employee for the units. Also includes 387 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(3)Includes 1,092 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of certain employees’ employment with BXP and 199 LTIP units that were repurchased by BPLP in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreements, such shares were repurchased at a price of $0.01 per share and such LTIP units were repurchased at a price $0.25 per unit, which were the amounts originally paid by such employee for such shares and units.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.

ITEM 6—Exhibits.
(a)Exhibits

4.1	—
Supplemental Indenture No. 22, dated as of March 16, 2021, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.550% Senior Note due 2032. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on March 16, 2021.)

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

BOSTON PROPERTIES, INC.

May 7, 2021	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 7, 2021	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)