Form 10-Q
period 2021-06-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2021-08-06
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,169,178
(Registrant)	(Class)	(Outstanding on August 2, 2021)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2021 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of June 30, 2021, BXP owned an approximate 89.9% ownership interest in BPLP. The remaining approximate 10.1% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the Quarterly Reports on Form 10-Q of BXP and BPLP into this single report:
•enhances investors’ understanding of BXP and BPLP by enabling them to view the business as a whole in the same manner as management views and operates the business;
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
Equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of BXP and BPLP. The limited partners of BPLP are accounted for as partners’ capital in BPLP’s financial statements and as noncontrolling interests in BXP’s financial statements. The noncontrolling interests in BPLP’s financial statements include the interests of unaffiliated partners in various consolidated partnerships. The noncontrolling interests in BXP’s financial statements include the same noncontrolling interests in

BPLP and limited partners of BPLP. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at BXP and BPLP levels.
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $266.5 million, or 1.5% at June 30, 2021, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2021	December 31, 2020
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,664,480 and $6,592,019 at June 30, 2021 and December 31, 2020, respectively)	$23,417,175	$22,969,110
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2021 and December 31, 2020, respectively)	237,765	237,393
Right of use assets - operating leases	170,331	146,406
Less: accumulated depreciation (amounts related to VIEs of $(1,235,346) and $(1,158,548) at June 30, 2021 and December 31, 2020, respectively)	(5,752,818)	(5,534,102)
Total real estate	18,072,453	17,818,807
Cash and cash equivalents (amounts related to VIEs of $335,837 and $340,642 at June 30, 2021 and December 31, 2020, respectively)	557,307	1,668,742
Cash held in escrows	79,973	50,587
Investments in securities	41,476	39,457
Tenant and other receivables, net (amounts related to VIEs of $5,298 and $10,911 at June 30, 2021 and December 31, 2020, respectively)	58,624	77,411
Related party note receivable, net	77,872	77,552
Notes receivable, net	19,087	18,729
Accrued rental income, net (amounts related to VIEs of $346,443 and $336,594 at June 30, 2021 and December 31, 2020, respectively)	1,172,411	1,122,502
Deferred charges, net (amounts related to VIEs of $173,578 and $183,306 at June 30, 2021 and December 31, 2020, respectively)	627,338	640,085
Prepaid expenses and other assets (amounts related to VIEs of $12,441 and $13,137 at June 30, 2021 and December 31, 2020, respectively)	46,946	33,840
Investments in unconsolidated joint ventures	1,305,589	1,310,478
Total assets	$22,059,076	$22,858,190
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,901,709 and $2,907,590 at June 30, 2021 and December 31, 2020, respectively)	$2,901,709	$2,909,081
Unsecured senior notes, net	9,634,356	9,639,287
Unsecured line of credit	—	—
Unsecured term loan, net	—	499,390
Lease liabilities - finance leases (amounts related to VIEs of $20,382 and $20,306 at June 30, 2021 and December 31, 2020, respectively)	243,381	236,492
Lease liabilities - operating leases	226,594	201,713
Accounts payable and accrued expenses (amounts related to VIEs of $40,100 and $23,128 at June 30, 2021 and December 31, 2020, respectively)	305,969	336,264
Dividends and distributions payable	169,718	171,082
Accrued interest payable	107,386	106,288
Other liabilities (amounts related to VIEs of $129,477 and $158,805 at June 30, 2021 and December 31, 2020, respectively)	370,990	412,084
Total liabilities	13,960,103	14,511,681
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 78,362 and 72,966 units outstanding at redemption value at June 30, 2021 and December 31, 2020, respectively	8,980	6,897

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2021	December 31, 2020
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2020	—	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,214,859 and 155,797,725 issued and 156,135,959 and 155,718,825 outstanding at June 30, 2021 and December 31, 2020, respectively	1,561	1,557
Additional paid-in capital	6,405,916	6,356,791
Dividends in excess of earnings	(612,247)	(509,653)
Treasury common stock at cost, 78,900 shares at June 30, 2021 and December 31, 2020	(2,722)	(2,722)
Accumulated other comprehensive loss	(43,166)	(49,890)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,749,342	5,996,083
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	615,308	616,596
Property partnerships	1,725,343	1,726,933
Total equity	8,089,993	8,339,612
Total liabilities and equity	$22,059,076	$22,858,190

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Lease	$684,025	$630,119	$1,369,842	$1,340,230
Parking and other	18,282	13,946	35,220	38,450
Hotel	1,561	99	2,193	6,924
Development and management services	7,284	8,125	14,087	16,004
Direct reimbursements of payroll and related costs from management services contracts	2,655	2,484	6,160	5,721
Total revenue	713,807	654,773	1,427,502	1,407,329
Expenses
Operating
Rental	248,703	239,787	506,092	502,753
Hotel	1,996	1,973	4,047	8,794
General and administrative	38,405	37,743	83,364	74,197
Payroll and related costs from management services contracts	2,655	2,484	6,160	5,721
Transaction costs	751	332	1,082	947
Depreciation and amortization	183,838	178,188	360,403	349,282
Total expenses	476,348	460,507	961,148	941,694
Other income (expense)
Income (loss) from unconsolidated joint ventures	(1,373)	1,832	3,852	1,463
Gains on sales of real estate	7,756	203,767	7,756	613,932
Interest and other income (loss)	1,452	1,305	2,620	4,322
Gains (losses) from investments in securities	2,275	4,552	3,934	(893)
Losses from early extinguishment of debt	—	—	(898)	—
Interest expense	(106,319)	(107,142)	(214,221)	(208,733)
Net income	141,250	298,580	269,397	875,726
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,164)	767	(33,631)	(18,719)
Noncontrolling interest—common units of the Operating Partnership	(12,383)	(30,197)	(23,422)	(87,525)
Net income attributable to Boston Properties, Inc.	111,703	269,150	212,344	769,482
Preferred dividends	—	(2,625)	(2,560)	(5,250)
Preferred stock redemption charge	—	—	(6,412)	—
Net income attributable to Boston Properties, Inc. common shareholders	$111,703	$266,525	$203,372	$764,232
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.72	$1.71	$1.30	$4.92
Weighted average number of common shares outstanding	156,107	155,386	156,016	155,199
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.71	$1.71	$1.30	$4.91
Weighted average number of common and common equivalent shares outstanding	156,519	155,407	156,307	155,333

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$141,250	$298,580	$269,397	$875,726
Other comprehensive income (loss):
Effective portion of interest rate contracts	654	(659)	4,394	(10,379)
Amortization of interest rate contracts (1)	1,676	1,677	3,352	3,343
Other comprehensive income (loss)	2,330	1,018	7,746	(7,036)
Comprehensive income	143,580	299,598	277,143	868,690
Net income attributable to noncontrolling interests	(29,547)	(29,430)	(57,053)	(106,244)
Other comprehensive (income) loss attributable to noncontrolling interests	(357)	(239)	(1,022)	450
Comprehensive income attributable to Boston Properties, Inc.	$113,676	$269,929	$219,068	$762,896
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, March 31, 2021	156,074	$1,561	$—	$6,392,923	$(570,982)	$(2,722)	$(45,139)	$620,106	$1,725,600	$8,121,347
Redemption of operating partnership units to common stock	59	—	—	2,087	—	—	—	(2,087)	—	—
Allocated net income for the year	—	—	—	—	111,748	—	—	12,338	17,164	141,250
Dividends/distributions declared	—	—	—	—	(153,013)	—	—	(17,253)	—	(170,266)
Net activity from stock option and incentive plan	3	—	—	(294)	—	—	—	13,191	—	12,897
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	2,139	2,139
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(19,704)	(19,704)
Effective portion of interest rate contracts	—	—	—	—	—	—	593	61	—	654
Amortization of interest rate contracts	—	—	—	—	—	—	1,380	152	144	1,676
Reallocation of noncontrolling interest	—	—	—	11,200	—	—	—	(11,200)	—	—
Equity, June 30, 2021	156,136	$1,561	$—	$6,405,916	$(612,247)	$(2,722)	$(43,166)	$615,308	$1,725,343	$8,089,993

Equity, March 31, 2020	155,315	$1,553	$200,000	$6,321,475	$(416,740)	$(2,722)	$(55,700)	$636,572	$1,736,445	$8,420,883
Redemption of operating partnership units to common stock	303	3	—	10,846	—	—	—	(10,849)	—	—
Allocated net income (loss) for the period	—	—	—	—	269,361	—	—	29,986	(767)	298,580
Dividends/distributions declared	—	—	—	—	(155,132)	—	—	(17,194)	—	(172,326)
Net activity from stock option and incentive plan	4	—	—	873	—	—	—	9,352	—	10,225
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	2,081	2,081
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(13,315)	(13,315)
Effective portion of interest rate contracts	—	—	—	—	—	—	(601)	(58)	—	(659)
Amortization of interest rate contracts	—	—	—	—	—	—	1,380	153	144	1,677
Reallocation of noncontrolling interest	—	—	—	7,471	—	—	—	(7,471)	—	—
Equity, June 30, 2020	155,622	$1,556	$200,000	$6,340,665	$(302,511)	$(2,722)	$(54,921)	$640,491	$1,724,588	$8,547,146

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2020	155,719	$1,557	$200,000	$6,356,791	$(509,653)	$(2,722)	$(49,890)	$616,596	$1,726,933	$8,339,612
Redemption of operating partnership units to common stock	177	1	—	6,284	—	—	—	(6,285)	—	—
Allocated net income for the period	—	—	—	—	212,344	—	—	23,422	33,631	269,397
Dividends/distributions declared	—	—	—	—	(308,526)	—	—	(34,540)	—	(343,066)
Shares issued pursuant to stock purchase plan	5	—	—	484	—	—	—	—	—	484
Net activity from stock option and incentive plan	235	3	—	19,708	—	—	—	31,653	—	51,364
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	2,420	2,420
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(37,929)	(37,929)
Effective portion of interest rate contracts	—	—	—	—	—	—	3,962	432	—	4,394
Amortization of interest rate contracts	—	—	—	—	—	—	2,762	302	288	3,352
Reallocation of noncontrolling interest	—	—	—	16,272	—	—	—	(16,272)	—	—
Equity, June 30, 2021	156,136	$1,561	$—	$6,405,916	$(612,247)	$(2,722)	$(43,166)	$615,308	$1,725,343	$8,089,993

Equity, December 31, 2019	154,790	$1,548	$200,000	$6,294,719	$(760,523)	$(2,722)	$(48,335)	$600,860	$1,728,689	$8,014,236
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)	—	(1,679)
Redemption of operating partnership units to common stock	765	8	—	26,336	—	—	—	(26,344)	—	—
Allocated net income for the period	—	—	—	—	769,482	—	—	87,525	18,719	875,726
Dividends/distributions declared	—	—	—	—	(309,965)	—	—	(34,638)	—	(344,603)
Shares issued pursuant to stock purchase plan	2	—	—	325	—	—	—	—	—	325
Net activity from stock option and incentive plan	65	—	—	8,256	—	—	—	25,029	—	33,285
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	5,957	5,957
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(29,065)	(29,065)
Effective portion of interest rate contracts	—	—	—	—	—	—	(9,333)	(1,046)	—	(10,379)
Amortization of interest rate contracts	—	—	—	—	—	—	2,747	308	288	3,343
Reallocation of noncontrolling interest	—	—	—	11,029	—	—	—	(11,029)	—	—
Equity, June 30, 2020	155,622	$1,556	$200,000	$6,340,665	$(302,511)	$(2,722)	$(54,921)	$640,491	$1,724,588	$8,547,146
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$269,397	$875,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,403	349,282
Amortization of right of use assets - operating leases	2,963	1,128
Non-cash compensation expense	34,370	27,899
Income from unconsolidated joint ventures	(3,852)	(1,463)
Distributions of net cash flow from operations of unconsolidated joint ventures	14,387	13,382
(Gains) losses from investments in securities	(3,934)	893
Allowance for current expected credit losses	(418)	484
Non-cash portion of interest expense	11,784	11,483
Settlement of accreted debt discount on redemption of unsecured senior notes	(6,290)	—
Losses from early extinguishments of debt	898	—
Gains on sales of real estate	(7,756)	(613,932)
Change in assets and liabilities:
Tenant and other receivables, net	17,110	18,516
Notes receivable, net	(277)	(258)
Accrued rental income, net	(39,434)	(43,399)
Prepaid expenses and other assets	(14,122)	(12,057)
Lease liabilities - operating leases	(1,566)	799
Accounts payable and accrued expenses	6,100	(20,493)
Accrued interest payable	1,741	5,262
Other liabilities	(53,919)	(21,912)
Tenant leasing costs	(27,109)	(37,068)
Total adjustments	291,079	(321,454)
Net cash provided by operating activities	560,476	554,272
Cash flows from investing activities:
Acquisitions of real estate	(100,176)	(133,406)
Construction in progress	(235,577)	(247,615)
Building and other capital improvements	(66,033)	(68,386)
Tenant improvements	(161,619)	(118,903)
Proceeds from sales of real estate	—	506,337
Capital contributions to unconsolidated joint ventures	(20,032)	(106,168)
Capital distributions from unconsolidated joint ventures	122	54,413
Issuance of notes receivable, net	—	(9,800)
Proceeds from sale of investment in unconsolidated joint venture	17,789	—
Investments in securities, net	1,915	3,006
Net cash used in investing activities	(563,611)	(120,522)
Cash flows from financing activities:
Repayments of mortgage notes payable	(9,294)	(8,477)
Proceeds from unsecured senior notes	846,345	1,248,125
Redemption of unsecured senior notes	(843,710)	—
Borrowings on unsecured line of credit	—	265,000
Repayments of unsecured line of credit	—	(265,000)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2021	2020
Repayment of unsecured term loan	(500,000)	—
Redemption of preferred stock	(200,000)	—
Payments on finance lease obligations	618	—
Deferred financing costs	(13,642)	(9,465)
Debt prepayment and extinguishment costs	(185)	—
Net proceeds from equity transactions	19,580	3,183
Dividends and distributions	(343,117)	(344,239)
Contributions from noncontrolling interests in property partnerships	2,420	5,957
Distributions to noncontrolling interests in property partnerships	(37,929)	(29,065)
Net cash provided by (used in) financing activities	(1,078,914)	866,019
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(1,082,049)	1,299,769
Cash and cash equivalents and cash held in escrows, beginning of period	1,719,329	691,886
Cash and cash equivalents and cash held in escrows, end of period	$637,280	$1,991,655

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,668,742	$644,950
Cash held in escrows, beginning of period	50,587	46,936
Cash and cash equivalents and cash held in escrows, beginning of period	$1,719,329	$691,886

Cash and cash equivalents, end of period	$557,307	$1,691,047
Cash held in escrows, end of period	79,973	300,608
Cash and cash equivalents and cash held in escrows, end of period	$637,280	$1,991,655

Supplemental disclosures:
Cash paid for interest	$226,367	$213,754
Interest capitalized	$25,046	$27,866

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(98,672)	$(50,141)
Change in real estate included in accounts payable and accrued expenses	$(22,822)	$(25,461)
Right-of-use assets obtained in exchange for lease liabilities	$26,887	$—
Accrued rental income, net deconsolidated	$—	$(4,558)
Tenant leasing costs, net deconsolidated	$—	$(3,462)
Building and other capital improvements, net deconsolidated	$—	$(111,889)
Tenant improvements, net deconsolidated	$—	$(12,331)
Investment in unconsolidated joint venture recorded upon deconsolidation	$—	$347,898
Dividends and distributions declared but not paid	$169,718	$171,077
Conversions of noncontrolling interests to stockholders’ equity	$6,285	$26,344
Issuance of restricted securities to employees and non-employee directors	$42,515	$43,462

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2021	December 31, 2020
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,664,480 and $6,592,019 at June 30, 2021 and December 31, 2020, respectively)	$23,041,680	$22,592,301
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2021 and December 31, 2020, respectively)	237,765	237,393
Right of use assets - operating leases	170,331	146,406
Less: accumulated depreciation (amounts related to VIEs of $(1,235,346) and $(1,158,548) at June 30, 2021 and December 31, 2020, respectively)	(5,643,781)	(5,428,576)
Total real estate	17,805,995	17,547,524
Cash and cash equivalents (amounts related to VIEs of $335,837 and $340,642 at June 30, 2021 and December 31, 2020, respectively)	557,307	1,668,742
Cash held in escrows	79,973	50,587
Investments in securities	41,476	39,457
Tenant and other receivables, net (amounts related to VIEs of $5,298 and $10,911 at June 30, 2021 and December 31, 2020, respectively)	58,624	77,411
Related party note receivable, net	77,872	77,552
Notes receivable, net	19,087	18,729
Accrued rental income, net (amounts related to VIEs of $346,443 and $336,594 at June 30, 2021 and December 31, 2020, respectively)	1,172,411	1,122,502
Deferred charges, net (amounts related to VIEs of $173,578 and $183,306 at June 30, 2021 and December 31, 2020, respectively)	627,338	640,085
Prepaid expenses and other assets (amounts related to VIEs of $12,441 and $13,137 at June 30, 2021 and December 31, 2020, respectively)	46,946	33,840
Investments in unconsolidated joint ventures	1,305,589	1,310,478
Total assets	$21,792,618	$22,586,907
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,901,709 and $2,907,590 at June 30, 2021 and December 31, 2020, respectively)	$2,901,709	$2,909,081
Unsecured senior notes, net	9,634,356	9,639,287
Unsecured line of credit	—	—
Unsecured term loan, net	—	499,390
Lease liabilities - finance leases (amounts related to VIEs of $20,382 and $20,306 at June 30, 2021 and December 31, 2020, respectively)	243,381	236,492
Lease liabilities - operating leases	226,594	201,713
Accounts payable and accrued expenses (amounts related to VIEs of $40,100 and $23,128 at June 30, 2021 and December 31, 2020, respectively)	305,969	336,264
Dividends and distributions payable	169,718	171,082
Accrued interest payable	107,386	106,288
Other liabilities (amounts related to VIEs of $129,477 and $158,805 at June 30, 2021 and December 31, 2020, respectively)	370,990	412,084
Total liabilities	13,960,103	14,511,681
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 78,362 and 72,966 units outstanding at redemption value at June 30, 2021 and December 31, 2020, respectively	8,980	6,897

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2021	December 31, 2020
Noncontrolling interests:
Redeemable partnership units— 16,038,056 and 16,037,121 common units and 1,489,456 and 1,336,115 long term incentive units outstanding at redemption value at June 30, 2021 and December 31, 2020, respectively	2,008,478	1,643,024
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2020	—	193,623
Boston Properties Limited Partnership partners’ capital— 1,736,635 and 1,730,921 general partner units and 154,399,324 and 153,987,904 limited partner units outstanding at June 30, 2021 and December 31, 2020, respectively	4,132,880	4,554,639
Accumulated other comprehensive loss	(43,166)	(49,890)
Total partners’ capital	4,089,714	4,698,372
Noncontrolling interests in property partnerships	1,725,343	1,726,933
Total capital	5,815,057	6,425,305
Total liabilities and capital	$21,792,618	$22,586,907

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Lease	$684,025	$630,119	$1,369,842	$1,340,230
Parking and other	18,282	13,946	35,220	38,450
Hotel	1,561	99	2,193	6,924
Development and management services	7,284	8,125	14,087	16,004
Direct reimbursements of payroll and related costs from management services contracts	2,655	2,484	6,160	5,721
Total revenue	713,807	654,773	1,427,502	1,407,329
Expenses
Operating
Rental	248,703	239,787	506,092	502,753
Hotel	1,996	1,973	4,047	8,794
General and administrative	38,405	37,743	83,364	74,197
Payroll and related costs from management services contracts	2,655	2,484	6,160	5,721
Transaction costs	751	332	1,082	947
Depreciation and amortization	182,078	176,409	355,578	345,694
Total expenses	474,588	458,728	956,323	938,106
Other income (expense)
Income (loss) from unconsolidated joint ventures	(1,373)	1,832	3,852	1,463
Gains on sales of real estate	7,756	207,241	7,756	626,895
Interest and other income (loss)	1,452	1,305	2,620	4,322
Gains (losses) from investments in securities	2,275	4,552	3,934	(893)
Losses from early extinguishment of debt	—	—	(898)	—
Interest expense	(106,319)	(107,142)	(214,221)	(208,733)
Net income	143,010	303,833	274,222	892,277
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,164)	767	(33,631)	(18,719)
Net income attributable to Boston Properties Limited Partnership	125,846	304,600	240,591	873,558
Preferred distributions	—	(2,625)	(2,560)	(5,250)
Preferred unit redemption charge	—	—	(6,412)	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$125,846	$301,975	$231,619	$868,308
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.73	$1.75	$1.34	$5.02
Weighted average number of common units outstanding	173,150	172,659	173,034	172,604
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.73	$1.75	$1.34	$5.02
Weighted average number of common and common equivalent units outstanding	173,562	172,680	173,325	172,738

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income	$143,010	$303,833	$274,222	$892,277
Other comprehensive income (loss):
Effective portion of interest rate contracts	654	(659)	4,394	(10,379)
Amortization of interest rate contracts (1)	1,676	1,677	3,352	3,343
Other comprehensive income (loss)	2,330	1,018	7,746	(7,036)
Comprehensive income	145,340	304,851	281,968	885,241
Comprehensive (income) loss attributable to noncontrolling interests	(17,308)	623	(33,919)	(19,007)
Comprehensive income attributable to Boston Properties Limited Partnership	$128,032	$305,474	$248,049	$866,234
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, March 31, 2021	1,737	154,338	$4,392,624	$—	$(45,139)	$1,725,600	$6,073,085	$1,780,044
Net activity from contributions and unearned compensation	—	2	(294)	—	—	—	(294)	13,191
Allocated net income for the period	—	—	113,508	—	—	17,164	130,672	12,338
Distributions	—	—	(153,013)	—	—	—	(153,013)	(17,253)
Conversion of redeemable partnership units	—	59	2,087	—	—	—	2,087	(2,087)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(222,032)	—	—	—	(222,032)	222,032
Effective portion of interest rate contracts	—	—	—	—	593	—	593	61
Amortization of interest rate contracts	—	—	—	—	1,380	144	1,524	152
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	2,139	2,139	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(19,704)	(19,704)	—
Equity, June 30, 2021	1,737	154,399	$4,132,880	$—	$(43,166)	$1,725,343	$5,815,057	$2,008,478

Equity, March 31, 2020	1,731	153,584	$4,626,627	$193,623	$(55,700)	$1,736,445	$6,500,995	$1,639,855
Net activity from contributions and unearned compensation	—	5	873	—	—	—	873	9,352
Allocated net income (loss) for the period	—	—	271,989	2,625	—	(767)	273,847	29,986
Distributions	—	—	(152,507)	(2,625)	—	—	(155,132)	(17,194)
Conversion of redeemable partnership units	—	302	10,849	—	—	—	10,849	(10,849)
Adjustment to reflect redeemable partnership units at redemption value	—	—	70,235	—	—	—	70,235	(70,235)
Effective portion of interest rate contracts	—	—	—	—	(601)	—	(601)	(58)
Amortization of interest rate contracts	—	—	—	—	1,380	144	1,524	153
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	2,081	2,081	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(13,315)	(13,315)	—
Equity, June 30, 2020	1,731	153,891	$4,828,066	$193,623	$(54,921)	$1,724,588	$6,691,356	$1,581,010

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2020	1,731	153,988	$4,554,639	$193,623	$(49,890)	$1,726,933	$6,425,305	1,643,024
Net activity from contributions and unearned compensation	4	235	20,195	—	—	—	20,195	31,653
Allocated net income for the period	—	—	214,609	2,560	—	33,631	250,800	23,422
Distributions	—	—	(305,966)	(2,560)	—	—	(308,526)	(34,540)
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	2	176	6,285	—	—	—	6,285	(6,285)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(350,470)	—	—	—	(350,470)	350,470
Effective portion of interest rate contracts	—	—	—	—	3,962	—	3,962	432
Amortization of interest rate contracts	—	—	—	—	2,762	288	3,050	302
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	2,420	2,420	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(37,929)	(37,929)	—
Equity, June 30, 2021	1,737	154,399	$4,132,880	$—	$(43,166)	$1,725,343	$5,815,057	$2,008,478

Equity, December 31, 2019	1,727	153,063	$3,380,175	$193,623	$(48,335)	$1,728,689	$5,254,152	$2,468,753
Cumulative effect of a change in accounting principle	—	—	(1,505)	—	—	—	(1,505)	(174)
Net activity from contributions and unearned compensation	1	68	8,581	—	—	—	8,581	25,029
Allocated net income for the period	—	—	780,783	5,250	—	18,719	804,752	87,525
Distributions	—	—	(304,715)	(5,250)	—	—	(309,965)	(34,638)
Conversion of redeemable partnership units	3	760	26,344	—	—	—	26,344	(26,344)
Adjustment to reflect redeemable partnership units at redemption value	—	—	938,403	—	—	—	938,403	(938,403)
Effective portion of interest rate contracts	—	—	—	—	(9,333)	—	(9,333)	(1,046)
Amortization of interest rate contracts	—	—	—	—	2,747	288	3,035	308
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	5,957	5,957	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(29,065)	(29,065)	—
Equity, June 30, 2020	1,731	153,891	$4,828,066	$193,623	$(54,921)	$1,724,588	$6,691,356	$1,581,010

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$274,222	$892,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	355,578	345,694
Amortization of right of use assets - operating leases	2,963	1,128
Non-cash compensation expense	34,370	27,899
Income from unconsolidated joint ventures	(3,852)	(1,463)
Distributions of net cash flow from operations of unconsolidated joint ventures	14,387	13,382
(Gains) losses from investments in securities	(3,934)	893
Allowance for current expected credit losses	(418)	484
Non-cash portion of interest expense	11,784	11,483
Settlement of accreted debt discount on redemption of unsecured senior notes	(6,290)	—
Losses from early extinguishments of debt	898	—
Gains on sales of real estate	(7,756)	(626,895)
Change in assets and liabilities:
Tenant and other receivables, net	17,110	18,516
Notes receivable, net	(277)	(258)
Accrued rental income, net	(39,434)	(43,399)
Prepaid expenses and other assets	(14,122)	(12,057)
Lease liabilities - operating leases	(1,566)	799
Accounts payable and accrued expenses	6,100	(20,493)
Accrued interest payable	1,741	5,262
Other liabilities	(53,919)	(21,912)
Tenant leasing costs	(27,109)	(37,068)
Total adjustments	286,254	(338,005)
Net cash provided by operating activities	560,476	554,272
Cash flows from investing activities:
Acquisitions of real estate	(100,176)	(133,406)
Construction in progress	(235,577)	(247,615)
Building and other capital improvements	(66,033)	(68,386)
Tenant improvements	(161,619)	(118,903)
Proceeds from sales of real estate	—	506,337
Capital contributions to unconsolidated joint ventures	(20,032)	(106,168)
Capital distributions from unconsolidated joint ventures	122	54,413
Proceeds from sale of investment in unconsolidated joint venture	17,789	—
Issuance of notes receivable, net	—	(9,800)
Investments in securities, net	1,915	3,006
Net cash used in investing activities	(563,611)	(120,522)
Cash flows from financing activities:
Repayments of mortgage notes payable	(9,294)	(8,477)
Proceeds from unsecured senior notes	846,345	1,248,125
Redemption of unsecured senior notes	(843,710)	—
Borrowings on unsecured line of credit	—	265,000
Repayments of unsecured line of credit	—	(265,000)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2021	2020
Repayment of unsecured term loan	(500,000)	—
Redemption of preferred units	(200,000)	—
Payments on finance lease obligations	618	—
Deferred financing costs	(13,642)	(9,465)
Debt prepayment and extinguishment costs	(185)	—
Net proceeds from equity transactions	19,580	3,183
Distributions	(343,117)	(344,239)
Contributions from noncontrolling interests in property partnerships	2,420	5,957
Distributions to noncontrolling interests in property partnerships	(37,929)	(29,065)
Net cash provided by (used in) financing activities	(1,078,914)	866,019
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(1,082,049)	1,299,769
Cash and cash equivalents and cash held in escrows, beginning of period	1,719,329	691,886
Cash and cash equivalents and cash held in escrows, end of period	$637,280	$1,991,655

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,668,742	$644,950
Cash held in escrows, beginning of period	50,587	46,936
Cash and cash equivalents and cash held in escrows, beginning of period	$1,719,329	$691,886

Cash and cash equivalents, end of period	$557,307	$1,691,047
Cash held in escrows, end of period	79,973	300,608
Cash and cash equivalents and cash held in escrows, end of period	$637,280	$1,991,655

Supplemental disclosures:
Cash paid for interest	$226,367	$213,754
Interest capitalized	$25,046	$27,866

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(97,358)	$(50,141)
Change in real estate included in accounts payable and accrued expenses	$(22,822)	$(25,461)
Right-of-use assets obtained in exchange for lease liabilities	$26,887	$—
Accrued rental income, net deconsolidated	$—	$(4,558)
Tenant leasing costs, net deconsolidated	$—	$(3,462)
Building and other capital improvements, net deconsolidated	$—	$(111,889)
Tenant improvements, net deconsolidated	$—	$(12,331)
Investment in unconsolidated joint venture recorded upon deconsolidation	$—	$347,898
Distributions declared but not paid	$169,718	$171,077
Conversions of redeemable partnership units to partners’ capital	$6,285	$26,344
Issuance of restricted securities to employees and non-employee directors	$42,515	$43,462

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at June 30, 2021 owned an approximate 89.9% (90.0% at December 31, 2020) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:
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
At December 31, 2020, there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. On March 2, 2021, Boston Properties, Inc. issued a redemption notice for 80,000 shares of Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock (the “Depositary Shares”), and recorded it as a liability. On March 31, 2021, Boston Properties, Inc. transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. On April 1, 2021, Boston Properties, Inc. redeemed 80,000 shares of Series B Preferred Stock (including the corresponding 8,000,000 Depositary Shares), which represented all of the outstanding shares of Series B Preferred Stock and all of the outstanding Depositary Shares. In connection with the redemption of the Series B Preferred Stock, the Series B Preferred Units were also redeemed (See Note 11).

Properties
At June 30, 2021, the Company owned or had joint venture interests in a portfolio of 197 commercial real estate properties (the “Properties”) aggregating approximately 51.5 million net rentable square feet of primarily Class A office properties, including nine properties under construction/redevelopment totaling approximately 4.3 million net rentable square feet. At June 30, 2021, the Properties consisted of:
•178 office properties (including nine properties under construction/redevelopment);
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
The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of extraordinary events such as the coronavirus (“COVID-19”) pandemic, the results of which form the basis for making significant judgments about the carrying values of assets and liabilities, assessments of future collectability, and other areas of the financial statements that are impacted by the use of estimates. Actual results may differ from these estimates under different assumptions or conditions.
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
Consolidated Variable Interest Entities
As of June 30, 2021, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.

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
(2)As of June 30, 2021, there were no amounts outstanding under the unsecured line of credit.
Because the Company’s valuations of its financial instruments are based on the above Levels and involve the use of estimates, the actual fair values of its financial instruments may differ materially from those estimates.
The following table identifies the range and weighted average of significant unobservable inputs for the Company’s Level 3 fair value measured instruments.

Financial Instrument	Level	Range	Weighted Average
Related party note receivable	Level 3	3.60%	3.60%
Notes receivable	Level 3	3.60% - 8.00%	5.83%
Mortgage notes payable	Level 3	2.40% - 4.75%	2.88%
The Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods.
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$77,872	$83,779	$77,552	$84,579
Notes receivable, net	19,087	19,709	18,729	19,372
Total	$96,959	$103,488	$96,281	$103,951

Mortgage notes payable, net	$2,901,709	$3,053,824	$2,909,081	$3,144,150
Unsecured senior notes, net	9,634,356	10,385,016	9,639,287	10,620,527
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	—	—	499,390	500,326
Total	$12,536,065	$13,438,840	$13,047,758	$14,265,003
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Land	$5,038,870	$5,069,206
Right of use assets - finance leases	237,765	237,393
Right of use assets - operating leases (1)	170,331	146,406
Land held for future development (2)	497,019	450,954
Buildings and improvements	14,082,350	13,777,691
Tenant improvements	2,839,358	2,752,880
Furniture, fixtures and equipment	51,517	49,606
Construction in progress	908,061	868,773
Total	23,825,271	23,352,909
Less: Accumulated depreciation	(5,752,818)	(5,534,102)
	$18,072,453	$17,818,807
_______________
(1)See Note 4.
(2)Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Land	$4,942,017	$4,971,990
Right of use assets - finance leases	237,765	237,393
Right of use assets - operating leases (1)	170,331	146,406
Land held for future development (2)	497,019	450,954
Buildings and improvements	13,803,708	13,498,098
Tenant improvements	2,839,358	2,752,880
Furniture, fixtures and equipment	51,517	49,606
Construction in progress	908,061	868,773
Total	23,449,776	22,976,100
Less: Accumulated depreciation	(5,643,781)	(5,428,576)
	$17,805,995	$17,547,524
_______________
(1)See Note 4.
(2)Includes pre-development costs.

Acquisitions / Pending Acquisitions
On April 19, 2021, the Company entered into an agreement to acquire 11251 Roger Bacon Drive, in Reston, Virginia, for an aggregate purchase price of approximately $5.6 million. The closing is scheduled to occur in the first quarter of 2022. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property is 100% leased to a single tenant with a lease expiration prior to the planned closing. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.
On June 2, 2021, the Company acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for an aggregate purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet. The properties are 100% leased. The following table summarizes the allocation of the purchase price, including transaction costs, of 153 & 211 Second Avenue at the date of acquisition (in thousands):

Land	$33,233
Building and improvements	53,309
Tenant improvements	2,631
In-place lease intangibles	13,415
Below-market lease intangibles	(2,412)
Net assets acquired	$100,176
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles and the acquired below-market lease intangibles for 153 & 211 Second Avenue for the remainder of 2021 through the last lease expiration (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Below-Market Lease Intangibles
Period from June 2, 2021 through December 31, 2021	$5,202	$935
2022	8,213	1,477
153 & 211 Second Avenue contributed approximately $0.8 million of revenue and approximately ($0.3) million of earnings to the Company for the period from June 2, 2021 through June 30, 2021.
On June 7, 2021, the Company entered into an agreement to acquire Shady Grove Bio+Tech Campus in Rockville, Maryland, for an aggregate purchase price of approximately $116.5 million. The closing is scheduled to occur in the third quarter of 2021. The Company’s refundable deposit of $10.0 million is reflected as Cash and Cash Equivalents in the Company’s Consolidated Balance Sheets. Shady Grove Bio+Tech Campus is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. The Company intends to reposition three of the buildings, which are currently vacant, to support life sciences uses (See Note 15).
On June 25, 2021, the Company entered into an agreement to acquire 360 Park Avenue South in New York City, New York for an aggregate purchase price of approximately $300.0 million, including (1) the assumption of the mortgage loan collateralized by the property totaling approximately $202.0 million and (2) the issuance of approximately $98.0 million of OP Units, with a floor price of $111.00 per OP Unit. The closing is scheduled to occur in the fourth quarter of 2021. The Company’s deposit of $30.0 million is reflected as Cash Held in Escrows in the Company’s Consolidated Balance Sheets. 360 Park Avenue South is an approximately 450,000 square foot Class A office building. Upon acquisition, the building will be vacant and the Company intends to redevelop or reposition the building. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.
On June 29, 2021, the Company entered into an escrow agreement in connection with an option granted to the Company to purchase Safeco Plaza in Seattle, Washington. The Company’s refundable deposit of $46.5 million is reflected as Cash and Cash Equivalents in the Company’s Consolidated Balance Sheets. Safeco Plaza is an approximately 800,000 square foot Class A office building. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all (See Note 15).

Developments
On February 1, 2021, the consolidated entity in which the Company has a 55% interest completed and fully placed in-service One Five Nine East 53rd Street, a Class A office and retail redevelopment of the low-rise portion of its 601 Lexington Avenue property with approximately 220,000 net rentable square feet located in New York City.
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
On April 16, 2021, the Company removed 3625-3635 Peterson Way from its in-service portfolio following the lease expiration of the last tenant on April 15, 2021. The Company intends to demolish the building and redevelop the site at a future date. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot Class A office building located in Santa Clara, California.
Disposition
On December 13, 2018, the Company sold its 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, the Company agreed to act as development manager and guaranteed the completion of the project (See Note 9). The development project was completed during the second quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, the Company recognized a gain on sale of real estate of approximately $7.8 million during the three months ended June 30, 2021.
4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable related to lease revenue. When evaluating the collectability of tenants’ accrued rent and accounts receivable balances, management considers tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns, on a lease-by-lease basis. As a result, the Company wrote off approximately $0.6 million and $1.2 million, respectively, during the three and six months ended June 30, 2021 and $35.9 million and $37.4 million, respectively, during the three and six months ended June 30, 2020, related to accrued rent, net balances. Additionally, the Company wrote off approximately $0.3 million and $0.1 million, respectively, during the three and six months ended June 30, 2021 and $18.0 million and $18.9 million, respectively, during the three and six months ended June 30, 2020, related to accounts receivable, net balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or for which the Company considered their accrued rent and/or accounts receivable balances were no longer probable of collection.
Lessee
On May 19, 2021, the Company amended its ground lease at Sumner Square in Washington, DC. The amendment extends the ground lease for an additional 15 years. Prior to the amendment, the ground lease was scheduled to expire on August 10, 2066. The ground lease will now expire on August 9, 2081. The lease requires the Company to pay $23.0 million in 2021 and requires the Company’s remaining obligation of approximately $4.0 million be used to fund certain operation and maintenance costs for the next five years, with no payments thereafter. The Company’s incremental borrowing rate is 3.95% per annum. The net present value of the ground lease payments is approximately $26.7 million. The Company continues to classify this ground lease as an operating lease. As a result, the Company recorded a Right-of-Use Assets - Operating Leases and Lease Liabilities - Operating Leases of approximately $27.1 million and $26.7 million, respectively, on its Consolidated Balance Sheet. The Sumner Square ground lease had operating lease costs of approximately $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $0.5 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively. Sumner Square is an approximately 210,000 net rentable square foot Class A office building.

The following table provides a maturity analysis for the Company’s lease liabilities related to its Sumner Square operating lease as of May 19, 2021 (in thousands):

Operating
Period from May 19, 2021 through December 31, 2021	$23,599
2022	761
2023	784
2024	808
2025	832
2026	422
Thereafter	—
Total lease payments	27,206
Less: Interest portion	(536)
Present value of lease payments	$26,670
Lessor
The following table summarizes the components of lease revenue recognized during the three and six months ended June 30, 2021 and 2020 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Revenue	2021	2020	2021	2020
Fixed contractual payments	$576,184	$529,514	$1,151,537	$1,116,471
Variable lease payments	107,841	100,605	218,305	223,759
	$684,025	$630,119	$1,369,842	$1,340,230

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2021 and December 31, 2020:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		June 30, 2021	December 31, 2020
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.0%		$(2,606)	$(3,766)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.0%		(13,223)	(13,584)
901 New York, LLC	901 New York Avenue	25.0%	(2)	(12,191)	(12,264)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.3%	(3)	34,505	35,297
Annapolis Junction NFM LLC	Annapolis Junction	50.0%	(4)	N/A	13,463
540 Madison Venture LLC	540 Madison Avenue	60.0%	(5)	—	122
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.0%		(7,467)	(6,945)
501 K Street LLC	1001 6th Street	50.0%	(6)	42,495	42,499
Podium Developer LLC	The Hub on Causeway - Podium	50.0%		49,006	48,818
Residential Tower Developer LLC	Hub50House	50.0%		48,520	50,943
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.0%		11,316	10,754
Office Tower Developer LLC	100 Causeway Street	50.0%		56,589	56,312
1265 Main Office JV LLC	1265 Main Street	50.0%		3,757	3,787
BNY Tower Holdings LLC	Dock 72	50.0%		28,116	29,536
BNYTA Amenity Operator LLC	Dock 72	50.0%		1,297	1,846
CA-Colorado Center Limited Partnership	Colorado Center	50.0%		229,564	227,671
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.0%		59,208	58,112
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.0%		116,848	113,774
SMBP Venture LP	Santa Monica Business Park	55.0%		157,593	145,761
Platform 16 Holdings LP	Platform 16	55.0%	(7)	108,241	108,393
Gateway Portfolio Holdings LLC	Gateway Commons	50.0%	(8)	331,389	336,206
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.0%		27,145	27,184
				$1,270,102	$1,273,919
 _______________
(1)Investments with deficit balances aggregating approximately $35.5 million and $36.6 million at June 30, 2021 and December 31, 2020, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At June 30, 2021 and December 31, 2020, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.3% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)On March 30, 2021, the Company sold its interest in the joint venture to the partner. See below for additional details.
(5)The property was sold on June 27, 2019. As of December 31, 2020, the investment consisted of undistributed cash. All remaining cash has been distributed as of June 30, 2021.
(6)Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.
(7)This entity is a VIE (See Note 2).
(8)As a result of the partner’s deferred contribution, the Company owned an approximately 53% and 55% interest in the joint venture at June 30, 2021 and December 31, 2020, respectively. Future development projects will be owned 49% by the Company and 51% by its partner.

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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2021	December 31, 2020
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$4,751,881	$4,708,571
Other assets	521,766	531,071
Total assets	$5,273,647	$5,239,642
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,715,677	$2,637,911
Other liabilities (2)	600,402	650,433
Members’/Partners’ equity	1,957,568	1,951,298
Total liabilities and members’/partners’ equity	$5,273,647	$5,239,642
Company’s share of equity	$929,421	$936,087
Basis differentials (3)	340,681	337,832
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,270,102	$1,273,919
_______________
(1)At June 30, 2021 and December 31, 2020, this amount included right of use assets - finance leases totaling approximately $248.9 million and $248.9 million, respectively, and right of use assets - operating leases totaling approximately $22.0 million and $22.5 million, respectively.
(2)At June 30, 2021 and December 31, 2020, this amount included lease liabilities - finance leases totaling approximately $387.1 million and $388.7 million, respectively, and lease liabilities - operating leases totaling approximately $29.4 million and $29.0 million, respectively.
(3)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. The majority of the Company’s basis differences are as follows:

	June 30, 2021	December 31, 2020
Property	(in thousands)
Colorado Center	$305,902	$307,328
Gateway Commons	52,104	51,875
Dock 72	(51,137)	(52,243)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $35.5 million and $36.6 million at June 30, 2021 and December 31, 2020, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total revenue (1)	$91,226	$89,563	$178,492	$182,766
Expenses
Operating	36,787	33,704	73,921	69,105
Transaction costs	—	—	7	—
Depreciation and amortization	33,627	37,390	67,730	69,425
Total expenses	70,414	71,094	141,658	138,530
Other income (expense)
Interest expense	(25,636)	(23,306)	(51,192)	(45,889)
Gains on sales of real estate	—	11,720	—	11,720
Net income (loss)	$(4,824)	$6,883	$(14,358)	$10,067

Company’s share of net income (loss)	$(2,137)	$4,024	$(5,777)	$5,276
Gain on sale of investment (2)	—	—	10,257	—
Basis differential (3)	764	(2,192)	(628)	(3,813)
Income (loss) from unconsolidated joint ventures	$(1,373)	$1,832	$3,852	$1,463
_______________
(1)Includes straight-line rent adjustments of approximately $5.0 million and $8.5 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $6.1 million and $18.2 million for the six months ended June 30, 2021 and 2020, respectively.
(2)During the six months ended June 30, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.
(3)Includes straight-line rent adjustments of approximately $0.1 million and $0.4 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $0.6 million and $0.9 million for the six months ended June 30, 2021 and 2020, respectively. Also includes net above-/below-market rent adjustments of approximately $0.1 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and approximately $0.2 million and $0.5 million for the six months ended June 30, 2021 and 2020, respectively.
On February 25, 2021, a joint venture in which the Company had a 54% interest, commenced the development of 751 Gateway, a speculative laboratory building located in South San Francisco, California, that is expected to be approximately 229,000 net rentable square feet upon completion. 751 Gateway is the first phase of a multi-phase development plan at Gateway Commons. Upon the formation of the joint venture in 2020, the Company had an approximately 55% ownership interest in the joint venture as a result of the partner’s deferred contribution and the partner is obligated to fund all required capital until such time as the Company owns a 50% interest. On June 30, 2021, the Company had a 53% interest in the joint venture. The Company will own a 49% interest in any development project, including 751 Gateway.
On March 30, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC (the “Annapolis Junction Joint Venture”) to the joint venture partner for a gross sales price of $65.9 million. Net cash proceeds to the Company totaled approximately $17.8 million after repayment of the Company's share of debt totaling approximately $15.1 million. The Company recognized a gain on sale of investment totaling approximately $10.3 million, which is included in Income (Loss) from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. In addition to net cash proceeds from the sale, the Company received a distribution of approximately $5.8 million of available cash. Annapolis Junction Buildings Six and Seven are Class A office properties totaling approximately 247,000 net rentable square feet. With the sale of the Company’s ownership interest in the Annapolis Junction Joint Venture, the Company no longer has any assets in Annapolis, Maryland.
On June 11, 2021, a joint venture in which the Company has a 50% interest partially placed in-service 100 Causeway Street, a Class A office project with approximately 632,000 net rentable square feet located in Boston, Massachusetts.

On June 29, 2021, the Company enhanced its investment capacity through the creation of a co-investment program with two partners, which will target an aggregate equity investment of $1.0 billion. The program expects to employ leverage allowing for an initial investment capacity of approximately $2.0 billion. Under the two-year agreement, the Company will provide its partners first offers to form joint ventures with it to invest in acquisition opportunities that meet the program’s target investment criteria. Each investment opportunity is discretionary.
6. Mortgage Notes Payable
On March 26, 2021, the Company used available cash to repay the mortgage loan collateralized by its University Place property located in Cambridge, Massachusetts totaling approximately $0.9 million. The mortgage loan bore interest at a fixed rate of 6.94% per annum and was scheduled to mature on August 1, 2021. There was no prepayment penalty.
7. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of June 30, 2021 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
11 Year Unsecured Senior Notes	3.850%	3.954%	$1,000,000	February 1, 2023
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
Total principal			9,700,000
Less:
Net unamortized discount			17,988
Deferred financing costs, net			47,656
Total			$9,634,356
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
On February 14, 2021, Boston Properties Limited Partnership completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to the stated principal plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was equal to the principal amount being redeemed. The Company recognized a loss from early extinguishment of debt totaling approximately $0.4 million related to unamortized origination costs.
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2021, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
8. Unsecured Credit Facility
On March 16, 2021, Boston Properties Limited Partnership repaid $500.0 million, representing all amounts outstanding on its delayed draw term loan facility under its unsecured revolving credit agreement (the “2017 Credit Facility”). The Company recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to unamortized financing costs.
On June 15, 2021, Boston Properties Limited Partnership amended and restated the 2017 Credit Facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion (the “Revolving Facility”), subject to customary conditions. Among other things, the amendment and restatement (1) extended the maturity date to June 15, 2026, (2) eliminated the $500.0 million delayed draw term loan facility provided under the 2017 Credit Facility, (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, the Company may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions.
The 2021 Credit Facility replaces the 2017 Credit Facility, which was scheduled to expire on April 24, 2022.
At Boston Properties Limited Partnership’s option, loans under the 2021 Credit Facility will bear interest at a rate per annum equal to (1) (a) in the case of loans denominated in Dollars, LIBOR, (b) in the case of loans denominated in Euro, EURIBOR, (c) in the case of loans denominated in Canadian Dollars, CDOR, and (d) in the case of loans denominated in Sterling, SONIA, in each case, plus a margin ranging from 70.0 to 140.0 basis points based on Boston Properties Limited Partnership’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the Administrative Agent’s prime rate, (c) LIBOR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 40 basis points based on Boston Properties Limited Partnership’s credit rating.
The 2021 Credit Facility also features a sustainability-linked pricing component such that if Boston Properties Limited Partnership meets certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The LIBOR replacement provisions in the 2021 Credit Facility permit the use of rates based on the secured overnight financing rate (“SOFR”) administered by the Federal Reserve Bank of New York plus an applicable spread adjustment. In addition, the 2021 Credit Facility contains a competitive bid option for up to 65% of the Revolving Facility that allows banks that are part of the lender consortium to bid to make loan advances to Boston Properties Limited Partnership at a reduced interest rate.
Pursuant to the 2021 Credit Facility, Boston Properties Limited Partnership is obligated to pay (1) in quarterly installments a facility fee on the total commitment under the Revolving Facility at a rate per annum ranging from 0.10% to 0.30% based on Boston Properties Limited Partnership’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit ranging from 0.70% to 1.40% based on Boston Properties Limited Partnership’s credit rating.
Based on Boston Properties Limited Partnership’s current credit rating, (1) the applicable Eurocurrency and LIBOR Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is 0 basis points and (3) the facility fee is 0.15% per annum.
The 2021 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay all outstanding amounts and the cancellation of all commitments outstanding under the 2021 Credit Facility. Among other covenants, the 2021 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At June 30, 2021, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.

At June 30, 2021, Boston Properties Limited Partnership had no amounts outstanding under the 2021 Credit Facility.
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
The Company has letter of credit and performance obligations related to lender and development requirements that total approximately $28.4 million at June 30, 2021.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2021, the maximum funding obligation under the guarantee was approximately $21.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of June 30, 2021, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also provided a financing guaranty as required with respect to the third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, which financing was provided by the Company on June 1, 2020. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property is substantially completed. The financing is collateralized by a pledge of the partner’s equity interest in the joint venture that owns and is developing 7750 Wisconsin Avenue. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of June 30, 2021, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.

In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant is not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. As of June 30, 2021, no amounts related to the contingent aspect of the guarantee are recorded as a liability in the Company’s consolidated financial statements (See Note 3).
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company was required, pursuant to the local zoning ordinance and urban renewal plan, to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property, which is expected to occur during the third quarter of 2022. The zoning ordinance and urban renewal plan were each amended to decouple the residential requirement from the occupancy of the 325 Main Street property. The amendment to the urban renewal plan is subject to final approvals and completion of administrative processes. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that was demolished and is being developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space.
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
Due to the current COVID-19 pandemic, the Company anticipates the possibility of business interruption, loss of lease revenue and/or other associated expenses related to the Company’s operations across its portfolio. Because this is an ongoing situation it is not yet possible to quantify the Company’s losses and expenses, which continue to develop. Because of the complexity of the Company’s insurance policies and limited precedent for claims being made related to pandemics, it is not yet possible to determine if such losses and expenses will be covered by the Company’s insurance policies. Therefore, at this time, the Company has provided notice to the applicable insurers of potential for claims in order to protect the Company’s rights under its policies.
The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, earthquake risk and pandemics, in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes, pandemics or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.
10. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2021, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,038,056 OP Units, 1,489,456 LTIP Units (including 419,423 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012-2018 (i.e., 2012 OPP and 2013-2018 MYLTIP awards)), 219,916 2019 MYLTIP Units, 203,278 2020 MYLTIP Units and 352,021 2021 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the six months ended June 30, 2021, 177,434 OP Units were presented by the holders for redemption (including 122,443 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At June 30, 2021, Boston Properties Limited Partnership had outstanding 219,916 2019 MYLTIP Units, 203,278 2020 MYLTIP Units and 352,021 2021 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2017 MYLTIP Units and, after the February 5, 2021 measurement date, the 2018 MYLTIP Units) and its distributions on the 2018 MYLTIP Units (prior to the February 5, 2021 measurement date) and 2019 - 2021 MYLTIP Units (after the February 2, 2021 issuance date of the 2021 MYLTIP Units) that occurred during the six months ended June 30, 2021:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 30, 2021	July 30, 2021	$0.98	$0.098
March 31, 2021	April 30, 2021	$0.98	$0.098
December 31, 2020	January 28, 2021	$0.98	$0.098
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2016 MYLTIP Units and, after the February 6, 2020 measurement date, the 2017 MYLTIP Units) and its distributions on the 2017 MYLTIP Units (prior to the February 6, 2020 measurement date) and 2018 - 2020 MYLTIP Units (after the February 4, 2020 issuance date of the 2020 MYLTIP Units) that occurred during the six months ended June 30, 2020:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 30, 2020	July 31, 2020	$0.98	$0.098
March 31, 2020	April 30, 2020	$0.98	$0.098
December 31, 2019	January 30, 2020	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of Common Stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 - 2018 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at June 30, 2021 was approximately $2.0 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $114.59 per share on June 30, 2021.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at June 30, 2021 and December 31, 2020, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
11. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of June 30, 2021, Boston Properties, Inc. had 156,135,959 shares of Common Stock outstanding.
As of June 30, 2021, Boston Properties, Inc. owned 1,736,635 general partnership units and 154,399,324 limited partnership units in Boston Properties Limited Partnership.
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
During the six months ended June 30, 2021, Boston Properties, Inc. issued 206,377 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the six months ended June 30, 2021, Boston Properties, Inc. issued 177,434 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2021 and during the six months ended June 30, 2020:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 30, 2021	July 30, 2021	$0.98	$0.98
March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98

June 30, 2020	July 31, 2020	$0.98	$0.98
March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98
Preferred Stock
On March 2, 2021, Boston Properties, Inc. issued a redemption notice for 80,000 shares of its Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding Depositary Shares, each representing 1/100th of a share of Series B Preferred Stock. The redemption price per share of Series B Preferred Stock was equal to $2,500 plus all accrued and unpaid dividend to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, the Company transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and is reflected as a reduction to Net Income Attributable to Boston Properties, Inc. common shareholders and Net Income Attributable to Boston Properties Limited Partnership common unitholders on the Consolidated Income Statement.
On April 1, 2021, Boston Properties, Inc. redeemed 80,000 shares of Series B Preferred Stock (including the corresponding 8,000,000 Depositary Shares), which represented all of the outstanding shares of Series B Preferred Stock and all of the outstanding Depositary Shares. In connection with the redemption of the Series B Preferred Stock, all of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by Boston Properties Limited Partnership.
The following table presents Boston Properties, Inc.’s dividends per share on its Series B Preferred Stock paid or declared during 2021 and during the six months ended June 30, 2020:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125

August 3, 2020	August 17, 2020	$32.8125
May 1, 2020	May 15, 2020	$32.8125
February 4, 2020	February 18, 2020	$32.8125

12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three and six months ended June 30, 2021 and 2020.
Boston Properties, Inc.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$111,703	$266,525	$203,372	$764,232
Add:
Preferred stock redemption charge	—	—	6,412	—
Preferred dividends	—	2,625	2,560	5,250
Noncontrolling interest—common units of the Operating Partnership	12,383	30,197	23,422	87,525
Noncontrolling interests in property partnerships	17,164	(767)	33,631	18,719
Interest expense	106,319	107,142	214,221	208,733
Losses from early extinguishment of debt	—	—	898	—
Net operating income from unconsolidated joint ventures	25,417	27,911	50,212	56,669
Depreciation and amortization expense	183,838	178,188	360,403	349,282
Transaction costs	751	332	1,082	947
Payroll and related costs from management services contracts	2,655	2,484	6,160	5,721
General and administrative expense	38,405	37,743	83,364	74,197
Less:
Net operating income attributable to noncontrolling interests in property partnerships	46,287	32,427	90,663	80,088
Gains (losses) from investments in securities	2,275	4,552	3,934	(893)
Interest and other income (loss)	1,452	1,305	2,620	4,322
Gains on sales of real estate	7,756	203,767	7,756	613,932
Income (loss) from unconsolidated joint ventures	(1,373)	1,832	3,852	1,463
Direct reimbursements of payroll and related costs from management services contracts	2,655	2,484	6,160	5,721
Development and management services revenue	7,284	8,125	14,087	16,004
Company’s share of Net Operating Income	$432,299	$397,888	$856,665	$850,638

Boston Properties Limited Partnership

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$125,846	$301,975	$231,619	$868,308
Add:
Preferred unit redemption charge	—	—	6,412	—
Preferred distributions	—	2,625	2,560	5,250
Noncontrolling interests in property partnerships	17,164	(767)	33,631	18,719
Interest expense	106,319	107,142	214,221	208,733
Losses from early extinguishment of debt	—	—	898	—
Net operating income from unconsolidated joint ventures	25,417	27,911	50,212	56,669
Depreciation and amortization expense	182,078	176,409	355,578	345,694
Transaction costs	751	332	1,082	947
Payroll and related costs from management services contracts	2,655	2,484	6,160	5,721
General and administrative expense	38,405	37,743	83,364	74,197
Less:
Net operating income attributable to noncontrolling interests in property partnerships	46,287	32,427	90,663	80,088
Gains (losses) from investments in securities	2,275	4,552	3,934	(893)
Interest and other income (loss)	1,452	1,305	2,620	4,322
Gains on sales of real estate	7,756	207,241	7,756	626,895
Income (loss) from unconsolidated joint ventures	(1,373)	1,832	3,852	1,463
Direct reimbursements of payroll and related costs from management services contracts	2,655	2,484	6,160	5,721
Development and management services revenue	7,284	8,125	14,087	16,004
Company’s share of Net Operating Income	$432,299	$397,888	$856,665	$850,638
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
Included within the Office property type are commercial office and retail leases, as well as parking revenue.  Upon the adoption of ASC 842, any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. As a result of COVID-19, during the three and six months ended June 30, 2021, the Company wrote off approximately $0.6 million and $1.2 million, respectively, related to accrued rent, net balances and approximately $0.3 million and $0.1 million, respectively, related to accounts receivable, net balances. During the three and six months ended June 30, 2020, the Company wrote off approximately $35.9 million and $37.4 million, respectively, related to accrued rent, net balances and approximately $18.0 million and $18.9 million related to accounts receivable, net balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or for which the Company considered their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, parking and other revenue for the three months ended June 30, 2021 increased by approximately $4.3 million compared to the three months ended June 30, 2020. Parking and other revenue for the six months ended June 30, 2021 decreased by approximately $3.2 million compared to 2020.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 but has operated at a reduced occupancy due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, and the weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations and thus the results of the Company’s Hotel property type.

Information by geographic area and property type (dollars in thousands):
For the three months ended June 30, 2021:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$229,571	$—	$252,182	$126,181	$84,610	$692,544
Residential	3,131	—	—	690	5,942	9,763
Hotel	1,561	—	—	—	—	1,561
Total	234,263	—	252,182	126,871	90,552	703,868
% of Grand Totals	33.28%	—%	35.84%	18.02%	12.86%	100.00%
Rental Expenses:
Office	78,165	—	92,662	40,954	30,994	242,775
Residential	1,435	—	—	1,544	2,949	5,928
Hotel	1,996	—	—	—	—	1,996
Total	81,596	—	92,662	42,498	33,943	250,699
% of Grand Totals	32.55%	—%	36.96%	16.95%	13.54%	100.00%
Net operating income	$152,667	$—	$159,520	$84,373	$56,609	$453,169
% of Grand Totals	33.69%	—%	35.20%	18.62%	12.49%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,576)	—	(35,711)	—	—	(46,287)
Add: Company’s share of net operating income from unconsolidated joint ventures	3,624	12,265	172	3,580	5,776	25,417
Company’s share of net operating income	$145,715	$12,265	$123,981	$87,953	$62,385	$432,299
% of Grand Totals	33.70%	2.84%	28.68%	20.35%	14.43%	100.00%
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

For the six months ended June 30, 2021:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$459,974	$—	$502,346	$256,779	$167,025	$1,386,124
Residential	6,176	—	—	1,011	11,751	18,938
Hotel	2,193	—	—	—	—	2,193
Total	468,343	—	502,346	257,790	178,776	1,407,255
% of Grand Totals	33.28%	—%	35.70%	18.32%	12.70%	100.00%
Rental Expenses:
Office	158,046	—	192,047	81,203	62,741	494,037
Residential	2,890	—	—	3,230	5,935	12,055
Hotel	4,047	—	—	—	—	4,047
Total	164,983	—	192,047	84,433	68,676	510,139
% of Grand Totals	32.34%	—%	37.65%	16.55%	13.46%	100.00%
Net operating income	$303,360	$—	$310,299	$173,357	$110,100	$897,116
% of Grand Totals	33.82%	—%	34.59%	19.32%	12.27%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(20,800)	—	(69,863)	—	—	(90,663)
Add: Company’s share of net operating income from unconsolidated joint ventures	5,905	26,457	(621)	7,060	11,411	50,212
Company’s share of net operating income	$288,465	$26,457	$239,815	$180,417	$121,511	$856,665
% of Grand Totals	33.68%	3.09%	27.99%	21.06%	14.18%	100.00%
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

	Three months ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$111,703	156,107	$0.72
Effect of Dilutive Securities:
Stock Based Compensation	—	412	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$111,703	156,519	$0.71

	Three months ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$266,525	155,386	$1.72
Allocation of undistributed earnings to participating securities	(336)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$266,189	155,386	$1.71
Effect of Dilutive Securities:
Stock Based Compensation	—	21	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$266,189	155,407	$1.71

	Six months ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$203,372	156,016	$1.30
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$203,372	156,016	$1.30
Effect of Dilutive Securities:
Stock Based Compensation	—	291	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$203,372	156,307	$1.30

	Six months ended June 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$764,232	155,199	$4.92
Allocation of undistributed earnings to participating securities	(1,344)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$762,888	155,199	$4.92
Effect of Dilutive Securities:
Stock Based Compensation	—	134	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$762,888	155,333	$4.91

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2018 MYLTIP Units required, and the 2019 - 2021 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,043,000 and 17,273,000 redeemable common units for the three months ended June 30, 2021 and 2020, respectively, and 17,018,000 and 17,405,000 redeemable common units for the six months ended June 30, 2021, and 2020, respectively.

	Three months ended June 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$125,846	173,150	$0.73
Effect of Dilutive Securities:
Stock Based Compensation	—	412	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$125,846	173,562	$0.73

	Three months ended June 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,975	172,659	$1.75
Allocation of undistributed earnings to participating securities	(374)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,601	172,659	$1.75
Effect of Dilutive Securities:
Stock Based Compensation	—	21	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$301,601	172,680	$1.75

	Six months ended June 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$231,619	173,034	$1.34
Effect of Dilutive Securities:
Stock Based Compensation	—	291	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$231,619	173,325	$1.34

	Six months ended June 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$868,308	172,604	$5.03
Allocation of undistributed earnings to participating securities	(1,495)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$866,813	172,604	$5.02
Effect of Dilutive Securities:
Stock Based Compensation	—	134	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$866,813	172,738	$5.02

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
At Boston Properties, Inc.’s 2021 annual meeting of stockholders held on May 20, 2021, its stockholders approved the Boston Properties, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan replaces the 2012 Plan and no further awards will be granted under the 2012 Plan. The material features of the 2021 Plan include, among other things: (i) the maximum number of shares of Common Stock reserved and available for issuance under the 2021 Plan is 5,400,000 shares less one share for every one share that was granted between March 4, 2021 and May 19, 2021 under the 2012 Plan, (ii) shares of Common Stock underlying awards granted under the 2021 Plan or the 2012 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) will be added back to the shares of Common Stock available for issuance under the 2021 Plan and, with respect to “full-value” awards under the 2021 Plan or the 2012 Plan, shares tendered or held back for taxes and shares previously reserved for issuance pursuant to such an award to the extent that such shares are not issued and are no longer issuable pursuant to such an award (e.g., in the event that a full-value award that may be settled in cash or by issuance of shares of Common Stock is settled in cash) will be added back to the shares available for issuance under the 2021 Plan, (iii) the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock units, restricted stock, unrestricted stock, dividend equivalent rights, cash-based awards and other equity-based awards (including LTIP Units) is permitted, (iv) stock options may not be repriced and “underwater” stock options may not be exchanged for another award or cash without stockholder approval; and (v)

the term of the 2021 Plan is for ten years from the date of stockholder approval.
During the six months ended June 30, 2021, Boston Properties, Inc. issued 38,499 shares of restricted common stock and Boston Properties Limited Partnership issued 281,640 LTIP Units and 352,021 2021 MYLTIP Units to employees and non-employee director advisors under the 2012 Plan and the 2021 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2021 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the six months ended June 30, 2021 were valued at approximately $3.6 million ($94.17 per share weighted-average). The LTIP Units granted were valued at approximately $23.8 million (approximately $84.43 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 0.65% and an expected price volatility of 30.0%. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $14.0 million and $10.1 million for the three months ended June 30, 2021 and 2020, respectively, and $33.8 million and $27.3 million for the six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, there was (1) an aggregate of approximately $32.3 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2018 MYLTIP Units and (2) an aggregate of approximately $12.0 million of unrecognized compensation expense related to unvested 2019 - 2021 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.2 years.
15. Subsequent Events
On July 13, 2021, the Company entered into an agreement to sell its 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sale price of $191.5 million. 181,191 and 201 Spring Street are three Class A office properties aggregating approximately 333,000 net rentable square feet and are 100% leased.
On July 20, 2021, the Company agreed to acquire Safeco Plaza in Seattle, Washington for an aggregate cash purchase price of approximately $465.0 million. The Company and its prospective partner have funded a deposit of $51.5 million of which the Company’s share is $26.3 million. Safeco Plaza is an approximately 800,000 square foot Class A office building. The acquisition is subject to customary closing conditions for a transaction of this type, and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all (See Note 3).
On August 2, 2021, the Company acquired Shady Grove Bio+Tech Campus in Rockville, Maryland for an aggregate purchase price of approximately $116.5 million. Shady Grove Bio+Tech Campus is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. The Company intends to reposition three of the buildings, which are currently vacant, to support life sciences uses (See Note 3).

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the risks and uncertainties related to the impact of the COVID-19 global pandemic, including the duration, scope and severity of the pandemic domestically and internationally; federal, state and local government actions or restrictive measures implemented in response to COVID-19, the effectiveness of such measures, as well as the effect of any relaxation of current restrictions, and the direct and indirect impact of such measures on our and our tenants’ businesses, financial condition, results of operations, cash flows, liquidity, performance and demand for office space, and the U.S. and international economy and economic activity generally; the emergence and characteristics of new variants, the speed, effectiveness and distribution of vaccines (including effectiveness against COVID-19 variant strains), whether new or existing actions and measures continue to impact the ability of our residential tenants to generate sufficient income to pay, or make them unwilling to pay rent in a timely manner, in full or at all; the health, continued service and availability of our personnel, including our key personnel and property management teams; and the effectiveness or lack of effectiveness of governmental relief in providing assistance to individuals and large and small businesses, including our tenants, that have suffered significant adverse effects from COVID-19;
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of June 30, 2021) in the United States that develops, owns and manages primarily Class A office properties. Our properties are concentrated in five markets in the United States - Boston, Los Angeles, New York, San Francisco and Washington, DC - with the expected addition of Seattle as a sixth market in the third quarter of 2021. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and to focus on executing long-term leases with financially strong tenants. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.6 years, as of June 30, 2021, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our top 20 office tenants was approximately 11 years as of June 30, 2021.
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
Outlook
Employment growth, economic growth and low interest rates typically create a positive environment for real estate performance, particularly for companies in the office sector. Following a significant drop in U.S. GDP in 2020 due to the COVID-19 pandemic, overall economic conditions began to improve in the first half of 2021 as millions of Americans began receiving COVID-19 vaccines. The second quarter of 2021 marked ongoing economic improvement both year-over-year compared to the second quarter of 2020 and sequentially as compared to the first quarter of 2021. In the second quarter of 2021, GDP growth was 6.5%, an increase as compared to the first quarter of 2021, and the unemployment rate was approximately 5.9%, only 2.4% greater than the pre-pandemic rate in February 2020.
As the economic recovery continues, many companies are evaluating their space requirements based on their current and projected headcounts and employees’ desire for more work-location flexibility. We believe as the number of vaccinations increases and employees return to their offices in greater numbers, our strategically located, high-quality office properties will remain a vital component of the strategies of today’s forward-thinking organizations that prioritize fostering collaboration, innovation, productivity and culture, and we expect tenants will take advantage of the availability of Class A space and upgrade. We believe these factors combined to result in improved leasing activity during the second quarter of 2021, with signed leases having terms consistent with our historical averages.
BXP Priorities
Despite the concerns surrounding the COVID-19 pandemic and the lingering impact on economic conditions in our markets, we remain optimistic for our industry generally and our company in particular, given low interest rates, the demand for workers across sectors, the high quality of our properties, the supply and demand characteristics of our markets and the success of our development efforts.
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
The following is an overview of portfolio activity, leasing activity and capital markets activity in the second quarter of 2021.
Leasing Activity and Occupancy
When compared to periods prior to the pandemic, our second quarter 2021 revenue continued to be adversely affected due to (1) declines in revenue from our retail tenants, parking and our hotel, and (2) a decline in occupancy in our in-service office and retail properties due to a slowdown in new leasing activity for vacant and expiring space. However, in the second quarter of 2021, as vaccination rates in our markets increased and economic conditions began to improve, we began to see meaningful growth in tour and leasing activity across the portfolio and increases in revenue from our retail tenants, parking and our hotel as compared to the second quarter of 2020 and the first quarter of 2021, indicating that these revenue streams are slowly beginning to recover.
Lease revenue from our retail leases was approximately $42.3 million in the second quarter of 2021, a decrease of $3.4 million from the first quarter of 2021. However, lease revenue in the first quarter of 2021 included approximately $4.5 million of lease termination income, compared to termination income of approximately $0.8 million in the second quarter of 2021. Excluding termination income in both quarters, our revenue from retail leases increased approximately $0.3 million from the first quarter of 2021. These amount represents our consolidated lease revenue plus our share of the lease revenue from the unconsolidated joint ventures (calculated based on our ownership percentage) minus our partners’ share of lease revenue from our consolidated joint ventures (calculated based upon the partners’ percentage ownership interests).
Our parking and other revenue was approximately $17.9 million in the second quarter of 2021, an increase of approximately $3.9 million from the second quarter of 2020 and an increase of approximately $3.4 million from the first quarter of 2021. The increase was primarily due to improved transient parking. We do not expect to return to pre-pandemic levels of parking revenue until the COVID-19 pandemic is sufficiently contained and monthly parking permits increase.
Our hotel property, the Boston Marriott Cambridge, is currently operating at diminished occupancy. The hotel generated only approximately $1.6 million in revenue in the second quarter of 2021, an increase of approximately $1.5 million compared to the second quarter of 2020 and an increase of approximately $0.9 million compared to the first quarter of 2021. While this increase marks an improvement, we expect hotel occupancy and REVPAR to remain below pre-pandemic levels until business and leisure travel return to historical levels.
The overall occupancy of our in-service office and retail properties was 88.6% at June 30, 2021, a decrease of 0.1% compared to 88.7% at March 31, 2021.
In the second quarter of 2021, we signed approximately 1.2 million square feet of new leases and renewals with a weighted-average lease term of approximately 7.5 years, indicating that many prospective and existing tenants continue to commit to the long-term use of space and view our properties as their preferred choice for a premium Class A office environment. The volume of leasing in the second quarter of 2021 was more than double the volume achieved in the first quarter of 2021 and only 10% below our long-term second quarter average. We expect leasing volume in 2021 to remain below pre-pandemic levels as many existing and prospective tenants defer decisions on their office space needs as they focus on workforce management strategies, safely returning their employees to an in-person work environment and managing their businesses through the economic recovery.
We anticipate occupancy for the remainder of 2021 will be relatively steady with occupancy for the second quarter of 2021, as our remaining 2021 lease expirations are backfilled by signed leases that have not yet commenced and we are actively pursuing new leases and lease renewals.
Investment Activity
We remain committed to developing and acquiring assets to enhance our long-term growth and to meet tenant demand for high-quality office and lab space. We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing and improving, premier Class A properties in each of our chosen markets.
Since the beginning of the second quarter of 2021, we have entered into agreements to acquire four properties. We believe these investments align with several elements of our growth strategy, including entering new markets or submarkets that exhibit strong demand and limitations on supply, uncovering opportunities that utilize our leasing and redevelopment skills to increase value, broadening our portfolio to meet the current and anticipated future demand of tenants in the life sciences sector and utilizing private equity to increase our returns and enhance our investment capacity. The four recent acquisitions and pending acquisitions include:
•Safeco Plaza, an approximately 800,000 square-foot Class A office building in Seattle, Washington. The property is approximately 90% leased. This potential acquisition marks our initial entry into the Seattle market, one of the most vibrant markets in the U.S. for companies in the technology, life sciences, manufacturing and financial services sectors. We expect to close the acquisition in the third quarter of 2021 for a purchase price of approximately $465 million. We expect to purchase this in a joint venture and to hold up to a 51% ownership in the property.
•360 Park Avenue South, an approximately 450,000 square-foot, 20-story Class A office property located in the Midtown South submarket of Manhattan, New York. The property is fully leased to a single tenant who will be vacating in late 2021, providing us with the opportunity to complete extensive upgrades and transform the property into a premier modern building that will attract Class A clients. We expect to close the acquisition in the fourth quarter of 2021 for a purchase price of approximately $300 million, including the assumption of approximately $202 million of debt and the issuance of approximately $98 million of operating partnership units.
•Shady Grove Bio+Tech Campus, consisting of seven buildings totaling approximately 435,000 square-feet in the Shady Grove area of Rockville, Maryland, a region that is home to more than 400 companies in the biotechnology and life sciences sector. We plan to convert the office buildings on the campus to lab space to meet current and growing demand in the region from biotechnology companies for new, Class A lab space. We expect to begin reconstruction on three of the buildings, which are currently vacant, promptly after closing. On August 2, 2021, we closed on this acquisition for a purchase price of approximately $116.5 million.
•153 & 211 Second Avenue, two lab properties comprising approximately 137,000 square-feet in Waltham, Massachusetts, a highly desirable location for leading and emerging companies in the life sciences and biotechnology sector. We acquired the two lab buildings in June 2021 for a gross purchase price of approximately $100.2 million in cash. The properties were 100% leased as of June 30, 2021.
These strategic value-add acquisitions and pending acquisitions complement our focus on development and redevelopment, which also continues to be a cornerstone of our long-term growth strategy, specifically focused on properties in supply-constrained markets with the strongest economic growth over time. In the second quarter of 2021, we continued the construction of our developments and redevelopment projects in our pipeline, which consists of nine properties that, when completed, we expect will total approximately 4.3 million net rentable square feet. As of June 30, 2021, our share of the estimated total cost for these projects is approximately $2.7 billion, of which approximately $1.2 billion of equity remained to be invested. The total development pipeline, inclusive of both office and lab/life sciences developments, but excluding The Prudential Center Observatory, is 71% pre-leased as of August 3, 2021. The office development projects in our current pipeline, which total approximately 3.3 million square feet, are 87% pre-leased, as of August 2, 2021, to predominately credit-strong tenants with long-lease terms.
In early 2021 we added several new development and redevelopment projects to our development pipeline focused on the specific needs of tenants in the life sciences sector.
Our lab/life sciences developments in our pipeline total 920,000 square feet and include properties in Waltham, Massachusetts and South San Francisco, California, which have been, and continue to be, two of the largest life sciences clusters in the United States, with strong demand from tenants because of the close proximity to universities, research institutions and related businesses and concentrations of labor with specialized skills and knowledge.
We expect all active developments and redevelopments in our pipeline to be delivered on time and budget.

As we continue to focus on new investments to drive future growth, we also continually review our portfolio to identify properties as potential sales candidates because they may either no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. In July 2021, we entered into an agreement to sell 181,191 and 201 Spring Street, a three-building complex aggregating approximately 333,000 square feet in Lexington, Massachusetts, for an aggregate gross sales price of $191.5 million. The three-buildings are 100% leased. We anticipate closing on the sale in the third quarter of 2021. We will continue to evaluate the sale of similar properties.
There can be no assurance that the acquisitions and disposition outlined above will be consummated on the terms currently contemplated or at all.
A brief overview of each of our markets follows.
Boston
The Boston region is home to the largest cluster of life sciences companies in the world, and these companies are growing and increasing demand and rents in the region.
Our Boston central business district (“CBD”) in-service portfolio was approximately 96% leased as of June 30, 2021. During the second quarter of 2021, we executed approximately 194,000 square feet of leases and approximately 420,000 square feet of leases commenced in the Boston region. Approximately 273,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 56% over the prior leases.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was approximately 99% leased as of June 30, 2021. During the second quarter of 2021, we continued our development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to an office tenant for a term of 15 years and we expect to deliver into service in 2022. In early 2021, we received approximately one million square feet of new entitlements at Kendall Center in Cambridge, Massachusetts for potential future development.
Waltham and the area surrounding the Route 128-Mass Turnpike interchange continue to comprise a popular submarket of Boston for leading and emerging companies in the life sciences, biotechnology and technology sectors. In the second quarter of 2021, we continued the redevelopment of 880 Winter Street, an approximately 224,000 square foot office property in Waltham, Massachusetts that will be converted into lab space. We also continued the conversion of 200 West Street in Waltham, Massachusetts, into life sciences/lab space, and we continued the development of 180 CityPoint, an approximately 329,000 square foot lab development in Waltham, Massachusetts, which is expected to be delivered in 2024. To further enable us to meet current and future demand from tenants in the life sciences sector in this region, in the second quarter of 2021, we acquired 153 & 211 Second Avenue in Waltham, Massachusetts, two life sciences lab buildings aggregating approximately 137,000 square feet that are adjacent to our 200 West Street redevelopment. The Second Avenue properties consist primarily of lab space, are 100% leased to a pharmaceutical company and have 120,000 square feet of additional development rights, which may be increased when combined with excess development capacity of our adjacent 200 West Street site. We own or control a significant amount of land in the Boston region that we expect will enable us to aggressively compete for and meet the demand from the emerging and growing tenants in these industries.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused on West LA and includes Colorado Center, a 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of June 30, 2021, our LA in-service properties were approximately 84% leased. In the second quarter of 2021, we signed a 351,000 square-foot, seven-year renewal and expansion lease with a leading entertainment company at Colorado Center and a 140,000 square-foot expansion lease with a technology company at Santa Monica Business Park in Santa Monica, California. We expect our occupancy to increase later this year upon commencement of this 140,000 square foot lease expansion. In total, we executed approximately 491,000 square feet of leases and approximately 204,000 square feet of leases commenced in the Los Angeles region. Approximately 184,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 5% over the prior leases.

New York
As of June 30, 2021, our New York CBD in-service portfolio was approximately 90% leased. During the second quarter of 2021, (1) we signed leases covering approximately 152,000 square feet, including a 25,000 square foot, 11-year expansion with a financial services company at 399 Park Avenue in New York City, and (2) approximately 194,000 square feet of leases commenced. Approximately 71,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 44% over the prior leases. Excluding 33,289 square feet of retail leases that commenced, however, net rental obligations increased approximately 8% over the prior leases.
In the second quarter of 2021, overall leasing activity increased from the first quarter of 2021 as we conducted more physical tours in New York City than we had in the comparable quarter in either 2019 or 2020. We are actively negotiating approximately 400,000 square feet of leases, of which approximately 250,000 square feet is at Dock 72, our joint venture property in Brooklyn, New York. We are also seeing a significant reduction in the amount of sublease space available in New York due to a combination of tenants taking back sublease space and market absorption of sublease space.
San Francisco
In the second quarter of 2021, governmental authorities in San Francisco lifted all remaining travel quarantines, stay-at-home orders and restrictions on the types of businesses that could continue to operate, including offices. California was the last state among our regions to lift these restrictions. As these restrictions were lifted, the pace of new leasing activity began to increase, although activity remains well below pre-pandemic levels due to the lagging impact of these restrictions and the increase in sublease space in the market that occurred during the pandemic.
Our San Francisco CBD in-service properties were approximately 93% leased as of June 30, 2021. During the second quarter of 2021, we executed approximately 120,000 square feet of leases and we commenced approximately 220,000 square feet of leases in the San Francisco region. Of these leases, approximately 194,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 47% over the prior leases. We are actively negotiating leases for over 140,000 square feet in the San Francisco CBD.
Washington, DC
During the second quarter of 2021, we executed approximately 283,000 square feet of leases and we commenced approximately 317,000 square feet of leases in the Washington, DC region, including over 170,000 square feet in Reston, Virginia. Of these leases, approximately 254,000 square feet had been vacant for less than one year and represent a decrease in net rental obligations of approximately 8% over the prior leases.
Our Washington, DC CBD in-service properties were approximately 84% leased, as of June 30, 2021, with modest near-term exposure, and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through the dispositions of assets.
Our Washington, DC suburban properties include our significant presence in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong. Our Washington, DC suburban properties were approximately 86% leased as of June 30, 2021.

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three and six months ended June 30, 2021:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	Total Square Feet	Total Square Feet
Vacant space available at the beginning of the period	5,131,799	4,517,385
Property dispositions/properties taken out of service (1)	—	(104,613)
Properties placed (and partially placed) in-service (2)	2,154	229,430
Leases expiring or terminated during the period	1,410,005	3,198,671
Total space available for lease	6,543,958	7,840,873
1st generation leases	2,154	203,556
2nd generation leases with new tenants	814,522	1,417,019
2nd generation lease renewals	540,464	1,033,480
Total space leased (3)	1,357,140	2,654,055
Vacant space available for lease at the end of the period	5,186,818	5,186,818

Leases executed during the period, in square feet (4)	1,239,218	1,831,033

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,354,986	2,450,499
Weighted Average Lease Term	90 Months	87 Months
Weighted Average Free Rent Period	194 Days	168 Days
Total Transaction Costs Per Square Foot (6)	$74.26	$77.92
Increase (Decrease) in Gross Rents (7)	(0.13)%	3.42%
Increase (Decrease) in Net Rents (8)	(0.28)%	4.89%
 __________________
(1)Total square feet of property dispositions during the six months ended June 30, 2021 consists of 29,595 square feet due to the sale of Annapolis Junction Building Six. Total square feet of properties taken out of service during the six months ended June 30, 2021 consists of 34,290 square feet at 880 Winter Street and 40,728 square feet at 800 Boylston Street - The Prudential Center, both due to redevelopment.
(2)Total square feet of properties placed (and partially placed) in-service during the three months ended June 30, 2021 consists of 2,154 square feet at 100 Causeway Street. Total square feet of properties placed (and partially placed) in-service during the six months ended June 30, 2021 consists of 195,326 square feet of office and 31,950 square feet of retail at One Five Nine East 53rd Street and 2,154 square feet at 100 Causeway Street.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2021.
(4)Represents leases executed during the three and six months ended June 30, 2021 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and six months ended June 30, 2021 is 327,426 and 414,078, respectively. Amounts for the three and six months ended June 30, 2021 exclude lease modifications related to COVID-19 to provide cash rent deferrals and/or abatements.
(5)Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,354,986 and 2,450,499 square feet of second generation leases that commenced during the three and six months ended June 30, 2021, respectively, leases for 1,029,714 and 2,041,549 square feet, respectively, were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 975,749 and 1,711,181 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2021, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis. Excluding retail leases, gross rent increased 14.14% on the new versus expired leases on the 928,977 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended June 30, 2021.
(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 975,749 and 1,711,181 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2021, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis. Excluding retail leases, net rent increased 21.03% on the new versus expired leases on the 928,977 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended June 30, 2021.
Transactions during the three months ended June 30, 2021 included the following:
Acquisitions/pending acquisitions activities
•On April 19, 2021, we entered into an agreement to acquire 11251 Roger Bacon Drive, in Reston, Virginia, for an aggregate purchase price of approximately $5.6 million. The closing is scheduled to occur in the first quarter of 2022. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property is 100% leased to a single tenant with a lease expiration prior to the planned closing. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.
•On June 2, 2021, we acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for an aggregate purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet. The properties are 100% leased.
•On June 7, 2021, we entered into an agreement to acquire Shady Grove Bio+Tech Campus in Rockville, Maryland, for an aggregate purchase price of approximately $116.5 million. The closing is scheduled to occur in the third quarter of 2021. Our refundable deposit of $10.0 million is reflected as Cash and Cash Equivalents in our Consolidated Balance Sheets. Shady Grove Bio+Tech Campus is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. We intend to reposition three of the buildings, which are currently vacant, to support life sciences uses (See Note 15 to the Consolidated Financial Statements).
•On June 25, 2021, we entered into an agreement to acquire 360 Park Avenue South in New York City, New York for an aggregate purchase price of approximately $300.0 million, including (1) the assumption of the mortgage loan collateralized by the property totaling approximately $202.0 million and (2) BPLP’s issuance of approximately $98.0 million of OP Units, with a floor price of $111.00 per OP Unit. The closing is scheduled to occur in the fourth quarter of 2021. Our deposit of $30.0 million is reflected as Cash Held in Escrows in our Consolidated Balance Sheets. 360 Park Avenue South is an approximately 450,000 square foot Class A office building. Upon acquisition, the building will be vacant and we intend to redevelop or reposition the building. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all.
•On June 29, 2021, we entered into an escrow agreement in connection with an option granted to us to purchase Safeco Plaza in Seattle, Washington. Our refundable deposit of $46.5 million is reflected as Cash and Cash Equivalents in our Consolidated Balance Sheets. Safeco Plaza is an approximately 800,000 square foot Class A office building. There can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all (See Note 15 to the Consolidated Financial Statements).
Developments/redevelopments activities
•On April 16, 2021, we removed 3625-3635 Peterson Way from our in-service portfolio following the lease expiration of the last tenant on April 15, 2021. We intend to demolish the building and redevelop the site at a future date. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot Class A office building located in Santa Clara, California.

Unconsolidated joint venture activities
•On June 11, 2021, a joint venture in which we have a 50% interest partially placed in-service 100 Causeway Street, a Class A office project with approximately 632,000 net rentable square feet located in Boston, Massachusetts.
•On June 29, 2021, we enhanced our investment capacity through the creation of a co-investment program with two partners, which will target an aggregate equity investment of $1.0 billion. The program expects to employ leverage allowing for an initial investment capacity of approximately $2.0 billion. Under the two-year agreement, we will provide our partners first offers to form joint ventures with us to invest in acquisition opportunities that meet the program’s target investment criteria. Each investment opportunity is discretionary.
Leases
•On May 19, 2021, we amended the ground lease at Sumner Square in Washington, DC. The amendment extends the ground lease for an additional 15 years. Prior to the amendment, the ground lease was scheduled to expire on August 10, 2066. The ground lease will now expire on August 9, 2081. Sumner Square is an approximately 210,000 net rentable square foot Class A office building.
Equity Transaction
•On April 1, 2021, BXP redeemed 80,000 shares of Series B Preferred Stock (including the corresponding 8,000,000 Depositary Shares), which represented all of the outstanding shares of Series B Preferred Stock and all of the outstanding Depositary Shares. The redemption price for all outstanding shares of Series B Preferred Stock was approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date.
Capital markets activities
•On June 15, 2021, BPLP amended and restated its unsecured revolving credit agreement (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion (the “Revolving Facility”), subject to customary conditions. Among other things, the amendment and restatement (1) extended the maturity date to June 15, 2026, (2) eliminated the $500.0 million delayed draw term loan facility (“Delayed Draw Facility”) provided under the previous credit agreement (the “2017 Credit Facility”), (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions. The 2021 Credit Facility replaced the 2017 Credit Facility, which was scheduled to expire on April 24, 2022.
Transactions completed subsequent to June 30, 2021 included the following:
•On July 13, 2021, we entered into an agreement to sell our 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sale price of $191.5 million. 181,191 and 201 Spring Street are three Class A office properties aggregating approximately 333,000 net rentable square feet and are 100% leased.
•On July 20, 2021, we agreed to acquire Safeco Plaza in Seattle, Washington for an aggregate cash purchase price of approximately $465.0 million. We and our prospective partner have funded a deposit of $51.5 million of which our share of the deposit is $26.3 million. Safeco Plaza is an approximately 800,000 square foot Class A office building. The acquisition is subject to customary closing conditions for a transaction of this type, and there can be no assurance that the acquisition will be consummated on the terms currently contemplated or at all (See Note 3 to the Consolidated Financial Statements).
•On August 2, 2021, we acquired Shady Grove Bio+Tech Campus in Rockville, Maryland for an aggregate purchase price of approximately $116.5 million. Shady Grove Bio+Tech Campus is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. We intend to reposition three of the buildings, which are currently vacant, to support life sciences uses (See Note 3 to the Consolidated Financial Statements).

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
Results of Operations for the Six Months Ended June 30, 2021 and 2020
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $560.9 million and $636.7 million for the six months ended June 30, 2021 compared to 2020, respectively, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the six months ended June 30, 2021 and 2020 (in thousands):

Boston Properties, Inc.

	Six months ended June 30,
	2021	2020	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$203,372	$764,232	$(560,860)	(73.39)%
Preferred stock redemption charge	6,412	—	6,412	100.00%
Preferred dividends	2,560	5,250	(2,690)	(51.24)%
Net Income Attributable to Boston Properties, Inc.	212,344	769,482	(557,138)	(72.40)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	23,422	87,525	(64,103)	(73.24)%
Noncontrolling interests in property partnerships	33,631	18,719	14,912	79.66%
Net Income	269,397	875,726	(606,329)	(69.24)%
Other Expenses:
Add:
Interest expense	214,221	208,733	5,488	2.63%
Losses from early extinguishment of debt	898	—	898	100.00%
Other Income:
Less:
Gains (losses) from investments in securities	3,934	(893)	4,827	540.54%
Interest and other income (loss)	2,620	4,322	(1,702)	(39.38)%
Gains on sales of real estate	7,756	613,932	(606,176)	(98.74)%
Income from unconsolidated joint ventures	3,852	1,463	2,389	163.29%
Other Expenses:
Add:
Depreciation and amortization expense	360,403	349,282	11,121	3.18%
Transaction costs	1,082	947	135	14.26%
Payroll and related costs from management services contracts	6,160	5,721	439	7.67%
General and administrative expense	83,364	74,197	9,167	12.35%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	6,160	5,721	439	7.67%
Development and management services revenue	14,087	16,004	(1,917)	(11.98)%
Net Operating Income	$897,116	$874,057	$23,059	2.64%

Boston Properties Limited Partnership

	Six months ended June 30,
	2021	2020	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$231,619	$868,308	$(636,689)	(73.33)%
Preferred unit redemption charge	6,412	—	6,412	100.00%
Preferred distributions	2,560	5,250	(2,690)	(51.24)%
Net Income Attributable to Boston Properties Limited Partnership	240,591	873,558	(632,967)	(72.46)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	33,631	18,719	14,912	79.66%
Net Income	274,222	892,277	(618,055)	(69.27)%
Other Expenses:
Add:
Interest expense	214,221	208,733	5,488	2.63%
Losses from early extinguishment of debt	898	—	898	100.00%
Other Income:
Less:
Gains (losses) from investments in securities	3,934	(893)	4,827	540.54%
Interest and other income (loss)	2,620	4,322	(1,702)	(39.38)%
Gains on sales of real estate	7,756	626,895	(619,139)	(98.76)%
Income from unconsolidated joint ventures	3,852	1,463	2,389	163.29%
Other Expenses:
Add:
Depreciation and amortization expense	355,578	345,694	9,884	2.86%
Transaction costs	1,082	947	135	14.26%
Payroll and related costs from management services contracts	6,160	5,721	439	7.67%
General and administrative expense	83,364	74,197	9,167	12.35%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	6,160	5,721	439	7.67%
Development and management services revenue	14,087	16,004	(1,917)	(11.98)%
Net Operating Income	$897,116	$874,057	$23,059	2.64%
At June 30, 2021 and 2020, we owned or had joint venture interests in a portfolio of 197 and 195 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is meaningful. Therefore, the comparison of operating results for the three and six months ended June 30, 2021 and 2020 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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
Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 140 properties totaling approximately 39.0 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2020 and owned and in service through June 30, 2021. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2020 or disposed of on or prior to June 30, 2021. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2021 and 2020 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2021	2020	Increase/ (Decrease)	% Change	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,308,237	$1,277,590	$30,647	2.40%	$1,351	$16	$20,189	$6,162	$7,176	$10,018	$4,696	$21,698	$1,341,649	$1,315,484	$26,165	1.99%
Termination Income	9,625	5,648	3,977	70.41%	—	—	—	—	—	—	—	59	9,625	5,707	3,918	68.65%
Lease Revenue	1,317,862	1,283,238	34,624	2.70%	1,351	16	20,189	6,162	7,176	10,018	4,696	21,757	1,351,274	1,321,191	30,083	2.28%
Parking and Other	33,873	37,187	(3,314)	(8.91)%	213	—	9	12	201	—	554	932	34,850	38,131	(3,281)	(8.60)%
Total Rental Revenue (1)	1,351,735	1,320,425	31,310	2.37%	1,564	16	20,198	6,174	7,377	10,018	5,250	22,689	1,386,124	1,359,322	26,802	1.97%
Real Estate Operating Expenses	482,026	478,972	3,054	0.64%	1,130	1	5,814	3,440	3,252	4,176	1,815	8,135	494,037	494,724	(687)	(0.14)%
Net Operating Income, Excluding Residential and Hotel	869,709	841,453	28,256	3.36%	434	15	14,384	2,734	4,125	5,842	3,435	14,554	892,087	864,598	27,489	3.18%
Residential Net Operating Income (Loss) (2)	9,102	11,329	(2,227)	(19.66)%	—	—	(2,219)	—	—	—	—	—	6,883	11,329	(4,446)	(39.24)%
Hotel Net Operating Loss (2)	(1,854)	(1,870)	16	0.86%	—	—	—	—	—	—	—	—	(1,854)	(1,870)	16	0.86%
Net Operating Income	$876,957	$850,912	$26,045	3.06%	$434	$15	$12,165	$2,734	$4,125	$5,842	$3,435	$14,554	$897,116	$874,057	$23,059	2.64%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 59. Residential Net Operating Income for the six months ended June 30, 2021 and 2020 is comprised of Residential Revenue of $18,938 and $19,358 less Residential Expenses of $12,055 and $8,029, respectively. Hotel Net Operating Income for the six months ended June 30, 2021 and 2020 is comprised of Hotel Revenue of $2,193 and $6,924 less Hotel Expenses of $4,047 and $8,794, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $30.6 million for the six months ended June 30, 2021 compared to 2020. The increase was primarily due to approximately $52.1 million of write-offs, which are discussed below. The increase was partially offset by an approximately $35.2 million decrease due to our average occupancy decreasing from 93.9% to 91.4%, which was partially offset by our average revenue per square foot increasing by approximately $0.81, contributing approximately $13.7 million.
Under Accounting Standards Codification (“ASC”) 842, any write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the six months ended June 30, 2021, for our Same Property Portfolio, we wrote off approximately $1.1 million and $0.1 million of accrued rent and accounts receivable balances, respectively. During the six months ended June 30, 2020, for our Same Property Portfolio, we wrote off approximately $35.1 million and $18.2 million of accrued rent and accounts receivable balances, respectively. These write-offs were for tenants, primarily in the retail sector, that either terminated their leases or we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
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
Termination Income
Termination income increased by approximately $4.0 million for the six months ended June 30, 2021 compared to 2020.
Termination income for the six months ended June 30, 2021 related to 19 tenants across the Same Property Portfolio and totaled approximately $9.6 million, which was primarily related to tenants that terminated leases early in New York City and the Boston region.
Termination income for the six months ended June 30, 2020 related to 28 tenants across the Same Property Portfolio and totaled approximately $5.6 million, which was primarily related to tenants that terminated leases early in New York City and the Boston region.
Parking and Other Revenue
Parking and other revenue decreased by approximately $3.3 million for the six months ended June 30, 2021 compared to 2020. Parking revenue decreased by approximately $5.0 million while other revenue increased by approximately $1.7 million. The decrease in parking revenue was primarily due to a decrease in monthly parking. The increase in other revenue was primarily due to insurance proceeds related to damage at one of our properties in the New York region due to a water main break, offset by a decrease in other revenue. Expenses of $2.8 million related to this insurance claim are included within real estate operating expenses.
We expect to see an increase in parking revenue as the return to office work grows. For the six months ended June 30, 2021, monthly parking decreased by approximately $4.6 million, offset by an increase in transient parking of approximately $0.7 million, compared to the six months ended June 30, 2020. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $3.1 million, or 0.6%, for the six months ended June 30, 2021 compared to 2020, due primarily to an increase in utility expense and expenses related to the insurance claim mentioned above, partially offset by a decrease in cleaning expense. The increase in utility expense was experienced across the portfolio and was primarily driven by an increase in physical tenant occupancy, which led to higher demand for electricity and HVAC.

Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2020 and June 30, 2021. Rental revenue and real estate operating expenses increased by approximately $1.5 million and $1.1 million, respectively, for the six months ended June 30, 2021 compared to 2020, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2021	2020	Change	2021	2020	Change
			(dollars in thousands)
777 Harrison Street (1)	June 26, 2020	N/A	$808	$16	$792	$1,059	$1	$1,058
153 & 211 Second Avenue	June 4, 2021	136,882	756	—	756	71	—	71
		136,882	$1,564	$16	$1,548	$1,130	$1	$1,129
_______________
(1)Formerly known as Fourth + Harrison and 425 Fourth Street and includes operating results for 759 Harrison Street, which was fully acquired on December 16, 2020.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2020 and June 30, 2021. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $15.0 million and $5.6 million, respectively, for the six months ended June 30, 2021 compared to 2020, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
Office
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$3,531	$3,624	$(93)	$1,489	$1,322	$167
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	9,976	3,943	6,033	2,927	1,276	1,651
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	6,691	(1,393)	8,084	1,398	842	556
Total Office			707,285	20,198	6,174	14,024	5,814	3,440	2,374

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	1,011	—	1,011	3,230	—	3,230
Total Residential			330,996	1,011	—	1,011	3,230	—	3,230
			1,038,281	$21,209	$6,174	$15,035	$9,044	$3,440	$5,604
_____________
(1)This is the low-rise portion of 601 Lexington Avenue, which was in development for the six months ended June 30, 2020. Rental revenue for the six months ended June 30, 2020 includes an approximately $2.9 million write-off of accrued rent and accounts receivable balances for a terminated tenant.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2020 and June 30, 2021. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $2.6 million and $0.9 million, respectively, for the six months ended June 30, 2021 compared to 2020, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2021	2020	Change	2021	2020	Change
			(dollars in thousands)
325 Main Street (1)	May 9, 2019	115,000	$—	$36	$(36)	$109	$74	$35
200 West Street (2)	September 30, 2019	261,000	3,148	2,593	555	1,236	1,781	(545)
880 Winter Street (3)	February 25, 2021	224,000	2,476	4,313	(1,837)	1,448	1,632	(184)
3625-3635 Peterson Way (4)	April 16, 2021	218,000	1,753	3,076	(1,323)	459	689	(230)
		818,000	$7,377	$10,018	$(2,641)	$3,252	$4,176	$(924)
_______________
(1)Real estate operating expenses for the six months ended June 30, 2021 and 2020 were related to demolition costs.
(2)Conversion of a 126,000 square foot portion of the property to life sciences space from office space.
(3)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
(4)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We intend to demolish the building and redevelop the site at a future date.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2020 and June 30, 2021. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $17.4 million and $6.3 million, respectively, for the six months ended June 30, 2021 compared to 2020, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$—	$1,946	$(1,946)	$—	$881	$(881)
New Dominion Technology Park	February 20, 2020	Office	493,000	—	2,551	(2,551)	—	772	(772)
Capital Gallery (1)	June 25, 2020	Office	631,000	5,250	18,192	(12,942)	1,815	6,482	(4,667)
			1,892,000	$5,250	$22,689	$(17,439)	$1,815	$8,135	$(6,320)
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
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $2.2 million for the six months ended June 30, 2021 compared to 2020.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the six months ended June 30, 2021 and 2020.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)
Average Monthly Rental Rate (1)	$3,315	$4,520	(26.7)%	$2,233	$2,395	(6.8)%	$2,204	$2,331	(5.4)%	$2,544	$2,959	(14.0)%
Average Rental Rate Per Occupied Square Foot	$3.75	$5.02	(25.3)%	$2.45	$2.63	(6.8)%	$2.29	$2.48	(7.7)%	$4.69	$5.44	(13.8)%
Average Physical Occupancy (2)	91.9%	93.4%	(1.6)%	93.2%	90.5%	3.0%	83.6%	81.9%	2.1%	91.0%	94.0%	(3.2)%
Average Economic Occupancy (3)	88.8%	93.0%	(4.5)%	92.2%	89.3%	3.2%	79.4%	76.8%	3.4%	89.5%	93.5%	(4.3)%
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
Hotel Net Operating Loss
The Boston Marriott Cambridge hotel property continues to operate at a loss, however, the net operating loss has decreased approximately $16,000 for the six months ended June 30, 2021 compared to 2020.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 but has operated at a reduced occupancy due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, and the weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until the demand for business and leisure travel returns to historical levels.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2021 and 2020.

	2021	2020	Change (%)
Occupancy	16.5%	29.8%	(44.6)%
Average daily rate	$147.66	$211.29	(30.1)%
REVPAR	$24.36	$62.98	(61.3)%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.9 million for the six months ended June 30, 2021 compared to 2020. Development services revenue decreased by approximately $2.8 million while management services revenue increased by approximately $0.9 million. The decrease in development services revenue was primarily related to a decrease in development fees earned from a third-party owned building in the Washington, DC region. The increase in management services revenue was primarily related to an increase in leasing commissions earned in the Washington, DC region and from an unconsolidated joint venture in the Los Angeles region.

General and Administrative Expense
General and administrative expense increased by approximately $9.2 million for the six months ended June 30, 2021 compared to 2020 primarily due to an increase in compensation expense of approximately $11.1 million, partially offset by an approximately $1.9 million decrease in other general and administrative expenses. The increase in compensation expense was related to (1) an approximately $4.8 million increase in the value of our deferred compensation plan and (2) an approximately $6.3 million increase in other compensation expenses, primarily due to age-based vesting. The decrease in other general and administrative expenses was primarily related to a decrease in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the six months ended June 30, 2021 and 2020 were approximately $6.8 million and $6.2 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.1 million for the six months ended June 30, 2021 compared to 2020 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $11.1 million for the six months ended June 30, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2021	2020	Change
	(in thousands)
Same Property Portfolio (1)	$328,597	$337,703	$(9,106)
Properties Acquired Portfolio	979	—	979
Properties Placed In-Service Portfolio	9,641	2,544	7,097
Properties in Development or Redevelopment Portfolio (2)	20,522	5,750	14,772
Properties Sold Portfolio	664	3,285	(2,621)
	$360,403	$349,282	$11,121
_______________
(1)During the six months ended June 30, 2021, we commenced redevelopment of The Prudential Center Observatory, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the six months ended June 30, 2021, we recorded approximately $2.6 million of accelerated depreciation expense for the demolition of the space, of which approximately $0.8 million related to the step-up of real estate assets.
(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the six months ended June 30, 2021, we recorded approximately $13.7 million of accelerated depreciation expense for the demolition of a portion of the building.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $9.9 million for the six months ended June 30, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2021	2020	Change
	(in thousands)
Same Property Portfolio (1)	$323,772	$334,115	$(10,343)
Properties Acquired Portfolio	979	—	979
Properties Placed In-Service Portfolio	9,641	2,544	7,097
Properties in Development or Redevelopment Portfolio (2)	20,522	5,750	14,772
Properties Sold Portfolio	664	3,285	(2,621)
	$355,578	$345,694	$9,884
_______________
(1)During the six months ended June 30, 2021, we commenced redevelopment of The Prudential Center Observatory, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the six months ended June 30, 2021, we recorded approximately $1.8 million of accelerated depreciation expense for the demolition of the space.
(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the six months ended June 30, 2021, we recorded approximately $13.7 million of accelerated depreciation expense for the demolition of a portion of the building.
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
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the six months ended June 30, 2021 compared to 2020, income from unconsolidated joint ventures increased by approximately $2.4 million primarily due to an approximately $10.3 million gain on sale of investment from the sale of our Annapolis Junction joint venture interest during the six months ended June 30, 2021 (See Note 5 to the Consolidated Financial Statements), partially offset by an approximately (1) $5.8 million gain on sale of real estate from the sale of Annapolis Junction Building Eight and two undeveloped land parcels during the six months ended June 30, 2020 and (2) $3.3 million decrease in net income from our Dock 72 joint venture, primarily related to depreciation and amortization.
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

Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $606.2 million for the six months ended June 30, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$7.8	(1)
				N/A	N/A	$7.8
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$217.7
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	192.3
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.9	203.8
				$859.7	$500.9	$613.8	(2)
___________
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 9 to the Consolidated Financial Statements). The development project was completed during the second quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, upon completion, we recognized a gain of approximately $7.8 million.
(2)Excludes approximately $0.2 million of gains on sales of real estate recognized during the six months ended June 30, 2020 related to gain amounts from sales of real estate occurring in the prior year.
Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $619.1 million for the six months ended June 30, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$7.8	(1)
				N/A	N/A	$7.8
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$222.4
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	197.1
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.9	207.2
				$859.7	$500.9	$626.7	(2)
___________
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 9 to the Consolidated Financial Statements). The development project was completed during the second quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, upon completion, we recognized a gain of approximately $7.8 million.
(2)Excludes approximately $0.2 million of gains on sales of real estate recognized during the six months ended June 30, 2020 related to gain amounts from sales of real estate occurring in the prior year.

Interest and Other Income (Loss)
Interest and other income decreased by approximately $1.7 million for the six months ended June 30, 2021 compared to 2020, due primarily to a decrease of approximately $2.6 million in interest income as a result of lower interest earned on our deposits, partially offset by an approximately $0.9 million decrease in the allowance for current expected credit losses, which results in higher income.
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) and, as a result, we were required to record an allowance for current expected credit losses related to our outstanding (1) related party note receivable, (2) notes receivable and (3) off-balance sheet credit exposures.

Gains (losses) from Investments in Securities
Gains (losses) from investments in securities for the six months ended June 30, 2021 and 2020 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2021 and 2020, we recognized gains (losses) of approximately $3.9 million and $(0.9) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $3.9 million and $(0.9) million during the six months ended June 30, 2021 and 2020, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Losses From Early Extinguishment of Debt
On February 14, 2021, BPLP completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to the stated principal plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was equal to the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million related to unamortized origination costs.
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding on its Delayed Draw Facility under the 2017 Credit Facility. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to unamortized financing costs.

Interest Expense
Interest expense increased by approximately $5.5 million for the six months ended June 30, 2021 compared to 2020, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2021 compared to June 30, 2020
(in thousands)
Increases to interest expense due to:
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	$14,155
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	6,406
Increase in interest due to finance leases that are related to development properties	2,051
Increase in interest due to finance leases for two in-service properties	1,157
Decrease in capitalized interest related to development projects	769
Total increases to interest expense	24,538
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(13,605)
Decrease in interest rates for the 2017 and 2021 Credit Facilities and the repayment of the unsecured term loan on March 16, 2021 (1)	(4,215)
Increase in capitalized interest related to development projects that had finance leases	(769)
Other interest expense (excluding senior notes)	(372)
Decrease in interest related to the repayment of the University Place mortgage loan	(89)
Total decreases to interest expense	(19,050)
Total change in interest expense	$5,488
_______________
(1)On June 15, 2021, BPLP entered into the 2021 Credit Facility, which replaced the 2017 Credit Facility (See Note 8 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2021 and 2020 was approximately $25.0 million and $27.9 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2021, our variable rate debt consisted of BPLP’s $1.5 billion Revolving Facility. The Revolving Facility did not have an outstanding balance as of June 30, 2021. For a summary of our consolidated debt as of June 30, 2021 and June 30, 2020 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $14.9 million for the six months ended June 30, 2021 compared to 2020, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2021	2020	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$5,467	$2,101	$3,366
Times Square Tower (2)	9,920	(3,347)	13,267
601 Lexington Avenue (3)	6,809	7,965	(1,156)
100 Federal Street	6,790	7,309	(519)
Atlantic Wharf Office Building	4,645	4,691	(46)
	$33,631	$18,719	$14,912
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our tenants. In addition, during the six months ended June 30, 2020, we accelerated amortization expense related to a below-market lease that terminated early.
(2)During the six months ended June 30, 2020, we wrote off approximately $26.8 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $12.0 million represents our partners’ share of the write-offs.
(3)The decrease was primarily due to a decrease in lease revenue from our retail tenants and a tenant that terminated its space during the six months ended June 30, 2020, partially offset by the increase in revenue related to placing in-service One Five Nine East 53rd Street. During the six months ended June 30, 2020, we wrote off approximately $2.9 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $1.3 million represents our partners’ share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $64.1 million for the six months ended June 30, 2021 compared to 2020 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended June 30, 2021 and 2020
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $154.8 million and $176.1 million for the three months ended June 30, 2021 compared to 2020, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended June 30, 2021 and 2020. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 59.

Boston Properties, Inc.

	Three months ended June 30,
	2021	2020	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$111,703	$266,525	$(154,822)	(58.09)%
Preferred dividends	—	2,625	(2,625)	(100.00)%
Net Income Attributable to Boston Properties, Inc.	111,703	269,150	(157,447)	(58.50)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	12,383	30,197	(17,814)	(58.99)%
Noncontrolling interests in property partnerships	17,164	(767)	17,931	2,337.81%
Net Income	141,250	298,580	(157,330)	(52.69)%
Other Expenses:
Add:
Interest expense	106,319	107,142	(823)	(0.77)%
Other Income:
Less:
Gains from investments in securities	2,275	4,552	(2,277)	(50.02)%
Interest and other income (loss)	1,452	1,305	147	11.26%
Gains on sales of real estate	7,756	203,767	(196,011)	(96.19)%
Income (loss) from unconsolidated joint ventures	(1,373)	1,832	(3,205)	(174.95)%
Other Expenses:
Add:
Depreciation and amortization expense	183,838	178,188	5,650	3.17%
Transaction costs	751	332	419	126.20%
Payroll and related costs from management services contracts	2,655	2,484	171	6.88%
General and administrative expense	38,405	37,743	662	1.75%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,655	2,484	171	6.88%
Development and management services revenue	7,284	8,125	(841)	(10.35)%
Net Operating Income	$453,169	$402,404	$50,765	12.62%

Boston Properties Limited Partnership

	Three months ended June 30,
	2021	2020	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$125,846	$301,975	$(176,129)	(58.33)%
Preferred distributions	—	2,625	(2,625)	(100.00)%
Net Income Attributable to Boston Properties Limited Partnership	125,846	304,600	(178,754)	(58.68)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	17,164	(767)	17,931	2,337.81%
Net Income	143,010	303,833	(160,823)	(52.93)%
Other Expenses:
Add:
Interest expense	106,319	107,142	(823)	(0.77)%
Other Income:
Less:
Gains from investments in securities	2,275	4,552	(2,277)	(50.02)%
Interest and other income (loss)	1,452	1,305	147	11.26%
Gains on sales of real estate	7,756	207,241	(199,485)	(96.26)%
Income (loss) from unconsolidated joint ventures	(1,373)	1,832	(3,205)	(174.95)%
Other Expenses:
Add:
Depreciation and amortization expense	182,078	176,409	5,669	3.21%
Transaction costs	751	332	419	126.20%
Payroll and related costs from management services contracts	2,655	2,484	171	6.88%
General and administrative expense	38,405	37,743	662	1.75%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	2,655	2,484	171	6.88%
Development and management services revenue	7,284	8,125	(841)	(10.35)%
Net Operating Income	$453,169	$402,404	$50,765	12.62%

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 141 properties totaling approximately 39.3 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2020 and owned and in-service through June 30, 2021. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after April 1, 2020 or disposed of on or prior to June 30, 2021. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2021 and 2020 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2021	2020	Increase/ (Decrease)	% Change	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$656,819	$605,044	$51,775	8.56%	$1,041	$16	$5,849	$(510)	$2,904	$4,932	$2,493	$8,084	$669,106	$617,566	$51,540	8.35%
Termination Income	5,355	3,264	2,091	64.06%	—	—	—	—	—	—	—	45	5,355	3,309	2,046	61.83%
Lease Revenue	662,174	608,308	53,866	8.86%	1,041	16	5,849	(510)	2,904	4,932	2,493	8,129	674,461	620,875	53,586	8.63%
Parking and Other	17,396	13,549	3,847	28.39%	176	—	3	6	201	—	307	233	18,083	13,788	4,295	31.15%
Total Rental Revenue (1)	679,570	621,857	57,713	9.28%	1,217	16	5,852	(504)	3,105	4,932	2,800	8,362	692,544	634,663	57,881	9.12%
Real Estate Operating Expenses	237,923	229,685	8,238	3.59%	679	1	1,441	1,013	1,755	2,046	977	3,077	242,775	235,822	6,953	2.95%
Net Operating Income (Loss), Excluding Residential and Hotel	441,647	392,172	49,475	12.62%	538	15	4,411	(1,517)	1,350	2,886	1,823	5,285	449,769	398,841	50,928	12.77%
Residential Net Operating Income (Loss) (2)	4,689	5,437	(748)	(13.76)%	—	—	(854)	—	—	—	—	—	3,835	5,437	(1,602)	(29.46)%
Hotel Net Operating Loss (2)	(435)	(1,874)	1,439	76.79%	—	—	—	—	—	—	—	—	(435)	(1,874)	1,439	76.79%
Net Operating Income (Loss)	$445,901	$395,735	$50,166	12.68%	$538	$15	$3,557	$(1,517)	$1,350	$2,886	$1,823	$5,285	$453,169	$402,404	$50,765	12.62%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 59. Residential Net Operating Income for the three months ended June 30, 2021 and 2020 is comprised of Residential Revenue of $9,763 and $9,402 less Residential Expenses of $5,928 and $3,965, respectively. Hotel Net Operating Income for the three months ended June 30, 2021 and 2020 is comprised of Hotel Revenue of $1,561 and $99 less Hotel Expenses of $1,996 and $1,973, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $51.8 million for the three months ended June 30, 2021 compared to 2020. Approximately $50.3 million of the increase was related to write-offs, which are discussed below. Excluding the write-offs, the remaining increase was a result of our average revenue per square foot increasing by approximately $2.23, contributing approximately $19.1 million, partially offset by an approximately $17.6 million decrease due to our average occupancy decreasing from 93.7% to 91.2%.
Under ASC 842, any write-off for bad debt, including accrued rent, is recorded as a reduction to lease revenue. As a result, during the three months ended June 30, 2021, for our Same Property Portfolio, we wrote off approximately $0.5 million and $0.3 million of accrued rent and accounts receivable balances, respectively. During the three months ended June 30, 2020, for our Same Property Portfolio, we wrote off approximately $33.7 million and $17.4 million of accrued rent and accounts receivable balances, respectively. These write-offs were for tenants, primarily in the retail sector, that either terminated their leases or we determined that their accrued rent and/or accounts receivable balances were no longer probable of collection.
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
Termination Income
Termination income increased by approximately $2.1 million for the three months ended June 30, 2021 compared to 2020.
Termination income for the three months ended June 30, 2021 related to 13 tenants across the Same Property Portfolio and totaled approximately $5.4 million, which was primarily related to tenants that terminated leases early in New York City.
Termination income for the three months ended June 30, 2020 related to 17 tenants across the Same Property Portfolio and totaled approximately $3.3 million, which was primarily related to tenants that terminated leases early in New York City.
Parking and Other Revenue
Parking and other revenue increased by approximately $3.8 million for the three months ended June 30, 2021 compared to 2020. Parking revenue increased by approximately $4.3 million while other revenue decreased by approximately $0.5 million. The increase in parking revenue was primarily due to an increase in transient parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $8.2 million, or 3.6%, for the three months ended June 30, 2021 compared to 2020, due primarily to increases in utility and other real estate operating expenses of approximately $3.7 million, or 21.2%, and $4.5 million, or 2.1%, respectively. The increase in utility expense was experienced across the portfolio and was primarily driven by an increase in physical tenant occupancy, which led to higher demand for electricity and HVAC.

Properties Acquired Portfolio
The table below lists the properties acquired between April 1, 2020 and June 30, 2021. Rental revenue and real estate operating expenses increased by approximately $1.2 million and $0.7 million, respectively, for the three months ended June 30, 2021 compared to 2020, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2021	2020	Change	2021	2020	Change
			(dollars in thousands)
777 Harrison Street (1)	June 26, 2020	N/A	$461	$16	$445	$608	$1	$607
153 & 211 Second Avenue	June 4, 2021	136,882	756	—	756	71	—	71
		136,882	$1,217	$16	$1,201	$679	$1	$678
_______________
(1)Formerly known as Fourth + Harrison and 425 Fourth Street and includes operating results for 759 Harrison Street, which was fully acquired on December 16, 2020.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between April 1, 2020 and June 30, 2021. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $7.0 million and $2.0 million, respectively, for the three months ended June 30, 2021 compared to 2020, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
Office
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$1,837	$1,775	$62	$762	$734	$28
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	4,015	(2,279)	6,294	679	279	400
Total Office			431,476	5,852	(504)	6,356	1,441	1,013	428

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	690	—	690	1,544	—	1,544
Total Residential			330,996	690	—	690	1,544	—	1,544
			762,472	$6,542	$(504)	$7,046	$2,985	$1,013	$1,972
_______________
(1) This is the low-rise portion of 601 Lexington Avenue, which was in development for the three months ended June 30, 2020. Rental revenue for the three months ended June 30, 2020 includes an approximately $2.9 million write-off of accrued rent and accounts receivable balances for a terminated tenant.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between April 1, 2020 and June 30, 2021. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $1.8 million and $0.3 million, respectively, for the three months ended June 30, 2021 compared to 2020.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2021	2020	Change	2021	2020	Change
			(dollars in thousands)
325 Main Street (1)	May 9, 2019	115,000	$—	$36	$(36)	$92	$(75)	$167
200 West Street (2)	September 30, 2019	261,000	1,647	1,325	322	866	938	(72)
880 Winter Street (3)	February 25, 2021	224,000	1,141	2,033	(892)	690	827	(137)
3625-3635 Peterson Way (4)	April 16, 2021	218,000	317	1,538	(1,221)	107	356	(249)
		818,000	$3,105	$4,932	$(1,827)	$1,755	$2,046	$(291)
_______________
(1)Real estate operating expenses for the three months ended June 30, 2021 are related to demolition costs.
(2)Conversion of a 126,000 square foot portion of the property to life sciences space from office space.
(3)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
(4)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We intend to demolish the building and redevelop the site at a future date.
Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2020 and June 30, 2021. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $5.6 million and $2.1 million, respectively, for the three months ended June 30, 2021 compared to 2020, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
Capital Gallery (1)	June 25, 2020	Office	631,000	$2,800	$8,362	$(5,562)	$977	$3,077	$(2,100)
			631,000	$2,800	$8,362	$(5,562)	$977	$3,077	$(2,100)
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
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $0.7 million for the three months ended June 30, 2021 compared to 2020. Net operating income for the three months ended June 30, 2020 includes approximately $0.7 million of termination income from a retail tenant.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the three months ended June 30, 2021 and 2020.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)
Average Monthly Rental Rate (1)	$3,156	$4,530	(30.3)%	$2,180	$2,371	(8.1)%	$2,143	$2,320	(7.6)%	$2,504	$2,891	(13.4)%
Average Rental Rate Per Occupied Square Foot	$3.51	$5.01	(29.9)%	$2.38	$2.60	(8.5)%	$2.22	$2.45	(9.4)%	$4.60	$5.31	(13.4)%
Average Physical Occupancy (2)	96.1%	91.9%	4.6%	95.0%	89.5%	6.1%	87.2%	81.5%	7.0%	91.7%	92.5%	(0.9)%
Average Economic Occupancy (3)	93.7%	91.7%	2.2%	94.3%	88.4%	6.7%	83.1%	76.7%	8.3%	90.2%	91.9%	(1.8)%
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
Hotel Net Operating Loss
The Boston Marriott Cambridge hotel property continues to operate at a loss, however, the net operating loss has decreased approximately $1.4 million for the three months ended June 30, 2021 compared to 2020.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 but has operated at a reduced occupancy due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, and the weak demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until the demand for business and leisure travel returns to historical levels.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2021 and 2020.

	2021	2020	Change (%)
Occupancy	21.7%	—%	100.0%
Average daily rate	$160.96	$—	100.0%
REVPAR	$34.86	$—	100.0%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $0.8 million for the three months ended June 30, 2021 compared to 2020. Development services revenue decreased by approximately $1.3 million while management services revenue increased by approximately $0.5 million. The decrease in development services revenue was primarily related to a decrease in development fees earned in the Boston region and from a third-party owned building in the Washington, DC region. The increase in management services revenue was primarily related to an increase in leasing commissions earned in the Washington, DC region and from an unconsolidated joint venture in the Los Angeles region.

General and Administrative Expense
General and administrative expense increased by approximately $0.7 million for the three months ended June 30, 2021 compared to 2020 primarily due to an increase in compensation expense of approximately $1.8 million, partially offset by a decrease of approximately $1.1 million in other general and administrative expenses. The increase in compensation expense was related to an approximately $4.1 million increase in other compensation-related expenses, partially offset by a decrease in compensation expense related to an approximately $2.3 million decrease in the value of our deferred compensation plan. The decrease in other general and administrative expenses was primarily related to a decrease in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended June 30, 2021 and 2020 were approximately $3.5 million and $3.4 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.4 million for the three months ended June 30, 2021 compared to 2020 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $5.7 million for the three months ended June 30, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2021	2020	Change
	(in thousands)
Same Property Portfolio	$164,320	$173,666	$(9,346)
Properties Acquired Portfolio	977	—	977
Properties Placed In-Service Portfolio	3,821	577	3,244
Properties in Development or Redevelopment Portfolio (1)	14,390	2,759	11,631
Properties Sold Portfolio	330	1,186	(856)
	$183,838	$178,188	$5,650
_______________
(1)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the three months ended June 30, 2021, we recorded approximately $10.5 million in accelerated depreciation expense for the demolition of a portion of the building.

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $5.7 million for the three months ended June 30, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2021	2020	Change
	(in thousands)
Same Property Portfolio	$162,560	$171,887	$(9,327)
Properties Acquired Portfolio	977	—	977
Properties Placed In-Service Portfolio	3,821	577	3,244
Properties in Development or Redevelopment Portfolio (1)	14,390	2,759	11,631
Properties Sold Portfolio	330	1,186	(856)
	$182,078	$176,409	$5,669
_______________
(1)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the three months ended June 30, 2021, we recorded approximately $10.5 million in accelerated depreciation expense for the demolition of a portion of the building.
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
Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
For the three months ended June 30, 2021 compared to 2020, income (loss) from unconsolidated joint ventures decreased by approximately $3.2 million due to a $5.8 million gain on sale of real estate from the sale of Annapolis Junction Building Eight and two undeveloped land parcels during the three months ended June 30, 2020. This decrease was partially offset by an approximately $1.0 million increase in net income from our Hub on Causeway - Podium joint venture, primarily related to termination income.
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

Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $196.0 million for the three months ended June 30, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$7.8	(1)
				N/A	N/A	$7.8
2020
Capital Gallery	June 25, 2020	Office	455,000	$253.7	$246.9	$203.8
				$253.7	$246.9	$203.8
___________
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 9 to the Consolidated Financial Statements). The development project was completed during the second quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, upon completion, we recognized a gain of approximately $7.8 million.
Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $199.5 million for the three months ended June 30, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$7.8	(1)
				N/A	N/A	$7.8
2020
Capital Gallery	June 25, 2020	Office	455,000	$253.7	$246.9	$207.2
				$253.7	$246.9	$207.2
___________
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 9 to the Consolidated Financial Statements). The development project was completed during the second quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, upon completion, we recognized a gain of approximately $7.8 million.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $0.1 million for the three months ended June 30, 2021 compared to 2020, due to a decrease of approximately $0.9 million in interest income as a result of lower interest earned on our deposits, partially offset by an approximately $0.8 million decrease in the allowance for current expected credit losses, which results in higher income.
On January 1, 2020, we adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) and, as a result, we were required to record an allowance for current expected credit losses related to our outstanding (1) related party note receivable, (2) notes receivable and (3) off-balance sheet credit exposures.
Gains from Investments in Securities
Gains from investments in securities for the three months ended June 30, 2021 and 2020 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2021 and 2020, we recognized gains of approximately $2.3 million and $4.6 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $2.3 million and $4.6 million during the three months ended June 30, 2021 and 2020, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Interest Expense
Interest expense decreased by approximately $0.8 million for the three months ended June 30, 2021 compared to 2020, as detailed below.

Component	Change in interest expense for the three months ended June 30, 2021 compared to June 30, 2020
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	$5,491
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	3,962
Increase in interest due to finance leases for two in-service properties	624
Decrease in capitalized interest related to development projects	424
Increase in interest due to finance leases that are related to development properties	279
Total increases to interest expense	10,780
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(8,943)
Decrease in interest rates for the 2017 and 2021 Credit Facilities and the repayment of the unsecured term loan on March 16, 2021 (1)	(2,016)
Increase in capitalized interest related to development projects that had finance leases	(424)
Other interest expense (excluding senior notes)	(169)
Decrease in interest related to the repayment of University Place mortgage loan	(51)
Total decreases to interest expense	(11,603)
Total change in interest expense	$(823)
_______________
(1) On June 15, 2021, BPLP entered into the 2021 Credit Facility, which replaced the 2017 Credit Facility (See Note 8 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended June 30, 2021 and 2020 was approximately $13.0 million and $13.7 million, respectively. These costs are not included in the interest expense referenced above.

At June 30, 2021, our outstanding variable rate debt consisted of BPLP’s $1.5 billion Revolving Facility. The Revolving Facility did not have an outstanding balance as of June 30, 2021. For a summary of our consolidated debt as of June 30, 2021 and June 30, 2020 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $17.9 million for the three months ended June 30, 2021 compared to 2020, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2021	2020	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$3,171	$441	$2,730
Times Square Tower (2)	5,020	(10,216)	15,236
601 Lexington Avenue	3,057	3,115	(58)
100 Federal Street	3,441	3,648	(207)
Atlantic Wharf Office Building	2,475	2,245	230
	$17,164	$(767)	$17,931
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our tenants. In addition, during the three months ended June 30, 2020, we accelerated amortization expense related to a below-market lease that terminated early.
(2)During the three months ended June 30, 2020, we wrote off approximately $26.8 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $12.0 million represents our partners’ share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $17.8 million for the three months ended June 30, 2021 compared to 2020 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations, including balloon payments on maturing debt;
•fund development and redevelopment costs;
•fund capital expenditures, including major renovations, tenant improvements and leasing costs;
•fund pending and possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests therein; and
•make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
We expect to satisfy these needs using one or more of the following:
•cash flow from operations;
•distribution of cash flows from joint ventures;
•cash and cash equivalent balances;
•borrowings under BPLP’s 2021 Credit Facility, short-term bridge facilities and construction loans;
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

The following table presents information on properties under construction and redevelopment as of June 30, 2021 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 6/30/2021 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	$251,146	$418,400	$—	$—	$167,254	90%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	632,000	217,179	267,300	200,000	137,894	—	95%	(6)
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	Second Quarter, 2022	Bethesda, MD	1	734,000	165,438	198,900	127,500	99,426	5,388	100%
Reston Next	Fourth Quarter, 2023	Reston, VA	2	1,062,000	461,282	715,300	—	—	254,018	85%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	184,957	356,100	—	—	171,143	56%
Total Office Properties under Construction			6	3,328,000	1,280,002	1,956,000	327,500	237,320	597,803	87%

Lab/Life Sciences
200 West Street (Redevelopment)	Fourth Quarter, 2021	Waltham, MA	—	138,000	19,300	47,800	—	—	28,500	100%	(7)
880 Winter Street (Redevelopment)	Second Quarter, 2024	Waltham, MA	1	224,000	2,079	108,000	—	—	105,921	—%
751 Gateway (49% ownership)	Third Quarter, 2024	South San Francisco, CA	1	229,000	22,852	127,600	—	—	104,748	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	27,291	274,700	—	—	247,409	—%
Total Lab/Life Sciences Properties under Construction			3	920,000	71,522	558,100	—	—	486,578	15%

Other
The Prudential Center Observatory (Redevelopment)	N/A	Boston, MA	—	59,000	31,409	182,300	—	—	150,891	N/A
Total Properties under Construction			9	4,307,000	$1,382,933	$2,696,400	$327,500	$237,320	$1,235,272	71%	(8)
___________
(1)Represents our share.
(2)Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through June 30, 2021.
(3)Includes approximately $73.3 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $73.3 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of August 2, 2021, including leases with future commencement dates.
(6)This property was 2% placed in-service as of June 30, 2021.
(7)Represents a portion of the property under redevelopment for conversion to laboratory space.
(8)Percentage leased excludes The Prudential Center Observatory redevelopment at 800 Boylston Street - The Prudential Center.

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
Leasing activity and ancillary revenue from transient parking and our hotel improved during the second quarter of 2021. We signed approximately 1.2 million square feet of leases in the quarter, which represents more than double the leasing volume in the first quarter of 2021 and is approximately 90% of our pre-pandemic average for the second quarter. Our parking and hotel revenue also increased approximately 28% as compared to the first quarter 2021. As the return to in-person work accelerates, we expect these trends to continue to improve over time.
Our primary uses of capital over the next twelve months will be the completion of our current and committed development and redevelopment projects, funding the capital required to close our pending acquisitions, servicing the principal and interest payments on our outstanding indebtedness and satisfying our REIT distribution requirements. During the second quarter of 2021 we amended and restated our 2017 Credit Facility, to among other things, extend the maturity through June 15, 2026. In addition, we fully redeemed 80,000 shares of Series B Preferred Stock at par utilizing $200.0 million of cash.
As of June 30, 2021, we had nine properties under development or redevelopment. Our share of the remaining development and redevelopment costs that we expect to fund through 2024 was approximately $1.2 billion.
During the second quarter of 2021, we enhanced our investment capacity through the creation of a co-investment program with two partners, which will target an aggregate equity investment of $1.0 billion. The program expects to employ leverage allowing for an initial investment capacity of approximately $2.0 billion. Under the two-year agreement, we will provide our partners first offers to form joint ventures with us to invest in acquisition opportunities that meet the program’s target investment criteria. Each investment opportunity is discretionary.
Since the beginning of the second quarter of 2021, we announced the following planned investments:
•We entered into an agreement to acquire SafeCo Plaza, located in Seattle, Washington, for a purchase price of approximately $465 million. We expect to obtain mortgage debt secured by the property and partner with one or more partners investing up to 51% of the equity required. Assuming 50% debt and a 51% ownership by us in the joint venture that owns SafeCo Plaza, our share of equity at closing is estimated to be approximately $118.6 million. The transaction is expected to close in the third quarter of 2021.
•We entered into an agreement to acquire 360 Park Avenue South, located in New York, New York, for a purchase price of approximately $300 million. At closing, we will assume approximately $202 million of mortgage debt and issue approximately $98 million of OP Units, with a floor price of $111 per OP Unit. Other than customary closing costs, no cash is required to close the transaction. We expect to fund future investment in this asset through an approximate 50%/50% joint venture with an equity partner.
•On August 2, 2021, we acquired Shady Grove Bio+Tech Campus, located in Rockville, Maryland, for a purchase price of approximately $116.5 million, funded through available cash and funds from BPLP’s 2021 Credit Facility.
•We entered into an agreement to acquire 11251 Roger Bacon Drive, located in Reston, Virginia, for a purchase price of approximately $5.6 million. The transaction is expected to close in the first quarter of 2022.

In addition, we entered into an agreement to sell our 181, 191 and 201 Spring Street properties, located in Lexington, Massachusetts, for a gross sales price of $191.5 million. The transaction is expected to close in the third quarter of 2021.
There can be no assurance that the acquisitions and disposition outlined above will be consummated on the terms currently contemplated or at all.
We have no debt maturities during the remainder of 2021, other than one loan borrowed by an unconsolidated joint venture of which our share is approximately $87.1 million. We have one loan totaling approximately $622.7 million maturing in 2022 and our unconsolidated joint ventures have two loans maturing in 2022, of which our share is approximately $145.8 million.
Although the current and future impact of COVID-19 on our liquidity and capital resources will depend on a wide range of factors, we believe that our access to capital and our strong liquidity, including the approximately $1.3 billion available under the 2021 Credit Facility and available cash of approximately $236.6 million (of which approximately $102.1 million is attributable to our consolidated joint venture partners), as of August 2, 2021, is sufficient to fund our remaining capital requirements on existing development and redevelopment projects, repay our maturing indebtedness when due, satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
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
From time to time in select cases, whether due to a change in use, structuring issues to comply with applicable REIT regulations or other reasons, we may sell an asset that is held by a taxable REIT subsidiary (“TRS”). Such a sale by a TRS would be subject to federal and local taxes.
Cash Flow Summary
The following summary discussion of our cash flows is based on the Consolidated Statements of Cash Flows and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents and cash held in escrows aggregated approximately $0.6 billion and $2.0 billion at June 30, 2021 and 2020, respectively, representing a decrease of approximately $1.4 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$560,476	$554,272	$6,204
Net cash used in investing activities	(563,611)	(120,522)	(443,089)
Net cash provided by (used in) financing activities	(1,078,914)	866,019	(1,944,933)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, excluding residential units, was approximately 7.6 years as of June 30, 2021, including leases signed by our unconsolidated joint ventures, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain their market position. Cash used in investing activities for the six months ended June 30, 2021 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by proceeds from sale of investment in unconsolidated joint ventures. Cash used in investing activities for the six months ended June 30, 2020 consisted of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale of real estate and capital distribution from unconsolidated joint ventures, as detailed below:

	Six months ended June 30,
	2021	2020
	(in thousands)
Acquisitions of real estate (1)	$(100,176)	$(133,406)
Construction in progress (2)	(235,577)	(247,615)
Building and other capital improvements	(66,033)	(68,386)
Tenant improvements	(161,619)	(118,903)
Proceeds from sales of real estate (3)	—	506,337
Capital contributions to unconsolidated joint ventures (4)	(20,032)	(106,168)
Capital distributions from unconsolidated joint ventures	122	54,413
Proceeds from sale of investment in unconsolidated joint venture (5)	17,789	—
Issuance of note receivable, net (6)	—	(9,800)
Investments in securities, net	1,915	3,006
Net cash used in investing activities	$(563,611)	$(120,522)
Cash used in investing activities changed primarily due to the following:
(1)On June 2, 2021, we acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for a purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet.

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
(2)Construction in progress for the six months ended June 30, 2021 includes ongoing expenditures associated with One Five Nine East 53rd Street, which was completed and fully placed in-service during the six months ended June 30, 2021. In addition, we incurred costs associated with our continued development/redevelopment of 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue, Reston Next, 180 CityPoint, The Prudential Center Observatory and 880 Winter Street.
Construction in progress for the six months ended June 30, 2020 includes ongoing expenditures associated with 17Fifty Presidents Street and 20 CityPoint, which were completed and placed in-service during the six months ended June 30, 2020. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, Reston Next, 2100 Pennsylvania Avenue, 200 West Street, The Skylyne and 325 Main Street.
(3)On June 25, 2020, we completed the sale of a portion of our Capital Gallery property located in Washington, DC for a gross sale price of approximately $253.7 million. Net cash proceeds totaled approximately $246.9 million, resulting in a gain on sale of real estate totaling approximately $203.8 million for BXP and approximately $207.2 million for BPLP. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold is comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property.
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
(4)Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2021 consisted primarily of cash contributions of approximately $11.4 million to our Santa Monica Business Park joint venture.
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2020 consisted primarily of cash contributions of approximately $70.2 million, $23.9 million and $6.5 million to our Platform 16, 3 Hudson Boulevard and Metropolitan Square joint ventures, respectively.
(5)On March 30, 2021, we completed the sale of our 50% ownership interest in Annapolis Junction NFM LLC (the “Annapolis Junction Joint Venture”) to the joint venture partner for a gross sales price of $65.9 million. Net cash proceeds to us totaled approximately $17.8 million after repayment of our share of debt totaling approximately $15.1 million.
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
Cash used in financing activities for the six months ended June 30, 2021 totaled approximately $1.1 billion. This amount consisted primarily of (1) the redemption of BPLP’s $850.0 million in aggregate principal amount of its 4.125% senior notes due 2021, (2) the repayment of the Delayed Draw Facility under the 2017 Credit Facility, (3) redemption of the Series B Preferred Stock, (4) payment of our regular dividends and distributions to our shareholders and unitholders and (5) distributions to noncontrolling interest holders in property partnership. These decreases were partially offset by the proceeds from the issuance by BPLP of $850.0 million in aggregate principal amount of its 2.550% senior unsecured notes due 2032. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	June 30, 2021
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,136	156,136	$17,891,624
Common Operating Partnership Units	17,528	17,528	2,008,534	(2)
Total Equity		173,664	$19,900,158

Consolidated Debt			$12,536,065
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,190,473
Subtract:
Partners’ share of Consolidated Debt (4)			(1,191,879)
BXP’s Share of Debt			$12,534,659

Consolidated Market Capitalization			$32,436,223
BXP’s Share of Market Capitalization			$32,434,817
Consolidated Debt/Consolidated Market Capitalization			38.65%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			38.65%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on June 30, 2021 of $114.59.
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

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on June 30, 2021, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2019 - 2021 MYLTIP Units are not included in this calculation as of June 30, 2021.

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
Debt Financing
As of June 30, 2021, we had approximately $12.5 billion of outstanding consolidated indebtedness, representing approximately 38.65% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.6 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.57% per annum and maturities in 2023 through 2032 and (2) $2.9 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.89% per annum and a weighted-average term of 4.8 years.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at June 30, 2021 and June 30, 2020.

	June 30,
	2021	2020
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,901,709	$2,915,852
Unsecured senior notes, net	9,634,356	9,633,577
Unsecured line of credit	—	—
Unsecured term loan, net	—	499,150
Consolidated Debt	12,536,065	13,048,579
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,190,473	1,067,400
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,191,879)	(1,197,276)
BXP’s Share of Debt	$12,534,659	$12,918,703

	June 30,
	2021	2020
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	96.17%
Variable rate	—%	3.83%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.64%	3.75%
Variable rate	—%	1.24%
Total	3.64%	3.66%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.54%	3.65%
Variable rate	—%	1.15%
Total	3.54%	3.55%
Weighted-average maturity at end of period (in years):
Fixed rate	5.8	6.0
Variable rate	—	1.8
Total	5.8	5.9
_______________
(1)See page 93 for additional information.
(2)See page 92 for additional information.
Unsecured Credit Facility
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding, on the Delayed Draw Facility under the 2017 Credit Facility. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million, related to unamortized financing costs.
On June 15, 2021, BPLP amended and restated the 2017 Credit Facility and entered into the 2021 Credit Facility. The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. Among other things, the amendment and restatement (1) extended the maturity date to June 15, 2026, (2) eliminated the $500.0 million Delayed Draw Facility provided under the 2017 Credit Facility, (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (See Note 8 to the Consolidated Financial Statements).
The 2021 Credit Facility replaces the 2017 Credit Facility, which consisted of a $1.5 billion unsecured revolving line of credit and a $500.0 million Delayed Draw Facility, and was scheduled to expire on April 24, 2022.
As of June 30, 2021, BPLP had no borrowings under its 2021 Credit Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.5 billion. As of August 2, 2021, BPLP had $205 million of borrowings under its 2021 Credit Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.3 billion.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of June 30, 2021, see Note 7 to the Consolidated Financial Statements.
On February 14, 2021, BPLP completed the redemption of $850.0 million in aggregate principal amount of its 4.125% senior notes due May 15, 2021. The redemption price was approximately $858.7 million, which was equal to the stated principal plus approximately $8.7 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was equal to the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $0.4 million, related to unamortized origination costs.
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
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2021, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2021:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(20,731)	$2,279,269	$911,781	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	622,691	(251)	622,440	280,098	(5)	April 10, 2022
Total			$2,922,691	$(20,982)	$2,901,709	$1,191,879
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2021, the maximum funding obligation under the guarantee was approximately $21.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 9 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.

Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 60%. Thirteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At June 30, 2021, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $2.7 billion (of which our proportionate share is approximately $1.2 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2021. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(2,133)	$297,867	$163,827	(2)(3)	July 19, 2025
Market Square North	50%	2.80%	2.96%	125,000	(899)	124,101	62,050	(2)(4)	November 10, 2025
1265 Main Street	50%	3.77%	3.84%	36,909	(292)	36,617	18,309		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(628)	549,372	274,686	(2)	August 9, 2027
Dock 72	50%	3.10%	3.32%	196,412	(1,328)	195,084	97,542	(2)(5)	December 18, 2023
The Hub on Causeway - Podium	50%	2.35%	2.84%	174,329	(175)	174,154	87,077	(2)(6)	September 6, 2021
Hub50House	50%	2.10%	2.39%	176,468	(425)	176,043	88,021	(2)(7)	April 19, 2022
100 Causeway Street	50%	1.61%	1.82%	275,788	(1,836)	273,952	136,976	(2)(8)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50%	1.35%	1.89%	198,853	(2,553)	196,300	98,150	(2)(9)	April 26, 2023
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(113)	104,887	31,466	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	218,951	(625)	218,326	54,581		January 5, 2025
3 Hudson Boulevard	25%	3.60%	3.68%	80,000	(128)	79,872	19,968	(2)(10)	July 13, 2023
Metropolitan Square	20%	5.40%	6.90%	294,073	(4,971)	289,102	57,820	(2)(11)	July 7, 2022
Total				$2,731,783	$(16,106)	$2,715,677	$1,190,473
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

The impact that COVID-19 has had on our business, financial position and results of operations is discussed throughout this report. The full extent of the impact of COVID-19 on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict.
Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$111,703	$266,525
Add:
Preferred dividends	—	2,625
Noncontrolling interest—common units of the Operating Partnership	12,383	30,197
Noncontrolling interests in property partnerships	17,164	(767)
Net income	141,250	298,580
Add:
Depreciation and amortization	183,838	178,188
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,113)	(22,480)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	15,350	21,012
Corporate-related depreciation and amortization	(444)	(486)
Less:
Gain on sale of investment included within income (loss) from unconsolidated joint ventures	—	5,946
Gains on sales of real estate	7,756	203,767
Noncontrolling interests in property partnerships	17,164	(767)
Preferred dividends	—	2,625
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	297,961	263,243
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	29,319	26,335
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$268,642	$236,908
Our percentage share of Funds from Operations—basic	90.16%	90.00%
Weighted average shares outstanding—basic	156,107	155,386

Reconciliation to Diluted Funds from Operations:

	Three months ended June 30,
	2021		2020
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$297,961	173,150	$263,243	172,659
Effect of Dilutive Securities:
Stock based compensation	—	412	—	21
Diluted Funds from Operations	$297,961	173,562	$263,243	172,680
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	29,259	17,043	26,331	17,273
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$268,702	156,519	$236,912	155,407
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.18% and 90.00% for the three months ended June 30, 2021 and 2020, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended June 30, 2021 and 2020:

	Three months ended June 30,
	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$125,846	$301,975
Add:
Preferred distributions	—	2,625
Noncontrolling interests in property partnerships	17,164	(767)
Net income	143,010	303,833
Add:
Depreciation and amortization	182,078	176,409
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,113)	(22,480)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	15,350	21,012
Corporate-related depreciation and amortization	(444)	(486)
Less:
Gain on sale of investment included within (loss) income from unconsolidated joint ventures	—	5,946
Gains on sales of real estate	7,756	207,241
Noncontrolling interests in property partnerships	17,164	(767)
Preferred distributions	—	2,625
Funds from Operations attributable to Boston Properties Limited Partnership common unitholders (1)	$297,961	$263,243
Weighted average shares outstanding—basic	173,150	172,659
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2018 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Three months ended June 30,
	2021		2020
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$297,961	173,150	$263,243	172,659
Effect of Dilutive Securities:
Stock based compensation	—	412	—	21
Diluted Funds from Operations	$297,961	173,562	$263,243	172,680
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
During the three months ended June 30, 2021, we paid approximately $78.9 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended June 30, 2021, we and our unconsolidated joint venture partners incurred approximately $122 million of new tenant-related obligations associated with approximately 1.2 million square feet, which included lease modifications related to COVID-19, of second generation leases, or approximately $98 per square foot. We did not sign any first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and our corresponding estimate of fair value as of June 30, 2021. As of June 30, 2021, all of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate debt obligations with corresponding weighted-average interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2021	2022	2023	2024	2025	2026+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$6,068	$611,132	$(3,494)	$(3,494)	$(3,494)	$2,294,991	$2,901,709	$3,053,824
GAAP Average Interest Rate	4.79%	4.79%	—%	—%	—%	3.64%	3.89%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(5,528)	$(11,131)	$1,489,938	$691,203	$842,473	$6,627,401	$9,634,356	$10,385,016
GAAP Average Interest Rate	—%	—%	3.73%	3.92%	3.35%	3.52%	3.57%
Variable Rate	—	—	—	—	—	—	—	—
Total Debt	$540	$600,001	$1,486,444	$687,709	$838,979	$8,922,392	$12,536,065	$13,438,840

At June 30, 2021, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.54% per annum.
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
We and our unconsolidated joint ventures have contracts that are indexed to LIBOR and we are monitoring and evaluating the related risks. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our unconsolidated joint ventures current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.
Our use of joint ventures and participation in a co-investment program may limit our flexibility with jointly owned investments and other assets we may wish to acquire.
In appropriate circumstances, we intend to acquire and recapitalize or develop, as applicable, properties in joint ventures with other persons or entities. We currently have joint ventures that are and are not consolidated within our financial statements. Our participation in joint ventures subjects us to risks, including but not limited to, the following risks that:
•our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of a property, its operation or, if applicable, the commencement of development activities, and we could become engaged in a dispute with any of our joint venture partners that could lead to the sale of either parties’ ownership interest or the property;
•some of our joint ventures are subject to debt and, depending on credit market conditions, the refinancing of such debt may require equity capital calls;
•our joint venture partners may be structured differently than us for tax purposes and this could create conflicts of interest, including with respect to our compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with REIT requirements;
•our joint venture partners may have competing interests in our markets that could create conflicts of interest;
•our joint venture partners may default on their obligations, which could necessitate that we fulfill their obligation ourselves;
•our joint ventures may be unable to repay any amounts that we may loan to them;
•our joint venture agreements may contain provisions limiting the liquidity of our interest for sale or sale of the entire asset;
•our subsidiaries that would be the general partner or managing member of the joint ventures could be generally liable, under applicable law or the governing agreement of a program venture, for the debts and obligations of the venture, subject to certain exculpation and indemnification rights pursuant to the terms of the governing agreement;
•our joint venture agreements may contain provisions that would allow partners to remove us as the general partner or managing member in certain cases involving cause;
•while we would have discretion to manage joint ventures for which we are the general partner or managing member, our partner(s)’ approval would be required to approve certain matters, and as a result, we may be unable to cause a joint venture to implement certain decisions that we consider beneficial; and
•with respect to our participation in the co-investment program, we could lose opportunities to pursue properties that are within the program’s target investment definition alone or with other partners with whom the terms of the joint venture and/or our returns could be more favorable to us.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2021 – April 30, 2021	—		$—	N/A	N/A
May 1, 2021 – May 31, 2021	554	(1)	$111.67	N/A	N/A
June 1, 2021 – June 30, 2021	686	(2)	$104.77	N/A	N/A
Total	1,240		$107.85	N/A	N/A
___________
(1)Represents shares of restricted common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2) Includes 88 shares of restricted common stock of BXP repurchased in connection with the termination of a certain employee’s employment with BXP and 598 shares of restricted common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock. Under the terms of the applicable restricted stock award agreements, the 88 shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
On April 1, 2021, BXP redeemed 80,000 shares of Series B Preferred Stock (including the corresponding 8,000,000 Depositary Shares), which represented all of the outstanding shares of Series B Preferred Stock and all of the outstanding Depositary Shares. In connection with the redemption of the Series B Preferred Stock, all outstanding shares of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by BPLP.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2021, in connection with issuances of common stock by BXP pursuant to issuances to non-employee directors of restricted common stock under the 2021 Plan, BPLP issued an aggregate of 3,855 common units to BXP in exchange for $38.55, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2021 – April 30, 2021	—		$—	N/A	N/A
May 1, 2021 – May 31, 2021	554	(1)	$111.67	N/A	N/A
June 1, 2021 – June 30, 2021	686	(2)	$104.77	N/A	N/A
Total	1,240		$107.85	N/A	N/A

___________
(1)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Includes 88 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of a certain employee’s employment with BXP and 598 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock. Under the terms of the applicable restricted stock award agreement, such shares were repurchased at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.

ITEM 6—Exhibits.
(a)Exhibits

10.1*	—
Boston Properties, Inc. 2021 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 20, 2021).

10.2	—
Ninth Amended and Restated Credit Agreement, dated as of June 15, 2021, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 16, 2021.)

10.3*	—	Third Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Filed herewith.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)
___________________
* Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

August 6, 2021	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 6, 2021	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)