Form 10-Q
period 2021-09-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2021-11-05
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,206,944
(Registrant)	(Class)	(Outstanding on November 2, 2021)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2021 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of September 30, 2021, BXP owned an approximate 89.9% ownership interest in BPLP. The remaining approximate 10.1% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions. This resulted in a difference between the net real estate of BXP as compared to BPLP of approximately $264.7 million, or 1.5% at September 30, 2021, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of certain properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any future redemptions to be accounted for solely as an equity transaction.
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2021

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2021	December 31, 2020
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,688,647 and $6,592,019 at September 30, 2021 and December 31, 2020, respectively)	$23,711,400	$22,969,110
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2021 and December 31, 2020, respectively)	237,845	237,393
Right of use assets - operating leases	170,085	146,406
Less: accumulated depreciation (amounts related to VIEs of $(1,266,516) and $(1,158,548) at September 30, 2021 and December 31, 2020, respectively)	(5,850,397)	(5,534,102)
Total real estate	18,268,933	17,818,807
Cash and cash equivalents (amounts related to VIEs of $288,186 and $340,642 at September 30, 2021 and December 31, 2020, respectively)	1,002,728	1,668,742
Cash held in escrows	79,193	50,587
Investments in securities	41,517	39,457
Tenant and other receivables, net (amounts related to VIEs of $8,598 and $10,911 at September 30, 2021 and December 31, 2020, respectively)	61,269	77,411
Related party note receivable, net	78,144	77,552
Notes receivable, net	19,297	18,729
Accrued rental income, net (amounts related to VIEs of $352,291 and $336,594 at September 30, 2021 and December 31, 2020, respectively)	1,203,840	1,122,502
Deferred charges, net (amounts related to VIEs of $174,172 and $183,306 at September 30, 2021 and December 31, 2020, respectively)	622,807	640,085
Prepaid expenses and other assets (amounts related to VIEs of $42,051 and $13,137 at September 30, 2021 and December 31, 2020, respectively)	97,560	33,840
Investments in unconsolidated joint ventures	1,373,522	1,310,478
Total assets	$22,848,810	$22,858,190
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,898,699 and $2,907,590 at September 30, 2021 and December 31, 2020, respectively)	$2,898,699	$2,909,081
Unsecured senior notes, net	10,479,651	9,639,287
Unsecured line of credit	—	—
Unsecured term loan, net	—	499,390
Lease liabilities - finance leases (amounts related to VIEs of $20,420 and $20,306 at September 30, 2021 and December 31, 2020, respectively)	243,562	236,492
Lease liabilities - operating leases	204,137	201,713
Accounts payable and accrued expenses (amounts related to VIEs of $36,967 and $23,128 at September 30, 2021 and December 31, 2020, respectively)	331,687	336,264
Dividends and distributions payable	169,739	171,082
Accrued interest payable	87,408	106,288
Other liabilities (amounts related to VIEs of $124,615 and $158,805 at September 30, 2021 and December 31, 2020, respectively)	370,403	412,084
Total liabilities	14,785,286	14,511,681
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 80,989 and 72,966 units outstanding at redemption value at September 30, 2021 and December 31, 2020, respectively	8,775	6,897

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2021	December 31, 2020
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2020	—	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,285,391 and 155,797,725 issued and 156,206,491 and 155,718,825 outstanding at September 30, 2021 and December 31, 2020, respectively	1,562	1,557
Additional paid-in capital	6,415,802	6,356,791
Dividends in excess of earnings	(657,021)	(509,653)
Treasury common stock at cost, 78,900 shares at September 30, 2021 and December 31, 2020	(2,722)	(2,722)
Accumulated other comprehensive loss	(40,803)	(49,890)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,716,818	5,996,083
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	609,830	616,596
Property partnerships	1,728,101	1,726,933
Total equity	8,054,749	8,339,612
Total liabilities and equity	$22,848,810	$22,858,190

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Lease	$692,260	$666,674	$2,062,102	$2,006,904
Parking and other	23,507	16,327	58,727	54,777
Hotel	5,189	90	7,382	7,014
Development and management services	6,094	7,281	20,181	23,285
Direct reimbursements of payroll and related costs from management services contracts	3,006	2,896	9,166	8,617
Total revenue	730,056	693,268	2,157,558	2,100,597
Expenses
Operating
Rental	258,281	258,261	764,373	761,014
Hotel	3,946	3,164	7,993	11,958
General and administrative	34,560	27,862	117,924	102,059
Payroll and related costs from management services contracts	3,006	2,896	9,166	8,617
Transaction costs	1,888	307	2,970	1,254
Depreciation and amortization	179,412	166,456	539,815	515,738
Total expenses	481,093	458,946	1,442,241	1,400,640
Other income (expense)
Loss from unconsolidated joint ventures	(5,597)	(6,873)	(1,745)	(5,410)
Gains (losses) on sales of real estate	348	(209)	8,104	613,723
Interest and other income (loss)	1,520	(45)	4,140	4,277
Gains (losses) from investments in securities	(190)	1,858	3,744	965
Losses from early extinguishment of debt	—	—	(898)	—
Interest expense	(105,794)	(110,993)	(320,015)	(319,726)
Net income	139,250	118,060	408,647	993,786
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,971)	(15,561)	(52,602)	(34,280)
Noncontrolling interest—common units of the Operating Partnership	(11,982)	(10,020)	(35,393)	(97,090)
Net income attributable to Boston Properties, Inc.	108,297	92,479	320,652	862,416
Preferred dividends	—	(2,625)	(2,560)	(7,875)
Preferred stock redemption charge	—	—	(6,412)	—
Net income attributable to Boston Properties, Inc. common shareholders	$108,297	$89,854	$311,680	$854,541
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.69	$0.58	$2.00	$5.49
Weighted average number of common shares outstanding	156,183	155,645	156,062	155,349
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.69	$0.58	$1.99	$5.49
Weighted average number of common and common equivalent shares outstanding	156,598	155,670	156,394	155,447

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$139,250	$118,060	$408,647	$993,786
Other comprehensive income (loss):
Effective portion of interest rate contracts	1,088	1,027	5,482	(9,352)
Amortization of interest rate contracts (1)	1,676	1,677	5,028	5,020
Other comprehensive income (loss)	2,764	2,704	10,510	(4,332)
Comprehensive income	142,014	120,764	419,157	989,454
Net income attributable to noncontrolling interests	(30,953)	(25,581)	(87,995)	(131,370)
Other comprehensive (income) loss attributable to noncontrolling interests	(401)	(405)	(1,423)	45
Comprehensive income attributable to Boston Properties, Inc.	$110,660	$94,778	$329,739	$858,129
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, June 30, 2021	156,136	$1,561	$—	$6,405,916	$(612,247)	$(2,722)	$(43,166)	$615,308	$1,725,343	$8,089,993
Redemption of operating partnership units to common stock	50	1	—	1,747	—	—	—	(1,748)	—	—
Allocated net income for the period	—	—	—	—	108,308	—	—	11,971	18,971	139,250
Dividends/distributions declared	—	—	—	—	(153,082)	—	—	(17,203)	—	(170,285)
Shares issued pursuant to stock purchase plan	4	—	—	520	—	—	—	—	—	520
Net activity from stock option and incentive plan	16	—	—	1,185	—	—	—	7,679	—	8,864
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	11,318	11,318
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(27,675)	(27,675)
Effective portion of interest rate contracts	—	—	—	—	—	—	981	107	—	1,088
Amortization of interest rate contracts	—	—	—	—	—	—	1,382	150	144	1,676
Reallocation of noncontrolling interest	—	—	—	6,434	—	—	—	(6,434)	—	—
Equity, September 30, 2021	156,206	$1,562	$—	$6,415,802	$(657,021)	$(2,722)	$(40,803)	$609,830	$1,728,101	$8,054,749

Equity, June 30, 2020	155,622	$1,556	$200,000	$6,340,665	$(302,511)	$(2,722)	$(54,921)	$640,491	$1,724,588	8,547,146
Redemption of operating partnership units to common stock	9	—	—	338	—	—	—	(338)	—	—
Allocated net income for the period	—	—	—	—	92,934	—	—	9,565	15,561	118,060
Dividends/distributions declared	—	—	—	—	(155,143)	—	—	(17,183)	—	(172,326)
Shares issued pursuant to stock purchase plan	5	—	—	434	—	—	—	—	—	434
Net activity from stock option and incentive plan	—	—	—	1,390	—	—	—	7,249	—	8,639
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	1,407	1,407
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(11,026)	(11,026)
Effective portion of interest rate contracts	—	—	—	—	—	—	917	110	—	1,027
Amortization of interest rate contracts	—	—	—	—	—	—	1,382	151	144	1,677
Reallocation of noncontrolling interest	—	—	—	5,249	—	—	—	(5,249)	—	—
Equity, September 30, 2020	155,636	$1,556	$200,000	$6,348,076	$(364,720)	$(2,722)	$(52,622)	$634,796	$1,730,674	$8,495,038

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2020	155,719	$1,557	$200,000	$6,356,791	$(509,653)	$(2,722)	$(49,890)	$616,596	$1,726,933	$8,339,612
Redemption of operating partnership units to common stock	227	2	—	8,031	—	—	—	(8,033)	—	—
Allocated net income for the period	—	—	—	—	320,652	—	—	35,393	52,602	408,647
Dividends/distributions declared	—	—	—	—	(461,608)	—	—	(51,743)	—	(513,351)
Shares issued pursuant to stock purchase plan	9	—	—	1,004	—	—	—	—	—	1,004
Net activity from stock option and incentive plan	251	3	—	20,893	—	—	—	39,332	—	60,228
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	13,738	13,738
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(65,604)	(65,604)
Effective portion of interest rate contracts	—	—	—	—	—	—	4,943	539	—	5,482
Amortization of interest rate contracts	—	—	—	—	—	—	4,144	452	432	5,028
Reallocation of noncontrolling interest	—	—	—	22,706	—	—	—	(22,706)	—	—
Equity, September 30, 2021	156,206	$1,562	$—	$6,415,802	$(657,021)	$(2,722)	$(40,803)	$609,830	$1,728,101	$8,054,749

Equity, December 31, 2019	154,790	$1,548	$200,000	$6,294,719	$(760,523)	$(2,722)	$(48,335)	$600,860	$1,728,689	$8,014,236
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)	—	(1,679)
Redemption of operating partnership units to common stock	774	8	—	26,674	—	—	—	(26,682)	—	—
Allocated net income for the period	—	—	—	—	862,416	—	—	97,090	34,280	993,786
Dividends/distributions declared	—	—	—	—	(465,108)	—	—	(51,821)	—	(516,929)
Shares issued pursuant to stock purchase plan	7	—	—	759	—	—	—	—	—	759
Net activity from stock option and incentive plan	65	—	—	9,646	—	—	—	32,278	—	41,924
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	7,364	7,364
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(40,091)	(40,091)
Effective portion of interest rate contracts	—	—	—	—	—	—	(8,416)	(936)	—	(9,352)
Amortization of interest rate contracts	—	—	—	—	—	—	4,129	459	432	5,020
Reallocation of noncontrolling interest	—	—	—	16,278	—	—	—	(16,278)	—	—
Equity, September 30, 2020	155,636	$1,556	$200,000	$6,348,076	$(364,720)	$(2,722)	$(52,622)	$634,796	$1,730,674	$8,495,038
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$408,647	$993,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	539,815	515,738
Amortization of right of use assets - operating leases	3,208	1,667
Non-cash compensation expense	43,098	36,152
Loss from unconsolidated joint ventures	1,745	5,410
Distributions of net cash flow from operations of unconsolidated joint ventures	18,462	22,285
Gains from investments in securities	(3,744)	(965)
Allowance for current expected credit losses	(758)	1,997
Non-cash portion of interest expense	17,584	17,397
Settlement of accreted debt discount on redemption of unsecured senior notes	(6,290)	—
Losses from early extinguishments of debt	898	—
Gains on sales of real estate	(8,104)	(613,723)
Change in assets and liabilities:
Tenant and other receivables, net	13,738	18,543
Notes receivable, net	(419)	(395)
Accrued rental income, net	(74,283)	(85,843)
Prepaid expenses and other assets	(61,019)	(60,365)
Lease liabilities - operating leases	(24,023)	1,157
Accounts payable and accrued expenses	26,097	8,273
Accrued interest payable	(18,237)	(1,202)
Other liabilities	(51,938)	(24,868)
Tenant leasing costs	(37,618)	(52,621)
Total adjustments	378,212	(211,363)
Net cash provided by operating activities	786,859	782,423
Cash flows from investing activities:
Acquisitions of real estate	(218,679)	(135,698)
Construction in progress	(381,104)	(358,824)
Building and other capital improvements	(103,840)	(116,894)
Tenant improvements	(218,878)	(172,401)
Proceeds from sales of real estate	—	505,679
Capital contributions to unconsolidated joint ventures	(95,462)	(158,374)
Capital distributions from unconsolidated joint ventures	122	55,123
Issuance of notes receivable, net	—	(9,800)
Proceeds from sale of investment in unconsolidated joint venture	17,789	—
Investments in securities, net	1,684	2,778
Net cash used in investing activities	(998,368)	(388,411)
Cash flows from financing activities:
Repayments of mortgage notes payable	(13,261)	(12,795)
Proceeds from unsecured senior notes	1,695,996	1,248,125
Redemption of unsecured senior notes	(843,710)	—
Borrowings on unsecured line of credit	300,000	265,000
Repayments of unsecured line of credit	(300,000)	(265,000)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2021	2020
Repayment of unsecured term loan	(500,000)	—
Redemption of preferred stock	(200,000)	—
Payments on finance lease obligations	1,250	—
Deferred financing costs	(20,770)	(10,416)
Debt prepayment and extinguishment costs	(185)	—
Net proceeds from equity transactions	20,028	3,276
Dividends and distributions	(513,381)	(516,572)
Contributions from noncontrolling interests in property partnerships	13,738	7,364
Distributions to noncontrolling interests in property partnerships	(65,604)	(40,091)
Net cash provided by (used in) financing activities	(425,899)	678,891
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(637,408)	1,072,903
Cash and cash equivalents and cash held in escrows, beginning of period	1,719,329	691,886
Cash and cash equivalents and cash held in escrows, end of period	$1,081,921	$1,764,789

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,668,742	$644,950
Cash held in escrows, beginning of period	50,587	46,936
Cash and cash equivalents and cash held in escrows, beginning of period	$1,719,329	$691,886

Cash and cash equivalents, end of period	$1,002,728	$1,714,783
Cash held in escrows, end of period	79,193	50,006
Cash and cash equivalents and cash held in escrows, end of period	$1,081,921	$1,764,789

Supplemental disclosures:
Cash paid for interest	$358,015	$335,591
Interest capitalized	$36,632	$41,329

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(159,108)	$(73,584)
Change in real estate included in accounts payable and accrued expenses	$(22,104)	$(30,924)
Right-of-use assets obtained in exchange for lease liabilities	$26,887	$—
Accrued rental income, net deconsolidated	$—	$(4,558)
Tenant leasing costs, net deconsolidated	$—	$(3,462)
Building and other capital improvements, net deconsolidated	$—	$(111,889)
Tenant improvements, net deconsolidated	$—	$(12,331)
Investment in unconsolidated joint venture recorded upon deconsolidation	$—	$347,898
Dividends and distributions declared but not paid	$169,739	$171,070
Conversions of noncontrolling interests to stockholders’ equity	$8,033	$26,682
Issuance of restricted securities to employees and non-employee directors	$44,257	$43,244

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2021	December 31, 2020
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,688,647 and $6,592,019 at September 30, 2021 and December 31, 2020, respectively)	$23,335,905	$22,592,301
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2021 and December 31, 2020, respectively)	237,845	237,393
Right of use assets - operating leases	170,085	146,406
Less: accumulated depreciation (amounts related to VIEs of $(1,266,516) and $(1,158,548) at September 30, 2021 and December 31, 2020, respectively)	(5,739,625)	(5,428,576)
Total real estate	18,004,210	17,547,524
Cash and cash equivalents (amounts related to VIEs of $288,186 and $340,642 at September 30, 2021 and December 31, 2020, respectively)	1,002,728	1,668,742
Cash held in escrows	79,193	50,587
Investments in securities	41,517	39,457
Tenant and other receivables, net (amounts related to VIEs of $8,598 and $10,911 at September 30, 2021 and December 31, 2020, respectively)	61,269	77,411
Related party note receivable, net	78,144	77,552
Notes receivable, net	19,297	18,729
Accrued rental income, net (amounts related to VIEs of $352,291 and $336,594 at September 30, 2021 and December 31, 2020, respectively)	1,203,840	1,122,502
Deferred charges, net (amounts related to VIEs of $174,172 and $183,306 at September 30, 2021 and December 31, 2020, respectively)	622,807	640,085
Prepaid expenses and other assets (amounts related to VIEs of $42,051 and $13,137 at September 30, 2021 and December 31, 2020, respectively)	97,560	33,840
Investments in unconsolidated joint ventures	1,373,522	1,310,478
Total assets	$22,584,087	$22,586,907
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $2,898,699 and $2,907,590 at September 30, 2021 and December 31, 2020, respectively)	$2,898,699	$2,909,081
Unsecured senior notes, net	10,479,651	9,639,287
Unsecured line of credit	—	—
Unsecured term loan, net	—	499,390
Lease liabilities - finance leases (amounts related to VIEs of $20,420 and $20,306 at September 30, 2021 and December 31, 2020, respectively)	243,562	236,492
Lease liabilities - operating leases	204,137	201,713
Accounts payable and accrued expenses (amounts related to VIEs of $36,967 and $23,128 at September 30, 2021 and December 31, 2020, respectively)	331,687	336,264
Dividends and distributions payable	169,739	171,082
Accrued interest payable	87,408	106,288
Other liabilities (amounts related to VIEs of $124,615 and $158,805 at September 30, 2021 and December 31, 2020, respectively)	370,403	412,084
Total liabilities	14,785,286	14,511,681
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 80,989 and 72,966 units outstanding at redemption value at September 30, 2021 and December 31, 2020, respectively	8,775	6,897

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2021	December 31, 2020
Noncontrolling interests:
Redeemable partnership units— 15,989,304 and 16,037,121 common units and 1,487,492 and 1,336,115 long term incentive units outstanding at redemption value at September 30, 2021 and December 31, 2020, respectively	1,893,611	1,643,024
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2020	—	193,623
Boston Properties Limited Partnership partners’ capital— 1,736,833 and 1,730,921 general partner units and 154,469,658 and 153,987,904 limited partner units outstanding at September 30, 2021 and December 31, 2020, respectively	4,209,117	4,554,639
Accumulated other comprehensive loss	(40,803)	(49,890)
Total partners’ capital	4,168,314	4,698,372
Noncontrolling interests in property partnerships	1,728,101	1,726,933
Total capital	5,896,415	6,425,305
Total liabilities and capital	$22,584,087	$22,586,907

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Lease	$692,260	$666,674	$2,062,102	$2,006,904
Parking and other	23,507	16,327	58,727	54,777
Hotel	5,189	90	7,382	7,014
Development and management services	6,094	7,281	20,181	23,285
Direct reimbursements of payroll and related costs from management services contracts	3,006	2,896	9,166	8,617
Total revenue	730,056	693,268	2,157,558	2,100,597
Expenses
Operating
Rental	258,281	258,261	764,373	761,014
Hotel	3,946	3,164	7,993	11,958
General and administrative	34,560	27,862	117,924	102,059
Payroll and related costs from management services contracts	3,006	2,896	9,166	8,617
Transaction costs	1,888	307	2,970	1,254
Depreciation and amortization	177,677	164,706	533,255	510,400
Total expenses	479,358	457,196	1,435,681	1,395,302
Other income (expense)
Loss from unconsolidated joint ventures	(5,597)	(6,873)	(1,745)	(5,410)
Gains (losses) on sales of real estate	348	(209)	8,104	626,686
Interest and other income (loss)	1,520	(45)	4,140	4,277
Gains (losses) from investments in securities	(190)	1,858	3,744	965
Losses from early extinguishment of debt	—	—	(898)	—
Interest expense	(105,794)	(110,993)	(320,015)	(319,726)
Net income	140,985	119,810	415,207	1,012,087
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,971)	(15,561)	(52,602)	(34,280)
Net income attributable to Boston Properties Limited Partnership	122,014	104,249	362,605	977,807
Preferred distributions	—	(2,625)	(2,560)	(7,875)
Preferred unit redemption charge	—	—	(6,412)	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,014	$101,624	$353,633	$969,932
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.70	$0.59	$2.04	$5.61
Weighted average number of common units outstanding	173,194	172,677	173,078	172,628
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.70	$0.59	$2.04	$5.61
Weighted average number of common and common equivalent units outstanding	173,609	172,702	173,410	172,726

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income	$140,985	$119,810	$415,207	$1,012,087
Other comprehensive income (loss):
Effective portion of interest rate contracts	1,088	1,027	5,482	(9,352)
Amortization of interest rate contracts (1)	1,676	1,677	5,028	5,020
Other comprehensive income (loss)	2,764	2,704	10,510	(4,332)
Comprehensive income	143,749	122,514	425,717	1,007,755
Comprehensive income attributable to noncontrolling interests	(19,115)	(15,705)	(53,034)	(34,712)
Comprehensive income attributable to Boston Properties Limited Partnership	$124,634	$106,809	$372,683	$973,043
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, June 30, 2021	1,737	154,399	$4,132,880	$—	$(43,166)	$1,725,343	$5,815,057	$2,008,478
Net activity from contributions and unearned compensation	—	21	1,705	—	—	—	1,705	7,679
Allocated net income for the period	—	—	110,043	—	—	18,971	129,014	11,971
Distributions	—	—	(153,082)	—	—	—	(153,082)	(17,203)
Conversion of redeemable partnership units	—	50	1,748	—	—	—	1,748	(1,748)
Adjustment to reflect redeemable partnership units at redemption value	—	—	115,823	—	—	—	115,823	(115,823)
Effective portion of interest rate contracts	—	—	—	—	981	—	981	107
Amortization of interest rate contracts	—	—	—	—	1,382	144	1,526	150
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	11,318	11,318	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(27,675)	(27,675)	—
Equity, September 30, 2021	1,737	154,470	$4,209,117	$—	$(40,803)	$1,728,101	$5,896,415	$1,893,611

Equity, June 30, 2020	1,731	153,891	$4,828,066	$193,623	$(54,921)	$1,724,588	$6,691,356	$1,581,010
Net activity from contributions and unearned compensation	—	5	1,824	—	—	—	1,824	7,249
Allocated net income (loss) for the period	—	—	92,059	2,625	—	15,561	110,245	9,565
Distributions	—	—	(152,518)	(2,625)	—	—	(155,143)	(17,183)
Conversion of redeemable partnership units	—	9	338	—	—	—	338	(338)
Adjustment to reflect redeemable partnership units at redemption value	—	—	174,080	—	—	—	174,080	(174,080)
Effective portion of interest rate contracts	—	—	—	—	917	—	917	110
Amortization of interest rate contracts	—	—	—	—	1,382	144	1,526	151
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	1,407	1,407	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(11,026)	(11,026)	—
Equity, September 30, 2020	1,731	153,905	$4,943,849	$193,623	$(52,622)	$1,730,674	$6,815,524	$1,406,484

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2020	1,731	153,988	$4,554,639	$193,623	$(49,890)	$1,726,933	$6,425,305	$1,643,024
Net activity from contributions and unearned compensation	4	255	21,900	—	—	—	21,900	39,332
Allocated net income for the period	—	—	324,652	2,560	—	52,602	379,814	35,393
Distributions	—	—	(459,048)	(2,560)	—	—	(461,608)	(51,743)
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	2	227	8,033	—	—	—	8,033	(8,033)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(234,647)	—	—	—	(234,647)	234,647
Effective portion of interest rate contracts	—	—	—	—	4,943	—	4,943	539
Amortization of interest rate contracts	—	—	—	—	4,144	432	4,576	452
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	13,738	13,738	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(65,604)	(65,604)	—
Equity, September 30, 2021	1,737	154,470	$4,209,117	$—	$(40,803)	$1,728,101	$5,896,415	$1,893,611

Equity, December 31, 2019	1,727	153,063	$3,380,175	$193,623	$(48,335)	$1,728,689	$5,254,152	$2,468,753
Cumulative effect of a change in accounting principle	—	—	(1,505)	—	—	—	(1,505)	(174)
Net activity from contributions and unearned compensation	1	73	10,405	—	—	—	10,405	32,278
Allocated net income for the period	—	—	872,842	7,875	—	34,280	914,997	97,090
Distributions	—	—	(457,233)	(7,875)	—	—	(465,108)	(51,821)
Conversion of redeemable partnership units	3	769	26,682	—	—	—	26,682	(26,682)
Adjustment to reflect redeemable partnership units at redemption value	—	—	1,112,483	—	—	—	1,112,483	(1,112,483)
Effective portion of interest rate contracts	—	—	—	—	(8,416)	—	(8,416)	(936)
Amortization of interest rate contracts	—	—	—	—	4,129	432	4,561	459
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	7,364	7,364	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(40,091)	(40,091)	—
Equity, September 30, 2020	1,731	153,905	$4,943,849	$193,623	$(52,622)	$1,730,674	$6,815,524	$1,406,484

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$415,207	$1,012,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	533,255	510,400
Amortization of right of use assets - operating leases	3,208	1,667
Non-cash compensation expense	43,098	36,152
Loss from unconsolidated joint ventures	1,745	5,410
Distributions of net cash flow from operations of unconsolidated joint ventures	18,462	22,285
Gains from investments in securities	(3,744)	(965)
Allowance for current expected credit losses	(758)	1,997
Non-cash portion of interest expense	17,584	17,397
Settlement of accreted debt discount on redemption of unsecured senior notes	(6,290)	—
Losses from early extinguishments of debt	898	—
Gains on sales of real estate	(8,104)	(626,686)
Change in assets and liabilities:
Tenant and other receivables, net	13,738	18,543
Notes receivable, net	(419)	(395)
Accrued rental income, net	(74,283)	(85,843)
Prepaid expenses and other assets	(61,019)	(60,365)
Lease liabilities - operating leases	(24,023)	1,157
Accounts payable and accrued expenses	26,097	8,273
Accrued interest payable	(18,237)	(1,202)
Other liabilities	(51,938)	(24,868)
Tenant leasing costs	(37,618)	(52,621)
Total adjustments	371,652	(229,664)
Net cash provided by operating activities	786,859	782,423
Cash flows from investing activities:
Acquisitions of real estate	(218,679)	(135,698)
Construction in progress	(381,104)	(358,824)
Building and other capital improvements	(103,840)	(116,894)
Tenant improvements	(218,878)	(172,401)
Proceeds from sales of real estate	—	505,679
Capital contributions to unconsolidated joint ventures	(95,462)	(158,374)
Capital distributions from unconsolidated joint ventures	122	55,123
Proceeds from sale of investment in unconsolidated joint venture	17,789	—
Issuance of notes receivable, net	—	(9,800)
Investments in securities, net	1,684	2,778
Net cash used in investing activities	(998,368)	(388,411)
Cash flows from financing activities:
Repayments of mortgage notes payable	(13,261)	(12,795)
Proceeds from unsecured senior notes	1,695,996	1,248,125
Redemption of unsecured senior notes	(843,710)	—
Borrowings on unsecured line of credit	300,000	265,000
Repayments of unsecured line of credit	(300,000)	(265,000)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2021	2020
Repayment of unsecured term loan	(500,000)	—
Redemption of preferred units	(200,000)	—
Payments on finance lease obligations	1,250	—
Deferred financing costs	(20,770)	(10,416)
Debt prepayment and extinguishment costs	(185)	—
Net proceeds from equity transactions	20,028	3,276
Distributions	(513,381)	(516,572)
Contributions from noncontrolling interests in property partnerships	13,738	7,364
Distributions to noncontrolling interests in property partnerships	(65,604)	(40,091)
Net cash provided by (used in) financing activities	(425,899)	678,891
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(637,408)	1,072,903
Cash and cash equivalents and cash held in escrows, beginning of period	1,719,329	691,886
Cash and cash equivalents and cash held in escrows, end of period	$1,081,921	$1,764,789

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,668,742	$644,950
Cash held in escrows, beginning of period	50,587	46,936
Cash and cash equivalents and cash held in escrows, beginning of period	$1,719,329	$691,886

Cash and cash equivalents, end of period	$1,002,728	$1,714,783
Cash held in escrows, end of period	79,193	50,006
Cash and cash equivalents and cash held in escrows, end of period	$1,081,921	$1,764,789

Supplemental disclosures:
Cash paid for interest	$358,015	$335,591
Interest capitalized	$36,632	$41,329

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(157,794)	$(73,584)
Change in real estate included in accounts payable and accrued expenses	$(22,104)	$(30,924)
Right-of-use assets obtained in exchange for lease liabilities	$26,887	$—
Accrued rental income, net deconsolidated	$—	$(4,558)
Tenant leasing costs, net deconsolidated	$—	$(3,462)
Building and other capital improvements, net deconsolidated	$—	$(111,889)
Tenant improvements, net deconsolidated	$—	$(12,331)
Investment in unconsolidated joint venture recorded upon deconsolidation	$—	$347,898
Distributions declared but not paid	$169,739	$171,070
Conversions of redeemable partnership units to partners’ capital	$8,033	$26,682
Issuance of restricted securities to employees and non-employee directors	$44,257	$43,244

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at September 30, 2021 owned an approximate 89.9% (90.0% at December 31, 2020) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:
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

Properties
At September 30, 2021, the Company owned or had joint venture interests in a portfolio of 202 commercial real estate properties (the “Properties”) aggregating approximately 52.5 million net rentable square feet of primarily Class A office properties, including nine properties under construction/redevelopment totaling approximately 4.3 million net rentable square feet. At September 30, 2021, the Properties consisted of:
•183 office properties (including nine properties under construction/redevelopment);
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
Consolidated Variable Interest Entities
As of September 30, 2021, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.

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
(2)As of September 30, 2021, there were no amounts outstanding under the unsecured line of credit.
Because the Company’s valuations of its financial instruments are based on the above Levels and involve the use of estimates, the actual fair values of its financial instruments may differ materially from those estimates.
The following table identifies the range and weighted average of significant unobservable inputs for the Company’s Level 3 fair value measured instruments.

Financial Instrument	Level	Range	Weighted Average
Related party note receivable	Level 3	3.58%	3.58%
Notes receivable	Level 3	3.54% - 8.00%	5.78%
Mortgage notes payable	Level 3	2.50% - 4.75%	2.96%
The Company’s estimated fair values for these instruments as of the end of the applicable reporting period are not projections of, nor necessarily indicative of, estimated or actual fair values in future reporting periods.
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,144	$83,354	$77,552	$84,579
Notes receivable, net	19,297	19,885	18,729	19,372
Total	$97,441	$103,239	$96,281	$103,951

Mortgage notes payable, net	$2,898,699	$3,032,122	$2,909,081	$3,144,150
Unsecured senior notes, net	10,479,651	11,157,602	9,639,287	10,620,527
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	—	—	499,390	500,326
Total	$13,378,350	$14,189,724	$13,047,758	$14,265,003
3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Land	$5,065,704	$5,069,206
Right of use assets - finance leases	237,845	237,393
Right of use assets - operating leases (1)	170,085	146,406
Land held for future development (2)	568,034	450,954
Buildings and improvements	14,118,587	13,777,691
Tenant improvements	2,853,531	2,752,880
Furniture, fixtures and equipment	51,013	49,606
Construction in progress	1,054,531	868,773
Total	24,119,330	23,352,909
Less: Accumulated depreciation	(5,850,397)	(5,534,102)
	$18,268,933	$17,818,807
_______________
(1)See Note 4.
(2)Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Land	$4,968,851	$4,971,990
Right of use assets - finance leases	237,845	237,393
Right of use assets - operating leases (1)	170,085	146,406
Land held for future development (2)	568,034	450,954
Buildings and improvements	13,839,945	13,498,098
Tenant improvements	2,853,531	2,752,880
Furniture, fixtures and equipment	51,013	49,606
Construction in progress	1,054,531	868,773
Total	23,743,835	22,976,100
Less: Accumulated depreciation	(5,739,625)	(5,428,576)
	$18,004,210	$17,547,524
_______________
(1)See Note 4.
(2)Includes pre-development costs.

Acquisitions
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
153 & 211 Second Avenue contributed approximately $3.1 million of revenue and approximately ($1.2) million of earnings to the Company for the period from June 2, 2021 through September 30, 2021.
On August 2, 2021, the Company acquired Shady Grove Bio+Tech Campus in Rockville, Maryland, for a purchase price, including transaction costs, of approximately $118.5 million in cash. Shady Grove Bio+Tech Campus is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. The Company intends to reposition three of the buildings, which are currently vacant, to support lab or life sciences uses. As a result, the three vacant buildings are not part of the Company’s in-service portfolio. The Company anticipates that it will redevelop or convert the remaining four buildings to lab or life sciences-related uses as each becomes vacant. The following table summarizes the allocation of the purchase price, including transaction costs, of Shady Grove Bio+Tech Campus at the date of acquisition (in thousands):

Land	$52,030
Building and improvements	63,060
Tenant improvements	1,152
In-place lease intangibles	2,523
Above-market lease intangibles	142
Below-market lease intangibles	(403)
Net assets acquired	$118,504
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles and the acquired above/below-market lease intangibles for Shady Grove Bio+Tech Campus from August 2, 2021 through the last lease expiration (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
Period from August 2, 2021 through December 31, 2021	$838	$31	$102
2022	1,478	74	236
2023	151	25	39
2024	56	12	26
Shady Grove Bio+Tech Campus contributed approximately $0.5 million of revenue and approximately $(0.6) million of earnings to the Company for the period from August 2, 2021 through September 30, 2021.
Pending Acquisitions
On April 19, 2021, the Company entered into an agreement to acquire 11251 Roger Bacon Drive, in Reston, Virginia, for an aggregate purchase price of approximately $5.6 million. The closing is scheduled to occur in the first quarter of 2022. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property is 100% leased to a single tenant with a lease that expires concurrently with the planned closing. There can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
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
On February 25, 2021, the Company commenced the redevelopment of View Boston Observatory at The Prudential Center, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts.
On April 16, 2021, the Company removed 3625-3635 Peterson Way from its in-service portfolio following the lease expiration of the last tenant on April 15, 2021. The Company is demolishing the building and may redevelop the site at a future date. 3625-3635 Peterson Way is an approximately 218,000 net rentable square foot Class A office building located in Santa Clara, California.
Dispositions
On December 13, 2018, the Company sold its 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, the Company agreed to act as development manager and guaranteed the completion of the project (See Note 9). The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, the Company recognized a gain on sale of real estate of approximately $8.1 million during the nine months ended September 30, 2021.
On July 13, 2021, the Company entered into an agreement to sell its 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sales price of $191.5 million. 181,191 and 201 Spring Street are three Class A office properties aggregating approximately 333,000 net rentable square feet and are 100% leased (See Note 15).
4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of tenants’ accrued rent and accounts receivable balances, management considers tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns, on a lease-by-lease basis. As a result, during the nine months ended September 30, 2021, the Company wrote off approximately $1.3 million related to accrued rent, net balances and accounts receivable, net balances. There were no write-offs related to accrued rent, net balances and accounts receivable, net balances for the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company wrote off approximately $7.5 million and $63.8 million, respectively, related to accrued rent, net balances and accounts receivable, net balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or for which the Company determined their accrued rent and/or accounts receivable balances were no longer probable of collection.
Lessee
On May 19, 2021, the Company amended its ground lease at Sumner Square in Washington, DC. The amendment extends the ground lease for an additional 15 years. Prior to the amendment, the ground lease was scheduled to expire on August 10, 2066. The ground lease will now expire on August 9, 2081. The lease requires the Company to pay $23.0 million in 2021 and requires the Company’s remaining obligation of approximately $4.0 million be used to fund certain operation and maintenance costs incurred by the government with respect to the Sumner School for the next five years, with no payments thereafter. The Company’s incremental borrowing rate is 3.95% per annum. The net present value of the total ground lease payments is approximately $26.7 million. The Company continues to classify this ground lease as an operating lease. As a result, the Company recorded a Right-of-Use Assets - Operating Leases and Lease Liabilities - Operating Leases of approximately $27.1 million and $26.7 million, respectively, on its Consolidated Balance Sheet. On July 1, 2021, the Company made the $23.0 million payment. The Sumner Square ground lease had operating lease costs of approximately $0.1 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $0.6 million and $1.0 million for the nine months ended September 30, 2021 and 2020, respectively. Sumner Square is an approximately 210,000 net rentable square foot Class A office building.
The following table provides a maturity analysis for the Company’s lease liabilities related to its Sumner Square operating lease as of May 19, 2021 (in thousands):

Operating
Period from May 19, 2021 through December 31, 2021	$23,599
2022	761
2023	784
2024	808
2025	832
2026	422
Thereafter	—
Total lease payments	27,206
Less: Interest portion	(536)
Present value of lease payments	$26,670

Lessor
The following table summarizes the components of lease revenue recognized during the three and nine months ended September 30, 2021 and 2020 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Revenue	2021	2020	2021	2020
Fixed contractual payments	$581,393	$557,384	$1,732,930	$1,673,855
Variable lease payments	110,867	109,290	329,172	333,049
	$692,260	$666,674	$2,062,102	$2,006,904
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2021 and December 31, 2020:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		September 30, 2021	December 31, 2020
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(1,917)	$(3,766)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%		(14,568)	(13,584)
901 New York, LLC	901 New York Avenue	25.00%	(2)	(12,390)	(12,264)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	34,104	35,297
Annapolis Junction NFM LLC	Annapolis Junction	50.00%	(4)	N/A	13,463
540 Madison Venture LLC	540 Madison Avenue	60.00%	(5)	—	122
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(7,700)	(6,945)
501 K Street LLC	1001 6th Street	50.00%	(6)	42,669	42,499
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		48,970	48,818
Residential Tower Developer LLC	Hub50House	50.00%		47,934	50,943
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		11,402	10,754
Office Tower Developer LLC	100 Causeway Street	50.00%		56,714	56,312
1265 Main Office JV LLC	1265 Main Street	50.00%		3,855	3,787
BNY Tower Holdings LLC	Dock 72	50.00%		28,079	29,536
BNYTA Amenity Operator LLC	Dock 72	50.00%		1,151	1,846
CA-Colorado Center Limited Partnership	Colorado Center	50.00%		230,535	227,671
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		59,734	58,112
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		116,537	113,774
SMBP Venture LP	Santa Monica Business Park	55.00%		155,679	145,761
Platform 16 Holdings LP	Platform 16	55.00%	(7)	108,098	108,393
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(8)	328,367	336,206
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,124	27,184
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(9)	72,570	N/A
				$1,336,947	$1,273,919
 _______________
(1)Investments with deficit balances aggregating approximately $36.6 million at September 30, 2021 and December 31, 2020 are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At September 30, 2021 and December 31, 2020, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.

(4)On March 30, 2021, the Company sold its interest in the joint venture to the partner. See below for additional details.
(5)The property was sold on June 27, 2019. As of December 31, 2020, the investment consisted of undistributed cash. All remaining cash has been distributed as of September 30, 2021.
(6)Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.
(7)This entity is a VIE (See Note 2).
(8)As a result of the partner’s deferred contribution, the Company owned an approximately 52% and 55% interest in the joint venture at September 30, 2021 and December 31, 2020, respectively.
(9)The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities (each, a “Safeco Partner Entity”) through which each partner owns its interest in the joint venture.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2021	December 31, 2020
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,244,585	$4,708,571
Other assets	561,722	531,071
Total assets	$5,806,307	$5,239,642
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$2,995,161	$2,637,911
Other liabilities (2)	639,980	650,433
Members’/Partners’ equity	2,171,166	1,951,298
Total liabilities and members’/partners’ equity	$5,806,307	$5,239,642
Company’s share of equity	$995,995	$936,087
Basis differentials (3)	340,952	337,832
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,336,947	$1,273,919
_______________
(1)At September 30, 2021 and December 31, 2020, this amount included right of use assets - finance leases totaling approximately $248.9 million, and right of use assets - operating leases totaling approximately $22.6 million and $22.5 million, respectively.
(2)At September 30, 2021 and December 31, 2020, this amount included lease liabilities - finance leases totaling approximately $386.3 million and $388.7 million, respectively, and lease liabilities - operating leases totaling approximately $30.4 million and $29.0 million, respectively.
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

	September 30, 2021	December 31, 2020
Property	(in thousands)
Colorado Center	$305,236	$307,328
Gateway Commons	51,566	51,875
Dock 72	(50,599)	(52,243)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $36.6 million at September 30, 2021 and December 31, 2020 are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total revenue (1)	$90,009	$87,724	$268,501	$270,490
Expenses
Operating	40,378	37,572	114,299	106,677
Transaction costs	—	—	7	—
Depreciation and amortization	36,036	35,810	103,766	105,235
Total expenses	76,414	73,382	218,072	211,912
Other income (expense)
Interest expense	(27,519)	(25,481)	(78,711)	(71,370)
Gains on sales of real estate	—	—	—	11,720
Net loss	$(13,924)	$(11,139)	$(28,282)	$(1,072)

Company’s share of net income (loss)	$(4,491)	$(4,421)	$(10,268)	$855
Gain on sale of investment (2)	—	—	10,257	—
Basis differential (3)	(1,106)	(2,452)	(1,734)	(6,265)
Loss from unconsolidated joint ventures	$(5,597)	$(6,873)	$(1,745)	$(5,410)
_______________
(1)Includes straight-line rent adjustments of approximately $5.5 million and $3.8 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $11.6 million and $22.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)During the nine months ended September 30, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.
(3)Includes straight-line rent adjustments of approximately $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $0.7 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Also includes net above-/below-market rent adjustments of approximately $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and approximately $0.2 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
On February 25, 2021, a joint venture in which the Company had a 54% interest, commenced the development of 751 Gateway, a speculative laboratory building located in South San Francisco, California, that is expected to be approximately 229,000 net rentable square feet upon completion. 751 Gateway is the first phase of a multi-phase development plan at Gateway Commons. Upon the formation of the joint venture in 2020, the Company had an approximately 55% ownership interest in the joint venture as a result of the partner’s deferred contribution and the partner is obligated to fund all required capital until such time as the Company owns a 50% interest. On September 30, 2021, the Company had a 52% interest in the joint venture. The Company expects the 751 Gateway development project to be transferred to a separate joint venture with the same partner. The Company expects it will own a 49% interest in this new joint venture.
On March 30, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC (the “Annapolis Junction Joint Venture”) to the joint venture partner for a gross sales price of $65.9 million. Net cash proceeds to the Company totaled approximately $17.8 million after repayment of the Company's share of debt totaling approximately $15.1 million. The Company recognized a gain on sale of investment totaling approximately $10.3 million, which is included in Loss from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. In addition to net cash proceeds from the sale, the Company received a distribution of approximately $5.8 million of available cash. Annapolis Junction Buildings Six and Seven are Class A office properties totaling approximately 247,000 net rentable square feet. With the sale of the Company’s ownership interest in the Annapolis Junction Joint Venture, the Company no longer has any assets in Annapolis, Maryland.

On June 11, 2021, a joint venture in which the Company has a 50% interest partially placed in-service 100 Causeway Street, a Class A office project with approximately 632,000 net rentable square feet located in Boston, Massachusetts.
On August 31, 2021, a joint venture in which the Company has a 50% interest extended the construction loan collateralized by its The Hub on Causeway – Podium property. At the time of the extension, the outstanding balance of the loan totaled approximately $174.3 million, bore interest at a variable rate equal to LIBOR plus 2.25% per annum and was scheduled to mature on September 6, 2021, with two, one-year extension options, subject to certain conditions. The extended loan continues to bear interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2023. The Hub on Causeway - Podium is a retail and office property with approximately 382,000 net rentable square feet located in Boston, Massachusetts.
On September 1, 2021, the Company entered into a joint venture to acquire Safeco Plaza, a Class A office property located in Seattle, Washington, for a gross purchase price of approximately $465.0 million. Safeco Plaza is a 50-story, approximately 765,000 net rentable square-foot, Class A office property. The acquisition was completed through a newly formed joint venture with two institutional partners. Each of the institutional partners invested approximately $71.9 million of cash for its 33.165% ownership interest in the joint venture. The Company invested approximately $72.6 million for its 33.67% interest in the joint venture and is providing customary operating, property management and leasing services to the joint venture. The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two Safeco Partner Entities through which each partner owns its interest in the joint venture. Subject to the occurrence of certain events and the joint venture achieving certain return thresholds, the Company is entitled to earn promote distributions. Some of the promote distributions may be payable in cash or, at the Company’s election, equity interest(s) in the Safeco Partner Entity(ies). The purchase price was funded with cash and proceeds from a new mortgage loan secured by the property. The mortgage loan has a principal amount of $250.0 million, bears interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum and matures on September 1, 2026.
6. Mortgage Notes Payable
On March 26, 2021, the Company used available cash to repay the mortgage loan collateralized by its University Place property located in Cambridge, Massachusetts totaling approximately $0.9 million. The mortgage loan bore interest at a fixed rate of 6.94% per annum and was scheduled to mature on August 1, 2021. There was no prepayment penalty.

7. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2021 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
11 Year Unsecured Senior Notes	3.850%	3.954%	$1,000,000	February 1, 2023	(3)
10.5 Year Unsecured Senior Notes	3.125%	3.279%	500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
Total principal			10,550,000
Less:
Net unamortized discount			17,581
Deferred financing costs, net			52,768
Total			$10,479,651
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
(3)See Note 15.
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
On September 29, 2021, Boston Properties Limited Partnership completed a public offering of $850.0 million in aggregate principal amount of its 2.450% unsecured senior notes due 2033. The notes were priced at 99.959% of the principal amount to yield an effective rate (including financing fees) of approximately 2.524% per annum to maturity. The notes will mature on October 1, 2033, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $842.5 million after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2021, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.

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
On June 15, 2021, Boston Properties Limited Partnership amended and restated the 2017 Credit Facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion (the “Revolving Facility”), subject to customary conditions. Among other things, the amendment and restatement (1) extended the maturity date to June 15, 2026, (2) eliminated the $500.0 million delayed draw term loan facility provided under the 2017 Credit Facility, (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, Boston Properties Limited Partnership may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions.
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
The 2021 Credit Facility also features a sustainability-linked pricing component such that if Boston Properties Limited Partnership meets certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The LIBOR replacement provisions in the 2021 Credit Facility permit the use of rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York plus an applicable spread adjustment. In addition, the 2021 Credit Facility contains a competitive bid option for up to 65% of the Revolving Facility that allows banks that are part of the lender consortium to bid to make loan advances to Boston Properties Limited Partnership at a reduced interest rate.
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
The 2021 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay all outstanding amounts and the cancellation of all commitments outstanding under the 2021 Credit Facility. Among other covenants, the 2021 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At September 30, 2021, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.
At September 30, 2021, Boston Properties Limited Partnership had no amounts outstanding under the 2021 Credit Facility.

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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $25.8 million at September 30, 2021.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2021, the maximum funding obligation under the guarantee was approximately $20.3 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of September 30, 2021, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also provided a financing guaranty as required with respect to the third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, which financing was provided by the Company on June 1, 2020. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property is substantially completed. The financing is collateralized by a pledge of the partner’s equity interest in the joint venture that owns and is developing 7750 Wisconsin Avenue. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of September 30, 2021, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal

Government lease, the Federal Government tenant was not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. Final completion of the project was achieved during the nine months ended September 30, 2021 and the Company has been released of its guarantee obligations (See Note 3).
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
The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes. Specifically, the Company currently carries earthquake insurance which covers its San Francisco and Los Angeles regions with a $240 million per occurrence limit, and a $240 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. This insurance is subject to a deductible in the amount of 3% of the value of the affected property. In addition, the Company currently carries earthquake insurance which covers its Seattle region with a $60 million per occurrence limit, and a $60 million annual aggregate limit. This insurance is subject to a deductible in the amount of 2% of the value of the affected property. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.

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
The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, earthquakes and pandemics, in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes, pandemics or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.
10. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2021, the noncontrolling interests in Boston Properties Limited Partnership consisted of 15,989,304 OP Units, 1,487,492 LTIP Units (including 419,423 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012-2018 (i.e., 2012 OPP and 2013-2018 MYLTIP awards)), 219,916 2019 MYLTIP Units, 203,278 2020 MYLTIP Units and 352,021 2021 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2021, 227,233 OP Units were presented by the holders for redemption (including 144,399 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At September 30, 2021, Boston Properties Limited Partnership had outstanding 219,916 2019 MYLTIP Units, 203,278 2020 MYLTIP Units and 352,021 2021 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2017 MYLTIP Units and, after the February 5, 2021 measurement date, the 2018 MYLTIP Units) and its distributions on the 2018 MYLTIP Units (prior to the February 5, 2021 measurement date) and 2019 - 2021 MYLTIP Units (after the February 2, 2021 issuance date of the 2021 MYLTIP Units) that occurred during the nine months ended September 30, 2021:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 30, 2021	October 29, 2021	$0.98	$0.098
June 30, 2021	July 30, 2021	$0.98	$0.098
March 31, 2021	April 30, 2021	$0.98	$0.098
December 31, 2020	January 28, 2021	$0.98	$0.098
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2016 MYLTIP Units and, after the February 6, 2020 measurement date, the 2017 MYLTIP Units) and its distributions on the 2017 MYLTIP Units (prior to the February 6, 2020 measurement date) and 2018 - 2020 MYLTIP Units (after the February 4, 2020 issuance date of the 2020 MYLTIP Units) that occurred during the nine months ended September 30, 2020:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 30, 2020	October 30, 2020	$0.98	$0.098
June 30, 2020	July 31, 2020	$0.98	$0.098
March 31, 2020	April 30, 2020	$0.98	$0.098
December 31, 2019	January 30, 2020	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of Common Stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 - 2018 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at September 30, 2021 was approximately $1.9 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $108.35 per share on September 30, 2021.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion at September 30, 2021 and December 31, 2020, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
11. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of September 30, 2021, Boston Properties, Inc. had 156,206,491 shares of Common Stock outstanding.
As of September 30, 2021, Boston Properties, Inc. owned 1,736,833 general partnership units and 154,469,658 limited partnership units in Boston Properties Limited Partnership.

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
During the nine months ended September 30, 2021, Boston Properties, Inc. issued 206,377 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the nine months ended September 30, 2021, Boston Properties, Inc. issued 227,233 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared in 2021 and during the nine months ended September 30, 2020:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 30, 2021	October 29, 2021	$0.98	$0.98
June 30, 2021	July 30, 2021	$0.98	$0.98
March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98

September 30, 2020	October 30, 2020	$0.98	$0.98
June 30, 2020	July 31, 2020	$0.98	$0.98
March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98
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

The following table presents Boston Properties, Inc.’s dividends per share on its Series B Preferred Stock paid or declared during 2021 and during the nine months ended September 30, 2020:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125

November 4, 2020	November 16, 2020	$32.8125
August 3, 2020	August 17, 2020	$32.8125
May 1, 2020	May 15, 2020	$32.8125
February 4, 2020	February 18, 2020	$32.8125
12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three and nine months ended September 30, 2021 and 2020.
Boston Properties, Inc.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$108,297	$89,854	$311,680	$854,541
Add:
Preferred stock redemption charge	—	—	6,412	—
Preferred dividends	—	2,625	2,560	7,875
Noncontrolling interest—common units of the Operating Partnership	11,982	10,020	35,393	97,090
Noncontrolling interests in property partnerships	18,971	15,561	52,602	34,280
Interest expense	105,794	110,993	320,015	319,726
Losses from early extinguishment of debt	—	—	898	—
Loss from unconsolidated joint ventures	5,597	6,873	1,745	5,410
Net operating income from unconsolidated joint ventures	24,266	24,938	74,478	81,607
Depreciation and amortization expense	179,412	166,456	539,815	515,738
Transaction costs	1,888	307	2,970	1,254
Payroll and related costs from management services contracts	3,006	2,896	9,166	8,617
General and administrative expense	34,560	27,862	117,924	102,059
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,800	42,160	138,463	122,248
Gains (losses) from investments in securities	(190)	1,858	3,744	965
Interest and other income (loss)	1,520	(45)	4,140	4,277
Gains (losses) on sales of real estate	348	(209)	8,104	613,723
Direct reimbursements of payroll and related costs from management services contracts	3,006	2,896	9,166	8,617
Development and management services revenue	6,094	7,281	20,181	23,285
Company’s share of Net Operating Income	$435,195	$404,444	$1,291,860	$1,255,082

Boston Properties Limited Partnership

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,014	$101,624	$353,633	$969,932
Add:
Preferred unit redemption charge	—	—	6,412	—
Preferred distributions	—	2,625	2,560	7,875
Noncontrolling interests in property partnerships	18,971	15,561	52,602	34,280
Interest expense	105,794	110,993	320,015	319,726
Losses from early extinguishment of debt	—	—	898	—
Loss from unconsolidated joint ventures	5,597	6,873	1,745	5,410
Net operating income from unconsolidated joint ventures	24,266	24,938	74,478	81,607
Depreciation and amortization expense	177,677	164,706	533,255	510,400
Transaction costs	1,888	307	2,970	1,254
Payroll and related costs from management services contracts	3,006	2,896	9,166	8,617
General and administrative expense	34,560	27,862	117,924	102,059
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,800	42,160	138,463	122,248
Gains (losses) from investments in securities	(190)	1,858	3,744	965
Interest and other income (loss)	1,520	(45)	4,140	4,277
Gains (losses) on sales of real estate	348	(209)	8,104	626,686
Direct reimbursements of payroll and related costs from management services contracts	3,006	2,896	9,166	8,617
Development and management services revenue	6,094	7,281	20,181	23,285
Company’s share of Net Operating Income	$435,195	$404,444	$1,291,860	$1,255,082
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income (loss), gains (losses) on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), minus the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures does not include its share of gains on sales of real estate from unconsolidated joint ventures and gain on sale of investment from unconsolidated joint ventures, both of which are included within Loss From Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred stock/unit redemption charge, preferred dividends/distributions, interest expense, losses from early extinguishment of debt, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, interest and other income (loss), gains (losses) on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. On September 1, 2021, the Company invested into a joint venture that acquired Safeco Plaza located in Seattle, Washington (See Note 5). As such, the Seattle region was identified as a segment during the third quarter of 2021. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Included within the Office property type are commercial office and retail leases, as well as parking revenue.  Any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. During the nine months ended September 30, 2021, the Company wrote off approximately $1.3 million related to accrued rent, net balances and accounts receivable, net balances. There were no write-offs related to accrued rent, net balances and accounts receivable, net balances for the three months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company wrote off approximately $7.5 million and $63.8 million, respectively, related to accrued rent, net balances and accounts receivable, net balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or for which the Company considered their accrued rent and/or accounts receivable balances were no longer probable of collection.
In addition, parking and other revenue for the three months ended September 30, 2021 increased by approximately $7.2 million compared to the three months ended September 30, 2020. Parking and other revenue for the nine months ended September 30, 2021 increased by approximately $4.0 million compared to 2020.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and has operated at lower occupancy levels due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, and the lower demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations and thus the results of the Company’s Hotel property type.

Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2021:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$236,080	$—	$257,656	$125,340	$—	$85,797	$704,873
Residential	3,418	—	—	806	—	6,670	10,894
Hotel	5,189	—	—	—	—	—	5,189
Total	244,687	—	257,656	126,146	—	92,467	720,956
% of Grand Totals	33.93%	—%	35.74%	17.50%	—%	12.83%	100.00%
Rental Expenses:
Office	82,697	—	94,338	43,582	—	31,619	252,236
Residential	1,396	—	—	1,688	—	2,961	6,045
Hotel	3,946	—	—	—	—	—	3,946
Total	88,039	—	94,338	45,270	—	34,580	262,227
% of Grand Totals	33.57%	—%	35.98%	17.26%	—%	13.19%	100.00%
Net operating income	$156,648	$—	$163,318	$80,876	$—	$57,887	$458,729
% of Grand Totals	34.15%	—%	35.60%	17.63%	—%	12.62%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,841)	—	(36,959)	—	—	—	(47,800)
Add: Company’s share of net operating income from unconsolidated joint ventures	3,464	12,078	104	3,502	671	4,447	24,266
Company’s share of net operating income	$149,271	$12,078	$126,463	$84,378	$671	$62,334	$435,195
% of Grand Totals	34.30%	2.78%	29.06%	19.39%	0.15%	14.32%	100.00%
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

For the nine months ended September 30, 2021:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$696,054	$—	$760,002	$382,119	$—	$252,822	$2,090,997
Residential	9,594	—	—	1,817	—	18,421	29,832
Hotel	7,382	—	—	—	—	—	7,382
Total	713,030	—	760,002	383,936	—	271,243	2,128,211
% of Grand Totals	33.50%	—%	35.71%	18.04%	—%	12.75%	100.00%
Rental Expenses:
Office	240,743	—	286,385	124,785	—	94,360	746,273
Residential	4,286	—	—	4,918	—	8,896	18,100
Hotel	7,993	—	—	—	—	—	7,993
Total	253,022	—	286,385	129,703	—	103,256	772,366
% of Grand Totals	32.76%	—%	37.08%	16.79%	—%	13.37%	100.00%
Net operating income	$460,008	$—	$473,617	$254,233	$—	$167,987	$1,355,845
% of Grand Totals	33.93%	—%	34.93%	18.75%	—%	12.39%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(31,641)	—	(106,822)	—	—	—	(138,463)
Add: Company’s share of net operating income from unconsolidated joint ventures	9,369	38,535	(517)	10,562	671	15,858	74,478
Company’s share of net operating income	$437,736	$38,535	$366,278	$264,795	$671	$183,845	$1,291,860
% of Grand Totals	33.88%	2.98%	28.35%	20.50%	0.05%	14.24%	100.00%
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

	Three months ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$108,297	156,183	$0.69
Effect of Dilutive Securities:
Stock Based Compensation	—	415	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$108,297	156,598	$0.69

	Three months ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$89,854	155,645	$0.58
Effect of Dilutive Securities:
Stock Based Compensation	—	25	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$89,854	155,670	$0.58

	Nine months ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$311,680	156,062	$2.00
Effect of Dilutive Securities:
Stock Based Compensation	—	332	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$311,680	156,394	$1.99

	Nine months ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$854,541	155,349	$5.50
Allocation of undistributed earnings to participating securities	(1,150)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$853,391	155,349	$5.49
Effect of Dilutive Securities:
Stock Based Compensation	—	98	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$853,391	155,447	$5.49

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2018 MYLTIP Units required, and the 2019 - 2021 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,011,000 and 17,032,000 redeemable common units for the three months ended September 30, 2021 and 2020, respectively, and 17,016,000 and 17,279,000 redeemable common units for the nine months ended September 30, 2021, and 2020, respectively.

	Three months ended September 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,014	173,194	$0.70
Effect of Dilutive Securities:
Stock Based Compensation	—	415	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,014	173,609	$0.70

	Three months ended September 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$101,624	172,677	$0.59
Effect of Dilutive Securities:
Stock Based Compensation	—	25	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$101,624	172,702	$0.59

	Nine months ended September 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$353,633	173,078	$2.04
Effect of Dilutive Securities:
Stock Based Compensation	—	332	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$353,633	173,410	$2.04

	Nine months ended September 30, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$969,932	172,628	$5.62
Allocation of undistributed earnings to participating securities	(1,278)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$968,654	172,628	$5.61
Effect of Dilutive Securities:
Stock Based Compensation	—	98	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$968,654	172,726	$5.61

14. Stock Option and Incentive Plan
On February 2, 2021, Boston Properties, Inc.’s Compensation Committee approved the 2021 MYLTIP awards under the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”) to certain officers and employees of Boston Properties, Inc. The 2021 MYLTIP awards consist of two, equally weighted (50% each) components that utilize Boston Properties, Inc.’s TSR over a three-year measurement period as the performance metric.
The first component of the 2021 MYLTIP, which represents one-half (50%) of the target grant-date value, retains the basic general structure of the 2020 MYLTIP awards with certain changes, including a change to the custom peer index against which Boston Properties, Inc.’s TSR is compared. The number of LTIP Units that can be earned under this component ranges from zero to 200% of the target number of LTIP Units, based on Boston Properties, Inc.’s annualized relative TSR performance compared to a custom index. Under this component, 100% of the target number of LTIP Units will be earned if Boston Properties, Inc.’s TSR equals the custom index TSR; for relative TSR performance between -1,000 basis points and +1,000 basis points, the number of LTIP Units earned will be determined using linear interpolation.
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
Total earned awards under the 2021 MYLTIP, if any, will equal the sum of the number of LTIP Units earned under the first and second components and will range from zero to a maximum of 352,021 LTIP Units with a target of approximately 176,009 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 100% on February 1, 2024, but may not be converted, redeemed, sold or otherwise transferred for one additional year thereafter. Vesting will be accelerated in the event of a change in control, termination of employment by Boston Properties, Inc. without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to February 1, 2024, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2021 MYLTIP awards are in the form of LTIP Units issued on the grant date, and they are subject to forfeiture to the extent awards are not earned. Prior to the performance measurement date holders of the 2021 MYLTIP Units are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Following the completion of the three-year performance period, Boston Properties, Inc. will also make a “catch-up” cash payment on the 2021 MYLTIP Units that are ultimately earned in an amount equal to the regular and special distributions, if any, declared during the performance period on Boston Properties, Inc.’s common stock, less the distributions actually paid to holders of 2021 MYLTIP Units during the performance period on all of the awarded 2021 MYLTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2021 MYLTIP awards have an aggregate value of approximately $15.3 million, which amount will generally be amortized into earnings under the graded vesting method.
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
During the nine months ended September 30, 2021, Boston Properties, Inc. issued 56,841 shares of restricted common stock and Boston Properties Limited Partnership issued 281,640 LTIP Units and 352,021 2021 MYLTIP Units to employees and non-employee director advisors under the 2012 Plan and the 2021 Plan. Employees paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2021 MYLTIP Unit. When issued, LTIP

Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the nine months ended September 30, 2021 were valued at approximately $5.7 million ($100.46 per share weighted-average). The LTIP Units granted were valued at approximately $23.8 million (approximately $84.43 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 0.65% and an expected price volatility of 30.0%. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $8.4 million and $8.0 million for the three months ended September 30, 2021 and 2020, respectively, and $42.2 million and $35.3 million for the nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, there was (1) an aggregate of approximately $28.4 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2018 MYLTIP Units and (2) an aggregate of approximately $9.4 million of unrecognized compensation expense related to unvested 2019 - 2021 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.1 years.
15. Subsequent Events
On October 15, 2021, Boston Properties Limited Partnership used available cash and funds under its 2021 Credit Facility to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion, which included approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date and an early redemption premium and unamortized financing costs totaling approximately $43.9 million.
On October 19, 2021, the Company partially placed in-service Reston Next, a Class A office project with approximately 1.1 million net rentable square feet located in Reston, Virginia.
On October 25, 2021, the Company completed the sale of its 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sales price of $191.5 million. 181,191 and 201 Spring Street are three Class A office properties aggregating approximately 333,000 net rentable square feet and are 100% leased.
On October 29, 2021, a joint venture in which the Company has a 50% interest fully placed in-service 7750 Wisconsin Avenue, a Class A office project with approximately 734,000 net rentable square feet located in Bethesda, Maryland.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the ongoing impact of the global COVID-19 pandemic on the U.S. and global economies, which has impacted, and is likely to continue to impact, us, the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A, and the following:
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of September 30, 2021) in the United States that develops, owns and manages primarily Class A office properties. Our properties are concentrated in six markets in the United States - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of any expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong tenants. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.5 years, as of September 30, 2021, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our 20 largest office tenants was approximately 10.5 years as of September 30, 2021.
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
Outlook
The United States economy continues to recover from the COVID-19 pandemic, although quarter-over-quarter GDP growth slowed to an annual rate of 2.0% in the third quarter of 2021 compared to 6.7% in the second quarter of 2021. This slowdown reflects the impacts of the Delta variant and moderation in government stimulus spending. Since the end of the third quarter, however, daily COVID infection levels have decreased by more than 50% from the recent highs in September 2021. We believe the positive trend in infection rates, combined with relatively low unemployment rates, bodes well for continuing economic growth in our markets.
The overall economic recovery is having a positive impact on our leasing activity. Although additional COVID variants and supply-chain issues may emerge, we believe as the number of vaccinations increases and employees return to their offices in greater numbers, our strategically located, high-quality office properties will remain a vital component of the strategies of today’s forward-thinking organizations that prioritize fostering collaboration, innovation, productivity and culture, and we expect tenants will take advantage of the availability of Class A space and upgrade.
Annual inflation increased to 5.4% in September 2021, driven largely by energy prices, which increased approximately 25% compared to one year ago. Energy is a component of our operating expenses our largest energy cost is electricity. We have limited most of our exposure to additional potential increases through 2022, and we have been increasing our procurement from green power. We remain exposed to the marginal cost of electrical generation in the Boston region where we expect increases in 2022 of greater than 10% compared to last year. Costs for security, cleaning and engineering labor continues to increase due to labor shortages across all trades. However, we are able to mitigate the risks from these increased costs to our results due to the nature of our lease contracts, which generally take one of two forms: (1) net leases, under which all of the operating expense and real estate taxes are paid by the tenant, and (2) gross leases with a base year that is set upon the lease commencement with increases in expenses over that base year added to the rental obligation of the tenant. Our near-term exposure to increases in operating expenses is primarily on our vacant space and for new or renewal leases where we are setting a base year. Our vacancy was approximately 11.6% at September 30, 2021, and our 2021 and 2022 lease expirations total approximately 7.6% of our portfolio. We do not expect an increase in operating expenses to have a material adverse effect on our results of operations for the remainder of 2021 or 2022.
BXP Priorities
Despite the concerns surrounding COVID-19 and the lingering impact on economic conditions in our markets, we remain optimistic for our industry generally and our company in particular, given low interest rates, the demand for workers across sectors, the high quality of our properties, the supply and demand characteristics of our markets and the success of our development efforts.
We remain focused on the following priorities:
•ensuring tenant health, safety and satisfaction;
•leasing available space in our in-service and development properties, as well as proactively focusing on future lease expirations;
•completing the construction of our development properties;
•continuing and completing the redevelopment and repositioning of several key properties to increase future revenue and asset values over the long-term;
•identifying new investment opportunities that meet our criteria while maintaining discipline in our underwriting;
•managing our near-term debt maturities and maintaining our conservative balance sheet; and
•actively managing our operations in a sustainable and responsible manner.
The following is an overview of portfolio activity, leasing activity and capital markets activity in the third quarter of 2021.
Leasing Activity and Occupancy
In the third quarter of 2021, we signed approximately 1.4 million square feet of new leases and renewals with a weighted-average lease term of approximately 9.2 years, indicating that many new and existing tenants continue to commit to the long-term use of space and view our properties as their preferred choice for a premium Class A office environment. The volume of leasing in the third quarter of 2021 (measured by square feet) was more than double the volume achieved in the first quarter of 2021 and approximately 90% of our pre-pandemic historical third quarter average.
The overall occupancy of our in-service office and retail properties was 88.4% at September 30, 2021, a decrease of 0.2% compared to 88.6% at June 30, 2021. We anticipate occupancy for the remainder of 2021 will be relatively flat with occupancy for the third quarter of 2021, but will begin to improve as we head into 2022, as our remaining 2021 and 2022 lease expirations are backfilled by signed leases that have not yet commenced and new leases.
Our parking and other revenue was approximately $23.5 million in the third quarter of 2021, an increase of approximately $5.2 million from the second quarter of 2021. The increase was primarily due to improved transient parking and greater insurance proceeds from a water main break at a New York property. The third quarter 2021 parking and other revenue was 92% of pre-pandemic parking and other revenue from the third quarter of 2019. We expect to return to pre-pandemic levels of parking revenue as workers increasingly return to work in their offices.
Our hotel property, the Boston Marriott Cambridge, generated approximately $1.2 million of net operating income during the third quarter of 2021. This was the first quarter since the start of the pandemic in which the hotel made a positive contribution to our results. Given the hotel’s location in the heart of Cambridge, Massachusetts and adjacent to MIT, we expect hotel occupancy and REVPAR to improve to pre-pandemic levels over time as business and leisure travel return to historical levels.
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
During the third quarter of 2021, we continued to execute on our strategy and completed two acquisitions. We believe these investments align with several elements of our growth strategy, including entering new markets or submarkets that exhibit strong demand and limitations on supply, uncovering opportunities that utilize our leasing and redevelopment skills to increase value, broadening our portfolio to meet the current and anticipated future demand of tenants in the life sciences sector and employing our Strategic Capital Program (“SCP”) (Refer to the heading “Liquidity and Capital Resources” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the SCP.) to utilize private equity to increase our returns and enhance our investment capacity. These acquisitions included:
•Safeco Plaza, an approximately 765,000 net rentable square-foot Class A office building in Seattle, Washington. The property was approximately 91% leased at September 30, 2021. This acquisition marked our initial entry into the Seattle market, one of the most vibrant markets in the United States for companies in the technology, life sciences, manufacturing and financial services sectors. The acquisition was completed through a newly formed joint venture with two institutional partners that are part of our SCP.
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
In the third quarter of 2021, we continued the construction of the developments and redevelopment projects in our pipeline, which consists of nine properties that, when completed, we expect will total approximately 4.3 million net rentable square feet. As of September 30, 2021, our share of the estimated total cost for these projects is approximately $2.7 billion, of which approximately $1.1 billion of equity remained to be invested. The total development pipeline, inclusive of both office and lab/life sciences developments, but excluding the View Boston Observatory at The Prudential Center, is 72% pre-leased as of November 2, 2021. The office development projects in our current pipeline, which total approximately 3.3 million square feet, are approximately 87% pre-leased, as of November 2, 2021, to predominately credit-strong tenants with long-lease terms. In addition, during September and October of 2021, we completed and delivered approximately 1.5 million square feet of space to tenants from our development pipeline.
In early 2021 we added several new development and redevelopment projects to our development pipeline focused on the specific needs of tenants in the life sciences sector. Our lab/life sciences developments in our pipeline total approximately 920,000 square feet and include properties in Waltham, Massachusetts and South San Francisco, California. Although Shady Grove Bio+Tech Campus is not currently included in our development pipeline, we anticipate converting the office buildings on the campus to lab space. Our lab/life sciences developments are located in some of the largest life sciences clusters in the United States, with strong demand from tenants because of the close proximity to universities, research institutions and related businesses and concentrations of labor with specialized skills and knowledge.
Supply-chain concerns impact our business both in time to completion and increased costs. Our construction schedule is one of the criteria we use when we evaluate bids for development projects and capital improvements. We have been successful in awarding bids and maintaining schedules through the pandemic. However, there are fewer choices for materials, and we are working closely with our consultants and contractors to ensure there are not items used in the development or redevelopment process that could impact schedules. We are intentionally minimizing the amount of materials we acquire from overseas, releasing material packages as early as possible and stock-piling materials off-site. In addition, when budgeting new development projects, we are including projected cost increases of approximately 5-6%. We currently expect to deliver all active developments and redevelopments on time and budget, but we cannot assure you that we will not experience greater cost increases or that the materials we need will continue to be available so that we are able to complete the project. A failure to deliver a project on time could expose us to additional costs under the signed pre-leases for those projects.
As we continue to focus on new investments to drive future growth, we also continually review our portfolio to identify properties as potential sales candidates because they may either no longer fit within our portfolio strategy or they could attract premium pricing in the current market environment. On October 25, 2021, we completed the sale of 181,191 and 201 Spring Street, a three-building complex aggregating approximately 333,000 net rentable square feet in Lexington, Massachusetts, for an aggregate gross sales price of $191.5 million. The three buildings are 100% leased. We will continue to evaluate the sale of similar properties.
Excluding Seattle, which we entered on September 1, 2021, a brief overview of each of our markets follows.

Boston
The Boston region is home to the largest cluster of life sciences companies in the world, and these companies are growing and increasing demand and rents in the region. During the third quarter of 2021, we signed approximately 769,000 square feet of leases and approximately 782,000 square feet of leases commenced. Approximately 148,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 17% over the prior leases.
Our Boston central business district (“CBD”) in-service portfolio was approximately 94% leased as of September 30, 2021. During the third quarter of 2021, we executed an approximately 524,000 square foot, 10-year lease extension with Wellington Management at Atlantic Wharf, approximately four years prior to the lease expiration, supporting our belief in the commitment of employers to office space and the attractiveness of our asset.
In addition, we completed and delivered 440,000 square feet of space leased to an affiliate of Verizon Communications at our 100 Causeway Street development project in Boston, Massachusetts. 100 Causeway Street is an approximately 632,000 square foot office building in which we have a 50% ownership interest.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was approximately 99% leased as of September 30, 2021. During the third quarter of 2021, we continued our development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to an office tenant for a term of 15 years and we expect to deliver the building into service in 2022. In early 2021, we received approximately one million square feet of new entitlements at Kendall Center for potential future development.
Waltham and the area surrounding the Route 128-Mass Turnpike interchange continue to comprise a popular submarket of Boston for leading and emerging companies in the life sciences, biotechnology and technology sectors. Since the third quarter of 2021, we signed leases for approximately 52,000 square feet at 880 Winter Street, an approximately 224,000 square foot office property in Waltham, Massachusetts that is being converted into lab space. We expect to deliver this project in early 2023. We also continued the conversion of 200 West Street in Waltham, Massachusetts into life sciences/lab space and we continued the development of 180 CityPoint, an approximately 329,000 square foot lab development in Waltham, Massachusetts, which is expected to be delivered in 2024. We own or control a significant amount of land in the Boston region that we expect will enable us to aggressively compete for and meet the demand from the emerging and growing tenants in these industries.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, a 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of September 30, 2021, our LA in-service properties were approximately 83% leased. We expect our occupancy to increase later this year upon commencement of an approximately 140,000 square foot lease expansion that was signed in the second quarter of 2021 with a technology company at Santa Monica Business Park in Santa Monica, California.
New York
As of September 30, 2021, our New York CBD in-service portfolio was approximately 90% leased. During the third quarter of 2021, (1) we signed leases covering approximately 169,000 square feet, including an approximately 39,000 square foot expansion with a financial services company at 399 Park Avenue, increasing their total square footage to approximately 373,000 square feet, and (2) approximately 259,000 square feet of leases commenced. Approximately 200,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 27% over the prior leases. Excluding approximately 55,000 square feet of short term leases that commenced, the net rental obligations decreased approximately 13% over the prior leases.
In the third quarter of 2021, sublease space continued to be removed from the market and high-quality buildings experienced increased leasing activity. We are actively negotiating approximately 340,000 square feet of leases, of which approximately 200,000 square feet is at Dock 72, our joint venture property in Brooklyn, New York. In October 2021, we signed a 42,000 square foot lease at Dock 72.

San Francisco
The recovery in San Francisco continues to lag our other markets as fewer businesses have commenced their return to work, street-level retail remains closed or slow and the streets are quiet. As restrictions are lifted, we believe the pace of new leasing activity will begin to increase.
Our San Francisco CBD in-service properties were approximately 92% leased as of September 30, 2021. During the third quarter of 2021, we executed approximately 185,000 square feet of leases, including over 100,000 square feet at Embarcadero Center. We executed four full floor leases at Embarcadero Center at average rental rates of over $100 per square foot. In addition, we commenced approximately 91,000 square feet of leases in the San Francisco region. Of these leases, approximately 57,000 square feet had been vacant for less than one year and represent an increase in net rental obligations of approximately 9% over the prior leases.
Life sciences activity at our Gateway Commons joint venture in which we own an approximately 52% interest continues to be productive. The joint venture has signed a letter of intent to lease the entirety of 751 Gateway Commons, a 229,000 square foot project in our development pipeline.
During the third quarter of 2021, we completed two full-building leases aggregating approximately 58,000 square feet in the Mountain View submarket. We are experiencing greater tour activity, including large technology tenant requirements for existing and new products. Due to the limited supply of new, high-quality office space in this submarket, we are evaluating when to restart the first phase of our Platform 16 development project, an approximately 1.1 million aggregate square foot future development next to Diridon Station in San Jose.
Washington, DC
During the third quarter of 2021, we executed approximately 300,000 square feet of leases and we commenced approximately 163,000 square feet of leases in the Washington, DC region. Of these leases, approximately 96,000 square feet had been vacant for less than one year and represent a decrease in net rental obligations of approximately 22% over the prior leases.
Our Washington, DC CBD in-service properties were approximately 84% leased, as of September 30, 2021, with modest near-term rollover exposure, and we have reduced our exposure in the Washington, DC CBD market significantly over the past few years through the dispositions of assets.
Our Washington, DC suburban properties include our significant presence in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong. Our Washington, DC suburban properties were approximately 86% leased as of September 30, 2021. During the third quarter of 2021, we completed approximately 70,000 square feet of office leases in Reston and are in negotiations for another 125,000 square feet.
In October, we completed and delivered approximately 285,000 square feet at Reston Next, a Class A office project with approximately 1.1 million net rentable square feet located in Reston, Virginia. This project is 85% pre-leased as of November 2, 2021. In addition, on October 29, 2021, a joint venture in which we own a 50% interest, fully placed in-service 7750 Wisconsin Avenue, a Class A office project with approximately 734,000 net rentable square feet located in Bethesda, Maryland.

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021	Nine months ended September 30, 2021
	(Square Feet)
Vacant space available at the beginning of the period	5,186,818	4,517,385
Property dispositions/properties taken out of service (1)	—	(104,613)
Vacant space in properties acquired (2)	143,848	143,848
Properties placed (and partially placed) in-service (3)	503,024	732,454
Leases expiring or terminated during the period	862,505	4,061,176
Total space available for lease	6,696,195	9,350,250
1st generation leases	585,933	789,489
2nd generation leases with new tenants	407,240	1,824,259
2nd generation lease renewals	311,332	1,344,812
Total space leased (4)	1,304,505	3,958,560
Vacant space available for lease at the end of the period	5,391,690	5,391,690

Leases executed during the period, in square feet (5)	1,431,817	3,262,850

Second generation leasing information: (6)
Leases commencing during the period, in square feet	718,572	3,169,071
Weighted Average Lease Term	58 Months	81 Months
Weighted Average Free Rent Period	124 Days	158 Days
Total Transaction Costs Per Square Foot (7)	$43.95	$70.21
Increase (Decrease) in Gross Rents (8)	(9.42)%	(0.03)%
Increase (Decrease) in Net Rents (9)	(14.23)%	(0.11)%
 __________________
(1)Total square feet of property dispositions during the nine months ended September 30, 2021 consists of 29,595 square feet due to the sale of Annapolis Junction Building Six. Total square feet of properties taken out of service during the nine months ended September 30, 2021 consists of 34,290 square feet at 880 Winter Street and 40,728 square feet at 800 Boylston Street - The Prudential Center, both due to redevelopment.
(2)Total square feet of vacant space in properties acquired during the three and nine months ended September 30, 2021 consists of 69,581 square feet at Safeco Plaza and 74,267 square feet at Shady Grove Bio+Tech Campus.
(3)Total square feet of properties placed (and partially placed) in-service during the three months ended September 30, 2021 consists of 6,709 square feet at 685 Gateway and 496,315 square feet at 100 Causeway Street. Total square feet of properties placed (and partially placed) in-service during the nine months ended September 30, 2021 consists of 195,326 square feet of office and 31,950 square feet of retail at One Five Nine East 53rd Street, 6,709 square feet at 685 Gateway and 498,469 square feet at 100 Causeway Street.
(4)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2021.
(5)Represents leases executed during the three and nine months ended September 30, 2021 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized in the three and nine months ended September 30, 2021 is 320,719 and 734,797, respectively.
(6)Second generation leases are defined as leases for space that had previously been leased by us. Of the 718,572 and 3,169,071 square feet of second generation leases that commenced during the three and nine months ended September 30, 2021, respectively, leases for 397,853 and 2,439,402 square feet, respectively, were signed in prior periods.
(7)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.

(8)Represents the decrease in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 507,899 and 2,219,080 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2021, respectively; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
(9)Represents the decrease in net rent (gross rent less operating expenses) on the new versus expired leases on the 507,899 and 2,219,080 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2021, respectively.
Transactions during the three months ended September 30, 2021 included the following:
Acquisition/disposition activities
•On August 2, 2021, we acquired Shady Grove Bio+Tech Campus in Rockville, Maryland, for a purchase price, including transaction costs, of approximately $118.5 million in cash. Shady Grove Bio+Tech Campus is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. We intend to reposition three of the buildings, which are currently vacant, to support lab or life sciences uses. As a result, the three vacant buildings are not part of our in-service portfolio. We anticipate that we will redevelop or convert the remaining four buildings to lab or life sciences-related uses as each becomes vacant.
•On July 13, 2021, we entered into an agreement to sell our 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sales price of $191.5 million. 181,191 and 201 Spring Street are three Class A office properties aggregating approximately 333,000 net rentable square feet and are 100% leased. The sale was completed on October 25, 2021 (See below).
Unconsolidated joint venture activities
•On August 31, 2021, a joint venture in which we have a 50% interest extended the construction loan collateralized by its The Hub on Causeway – Podium property. At the time of the extension, the outstanding balance of the loan totaled approximately $174.3 million, bore interest at a variable rate equal to LIBOR plus 2.25% per annum and was scheduled to mature on September 6, 2021, with two, one-year extension options, subject to certain conditions. The extended loan continues to bear interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2023. The Hub on Causeway - Podium is a retail and office property with approximately 382,000 net rentable square feet located in Boston, Massachusetts.
•On September 1, 2021, we entered into a joint venture to acquire Safeco Plaza, a Class A office property located in Seattle, Washington, for a gross purchase price of approximately $465.0 million. Safeco Plaza is a 50-story, approximately 765,000 net rentable square-foot, Class A office property. The acquisition was completed through a newly formed joint venture with two institutional partners. Each of the institutional partners invested approximately $71.9 million of cash for its 33.165% ownership interest in the joint venture. We invested approximately $72.6 million for our 33.67% interest in the joint venture and are providing customary operating, property management and leasing services to the joint venture. Our ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities (each, a “Safeco Partner Entity”) through which each partner owns its interest in the joint venture. Subject to the occurrence of certain events and the joint venture achieving certain return thresholds, we are entitled to earn promote distributions. Some of the promote distributions may be payable in cash or, at our election, equity interest(s) in the Safeco Partner Entity(ies). The purchase price was funded with cash and proceeds from a new mortgage loan secured by the property. The mortgage loan has a principal amount of $250.0 million, bears interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum and matures on September 1, 2026.
Debt Transaction
•On September 29, 2021, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 2.450% unsecured senior notes due 2033. The notes were priced at 99.959% of the principal amount to yield an effective rate (including financing fees) of approximately 2.524% per annum to maturity. The notes will mature on October 1, 2033, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $842.5 million after deducting underwriting discounts and transaction expenses.
Transactions completed subsequent to September 30, 2021 included the following:
•On October 15, 2021, BPLP used available cash and funds under its unsecured revolving credit agreement (the “2021 Credit Facility”) to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion, which included approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date and an early redemption premium and unamortized financing costs totaling approximately $43.9 million.
•On October 19, 2021, we partially placed in-service Reston Next, a Class A office project with approximately 1.1 million net rentable square feet located in Reston, Virginia.
•On October 25, 2021, we completed the sale of our 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sales price of $191.5 million, as described above under “- Acquisition/disposition activities”.
•On October 29, 2021, a joint venture in which we have a 50% interest fully placed in-service 7750 Wisconsin Avenue, a Class A office project with approximately 734,000 net rentable square feet located in Bethesda, Maryland.
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
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $542.9 million and $616.3 million for the nine months ended September 30, 2021 compared to 2020, respectively, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the nine months ended September 30, 2021 and 2020 (in thousands):

Boston Properties, Inc.

	Nine months ended September 30,
	2021	2020	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$311,680	$854,541	$(542,861)	(63.53)%
Preferred stock redemption charge	6,412	—	6,412	100.00%
Preferred dividends	2,560	7,875	(5,315)	(67.49)%
Net Income Attributable to Boston Properties, Inc.	320,652	862,416	(541,764)	(62.82)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	35,393	97,090	(61,697)	(63.55)%
Noncontrolling interests in property partnerships	52,602	34,280	18,322	53.45%
Net Income	408,647	993,786	(585,139)	(58.88)%
Other Expenses:
Add:
Interest expense	320,015	319,726	289	0.09%
Losses from early extinguishment of debt	898	—	898	100.00%
Loss from unconsolidated joint ventures	1,745	5,410	(3,665)	(67.74)%
Other Income:
Less:
Gains from investments in securities	3,744	965	2,779	287.98%
Interest and other income (loss)	4,140	4,277	(137)	(3.20)%
Gains on sales of real estate	8,104	613,723	(605,619)	(98.68)%
Other Expenses:
Add:
Depreciation and amortization expense	539,815	515,738	24,077	4.67%
Transaction costs	2,970	1,254	1,716	136.84%
Payroll and related costs from management services contracts	9,166	8,617	549	6.37%
General and administrative expense	117,924	102,059	15,865	15.54%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	9,166	8,617	549	6.37%
Development and management services revenue	20,181	23,285	(3,104)	(13.33)%
Net Operating Income	$1,355,845	$1,295,723	$60,122	4.64%

Boston Properties Limited Partnership

	Nine months ended September 30,
	2021	2020	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$353,633	$969,932	$(616,299)	(63.54)%
Preferred unit redemption charge	6,412	—	6,412	100.00%
Preferred distributions	2,560	7,875	(5,315)	(67.49)%
Net Income Attributable to Boston Properties Limited Partnership	362,605	977,807	(615,202)	(62.92)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	52,602	34,280	18,322	53.45%
Net Income	415,207	1,012,087	(596,880)	(58.98)%
Other Expenses:
Add:
Interest expense	320,015	319,726	289	0.09%
Losses from early extinguishment of debt	898	—	898	100.00%
Loss from unconsolidated joint ventures	1,745	5,410	(3,665)	(67.74)%
Other Income:
Less:
Gains from investments in securities	3,744	965	2,779	287.98%
Interest and other income (loss)	4,140	4,277	(137)	(3.20)%
Gains on sales of real estate	8,104	626,686	(618,582)	(98.71)%
Other Expenses:
Add:
Depreciation and amortization expense	533,255	510,400	22,855	4.48%
Transaction costs	2,970	1,254	1,716	136.84%
Payroll and related costs from management services contracts	9,166	8,617	549	6.37%
General and administrative expense	117,924	102,059	15,865	15.54%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	9,166	8,617	549	6.37%
Development and management services revenue	20,181	23,285	(3,104)	(13.33)%
Net Operating Income	$1,355,845	$1,295,723	$60,122	4.64%
At September 30, 2021 and 2020, we owned or had joint venture interests in a portfolio of 202 and 196 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and nine months ended September 30, 2021 and 2020 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
In our analysis of operating results, particularly to make comparisons of net operating income between periods more meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us and in-service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties acquired, placed in-service or in development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income (loss), gains (losses) on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 140 properties totaling approximately 39.0 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2020 and owned and in service through September 30, 2021. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2020 or disposed of on or prior to September 30, 2021. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2021 and 2020 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2021	2020	Increase/ (Decrease)	% Change	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,969,391	$1,917,628	$51,763	2.70%	$4,617	$297	$31,200	$13,115	$8,928	$14,771	$7,258	$24,067	$2,021,394	$1,969,878	$51,516	2.62%
Termination Income	11,499	8,363	3,136	37.50%	—	—	—	—	—	—	—	59	11,499	8,422	3,077	36.54%
Lease Revenue	1,980,890	1,925,991	54,899	2.85%	4,617	297	31,200	13,115	8,928	14,771	7,258	24,126	2,032,893	1,978,300	54,593	2.76%
Parking and Other	56,398	53,136	3,262	6.14%	488	3	14	16	201	—	1,003	1,150	58,104	54,305	3,799	7.00%
Total Rental Revenue (1)	2,037,288	1,979,127	58,161	2.94%	5,105	300	31,214	13,131	9,129	14,771	8,261	25,276	2,090,997	2,032,605	58,392	2.87%
Real Estate Operating Expenses	728,119	726,296	1,823	0.25%	2,294	443	8,586	5,778	4,414	6,224	2,860	9,289	746,273	748,030	(1,757)	(0.23)%
Net Operating Income (Loss), Excluding Residential and Hotel	1,309,169	1,252,831	56,338	4.50%	2,811	(143)	22,628	7,353	4,715	8,547	5,401	15,987	1,344,724	1,284,575	60,149	4.68%
Residential Net Operating Income (Loss) (2)	14,833	16,809	(1,976)	(11.76)%	—	—	(3,101)	(717)	—	—	—	—	11,732	16,092	(4,360)	(27.09)%
Hotel Net Operating Loss (2)	(611)	(4,944)	4,333	87.64%	—	—	—	—	—	—	—	—	(611)	(4,944)	4,333	87.64%
Net Operating Income (Loss)	$1,323,391	$1,264,696	$58,695	4.64%	$2,811	$(143)	$19,527	$6,636	$4,715	$8,547	$5,401	$15,987	$1,355,845	$1,295,723	$60,122	4.64%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 59. Residential Net Operating Income for the nine months ended September 30, 2021 and 2020 is comprised of Residential Revenue of $29,832 and $29,076 less Residential Expenses of $18,100 and $12,984, respectively. Hotel Net Operating Loss for the nine months ended September 30, 2021 and 2020 is comprised of Hotel Revenue of $7,382 and $7,014 less Hotel Expenses of $7,993 and $11,958, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $51.8 million for the nine months ended September 30, 2021 compared to 2020. Approximately $59.6 million of the increase was related to write-offs of accrued rent and accounts receivable balances that occurred during the nine months ended September 30, 2020 and did not recur in 2021, for primarily retail tenants that either terminated their leases or we determined that the accrued rent and/or accounts receivable balances were no longer probable of collection. Excluding the write-offs, the Same Property Portfolio decreased by approximately $7.8 million due to average occupancy decreasing from 93.4% to 91.7%, resulting in a decrease of approximately $62.9 million, partially offset by an increase in average revenue per square foot by approximately $1.08, contributing approximately $55.1 million.
We continue to evaluate the collectability of our accrued rent and accounts receivable balances related to lease revenue. If after a write-off has been recorded, (1) we subsequently determine that we are probable we will collect substantially all the remaining lessee’s lease payments under the lease term and (2) the lease has not been modified since the write-off, we will then reinstate the accrued rent and accounts receivable write-offs, adjusting for the amount related to the period when the lease payments were considered not probable of collection. If our estimate of collectability differs from the cash received, then the timing and amount of our reported revenue could be impacted.
Each quarter since the second quarter of 2020, the number of executed COVID-19 lease modifications has decreased and as of the third quarter of 2021, we are executing COVID-19 modifications on a limited basis.
Termination Income
Termination income increased by approximately $3.1 million for the nine months ended September 30, 2021 compared to 2020.
Termination income for the nine months ended September 30, 2021 related to 23 tenants across the Same Property Portfolio and totaled approximately $11.5 million, which was primarily related to tenants that terminated leases early in New York City and the Boston region.
Termination income for the nine months ended September 30, 2020 related to 34 tenants across the Same Property Portfolio and totaled approximately $8.4 million, which was primarily related to tenants that terminated leases early in New York City.
Parking and Other Revenue
Parking and other revenue increased by approximately $3.3 million for the nine months ended September 30, 2021 compared to 2020. Parking revenue and other revenue increased by approximately $0.8 million and $2.5 million, respectively. The increase in parking revenue was primarily due to an increase in transient parking. The increase in other revenue was primarily due to approximately $5.1 million in insurance proceeds related to damage at one of our properties in the New York region due to a water main break, partially offset by a decrease in other revenue of approximately $2.6 million related to tenant restoration obligation payments in 2020 that did not recur in 2021. Expenses of $5.1 million related to the insurance claim are included within real estate operating expenses.
We expect to see an increase in parking revenue as the return to office work grows. For the nine months ended September 30, 2021, monthly parking decreased by approximately $4.3 million, offset by an increase in transient parking of approximately $5.6 million, compared to the nine months ended September 30, 2020. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $1.8 million, or 0.3%, for the nine months ended September 30, 2021 compared to 2020, due primarily to an increase in utility expense and expenses related to the insurance claim mentioned above, partially offset by a decrease in real estate taxes and cleaning expenses. The increase in utility expense was experienced across the portfolio and was primarily driven by an increase in physical tenant occupancy, which led to higher demand for electricity and HVAC.

Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2020 and September 30, 2021. Rental revenue and real estate operating expenses increased by approximately $4.8 million and $1.9 million, respectively, for the nine months ended September 30, 2021 compared to 2020, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2021	2020	Change	2021	2020	Change
			(dollars in thousands)
777 Harrison Street (1)	June 26, 2020	N/A	$1,509	$300	$1,209	$1,641	$443	$1,198
153 & 211 Second Avenue	June 2, 2021	136,882	3,101	—	3,101	319	—	319
Shady Grove Bio+Tech Campus	August 2, 2021	233,452	495	—	495	334	—	334
		370,334	$5,105	$300	$4,805	$2,294	$443	$1,851
_______________
(1)Formerly known as Fourth + Harrison and 425 Fourth Street and includes operating results for 759 Harrison Street, which was fully acquired on December 16, 2020.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2020 and September 30, 2021. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $19.9 million and $7.0 million, respectively, for the nine months ended September 30, 2021 compared to 2020, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
Office
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$5,781	$5,485	$296	$2,248	$2,053	$195
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	14,833	8,878	5,955	4,292	2,576	1,716
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	10,600	(1,232)	11,832	2,046	1,149	897
Total Office			707,285	31,214	13,131	18,083	8,586	5,778	2,808

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	1,817	23	1,794	4,918	740	4,178
Total Residential			330,996	1,817	23	1,794	4,918	740	4,178
			1,038,281	$33,031	$13,154	$19,877	$13,504	$6,518	$6,986
_____________
(1)This is the low-rise portion of 601 Lexington Avenue, which was in development for the nine months ended September 30, 2020. Rental revenue for the nine months ended September 30, 2020 includes an approximately $2.9 million write-off of accrued rent and accounts receivable balances for a terminated tenant.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2020 and September 30, 2021. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $5.6 million and $1.8 million, respectively, for the nine months ended September 30, 2021 compared to 2020, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2021	2020	Change	2021	2020	Change
			(dollars in thousands)
325 Main Street (1)	May 9, 2019	115,000	$—	$36	$(36)	$278	$281	$(3)
200 West Street (2)	September 30, 2019	261,000	4,900	3,826	1,074	2,168	2,565	(397)
880 Winter Street (3)	February 25, 2021	224,000	2,476	6,290	(3,814)	1,509	2,338	(829)
3625-3635 Peterson Way (4)	April 16, 2021	218,000	1,753	4,619	(2,866)	459	1,040	(581)
		818,000	$9,129	$14,771	$(5,642)	$4,414	$6,224	$(1,810)
_______________
(1)Real estate operating expenses for the nine months ended September 30, 2021 and 2020 were related to demolition costs.
(2)Conversion of a 126,000 square foot portion of the property to life sciences space from office space.
(3)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
(4)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We are demolishing the building and expect to redevelop the site at a future date.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2020 and September 30, 2021. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $17.0 million and $6.4 million, respectively, for the nine months ended September 30, 2021 compared to 2020, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$—	$1,946	$(1,946)	$—	$881	$(881)
New Dominion Technology Park	February 20, 2020	Office	493,000	—	2,551	(2,551)	—	772	(772)
Capital Gallery (1)	June 25, 2020	Office	631,000	8,261	20,779	(12,518)	2,860	7,636	(4,776)
			1,892,000	$8,261	$25,276	$(17,015)	$2,860	$9,289	$(6,429)
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
For additional information on the sales of the above properties refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties decreased by approximately $2.0 million for the nine months ended September 30, 2021 compared to 2020. Net operating income for the nine months ended September 30, 2020 includes approximately $0.7 million of termination income from a retail tenant.

The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the nine months ended September 30, 2021 and 2020.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)
Average Monthly Rental Rate (1)	$3,459	$4,424	(21.8)%	$2,255	$2,381	(5.3)%	$2,279	$2,327	(2.1)%	$2,577	$2,865	(10.1)%
Average Rental Rate Per Occupied Square Foot	$3.89	$4.89	(20.4)%	$2.46	$2.61	(5.7)%	$2.36	$2.46	(4.1)%	$4.73	$5.26	(10.1)%
Average Physical Occupancy (2)	93.4%	89.0%	4.9%	94.2%	90.2%	4.4%	86.8%	82.0%	5.9%	92.2%	91.2%	1.1%
Average Economic Occupancy (3)	91.0%	88.9%	2.4%	93.6%	89.2%	4.9%	83.6%	77.3%	8.2%	91.0%	90.0%	1.1%
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
Hotel Net Operating Loss
The Boston Marriott Cambridge hotel property operated at a loss of approximately $0.6 million for the nine months ended September 30, 2021. This is approximately $4.3 million less than the nine months ended September 30, 2020.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and has operated at lower occupancy levels due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, and the lower demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until the demand for business and leisure travel returns to historical levels.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2021 and 2020.

	2021	2020	Change (%)
Occupancy	27.8%	19.8%	40.4%
Average daily rate	$192.67	$211.36	(8.8)%
REVPAR	$53.59	$41.85	28.1%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $3.1 million for the nine months ended September 30, 2021 compared to 2020. Development services revenue decreased by approximately $3.8 million while management services revenue increased by approximately $0.7 million. The decrease in development services revenue was primarily related to a decrease in development fees earned from a building owned by a third-party in the Washington, DC region and an unconsolidated joint venture in New York City and fees associated with tenant improvement projects earned from a third-party owned building in the Washington, DC region. The increase in management services revenue was primarily related to an increase in leasing commissions earned from a third-party owned building in the Washington, DC region.
General and Administrative Expense
General and administrative expense increased by approximately $15.9 million for the nine months ended September 30, 2021 compared to 2020 primarily due to an increase in compensation and health care expenses of approximately $17.5 million, partially offset by an approximately $1.6 million decrease in other general and administrative expenses. The increase in compensation expense was related to (1) an approximately $2.7 million increase in the value of our deferred compensation plan, (2) an approximately $13.4 million increase in other compensation expenses, primarily due to age-based vesting and (3) an approximately $1.4 million increase in health care costs. The decrease in other general and administrative expenses was primarily related to a decrease in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the nine months ended September 30, 2021 and 2020 were approximately $10.1 million and $9.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $1.7 million for the nine months ended September 30, 2021 compared to 2020 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $24.1 million for the nine months ended September 30, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2021	2020	Change
	(in thousands)
Same Property Portfolio (1)	$498,208	$498,585	$(377)
Properties Acquired Portfolio	4,742	—	4,742
Properties Placed In-Service Portfolio	14,936	5,144	9,792
Properties in Development or Redevelopment Portfolio (2)	20,855	8,397	12,458
Properties Sold Portfolio	1,074	3,612	(2,538)
	$539,815	$515,738	$24,077
_______________
(1)During the nine months ended September 30, 2021, we commenced redevelopment of View Boston Observatory at The Prudential Center, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the nine months ended September 30, 2021, we recorded approximately $2.6 million of accelerated depreciation expense for the demolition of the space, of which approximately $0.8 million related to the step-up of real estate assets.

(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the nine months ended September 30, 2021, we recorded approximately $13.7 million of accelerated depreciation expense for the demolition of a portion of the building.
Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $22.9 million for the nine months ended September 30, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2021	2020	Change
	(in thousands)
Same Property Portfolio (1)	$491,648	$493,247	$(1,599)
Properties Acquired Portfolio	4,742	—	4,742
Properties Placed In-Service Portfolio	14,936	5,144	9,792
Properties in Development or Redevelopment Portfolio (2)	20,855	8,397	12,458
Properties Sold Portfolio	1,074	3,612	(2,538)
	$533,255	$510,400	$22,855
_______________
(1)During the nine months ended September 30, 2021, we commenced redevelopment of View Boston Observatory at The Prudential Center, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the nine months ended September 30, 2021, we recorded approximately $1.8 million of accelerated depreciation expense for the demolition of the space.
(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the nine months ended September 30, 2021, we recorded approximately $13.7 million of accelerated depreciation expense for the demolition of a portion of the building.
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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the nine months ended September 30, 2021 compared to 2020, loss from unconsolidated joint ventures decreased by approximately $3.7 million primarily due to an approximately $10.3 million gain on sale of investment from the sale of our Annapolis Junction joint venture interest during the nine months ended September 30, 2021 (See Note 5 to the Consolidated Financial Statements). This increase was partially offset by (1) an approximately $5.8 million gain on sale of real estate from the sale of Annapolis Junction Building Eight and two undeveloped land parcels during the nine months ended September 30, 2020 and (2) an approximately $1.1 million decrease in net income from our Metropolitan Square joint venture, primarily related to increased interest expense related to the mortgage refinancing.
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

Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $605.6 million for the nine months ended September 30, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$8.1	(1)
				N/A	N/A	$8.1
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$217.7
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	192.3
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.6	203.6
				$859.7	$500.6	$613.6	(2)
___________
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 9 to the Consolidated Financial Statements). The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $8.1 million.
(2)Excludes approximately $0.1 million of gains on sales of real estate recognized during the nine months ended September 30, 2020 related to gain amounts from sales of real estate occurring in the prior year.
Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $618.6 million for the nine months ended September 30, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain (Loss) on Sale of Real Estate
				(dollars in millions)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$8.1	(1)
				N/A	N/A	$8.1
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$222.4
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	197.1
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.6	207
				$859.7	$500.6	$626.5	(2)
___________
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 9 to the Consolidated Financial Statements). The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $8.1 million.
(2)Excludes approximately $0.2 million of gains on sales of real estate recognized during the nine months ended September 30, 2020 related to gain amounts from sales of real estate occurring in the prior year.

Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $0.1 million for the nine months ended September 30, 2021 compared to 2020, due primarily to a decrease of approximately $2.9 million in interest income as a result of lower interest earned on our deposits, partially offset by an approximately $2.8 million decrease in the allowance for current expected credit losses, which results in higher income.
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
Gains from Investments in Securities
Gains from investments in securities for the nine months ended September 30, 2021 and 2020 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2021 and 2020, we recognized gains of approximately $3.7 million and $1.0 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $3.7 million and $1.0 million during the nine months ended September 30, 2021 and 2020, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
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
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding on its delayed draw term loan (“Delayed Draw Facility”) under our prior unsecured revolving credit agreement (the “2017 Credit Facility”). We recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to unamortized financing costs.

Interest Expense
Interest expense increased by approximately $0.3 million for the nine months ended September 30, 2021 compared to 2020, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2021 compared to September 30, 2020
(in thousands)
Increases to interest expense due to:
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	$14,155
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	11,897
Decrease in capitalized interest related to development projects	3,645
Increase in interest due to finance leases for two in-service properties	1,604
Increase in interest due to finance leases that are related to development properties	1,052
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	116
Total increases to interest expense	32,469
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(22,550)
Decrease in interest rates for the 2017 and 2021 Credit Facilities and the repayment of the unsecured term loan on March 16, 2021 (1)	(5,196)
Increase in capitalized interest related to development projects that had finance leases	(3,645)
Other interest expense (excluding senior notes)	(658)
Decrease in interest related to the repayment of the University Place mortgage loan	(131)
Total decreases to interest expense	(32,180)
Total change in interest expense	$289
_______________
(1)On June 15, 2021, BPLP entered into the 2021 Credit Facility, which replaced the 2017 Credit Facility (See Note 8 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2021 and 2020 was approximately $36.6 million and $41.3 million, respectively. These costs are not included in the interest expense referenced above.
On October 15, 2021, BPLP used available cash and funds under its 2021 Credit Facility to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion, which was equal to par plus approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date and an early redemption premium and unamortized financing costs totaling approximately $43.9 million. We expect to recognize a loss from early extinguishment of debt related primarily to the payment of the redemption premium in the fourth quarter.
At September 30, 2021, our variable rate debt consisted of BPLP’s $1.5 billion revolving facility (the “Revolving Facility”). The Revolving Facility did not have an outstanding balance as of September 30, 2021. For a summary of our consolidated debt as of September 30, 2021 and September 30, 2020 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $18.3 million for the nine months ended September 30, 2021 compared to 2020, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2021	2020	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$8,873	$4,205	$4,668
Times Square Tower (2)	14,915	198	14,717
601 Lexington Avenue (3)	11,245	12,317	(1,072)
100 Federal Street	10,211	10,874	(663)
Atlantic Wharf Office Building	7,358	6,686	672
	$52,602	$34,280	$18,322
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our tenants. In addition, during the nine months ended September 30, 2020, we accelerated amortization expense related to a below-market lease that terminated early.
(2)During the nine months ended September 30, 2020, we wrote off approximately $26.8 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $12.0 million represents our partners’ share of the write-offs.
(3)The decrease was primarily due to a decrease in lease revenue from our retail tenants and a tenant that terminated its space during the nine months ended September 30, 2020, partially offset by the increase in revenue related to placing in-service One Five Nine East 53rd Street. During the nine months ended September 30, 2020, we wrote off approximately $2.9 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined their accrued rent and/or accounts receivable balances, primarily retail tenants, were no longer probable of collection. Approximately $1.3 million represents our partners’ share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $61.7 million for the nine months ended September 30, 2021 compared to 2020 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2021 and 2020
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $18.4 million and $20.4 million for the three months ended September 30, 2021 compared to 2020, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Below are reconciliations of net income attributable to Boston Properties, Inc. common shareholders to NOI and net income attributable to Boston Properties Limited Partnership common unitholders to NOI for the three months ended September 30, 2021 and 2020. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 59.

Boston Properties, Inc.

	Three months ended September 30,
	2021	2020	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$108,297	$89,854	$18,443	20.53%
Preferred dividends	—	2,625	(2,625)	(100.00)%
Net Income Attributable to Boston Properties, Inc.	108,297	92,479	15,818	17.10%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	11,982	10,020	1,962	19.58%
Noncontrolling interests in property partnerships	18,971	15,561	3,410	21.91%
Net Income	139,250	118,060	21,190	17.95%
Other Expenses:
Add:
Interest expense	105,794	110,993	(5,199)	(4.68)%
Loss from unconsolidated joint ventures	5,597	6,873	(1,276)	(18.57)%
Other Income:
Less:
Gains (losses) from investments in securities	(190)	1,858	(2,048)	(110.23)%
Interest and other income (loss)	1,520	(45)	1,565	3,477.78%
Gains (losses) on sales of real estate	348	(209)	557	266.51%
Other Expenses:
Add:
Depreciation and amortization expense	179,412	166,456	12,956	7.78%
Transaction costs	1,888	307	1,581	514.98%
Payroll and related costs from management services contracts	3,006	2,896	110	3.80%
General and administrative expense	34,560	27,862	6,698	24.04%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,006	2,896	110	3.80%
Development and management services revenue	6,094	7,281	(1,187)	(16.30)%
Net Operating Income	$458,729	$421,666	$37,063	8.79%

Boston Properties Limited Partnership

	Three months ended September 30,
	2021	2020	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$122,014	$101,624	$20,390	20.06%
Preferred distributions	—	2,625	(2,625)	(100.00)%
Net Income Attributable to Boston Properties Limited Partnership	122,014	104,249	17,765	17.04%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	18,971	15,561	3,410	21.91%
Net Income	140,985	119,810	21,175	17.67%
Other Expenses:
Add:
Interest expense	105,794	110,993	(5,199)	(4.68)%
Loss from unconsolidated joint ventures	5,597	6,873	(1,276)	(18.57)%
Other Income:
Less:
Gains (losses) from investments in securities	(190)	1,858	(2,048)	(110.23)%
Interest and other income (loss)	1,520	(45)	1,565	3,477.78%
Gains (losses) on sales of real estate	348	(209)	557	266.51%
Other Expenses:
Add:
Depreciation and amortization expense	177,677	164,706	12,971	7.88%
Transaction costs	1,888	307	1,581	514.98%
Payroll and related costs from management services contracts	3,006	2,896	110	3.80%
General and administrative expense	34,560	27,862	6,698	24.04%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,006	2,896	110	3.80%
Development and management services revenue	6,094	7,281	(1,187)	(16.30)%
Net Operating Income	$458,729	$421,666	$37,063	8.79%

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 143 properties totaling approximately 39.7 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2020 and owned and in-service through September 30, 2021. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after July 1, 2020 or disposed of on or prior to September 30, 2021. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2021 and 2020 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold. We did not sell any properties during the three months ended September 30, 2021 and 2020.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Total Property Portfolio
	2021	2020	Increase/ (Decrease)	% Change	2021	2020	2021	2020	2021	2020	2021	2020	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$671,248	$649,484	$21,764	3.35%	$2,840	$—	$3,904	$157	$1,752	$4,753	$679,744	$654,394	$25,350	3.87%
Termination Income	1,874	2,715	(841)	(30.98)%	—	—	—	—	—	—	1,874	2,715	(841)	(30.98)%
Lease Revenue	673,122	652,199	20,923	3.21%	2,840	—	3,904	157	1,752	4,753	681,618	657,109	24,509	3.73%
Parking and Other	23,250	16,170	7,080	43.78%	—	—	5	4	—	—	23,255	16,174	7,081	43.78%
Total Rental Revenue (1)	696,372	668,369	28,003	4.19%	2,840	—	3,909	161	1,752	4,753	704,873	673,283	31,590	4.69%
Real Estate Operating Expenses	249,844	250,951	(1,107)	(0.44)%	582	—	648	307	1,162	2,048	252,236	253,306	(1,070)	(0.42)%
Net Operating Income (Loss), Excluding Residential and Hotel	446,528	417,418	29,110	6.97%	2,258	—	3,261	(146)	590	2,705	452,637	419,977	32,660	7.78%
Residential Net Operating Income (Loss) (2)	5,731	5,480	251	4.58%	—	—	(882)	(717)	—	—	4,849	4,763	86	1.81%
Hotel Net Operating Income (Loss) (2)	1,243	(3,074)	4,317	140.44%	—	—	—	—	—	—	1,243	(3,074)	4,317	140.44%
Net Operating Income (Loss)	$453,502	$419,824	$33,678	8.02%	$2,258	$—	$2,379	$(863)	$590	$2,705	$458,729	$421,666	$37,063	8.79%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 59. Residential Net Operating Income for the three months ended September 30, 2021 and 2020 is comprised of Residential Revenue of $10,894 and $9,718 less Residential Expenses of $6,045 and $4,955, respectively. Hotel Net Operating Income (Loss) for the three months ended September 30, 2021 and 2020 is comprised of Hotel Revenue of $5,189 and $90 less Hotel Expenses of $3,946 and $3,164, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue from the Same Property Portfolio increased by approximately $21.8 million for the three months ended September 30, 2021 compared to 2020. Approximately $7.5 million of the increase related to write-offs of accrued rent and accounts receivable balances that occurred during the three months ended September 30, 2020 and did not recur in 2021, for primarily retail tenants that either terminated their leases or we determined that the accrued rent and/or accounts receivable balances were no longer probable of collection. Excluding the write-offs, the Same Property Portfolio increased by approximately $14.3 million primarily due to our average revenue per square foot increasing by approximately $2.77, resulting in an increase of approximately $24.1 million, partially offset by an approximately $9.8 million decrease due to our average occupancy decreasing from 92.4% to 91.0%.
We continue to evaluate the collectability of our accrued rent and accounts receivable balances related to lease revenue. If after a write-off has been recorded, (1) we subsequently determine that we are probable we will collect substantially all the remaining lessee’s lease payments under the lease term and (2) the lease has not been modified since the write-off, we will then reinstate the accrued rent and accounts receivable write-offs, adjusting for the amount related to the period when the lease payments were considered not probable of collection. If our estimate of collectability differs from the cash received, then the timing and amount of our reported revenue could be impacted.
Each quarter since the second quarter of 2020, the number of executed COVID-19 lease modifications has decreased and as of the third quarter of 2021, we are executing COVID-19 modifications on a limited basis.
Termination Income
Termination income decreased by approximately $0.8 million for the three months ended September 30, 2021 compared to 2020.
Termination income for the three months ended September 30, 2021 related to six tenants across the Same Property Portfolio and totaled approximately $1.9 million, which was primarily related to tenants that terminated leases early in New York City.
Termination income for the three months ended September 30, 2020 related to 10 tenants across the Same Property Portfolio and totaled approximately $2.7 million, which was primarily related to tenants that terminated leases early in New York City and the Washington, DC region.
Parking and Other Revenue
Parking and other revenue increased by approximately $7.1 million for the three months ended September 30, 2021 compared to 2020. Parking revenue and other revenue increased by approximately $6.3 million and $0.8 million, respectively. The increase in parking revenue was primarily due to an increase in transient parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio decreased by approximately $1.1 million, or 0.4%, for the three months ended September 30, 2021 compared to 2020, due primarily to a decrease in real estate taxes of approximately $5.9 million, or 4.4%, offset by an increase in utility and other real estate operating expenses of approximately $3.1 million, or 12.1%, and $1.7 million, or 1.9%, respectively. The decrease in real estate taxes was primarily experienced in New York City. The increase in utility expense was experienced across the portfolio and was primarily driven by an increase in physical tenant occupancy, which led to higher demand for electricity and HVAC.

Properties Acquired Portfolio
The table below lists the properties acquired between July 1, 2020 and September 30, 2021. Rental revenue and real estate operating expenses increased by approximately $2.8 million and $0.6 million, respectively, for the three months ended September 30, 2021 compared to 2020, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2021	2020	Change	2021	2020	Change
			(dollars in thousands)
153 & 211 Second Avenue	June 2, 2021	136,882	$2,345	$—	$2,345	$248	$—	$248
Shady Grove Bio+Tech Campus	August 2, 2021	233,452	495	—	495	334	—	334
		370,334	$2,840	$—	$2,840	$582	$—	$582

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between July 1, 2020 and September 30, 2021. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $4.5 million and $1.3 million, respectively, for the three months ended September 30, 2021 compared to 2020, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
Office
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	$3,909	$161	$3,748	$648	$307	$341
Total Office			220,000	3,909	161	3,748	648	307	341

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	806	23	783	1,688	740	948
Total Residential			330,996	806	23	783	1,688	740	948
			550,996	$4,715	$184	$4,531	$2,336	$1,047	$1,289
_______________
(1)This is the low-rise portion of 601 Lexington Avenue, which was in development for the three months ended September 30, 2020.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between July 1, 2020 and September 30, 2021. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $3.0 million and $0.9 million, respectively, for the three months ended September 30, 2021 compared to 2020.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2021	2020	Change	2021	2020	Change
			(dollars in thousands)
325 Main Street (1)	May 9, 2019	115,000	$—	$—	$—	$169	$207	$(38)
200 West Street (2)	September 30, 2019	261,000	1,752	1,233	519	932	784	148
880 Winter Street (3)	February 25, 2021	224,000	—	1,977	(1,977)	61	706	(645)
3625-3635 Peterson Way (4)	April 16, 2021	218,000	—	1,543	(1,543)	—	351	(351)
		818,000	$1,752	$4,753	$(3,001)	$1,162	$2,048	$(886)

_______________
(1)Real estate operating expenses for the three months ended September 30, 2021 and 2020 were related to demolition costs.
(2)Conversion of a 126,000 square foot portion of the property to life sciences space from office space.
(3)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
(4)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We are demolishing the building and expect to redevelop the site at a future date.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.3 million for the three months ended September 30, 2021 compared to 2020. Net operating income for the three months ended September 30, 2020 includes approximately $0.7 million of termination income from a retail tenant.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the three months ended September 30, 2021 and 2020.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)
Average Monthly Rental Rate (1)	$3,747	$4,231	(11.4)%	$2,299	$2,352	(2.3)%	$2,429	$2,319	4.7%	$2,642	$2,676	(1.3)%
Average Rental Rate Per Occupied Square Foot	$4.17	$4.62	(9.7)%	$2.50	$2.57	(2.7)%	$2.51	$2.42	3.7%	$4.82	$4.91	(1.8)%
Average Physical Occupancy (2)	96.5%	80.2%	20.3%	96.3%	89.7%	7.4%	93.2%	82.2%	13.4%	94.5%	85.7%	10.3%
Average Economic Occupancy (3)	95.4%	80.7%	18.2%	96.3%	88.9%	8.3%	92.0%	78.2%	17.6%	93.9%	83.1%	13.0%
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
Hotel Net Operating Income (Loss)
The Boston Marriott Cambridge hotel property operated at an approximately $1.2 million profit during the three months ended September 30, 2021. This is approximately $4.3 million greater than the three months ended September 30, 2020.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and has operated at lower occupancy levels due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, and the lower demand and low occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until the demand for business and leisure travel returns to historical levels.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2021 and 2020.

	2021	2020	Change (%)
Occupancy	49.4%	—%	100.0%
Average daily rate	$222.31	$—	100.0%
REVPAR	$109.86	$—	100.0%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.2 million for the three months ended September 30, 2021 compared to 2020. Development and management services revenue decreased by approximately $1.1 million and $0.1 million, respectively. The decrease in development services revenue was primarily related to a decrease of approximately $0.6 million in development fees earned in New York City from an unconsolidated joint venture and a decrease of approximately $0.5 million in fees associated with tenant improvement projects earned from a building owned by a third-party in the Washington, DC region. The decrease in management services revenue was primarily related to a decrease in property management fees earned from third-party owned buildings in the Washington, DC region.
General and Administrative Expense
General and administrative expense increased by approximately $6.7 million for the three months ended September 30, 2021 compared to 2020 primarily due to an increase in compensation expense of approximately $6.4 million, and an increase of approximately $0.3 million in other general and administrative expenses. The increase in compensation expense was partially offset by a decrease of approximately $2.1 million in the value of our deferred compensation plan. The increase in other general and administrative expenses was primarily related to an increase in meals and travel expense.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2021 and 2020 were approximately $3.4 million. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $1.6 million for the three months ended September 30, 2021 compared to 2020 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $13.0 million for the three months ended September 30, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2021	2020	Change
	(in thousands)
Same Property Portfolio	$171,977	$163,114	$8,863
Properties Acquired Portfolio	3,761	—	3,761
Properties Placed In-Service Portfolio	3,295	695	2,600
Properties in Development or Redevelopment Portfolio	379	2,647	(2,268)
	$179,412	$166,456	$12,956

Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $13.0 million for the three months ended September 30, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2021	2020	Change
	(in thousands)
Same Property Portfolio	$170,242	$161,364	$8,878
Properties Acquired Portfolio	3,761	—	3,761
Properties Placed In-Service Portfolio	3,295	695	2,600
Properties in Development or Redevelopment Portfolio	379	2,647	(2,268)
	$177,677	$164,706	$12,971

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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended September 30, 2021 compared to 2020, loss from unconsolidated joint ventures decreased by approximately $1.3 million due to a $2.2 million increase in net income at our Colorado Center joint venture, primarily due to a write-off of lease revenue during the three months ended September 30, 2020. This increase was partially offset by an approximately $1.1 million decrease in net income from our Dock 72 joint venture, primarily related to depreciation and amortization.
Gains (Losses) on Sales of Real Estate
Gains (losses) on sales of real estate increased by approximately $0.6 million for the three months ended September 30, 2021 compared to 2020. During the three months ended September 30, 2021, we recognized a gain of approximately $0.3 million related to the sale of 6595 Springfield Center Drive (See Note 3 to the Consolidated Financial Statements). During the three months ended September 30, 2020, we incurred approximately $0.2 million of additional expenses related to the sale of a portion of Capital Gallery in Washington, DC, thus resulting in a loss on sale of real estate.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $1.6 million for the three months ended September 30, 2021 compared to 2020, due to an approximately $1.9 million decrease in the allowance for current expected credit losses, which results in higher income, partially offset by a decrease of approximately $0.3 million in interest income as a result of lower interest earned on our deposits.
On January 1, 2020, we adopted ASU 2016-13 and, as a result, we were required to record an allowance for current expected credit losses related to our outstanding (1) related party note receivable, (2) notes receivable and (3) off-balance sheet credit exposures.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended September 30, 2021 and 2020 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended September 30, 2021 and 2020, we recognized gains (losses) of approximately $(0.2) million and $1.9 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(0.2) million and $1.9 million during the three months ended September 30, 2021 and 2020, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.

Interest Expense
Interest expense decreased by approximately $5.2 million for the three months ended September 30, 2021 compared to 2020, as detailed below.

Component	Change in interest expense for the three months ended September 30, 2021 compared to September 30, 2020
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	$5,491
Decrease in capitalized interest related to development projects	2,876
Increase in interest due to finance leases for two in-service properties	447
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	116
Total increases to interest expense	8,930
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(8,945)
Increase in capitalized interest related to development projects that had finance leases	(2,876)
Decrease in interest due to finance leases that are related to development properties	(999)
Decrease in interest rates for the 2017 and 2021 Credit Facilities and the repayment of the unsecured term loan on March 16, 2021 (1)	(981)
Other interest expense (excluding senior notes)	(286)
Decrease in interest related to the repayment of University Place mortgage loan	(42)
Total decreases to interest expense	(14,129)
Total change in interest expense	$(5,199)
_______________
(1) On June 15, 2021, BPLP entered into the 2021 Credit Facility, which replaced the 2017 Credit Facility (See Note 8 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended September 30, 2021 and 2020 was approximately $11.6 million and $13.5 million, respectively. These costs are not included in the interest expense referenced above.
On October 15, 2021, BPLP used available cash and funds under its 2021 Credit Facility to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion, which was equal to par plus approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date and an early redemption premium and unamortized financing costs totaling approximately $43.9 million. We expect to recognize a loss from early extinguishment of debt related primarily to the payment of the redemption premium in the fourth quarter.
At September 30, 2021, our outstanding variable rate debt consisted of BPLP’s $1.5 billion Revolving Facility. The Revolving Facility did not have an outstanding balance as of September 30, 2021. For a summary of our consolidated debt as of September 30, 2021 and September 30, 2020 refer to the heading “Liquidity and Capital Resources—Capitalization—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $3.4 million for the three months ended September 30, 2021 compared to 2020, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2021	2020	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$3,406	$2,104	$1,302
Times Square Tower (1)	4,995	3,545	1,450
601 Lexington Avenue	4,436	4,352	84
100 Federal Street	3,421	3,565	(144)
Atlantic Wharf Office Building (2)	2,713	1,995	718
	$18,971	$15,561	$3,410
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our tenants.
(2)During the three months ended September 30, 2020, we wrote off approximately $0.5 million of accrued rent and accounts receivable balances for retail tenants whose balances we determined were no longer probable of collection. Approximately $0.2 million represents our partners’ share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $2.0 million for the three months ended September 30, 2021 compared to 2020 due primarily to an increase in allocable income. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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

The following table presents information on properties under construction and redevelopment as of September 30, 2021 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at 9/30/2021 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	$283,920	$418,400	$—	$—	$134,480	90%
100 Causeway Street (50% ownership)	Third Quarter, 2022	Boston, MA	1	632,000	229,627	267,300	200,000	148,603	—	95%	(6)
7750 Wisconsin Avenue (Marriott International Headquarters) (50% ownership)	First Quarter, 2022	Bethesda, MD	1	734,000	168,945	198,900	127,500	104,036	6,491	100%	(7)
Reston Next	Fourth Quarter, 2023	Reston, VA	2	1,062,000	507,726	715,300	—	—	207,574	85%	(8)
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	209,193	356,100	—	—	146,907	56%
Total Office Properties under Construction			6	3,328,000	1,399,411	1,956,000	327,500	252,639	495,452	87%

Lab/Life Sciences
200 West Street (Redevelopment)	Fourth Quarter, 2021	Waltham, MA	—	138,000	29,340	47,800	—	—	18,460	100%	(9)
880 Winter Street (Redevelopment)	Second Quarter, 2024	Waltham, MA	1	224,000	6,964	108,000	—	—	101,036	23%
751 Gateway (49% ownership)	Third Quarter, 2024	South San Francisco, CA	1	229,000	28,723	127,600	—	—	98,877	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	41,442	274,700	—	—	233,258	—%
Total Lab/Life Sciences Properties under Construction			3	920,000	106,469	558,100	—	—	451,631	21%

Other
View Boston Observatory at The Prudential Center (Redevelopment)	N/A	Boston, MA	—	59,000	45,158	182,300	—	—	137,142	N/A
Total Properties under Construction			9	4,307,000	$1,551,038	$2,696,400	$327,500	$252,639	$1,084,225	72%	(10)
___________
(1)Represents our share.
(2)Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement all include our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2021.
(3)Includes approximately $77.8 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $77.8 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of November 2, 2021, including leases with future commencement dates.
(6)This property was 79% placed in-service as of September 30, 2021.
(7)On October 29, 2021, this project was fully placed in-service (See Note 15 to the Consolidated Financial Statements).
(8)On October 19, 2021, approximately 285,000 square feet of the project was placed in-service.
(9)Represents a portion of the property under redevelopment for conversion to laboratory space.
(10)Percentage leased excludes View Boston Observatory at The Prudential Center (redevelopment) at 800 Boylston Street - The Prudential Center.

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
Leasing activity and revenue from transient parking and our hotel improved during the third quarter of 2021. We signed approximately 1.4 million square feet of leases in the quarter, which represents more than double the leasing volume in the first quarter of 2021 and is approximately 90% of our pre-pandemic average for the third quarter. Our parking and hotel revenue also increased approximately 36% compared to the second quarter of 2021. We expect parking revenue to continue to improve gradually as the return to in-person work accelerates and hotel occupancy to remain low until the demand for business and leisure travel returns to historical levels.
Our primary uses of capital over the next twelve months will be the completion of our current and committed development and redevelopment projects, servicing the principal and interest payments on our outstanding indebtedness and satisfying our REIT distribution requirements.
As of September 30, 2021, we had nine properties under development or redevelopment. Our share of the remaining development and redevelopment costs that we expect to fund through 2024 was approximately $1.1 billion.
During the third quarter of 2021, BPLP completed a public “green bond” offering of $850.0 million of 2.450% unsecured senior notes due October 2033. The offering marked BPLP’s fourth green bond offering and represented the lowest coupon ever issued by BPLP. The net proceeds from the offering along with available cash and borrowings under BPLP’s Revolving Facility were used to fully redeem the $1.0 billion aggregate principal amount of 3.85% unsecured senior notes that were scheduled to mature in February 2023. The early repayment will result in a loss from early extinguishment of debt of approximately $43.9 million in the fourth quarter of 2021. This amount includes approximately $1.0 million of unamortized financing and other costs.
We have a SCP that provides us the opportunity to partner with large institutional investors and capitalize our investment opportunities partially through private equity. The SCP enhances our access to capital and investment capacity and further enhances our returns through fees paid to us, and in certain partnerships, a greater share of income upon achieving certain success criteria. These large financial partners include some of the world’s largest sovereign wealth funds and pension plans. Our use of the SCP is consistent with our ongoing strategy to create value through opportunistic investments in high-quality office properties in markets with the strongest economic growth over time while maintaining a strong balance sheet and modest leverage. As part of the broader SCP, we announced in July 2021 the formation of an investment program with two large partners committing a targeted equity investment of $1.0 billion, including $250 million from us. Under this agreement, we will provide these partners, for up to two years, exclusive first offers to form joint ventures with us to invest in assets that meet the SCP’s target criteria. All investments are discretionary to each partner.
For example, during the third quarter of 2021, we partnered with two SCP partners to acquire Safeco Plaza, a 50-story, approximately 765,000 net rentable square foot, LEED-Platinum certified, Class A office property located in Seattle, Washington. After mortgage financing, the partners contributed approximately $215 million to fund the acquisition. Each partner owns approximately a one-third ownership interest in the property (See Note 5 to the Consolidated Financial Statements).
In addition, we expect to acquire 360 Park Avenue South, located in New York, New York, for a purchase price of approximately $300 million in the fourth quarter of 2021. At closing, we will assume approximately $202 million of mortgage debt and issue approximately $98 million of OP Units, with a floor price of $111 per OP Unit. Other than customary closing costs, no cash is required to close the transaction. We expect to fund future investment in this asset through a joint venture with one or more financial partners from the SC Program. There can be no assurance that this acquisition will be consummated on the terms currently contemplated or at all.

On October 25, 2021, we completed the sale of our 181, 191 and 201 Spring Street properties, located in Lexington, Massachusetts, for a gross sales price of $191.5 million.
We have no debt maturities during the remainder of 2021. We have one loan maturing in 2022 that has an outstanding principal balance of approximately $618.7 million (of which our share is approximately $340.3 million). The loan is secured by our 601 Lexington Avenue property in New York. Our unconsolidated joint ventures have two loans maturing in 2022, of which our share of outstanding principal is approximately $147.0 million. We are currently in the market to refinance the 601 Lexington Avenue mortgage. Due to the increase in cash flow from this asset, due in part to the redevelopment completed earlier in 2021, we anticipate increasing the principal amount of the mortgage and reducing the interest rate as part of the refinancing. There can be no assurance that this refinancing will be consummated on the terms currently contemplated or at all.
Although the current and future impact of COVID-19 on our liquidity and capital resources will depend on a wide range of factors, we believe that our access to capital and our strong liquidity, including the approximately $1.2 billion available under the 2021 Credit Facility and available cash of approximately $362.7 million (of which approximately $122.2 million is attributable to our consolidated joint venture partners), as of November 2, 2021, is sufficient to fund our remaining capital requirements on existing development and redevelopment projects, repay our maturing indebtedness when due, satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
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

Cash and cash equivalents and cash held in escrows aggregated approximately $1.1 billion and $1.8 billion at September 30, 2021 and 2020, respectively, representing a decrease of approximately $0.7 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2021	2020	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$786,859	$782,423	$4,436
Net cash used in investing activities	(998,368)	(388,411)	(609,957)
Net cash provided by (used in) financing activities	(425,899)	678,891	(1,104,790)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, excluding residential units, was approximately 7.5 years as of September 30, 2021, including leases signed by our unconsolidated joint ventures, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the nine months ended September 30, 2021 consisted primarily of acquisitions of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by proceeds from sale of investment in unconsolidated joint ventures. Cash used in investing activities for the nine months ended September 30, 2020 consisted primarily of acquisitions of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale of real estate and capital distribution from unconsolidated joint ventures, as detailed below:

	Nine months ended September 30,
	2021	2020
	(in thousands)
Acquisitions of real estate (1)	$(218,679)	$(135,698)
Construction in progress (2)	(381,104)	(358,824)
Building and other capital improvements	(103,840)	(116,894)
Tenant improvements	(218,878)	(172,401)
Proceeds from sales of real estate (3)	—	505,679
Capital contributions to unconsolidated joint ventures (4)	(95,462)	(158,374)
Capital distributions from unconsolidated joint ventures (5)	122	55,123
Proceeds from sale of investment in unconsolidated joint venture (6)	17,789	—
Issuance of note receivable, net (7)	—	(9,800)
Investments in securities, net	1,684	2,778
Net cash used in investing activities	$(998,368)	$(388,411)

Cash used in investing activities changed primarily due to the following:
(1)On August 2, 2021, we acquired Shady Grove Bio+Tech Campus in Rockville, Maryland, for a purchase price, including transaction costs, of approximately $118.5 million in cash. Shady Grove Bio+Tech Campus is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site.
On June 2, 2021, we acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for a         purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet.

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
(2)Construction in progress for the nine months ended September 30, 2021 includes ongoing expenditures associated with One Five Nine East 53rd Street, which was completed and fully placed in-service during the nine months ended September 30, 2021. In addition, we incurred costs associated with our continued development/redevelopment of 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue, Reston Next, 180 CityPoint, View Boston Observatory at The Prudential Center and 880 Winter Street.
Construction in progress for the nine months ended September 30, 2020 includes ongoing expenditures associated with 17Fifty Presidents Street, 20 CityPoint and The Skylyne, which were partially or fully placed in-service during the nine months ended September 30, 2020. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, Reston Next, 2100 Pennsylvania Avenue, 200 West Street and 325 Main Street.
(3)On June 25, 2020, we completed the sale of a portion of our Capital Gallery property located in Washington, DC for a gross sales price of approximately $253.7 million. Net cash proceeds totaled approximately $246.6 million, resulting in a gain on sale of real estate totaling approximately $203.6 million for BXP and approximately $207.0 million for BPLP. Capital Gallery is an approximately 631,000 net rentable square foot Class A office property. The portion sold is comprised of approximately 455,000 net rentable square feet of commercial office space. We continue to own the land, underground parking garage and remaining commercial office and retail space containing approximately 176,000 net rentable square feet at the property.
On February 20, 2020, we completed the sale of New Dominion Technology Park located in Herndon, Virginia for a gross sales price of $256.0 million. Net cash proceeds totaled approximately $254.0 million, resulting in a gain on sale of real estate totaling approximately $192.3 million for BXP and approximately $197.1 million for BPLP. New Dominion Technology Park is comprised of two Class A office properties aggregating approximately 493,000 net rentable square feet.
(4)Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2021 consisted primarily of cash contributions of approximately $72.6 million and $11.4 million to our Safeco Plaza and Santa Monica Business Park joint ventures, respectively. On September 1, 2021, we entered into a new joint venture for Safeco Plaza located in Seattle, Washington (See Note 5 to the Consolidated Financial Statements).
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2020 consisted primarily of cash contributions of approximately $75.0 million, $39.0 million, $27.2 million and $7.5 million to our Platform 16, 3 Hudson Boulevard, Beach Cities Media Center and Metropolitan Square joint ventures, respectively.
(5)Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2020 consisted of cash distributions totaling (1) approximately $22.5 million from our Metropolitan Square joint venture resulting from the excess proceeds from the refinancing of the mortgage loan on the property, (2) approximately $17.9 million from our Annapolis Junction joint venture resulting from available cash and the net proceeds from the sale of Annapolis Junction Building Eight and two land parcels after the pay down of the mortgage loan and (3) approximately $14.0 million from our Colorado Center joint venture resulting from the excess proceeds from the mortgage financing on the property that occurred during 2017, which proceeds were released from lender reserves.
(6)On March 30, 2021, we completed the sale of our 50% ownership interest in Annapolis Junction NFM LLC (the “Annapolis Junction Joint Venture”) to the joint venture partner for a gross sales price of $65.9 million. Net cash proceeds to us totaled approximately $17.8 million after repayment of our share of debt totaling approximately $15.1 million.
(7)Issuance of notes receivable, net consisted of the $10.0 million of financing provided to an affiliate of our partner in the joint venture that owns and is developing 7750 Wisconsin Avenue located in Bethesda, Maryland. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of our partner’s hotel property is substantially completed. The loan is collateralized by a pledge of the partner’s equity interest in our joint venture that owns and is developing 7750 Wisconsin Avenue.
Cash used in financing activities for the nine months ended September 30, 2021 totaled approximately $425.9 million. This amount consisted primarily of (1) the redemption of BPLP’s $850.0 million in aggregate principal amount of its 4.125% senior notes due 2021, (2) the repayment of the Delayed Draw Facility under the 2017 Credit Facility, (3) redemption of the Series B Preferred Stock, (4) payment of our regular dividends and distributions to our shareholders and unitholders and (5) distributions to noncontrolling interest holders in property partnership. These decreases were partially offset by the proceeds from the issuance by BPLP of (1) $850.0 million in aggregate principal amount of its 2.550% senior unsecured notes due 2032 and (2) $850.0 million in aggregate principal amount of its 2.450% senior unsecured notes due 2033. Future debt payments are discussed below under the heading “Capitalization—Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	September 30, 2021
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,206	156,206	$16,924,920
Common Operating Partnership Units	17,477	17,477	1,893,633	(2)
Total Equity		173,683	$18,818,553

Consolidated Debt			$13,378,350
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,289,582
Subtract:
Partners’ share of Consolidated Debt (4)			(1,190,479)
BXP’s Share of Debt			$13,477,453

Consolidated Market Capitalization			$32,196,903
BXP’s Share of Market Capitalization			$32,296,006
Consolidated Debt/Consolidated Market Capitalization			41.55%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			41.73%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on September 30, 2021 of $108.35.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2018 MYLTIP Units) but excludes MYLTIP Units granted between 2019 and 2021 because the three-year performance period has not ended.

(3)See page 92 for additional information.
(4)See page 91 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 30, 2021, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2019 - 2021 MYLTIP Units are not included in this calculation as of September 30, 2021.
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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Capitalization—Mortgage Notes Payable” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of September 30, 2021, we had approximately $13.4 billion of outstanding consolidated indebtedness, representing approximately 41.55% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $10.5 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.48% per annum and maturities in 2023 through 2033 and (2) $2.9 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.89% per annum and a weighted-average term of 4.6 years.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at September 30, 2021 and September 30, 2020.

	September 30,
	2021	2020
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$2,898,699	$2,912,494
Unsecured senior notes, net	10,479,651	9,636,397
Unsecured line of credit	—	—
Unsecured term loan, net	—	499,270
Consolidated Debt	13,378,350	13,048,161
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,289,582	1,114,031
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,190,479)	(1,195,957)
BXP’s Share of Debt	$13,477,453	$12,966,235

	September 30,
	2021	2020
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	100.00%	96.17%
Variable rate	—%	3.83%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.57%	3.75%
Variable rate	—%	1.18%
Total	3.57%	3.65%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.47%	3.65%
Variable rate	—%	1.09%
Total	3.47%	3.55%
Weighted-average maturity at end of period (in years):
Fixed rate	5.9	5.8
Variable rate	—	1.6
Total	5.9	5.6
_______________
(1)See page 92 for additional information.
(2)See page 91 for additional information.
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
As of September 30, 2021, BPLP had no borrowings under its 2021 Credit Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.5 billion. As of November 2, 2021, BPLP had $310.0 million of borrowings under its 2021 Credit Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.2 billion.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of September 30, 2021, see Note 7 to the Consolidated Financial Statements.
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
On September 29, 2021, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 2.450% unsecured senior notes due 2033. The notes were priced at 99.959% of the principal amount to yield an effective rate (including financing fees) of approximately 2.524% per annum to maturity. The notes will mature on October 1, 2033, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $842.5 million after deducting underwriting discounts and transaction expenses.
On October 15, 2021, BPLP used available cash and funds under its 2021 Credit Facility to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion, which included approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date and an early redemption premium and unamortized financing costs totaling approximately $43.9 million.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2021, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2021:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(19,857)	$2,280,143	$912,128	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	4.75%	4.79%	618,725	(169)	618,556	278,351	(5)	April 10, 2022
Total			$2,918,725	$(20,026)	$2,898,699	$1,190,479

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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2021, the maximum funding obligation under the guarantee was approximately $20.3 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 9 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Off-Balance Sheet Arrangements—Joint Venture Indebtedness
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At September 30, 2021, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.0 billion (of which our proportionate share is approximately $1.3 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2021. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55.00%	4.06%	4.24%	$300,000	$(2,003)	$297,997	$163,899	(2)(3)	July 19, 2025
Market Square North	50.00%	2.80%	2.96%	125,000	(848)	124,152	62,076	(2)(4)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	36,694	(285)	36,409	18,204		January 1, 2032
Colorado Center	50.00%	3.56%	3.58%	550,000	(602)	549,398	274,699	(2)	August 9, 2027
Dock 72	50.00%	3.10%	3.32%	196,412	(1,178)	195,234	97,617	(2)(5)	December 18, 2023
The Hub on Causeway - Podium	50.00%	2.34%	2.50%	174,329	(561)	173,768	86,884	(2)(6)	September 6, 2023
Hub50House	50.00%	2.08%	2.37%	176,468	(297)	176,171	88,085	(2)(7)	April 19, 2022
100 Causeway Street	50.00%	1.59%	1.81%	297,206	(1,624)	295,582	147,791	(2)(8)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	1.34%	1.88%	208,071	(2,204)	205,867	102,933	(2)(9)	April 26, 2023
Safeco Plaza	33.67%	2.35%	2.50%	250,000	(1,798)	248,202	83,570	(2)(10)	September 1, 2026
500 North Capitol Street, NW	30.00%	4.15%	4.20%	105,000	(99)	104,901	31,470	(2)	June 6, 2023
901 New York Avenue	25.00%	3.61%	3.69%	217,851	(581)	217,270	54,318		January 5, 2025
3 Hudson Boulevard	25.00%	3.59%	3.67%	80,000	(112)	79,888	19,972	(2)(11)	July 13, 2023
Metropolitan Square	20.00%	5.40%	6.90%	294,073	(3,751)	290,322	58,064	(2)(12)	July 7, 2022
Total				$3,011,104	$(15,943)	$2,995,161	$1,289,582
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
(6)The construction financing had a borrowing capacity of $204.6 million. On September 16, 2019, the joint venture paid down the construction loan principal balance in the amount of approximately $28.8 million, reducing the borrowing capacity to $175.8 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2023.
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
(10)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum and matures on September 1, 2026.
(11)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of September 30, 2021, the loan has approximately $13.1 million of accrued interest due at the maturity date.
(12)The loan bears interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum and matures on July 7, 2022 with two, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the LIBOR rate at a cap of 3.00% per annum on a notional amount of $325.0 million through July 7, 2022.
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
Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$108,297	$89,854
Add:
Preferred dividends	—	2,625
Noncontrolling interest—common units of the Operating Partnership	11,982	10,020
Noncontrolling interests in property partnerships	18,971	15,561
Net income	139,250	118,060
Add:
Depreciation and amortization	179,412	166,456
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(16,773)	(15,833)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,803	20,413
Corporate-related depreciation and amortization	(443)	(444)
Less:
Gains (losses) on sales of real estate	348	(209)
Noncontrolling interests in property partnerships	18,971	15,561
Preferred dividends	—	2,625
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	299,930	270,675
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	29,453	26,697
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$270,477	$243,978
Our percentage share of Funds from Operations—basic	90.18%	90.14%
Weighted average shares outstanding—basic	156,183	155,645

Reconciliation to Diluted Funds from Operations:

	Three months ended September 30,
	2021		2020
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$299,930	173,194	$270,675	172,677
Effect of Dilutive Securities:
Stock based compensation	—	415	—	25
Diluted Funds from Operations	$299,930	173,609	$270,675	172,702
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	29,393	17,011	26,693	17,032
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$270,537	156,598	$243,982	155,670
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.20% and 90.14% for the three months ended September 30, 2021 and 2020, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended September 30, 2021 and 2020:

	Three months ended September 30,
	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,014	$101,624
Add:
Preferred distributions	—	2,625
Noncontrolling interests in property partnerships	18,971	15,561
Net income	140,985	119,810
Add:
Depreciation and amortization	177,677	164,706
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(16,773)	(15,833)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	17,803	20,413
Corporate-related depreciation and amortization	(443)	(444)
Less:
Gains (losses) on sales of real estate	348	(209)
Noncontrolling interests in property partnerships	18,971	15,561
Preferred distributions	—	2,625
Funds from Operations attributable to Boston Properties Limited Partnership common unitholders (1)	$299,930	$270,675
Weighted average shares outstanding—basic	173,194	172,677
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2018 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Three months ended September 30,
	2021		2020
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$299,930	173,194	$270,675	172,677
Effect of Dilutive Securities:
Stock based compensation	—	415	—	25
Diluted Funds from Operations	$299,930	173,609	$270,675	172,702
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
During the three months ended September 30, 2021, we paid approximately $67.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended September 30, 2021, we and our unconsolidated joint venture partners incurred approximately $102.9 million of new tenant-related obligations associated with approximately 1.4 million square feet of second generation leases, or approximately $73 per square foot. We did not sign any first generation leases during the three months ended September 30, 2021. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and our corresponding estimate of fair value as of September 30, 2021. As of September 30, 2021, all of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. The following table presents our aggregate debt obligations with corresponding weighted-average interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2021	2022	2023	2024	2025	2026+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$3,058	$611,132	$(3,494)	$(3,494)	$(3,494)	$2,294,991	$2,898,699	$3,032,122
GAAP Average Interest Rate	4.79%	4.79%	—%	—%	—%	3.64%	3.89%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(2,920)	$(11,746)	$1,489,323	$690,587	$841,857	$7,472,550	$10,479,651	$11,157,602
GAAP Average Interest Rate	—%	—%	3.73%	3.92%	3.35%	3.41%	3.48%
Variable Rate	—	—	—	—	—	—	—	—
Total Debt	$138	$599,386	$1,485,829	$687,093	$838,363	$9,767,541	$13,378,350	$14,189,724

At September 30, 2021, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.47% per annum.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2021 – July 31, 2021	105	(1)	$0.01	N/A	N/A
August 1, 2021 – August 31, 2021	2,023	(1)	$0.01	N/A	N/A
September 1, 2021 – September 30, 2021	—		$—	N/A	N/A
Total	2,128		$0.01	N/A	N/A
___________
(1)Represents shares of restricted common stock of BXP repurchased in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2021, in connection with issuances of common stock by BXP pursuant to issuances to employees of restricted common stock under the 2021 Plan and issuances of common stock under the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan, BPLP issued an aggregate of 22,862 common units to BXP in exchange for approximately $452,250, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
July 1, 2021 – July 31, 2021	850	(1)	$0.22	N/A	N/A
August 1, 2021 – August 31, 2021	2,195	(2)	$0.03	N/A	N/A
September 1, 2021 – September 30, 2021	—		$—	N/A	N/A
Total	3,045		$0.08	N/A	N/A
___________
(1)Includes 105 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of a certain employee’s employment with BXP and 745 LTIP units that were repurchased by BPLP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreement and LTIP unit vesting agreements, such shares were repurchased at a price of $0.01 per share and such LTIP units were repurchased at a price of $0.25 per LTIP unit, which were the amounts originally paid by such employee for such shares and LTIP units.
(2)Includes 2,023 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of a certain employee’s employment with BXP and

172 LTIP units that were repurchased by BPLP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreement, such shares were repurchased at a price of $0.01 per share and such LTIP units were repurchased at a price of $0.25 per LTIP unit, which were the amounts originally paid by such employee for such shares and LTIP units.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.

ITEM 6—Exhibits.
(a)Exhibits

4.1	—
Supplemental Indenture No. 23, dated as of September 29, 2021, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.450% Senior Note due 2033. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on September 29, 2021.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*.). (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 5, 2021	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 5, 2021	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)