Form 10-K
period 2021-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2022-02-25
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Boston Properties, Inc.:    Yes  ☐   No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the 155,788,201 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $17,851,769,904 based upon the last reported sale price of $114.59 per share on the New York Stock Exchange on June 30, 2021. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.).
As of February 14, 2022, there were 156,676,277 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 19, 2022 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2021.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2021 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of December 31, 2021, BXP owned an approximate 89.7% ownership interest in BPLP. The remaining approximate 10.3% interest was owned by limited partners. The other limited partners of BPLP are (1) persons who contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP and/or (2) recipients of long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the Annual Reports on Form 10-K of BXP and BPLP into this single report:
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
The Company believes it is important to understand the few differences between BXP and BPLP in the context of how BXP and BPLP operate as a consolidated company. The financial results of BPLP are consolidated into the financial statements of BXP. BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving the securities of BXP. BPLP holds substantially all of the assets of BXP, including ownership interests in joint ventures. BPLP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity issuances by BXP, which are contributed to the capital of BPLP in exchange for common or preferred units of partnership in BPLP, as applicable, BPLP generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under its credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties and interests in joint ventures.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $261.4 million, or 1.5% at December 31, 2021, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, the following items in this report present information separately for BXP and BPLP:
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
• Note 3. Real Estate;
• Note 12. Stockholders’ Equity / Partners’ Capital;
• Note 13. Segment Information; and
• Note 14. Earnings Per Share / Common Unit;

• Item 15. Financial Statement Schedule—Schedule 3.

This report also includes separate Part II, Item 9A. Controls and Procedures, consents of the independent registered public accounting firm (Exhibits 23.1 and 23.2), and certifications (Exhibits 31.1 to 31.4 and 32.1 to 32.4) for each of BXP and BPLP.

Summary of Risk Factors
The risk factors detailed in Item 1A titled “Risk Factors” in this Annual Report on Form 10-K are the risks that we believe are material to our investors and a reader should carefully consider them. Those risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. The following is a summary of the risk factors detailed in Item 1A:
•Our performance depends upon the economic conditions, particularly the supply and demand characteristics, of our markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
•Adverse economic and geopolitical conditions, health crises and dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
•The COVID-19 pandemic has caused severe disruptions in the United States and global economies, including disruptions in the financial and labor markets, which could materially and adversely affect our financial condition, results of operations, cash flows, liquidity and performance and that of our tenants.
•Our success depends on key personnel whose continued service is not guaranteed.
•Our performance and value are subject to risks associated with our real estate assets and with the real estate industry, including, without limitation:
◦potential difficulties or delays renewing leases or re-leasing space;
◦potential adverse effects from major tenants’ bankruptcies or insolvencies;
◦potential delays in completion of development and redevelopment projects due to supply chain disruptions and labor shortages; and
◦potential increase in costs to maintain, renovate and develop our properties related to inflation.
•Our actual costs to develop properties may exceed our budgeted costs.
•Our use of joint ventures and participation in the Strategic Capital Program may limit our control over and flexibility with jointly owned investments and other assets we may wish to acquire.
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
•Our involvement in legal proceedings and other claims may result in substantial monetary and other costs that have a material adverse effect on our results of operations.
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
This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 58.

PART I
Item 1. Business

General
BXP, a Delaware corporation, is a fully integrated, self-administered and self-managed REIT, and is one of the largest publicly-traded office REITs (based on total market capitalization as of December 31, 2021) in the United States that develops, owns and manages primarily Class A office properties. BXP was formed in 1997 to succeed the real estate development, redevelopment, acquisition, management, operating and leasing businesses associated with the predecessor company founded by Mortimer B. Zuckerman and Edward H. Linde in 1970.
Our properties are concentrated in six markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. At December 31, 2021, we owned or had joint venture interests in a portfolio of 201 commercial real estate properties, aggregating approximately 52.8 million net rentable square feet of primarily Class A office properties, including nine properties under construction/redevelopment totaling approximately 3.4 million net rentable square feet. As of December 31, 2021, our properties consisted of:

•182 office properties (including nine properties under construction/redevelopment);
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
We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. BXP manages BPLP as its sole general partner. Our principal executive office and Boston regional office are located at The Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199 and our telephone number is (617) 236-3300. In addition, we have regional offices at 2800 28th Street, Suite 170, Santa Monica, California 90405, 599 Lexington Avenue, New York, New York 10022, Four Embarcadero Center, San Francisco, California 94111, 1001 Fourth Avenue, Seattle, Washington 98154 and 2200 Pennsylvania Avenue NW, Washington, DC 20037.
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
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 14, 2022, the owner of approximately 89.6% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP and (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP, or LTIP Units, for which all performance conditions have been satisfied for such conversion. We exclude from (1) and (2) above other LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards in 2020 or later (“MYLTIP Awards”), which remain subject to performance conditions. An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned.

Transactions During 2021
Acquisitions
On June 2, 2021, we acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for an aggregate purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet. The properties are 100% leased.
On August 2, 2021, we acquired Shady Grove Innovation District in Rockville, Maryland, for a purchase price, including transaction costs, of approximately $118.5 million in cash. Shady Grove Innovation District is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. We intend to reposition three of the buildings, which are currently vacant, to support lab or life sciences uses. As a result, the three vacant buildings are not part of our in-service portfolio. We anticipate that we will redevelop or convert the remaining four buildings to lab or life sciences-related uses as each becomes vacant.
On December 14, 2021, we completed the acquisition of 360 Park Avenue South, an approximately 450,000 square-foot, 20-story Class A office property located in the Midtown South submarket of Manhattan. The gross purchase price, including transaction costs, was approximately $300.7 million and consisted of (1) the assumption of approximately $200.3 million of mortgage debt collateralized by the property and (2) the issuance of approximately 866,503 common units of limited partnership interest in BPLP (“OP Units”). The OP Units issued totaled approximately $99.7 million based on the average closing price per share of BXP common stock for the five trading days immediately preceding the closing date. Following the acquisition, on December 14, 2021, we refinanced the mortgage loan with a new lender. The new mortgage loan totals $220.0 million (See Note 7 to the Consolidated Financial Statements). On December 15, 2021, we entered into a joint venture with two institutional partners, as part of our Strategic Capital Program (“SCP”), and contributed the property and related loan for our aggregate (direct and indirect) 42.21% ownership interest in the joint venture (See Note 6 to the Consolidated Financial Statements). The joint venture has commenced redevelopment activity.
Pending Acquisition
On April 19, 2021, we entered into an agreement to acquire 11251 Roger Bacon Drive, in Reston, Virginia, for an aggregate purchase price of approximately $5.6 million. The closing is scheduled to occur in the first or second quarter of 2022. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property is 100% leased to a single tenant with a lease that expires concurrently with the planned closing. There can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
Dispositions
For information explaining why BXP and BPLP may report different gains on sales of real estate, see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 10 to the Consolidated Financial Statements). The development project achieved final completion during the third quarter of 2021. The total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain on sale of real estate of approximately $8.1 million during the year ended December 31, 2021.
On October 25, 2021, we completed the sale of our 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sales price of $191.5 million. Net cash proceeds totaled approximately $179.9 million, resulting in a gain on sale of real estate totaling approximately $115.6 million for BXP and approximately $117.1 million for BPLP. 181,191 and 201 Spring Street are three Class A office properties aggregating approximately 333,000 net rentable square feet.
Developments/Redevelopments
As of December 31, 2021, we had nine office properties under construction/redevelopment, which we expect will total approximately 3.4 million net rentable square feet. We estimate our share of the total investment to complete these projects, in the aggregate, is approximately $2.5 billion, of which approximately $1.1 billion remains to be invested as of December 31, 2021. Approximately 59% of the commercial space in these development projects was pre-leased as of February 14, 2022. For a detailed list of the properties under construction/

redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On February 1, 2021, the consolidated entity in which we have a 55% interest completed and fully placed in-service One Five Nine East 53rd Street, a Class A office and retail redevelopment of the low-rise portion of its 601 Lexington Avenue property with approximately 220,000 net rentable square feet located in New York City.
On February 25, 2021, we commenced the development of 180 CityPoint, located in Waltham, Massachusetts. When completed, the building will consist of approximately 329,000 net rentable square feet of laboratory space.
On February 25, 2021, we commenced the redevelopment of 880 Winter Street, located in Waltham, Massachusetts. When completed, the building will consist of approximately 224,000 net rentable square feet of laboratory space.
On February 25, 2021, we commenced the redevelopment of View Boston Observatory at The Prudential Center, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts.
On April 16, 2021, we removed 3625-3635 Peterson Way from our in-service portfolio following the lease expiration of the last tenant on April 15, 2021. Subsequently, we demolished the building and expect to redevelop the site at a future date. 3625-3635 Peterson Way was an approximately 218,000 net rentable square foot Class A office building located in Santa Clara, California.
On October 19, 2021, we partially placed in-service Reston Next, a Class A office project with approximately 1.1 million net rentable square feet located in Reston, Virginia.
On December 3, 2021, we completed and fully placed in-service approximately 138,000 net rentable square feet at 200 West Street located in Waltham, Massachusetts, a redevelopment to convert a portion of the building to laboratory space.
On December 8, 2021, we commenced the development of 103 CityPoint, located in Waltham, Massachusetts. When completed, the building will consist of approximately 113,000 net rentable square feet of life sciences space.
Ground Lease
On May 19, 2021, we amended the ground lease at Sumner Square in Washington, DC to extend the term for an additional 15 years. Prior to the amendment, the ground lease was scheduled to expire on August 10, 2066. The ground lease will now expire on August 9, 2081. The amended lease required us to pay $23.0 million of rent in 2021 and requires our remaining obligation of approximately $4.0 million be used to fund certain operation and maintenance costs incurred by the government with respect to the Sumner School for the next five years, with no payments thereafter. We continue to classify this ground lease as an operating lease. On July 1, 2021, we made the $23.0 million payment. Sumner Square is an approximately 210,000 net rentable square foot Class A office building.
Mortgage Notes
On March 26, 2021, we used available cash to repay the mortgage loan collateralized by our University Place property located in Cambridge, Massachusetts totaling approximately $0.9 million. The mortgage loan bore interest at a fixed rate of 6.94% per annum and was scheduled to mature on August 1, 2021. There was no prepayment penalty.
On December 10, 2021, the consolidated entity in which we have a 55% interest refinanced the mortgage loan collateralized by its 601 Lexington Avenue property located in New York City with a new lender. The mortgage loan has a principal amount of $1.0 billion, requires interest-only payments at a fixed interest rate of 2.79% per annum and matures on January 9, 2032. The previous mortgage loan had an outstanding balance of approximately $616.1 million, bore interest at a fixed rate of 4.75% per annum and was scheduled to mature on April 10, 2022. There was no prepayment penalty associated with the repayment of the previous mortgage loan. We recognized a loss from early extinguishment of debt totaling approximately $0.1 million due to the write-off of unamortized deferred financing costs.

On December 14, 2021, we completed the acquisition of 360 Park Avenue South, located in the Midtown South submarket of Manhattan. The gross purchase price, including transaction costs, was approximately $300.7 million and consisted of (1) the assumption of approximately $200.3 million of mortgage debt collateralized by the property and (2) the issuance of approximately 866,503 OP Units (see “Acquisitions” above). Following the acquisition, on December 14, 2021, we refinanced the mortgage loan with a new lender. The new mortgage loan totaling $220.0 million, of which $202.0 million was advanced at closing, bears interest at a variable rate equal to the Adjusted Term SOFR plus 2.40% per annum and matures on December 14, 2024 with two, one-year extension options, subject to certain conditions. The spread on the variable rate may be reduced, subject to certain conditions. The loan proceeds were used to prepay the previous mortgage loan, which had an outstanding principal balance of approximately $200.3 million, bore interest at a fixed rate of 6.044% per annum and was scheduled to mature on March 1, 2022. There was no prepayment penalty associated with the repayment of the mortgage loan. On December 15, 2021, we entered into a joint venture with two institutional partners as part of our SCP and contributed the property and related loan for our aggregate (direct and indirect) 42.21% ownership interest in the joint venture (See Note 6 to the Consolidated Financial Statements).
Unsecured Debt
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
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding on its delayed draw term loan facility under its prior unsecured revolving credit agreement (the “2017 Credit Facility”). We recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to unamortized financing costs.
On June 15, 2021, BPLP amended and restated the 2017 Credit Facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility replaces the 2017 Credit Facility, which was scheduled to expire on April 24, 2022. The 2021 Credit Facility provides for borrowings of up to $1.5 billion (the “Revolving Facility”), subject to customary conditions. Among other things, the amendment and restatement (1) extended the maturity date to June 15, 2026, (2) eliminated the $500.0 million delayed draw term loan facility provided under the 2017 Credit Facility, (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions. Based on BPLP’s December 31, 2021 credit rating, (1) the applicable Eurocurrency and LIBOR Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
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
On October 15, 2021, BPLP used proceeds from its September 2021 offering of unsecured senior notes and borrowings under its 2021 Credit Facility to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion. The redemption price included approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 104.284% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $44.2 million, which amount included the payment of the redemption premium totaling approximately $42.8 million.

Equity Transactions
During the year ended December 31, 2021, BXP acquired an aggregate of 523,969 common units of limited partnership interest, including 148,442 common units issued upon the conversion of LTIP Units, 2012 OPP Units and earned MYLTIP Units, presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
On March 2, 2021, BXP issued a redemption notice for 80,000 shares of its 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock (the “Depositary Shares”). The redemption price per share of Series B Preferred Stock was $2,500 plus all accrued and unpaid dividend, to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, we transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent.
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
On December 14, 2021, BPLP issued approximately 866,503 OP Units as partial consideration for the acquisition of 360 Park Avenue South in New York, New York. The OP Units issued totaled approximately $99.7 million based on the average closing price per share of BXP common stock for the five trading days immediately preceding the closing date.
Investments in Unconsolidated Joint Ventures
On February 25, 2021, a joint venture in which we had a 54% interest commenced the development of 751 Gateway, a laboratory building located in South San Francisco, California, that is expected to be approximately 231,000 net rentable square feet upon completion. 751 Gateway is the first phase of a multi-phase development plan at Gateway Commons. Upon the formation of the joint venture in 2020, we had an approximately 55% ownership interest in the joint venture as a result of the partner’s deferred contribution and the partner is obligated to fund all required capital until such time as we own a 50% interest. On December 31, 2021, we had a 50% interest in the joint venture. In accordance with the terms of the joint venture agreement, we expect we will have a 49% interest in this property.
On March 30, 2021, we completed the sale of our 50% ownership interest in Annapolis Junction NFM LLC (the “Annapolis Junction Joint Venture”) to the joint venture partner for a gross sales price of $65.9 million. Net cash proceeds to us totaled approximately $17.8 million after repayment of our share of debt totaling approximately $15.1 million. We recognized a gain on sale of investment totaling approximately $10.3 million, which is included in Income (Loss) from Unconsolidated Joint Ventures in the accompanying Consolidated Statements of Operations. In addition to net cash proceeds from the sale, we received a distribution of approximately $5.8 million of available cash. Annapolis Junction Buildings Six and Seven are Class A office properties totaling approximately 247,000 net rentable square feet. With the sale of our ownership interest in the Annapolis Junction Joint Venture, we no longer have any assets in Annapolis, Maryland.
On June 11, 2021, a joint venture in which we have a 50% interest partially placed in-service 100 Causeway Street, a Class A office project with approximately 634,000 net rentable square feet located in Boston, Massachusetts. On December 1, 2021, the property was fully placed in-service.
On August 31, 2021, a joint venture in which we have a 50% interest extended the construction loan collateralized by its The Hub on Causeway – Podium property. At the time of the extension, the outstanding balance of the loan totaled approximately $174.3 million, bore interest at a variable rate equal to LIBOR plus 2.25% per annum and was scheduled to mature on September 6, 2021, with two, one-year extension options, subject to certain conditions. The extended loan continues to bear interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2023. The Hub on Causeway - Podium is a retail and office property with approximately 382,000 net rentable square feet located in Boston, Massachusetts.

On September 1, 2021, we entered into a joint venture to acquire Safeco Plaza, a Class A office property located in Seattle, Washington, for a net purchase price of approximately $460.1 million, including $4.9 million of seller funded leasing and capital costs. Safeco Plaza is a 50-story, approximately 765,000 net rentable square-foot, Class A office property. The acquisition was completed through a newly formed joint venture with two institutional partners. Each of the institutional partners invested approximately $71.9 million of cash for their respective 33.165% ownership interest in the joint venture. We invested approximately $72.6 million for our 33.67% interest in the joint venture and are providing customary operating, property management and leasing services to the joint venture. Our ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities (each a “Safeco Partner Entity”) through which each partner owns its interest in the joint venture. Subject to the occurrence of certain events and the joint venture achieving certain return thresholds, we are entitled to earn promote distributions. Some of the promote distributions may be payable in cash or, at our election, additional equity interest(s) in the Safeco Partner Entity(ies). The purchase price was funded with cash and proceeds from a new mortgage loan collateralized by the property. The mortgage loan has a principal amount of $250.0 million, bears interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum and matures on September 1, 2026.
On October 29, 2021, a joint venture in which we have a 50% interest completed and fully placed in-service 7750 Wisconsin Avenue, a Class A office project with approximately 733,000 net rentable square feet located in Bethesda, Maryland.
On December 14, 2021, we completed the acquisition of 360 Park Avenue South in New York City (see “Acquisitions” above). On December 15, 2021, we entered into a joint venture with two institutional partners to own, operate and redevelop the property. We contributed the property and related loan for our aggregate (direct and indirect) 42.21% interest in the joint venture. The joint venture has commenced redevelopment activity, including modernizing building systems and creating amenities, collaborative spaces, and client spaces. Our ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 5.837% indirect ownership in the joint venture, and (3) an additional 1% interest in each of the two entities (each a “360 Park Avenue South Partner Entity”) through which each partner owns its interest in the joint venture. Our partners will fund required capital until their aggregate investment is approximately 58% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests. Subject to the occurrence of certain events and the joint venture achieving certain return thresholds, we are entitled to earn promote distributions. Some of the promote distributions may be payable in cash or, at our election, additional equity interest(s) in the 360 Park Avenue South Partner Entity(ies).
Stock Option and Incentive Plan
On February 2, 2021, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2021 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2021 MYLTIP has an aggregate value of approximately $15.3 million, which amount will generally be amortized into earnings under the graded vesting method (See Note 16 to the Consolidated Financial Statements).
On February 5, 2021, the measurement period for our 2018 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final awards were determined to be 29.2% of target, or an aggregate of approximately $4.6 million (after giving effect to employee separations). As a result, an aggregate of 285,925 2018 MYLTIP Units that had been previously granted were automatically forfeited.
Business and Growth Strategies
Business Strategies
Our primary business objective is to maximize return on investment to provide our investors with the greatest possible total return in all points of the economic cycle. Our strategies to achieve this objective are:
•to target a few carefully selected geographic markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC—and to be one of the leading, if not the leading, developers, owners and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective tenants in various industries and where tenants have demonstrated a preference for high-quality office buildings and other facilities. Additionally, our markets have historically been able to recruit new talent to them and as such created job growth that results in growth in rental rates and occupancy over time. We have explored, and may continue to explore for future investment, select domestic and international markets that exhibit these same traits;
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
•to own and develop high-quality real estate designed to meet the demands of today’s tenants who require sophisticated telecommunications and related infrastructure, support services, sustainable features and amenities, including those amenities that enrich in-person experiences and support a hybrid work environment, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;
•to opportunistically acquire assets that increase our market share in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;
•to explore joint venture opportunities with (1) existing property owners located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital and (2) expand our SCP, leveraging our skills as developers, owners and managers of Class A office space and mixed-use complexes;
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
Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth, utilization of our SCP and our balance sheet position us to continue to selectively develop a range of property types, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and life sciences space, within budget and on schedule. We believe we are also well-positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:
•our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 17.7 million additional square feet of new office, life sciences, retail and residential development;
•our reputation gained through 52 years of successful operations and the stability and strength of our existing portfolio of properties;
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
•our ability to procure entitlements from multiple municipalities to develop sites and attract land owners to sell or partner with us; and
•our relationship with domestic and foreign investors, including SCP partners, who seek to partner with companies like ours.
Opportunities to execute our external growth strategy fall into three categories:
•Development in selected submarkets. We believe the selected development of well-positioned office, life sciences, residential buildings and mixed-use complexes may be justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 52-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.
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
•Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We are also able to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or BXP’s common stock may facilitate these types of acquisitions on a tax-efficient basis. Recently promulgated Treasury regulations may limit the tax benefits previously available to sellers in some variations of these transactions.
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
The weighted-average lease term of our in-place leases based on square feet, including leases signed by our unconsolidated joint ventures, was approximately 7.9 years at December 31, 2021, and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable tenants. Based on leases in place at December 31, 2021, leases with respect to approximately 6.4% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2022.
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

Environmental, Social and Governance (ESG)
Our Strategy
We actively work to promote our growth and operations in a sustainable and responsible manner across our six regions. The BXP ESG strategy is to conduct our business, the development, ownership and operation of new and existing buildings, in a manner that contributes to positive economic, social and environmental outcomes for our customers, shareholders, employees and the communities we serve. Our investment philosophy is shaped by our core strategy of long-term ownership and our commitment to our communities and the centers of commerce and civic life that make them thrive. We are focused on developing and maintaining healthy, high-performance buildings, while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste, greenhouse gas emissions and climate change. Positive social impact is also of great importance to BXP and our employees, which is exhibited by our commitments to charitable giving, volunteerism, public realm investments and promoting diversity and inclusion in the workplace and our communities. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and broader society while mutually benefiting our stakeholders.
ESG Leadership
We continue to address the needs of our stakeholders by making efforts to maintain and improve our ESG performance across three pillars: climate action, climate resilience and social good. BXP is a widely recognized industry leader in ESG. 2021 ESG highlights include:
•BXP ranked among the top real estate companies in the GRESB assessment, earning a sixth consecutive 5-Star rating. 2021 was the tenth consecutive year that BXP earned the GRESB “Green Star” designation.
•BXP was named to Newsweek’s America’s Most Responsible Companies 2022 list for the second consecutive year. BXP ranked first in the real estate industry with a ranking increase from 56th overall out of 421 companies in 2020 to 31st overall out of 499 companies in 2021.
•BXP was named to the Dow Jones Sustainability Index (DJSI) North America. BXP was one of nine real estate companies that qualified and the only office REIT in the index, scoring in the 93rd percentile of the real estate companies assessed for inclusion.
•BXP ranked #4 on the inaugural Forbes Green Growth 50, a list focused on large American corporations that have reduced greenhouse gas emissions while simultaneously growing earnings.
•BXP was named an ENERGY STAR Partner of the Year – Sustained Excellence Award Winner.
•BXP was named a Green Lease Leader at the highest Gold level by the Institute for Market Transformation and the U.S. Department of Energy for exhibiting a strong commitment to high performance and sustainability in buildings and best practices in leasing.
Our leadership position is due, in part, to our establishment of environmental goals, the periodic reporting of progress towards our goals and the achievement of these goals. We have publicly adopted energy, emissions, water and waste goals that establish reduction targets aligned with the United Nations Sustainable Development Goals. As of the end of 2020, the combined impacts of efficiency measures, renewable energy and reduced physical occupancy due to the COVID-19 pandemic resulted in a 41% decrease in energy use intensity and an 86% reduction in greenhouse gas emissions intensity below a 2008 base year. We have also aligned our emissions reduction targets with climate science and in 2020 became the first North American office REIT to establish an emissions reduction target ambition in line with a 1.5°C trajectory, the most ambitious designation available at the time of submission under the Science Based Targets initiative. In April 2021, we affirmed our commitment to achieving carbon-neutral operations (for direct and indirect scope 1 and scope 2 emissions) by 2025 from our occupied and actively managed buildings where we have operational control.
We are focused on developing, owning and operating healthy and high-performance buildings. BXP is a corporate member of the U.S. Green Building Council® (“USGBC”) and has a long history of green buildings under USGBC’s Leadership in Energy and Environmental Design™ (LEED®) rating system. We have LEED-certified 28.3 million square feet of our portfolio, of which 98% is certified at the highest Gold and Platinum levels. In 2018, we announced a partnership with a leading healthy building certification system, Fitwel, to support healthy building design and operational practices across our portfolio, becoming a Fitwel Champion. We completed our Fitwel Champion commitments and have added 16.7 million square feet of Fitwel certified buildings. In response to the

COVID-19 pandemic, we completed the Fitwel Viral Response Module Enterprise and Asset-level Certification at all actively managed office properties.
Sustainability Accounting Standards Board (“SASB”) Disclosures
The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposed sustainability accounting metrics designed for disclosure in mandatory filings, such as the Annual Report on Form 10-K, and serves as the framework against which we have aligned our disclosures for sustainability information. The recommended energy and water management activity metrics for the real estate industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); percentage of the eligible portfolio that is certified ENERGY STAR® (“ENERGY STAR certified”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). Our energy and water data is collected from utility bills and submeters and is assured by an independent, third party assurance expert, which includes all SASB 2020 energy and water metrics. For more information on the independent, third-party assurance expert and the methodology used to assure the data, refer to “Reporting” below. During the 2020 calendar year, 52 buildings representing 49% of our eligible portfolio were ENERGY STAR certified. A licensed professional has verified all ENERGY STAR applications.
The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2020 for which data were available on occupied and actively managed buildings where we had operational control.1,2,3,4,5,6
_______________
(1)Full 2021 calendar year energy and water data will not be available and assured by a third party until March 31, 2022. Therefore, 2020 is the most recent year for which complete and third-party assured energy and water data is available.
(2)The charts reflect the performance of our occupied and actively managed office building portfolio in Boston, Los Angeles, New York, San Francisco and Washington, DC. The charts do not include performance data for our property in Seattle, which we acquired in September 2021. We defined “occupied office buildings” as buildings with no more than 50% vacancy. Actively managed buildings are buildings where we have operational control of building system performance and investment decisions. At the end of the 2020 calendar year, our occupied and actively managed buildings included 107 buildings totaling 42.2 million gross square feet, which accounted for approximately 83% of BXP’s total in-service portfolio by area.
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
(6)2020 data reflects the combined impacts of efficiency measures, renewable energy and reduced physical occupancy due to the COVID-19 pandemic.

Climate Resilience
As a long-term owner and active manager of real estate assets in operation and under development, we take a long-term view on climate change risks and opportunities. We are focused on understanding how climate change may impact the performance of our portfolio and the steps we can take to increase climate resilience. We continue to evaluate the potential risks associated with climate change that could impact our portfolio and are taking proactive steps to plan for and/or mitigate such risks.
➢    Governance
As a vertically integrated, full-service real estate company, we are engaged in addressing climate-related issues at all levels of our organization. Management’s role in overseeing, assessing and managing climate-related risks, opportunities and initiatives is spread across multiple teams throughout our organization, including our Board of Directors, executive leadership and our Sustainability, Risk Management, Development, Construction and Property Management departments. BXP has a dedicated team of sustainability professionals focused on ESG issues that coordinate and collaborate across corporate and regional teams to advance environmental sustainability issues and initiatives. In 2021, our Board of Directors established a new, board-level Sustainability Committee to, among other things, increase Board oversight over sustainability issues, including climate-related risks and opportunities. The Sustainability Committee directly reports to and advises the Board of Directors on matters related to the environment, sustainability and climate change and resilience.
Our approach to climate-related issues is also informed by robust stakeholder engagement. We are in frequent dialogue with investors, customers, community members, governmental policymakers, consultants and other non-governmental organizations. We are heavily involved in industry associations and participate in conferences and workshops covering ESG, sustainability and climate resilience topics. Through these engagements, we enhance our knowledge of climate-related issues and those issues that are most important to our stakeholders and industry best practices.
➢    Strategy
We have aligned our climate-related disclosures with the recommendations of the Task Force on Climate-Related Financial Disclosures (“TCFD”). The TCFD framework has informed the development of our strategy for identifying and managing both physical and transition risks associated with climate change. As defined by the TCFD framework, physical risks associated with climate change include acute risks (extreme weather-related events) and chronic risks (such as extreme heat and sea-level rise), and transition risks associated with climate change include policy and legal risks, and other technology, market and reputation-related risks.
We continue to proactively assess the potential risks that may impact the properties in our portfolio, but our assessment and analysis remain preliminary in nature as we gather information and monitor the evolving regulatory landscape related to climate change. Our process for assessing climate-related risks and their implications on our properties and business includes conducting climate change scenario analyses on our portfolio assets. In particular, we engaged Moody’s ESG Solutions (formerly branded as Four Twenty Seven Application), an independent provider of science-driven insights and analytics on climate risk, for its climate risk scoring to evaluate the forward-looking physical climate risk exposure of our entire portfolio. The scenario analysis and physical risk scoring was based on an RCP 8.5 emissions scenario, which is a worst-case, high emissions scenario, under a time horizon up to 2040. The scenario analysis included all in-service assets owned by BXP and included climate events such as hurricane, wildfire, heat, water stress, flooding and sea-level rise. We are also using Moody’s ESG Solutions data to identify potential risks during the new acquisition diligence process. The analysis of our portfolio yielded no material findings.
We consider climate-related risks and opportunities in the context of the following time horizons: short-term (1-2 years), medium-term (3-10 years) and long-term (>10 years). Based on the foregoing process for evaluating climate-related risks, including the scenario analysis, we have identified (1) the following potential physical and transition risks associated with climate change that could impact our portfolio in the future across the stated time horizons and (2) BXP’s climate-related opportunities. We will continue to analyze the results of the Moody’s ESG Solutions analysis and the following risks and opportunities to understand our potential exposure and inform our climate resilience strategy and future investments, which include climate-related risk mitigation and initiatives.

Time Period	Physical Risks
Short- to Medium-Term
Increased severity of extreme weather events, including flooding and wind damage, extreme heat and sea-level rise may cause one or more of the following to occur:
•Direct damage to properties
•Increased costs of property insurance
•Supply chain disruption
•Costs associated with capital expenditures and infrastructure-related remediation projects
•Alteration of designs at new and existing buildings
•Increased costs of real estate taxes or other assessments

Long-Term
Building adaptation, including architectural and mechanical improvements, could increase capital expenditure requirements.
Extreme drought and wildfires could adversely impact demand in markets prone to water scarcity and annual wildfire risk.
Sea-level rise and extreme weather events could make property insurance unavailable in high-risk areas.
Public transportation system disruptions could impact access to BXP buildings.
Chronic climate-related physical risks and associated downtime could result in declining demand for office space at impacted buildings.

Time Period	Transition Risks
Short- to Medium-Term
Non-compliance with regulatory requirements, including energy and carbon performance standards, may increase costs and/or introduce potential fines.
Compliance with green building codes, including electrification of heating systems, may increase development and operational costs.
Failure to meet sustainability needs (e.g., net-zero requirements) of customers and investors could result in lost business.
Additional growth, particularly in life sciences, may increase energy and emissions intensities.

Long-Term	Real estate taxes may increase to fund public projects to improve regional and neighborhood-scale resilience.
Time Period	Opportunities
Short-Term
Energy and carbon reductions could result in greater product differentiation and competitive advantage.
Stronger ESG disclosures, particularly regarding climate action and resilience, may qualify BXP for greater inclusion in ESG ETFs and other funds.
BXP may benefit from a lower cost of capital from green bonds and/or sustainability-linked credit.
BXP may avoid operating cost increases from rising energy costs through actions focused on efficient operations.

Medium-Term	BXP may avoid penalties associated with building energy and carbon performance standards. Assets may be converted and/or certified net-zero, which may increase demand for office space.
Long-Term	By focusing on the risks of climate change associated with acute and chronic physical risks during the development, acquisition and operating life of assets, BXP may mitigate losses and downtime resulting from extreme weather events.

➢    Risk Management
BXP is committed to managing and avoiding the impacts of climate change. Our risk management program includes physical and transition risks, including both climate mitigation (resource efficiency and emissions reduction) and adaptation (integration of climate resilience into our investment decision-making). We are actively acquiring, developing and operating a geographically diverse portfolio of high-quality commercial real estate properties. Individual assets have unique risk profiles and insurance requirements. Through the processes of acquisition, development and operation of our in-service portfolio, our experienced real estate professionals are identifying risks, including business continuity risks, loss exposure related to extreme weather events and impacts of regulation, including permitting requirements, codes, and energy and carbon performance standards. The climate risk profile of each individual property is largely dependent on the property’s unique attributes, physical location and jurisdictional regulatory requirements.
Asset-Level Risk Management
We carry all-risk property insurance on our properties including those under development. Insurance coverage mitigates the impact to BXP from losses associated with natural catastrophes, such as floods, fires, earthquakes and wind events.
We are preparing for long-term climate risk by considering climate change scenarios and will continue to assess climate change vulnerabilities resulting from potential future climate scenarios and sea-level rise. We will continue to evaluate existing plans and procedures and proactively implement practical, cost-effective resiliency measures and infrastructure enhancements, including:
•Business Continuity Plans
•Emergency Response and Life Safety Plans
•Emergency Evacuation Planning, Procedures and Drills
•Tenant Engagement and Coordination
•Life Safety Analysis
•Elevation of vault, switchgear and critical equipment during new development
•Waterproofing of subgrade infrastructure
•Floodable first floors
•Temporary flood barriers
•Backup generation, emergency lighting and fire pumps
•Onsite energy resources and distributed generation, storage and solar photovoltaic systems.
We are managing transition risks by benchmarking energy, carbon, water and waste performance at the asset level and are prioritizing interventions at underperforming assets. We develop, operate and maintain a large portfolio of buildings that are LEED, ENERGY STAR and/or Fitwel certified. In 2021, 84% of our actively managed portfolio was certified under one or more of these frameworks. As a leader in green building, we will continue to make investments in building performance, energy efficiency and decarbonization.
Through our climate action efforts, we believe we can play a leading role in advancing the transition to a low carbon economy and are taking action to decarbonize operations. Greenhouse gas (“GHG”) sources include the generated electricity and steam at offsite generation facilities, the onsite combustion of fuels (e.g., natural gas), and emissions associated with other business activities, including business travel and new development. We continue to explore and implement creative and cost-effective measures that reduce GHG emissions from our operations.
BXP became a proud signatory of the We Are Still In pledge after the U.S. withdrawal from the Paris Agreement and has aligned emissions reduction targets with climate science. The SBTi Target Validation Team has classified BXP’s emissions reduction target ambition and has determined that it is in line with a 1.5°C trajectory, the most ambitious designation available at the time of submission. We are committed to achieving carbon-neutral operations, or net-zero carbon dioxide equivalent emissions, which includes direct and indirect scope 1 and scope 2 emission, by 2025 from our occupied and actively managed buildings where we have operational control.

BXP’s Carbon-Neutral Operations Strategy
Our strategy to achieve carbon-neutral operations includes the following goals:
(1)Energy Efficient Operations – Approximately 1/3 of total carbon reductions by 2025 (below a 2008 base year) from energy conservation and efficient operations.
(2)Renewable Energy – Advancement of onsite development of renewable energy systems and sourcing offsite renewable energy to meet 100% of our electricity needs by 2025.
(3)Electrification – Explore and advance electrification, prioritizing electrification of new developments and replacement of onsite gas-fired systems at existing buildings at the end of their useful lives.
(4)Carbon Offsets – To the extent necessary, offset any remaining emissions during the transition to carbon-free energy.
The resilience of our markets may depend on the action taken by cities to adapt transportation, energy, and communication infrastructure for extreme heat, weather events, sea-level rise and flooding. We will continue to encourage the adaptation of our cities and management of physical and transition risks by maintaining a voice in policy decision-making at the local level through direct engagement and/or advocacy through collective membership-based groups.
➢    Metrics
We closely monitor energy consumption and associated GHG emissions and provide detailed accounting of ESG key performance indicators in our annual ESG reporting. As of the end of 2020, the combined impacts of efficiency measures, renewable energy and reduced physical occupancy due to the COVID-19 pandemic resulted in a 41% decrease in energy use intensity and an 86% reduction in GHG emissions intensity below a base year of 2008. BXP’s carbon-neutral commitment includes direct and indirect scope 1 and scope 2 emissions from our actively managed office portfolio where we have operational control. Scope 1 and scope 2 emissions include emissions associated with total, whole-building energy consumption (landlord and tenant). Scope 1 emissions include all emissions associated with the onsite combustion of fossil fuels for heating, hot water and standby generators. Scope 2 emissions include all emissions associated with the offsite generation of electricity and steam. As our business continues to grow, carbon reduction targets and the transparent disclosure of ESG metrics will remain a priority.
Reporting
A notable part of our commitment to sustainable development and operations is our commitment to transparent reporting of ESG performance indicators, as we recognize the importance of this information to investors, lenders and others in understanding how BXP assesses sustainability information and evaluates risks and opportunities. We publish an annual ESG report that is aligned with the Global Reporting Initiative (GRI) reporting framework, United Nations Sustainable Development Goals. BXP’s ESG Report includes our strategy, key performance indicators, annual like-for-like comparisons, and achievements. The report is available on our website at http://www.bxp.com under the heading “Commitment.” Our annual ESG reports, including all of our energy, water and emissions metrics included therein, are assured by an independent, third-party assurance expert. The assurance expert performs an independent verification for certain of our ESG performance indicators and issues an opinion, which is attached to each ESG report, that opines on each ESG report’s inclusiveness, materiality, sustainability context, completeness, and reliability.
We have been an active participant in the green bond market since 2018, which provides access to sustainability-focused investors interested in the positive environmental externalities of our business activities. Since 2018, BPLP has issued an aggregate of $3.55 billion of green bonds in four separate offerings. The terms of the green bonds have restrictions that limit our allocation of the net proceeds to “eligible green projects.” We published our first Green Bond Allocation Report in June 2019, disclosing the full allocation of approximately $988 million in net proceeds from BPLP’s inaugural green bond offering in 2018 to the eligible green project at our Salesforce Tower property in San Francisco, California. Our September 30, 2020 Green Bond Allocation Report disclosed the full allocation of approximately $841 million in net proceeds from BPLP’s green bond offering in June 2019. The Green Bond Allocation Reports are available on our website at http://www.bxp.com under the heading “Commitment.”
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, the information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.

Human Capital Management
Our culture supports and nurtures our employees. We believe our employees are a significant distinguishing factor that sets BXP apart. As of December 31, 2021, we had approximately 743 employees. Our operational and financial performance depends on their talents, energy, experience and well-being. Our ability to attract and retain talented people depends on a number of factors, including work environment, career development and professional training, compensation and benefits, and the health, safety and wellness of our employees. We have an established reputation for excellence and integrity and these core values are inherent in our culture and play a critical role in achieving our goals and overall success.
Diversity & Inclusion
We strive to create a diverse and inclusive workplace. It has been, and will continue to be, our policy to recruit, hire, assign, promote and train in all job titles without regard to race, national origin, religion, age, color, sex, sexual orientation, gender identity, disability, protected veteran status, or any other characteristic protected by local, state, or federal laws, rules, or regulations. By implementing this policy, we aim to ensure that all employees have the opportunity to make their maximum contribution to us and to their own career goals.
In 2020, we launched the BXP Diversity & Inclusion Committee and, in 2021, we further advanced our mission to promote diversity, inclusion, equality and transparency as part of our culture, business activities and decision-making practices. We identified actionable diversity goals and proposed initiatives in the areas of recruitment and development, company policies and community outreach.

Diversity & Inclusion Goals and Initiatives	Notable 2021 Actions & Achievements
Establish a charter, structure, and overall construct for the formation of impactful Employee Resource Groups	Launched the formation of three Employee Resource Groups for Women, Ethnic Minorities, and LGBTQA+
Hire Diversity & Inclusion-focused Human Resources professionals	Made strategic hires in Human Resources dedicated to promoting Diversity & Inclusion
Advance diversity in the BXP workforce
New Hires:
•43% ethnically diverse new hires
•53% women new hires
Total Workforce:(1)
•4% increase of ethnically diverse employees
•1% increase of women employees
Officer Level:(1)
•5% increase of ethnically diverse officers
•6% increase of women officers

Determine baselines and set appropriate goals to increase the diversity of our supplier, vendor and contractor network	Revised our internal processes for our Property Management and Construction Departments to track and promote the inclusion of underrepresented business enterprises, including vendors, suppliers and subcontractors, as business partners
Develop relationships with minority-owned banks	1.Proactively procured a minority- and woman-owned bank to act as co-manager in two of our unsecured senior notes offerings in 2021, and 2.Commenced a depository relationship with a Black-led bank
Implement programs to advance real estate access for minority-owned businesses	Worked with organizations to help facilitate relationships with minority-owned business to provide commercial real estate space
(1) Represents year-over-year change compared to 2020.

Diversity & Inclusion at BXP(1)

TOTAL WORKFORCE(2)(3)	MANAGER & ABOVE(2)(3)	BOARD OF DIRECTORS
 _______________
(1) As of December 31, 2021. We determine race and gender based on our employees' and directors’ self-identification.
(2) Represents percentages for all of our employees excluding union employees for which the unions control all aspects of the hiring process.
(3) “Other” represents American Indian/Alaskan Native, Native Hawaiian or Other Pacific Islander, and two or more races.
Culture & Employee Engagement
We believe that the success of our business is tied to the quality of our workforce, and we strive to maintain a corporate environment without losing the entrepreneurial spirit with which we were founded more than 50 years ago. By providing a quality workplace and comprehensive benefit programs, we recognize the commitment of our employees to bring their talent, energy, and experience to us. Our continued success is attributable to our employees’ expertise and dedication.
We periodically conduct employee engagement surveys to monitor our employees’ satisfaction in different aspects of their employment, including leadership, communication, career development and benefits offerings. Past employee responsiveness to the engagement surveys has been consistently high and the results help inform us on matters that our employees view as key contributors to a positive work experience. Based on the employee engagement survey conducted in 2020, with 93% responsiveness, the overall company-wide favorability result was a “very favorable” rating with ratings exceeding 80% favorability in all categories. We intend to continue to periodically evaluate employee satisfaction as needed on a meaningful basis.
Another indicator of the success of our efforts in the workplace is the long tenure of our employees, 38% of whom have worked at BXP for ten or more years. The average tenure of our employees is approximately 9.97 years and that of our executive leadership is 18.77 years. In 2021, our total workforce turnover rate was 16.6%.
Career Development & Training
We invest significant resources in our employees’ personal and professional growth and development and provide a wide range of tools and development opportunities that build and strengthen employees’ leadership and professional skills. These development opportunities include in-person and virtual training sessions, in-house learning opportunities, various management trainings, departmental conferences, executive townhalls and external programs. We foster an environment of growth and internal promotion, and strive for a best-in-class candidate experience for our internal applicants. Open positions are posted and employees are highly encouraged to apply for promotion within the organization. During 2021, we promoted 11% of our employees to elevated roles within our organization. Of the employees that were promoted, 43% were women and 37% were non-White.
Compensation & Benefits
We designed our compensation program with the goal of providing a balanced and effective way of ensuring internal equity and market competitiveness in our pay practices. We have coupled external, market-driven data with an equitable performance review assessment tool in an effort to strike the balance that best represents our compensation strategy and links pay to performance. On an annual basis, our Human Resources department evaluates market compensation ranges for each position to ensure we are appropriately compensating our top performers. We believe this total rewards program directly aligns with our compensation and benefits strategy.
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
Health, Safety & Wellness
As one of the largest publicly-traded office REITs (based on total market capitalization as of December 31, 2021) in the United States, we are keenly aware of the influence of buildings on human health and its importance to our tenants and employees. In light of the COVID-19 pandemic, our focus on healthy buildings has become even more important. The health, safety and security of our employees, tenants, contractors and others is our highest priority. In early 2020, we convened a Health Security Task Force of subject matter experts from both inside and outside BXP to develop the BXP Health Security Plan, which we published in May of 2020 and updated in March 2021. The BXP Health Security Plan is a comprehensive set of building operational measures, including cleaning and disinfection, air and water quality, physical distancing, screening and personal protective equipment and health security communication. We conduct health and security quality audits to ensure implementation and effectiveness of the plan at our properties. In addition, in 2021, we commenced an initiative focused on indoor air quality, and in early 2022, plan to install new indoor air quality monitoring monitors across more than 40 buildings using sensors that will provide real-time data.
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
We expect to continue to pursue our investment objectives primarily through the ownership of our current properties, development and redevelopment projects and other acquired properties. We currently intend to continue to invest primarily in developments of properties and acquisitions of existing improved properties or properties in need of redevelopment, and acquisitions of land that we believe have development potential, primarily in our existing markets of Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. We have explored and may continue to explore for future investment in select domestic and international markets that exhibit these same traits. Future investment or development activities will not be limited to a specified percentage of our assets. We intend to engage in such future investment or development activities in a manner that is consistent with the maintenance of BXP’s status as a REIT for federal income tax purposes. In addition, we may purchase or lease income-producing commercial and other types of properties for long-term investment, expand and improve the real estate presently owned or other properties purchased, or sell such real estate properties, in whole or in part, when circumstances warrant. We do not have a policy that restricts the amount or percentage of assets that will be invested in any specific property, however, our investments may be restricted by our debt covenants.
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
Investments in Real Estate Mortgages
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership. As of December 31, 2021, we had two note receivables outstanding, which aggregated approximately $88.0 million.
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
Dispositions
We decide to dispose or partially dispose of properties based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that doing so is in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2021, we had one property that was subject to a tax protection agreement, which may limit our ability to dispose of the asset or require us to pay damages to the prior owner in the event of a taxable sale in violation of the agreement. The tax protection agreement expires on December 14, 2033, or earlier if certain conditions by the prior owner are met.
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

Corporate Governance
BXP is currently governed by an eleven-member Board of Directors. The current members of the Board of Directors of BXP are Kelly A. Ayotte, Bruce W. Duncan, Carol B. Einiger, Diane J. Hoskins, Mary E. Kipp, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Owen D. Thomas, David A. Twardock and William H. Walton III. All directors of BXP stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.
Joel I. Klein currently serves as the Chairman of BXP’s Board of Directors. The Board of Directors of BXP also has Audit, Compensation, Nominating and Corporate Governance and Sustainability Committees. The membership of each of these committees is described below.

	Audit		Compensation		Nominating and Corporate Governance		Sustainability
Kelly A. Ayotte			X	(1)	X
Bruce W. Duncan	X				X
Carol B. Einiger			X		X
Diane J. Hoskins					X		X	(1)
Mary E. Kipp	X						X
Joel I. Klein (2)
Douglas T. Linde							X
Matthew J. Lustig					X	(1)	X
Owen D. Thomas							X
David A. Twardock	X	(1)	X
William H. Walton III			X

X=Committee member, (1)=Committee Chair, (2)=Chairman of BXP’s Board of Directors
BXP has the following corporate governance documents and procedures in place:
•The Board of Directors has adopted charters for each of its Audit, Compensation and Nominating and Corporate Governance Committees. A copy of each of these charters is available on our website at http://www.bxp.com under the heading “Investors” and subheading “Governance.”
•The Board of Directors has adopted Corporate Governance Guidelines, a copy of which is available on our website at http://www.bxp.com under the heading “Investors” and subheading “Governance” with the name “Governance Guidelines.”
•The Board of Directors has adopted a Code of Business Conduct and Ethics, which governs business decisions made and actions taken by BXP’s directors, officers and employees. A copy of this code is available on our website at http://www.bxp.com under the heading “Investors” and subheading “Governance” with the name “Code of Business Conduct and Ethics.” BXP intends to disclose on this website any amendment to, or waiver of, any provisions of this Code applicable to the directors and executive officers of BXP that would otherwise be required to be disclosed under the rules of the SEC or the New York Stock Exchange.
•The Board of Directors has established an ethics reporting system that employees may use to anonymously report possible violations of the Code of Business Conduct and Ethics, including concerns regarding questionable accounting, internal accounting controls or auditing matters, by telephone or over the internet.
•The Board of Directors has adopted a Policy on our Political Spending, a copy of which is available on our website at http://www.bxp.com under the heading “Investors” and the subheading “Governance” with the name “Policy on Political Spending.”

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
Item 1A. Risk Factors.
Set forth below are the risks that we believe are material to our investors and they should be carefully considered. Throughout this section, we refer to the equity and debt securities of both BXP and BPLP as our “securities,” and the investors who own securities of BXP, BPLP or both, as our “securityholders.” These risks are not all of the risks we face and other factors not presently known to us or that we currently believe are immaterial may also affect our business if they occur. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 58.
Risks Related to Our Business and Operations
The COVID-19 pandemic has caused severe disruptions in the United States and global economies, including disruptions in the financial and labor markets, which could materially and adversely affect our financial condition, results of operations, cash flows, liquidity and performance and that of our tenants.

There remains uncertainty regarding the duration and breadth of the COVID-19 pandemic. The degree to which the COVID-19 pandemic will continue to adversely impact our business, financial condition, results of operation, cash flows, liquidity and performance, and that of our tenants, will be driven primarily by the emergence of additional variants, the effectiveness, availability and distribution of vaccines, including their efficacy against new variant strains and the willingness of individuals to be vaccinated, the severity and duration of indirect economic and social impacts such as recession, supply chain disruptions, labor market disruptions, inflation, dislocation and volatility in capital markets, job losses, potential longer-term changes in consumer and tenant behavior, as well as current and possible future governmental responses. These uncertainties make it impossible for us to predict with certainty the overall impact that COVID-19 will have on us and our tenants prospectively. Factors related to COVID-19 that have had, or could have, a material adverse effect on our results of operations and financial condition, include:
•reduced economic activity impacting the businesses, financial condition and liquidity of our tenants has caused, and is expected to continue to cause, one or more of our tenants to be unable to meet their obligations to us, including their ability to make timely rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy;
•the failure of our tenants to properly implement or deploy their business continuity plans, or if those plans are ineffective, could have a material adverse effect on our tenants’ businesses and their ability to pay rent;
•the impact of reinstated or new restrictions on the operations of one or more of our tenants’ businesses, including office, life sciences, hotel and retail tenants, and parking operators, temporary or long-term disruptions in our tenants’ supply chains or delays in the delivery of products, services or other materials necessary for our tenants’ operations, could force our tenants to reduce, delay or eliminate offerings of their products and services, which could result in less revenue, income and cash flow, and possibly their bankruptcy or insolvency. Any one or more of the foregoing could:
•reduce our cash flows,
•adversely impact our ability to finance, refinance or sell a property,
•adversely impact our ability to continue paying distributions to our equityholders at current levels, or at all, and
•result in additional legal and other costs to enforce our rights, collect rent and/or re-lease the space occupied by the distressed tenant;
•the extent to which COVID-19 and the safety protocols required or suggested by local governmental authorities or businesses in response to COVID-19 continues to decrease customers’ willingness to frequent, or prevents customers from frequenting, our tenants’ businesses in the future, may result in our retail tenants’ continued inability to make timely rental payments to us under their leases;
•the degree to which our tenants’ businesses have been, and continue to be, negatively impacted has required, and may in the future require, us to write-off a tenant’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;
•the impact of governmental and business travel limitations and restrictions have had, and may continue to have, a material adverse effect on the operators of our parking garages and our hotel property, which negatively impacts our revenues, and may continue to result in decreased demand for hotel stays even after the travel limitations and restrictions are lifted;
•changes made by companies in response to the COVID-19 pandemic that could lead to a sustained shift away from collective in-person work environments or relocations away from the markets in which we operate, either of which could adversely affect the overall demand for office space in the regions in which we operate;
•new laws, governmental policies, and similar actions, including legal restrictions on prosecutions, could adversely impact public safety and thereby adversely affect (1) the desirability of tenants to lease space in our properties or markets, and (2) businesses’ office re-population plans;
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
•restrictions intended to prevent the spread of COVID-19 have limited, and may continue to limit, our leasing activities, such as property tours, and may have a material adverse effect on our ability to renew leases, lease vacant space, including vacant space from tenant bankruptcies and defaults, or re-lease available space as leases expire in our properties on favorable terms, or at all;
•the impact of efforts by state, local, federal and industry groups to enact laws and regulations have restricted, and may further restrict, the ability of landlords, such as us, to collect rent, enforce remedies for the failure to pay rent, or otherwise enforce the terms of the lease agreements, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions;
•the impact of widely reported supply chain disruptions globally and in the U.S. as a result of, among other things, substantial backlogs of container ships and delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space, could result in material delays and increased costs for our development and redevelopment activities, as well as the businesses of our tenants;
•the extent of labor shortages, disruptions in the supply chains, inflation impacting costs of materials, delays in permitting or inspections, and other factors could result in our failure to meet the development milestones set forth in any applicable lease agreement, which could provide the tenant the right to terminate its lease or entitle the tenant to monetary damages, delay the commencement or completion of construction and our anticipated lease-up plans for a development/redevelopment project or our overall development pipeline, including recognizing revenue for new leases, that may cause returns on investment to be less than projected, and/or increase the costs of construction of new or existing projects, any of which could adversely affect our investment returns, profitability and/or our future growth;
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
•if the health of our employees, particularly our key personnel and property management teams, are negatively impacted, we may be unable to ensure business continuity and be exposed to lawsuits from tenants; and
•the impact of operational safety protocols and other measures imposed or suggested by government authorities on landlords, such as us, to protect the health and safety of tenants and visitors to our buildings could result in increased operating costs and demands on our property management teams to ensure compliance with any such requirements, as well as increased costs associated with protecting against potential liability arising from these measures, such as claims by tenants that the measures violate their leases and claims by visitors that the measures caused them damages.
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

Our performance depends upon the economic conditions, particularly the supply and demand characteristics, of our markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC.
Substantially all of our revenue is derived from properties located in six markets: Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space and/or a reduction in rents. Because our portfolio consists primarily of office buildings (as compared to a more diversified real estate portfolio), a decrease in demand for office space in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market, we focus on leasing office properties to governmental agencies and contractors, as well as legal firms. A reduction in spending by the Federal Government could result in reduced demand for office space and adversely affect our results of operations. In addition, in our New York market, we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.
In addition, a significant economic downturn over a period of time could result in an event or change in circumstances that results in an “other than temporary” impairment in the value of our properties or our investments in unconsolidated joint ventures. An “other than temporary” impairment loss is recognized if the carrying amount of the asset (1) is not recoverable over its expected holding period and (2) exceeds its fair value. There can be no assurance that we will not take charges in the future related to the impairment of our assets or investments. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
Adverse economic and geopolitical conditions, health crises or dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
Our business may be affected by market and economic challenges experienced by the U.S. and global economies or real estate industry as a whole, by the local economic conditions in the markets in which our properties are located, including the impact of high unemployment, increased labor market challenges impacting the recruitment and retention of talent, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of the following, among other potential consequences:
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•significant job losses may occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;
•tightening labor market conditions may adversely affect our ability to recruit and retain talent, which may result in lack of business continuity and increased costs to address the labor challenges;
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
•delays in completion of development and redevelopment projects due to supply chain disruptions and labor shortages;
•increased costs to maintain, renovate and develop our properties related to inflation;
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
•we may incur construction costs for a development project that exceed our original estimates due to increases in inflation or interest rates, increased materials, labor, leasing or other costs, or supply chain disruptions, any of which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;
•we may be unable to obtain, or face delays in obtaining, required zoning, land-use, building, occupancy, and other governmental permits and authorizations, which could result in increased costs and could require us to abandon our activities entirely with respect to a project;
•we may abandon development opportunities after we begin to explore them and, as a result, we may lose deposits or fail to recover expenses already incurred;

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
Our developed properties may be exposed to the following risks:
•we may lease developed properties at rental rates that are less than projected, or at a slower pace than projected, at the time we decide to undertake the development;
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
As of December 31, 2021, the U.S. Government was one of our largest tenants by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a Federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal Government and bar us from entering into future leases and other contracts with the Federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.

Our use of joint ventures and participation in the Strategic Capital Program may limit our control over and flexibility with jointly owned investments and other assets we may wish to acquire.
In appropriate circumstances, we intend to acquire and recapitalize or develop, as applicable, properties in joint ventures with other persons or entities. We currently have joint ventures that are and are not consolidated within our financial statements. Our participation in joint ventures subjects us to risks, including but not limited to, the following risks that:
•our joint venture partners may have different objectives than we have regarding the appropriate timing and terms of any sale or refinancing of a property, its operation or, if applicable, the commencement of development activities, and a dispute with any of our joint venture partners could lead to the sale of a partner’s ownership interest in the venture or the property at a time or price that we do not find attractive;
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
•our joint venture partners may default on their obligations, which could necessitate that we fulfill their obligations ourselves;
•our joint ventures may be unable to repay any amounts that we may loan to them;
•our joint venture agreements may contain provisions limiting the liquidity of our interest for sale or sale of the entire asset;
•as the general partner or managing member of a joint venture, we could be generally liable under applicable law for the debts and obligations of the venture, and we may not be entitled to contribution or indemnification from our partners;
•our joint venture agreements may contain provisions that allow our partners to remove us as the general partner or managing member for cause, and this could result in liability for us to our partners under the governing agreement of the joint venture;
•we may need our partner(s)’ approval to take certain actions and, therefore, we may be unable to cause a joint venture to implement decisions that we consider advisable; and
•with respect to our participation in the co-investment program, we could lose opportunities to pursue properties that are within the program’s target investment criteria alone or with other partners with whom the terms of the joint venture and/or our returns could be more favorable to us.
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
•if the third-party buyer to whom we provide seller financing does not manage the property well, or the property otherwise fails to meet financial projections, performs poorly or declines in value, then the buyer may not have the funds or ability to raise new debt with which to make required payments of interest and principal to us;
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
Due to the COVID-19 pandemic, our hotel closed in March 2020 and did not re-open until October 2020. The closing of the hotel for more than two fiscal quarters, and the decreased demand and occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until the demand for business and leisure travel accelerates.
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
Our property insurance program per occurrence limits are $1.0 billion for our portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). We also carry $1.35 billion of property insurance in excess of the $1.0 billion of coverage in our property insurance program for 601 Lexington Avenue, New York, New York, consisting of $750 million of property and Terrorism Coverage in excess of our property insurance program and $600 million of Terrorism Coverage only in excess of the $1.75 billion of coverage.
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
We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes. Specifically, we currently carry earthquake insurance which covers our San Francisco and Los Angeles regions with a $240 million per occurrence limit, and a $240 million annual aggregate limit, $20 million of which is provided by IXP, as a direct insurer. This insurance is subject to a deductible in the amount of 3% of the value of the affected property. In addition, we currently carry earthquake insurance which covers our Seattle region with a $60 million per occurrence limit, and a $60 million annual aggregate limit. This insurance is subject to a deductible in the amount of 2% of the value of the affected property. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.
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
Due to the current COVID-19 pandemic, we anticipate the possibility of business interruption, loss of lease revenue and/or other associated expenses related to our operations across our portfolio. Because this is an ongoing situation it is not yet possible to quantify our losses and expenses, which continue to develop. Because of the complexity of our insurance policies and limited precedent for claims being made related to pandemics, it is not yet possible to determine if such losses and expenses will be covered by our insurance policies. Therefore, at this time, we have provided notice to the applicable insurers of the potential for claims in order to protect our rights under our policies.
We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, earthquakes and pandemics, in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes, pandemics or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.
Actual or threatened terrorist attacks may adversely affect our ability to generate revenues and the value of our properties.
We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. As a result, some tenants in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “—Some potential losses are not covered by insurance.”
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
We face risks associated with climate change and severe weather events and the regulatory efforts intended to reduce the effects of climate change.
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the central business districts of Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, extreme temperatures, rising sea-levels and/or drought. Over time, these conditions could result in declining demand for office space in our buildings or costs associated with infrastructure-related remediation projects. Climate change may also have indirect effects on our business by making property insurance unavailable or by increasing the cost of (i) property insurance on terms we find acceptable, (ii) real estate taxes or other assessments, (iii) energy and (iv) property maintenance. In addition, we face transition risks related to federal, state and local legislation and regulations that are being implemented or are under consideration to mitigate the effects of climate change. The costs of complying with evolving regulatory requirements, including GHG emissions regulations and policies, could negatively impact our financial results.
For additional discussion regarding our approach to climate resiliency and our continued commitment to transparent reporting of ESG performance indicators, see “Item 1. Business—Business and Growth Strategies—Environmental, Social and Governance (ESG)” and our annual ESG report available on our website at http://www.bxp.com under the heading “Commitment.”
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
As of February 14, 2022, we had $265.0 million of outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at a variable rate, and we may incur more indebtedness in the future. If interest rates increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
We have had and may in the future have agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.  As of December 31, 2021, we had one tax protection agreement that could restrict our ability to repay or finance debt.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
As of February 14, 2022, our Consolidated Debt was approximately $13.0 billion (excluding unconsolidated joint venture debt).
The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars and shares / units in thousands):

	February 14, 2022
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,676	156,676	$18,323,258
Common Operating Partnership Units	18,263	18,263	2,135,858	(2)
Total Equity (A)		174,939	$20,459,116

Consolidated Debt (B)			$13,018,348

Consolidated Market Capitalization (A + B)			$33,477,464
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			38.89%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on February 14, 2022 of $116.95.
(2)Includes LTIP Units (including 2012 OPP Units and earned MYLTIP Units that were granted between 2013 - 2019), but excludes MYLTIP Units granted between 2020 and 2022.
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
The discontinuation of LIBOR and the replacement of LIBOR with an alternative reference rate may adversely affect our borrowing costs and could impact our business and results of operations.
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings not expected to be published after June 30, 2023. In the U.S., the Alternative Reference Rates Committee (“AARC”), which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as its preferred alternative to USD-LIBOR. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.
We have contracts that are indexed to LIBOR, including contracts governing our variable rate debt, the variable rate debt of our unconsolidated joint ventures and the interest rate swaps for our unconsolidated joint ventures. We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. As a result, any of our LIBOR-based borrowings that extend beyond such date will need to be converted to a replacement rate. Certain risks may arise in connection with transitioning contracts to SOFR or any other alternative variable rate, including any resulting value transfer that may occur. The value of loans, securities, or derivative instruments tied to LIBOR could also be impacted. The Credit Agreement governing the 2021 Credit Facility, which we entered into in June 2021, provides for the replacement of LIBOR if it becomes unavailable during the term of the facility. However, for some instruments, the method of transitioning to an alternative rate may be challenging, as they may require substantial negotiation with each respective counterparty. If a contract is not transitioned to an alternative variable rate and LIBOR is discontinued, the impact is likely to vary by contract.
The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or swaps, but if our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available. Additionally, although SOFR is the AARC’s recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

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
Agreement not to sell some properties.
We have had and may have in the future agreements with the contributors of properties that we have acquired in exchange for partnership interests in BPLP pursuant to which we have agreed not to sell or otherwise transfer the properties, prior to specified dates, in any transaction that would trigger taxable income to the contributors. In addition, we are responsible for the reimbursement of certain tax-related costs to the prior owners if the subject properties are sold in a taxable sale. In general, our obligations to the prior owners are limited in time and only apply to actual damages suffered.
Also, BPLP has had and may have in the future agreements providing prior owners of properties with the right to guarantee specific amounts of indebtedness and, in the event that the specific indebtedness they guarantee is repaid or reduced, additional and/or substitute indebtedness. These agreements may hinder actions that BPLP may otherwise desire to take to repay or refinance guaranteed indebtedness because doing so would require BPLP to make payments to the prior owners if BPLP violates these agreements.

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
BPLP’s Partnership Agreement
BXP has agreed in the limited partnership agreement of BPLP not to engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners of BPLP other than BXP receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of BXP common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of BXP common stock received in the transaction. If these limited partners would not receive such consideration, we cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction. In addition, BXP has agreed in the limited partnership agreement of BPLP that it will not complete specified extraordinary transactions, including among others, business combinations, in which BXP receive the approval of its common stockholders unless (1) limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction or (2) the limited partners of BPLP are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if BXP’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before it can complete the transaction:
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
•national economic conditions;
•changes in tax laws;
•our financial performance;
•changes in our credit ratings;
•differences between the yields paid on other investments available in the market and BXP’s dividend yield; and
•general stock and bond market conditions, including changes in interest rates.
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
Our involvement in legal proceedings and other claims may result in substantial monetary and other costs that have a material adverse effect on our results of operations.
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
The Audit Committee of BXP’s Board of Directors oversees our risk management processes related to cybersecurity. It meets no less frequently than annually with our IT personnel and senior management to discuss recent trends in cyber risks and our strategy to defend our IT networks, business systems and information against cyber attacks and intrusions. Under the oversight of the Audit Committee, we established our overall cybersecurity program and its standards by reference to the National Institute of Standards and Technology (“NIST”) Cyber Security Framework. As part of our overall cybersecurity program:
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

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
At December 31, 2021, we owned or had joint venture interests in 201 commercial real estate properties, aggregating approximately 52.8 million net rentable square feet of primarily Class A office properties, including nine properties under construction/redevelopment totaling approximately 3.4 million net rentable square feet. Our properties consisted of (1) 182 office properties (including nine properties under construction/redevelopment), (2) 12 retail properties, (3) six residential properties and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2021, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Leased as of December 31, 2021 (1)	Number of Buildings	Net Rentable Square Feet
Office
767 Fifth Avenue (The GM Building) (60% ownership)	New York, NY	90.3%	1	1,959,046
200 Clarendon Street	Boston, MA	97.3%	1	1,768,799
601 Lexington Avenue (55% ownership)	New York, NY	95.7%	1	1,671,749
399 Park Avenue	New York, NY	96.8%	1	1,577,544
Salesforce Tower	San Francisco, CA	100.0%	1	1,420,682
100 Federal Street (55% ownership)	Boston, MA	97.9%	1	1,238,461
Times Square Tower (55% ownership)	New York, NY	85.3%	1	1,225,448
800 Boylston Street - The Prudential Center	Boston, MA	90.1%	1	1,197,745
Colorado Center (50% ownership) (2)	Santa Monica, CA	87.8%	6	1,130,605
Santa Monica Business Park (55% ownership) (2)	Santa Monica, CA	89.7%	14	1,102,592
Gateway Commons (50% Ownership) (2) (3)	South San Francisco, CA	71.1%	6	1,080,722
599 Lexington Avenue	New York, NY	99.4%	1	1,062,708
Bay Colony Corporate Center	Waltham, MA	73.4%	4	993,110
250 West 55th Street	New York, NY	99.3%	1	966,979
Embarcadero Center Four	San Francisco, CA	92.9%	1	941,228
111 Huntington Avenue - The Prudential Center	Boston, MA	93.4%	1	860,456
Embarcadero Center One	San Francisco, CA	84.4%	1	831,603
Embarcadero Center Two	San Francisco, CA	87.0%	1	801,378
Atlantic Wharf Office (55% ownership)	Boston, MA	99.8%	1	793,823
Embarcadero Center Three	San Francisco, CA	86.7%	1	786,864
Safeco Plaza (33.67% ownership) (2)	Seattle, WA	90.9%	1	764,866
7750 Wisconsin Avenue (50% ownership) (2)	Bethesda, MD	100.0%	1	733,483
Dock 72 (50% ownership) (2)	Brooklyn, NY	33.1%	1	668,625
Metropolitan Square (20% ownership) (2)	Washington, DC	65.6%	1	657,481
100 Causeway Street (50% ownership) (2)	Boston, MA	89.3%	1	633,819

Properties	Location	% Leased as of December 31, 2021 (1)	Number of Buildings	Net Rentable Square Feet
South of Market	Reston, VA	99.0%	3	623,250
Mountain View Research Park	Mountain View, CA	82.0%	15	542,264
901 New York Avenue (25% ownership) (2)	Washington, DC	74.4%	1	541,743
Reservoir Place	Waltham, MA	80.4%	1	527,029
680 Folsom Street	San Francisco, CA	99.1%	2	524,793
101 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	506,476
Fountain Square	Reston, VA	76.5%	2	505,232
145 Broadway	Cambridge, MA	99.1%	1	490,086
601 Massachusetts Avenue	Washington, DC	98.7%	1	478,667
2200 Pennsylvania Avenue	Washington, DC	97.3%	1	459,667
One Freedom Square	Reston, VA	84.7%	1	429,541
Two Freedom Square	Reston, VA	100.0%	1	423,222
Market Square North (50% ownership) (2)	Washington, DC	77.9%	1	417,989
The Hub on Causeway - Podium (50% ownership) (2)	Boston, MA	80.3%	1	382,497
140 Kendrick Street	Needham, MA	99.4%	3	380,991
One and Two Discovery Square	Reston, VA	100.0%	2	366,989
888 Boylston Street - The Prudential Center	Boston, MA	100.0%	1	363,320
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	99.0%	1	353,800
One Reston Overlook	Reston, VA	100.0%	1	319,519
535 Mission Street	San Francisco, CA	88.8%	1	307,235
Waltham Weston Corporate Center	Waltham, MA	88.2%	1	301,611
Wisconsin Place Office	Chevy Chase, MD	85.6%	1	299,248
230 CityPoint	Waltham, MA	93.8%	1	296,720
17Fifty Presidents Street	Reston, VA	100.0%	1	275,809
200 West Street (4)	Waltham, MA	33.4%	1	273,365
Reston Corporate Center	Reston, VA	100.0%	2	261,046
355 Main Street	Cambridge, MA	99.3%	1	259,640
Democracy Tower	Reston, VA	97.7%	1	259,441
1330 Connecticut Avenue	Washington, DC	89.9%	1	253,941
10 CityPoint	Waltham, MA	98.1%	1	241,203
510 Carnegie Center	Princeton, NJ	10.2%	1	234,160
Shady Grove Innovation District	Rockville, MD	64.4%	4	233,452
500 North Capitol Street, N.W. (30% ownership) (2)	Washington, DC	98.5%	1	230,900
90 Broadway	Cambridge, MA	100.0%	1	223,771
255 Main Street	Cambridge, MA	97.5%	1	215,394
20 CityPoint	Waltham, MA	98.9%	1	211,476
77 CityPoint	Waltham, MA	100.0%	1	209,711
Sumner Square	Washington, DC	94.6%	1	209,556
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street	Cambridge, MA	100.0%	1	195,191
North First Business Park (5)	San Jose, CA	42.5%	5	190,636

Properties	Location	% Leased as of December 31, 2021 (1)	Number of Buildings	Net Rentable Square Feet
890 Winter Street	Waltham, MA	58.2%	1	177,417
150 Broadway	Cambridge, MA	100.0%	1	177,226
Capital Gallery	Washington, DC	97.1%	1	176,809
Lexington Office Park (5)	Lexington, MA	55.2%	2	166,779
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	79.2%	1	159,468
Kingstowne Two	Alexandria, VA	87.2%	1	155,995
Kingstowne One	Alexandria, VA	53.5%	1	153,401
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	74.9%	1	151,355
214 Carnegie Center	Princeton, NJ	60.1%	1	146,799
2440 West El Camino Real	Mountain View, CA	100.0%	1	142,789
506 Carnegie Center	Princeton, NJ	82.1%	1	138,616
153 & 211 Second Avenue	Waltham, MA	100.0%	2	136,882
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	88.5%	1	134,068
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
101 Carnegie Center	Princeton, NJ	97.5%	1	121,620
502 Carnegie Center	Princeton, NJ	96.2%	1	121,460
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
1265 Main Street (50% ownership) (2)	Waltham, MA	100.0%	1	114,969
7601 Boston Boulevard	Springfield, VA	100.0%	1	108,286
7435 Boston Boulevard	Springfield, VA	43.7%	1	103,557
104 Carnegie Center	Princeton, NJ	63.6%	1	102,930
103 Carnegie Center	Princeton, NJ	62.1%	1	96,331
8000 Grainger Court	Springfield, VA	—%	1	88,775
33 Hayden Avenue	Lexington, MA	100.0%	1	80,876
7500 Boston Boulevard	Springfield, VA	100.0%	1	79,971
7501 Boston Boulevard	Springfield VA	—%	1	75,756
Reservoir Place North	Waltham, MA	100.0%	1	73,258
105 Carnegie Center	Princeton, NJ	50.2%	1	69,955
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
250 Binney Street	Cambridge, MA	100.0%	1	67,362
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
195 West Street	Waltham, MA	100.0%	1	63,500
7450 Boston Boulevard	Springfield, VA	100.0%	1	62,402
7374 Boston Boulevard	Springfield, VA	100.0%	1	57,321
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
8000 Corporate Court	Springfield, VA	100.0%	1	52,539
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
7451 Boston Boulevard	Springfield, VA	65.3%	1	45,949
7300 Boston Boulevard	Springfield, VA	100.0%	1	32,000
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
17 Hartwell Avenue	Lexington, MA	100.0%	1	30,000

Properties	Location	% Leased as of December 31, 2021 (1)		Number of Buildings	Net Rentable Square Feet
453 Ravendale Drive	Mountain View, CA	75.0%		1	29,620
7375 Boston Boulevard	Springfield, VA	31.5%		1	26,865
690 Folsom Street	San Francisco, CA	100.0%		1	26,080
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500
Subtotal for Office Properties		88.9%		173	46,221,754
Retail
Prudential Center (retail shops)	Boston, MA	76.4%		1	597,522
Fountain Square Retail	Reston, VA	80.6%		1	216,591
Kingstowne Retail	Alexandria, VA	96.9%		1	88,228
Santa Monica Business Park Retail (55% ownership) (2)	Santa Monica, CA	90.1%		7	74,404
Star Market at the Prudential Center	Boston, MA	100.0%		1	57,236
The Point	Waltham, MA	84.7%		1	16,300
Subtotal for Retail Properties		81.3%		12	1,050,281
Residential
Signature at Reston (508 units)	Reston, VA	93.5%		1	517,783
The Avant at Reston Town Center (359 units)	Reston, VA	93.3%		1	355,374
The Skylyne (402 units)	Oakland, CA	63.2%	(6)	1	330,996
Hub50House (440 units) (50% ownership) (2)	Boston, MA	93.2%		1	320,444
Proto Kendall Square (280 units)	Cambridge, MA	95.4%		1	166,717
The Lofts at Atlantic Wharf (86 units)	Boston, MA	97.7%		1	87,097
Subtotal for Residential Properties		88.0%	(7)	6	1,778,411	(8)
Hotel
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	33.5%	(9)	1	334,260	(10)
Subtotal for Hotel Property		33.5%		1	334,260
Subtotal for In-Service Properties		88.8%		192	49,384,706
Properties Under Construction (11)
Office
325 Main Street	Cambridge, MA	90.0%		1	420,000
Reston Next (12)	Reston, VA	86.0%		2	1,062,000
2100 Pennsylvania Avenue	Washington, DC	58.0%		1	480,000
360 Park Avenue South (redevelopment) (42% ownership) (2)	New York, NY	—%		1	450,000
Lab/Life Sciences
880 Winter Street (redevelopment)	Waltham, MA	74.0%		1	224,000
751 Gateway (49% ownership) (2)	South San Francisco, CA	100.0%		1	230,592
103 CityPoint	Waltham, MA	—%		1	113,000
180 CityPoint	Waltham, MA	—%		1	329,000
Other
View Boston Observatory at The Prudential Center (redevelopment)	Boston, MA	N/A		—	59,000

Properties	Location	% Leased as of December 31, 2021 (1)		Number of Buildings	Net Rentable Square Feet
Subtotal for Properties Under Construction		59.0%	(13)	9	3,367,592
Total Portfolio				201	52,752,298
_______________
(1)Represents signed leases for in-service properties which revenue recognition has commenced in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)Property is an unconsolidated joint venture.
(3)On January 18, 2022, 651 Gateway was taken out of service and placed in redevelopment. 651 Gateway is 292,967 net rentable square feet.
(4)Includes 138,444 square feet of redevelopment that was fully placed in-service in December 2021.
(5)Property is held for redevelopment.
(6)This property was completed and fully placed in-service on August 15, 2020, it is in its initial lease-up period.
(7)Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2021.
(8)Includes 87,690 square feet of retail space that is approximately 59.9% leased as of December 31, 2021. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2021.
(9)Represents the weighted-average room occupancy for the year ended December 31, 2021. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2021. The hotel continues to operate at a diminished occupancy due to the continued impact of COVID-19 on business and leisure travel.
(10)Includes 4,260 square feet of retail space which is 100% leased as of December 31, 2021. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2021.
(11)Represents percentage leased as of February 14, 2022, including leases with future commencement dates.
(12)The property was 28% placed in-service as of December 31, 2021.
(13)Total percentage leased excludes Other.
Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2021	2020	2019	2018	2017
Percentage leased (1)	88.8%	90.1%	93.0%	91.4%	90.7%
Average annualized revenue per square foot (2)	$73.76	$72.67	$69.72	$66.63	$63.66
_______________
(1)Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.
(2)Represents the monthly contractual base rents and recoveries from tenants under existing leases as of December 31, 2021, 2020, 2019, 2018 and 2017 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2021, 2020, 2019, 2018 and 2017 for the succeeding twelve-month period were $2.15, $1.73, $1.70, $0.97 and $1.67, respectively.

Top 20 Tenants by Square Feet
Our 20 largest tenants by square feet as of December 31, 2021 were as follows:

	Tenant	Square Feet (1)	% of In-Service Portfolio (1)
1.	salesforce.com	905,742	2.23%
2.	Biogen	772,212	1.90%
3.	Arnold & Porter Kaye Scholer	764,136	1.88%
4.	Microsoft	676,013	1.67%
5.	Akamai Technologies	658,578	1.62%
6.	US Government	567,810	1.40%
7.	Ropes & Gray	539,467	1.33%
8.	Shearman & Sterling	500,109	1.23%
9.	Google	457,077	1.13%
10.	WeWork	439,463	1.08%
11.	Kirkland & Ellis	409,828	1.01%
12.	Fannie Mae	370,986	0.91%
13.	Marriott	366,742	0.90%
14.	Wellington Management	350,102	0.86%
15.	Blue Cross Blue Shield	347,618	0.86%
16.	Bank of America	335,099	0.83%
17.	Integrated Holding Group	333,926	0.82%
18.	Snap	331,522	0.82%
19.	Mass Financial Services	313,584	0.77%
20.	Leidos	280,799	0.69%
__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).
Tenant Diversification
Our tenant diversification by square feet as of December 31, 2021 was as follows:

Sector	% of In-Service Portfolio
Technology & Media	21.3%
Legal Services	18.4%
Financial Services - all other	13.3%
Real Estate & Insurance	9.7%
Life Sciences	8.2%
Other Professional Services	8.0%
Financial Services - commercial & investment banking	6.4%
Retail	4.8%
Manufacturing	4.3%
Government / Public Administration	2.9%
Other	2.7%

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2021 (5)	244,699	$14,617,803	$59.74	$14,685,404	$60.01	0.52%
2022	2,787,775	175,147,670	62.83	176,538,385	63.33	5.89%
2023	2,434,647	169,069,964	69.44	174,056,858	71.49	5.14%
2024	3,927,071	259,879,238	66.18	265,700,333	67.66	8.29%
2025	2,736,195	185,703,876	67.87	192,870,066	70.49	5.78%
2026	3,391,588	269,216,577	79.38	289,519,256	85.36	7.16%
2027	2,217,848	166,248,546	74.96	179,106,851	80.76	4.68%
2028	2,922,951	206,481,212	70.64	233,287,136	79.81	6.17%
2029	2,930,792	209,061,281	71.33	241,016,920	82.24	6.19%
2030	2,562,213	189,856,332	74.10	212,479,967	82.93	5.41%
Thereafter	15,665,204	1,236,856,289	78.96	1,534,542,494	97.96	33.07%
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
(3)Represents the monthly contractual base rent and recoveries from tenants under existing leases as of December 31, 2021 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from tenants under existing leases as of December 31, 2021 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(5)Represents leases that expired on December 31, 2021.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 14, 2022, BXP had approximately 1,071 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 14, 2022, there were approximately 319 holders of record and 174,939,520 common units outstanding, 156,676,277 of which were held by BXP.
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
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2016 through December 31, 2021, among BXP, Standard & Poor’s (“S&P”) 500 Index, FTSE Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the FTSE Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2016	2017	2018	2019	2020	2021
Boston Properties, Inc.	$100.00	$105.89	$94.37	$118.98	$85.24	$107.59
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
Equity REIT Index	$100.00	$105.23	$100.36	$126.45	$116.34	$166.64
Office REIT Index	$100.00	$105.25	$89.99	$118.26	$96.46	$117.68

Boston Properties, Inc.
(a) During the three months ended December 31, 2021, BXP issued an aggregate of 296,736 shares of common stock in exchange for 296,736 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 292,693 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the common shares.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1, 2021 – October 31, 2021	16	(1)	$118.69	N/A	N/A
November 1, 2021 - November 30, 2021	945	(2)	0.01	N/A	N/A
December 1, 2021 – December 31, 2021	—		—	N/A	N/A
Total	961		$1.99	N/A	N/A
____________________
(1)Represents shares of common stock of BXP surrendered by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
(2)Represents shares of restricted common stock of BXP repurchased in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.
Boston Properties Limited Partnership
(a) On December 14, 2021, BPLP issued approximately 866,503 OP Units as partial consideration for the acquisition of 360 Park Avenue South in New York, NY. These units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations received from the limited partner who received the OP Units.
Each time BXP issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended December 31, 2021, in connection with issuances of common stock by BXP pursuant to an issuance of restricted common stock to a non-employee director of BXP, the settlement of deferred stock awards and exercises of non-qualified stock options under the Boston Properties, Inc. 2021 Stock Incentive Plan, BPLP issued an aggregate of 42,583 common units to BXP in exchange for approximately $4.2 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2021 – October 31, 2021	16	(1)	$118.69	N/A	N/A
November 1, 2021 – November 30, 2021	945	(2)	0.01	N/A	N/A
December 1, 2021 – December 31, 2021	—		—	N/A	N/A
Total	961		$1.99	N/A	N/A
____________________
(1)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
(2)Represents common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, such shares were repurchased at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
Item 6. Reserved
Not applicable.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the ongoing impact of the global COVID-19 pandemic on the U.S. and global economies, which has impacted, and is likely to continue to impact, us directly and indirectly, as well as the other important factors below and the risks set forth in this Form 10-K in Part I, Item 1A.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the risks and uncertainties related to the impact of the COVID-19 global pandemic, including the emergence of additional variants, the effectiveness, availability and distribution of vaccines, including their efficacy against new variant strains and the willingness of individuals to be vaccinated, the severity and duration of indirect economic impacts such as recession, supply chain disruptions, labor market disruptions, inflation, dislocation and volatility in capital markets, job losses, potential longer-term changes in consumer and tenant behavior, as well as possible future governmental responses;
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
•risks and uncertainties affecting property development and construction (including, without limitation, supply chain disruptions, labor shortages, construction delays, increased construction costs, cost overruns, inability to obtain necessary permits, tenant accounting considerations that may result in negotiated lease provisions that limit a tenant’s liability during construction, and public opposition to such activities);

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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of December 31, 2021) in the United States that develops, owns and manages primarily Class A office properties. Our properties are concentrated in six markets in the United States - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our tenants. When making leasing decisions, we consider, among other things, the creditworthiness of the tenant and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other tenants’ expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong tenants. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. Our tenant base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.9 years, as of December 31, 2021, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our 20 largest office tenants was approximately 11.4 years as of December 31, 2021.
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
Outlook
The United States economy continues to recover from the COVID-19 pandemic as quarter-over-quarter GDP growth increased to an annual rate of 6.9% in the fourth quarter of 2021 compared to 2.3% in the third quarter of 2021. GDP growth was 3.1% above pre-pandemic level, including the impacts of an uptick of COVID-19 infections. However, the momentum slowed by December as the Omicron variant contributed to decreased spending as well as disruptions to factories and services businesses. Despite this, we have not experienced any delays in negotiating leases nor did these tenants change their space needs. We believe there are signs that infections have peaked within the markets we operate in, which could lead to increased demand for services. We believe these trends, combined with relatively low unemployment rates and consistent job growth, bode well for continuing economic growth in our markets.
The overall economic recovery is having a positive impact on our leasing activity. Although additional COVID variants and supply-chain issues may continue to emerge, we believe as employees return to their offices in greater numbers, our strategically located, high-quality office properties will remain a vital component of the strategies of today’s forward-thinking organizations that prioritize fostering collaboration, innovation, productivity and culture, and we expect tenants will take advantage of the availability of Class A space and upgrade.
BXP Priorities
Despite the concerns surrounding COVID-19 and the lingering impact on economic conditions in our markets, we remain optimistic for our industry generally and our company in particular, given the demand for workers across sectors, the high quality of our properties, and the success of our development efforts.
We remain focused on the following priorities, which we believe are key to increasing future revenue and asset values over the long-term:
•ensuring tenant health, safety and satisfaction;
•leasing available space in our in-service and development properties, as well as proactively focusing on future lease expirations;
•completing the construction and leasing of our development properties;
•continuing and completing the redevelopment, repositioning, and repurposing for growing life sciences use of several key properties;
•identifying new investment opportunities that meet our criteria while maintaining discipline in our underwriting;
•managing our near-term debt maturities and maintaining our conservative balance sheet; and
•actively managing our operations in a sustainable and responsible manner.
The following is an overview of leasing and investment activity in the fourth quarter of 2021.

Leasing Activity and Occupancy
In the fourth quarter of 2021, we signed approximately 1.8 million square feet of new leases and renewals with a weighted-average lease term of approximately 8.6 years, indicating that many new and existing tenants continue to commit to the long-term use of space and view our properties as their preferred choice for a premium Class A office environment. More than 25% of the square footage signed in the fourth quarter was leased to life sciences tenants, demonstrating the strong demand from this sector and the opportunities we have to grow our life sciences portfolio. Leasing activity steadily increased throughout 2021, with the fourth quarter achieving the largest square footage leased since the third quarter of 2019, a 55% increase from the fourth quarter of 2020, and approximately 97% of our 10-year fourth quarter leasing average.
The overall occupancy of our in-service office and retail properties was 88.8% at December 31, 2021, an increase of 0.4% from September 30, 2021. Given current vacancy and near-term rollover, the amount of leases signed, but for which occupancy has not commenced, leases in negotiation on space in the in-service portfolio, and the expected delivery of our development properties, we are confident that our occupancy will increase.
Our parking and other revenue was approximately $23 million in the fourth quarter of 2021, an increase of approximately $1.7 million, or 8% from the third quarter of 2021, and an increase of approximately $7 million, or 41% from the depth of the pandemic in the second quarter of 2020. As infections from the Omicron variant rose, transient parking revenue declined modestly in January 2022 as compared to our forecast, but we believe this decrease is only temporary and that we will begin to see an increase in the remainder of the first quarter of 2022 as infection rates decline and workers increasingly return to work in their offices.
Our hotel property, the Boston Marriott Cambridge, operated at approximately 50% occupancy during the fourth quarter of 2021. For the full-year 2021, it operated at a small profit contributing approximately $0.6 million to our net income. In 2019, prior to the commencement of the pandemic, the hotel contributed approximately $15 million to our net income. Given the hotel’s location in the heart of Cambridge, Massachusetts and adjacent to MIT, we expect hotel occupancy and REVPAR to improve to pre-pandemic levels over time as business and leisure travel return to historical levels.
Investment Activity
We remain committed to developing and acquiring assets to enhance our long-term growth and to meet tenant demand for high-quality office, residential, and lab space. We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing and improving, premier Class A properties in each of our chosen markets.
During the fourth quarter of 2021, we continued to execute on our strategy and completed the acquisition of 360 Park Avenue South. 360 Park Avenue South is an approximately 450,000 square foot, 20-story office property located in the Midtown South submarket of Manhattan, New York. Utilizing our Strategic Capital Program (“SCP”), we contributed the asset and related loan to a joint venture with two institutional partners for our aggregate (direct and indirect) 42.21% ownership interest in the joint venture. Midtown South has been an attractive market to growing technology companies. We are repositioning the asset, both in terms of building system and the common areas and tenant spaces, to attract the type of tenancy that prefers the Midtown South location.
We believe this investment aligns with several elements of our growth strategy, including entering new markets or submarkets that exhibit strong demand and limitations on supply, uncovering opportunities that utilize our leasing and redevelopment skills to increase value, broadening our portfolio to meet the current and anticipated future demand of tenants in the technology sector and using private equity to increase our returns and enhance our investment capacity (Refer to the heading “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the SCP).
In the fourth quarter of 2021, we completed and fully placed in-service two development projects and one redevelopment project, partially placed in-service a development project, and commenced two new development projects. For the full-year 2021 and including January 2022, we placed in-service five development projects and commenced the development/redevelopment of seven projects.
As of December 31, 2021, our development/redevelopment pipeline consists of nine properties that, when completed, we expect will total approximately 3.4 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.5 billion, of which approximately $1.1 billion remained to be invested. The total development pipeline, inclusive of both office and lab/life sciences developments, but excluding the View

Boston Observatory at The Prudential Center, is 59% pre-leased as of February 14, 2022. The office development projects, which total approximately 2.4 million square feet, are approximately 65% pre-leased, as of February 14, 2022, to predominately credit-strong tenants with long-lease terms.
Four of the new development and redevelopment projects added to our development pipeline in 2021 focus on the specific needs of tenants in the life sciences sector. As of January 2022, our lab/life sciences developments in our pipeline total approximately 1.2 million square feet and include properties in Waltham, Massachusetts and South San Francisco, California. Although the approximately 435,000 square foot Shady Grove Innovation District, which we acquired in 2021, is not currently included in our development pipeline, we anticipate redeveloping these office buildings to lab/life sciences space. We commenced the development of 103 CityPoint in Waltham, Massachusetts in the fourth quarter of 2021, and in January 2022, we commenced the redevelopment of 651 Gateway, which we own a 50% interest, in South San Francisco, California. Our lab/life sciences developments are located in some of the largest life sciences clusters in the United States, with strong demand from tenants because of the close proximity to universities, research institutions and related businesses and concentrations of labor with specialized skills and knowledge.
Supply-chain concerns and inflation pressures continue to impact our business both in time to completion and increased costs. Our construction schedule is one of the criteria we use when we evaluate bids for development projects and capital improvements. We have been successful in awarding bids and maintaining schedules through the pandemic. However, there are fewer choices for materials, and we are working closely with our consultants and contractors to ensure there are not items used in the development or redevelopment process that could, directly or indirectly, cause delays. We are intentionally minimizing the amount of materials we acquire from foreign suppliers, releasing material packages as early as possible and making advance purchases of materials and storing them off-site. We currently expect to deliver all active developments and redevelopments on time and budget. However, we may experience greater costs and/or necessary materials may not be available, which could delay the completion of our development projects. A failure to deliver a project on time could expose us to additional costs, in time or penalties, for signed leases with such penalties.
As we continue to focus on new investments to drive future growth, we continually review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. On October 25, 2021, we completed the sale of 181,191 and 201 Spring Street, a three-building complex aggregating approximately 333,000 net rentable square feet in Lexington, Massachusetts, for an aggregate gross sales price of $191.5 million. The three buildings were 100% leased at the time of the sale. We will continue to evaluate the sale of similar properties.
A brief overview of each of our markets follows.
Boston
The Boston region is home to the largest cluster of life sciences companies in the world with growth and increasing demand driving and growing rents. During the fourth quarter of 2021, we signed approximately 415,000 square feet of leases and approximately 274,000 square feet of leases commenced. Approximately 167,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 34% over the prior leases.
Our Boston central business district (“CBD”) in-service portfolio was approximately 94% leased as of December 31, 2021. During the fourth quarter of 2021, we completed and fully placed in-service 100 Causeway Street, an approximately 634,000 net rentable square feet Class A office building in which we have a 50% ownership interest. Including leases that have not yet commenced, this project is 95% leased.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was approximately 99% leased as of December 31, 2021. During the fourth quarter of 2021, we continued our development of 325 Main Street at Kendall Center in Cambridge, Massachusetts, which is 90% pre-leased to an office tenant for a term of 15 years. We expect to place the building in-service in 2022. In early 2021, we received approximately one million square feet of new entitlements at Kendall Center for potential future development of office or lab/life sciences spaces.
Waltham and the area surrounding the Route 128-Mass Turnpike interchange continue to comprise a popular submarket of Boston for leading and emerging companies in the life sciences, biotechnology and technology sectors. During the fourth quarter of 2021, we signed leases for approximately 165,000 square feet at 880 Winter Street, an approximately 224,000 square foot office property in Waltham, Massachusetts under conversion to lab space. This project is 74% pre-leased as of February 14, 2022, with delivery expected in late 2022. In addition, we completed and fully placed in-service the redeveloped portion of 200 West Street in Waltham, Massachusetts, an approximately 138,000 square foot redevelopment to convert a portion of the building to lab space. Including leases that have not yet commenced, this project is 100% leased. In addition, we commenced the development of 103 CityPoint in Waltham, Massachusetts. When completed, the project will consist of approximately 113,000 square feet of life sciences space.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, a 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of December 31, 2021, our LA in-service properties were approximately 89% leased.
Leasing activity in the greater Los Angeles market continued to recover in the fourth quarter of 2021, especially in West LA where our properties are located. Technology and media tenants accounted for almost half of all transactions in the fourth quarter in the greater Los Angeles market. These transactions suggest a steady preference by many creative tenants for modern low-rise product with collaborative space similar to our two office parks in Santa Monica.
New York
As of December 31, 2021, our New York CBD in-service portfolio was approximately 90% leased. During the fourth quarter of 2021, we executed approximately 594,000 square feet of leases and commenced approximately 222,000 square feet of leases. Approximately 93,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 18% over the prior leases. One lease where we terminated a tenant, received a fee, and subsequently took over a below-market sublease accounted for the decrease. Excluding this lease, we experienced an increase in net rental obligations of approximately 7%.
In the fourth quarter of 2021, we acquired and commenced the redevelopment of 360 Park Avenue South, in which we have an aggregate (direct and indirect) 42.21% interest. The redevelopment will include modernizing building systems and creating amenities, collaborative spaces, and client spaces to reimagine the property to meet the needs of today’s tech and creative firms and position it as the premier workspace for growing companies in the Midtown South submarket.
San Francisco
The recovery in San Francisco continues to lag our East Coast markets as fewer businesses have commenced their return to work, street-level retail remains closed or slow, and the streets are quiet. As restrictions are lifted, we believe the pace of new leasing activity will begin to increase.
Our San Francisco CBD in-service properties were approximately 92% leased as of December 31, 2021. In the fourth quarter of 2021 in the CBD portfolio, we commenced approximately 76,000 square feet of leases with an increase in net rental obligations of approximately 13%.
In South San Francisco, life sciences activity at our Gateway Commons joint venture continues to be productive. We executed a 229,000 square foot lease with a leading biotech company at 751 Gateway. The lease comprises the entire building, which is currently under construction with initial occupancy expected in 2024. 751 Gateway is the first phase of a multi-phase life sciences campus development project at Gateway Commons. When completed, we will have a 49% ownership interest in 751 Gateway. Also at Gateway Commons, in January 2022, we commenced the redevelopment 651 Gateway. 651 Gateway is an approximately 300,000 net rentable square feet office building that will be converted to life sciences space. This property is owned by a joint venture in which we have a 50% interest.
Throughout 2021, the Class A office Silicon Valley leasing markets grew stronger with healthy net absorption. We are experiencing improving tour activity and the market is seeing large technology tenant requirements for existing and new products. Due to the limited supply of new, high-quality office space in this submarket, in February 2022, we announced the restart of the first phase of our Platform 16 development project. Platform 16, in which we own a 55% interest, is an approximately 1.1 million aggregate square foot development located in San Jose, California and proximate to San Jose Diridon Station. The first phase of the development project will include the construction of an approximately 390,000 square foot Class A creative office building and a below-grade parking garage, which are expected to be completed in early 2025.
Inclusive of the CBD and suburban portfolio, we executed approximately 405,000 square feet of leases, and commenced approximately 191,000 square feet of leases in the San Francisco region during the fourth quarter of 2021. Of the leases that commenced, approximately 159,000 square feet had been vacant for less than one year and represent a modest increase in net rental obligations of approximately 1% over the prior leases.
Seattle
We entered the Seattle market on September 1, 2021 with the acquisition of Safeco Plaza, a 50-story, 765,000 net rentable square feet, LEED Platinum certified, Class A office property in Seattle, Washington. The property was acquired under a joint venture in which we have a 33.67% ownership interest. Safeco Plaza was approximately 90% leased at December 31, 2021.
Seattle is one of the most dynamic office markets in the U.S. for companies in the technology, life sciences, financial services, and manufacturing sectors. Much like San Francisco, the recovery from the pandemic is lagging behind our East Coast markets as workers are slow to return to the office, office worker supported retail remains closed or slow and the streets remain quiet. However, in the Seattle market, there are signs of recovery as leasing activity and tenant demand increased throughout 2021. The technology industry remains a key market driver and, in the fourth quarter of 2021, accounted for more than 51% of the total leasing volume.
We continue to explore opportunities to increase our presence in the Seattle market including seeking investments where our financial, operational, redevelopment and development expertise provide the opportunity to achieve accretive returns.
Washington, DC
During the fourth quarter of 2021, we executed approximately 379,000 square feet of leases and we commenced approximately 1.4 million square feet of leases in the Washington, DC region. Of these leases, approximately 240,000 square feet had been vacant for less than one year and represent a decrease in net rental obligations of approximately 18% over the prior leases.
Our Washington, DC CBD in-service properties were approximately 85% leased as of December 31, 2021. In December 2021, we delivered 2100 Pennsylvania Avenue to our anchor tenant, who leases approximately 56% of the building, to perform their tenant improvements and we are working on leasing the remainder of the building. 2100 Pennsylvania Avenue is a Class A office project with approximately 480,000 net rentable square feet located in Washington, DC and is 58% pre-leased as of February 14, 2022.
Our Washington, DC suburban properties include our significant presence in Reston, Virginia, where demand from technology and cybersecurity tenants remains strong. Our Washington, DC suburban properties were approximately 89% leased as of December 31, 2021. During the fourth quarter of 2021, we completed more than 200,000 square feet of leasing in Reston, including an approximately 89,000 square foot lease with a technology company at South of Market in Reston, Virginia.
During the fourth quarter of 2021, we partially placed in-service Reston Next, a Class A office project with approximately 1.1 million square feet located in Reston, Virginia. This project is 86% pre-leased as of February 14, 2022. In addition, a joint venture in which we own a 50% interest fully placed in-service 7750 Wisconsin Avenue, a Class A office project with approximately 733,000 net rentable square feet located in Bethesda, Maryland. This project is 100% leased.

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the year ended December 31, 2021:

Year ended December 31, 2021
(Square Feet)
Vacant space available at the beginning of the period	4,517,385
Property dispositions/properties taken out of service (1)	(104,613)
Vacant space in properties acquired (2)	143,848
Properties placed (and partially placed) in-service (3)	2,035,237
Leases expiring or terminated during the period	5,236,075
Total space available for lease	11,827,932
1st generation leases	1,896,596
2nd generation leases with new tenants	2,592,605
2nd generation lease renewals	1,998,702
Total space leased (4)	6,487,903
Vacant space available for lease at the end of the period	5,340,029

Leases executed during the period, in square feet (5)	5,056,310

Second generation leasing information: (6)
Leases commencing during the period, in square feet	4,591,307
Weighted Average Lease Term	83 Months
Weighted Average Free Rent Period	170 Days
Total Transaction Costs Per Square Foot (7)	$71.71
Increase (Decrease) in Gross Rents (8)	(0.16)%
Increase (Decrease) in Net Rents (9)	(0.31)%
 __________________
(1)Total square feet of property dispositions during the year ended December 31, 2021 consists of 29,595 square feet due to the sale of Annapolis Junction Building Six. Total square feet of properties taken out of service during the year ended December 31, 2021 consists of 34,290 square feet at 880 Winter Street and 40,728 square feet at 800 Boylston Street - The Prudential Center, both due to redevelopment.
(2)Total square feet of vacant space in properties acquired during the year ended December 31, 2021 consists of 69,581 square feet at Safeco Plaza and 74,267 square feet at Shady Grove Innovation District.
(3)Total square feet of properties placed (and partially placed) in-service during the year ended December 31, 2021 consists of 195,326 square feet of office and 31,950 square feet of retail at One Five Nine East 53rd Street, 6,709 square feet at 685 Gateway, 633,819 square feet at 100 Causeway Street, 733,483 square feet at 7750 Wisconsin Avenue, 295,506 square feet at Reston Next and 138,444 square feet at 200 West Street.
(4)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the year ended December 31, 2021.
(5)Represents leases executed during the year ended December 31, 2021 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the year ended December 31, 2021 is 1,156,558.
(6)Second generation leases are defined as leases for space that had previously been leased by us. Of the 4,591,307 square feet of second generation leases that commenced during the year ended December 31, 2021, leases for 2,856,968 square feet were signed in prior periods.
(7)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(8)Represents the decrease in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 3,285,722 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2021; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.

(9)Represents the decrease in net rent (gross rent less operating expenses) on the new versus expired leases on the 3,285,722 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2021.
For descriptions of significant transactions that we completed during 2021, see “Item 1. Business—Transactions During 2021.”
Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to use judgment in the application of accounting policies, including making estimates and assumptions. We base our estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied resulting in a different presentation of our financial statements. From time to time, we evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current information. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 to our Consolidated Financial Statements.
We consider our critical accounting estimates to be those used in the determination of the reported amounts and disclosure related to the following:
•Purchase price allocations; and
•Impairment.
Each of the above critical accounting estimates is described in more detail below.
Real Estate
Purchase Price Allocations
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

Impairment
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
Income Taxes
Our accounting policies related to income tax are described in Note 2 to our Consolidated Financial Statements.
Boston Properties Inc.
The net difference between the tax basis and the reported amounts of BXP’s assets and liabilities was approximately $1.8 billion and $2.0 billion as of December 31, 2021 and 2020, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BXP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.
The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income:

	For the year ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc.	$505,195	$872,727	$521,534
Straight-line rent and net “above-” and “below-market” rent adjustments	(107,942)	(90,144)	(65,111)
Book/Tax differences from depreciation and amortization	146,028	106,203	125,281
Book/Tax differences on gains/(losses) from capital transactions	(25,756)	(345,854)	51,555
Book/Tax differences from stock-based compensation	61,387	42,576	49,123
Tangible Property Regulations	(77,489)	(144,981)	(148,157)
Other book/tax differences, net	71,464	117,166	(15,221)
Taxable income	$572,887	$557,693	$519,004
Boston Properties Limited Partnership
The net difference between the tax basis and the reported amounts of BPLP’s assets and liabilities was approximately $2.9 billion as of December 31, 2021 and 2020, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BPLP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.

The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$570,965	$990,479	$590,602
Straight-line rent and net “above-” and “below-market” rent adjustments	(120,074)	(100,375)	(72,687)
Book/Tax differences from depreciation and amortization	144,794	101,470	124,108
Book/Tax differences on gains/(losses) from capital transactions	(24,109)	(359,497)	56,955
Book/Tax differences from stock-based compensation	68,287	47,408	54,838
Tangible Property Regulations	(86,199)	(161,435)	(165,395)
Other book/tax differences, net	81,693	121,397	(20,177)
Taxable income	$635,357	$639,447	$568,244
Results of Operations for the Year Ended December 31, 2021 and 2020
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders decreased approximately $366.0 million and $418.0 million for the year ended December 31, 2021 compared to 2020, respectively, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2021 to the year ended December 31, 2020” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the year ended December 31, 2021 and 2020 (in thousands):

Boston Properties, Inc.

	Year ended December 31,
	2021	2020	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$496,223	$862,227	$(366,004)	(42.45)%
Preferred stock redemption charge	6,412	—	6,412	100.00%
Preferred dividends	2,560	10,500	(7,940)	(75.62)%
Net Income Attributable to Boston Properties, Inc.	505,195	872,727	(367,532)	(42.11)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	55,931	97,704	(41,773)	(42.75)%
Noncontrolling interests in property partnerships	70,806	48,260	22,546	46.72%
Net Income	631,932	1,018,691	(386,759)	(37.97)%
Other Expenses:
Add:
Interest expense	423,346	431,717	(8,371)	(1.94)%
Losses from early extinguishment of debt	45,182	—	45,182	100.00%
Loss from unconsolidated joint ventures	2,570	85,110	(82,540)	(96.98)%
Other Income:
Less:
Gains from investments in securities	5,626	5,261	365	6.94%
Interest and other income (loss)	5,704	5,953	(249)	(4.18)%
Gains on sales of real estate	123,660	618,982	(495,322)	(80.02)%
Other Expenses:
Add:
Depreciation and amortization expense	717,336	683,751	33,585	4.91%
Transaction costs	5,036	1,531	3,505	228.94%
Payroll and related costs from management services contracts	12,487	11,626	861	7.41%
General and administrative expense	151,573	133,112	18,461	13.87%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	12,487	11,626	861	7.41%
Development and management services revenue	27,697	29,641	(1,944)	(6.56)%
Net Operating Income	$1,814,288	$1,694,075	$120,213	7.10%

Boston Properties Limited Partnership

	Year ended December 31,
	2021	2020	Increase/ (Decrease)	% Change
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$561,993	$979,979	$(417,986)	(42.65)%
Preferred unit redemption charge	6,412	—	6,412	100.00%
Preferred distributions	2,560	10,500	(7,940)	(75.62)%
Net Income Attributable to Boston Properties Limited Partnership	570,965	990,479	(419,514)	(42.35)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	70,806	48,260	22,546	46.72%
Net Income	641,771	1,038,739	(396,968)	(38.22)%
Other Expenses:
Add:
Interest expense	423,346	431,717	(8,371)	(1.94)%
Losses from early extinguishment of debt	45,182	—	45,182	100.00%
Loss from unconsolidated joint ventures	2,570	85,110	(82,540)	(96.98)%
Other Income:
Less:
Gains from investments in securities	5,626	5,261	365	6.94%
Interest and other income (loss)	5,704	5,953	(249)	(4.18)%
Gains on sales of real estate	125,198	631,945	(506,747)	(80.19)%
Other Expenses:
Add:
Depreciation and amortization expense	709,035	676,666	32,369	4.78%
Transaction costs	5,036	1,531	3,505	228.94%
Payroll and related costs from management services contracts	12,487	11,626	861	7.41%
General and administrative expense	151,573	133,112	18,461	13.87%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	12,487	11,626	861	7.41%
Development and management services revenue	27,697	29,641	(1,944)	(6.56)%
Net Operating Income	$1,814,288	$1,694,075	$120,213	7.10%
At December 31, 2021 and 2020, we owned or had joint venture interests in a portfolio of 201 and 196 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the year ended December 31, 2021 and 2020 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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
We believe that in order to understand our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders as presented in our Consolidated Financial Statements. NOI should not be considered as a substitute for net income attributable to Boston Properties, Inc. common shareholders or net income attributable to Boston Properties Limited Partnership common unitholders (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
The gains on sales of real estate and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in gains on sales of real estate and depreciation expense when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
Comparison of the year ended December 31, 2021 to the year ended December 31, 2020
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 137 properties totaling approximately 38.7 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2020 and owned and in service through December 31, 2021. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2020 or disposed of on or prior to December 31, 2021. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2021 and 2020 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2021	2020	Increase/ (Decrease)	% Change	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,614,630	$2,518,898	$95,732	3.80%	$8,145	$435	$50,717	$24,573	$4,028	$14,430	$22,247	$41,440	$2,699,767	$2,599,776	$99,991	3.85%
Termination Income	11,428	8,914	2,514	28.20%	54	—	—	—	—	—	—	59	11,482	8,973	2,509	27.96%
Lease Revenue	2,626,058	2,527,812	98,246	3.89%	8,199	435	50,717	24,573	4,028	14,430	22,247	41,499	2,711,249	2,608,749	102,500	3.93%
Parking and Other	78,388	68,608	9,780	14.25%	895	14	15	20	201	—	1,412	1,404	80,911	70,046	10,865	15.51%
Total Rental Revenue (1)	2,704,446	2,596,420	108,026	4.16%	9,094	449	50,732	24,593	4,229	14,430	23,659	42,903	2,792,160	2,678,795	113,365	4.23%
Real Estate Operating Expenses	967,317	966,623	694	0.07%	3,643	875	15,639	11,567	2,285	4,834	7,823	14,570	996,707	998,469	(1,762)	(0.18)%
Net Operating Income (Loss), Excluding Residential and Hotel	1,737,129	1,629,797	107,332	6.59%	5,451	(426)	35,093	13,026	1,944	9,596	15,836	28,333	1,795,453	1,680,326	115,127	6.85%
Residential Net Operating Income (Loss) (2)	21,049	21,513	(464)	(2.16)%	—	—	(2,825)	(2,106)	—	—	—	—	18,224	19,407	(1,183)	(6.10)%
Hotel Net Operating Income (Loss) (2)	611	(5,658)	6,269	110.80%	—	—	—	—	—	—	—	—	611	(5,658)	6,269	110.80%
Net Operating Income (Loss)	$1,758,789	$1,645,652	$113,137	6.87%	$5,451	$(426)	$32,268	$10,920	$1,944	$9,596	$15,836	$28,333	$1,814,288	$1,694,075	$120,213	7.10%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 71. Residential Net Operating Income (Loss) for the year ended December 31, 2021 and 2020 is comprised of Residential Revenue of $42,668 and $38,146 less Residential Expenses of $24,444 and $18,739, respectively. Hotel Net Operating Income (Loss) for the year ended December 31, 2021 and 2020 is comprised of Hotel Revenue of $13,609 and $7,478 less Hotel Expenses of $12,998 and $13,136, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $95.7 million for the year ended December 31, 2021 compared to 2020. Approximately $86.1 million of the increase related to write-offs of accrued rent and accounts receivable balances which occurred during the year ended December 31, 2020 and did not recur in 2021, for primarily retail and co-working tenants that either terminated their leases or for which we determined that the accrued rent and/or accounts receivable balances were no longer probable of collection. Excluding the write-offs, the Same Property Portfolio increased by approximately $9.6 million due to an increase in average revenue per square foot by approximately $1.54, contributing approximately $52.0 million, partially offset by average occupancy decreasing from 93.1% to 91.5%, resulting in a decrease of approximately $42.4 million.
We continue to evaluate the collectability of our accrued rent and accounts receivable balances related to lease revenue. Following a write-off, if (1) we subsequently determine that it is probable we will collect substantially all the remaining lessee’s lease payments under the lease term and (2) the lease has not been modified since the write-off, we will then reinstate the accrued rent and accounts receivable write-offs, adjusting for the amount related to the period when the lease payments were considered not probable of collection. If our estimate of collectability differs from the cash received, then the timing and amount of our reported revenue could be impacted.
The number of executed COVID-19 lease modifications has decreased each quarter since the second quarter of 2020 and we are now executing COVID-19 modifications on a limited basis.
Termination Income
Termination income increased by approximately $2.5 million for the year ended December 31, 2021 compared to 2020.
Termination income for the year ended December 31, 2021 totaled approximately $11.4 million and related to 27 tenants across the Same Property Portfolio, most of which related to tenants that terminated leases early in New York City and the Boston region.
Termination income for the year ended December 31, 2020 totaled approximately $8.9 million and related to 39 tenants across the Same Property Portfolio, most of which related to tenants that terminated leases early in New York City.
Parking and Other Revenue
Parking and other revenue increased by approximately $9.8 million for the year ended December 31, 2021 compared to 2020. Parking revenue and other revenue increased by approximately $7.1 million and $2.7 million, respectively. The increase in parking revenue was primarily due to an increase in transient parking. The increase in other revenue was primarily due to approximately $5.3 million in insurance proceeds related to damage at one of our properties in the New York region due to a water-main break, partially offset by a decrease in other revenue of approximately $2.6 million related to tenant restoration obligation payments in 2020 that did not recur in 2021. Expenses of $5.3 million related to the insurance claim are included within real estate operating expenses.
For the year ended December 31, 2021, transient parking increased by approximately $10.0 million, partially offset by a decrease in monthly parking of approximately $3.3 million, compared to the year ended December 31, 2020. Some of our monthly parking revenues are contractual agreements embedded in our leases, and some are at will individual agreements.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $0.7 million, or 0.1%, for the year ended December 31, 2021 compared to 2020, due primarily to an increase in utility expense and expenses related to the insurance claim mentioned above, partially offset by a decrease in real estate taxes. The increase in utility expense was experienced across the portfolio and was primarily driven by an increase in physical tenant occupancy, which led to greater demand for electricity and HVAC.

Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2020 and December 31, 2021. Rental revenue and real estate operating expenses increased by approximately $8.6 million and $2.8 million, respectively, for the year ended December 31, 2021 compared to 2020, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2021	2020	Change	2021	2020	Change
			(dollars in thousands)
777 Harrison Street (1)	June 26, 2020	N/A	$2,392	$449	$1,943	$2,211	$875	$1,336
153 & 211 Second Avenue	June 2, 2021	136,882	5,470	—	5,470	547	—	547
Shady Grove Innovation District	August 2, 2021	233,452	1,232	—	1,232	885	—	885
		370,334	$9,094	$449	$8,645	$3,643	$875	$2,768
_______________
(1)Includes operating results for 759 Harrison Street, which we fully acquired on December 16, 2020.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2020 and December 31, 2021. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $29.9 million and $8.5 million, respectively, for the year ended December 31, 2021 compared to 2020, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
Office
20 CityPoint	Second Quarter, 2019	Second Quarter, 2020	211,476	$8,580	$7,246	$1,334	$3,117	$2,782	$335
17Fifty Presidents Street	First Quarter, 2020	First Quarter, 2020	275,809	19,868	13,339	6,529	5,759	3,894	1,865
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	15,672	(1,041)	16,713	3,582	1,504	2,078
200 West Street (2)	Fourth Quarter, 2020	Fourth Quarter, 2021	273,365	6,612	5,049	1,563	3,181	3,387	(206)
Total Office			980,650	50,732	24,593	26,139	15,639	11,567	4,072

Residential
The Skylyne	Third Quarter, 2020	Third Quarter, 2020	330,996	3,891	155	3,736	6,716	2,261	4,455
Total Residential			330,996	3,891	155	3,736	6,716	2,261	4,455
			1,311,646	$54,623	$24,748	$29,875	$22,355	$13,828	$8,527
_____________
(1)This is the low-rise portion of 601 Lexington Avenue, which was in development for the year ended December 31, 2020. Rental revenue for the year ended December 31, 2020 includes an approximately $2.9 million write-off of accrued rent and accounts receivable balances for a terminated tenant.
(2)Includes 138,444 square feet of redevelopment that was fully placed in-service in December 2021. This property was in development for the year ended December 31, 2020.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2020 and December 31, 2021. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $10.2 million and $2.5 million, respectively, for the year ended December 31, 2021 compared to 2020, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2021	2020	Change	2021	2020	Change
			(dollars in thousands)
325 Main Street (1)	May 9, 2019	115,000	$—	$36	$(36)	$317	$276	$41
880 Winter Street (2)	February 25, 2021	224,000	2,476	8,253	(5,777)	1,509	3,174	(1,665)
3625-3635 Peterson Way (3)	April 16, 2021	218,000	1,753	6,141	(4,388)	459	1,384	(925)
		557,000	$4,229	$14,430	$(10,201)	$2,285	$4,834	$(2,549)
_______________
(1)Real estate operating expenses for the year ended December 31, 2021 and 2020 were related to demolition costs.
(2)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
(3)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We demolished the building and expect to redevelop the site at a future date.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2020 and December 31, 2021. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $19.2 million and $6.7 million, respectively, for the year ended December 31, 2021 compared to 2020, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2021	2020	Change	2021	2020	Change
				(dollars in thousands)
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$—	$1,946	$(1,946)	$—	$881	$(881)
New Dominion Technology Park	February 20, 2020	Office	493,000	—	2,551	(2,551)	—	772	(772)
Capital Gallery (1)	June 25, 2020	Office	631,000	11,010	23,352	(12,342)	3,824	8,669	(4,845)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	12,649	15,054	(2,405)	3,999	4,248	(249)
			2,225,000	$23,659	$42,903	$(19,244)	$7,823	$14,570	$(6,747)
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
Residential Net Operating Income (Loss)
Net operating income for our residential same properties decreased by approximately $0.5 million for the year ended December 31, 2021 compared to 2020. The decrease was primarily due to approximately $0.7 million of termination income from a retail tenant in 2020 that did not recur in 2021.
The following reflects our occupancy and rate information for The Lofts at Atlantic Wharf, The Avant at Reston Town Center, Signature at Reston and Proto Kendall Square for the years ended December 31, 2021 and 2020.

	The Lofts at Atlantic Wharf			The Avant at Reston Town Center			Signature at Reston			Proto Kendall Square
	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)	2021	2020	Change (%)
Average Monthly Rental Rate (1)	$3,558	$4,269	(16.7)%	$2,277	$2,336	(2.5)%	$2,358	$2,329	1.2%	$2,615	$2,810	(6.9)%
Average Rental Rate Per Occupied Square Foot	$3.99	$4.73	(15.6)%	$2.49	$2.56	(2.7)%	$2.44	$2.45	(0.4)%	$4.80	$5.17	(7.2)%
Average Physical Occupancy (2)	94.2%	88.4%	6.6%	94.2%	90.3%	4.3%	88.6%	81.6%	8.6%	93.0%	90.9%	2.3%
Average Economic Occupancy (3)	92.2%	87.9%	4.9%	93.6%	89.1%	5.1%	86.0%	77.2%	11.4%	92.0%	89.4%	2.9%
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
Hotel Net Operating Income (Loss)
The Boston Marriott Cambridge hotel had net operating income of approximately $0.6 million for the year ended December 31, 2021, representing an increase of approximately $6.3 million compared to the year ended December 31, 2020.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and has operated at lower occupancy levels due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, and the decreased demand and occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations. We expect hotel occupancy to remain low until the demand for business and leisure travel accelerates.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the years ended December 31, 2021 and 2020.

	2021	2020	Change (%)
Occupancy	33.5%	16.4%	104.3%
Average daily rate	$211.59	$211.36	0.1%
REVPAR	$70.92	$33.52	111.6%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.9 million for the year ended December 31, 2021 compared to 2020. Development services revenue decreased by approximately $3.9 million while management services revenue increased by approximately $2.0 million. The decrease in development services revenue was primarily related to a decrease in development fees earned from a building owned by a third-party in the Washington, DC region and an unconsolidated joint venture in New York City and fees associated with tenant improvement projects earned from a third-party owned building in the Washington, DC region. The increase in management services revenue was primarily related to an increase in property management fees earned from a building owned by a third-party in the Washington, DC region, the unconsolidated joint venture that owns Safeco

Plaza in Seattle, Washington, leasing commissions earned in the Washington, DC region and from an unconsolidated joint venture in the Los Angeles region.
General and Administrative Expense
General and administrative expense increased by approximately $18.5 million for the year ended December 31, 2021 compared to 2020 primarily due to an increase in compensation and health care expenses of approximately $19.9 million, partially offset by an approximately $1.4 million decrease in other general and administrative expenses. The increase in compensation expense was related to (1) an approximately $18.4 million increase in other compensation expenses, primarily due to the reduction of bonuses paid to senior management for the year ended December 31, 2020, which resulted from the impact of the COVID-19 pandemic on our actual performance versus targets under BXP’s 2020 annual cash incentive plan, and accelerated age-based vesting of certain employees, (2) an approximately $1.2 million increase in health care costs and (3) an approximately $0.3 million increase in the value of our deferred compensation plan. The decrease in other general and administrative expenses was primarily related to a decrease in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the year ended December 31, 2021 and 2020 were approximately $13.7 million and $12.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $3.5 million for the year ended December 31, 2021 compared to 2020 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
Boston Properties, Inc.
Depreciation and amortization expense increased by approximately $33.6 million for the year ended December 31, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2021	2020	Change
	(in thousands)
Same Property Portfolio (1)	$661,972	$656,409	$5,563
Properties Acquired Portfolio	8,990	2	8,988
Properties Placed In-Service Portfolio	22,273	10,475	11,798
Properties in Development or Redevelopment Portfolio (2)	19,703	9,219	10,484
Properties Sold Portfolio	4,398	7,646	(3,248)
	$717,336	$683,751	$33,585
_______________
(1)During the year ended December 31, 2021, we commenced redevelopment of View Boston Observatory at The Prudential Center, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the year ended December 31, 2021, we recorded approximately $2.6 million of accelerated depreciation expense for the demolition of the space, of which approximately $0.8 million related to the step-up of real estate assets.

(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the year ended December 31, 2021, we recorded approximately $13.7 million of accelerated depreciation expense for the demolition of a portion of the building.
Boston Properties Limited Partnership
Depreciation and amortization expense increased by approximately $32.4 million for the year ended December 31, 2021 compared to 2020, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2021	2020	Change
	(in thousands)
Same Property Portfolio (1)	$653,671	$649,324	$4,347
Properties Acquired Portfolio	8,990	2	8,988
Properties Placed In-Service Portfolio	22,273	10,475	11,798
Properties in Development or Redevelopment Portfolio (2)	19,703	9,219	10,484
Properties Sold Portfolio	4,398	7,646	(3,248)
	$709,035	$676,666	$32,369
_______________
(1)During the year ended December 31, 2021, we commenced redevelopment of View Boston Observatory at The Prudential Center, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the year ended December 31, 2021, we recorded approximately $1.8 million of accelerated depreciation expense for the demolition of the space.
(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the year ended December 31, 2021, we recorded approximately $13.7 million of accelerated depreciation expense for the demolition of a portion of the building.
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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the year ended December 31, 2021 compared to 2020, loss from unconsolidated joint ventures decreased by approximately $82.5 million primarily due to (1) a $60.5 million non-cash impairment charge at our Dock 72 joint venture during the year ended December 31, 2020, (2) a net decrease in loss from unconsolidated joint ventures of approximately $4.5 million related to our exit from the Annapolis, Maryland submarket in 2021 and 2020 (See Note 6 to the Consolidated Financial Statements) and (3) an approximately $8.1 million increase in net income at our Dock 72 and Metropolitan Square joint ventures primarily due to a write-off of lease revenue during the year ended December 31, 2020. There were no non-cash impairment charge or write-off of lease revenue during 2021.
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

Boston Properties, Inc.
Gains on sales of real estate decreased by approximately $495.3 million for the year ended December 31, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$8.1	(1)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$191.5	$179.9	115.6
				$191.5	$179.9	$123.7
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$217.7
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	192.3
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.6	203.5
Crane Meadow	December 16, 2020	Land	N/A	14.3	14.2	5.2
				$874.0	$514.8	$618.7	(2)
___________
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 10 to the Consolidated Financial Statements). The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $8.1 million.
(2)Excludes approximately $0.3 million of gains on sales of real estate recognized during the year ended December 31, 2020 related to gain amounts from sales of real estate occurring in the prior year.
Boston Properties Limited Partnership
Gains on sales of real estate decreased by approximately $506.7 million for the year ended December 31, 2021 compared to 2020, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$8.1	(1)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$191.5	$179.9	117.1
				$191.5	$179.9	$125.2
2020
601, 611 and 651 Gateway	January 28, 2020	Office	768,000	$350.0	$—	$222.4
New Dominion Technology Park	February 20, 2020	Office	493,000	256.0	254.0	197.1
Capital Gallery	June 25, 2020	Office	455,000	253.7	246.6	207.0
Crane Meadow	December 16, 2020	Land	N/A	14.3	14.2	5.2
				$874.0	$514.8	$631.7	(2)
___________
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project (See Note 10 to the Consolidated Financial Statements). The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $8.1 million.
(2)Excludes approximately $0.2 million of gains on sales of real estate recognized during the year ended December 31, 2020 related to gain amounts from sales of real estate occurring in the prior year.

Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $0.2 million for the year ended December 31, 2021 compared to 2020, due primarily to a decrease of approximately $3.4 million in interest income due to lower interest earned on our deposits, partially offset by an approximately $3.2 million decrease in the allowance for current expected credit losses, which results in higher income.
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
Gains from Investments in Securities
Gains from investments in securities for the year ended December 31, 2021 and 2020 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the year ended December 31, 2021 and 2020, we recognized gains of approximately $5.6 million and $5.3 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $5.6 million and $5.3 million during the year ended December 31, 2021 and 2020, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
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
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding on its delayed draw term loan facility (“Delayed Draw Facility”) under our prior unsecured revolving credit agreement (the “2017 Credit Facility”). We recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to unamortized financing costs.
On October 15, 2021, BPLP used proceeds from its September 2021 offering of unsecured senior notes and borrowings under its new credit facility, which replaced the 2017 Credit Facility (as amended and restated, the “2021 Credit Facility”) to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion. The redemption price included approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 104.284% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $44.2 million, which amount included the payment of the redemption premium totaling approximately $42.8 million.
On December 10, 2021, the consolidated entity in which we have a 55% interest refinanced the mortgage loan collateralized by its 601 Lexington Avenue property located in New York City with a new lender. The mortgage loan has a principal amount of $1.0 billion, requires interest-only payments at a fixed interest rate of 2.79% per annum and matures on January 9, 2032. The previous mortgage loan had an outstanding balance of approximately $616.1 million, bore interest at a fixed rate of 4.75% per annum and was scheduled to mature on April 10, 2022. There was no prepayment penalty associated with the repayment of the previous mortgage loan. We recognized a loss from early extinguishment of debt totaling approximately $0.1 million due to the write-off of unamortized deferred financing costs.
Interest Expense
Interest expense decreased by approximately $8.4 million for the year ended December 31, 2021 compared to 2020, as detailed below.

Component	Change in interest expense for the year ended December 31, 2021 compared to December 31, 2020
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	$17,389
Issuance of $1.25 billion in aggregate principal of 3.250% senior notes due 2031 on May 5, 2020	14,155
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	5,328
Increase in interest due to finance leases for two in-service properties	1,880
Decrease in capitalized interest related to development projects	1,139
Total increases to interest expense	39,891
Decreases to interest expense due to:
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(31,497)
Redemption of $1.0 billion in aggregate principal of 3.85% senior notes due 2023 on October 15, 2021	(8,176)
Decrease in interest rates for the 2017 and 2021 Credit Facilities and the repayment of the unsecured term loan on March 16, 2021 (1)	(5,964)
Increase in capitalized interest related to development projects that had finance leases	(1,139)
Other interest expense (excluding senior notes)	(968)
Decrease in interest due to finance leases that are related to development properties	(355)
Decrease in interest related to the repayment of the University Place mortgage loan	(163)
Total decreases to interest expense	(48,262)
Total change in interest expense	$(8,371)
_______________
(1)On June 15, 2021, BPLP entered into the 2021 Credit Facility, which replaced the 2017 Credit Facility (See Note 9 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the years ended December 31, 2021 and 2020 was approximately $53.1 million and $53.9 million, respectively. These costs are not included in the interest expense referenced above.
At December 31, 2021, our variable rate debt consisted of BPLP’s $1.5 billion revolving facility (the “Revolving Facility”). The Revolving Facility had $145 million outstanding as of December 31, 2021. For a summary of our consolidated debt as of December 31, 2021 and December 31, 2020 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $22.5 million for the year ended December 31, 2021 compared to 2020, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2021	2020	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$11,594	$4,954	$6,640
Times Square Tower (2)	20,051	3,535	16,516
601 Lexington Avenue	14,897	16,575	(1,678)
100 Federal Street	12,158	14,313	(2,155)
Atlantic Wharf Office Building	12,106	8,883	3,223
	$70,806	$48,260	$22,546
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our tenants. In addition, during the year ended December 31, 2020, we accelerated amortization expense related to a below-market lease that terminated early.
(2)During the year ended December 31, 2020, we wrote off approximately $26.8 million of accrued rent and accounts receivable balances for tenants that either terminated their leases or for which we determined these balances were no longer probable of collection. Approximately $12.0 million represents our partners’ share of the write-offs.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $41.8 million for the year ended December 31, 2021 compared to 2020 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2020. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Preferred Stock/Unit Redemption Charge
On March 2, 2021, BXP issued a redemption notice for 80,000 shares of its Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding Depositary Shares, each representing 1/100th of a share of Series B Preferred Stock. The redemption price per share of Series B Preferred Stock was $2,500, plus all accrued and unpaid dividend to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, we transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and is reflected as a reduction to Net Income Attributable to Boston Properties, Inc. common shareholders and Net Income Attributable to Boston Properties Limited Partnership common unitholders on the Consolidated Income Statement.
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
•cash and cash equivalent balances;
•borrowings under BPLP’s Revolving Facility, short-term bridge facilities and construction loans;
•long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);
•sales of real estate;
•private equity sources through our Strategic Capital Program (“SCP”) with large institutional investors, and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development/redevelopment properties primarily with our available cash balances, construction loans and BPLP’s Revolving Facility. We use BPLP’s Revolving Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing and our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction and redevelopment as of December 31, 2021 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at December 31, 2021 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	$308,403	$418,400	$—	$—	$109,997	90%
Reston Next	Fourth Quarter, 2023	Reston, VA	2	1,062,000	534,847	715,300	—	—	180,453	86%	(6)
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	229,749	356,100	—	—	126,351	58%
360 Park Avenue South (42% ownership)	First Quarter, 2025	New York, NY	1	450,000	192,058	219,000	92,774	84,925	19,093	—%	(7)
Total Office Properties under Construction			5	2,412,000	1,265,057	1,708,800	92,774	84,925	435,894	65%

Lab/Life Sciences
880 Winter Street (Redevelopment)	First Quarter, 2023	Waltham, MA	1	224,000	20,345	108,000	—	—	87,655	74%
751 Gateway (49% ownership)	Second Quarter, 2024	South San Francisco, CA	1	230,592	41,337	127,600	—	—	86,263	100%
103 CityPoint	Third Quarter, 2024	Waltham, MA	1	113,000	14,663	115,100	—	—	100,437	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	50,776	274,700	—	—	223,924	—%
Total Lab/Life Sciences Properties under Construction			4	896,592	127,121	625,400	—	—	498,279	44%

Other
View Boston Observatory at The Prudential Center (Redevelopment)	N/A	Boston, MA	—	59,000	59,699	182,300	—	—	122,601	N/A	(8)
Total Properties under Construction			9	3,367,592	$1,451,877	$2,516,500	$92,774	$84,925	$1,056,774	59%	(9)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement includes our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through December 31, 2021.
(3)Includes approximately $51.1 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $51.1 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of February 14, 2022, including leases with future commencement dates.
(6)The property was 28% placed in-service as of December 31, 2021.
(7)Investment to Date includes all related costs incurred prior to the contribution of the property by us to the venture on December 15, 2021 totaling approximately $107 million and our proportionate share of the loan. Our partners will fund required capital until their aggregate investment is approximately 58% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests.
(8)We expect to place this project in-service and open to the public in the second quarter of 2023.
(9)Percentage leased excludes View Boston Observatory at The Prudential Center (redevelopment) at 800 Boylston Street - The Prudential Center.

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
Leasing activity and revenue from parking and our hotel improved in the fourth quarter of 2021. We signed approximately 1.8 million square feet of leases in the fourth quarter of 2021, which is in-line with our 10-year fourth quarter leasing average. Our fourth quarter parking revenue was approximately 87% of our fourth quarter 2019 pre-pandemic parking revenue. While our hotel revenue significantly improved in the fourth quarter of 2021 compared to the fourth quarter of 2020, it was approximately 47% below our fourth quarter 2019 (i.e., pre-pandemic) hotel revenue as a result of low occupancy.
Our primary uses of capital over the next twelve months will be the commencement, continuation and completion of our current and committed development and redevelopment projects, servicing the interest payments on our outstanding indebtedness and satisfying our REIT distribution requirements.
As of December 31, 2021, we had nine properties under development or redevelopment. Our share of the remaining development and redevelopment costs that we expect to fund through 2025 was approximately $1.1 billion. In January 2022, we commenced the redevelopment of 651 Gateway, in which we own a 50% interest, located in South San Francisco, California and in February 2022, we announced the restart of the first phase of our Platform 16 development project, in which we own a 55% interest, in San Jose, California (see Note 18 to the Consolidated Financial Statements).
During the fourth quarter of 2021, a joint venture in which we own a 55% interest refinanced the mortgage debt collateralized by its 601 Lexington Avenue property located in New York City with a new lender. The new mortgage loan totals $1.0 billion, bears interest at a rate of 2.79% per annum and matures in January 2032. The previous mortgage debt had an outstanding balance of approximately $616.1 million, bore interest at a rate of 4.75% per annum and was scheduled to expire in April 2022.
In July 2021, we announced the formation of an investment program with two partners committing a targeted equity investment of $1.0 billion, including $250 million from us. Under this agreement, we will provide these partners, for up to two years, exclusive first offers to form joint ventures with us to invest in assets that meet pre-established target criteria. All investments are discretionary to each partner.
The SCP provides us the opportunity to partner with large institutional investors and capitalize our investment opportunities partially through private equity. The SCP enhances our access to capital and investment capacity and further enhances our returns through fees paid to us, and in certain partnerships, a greater share of income upon achieving certain success criteria. These large financial partners include some of the world’s largest sovereign wealth funds and pension plans. Our use of the SCP is consistent with our ongoing strategy to create value through opportunistic investments in high-quality office properties in markets with the strongest economic growth over time while maintaining a strong balance sheet and modest leverage.
On December 14, 2021, we acquired 360 Park Avenue South, an approximately 450,000 square foot office building located in New York City, for an aggregate purchase price, including transactions costs, of approximately $300.7 million. At closing, we assumed approximately $200.3 million of mortgage debt and BPLP issued approximately $99.7 million of its common units of limited partnership interest in BPLP (“OP Units”) at approximately $115 per OP Unit. Immediately following the acquisition, we refinanced the assumed debt with a $220.0 million, of which $202.0 million was advanced at closing, three-year mortgage loan with a variable interest rate equal to the Adjusted SOFR plus 2.40% per annum. The spread on the variable rate may be reduced subject to certain conditions. On December 15, 2021, we contributed the property to a joint venture for our aggregate (direct and indirect) approximately 42.21% ownership interest and the two SCP partners own the remaining approximately 58%

interest. The joint venture assumed the related indebtedness. The venture immediately commenced redevelopment of the asset with an estimated initial occupancy in late 2023.
On October 25, 2021, we completed the sale of our 181, 191 and 201 Spring Street properties, located in Lexington, Massachusetts, for an aggregate gross sales price of $191.5 million. Net cash proceeds totaled approximately $179.9 million.
We have no debt maturities until September 2023. Our unconsolidated joint ventures have two loans maturing in 2022, of which our share of the aggregate outstanding principal is approximately $146.5 million. We are currently in the market to refinance both maturities with mortgage debt in amounts equal to or greater than the current balances. There can be no assurance that we will complete these refinancings on the terms currently contemplated or at all.
Although the current and future impact of COVID-19 on our liquidity and capital resources will depend on a wide range of factors, we believe that our access to capital and our strong liquidity, including the approximately $1.2 billion available under the 2021 Credit Facility and available cash of approximately $292.2 million (of which approximately $101.0 million is attributable to our consolidated joint venture partners), as of February 14, 2022, is sufficient to fund our remaining capital requirements on existing development and redevelopment projects, repay our maturing indebtedness when due, satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
We have not sold any shares under BXP’s $600.0 million “at the market” equity offering program.
We may seek to enhance our liquidity to fund our current and future development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on interest rates, the overall conditions in the debt and equity markets, and our leverage at the time, we may decide to access either or both of these capital sources. Doing so may result in us carrying additional cash and cash equivalents pending our use of the proceeds, which could increase our net interest expense or be dilutive to our earnings, or both.
Inflation
We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and resets to market, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the rent may not increase frequently enough to fully cover inflation.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $0.5 billion and $1.7 billion at December 31, 2021 and 2020, respectively, representing a decrease of approximately $1.2 billion. The following table sets forth changes in cash flows:

	Year ended December 31,
	2021	2020	Increase (Decrease)
	(in thousands)
Net cash provided by operating activities	$1,133,227	$1,156,840	$(23,613)
Net cash used in investing activities	(1,039,956)	(613,719)	(426,237)
Net cash provided by (used in) financing activities	(1,311,442)	484,322	(1,795,764)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, excluding residential units, was approximately 7.9 years as of December 31, 2021, including leases signed by our unconsolidated joint ventures, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
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
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the year ended December 31, 2021 consisted primarily of acquisitions of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by proceeds from the sales of real estate and proceeds from sale of investment in unconsolidated joint ventures. Cash used in investing activities for the year ended December 31, 2020 consisted primarily of acquisitions of real estate, development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale of real estate and capital distribution from unconsolidated joint ventures, as detailed below:

	Year ended December 31,
	2021	2020
	(in thousands)
Acquisitions of real estate (1)	$(222,260)	$(137,976)
Construction in progress (2)	(513,878)	(482,507)
Building and other capital improvements	(150,998)	(160,126)
Tenant improvements	(263,952)	(234,423)
Proceeds from sales of real estate (3)	179,887	519,303
Capital contributions to unconsolidated joint ventures (4)	(98,152)	(172,436)
Capital distributions from unconsolidated joint ventures (5)	122	55,298
Proceeds from sale of investment in unconsolidated joint venture (6)	17,789	—
Issuance of note receivable, net (7)	—	(9,800)
Proceeds from note receivable (8)	10,035	6,397
Investments in securities, net	1,451	2,551
Net cash used in investing activities	$(1,039,956)	$(613,719)
Cash used in investing activities changed primarily due to the following:
(1)On August 2, 2021, we acquired Shady Grove Innovation District in Rockville, Maryland, for a purchase price, including transaction costs, of approximately $118.5 million in cash. Shady Grove Innovation District is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site.
On June 2, 2021, we acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for a purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet.
On June 26, 2020, we completed the acquisition of real property at 777 Harrison Street (known as Fourth + Harrison) located in San Francisco, California for a gross purchase price, including entitlements, totaling approximately $140.1 million. On July 31, 2020 and December 16, 2020, we acquired real property at 759 Harrison Street located in San Francisco, California, which is expected to be included in the Fourth + Harrison development project, for an aggregate purchase price totaling approximately $4.5 million. 759 Harrison Street and Fourth + Harrison are expected to support the development of approximately 850,000 square feet of primarily commercial office space.
(2)Construction in progress for the year ended December 31, 2021 includes ongoing expenditures associated with One Five Nine East 53rd Street, which was completed and fully placed in-service during the year ended December 31, 2021. In addition, we incurred costs associated with our continued development/redevelopment of 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue, Reston Next, 180 CityPoint, View Boston Observatory at The Prudential Center and 880 Winter Street.
Construction in progress for the year ended December 31, 2020 includes ongoing expenditures associated with 17Fifty Presidents Street, 20 CityPoint and The Skylyne, which were completed and fully placed in-service during the year ended December 31, 2020. In addition, we incurred costs associated with our continued development/redevelopment of One Five Nine East 53rd Street, Reston Next, 2100 Pennsylvania Avenue, 200 West Street and 325 Main Street.
(3)On October 25, 2021, we completed the sale of our 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sales price of $191.5 million. Net cash proceeds totaled approximately $179.9 million, resulting in a gain on sale of real estate totaling approximately $115.6 million for BXP and approximately $117.1 million for BPLP. 181,191 and 201 Spring Street are three Class A office properties aggregating approximately 333,000 net rentable square feet.
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
(4)Capital contributions to unconsolidated joint ventures for the year ended December 31, 2021 consisted primarily of cash contributions of approximately $73.0 million and $11.4 million to our Safeco Plaza and Santa Monica Business Park joint ventures, respectively. On September 1, 2021, we entered into a new joint venture for Safeco Plaza located in Seattle, Washington (See Note 6 to the Consolidated Financial Statements).
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2020 consisted primarily of cash contributions of approximately $79.3 million, $46.3 million, $27.2 million, $7.5 million and $7.4 million to our Platform 16, 3 Hudson Boulevard, Beach Cities Media Campus, Dock 72 and Metropolitan Square joint ventures, respectively.
(5)Capital distributions from unconsolidated joint ventures for the year ended December 31, 2020 consisted of cash distributions totaling (1) approximately $22.5 million from our Metropolitan Square joint venture resulting from the excess proceeds from the refinancing of the mortgage loan on the property, (2) approximately $17.9 million from our Annapolis Junction joint venture resulting from available cash and the net proceeds from the sale of Annapolis Junction Building Eight and two land parcels after the pay down of the mortgage loan and (3) approximately $14.0 million from our Colorado Center joint venture resulting from the excess proceeds from the mortgage financing on the property that occurred during 2017, which proceeds were released from lender reserves.
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
(8)Proceeds from note receivable consists of the final repayment of a note receivable provided by us to the buyer in connection with the sale of land at our Tower Oaks property located in Rockville, Maryland, which was collateralized by a portion of the land parcel, bore interest at an effective rate of 1.92% per annum and matured on December 20, 2021.
Cash used in financing activities for the year ended December 31, 2021 totaled approximately $1.3 billion. This amount consisted primarily of (1) the redemption of $1.0 billion in aggregate principal amount of BPLP’s 3.85% senior notes due 2023, (2) the redemption of $850.0 million in aggregate principal amount of BPLP’s 4.125% senior notes due 2021, (3) the repayment of the $500.0 million Delayed Draw Facility under the 2017 Credit Facility, (4) redemption of the $200 million Series B Preferred Stock, (5) payment of our regular dividends and distributions to our shareholders and unitholders and (6) distributions to noncontrolling interest holders in property partnership. These decreases were partially offset by the proceeds from the issuance by BPLP of (1) $850.0 million in aggregate principal amount of its 2.550% senior unsecured notes due 2032 and (2) $850.0 million in aggregate principal amount of its 2.450% senior unsecured notes due 2033. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	December 31, 2021
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,545	156,545	$18,030,853
Common Operating Partnership Units	18,047	18,047	2,078,653	(2)
Total Equity		174,592	$20,109,506

Consolidated Debt			$12,896,609
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,383,887
Subtract:
Partners’ share of Consolidated Debt (4)			(1,356,579)
BXP’s Share of Debt			$12,923,917

Consolidated Market Capitalization			$33,006,115
BXP’s Share of Market Capitalization			$33,033,423
Consolidated Debt/Consolidated Market Capitalization			39.07%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			39.12%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on December 31, 2021 of $115.18.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2018 MYLTIP Units) but excludes MYLTIP Units granted between 2019 and 2021 because the three-year performance period has not ended.
(3)See page 95 for additional information.
(4)See page 94 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on December 31, 2021, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-

year performance periods have not yet ended, 2019 - 2021 MYLTIP Units are not included in this calculation as of December 31, 2021.
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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Investments in Unconsolidated Joint Ventures - Secured Debt within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Mortgage Notes Payable” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of December 31, 2021, we had approximately $12.9 billion of outstanding consolidated indebtedness, representing approximately 39.07% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.5 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.43% per annum and maturities in 2023 through 2033, (2) $3.3 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.42% per annum and a weighted-average term of 6.8 years and (3) $145.0 million outstanding under BPLP’s 2021 Credit Facility that matures on June 15, 2026.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit and term loan, as well as Consolidated Debt Financing Statistics at December 31, 2021 and December 31, 2020.

	December 31,
	2021	2020
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,267,914	$2,909,081
Unsecured senior notes, net	9,483,695	9,639,287
Unsecured line of credit	145,000	—
Unsecured term loan, net	—	499,390
Consolidated Debt	12,896,609	13,047,758
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,383,887	1,153,628
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,356,579)	(1,194,619)
BXP’s Share of Debt	$12,923,917	$13,006,767

	December 31,
	2021	2020
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	98.88%	96.17%
Variable rate	1.12%	3.83%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.43%	3.75%
Variable rate	0.98%	1.19%
Total	3.40%	3.65%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.32%	3.65%
Variable rate	0.87%	1.10%
Total	3.29%	3.55%
Weighted-average maturity at end of period (in years):
Fixed rate	6.6	5.5
Variable rate	4.5	1.3
Total	6.6	5.4
_______________
(1)See page 95 for additional information.
(2)See page 94 for additional information.
Unsecured Credit Facility
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding, on the Delayed Draw Facility under the 2017 Credit Facility. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million, related to unamortized financing costs.
On June 15, 2021, BPLP amended and restated the 2017 Credit Facility and entered into the 2021 Credit Facility. The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. Among other things, the amendment and restatement (1) extended the maturity date to June 15, 2026, (2) eliminated the $500.0 million Delayed Draw Facility provided under the 2017 Credit Facility, (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (See Note 9 to the Consolidated Financial Statements).
The 2021 Credit Facility replaces the 2017 Credit Facility, which consisted of a $1.5 billion unsecured revolving line of credit and a $500.0 million Delayed Draw Facility, and was scheduled to expire on April 24, 2022.
At December 31, 2021, BPLP had $145.0 million of borrowings under its 2021 Credit Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.3 billion. At February 14, 2022, BPLP had $265.0 million of borrowings under its 2021 Credit Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.2 billion.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of December 31, 2021, see Note 8 to the Consolidated Financial Statements.
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
On October 15, 2021, BPLP used proceeds from its September 2021 offering of unsecured senior notes and borrowings under its 2021 Credit Facility to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion. The redemption price included approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 104.284% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $44.2 million, which amount included the payment of the redemption premium totaling approximately $42.8 million.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2021, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
On March 26, 2021, we used available cash to repay the mortgage loan collateralized by our University Place property located in Cambridge, Massachusetts totaling approximately $0.9 million. The mortgage loan bore interest at a fixed rate of 6.94% per annum and was scheduled to mature on August 1, 2021. There was no prepayment penalty.
On December 10, 2021, the consolidated entity in which we have a 55% interest refinanced the mortgage loan collateralized by its 601 Lexington Avenue property located in New York City with a new lender. The mortgage loan has a principal amount of $1.0 billion, requires interest-only payments at a fixed interest rate of 2.79% per annum and matures on January 9, 2032. The previous mortgage loan had an outstanding balance of approximately

$616.1 million, bore interest at a fixed rate of 4.75% per annum and was scheduled to mature on April 10, 2022. There was no prepayment penalty associated with the repayment of the previous mortgage loan. We recognized a loss from early extinguishment of debt totaling approximately $0.1 million due to the write-off of unamortized deferred financing costs.
The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2021:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(18,984)	$2,281,016	$912,474	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	2.79%	2.92%	1,000,000	(13,102)	986,898	444,105	(2)(5)	January 9, 2032
Total			$3,300,000	$(32,086)	$3,267,914	$1,356,579
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2021, the maximum funding obligation under the guarantee was approximately $19.0 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 10 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.

Contractual aggregate principal payments of mortgage notes payable at December 31, 2021 are as follows:

Principal Payments
Year	(in thousands)
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	3,300,000
$3,300,000
Investments in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Fifteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 6 to the Consolidated Financial Statements. At December 31, 2021, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2021. In addition to other guarantees that may be specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Venture Ownership %	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55%	4.06%	4.24%	$300,000	$(1,872)	$298,128	$163,970	(2)(3)	July 19, 2025
Market Square North	50%	2.80%	2.96%	125,000	(796)	124,204	62,102	(2)(4)	November 10, 2025
1265 Main Street	50%	3.77%	3.84%	36,476	(278)	36,198	18,099		January 1, 2032
Colorado Center	50%	3.56%	3.58%	550,000	(576)	549,424	274,712	(2)	August 9, 2027
Dock 72	50%	3.10%	3.33%	197,602	(1,103)	196,499	98,249	(2)(5)	December 18, 2023
The Hub on Causeway - Podium	50%	2.34%	2.51%	174,329	(487)	173,842	86,921	(2)(6)	September 6, 2023
Hub50House	50%	2.09%	2.38%	176,468	(170)	176,298	88,149	(2)(7)	April 19, 2022
100 Causeway Street	50%	1.57%	1.78%	309,434	(1,412)	308,022	154,011	(2)(8)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50%	1.34%	1.88%	214,769	(1,856)	212,913	106,456	(2)(9)	April 26, 2023
360 Park Avenue South	42%	2.55%	2.79%	201,388	(2,935)	198,453	83,767	(2)(10)	December 14, 2024
Safeco Plaza	34%	2.35%	2.49%	250,000	(1,587)	248,413	83,641	(2)(11)	September 1, 2026
500 North Capitol Street, NW	30%	4.15%	4.20%	105,000	(84)	104,916	31,475	(2)	June 6, 2023
901 New York Avenue	25%	3.61%	3.69%	216,741	(536)	216,205	54,051		January 5, 2025
3 Hudson Boulevard	25%	3.59%	3.67%	80,000	(96)	79,904	19,976	(2)(12)	July 13, 2023
Metropolitan Square	20%	5.40%	6.90%	294,073	(2,531)	291,542	58,308	(2)(13)	July 7, 2022
Total				$3,231,280	$(16,319)	$3,214,961	$1,383,887
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
(10)The loan bears interest at a variable rate equal to Adjusted Term SOFR plus 2.40% per annum and matures on December 14, 2024, with two, one-year extension options, subject to certain conditions. The spread on the variable rate may be reduced, subject to certain conditions.

(11)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum and matures on September 1, 2026.
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
Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy tenants in order to achieve the most favorable construction and permanent financing terms. Approximately 98.9% of our outstanding debt, excluding our unconsolidated joint ventures, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.
At December 31, 2021, our weighted-average coupon/stated rate on our fixed rate outstanding Consolidated Debt was 3.32% per annum. At December 31, 2021, we had $145.0 million outstanding of consolidated variable rate debt. At December 31, 2021, the GAAP interest rate on our variable rate debt was approximately 0.98% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.5 million, on an annualized basis, for the year ended December 31, 2021.
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
Boston Properties, Inc.
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	$862,227	$511,034
Add:
Preferred stock redemption charge	6,412	—	—
Preferred dividends	2,560	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	55,931	97,704	59,345
Noncontrolling interests in property partnerships	70,806	48,260	71,120
Net income	631,932	1,018,691	651,999
Add:
Depreciation and amortization	717,336	683,751	677,764
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(67,825)	(71,850)	(71,389)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	71,966	80,925	58,451
Corporate-related depreciation and amortization	(1,753)	(1,840)	(1,695)
Impairment loss on investment in unconsolidated joint venture (1)	—	60,524	—
Impairment loss	—	—	24,038
Less:
Gain on sale of real estate included within (loss) income from unconsolidated joint ventures (2)	10,257	5,958	47,238
Gains on sales of real estate	123,660	618,982	709
Noncontrolling interests in property partnerships	70,806	48,260	71,120
Preferred dividends	2,560	10,500	10,500
Preferred stock redemption charge	6,412	—	—
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,137,961	1,086,501	1,209,601
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	111,975	108,310	123,757
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$1,025,986	$978,191	$1,085,844
Our percentage share of Funds from Operations—basic	90.16%	90.03%	89.77%
Weighted average shares outstanding—basic	156,116	155,432	154,582
 _______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investment in the Dock 72 unconsolidated joint venture for the year ended December 31, 2020.
(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021, Annapolis Junction Building Eight and two land parcels for the year ended December 31, 2020 and 540 Madison Avenue for the year ended December 31, 2019.

Reconciliation to Diluted Funds from Operations:

	Year ended December 31,
	2021		2020		2019
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,137,961	173,150	$1,086,501	172,643	$1,209,601	172,200
Effect of Dilutive Securities:
Stock based compensation	—	260	—	85	—	301
Diluted Funds from Operations	$1,137,961	173,410	$1,086,501	172,728	$1,209,601	172,501
Less: Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	111,748	17,034	108,256	17,211	123,541	17,618
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$1,026,213	156,376	$978,245	155,517	$1,086,060	154,883
 _______________
(1)BXP’s share of diluted Funds from Operations was 90.18%, 90.04% and 89.79% for the years ended December 31, 2021, 2020 and 2019, respectively.

Boston Properties Limited Partnership
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	$979,979	$580,102
Add:
Preferred unit redemption charge	6,412	—	—
Preferred distributions	2,560	10,500	10,500
Noncontrolling interests in property partnerships	70,806	48,260	71,120
Net income	641,771	1,038,739	661,722
Add:
Depreciation and amortization	709,035	676,666	669,956
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(67,825)	(71,850)	(71,389)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	71,966	80,925	58,451
Corporate-related depreciation and amortization	(1,753)	(1,840)	(1,695)
Impairment loss on investment in unconsolidated joint venture (1)	—	60,524	—
Impairment loss	—	—	22,272
Less:
Gain on sale of investment included within (loss) income from unconsolidated joint ventures (2)	10,257	5,958	47,238
Gains on sales of real estate	125,198	631,945	858
Noncontrolling interests in property partnerships	70,806	48,260	71,120
Preferred distributions	2,560	10,500	10,500
Preferred unit redemption charge	6,412	—	—
Funds from Operations attributable to Boston Properties Limited Partnership common unitholders (3)	$1,137,961	$1,086,501	$1,209,601
Weighted average shares outstanding—basic	173,150	172,643	172,200
 _______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investment in the Dock 72 unconsolidated joint venture for the year ended December 31, 2020.
(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021, Annapolis Junction Building Eight and two land parcels for the year ended December 31, 2020 and 540 Madison Avenue for the year ended December 31, 2019.
(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2018 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Year ended December 31,
	2021		2020		2019
	(in thousands)
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
Basic Funds from Operations	$1,137,961	173,150	$1,086,501	172,643	$1,209,601	172,200
Effect of Dilutive Securities:
Stock based compensation	—	260	—	85	—	301
Diluted Funds from Operations	$1,137,961	173,410	$1,086,501	172,728	$1,209,601	172,501
Material Cash Commitments
As of December 31, 2021, we were subject to contractual payment obligations, excluding our unconsolidated joint ventures commitments. For details about our unconsolidated joint venture contractual payment obligations see “Investments in Unconsolidated Joint Ventures - Contractual Obligations” below. Our primary contractual payment obligations, that are not disclosed in other sections of this Annual Report on Form 10-K, are tenant and development related and described in further detail below. For details about our other contractual payment obligations related to operating and finance leases, mortgage debt, unsecured senior notes and unsecured line of credit see Notes 4, 7, 8 and 9 to the Consolidated Financial Statements, respectively.

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Commitments:
Tenant obligations (1)	$521,895	$462,699	$51,845	$7,351	$—	$—	$—
Construction contracts on development projects	847,162	617,684	187,322	42,156	—	—	—
Total Commitments	$1,369,057	$1,080,383	$239,167	$49,507	$—	$—	$—
 _______________
(1)Committed tenant-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2021.
Investments in Unconsolidated Joint Ventures - Contractual Obligations
As of December 31, 2021, the unconsolidated joint ventures that we have an ownership interest in were subject to contractual payment obligations as described in the table below.  The table represents our share of the contractual obligations. For details about our unconsolidated joint ventures secured debt see “Investments In Unconsolidated Joint Ventures - Secured Debt” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases (1)	$97,408	$849	$861	$873	$908	$944	$92,973
Finance leases (2)	260,421	9,945	10,894	10,980	10,980	10,980	206,642
Total Contractual Obligations	357,829	10,794	11,755	11,853	11,888	11,924	299,615

Commitments:
Tenant obligations (3)	62,468	54,770	3,024	50	50	1,303	3,271
Construction contracts on development projects	103,760	60,815	30,684	11,599	662	—	—
Total Commitments	166,228	115,585	33,708	11,649	712	1,303	3,271
	$524,057	$126,379	$45,463	$23,502	$12,600	$13,227	$302,886
 _______________
(1)Operating leases include approximately $61.6 million related to renewal options that the joint venture is reasonably certain it will exercise.
(2)Finance leases include approximately $194.7 million related to a purchase option that the joint venture is reasonably certain it will exercise in 2028.
(3)Committed tenant-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2021.
We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the year ended December 31, 2021, we paid approximately $326.8 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, we and our unconsolidated joint venture partners incurred approximately $417 million of new tenant-related obligations associated with approximately 4.7 million square feet of second generation leases, or approximately $88 per square foot. In addition, we signed leases for approximately 316,000 square feet of first generation leases.  The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2021, we signed leases for approximately 5.1 million square feet of space and incurred aggregate tenant-related obligations of approximately $483 million, or approximately $96 per square foot.
New Accounting Pronouncements
As of December 31, 2021, there were no new accounting pronouncements.

ITEM 7A—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and our corresponding estimate of fair value as of December 31, 2021. As of December 31, 2021, approximately $12.8 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of December 31, 2021, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.775% (0.87%) per annum. The following table presents our aggregate debt obligations with corresponding weighted-average interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 6 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capitalization—Off-Balance Sheet Arrangements—Joint Venture Indebtedness.”

	2022	2023	2024	2025	2026	2027+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(4,801)	$(4,801)	$(4,801)	$(4,801)	$(4,801)	$3,291,919	$3,267,914	$3,395,569
GAAP Average Interest Rate	—%	—%	—%	—%	—%	3.42%	3.42%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(10,725)	$489,404	$690,582	$841,852	$1,993,260	$5,479,322	$9,483,695	$9,966,591
GAAP Average Interest Rate	—%	3.28%	3.92%	3.35%	3.63%	3.33%	3.43%
Variable Rate	—	—	—	—	145,000	—	145,000	145,317
Total Debt	$(15,526)	$484,603	$685,781	$837,051	$2,133,459	$8,771,241	$12,896,609	$13,507,477

At December 31, 2021, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.32% per annum. At December 31, 2021, our outstanding variable rate debt based on LIBOR totaled approximately $145.0 million. At December 31, 2021, the coupon/stated rate on our variable rate debt was approximately 0.87% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $1.5 million, on an annualized basis, for the year ended December 31, 2021.
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
As of the end of Boston Properties, Inc.’s 2021 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2021 was effective.
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
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 106, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Boston Properties, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment Indicators of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3 and 6 to the consolidated financial statements, the Company’s total real estate balance was $18,276.0 million and its investments in unconsolidated joint ventures was $1,445.9 million as of December 31, 2021. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary.
The principal considerations for our determination that performing procedures relating to the impairment indicators of long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management in identifying the indicators of impairment for long lived assets related to the anticipated holding periods and the operating performance, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s identification of the indicators of impairment for long-lived assets related to the anticipated holding periods and the operating performance; and (ii) the significant judgment by management in identifying the indicators of impairment for investments in unconsolidated joint ventures related to the performance of each investment and market conditions, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s identification of the indicators of impairment for investments in unconsolidated joint ventures related to the performance of each investment and market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification of the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures. For the long-lived assets, the procedures included, among others, (i) testing management's process for identifying impairment indicators for long lived assets, including testing the completeness and accuracy of the underlying data used and (ii) evaluating the reasonableness of management’s assessment of the indicators of impairment for long lived assets related to the anticipated holding periods and operating performance by considering the current and past performance of the long lived assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit that may be indicative of an indicator of impairment of the long-lived assets. For the investments in unconsolidated joint ventures, the procedures included, among others, (i) testing management's process for identifying impairment indicators for unconsolidated joint ventures, including testing the completeness, accuracy, relevance and reliability of the underlying data used, (ii) evaluating the reasonableness of management’s identification of changes in the performance of each investment and market conditions indicating that there may be a decline in the fair values of the investments in unconsolidated joint ventures below the carrying amounts and determination that such decline is not other-than-temporary by considering changes in the performance of the investments and market conditions, or evidence obtained in other areas of the audit and (iii) evaluating the reasonableness of the aforementioned assumptions, by consideration of the past performance of the investment in unconsolidated joint ventures and whether the assumptions were consistent with evidence obtained in other areas of the audit.
Purchase Price Allocation for Long-Lived Asset Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company acquired two properties for an aggregate purchase price of $218.7 million. Management assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. Management assesses fair value based on estimated cash flow projections that utilize discount, and/or capitalization rates, and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The principal considerations for our determination that performing procedures relating to the purchase price allocation for long-lived asset property acquisitions is a critical audit matter are the significant judgment by management in determining the fair value of assets acquired and the corresponding purchase price allocation, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions, specifically discount rates and capitalization rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocation for long-lived asset property acquisitions, including controls over the assumptions related to discount rates and capitalization rates used to determine the fair value of the assets acquired and the corresponding purchase price allocation. These procedures also included, among others, (i) reading the purchase agreements for all acquisitions, (ii) testing management’s process for estimating the fair value of the assets acquired and the corresponding purchase price allocation, (iii) evaluating the appropriateness of management’s discounted cash flow methods and testing the completeness and accuracy of the underlying data used, and, (iv) evaluating the reasonableness of the significant assumptions used by management, specifically, the discount rates and capitalization rates by considering industry knowledge and data as well as historical company data and experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of discount rates and capitalization rates.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2022
We have served as the Company’s auditor since 1997.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2021	December 31, 2020
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,702,830 and $6,592,019 at December 31, 2021 and December 31, 2020, respectively)	$23,752,630	$22,969,110
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2021 and December 31, 2020, respectively)	237,507	237,393
Right of use assets - operating leases	169,778	146,406
Less: accumulated depreciation (amounts related to VIEs of $(1,283,060) and $(1,158,548) at December 31, 2021 and December 31, 2020, respectively)	(5,883,961)	(5,534,102)
Total real estate	18,275,954	17,818,807
Cash and cash equivalents (amounts related to VIEs of $300,937 and $340,642 at December 31, 2021 and December 31, 2020, respectively)	452,692	1,668,742
Cash held in escrows	48,466	50,587
Investments in securities	43,632	39,457
Tenant and other receivables, net (amounts related to VIEs of $6,824 and $10,911 at December 31, 2021 and December 31, 2020, respectively)	70,186	77,411
Related party note receivable, net	78,336	77,552
Notes receivable, net	9,641	18,729
Accrued rental income, net (amounts related to VIEs of $357,395 and $336,594 at December 31, 2021 and December 31, 2020, respectively)	1,226,745	1,122,502
Deferred charges, net (amounts related to VIEs of $174,637 and $183,306 at December 31, 2021 and December 31, 2020, respectively)	618,798	640,085
Prepaid expenses and other assets (amounts related to VIEs of $29,668 and $13,137 at December 31, 2021 and December 31, 2020, respectively)	57,811	33,840
Investments in unconsolidated joint ventures	1,482,997	1,310,478
Total assets	$22,365,258	$22,858,190
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,267,914 and $2,907,590 at December 31, 2021 and December 31, 2020, respectively)	$3,267,914	$2,909,081
Unsecured senior notes, net	9,483,695	9,639,287
Unsecured line of credit	145,000	—
Unsecured term loan, net	—	499,390
Lease liabilities - finance leases (amounts related to VIEs of $20,458 and $20,306 at December 31, 2021 and December 31, 2020, respectively)	244,421	236,492
Lease liabilities - operating leases	204,561	201,713
Accounts payable and accrued expenses (amounts related to VIEs of $29,464 and $23,128 at December 31, 2021 and December 31, 2020, respectively)	320,775	336,264
Dividends and distributions payable	169,859	171,082
Accrued interest payable	94,796	106,288
Other liabilities (amounts related to VIEs of $150,131 and $158,805 at December 31, 2021 and December 31, 2020, respectively)	391,441	412,084
Total liabilities	14,322,462	14,511,681
Commitments and contingencies (See Note 10)
Redeemable deferred stock units— 83,073 and 72,966 units outstanding at redemption value at December 31, 2021 and December 31, 2020, respectively	9,568	6,897

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2021	December 31, 2020
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized;
5.25% Series B cumulative redeemable preferred stock, $0.01 par value, liquidation preference $2,500 per share, 92,000 shares authorized, 80,000 shares issued and outstanding at December 31, 2020	—	200,000
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,623,749 and 155,797,725 issued and 156,544,849 and 155,718,825 outstanding at December 31, 2021 and December 31, 2020, respectively	1,565	1,557
Additional paid-in capital	6,497,730	6,356,791
Dividends in excess of earnings	(625,891)	(509,653)
Treasury common stock at cost, 78,900 shares at December 31, 2021 and December 31, 2020	(2,722)	(2,722)
Accumulated other comprehensive loss	(36,662)	(49,890)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,834,020	5,996,083
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	642,655	616,596
Property partnerships	1,556,553	1,726,933
Total equity	8,033,228	8,339,612
Total liabilities and equity	$22,365,258	$22,858,190

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenue
Lease	$2,753,014	$2,646,261	$2,758,014
Parking and other	81,814	70,680	103,534
Hotel	13,609	7,478	48,589
Development and management services	27,697	29,641	40,039
Direct reimbursements of payroll and related costs from management services contracts	12,487	11,626	10,386
Total revenue	2,888,621	2,765,686	2,960,562
Expenses
Operating
Rental	1,021,151	1,017,208	1,050,010
Hotel	12,998	13,136	34,004
General and administrative	151,573	133,112	140,777
Payroll and related costs from management services contracts	12,487	11,626	10,386
Transaction costs	5,036	1,531	1,984
Depreciation and amortization	717,336	683,751	677,764
Total expenses	1,920,581	1,860,364	1,914,925
Other income (expense)
Income (loss) from unconsolidated joint ventures	(2,570)	(85,110)	46,592
Gains on sales of real estate	123,660	618,982	709
Interest and other income (loss)	5,704	5,953	18,939
Gains from investments in securities	5,626	5,261	6,417
Impairment loss	—	—	(24,038)
Losses from early extinguishment of debt	(45,182)	—	(29,540)
Interest expense	(423,346)	(431,717)	(412,717)
Net income	631,932	1,018,691	651,999
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(70,806)	(48,260)	(71,120)
Noncontrolling interest—common units of the Operating Partnership	(55,931)	(97,704)	(59,345)
Net income attributable to Boston Properties, Inc.	505,195	872,727	521,534
Preferred dividends	(2,560)	(10,500)	(10,500)
Preferred stock redemption charge	(6,412)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	$862,227	$511,034
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.18	$5.54	$3.31
Weighted average number of common shares outstanding	156,116	155,432	154,582
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$3.17	$5.54	$3.30
Weighted average number of common and common equivalent shares outstanding	156,376	155,517	154,883

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income	$631,932	$1,018,691	$651,999
Other comprehensive income (loss):
Effective portion of interest rate contracts	8,544	(7,848)	(6,751)
Amortization of interest rate contracts (1)	6,704	6,697	6,664
Other comprehensive income (loss)	15,248	(1,151)	(87)
Comprehensive income	647,180	1,017,540	651,912
Net income attributable to noncontrolling interests	(126,737)	(145,964)	(130,465)
Other comprehensive income attributable to noncontrolling interests	(2,020)	(404)	(507)
Comprehensive income attributable to Boston Properties, Inc.	$518,423	$871,172	$520,940
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount

Equity, December 31, 2018	154,458	$1,545	$200,000	$6,407,623	$(675,534)	$(2,722)	$(47,741)	$619,352	$1,711,445	$8,213,968
Cumulative effect of a change in accounting principle	—	—	—	—	(3,864)	—	—	(445)	(70)	(4,379)
Redemption of operating partnership units to common stock	145	2	—	4,883	—	—	—	(4,885)	—	—
Allocated net income for the period	—	—	—	—	521,534	—	—	59,345	71,120	651,999
Dividends/distributions declared	—	—	—	—	(602,659)	—	—	(69,234)	—	(671,893)
Shares issued pursuant to stock purchase plan	6	—	—	688	—	—	—	—	—	688
Net activity from stock option and incentive plan	181	1	—	8,771	—	—	—	36,228	—	45,000
Sale of an interest in property partnerships	—	—	—	(4,216)	—	—	—	—	4,216	—
Acquisition of noncontrolling interest in property partnerships	—	—	—	(162,462)	—	—	—	—	(24,501)	(186,963)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	35,816	35,816
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(69,913)	(69,913)
Effective portion of interest rate contracts	—	—	—	—	—	—	(6,060)	(691)	—	(6,751)
Amortization of interest rate contracts	—	—	—	—	—	—	5,466	622	576	6,664
Reallocation of noncontrolling interest	—	—	—	39,432	—	—	—	(39,432)	—	—
Equity, December 31, 2019	154,790	1,548	200,000	6,294,719	(760,523)	(2,722)	(48,335)	600,860	1,728,689	8,014,236
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)	—	(1,679)
Redemption of operating partnership units to common stock	857	9	—	29,689	—	—	—	(29,698)	—	—
Allocated net income for the period	—	—	—	—	872,727	—	—	97,704	48,260	1,018,691
Dividends/distributions declared	—	—	—	—	(620,352)	—	—	(68,921)	—	(689,273)
Shares issued pursuant to stock purchase plan	7	—	—	759	—	—	—	—	—	759
Net activity from stock option and incentive plan	65	—	—	9,303	—	—	—	39,318	—	48,621
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	8,219	8,219
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(58,811)	(58,811)
Effective portion of interest rate contracts	—	—	—	—	—	—	(7,066)	(782)	—	(7,848)
Amortization of interest rate contracts	—	—	—	—	—	—	5,511	610	576	6,697
Reallocation of noncontrolling interest	—	—	—	22,321	—	—	—	(22,321)	—	—
Equity, December 31, 2020	155,719	1,557	200,000	6,356,791	(509,653)	(2,722)	(49,890)	616,596	1,726,933	8,339,612

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount

Redemption of operating partnership units to common stock	524	5	—	18,381	—	—	—	(18,386)	—	—
Allocated net income for the period	—	—	—	—	505,195	—	—	55,931	70,806	631,932
Dividends/distributions declared	—	—	—	—	(615,021)	—	—	(68,822)	—	(683,843)
Shares issued pursuant to stock purchase plan	9	—	—	1,004	—	—	—	—	—	1,004
Net activity from stock option and incentive plan	293	3	—	25,607	—	—	—	45,773	—	71,383
Issuance of operating partnership units for 360 Park Avenue South	—	—	—	—	—	—	—	99,689	—	99,689
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	18,002	18,002
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(259,764)	(259,764)
Effective portion of interest rate contracts	—	—	—	—	—	—	7,703	841	—	8,544
Amortization of interest rate contracts	—	—	—	—	—	—	5,525	603	576	6,704
Reallocation of noncontrolling interest	—	—	—	89,570	—	—	—	(89,570)	—	—
Equity, December 31, 2021	156,545	$1,565	$—	$6,497,730	$(625,891)	$(2,722)	$(36,662)	$642,655	$1,556,553	$8,033,228

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$631,932	$1,018,691	$651,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	717,336	683,751	677,764
Amortization of right of use assets - operating leases	3,516	2,234	2,412
Impairment losses	—	—	24,038
Non-cash compensation expense	50,860	44,142	40,958
Loss (income) from unconsolidated joint ventures	2,570	85,110	(46,592)
Distributions of net cash flow from operations of unconsolidated joint ventures	21,542	31,892	17,155
Gains from investments in securities	(5,626)	(5,261)	(6,417)
Allowance for current expected credit losses	(1,207)	1,849	—
Non-cash portion of interest expense	23,368	23,384	22,254
Settlement of accreted debt discount on redemption of unsecured senior notes	(8,500)	—	(763)
Losses from early extinguishments of debt	45,182	—	29,540
Gains on sales of real estate	(123,660)	(618,982)	(709)
Change in assets and liabilities:
Tenant and other receivables, net	4,820	22,550	(24,876)
Notes receivable, net	(545)	(19)	4
Accrued rental income, net	(101,548)	(97,099)	(56,817)
Prepaid expenses and other assets	(20,811)	12,488	2,965
Lease liabilities - finance leases	—	568	—
Lease liabilities - operating leases	(23,599)	1,533	1,616
Accounts payable and accrued expenses	20,025	(4,059)	12,627
Accrued interest payable	(10,839)	16,211	858
Other liabilities	(28,739)	17,629	(49,569)
Tenant leasing costs	(62,850)	(79,772)	(117,282)
Total adjustments	501,295	138,149	529,166
Net cash provided by operating activities	1,133,227	1,156,840	1,181,165
Cash flows from investing activities:
Acquisitions of real estate	(222,260)	(137,976)	(149,031)
Construction in progress	(513,878)	(482,507)	(546,060)
Building and other capital improvements	(150,998)	(160,126)	(180,556)
Tenant improvements	(263,952)	(234,423)	(251,831)
Right of use assets - finance leases	—	—	(5,152)
Proceeds from sales of real estate	179,887	519,303	90,824
Capital contributions to unconsolidated joint ventures	(98,152)	(172,436)	(87,392)
Capital distributions from unconsolidated joint ventures	122	55,298	136,807
Cash and cash equivalents deconsolidated	—	—	(24,112)
Issuance of notes receivable, net	—	(9,800)	—
Proceeds from notes receivable	10,035	6,397	3,544
Proceeds from sale of investment in unconsolidated joint venture	17,789	—	—
Investments in securities, net	1,451	2,551	(2,132)
Net cash used in investing activities	(1,039,956)	(613,719)	(1,015,091)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,201,388	—	—
Repayments of mortgage notes payable	(832,296)	(17,168)	(46,173)
Proceeds from unsecured senior notes	1,695,996	1,248,125	1,548,106
Redemption of unsecured senior notes	(1,841,500)	—	(699,237)
Borrowings on unsecured line of credit	770,000	265,000	380,000
Repayments of unsecured line of credit	(625,000)	(265,000)	(380,000)
Repayment of unsecured term loan	(500,000)	—	—
Redemption of preferred stock	(200,000)	—	—
Payments on finance lease obligations	1,250	—	(502)
Deferred financing costs	(20,757)	(10,416)	(13,213)
Debt issuance costs	(16,186)	—	—
Debt prepayment and extinguishment costs	(43,036)	—	(28,716)
Net proceeds from equity transactions	24,214	3,277	13,710
Dividends and distributions	(683,753)	(688,904)	(666,294)
Contributions from noncontrolling interests in property partnerships	18,002	8,219	35,816
Distributions to noncontrolling interests in property partnerships	(259,764)	(58,811)	(69,913)
Acquisition of noncontrolling interests in property partnership	—	—	(186,963)
Net cash provided by (used in) financing activities	(1,311,442)	484,322	(113,379)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(1,218,171)	1,027,443	52,695
Cash and cash equivalents and cash held in escrows, beginning of period	1,719,329	691,886	639,191
Cash and cash equivalents and cash held in escrows, end of period	$501,158	$1,719,329	$691,886

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,668,742	$644,950	$543,359
Cash held in escrows, beginning of period	50,587	46,936	95,832
Cash and cash equivalents and cash held in escrows, beginning of period	$1,719,329	$691,886	$639,191

Cash and cash equivalents, end of period	$452,692	$1,668,742	$644,950
Cash held in escrows, end of period	48,466	50,587	46,936
Cash and cash equivalents and cash held in escrows, end of period	$501,158	$1,719,329	$691,886

Supplemental disclosures:
Cash paid for interest	$465,442	$433,492	$439,059
Interest capitalized	$53,097	$53,881	$54,911

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(239,317)	$(99,494)	$(129,831)
Change in real estate included in accounts payable and accrued expenses	$(25,183)	$(19,848)	$89,245
Right-of-use assets obtained in exchange for lease liabilities	$26,887	$—	$287,540
Prepaid rent reclassified to right of use asset	$—	$—	$15,000
Accrued rental income, net deconsolidated	$—	$(4,558)	$—
Tenant leasing costs, net deconsolidated	$—	$(3,462)	$—

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2021	2020	2019
Building and other capital improvements, net deconsolidated	$—	$(111,889)	$(12,767)
Tenant improvements, net deconsolidated	$—	$(12,331)	$—
Construction in progress, net deconsolidated	$(299,947)	$—	$—
Prepaid expenses and other assets, net deconsolidated	$(5,011)	$—	$—
Right of use asset - finance lease deconsolidated	$—	$—	$(135,004)
Lease liability - finance lease deconsolidated	$—	$—	$119,534
Investment in unconsolidated joint venture recorded upon deconsolidation	$107,132	$347,898	$29,246
Issuance of operating partnership units	$99,689	$—	$—
Assumption of mortgage notes payable	$200,311	$—	$—
Mortgage notes payable, net - deconsolidated	$(198,381)	$—	$—
Dividends and distributions declared but not paid	$169,859	$171,082	$170,713
Conversions of noncontrolling interests to stockholders’ equity	$18,386	$29,698	$4,885
Issuance of restricted securities to employees and non-employee directors	$44,405	$42,607	$37,622

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
As of the end of Boston Properties Limited Partnership’s 2021 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2021 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 119, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm
To the Partners of Boston Properties Limited Partnership
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of capital and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment Indicators of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3 and 6 to the consolidated financial statements, the Partnership’s total real estate balance was $18,014.5 million and its investments in unconsolidated joint ventures was $1,445.9 million as of December 31, 2021. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary.
The principal considerations for our determination that performing procedures relating to the impairment indicators of long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management in identifying the indicators of impairment for long lived assets related to the anticipated holding periods and the operating performance, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s identification of the indicators of impairment for long-lived assets related to the anticipated holding periods and the operating performance; and (ii) the significant judgment by management in identifying the indicators of impairment for investments in unconsolidated joint ventures related to the performance of each investment and market conditions, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s identification of the indicators of impairment for investments in unconsolidated joint ventures related to the performance of each investment and market conditions.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification of the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures. For the long-lived assets, the procedures included, among others, (i) testing management's process for identifying impairment indicators for long lived assets, including testing the completeness and accuracy of the underlying data used and (ii) evaluating the reasonableness of management’s assessment of the indicators of impairment for long lived assets related to the anticipated holding periods and operating performance by considering the current and past performance of the long lived assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit that may be indicative of an indicator of impairment of the long-lived assets. For the investments in unconsolidated joint ventures, the procedures included, among others, (i) testing management's process for identifying impairment indicators for unconsolidated joint ventures, including testing the completeness, accuracy, relevance and reliability of the underlying data used, (ii) evaluating the reasonableness of management’s identification of changes in the performance of each investment and market conditions indicating that there may be a decline in the fair values of the investments in unconsolidated joint ventures below the carrying amounts and determination that such decline is not other-than-temporary by considering changes in the performance of the investments and market conditions, or evidence obtained in other areas of the audit and (iii) evaluating the reasonableness of the aforementioned assumptions, by consideration of the past performance of the investment in unconsolidated joint ventures and whether the assumptions were consistent with evidence obtained in other areas of the audit.
Purchase Price Allocation for Long-Lived Asset Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2021, the Partnership acquired two properties for an aggregate purchase price of $218.7 million. Management assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. Management assesses fair value based on estimated cash flow projections that utilize discount, and/or capitalization rates, and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The principal considerations for our determination that performing procedures relating to the purchase price allocation for long-lived asset property acquisitions is a critical audit matter are the significant judgment by management in determining the fair value of assets acquired and the corresponding purchase price allocation, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions specifically discount rates and capitalization rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocation for long-lived asset property acquisitions, including controls over the assumptions related to discount rates and capitalization rates used to determine the fair value of the assets acquired and the corresponding purchase price allocation. These procedures also included, among others, (i) reading the purchase agreements for all acquisitions, (ii) testing management’s process for estimating the fair value of the assets acquired and the corresponding purchase price allocation, (iii) evaluating the appropriateness of management’s discounted cash flow methods and testing the completeness and accuracy of the underlying data used, and, (iv) evaluating the reasonableness of the significant assumptions used by management, specifically, the discount rates and capitalization rates by considering industry knowledge and data as well as historical company data and experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the reasonableness of discount rates and capitalization rates.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 25, 2022
We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2021	December 31, 2020
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,702,830 and $6,592,019 at December 31, 2021 and December 31, 2020, respectively)	$23,379,243	$22,592,301
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2021 and December 31, 2020, respectively)	237,507	237,393
Right of use assets - operating leases	169,778	146,406
Less: accumulated depreciation (amounts related to VIEs of $(1,283,060) and $(1,158,548) at December 31, 2021 and December 31, 2020, respectively)	(5,772,018)	(5,428,576)
Total real estate	18,014,510	17,547,524
Cash and cash equivalents (amounts related to VIEs of $300,937 and $340,642 at December 31, 2021 and December 31, 2020, respectively)	452,692	1,668,742
Cash held in escrows	48,466	50,587
Investments in securities	43,632	39,457
Tenant and other receivables, net (amounts related to VIEs of $6,824 and $10,911 at December 31, 2021 and December 31, 2020, respectively)	70,186	77,411
Related party note receivable, net	78,336	77,552
Notes receivable, net	9,641	18,729
Accrued rental income, net (amounts related to VIEs of $357,395 and $336,594 at December 31, 2021 and December 31, 2020, respectively)	1,226,745	1,122,502
Deferred charges, net (amounts related to VIEs of $174,637 and $183,306 at December 31, 2021 and December 31, 2020, respectively)	618,798	640,085
Prepaid expenses and other assets (amounts related to VIEs of $29,668 and $13,137 at December 31, 2021 and December 31, 2020, respectively)	57,811	33,840
Investments in unconsolidated joint ventures	1,482,997	1,310,478
Total assets	$22,103,814	$22,586,907
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,267,914 and $2,907,590 at December 31, 2021 and December 31, 2020, respectively)	$3,267,914	$2,909,081
Unsecured senior notes, net	9,483,695	9,639,287
Unsecured line of credit	145,000	—
Unsecured term loan, net	—	499,390
Lease liabilities - finance leases (amounts related to VIEs of $20,458 and $20,306 at December 31, 2021 and December 31, 2020, respectively)	244,421	236,492
Lease liabilities - operating leases	204,561	201,713
Accounts payable and accrued expenses (amounts related to VIEs of $29,464 and $23,128 at December 31, 2021 and December 31, 2020, respectively)	320,775	336,264
Dividends and distributions payable	169,859	171,082
Accrued interest payable	94,796	106,288
Other liabilities (amounts related to VIEs of $150,131 and $158,805 at December 31, 2021 and December 31, 2020, respectively)	391,441	412,084
Total liabilities	14,322,462	14,511,681
Commitments and contingencies (See Note 10)
Redeemable deferred stock units— 83,073 and 72,966 units outstanding at redemption value at December 31, 2021 and December 31, 2020, respectively	9,568	6,897

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2021	December 31, 2020
Noncontrolling interests:
Redeemable partnership units— 16,561,186 and 16,037,121 common units and 1,485,376 and 1,336,115 long term incentive units outstanding at redemption value at December 31, 2021 and December 31, 2020, respectively	2,078,603	1,643,024
Capital:
5.25% Series B cumulative redeemable preferred units, liquidation preference $2,500 per unit, 80,000 units issued and outstanding at December 31, 2020	—	193,623
Boston Properties Limited Partnership partners’ capital— 1,745,914 and 1,730,921 general partner units and 154,798,935 and 153,987,904 limited partner units outstanding at December 31, 2021 and December 31, 2020, respectively	4,173,290	4,554,639
Accumulated other comprehensive loss	(36,662)	(49,890)
Total partners’ capital	4,136,628	4,698,372
Noncontrolling interests in property partnerships	1,556,553	1,726,933
Total capital	5,693,181	6,425,305
Total liabilities and capital	$22,103,814	$22,586,907

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit amounts)

	Year ended December 31,
	2021	2020	2019
Revenue
Lease	$2,753,014	$2,646,261	$2,758,014
Parking and other	81,814	70,680	103,534
Hotel	13,609	7,478	48,589
Development and management services	27,697	29,641	40,039
Direct reimbursements of payroll and related costs from management services contracts	12,487	11,626	10,386
Total revenue	2,888,621	2,765,686	2,960,562
Expenses
Operating
Rental	1,021,151	1,017,208	1,050,010
Hotel	12,998	13,136	34,004
General and administrative	151,573	133,112	140,777
Payroll and related costs from management services contracts	12,487	11,626	10,386
Transaction costs	5,036	1,531	1,984
Depreciation and amortization	709,035	676,666	669,956
Total expenses	1,912,280	1,853,279	1,907,117
Other income (expense)
Income (loss) from unconsolidated joint ventures	(2,570)	(85,110)	46,592
Gains on sales of real estate	125,198	631,945	858
Interest and other income (loss)	5,704	5,953	18,939
Gains from investments in securities	5,626	5,261	6,417
Impairment loss	—	—	(22,272)
Losses from early extinguishment of debt	(45,182)	—	(29,540)
Interest expense	(423,346)	(431,717)	(412,717)
Net income	641,771	1,038,739	661,722
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(70,806)	(48,260)	(71,120)
Net income attributable to Boston Properties Limited Partnership	570,965	990,479	590,602
Preferred distributions	(2,560)	(10,500)	(10,500)
Preferred unit redemption charge	(6,412)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	$979,979	$580,102
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.25	$5.67	$3.37
Weighted average number of common units outstanding	173,150	172,643	172,200
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$3.24	$5.67	$3.36
Weighted average number of common and common equivalent units outstanding	173,410	172,728	172,501

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income	$641,771	$1,038,739	$661,722
Other comprehensive income (loss):
Effective portion of interest rate contracts	8,544	(7,848)	(6,751)
Amortization of interest rate contracts (1)	6,704	6,697	6,664
Other comprehensive income (loss)	15,248	(1,151)	(87)
Comprehensive income	657,019	1,037,588	661,635
Comprehensive income attributable to noncontrolling interests	(71,382)	(48,836)	(71,696)
Comprehensive income attributable to Boston Properties Limited Partnership	$585,637	$988,752	$589,939
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2018	1,722	152,736	$4,054,996	$193,623	$(47,741)	$1,711,445	$5,912,323	$2,000,591
Cumulative effect of a change in accounting principle	—	—	(3,864)	—	—	(70)	(3,934)	(445)
Net activity from contributions and unearned compensation	3	185	9,460	—	—	—	9,460	36,228
Allocated net income for the period	—	—	520,757	10,500	—	71,120	602,377	59,345
Distributions	—	—	(592,159)	(10,500)	—	—	(602,659)	(69,234)
Conversion of redeemable partnership units	2	142	4,885	—	—	—	4,885	(4,885)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(447,222)	—	—	—	(447,222)	447,222
Effective portion of interest rate contracts	—	—	—	—	(6,060)	—	(6,060)	(691)
Amortization of interest rate contracts	—	—	—	—	5,466	576	6,042	622
Acquisition of noncontrolling interest in property partnership	—	—	(162,462)	—	—	(24,501)	(186,963)	—
Sale of an interest in property partnerships	—	—	(4,216)	—	—	4,216	—	—
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	35,816	35,816	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(69,913)	(69,913)	—
Equity, December 31, 2019	1,727	153,063	3,380,175	193,623	(48,335)	1,728,689	5,254,152	2,468,753
Cumulative effect of a change in accounting principle	—	—	(1,505)	—	—	—	(1,505)	(174)
Net activity from contributions and unearned compensation	1	72	10,062	—	—	—	10,062	39,318
Allocated net income for the period	—	—	882,275	10,500	—	48,260	941,035	97,704
Distributions	—	—	(609,852)	(10,500)	—	—	(620,352)	(68,921)
Conversion of redeemable partnership units	3	853	29,689	—	—	—	29,689	(29,689)
Adjustment to reflect redeemable partnership units at redemption value	—	—	863,795	—	—	—	863,795	(863,795)
Effective portion of interest rate contracts	—	—	—	—	(7,066)	—	(7,066)	(782)
Amortization of interest rate contracts	—	—	—	—	5,511	576	6,087	610
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	8,219	8,219	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(58,811)	(58,811)	—
Equity, December 31, 2020	1,731	153,988	4,554,639	193,623	(49,890)	1,726,933	6,425,305	1,643,024

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Net activity from contributions and unearned compensation	5	295	26,614	—	—	—	26,614	45,773
Allocated net income for the period	—	—	512,474	2,560	—	70,806	585,840	55,931
Distributions	—	—	(612,461)	(2,560)	—	—	(615,021)	(68,822)
Issuance of operating partnership units for 360 Park Avenue South	—	—	—	—	—	—	—	99,689
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	10	516	18,386	—	—	—	18,386	(18,386)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(319,950)	—	—	—	(319,950)	319,950
Effective portion of interest rate contracts	—	—	—	—	7,703	—	7,703	841
Amortization of interest rate contracts	—	—	—	—	5,525	576	6,101	603
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	18,002	18,002	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(259,764)	(259,764)	—
Equity, December 31, 2021	1,746	154,799	$4,173,290	$—	$(36,662)	$1,556,553	$5,693,181	$2,078,603

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$641,771	$1,038,739	$661,722
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	709,035	676,666	669,956
Amortization of right of use assets - operating leases	3,516	2,234	2,412
Impairment losses	—	—	22,272
Non-cash compensation expense	50,860	44,142	40,958
Loss (income) from unconsolidated joint ventures	2,570	85,110	(46,592)
Distributions of net cash flow from operations of unconsolidated joint ventures	21,542	31,892	17,155
Gains from investments in securities	(5,626)	(5,261)	(6,417)
Allowance for current expected credit losses	(1,207)	1,849	—
Non-cash portion of interest expense	23,368	23,384	22,254
Settlement of accreted debt discount on redemption of unsecured senior notes	(8,500)	—	(763)
Losses from early extinguishments of debt	45,182	—	29,540
Gains on sales of real estate	(125,198)	(631,945)	(858)
Change in assets and liabilities:
Tenant and other receivables, net	4,820	22,550	(24,876)
Notes receivable, net	(545)	(19)	4
Accrued rental income, net	(101,548)	(97,099)	(56,817)
Prepaid expenses and other assets	(20,811)	12,488	2,965
Lease liabilities - finance leases	—	568	—
Lease liabilities - operating leases	(23,599)	1,533	1,616
Accounts payable and accrued expenses	20,025	(4,059)	12,627
Accrued interest payable	(10,839)	16,211	858
Other liabilities	(28,739)	17,629	(49,569)
Tenant leasing costs	(62,850)	(79,772)	(117,282)
Total adjustments	491,456	118,101	519,443
Net cash provided by operating activities	1,133,227	1,156,840	1,181,165
Cash flows from investing activities:
Acquisitions of real estate	(222,260)	(137,976)	(149,031)
Construction in progress	(513,878)	(482,507)	(546,060)
Building and other capital improvements	(150,998)	(160,126)	(180,556)
Tenant improvements	(263,952)	(234,423)	(251,831)
Right of use assets - finance leases	—	—	(5,152)
Proceeds from sales of real estate	179,887	519,303	90,824
Capital contributions to unconsolidated joint ventures	(98,152)	(172,436)	(87,392)
Capital distributions from unconsolidated joint ventures	122	55,298	136,807
Cash and cash equivalents deconsolidated	—	—	(24,112)
Proceeds from sale of investment in unconsolidated joint venture	17,789	—	—
Issuance of notes receivable, net	—	(9,800)	—
Proceeds from notes receivable	10,035	6,397	3,544
Investments in securities, net	1,451	2,551	(2,132)
Net cash used in investing activities	(1,039,956)	(613,719)	(1,015,091)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from mortgage notes payable	1,201,388	—	—
Repayments of mortgage notes payable	(832,296)	(17,168)	(46,173)
Proceeds from unsecured senior notes	1,695,996	1,248,125	1,548,106
Redemption of unsecured senior notes	(1,841,500)	—	(699,237)
Borrowings on unsecured line of credit	770,000	265,000	380,000
Repayments of unsecured line of credit	(625,000)	(265,000)	(380,000)
Repayment of unsecured term loan	(500,000)	—	—
Redemption of preferred units	(200,000)	—	—
Payments on finance lease obligations	1,250	—	(502)
Deferred financing costs	(20,757)	(10,416)	(13,213)
Debt issuance costs	(16,186)	—	—
Debt prepayment and extinguishment costs	(43,036)	—	(28,716)
Net proceeds from equity transactions	24,214	3,277	13,710
Distributions	(683,753)	(688,904)	(666,294)
Contributions from noncontrolling interests in property partnerships	18,002	8,219	35,816
Distributions to noncontrolling interests in property partnerships	(259,764)	(58,811)	(69,913)
Acquisition of noncontrolling interests in property partnership	—	—	(186,963)
Net cash provided by (used in) financing activities	(1,311,442)	484,322	(113,379)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(1,218,171)	1,027,443	52,695
Cash and cash equivalents and cash held in escrows, beginning of period	1,719,329	691,886	639,191
Cash and cash equivalents and cash held in escrows, end of period	$501,158	$1,719,329	$691,886

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,668,742	$644,950	$543,359
Cash held in escrows, beginning of period	50,587	46,936	95,832
Cash and cash equivalents and cash held in escrows, beginning of period	$1,719,329	$691,886	$639,191

Cash and cash equivalents, end of period	$452,692	$1,668,742	$644,950
Cash held in escrows, end of period	48,466	50,587	46,936
Cash and cash equivalents and cash held in escrows, end of period	$501,158	$1,719,329	$691,886

Supplemental disclosures:
Cash paid for interest	$465,442	$433,492	$439,059
Interest capitalized	$53,097	$53,881	$54,911

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(238,003)	$(99,494)	$(129,253)
Change in real estate included in accounts payable and accrued expenses	$(25,183)	$(19,848)	$89,245
Right-of-use assets obtained in exchange for lease liabilities	$26,887	$—	$287,540
Prepaid rent reclassified to right of use asset	$—	$—	$15,000
Accrued rental income, net deconsolidated	$—	$(4,558)	$—
Tenant leasing costs, net deconsolidated	$—	$(3,462)	$—
Building and other capital improvements, net deconsolidated	$—	$(111,889)	$(12,767)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2021	2020	2019
Tenant improvements, net deconsolidated	$—	$(12,331)	$—
Construction in progress, net deconsolidated	$(299,947)	$—	$—
Prepaid expenses and other assets	$(5,011)	$—	$—
Right of use asset - finance lease deconsolidated	$—	$—	$(135,004)
Lease liability - finance lease deconsolidated	$—	$—	$119,534
Investment in unconsolidated joint venture recorded upon deconsolidation	$107,132	$347,898	$29,246
Issuance of operating partnership units	$99,689	$—	$—
Assumption of mortgage notes payable	$200,311	$—	$—
Mortgage notes payable, net - deconsolidated	$(198,381)	$—	$—
Distributions declared but not paid	$169,859	$171,082	$170,713
Conversions of redeemable partnership units to partners’ capital	$18,386	$29,698	$4,885
Issuance of restricted securities to employees and non-employee directors	$44,405	$42,607	$37,622

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
Boston Properties, Inc., a Delaware corporation, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”). Boston Properties, Inc. is the sole general partner of Boston Properties Limited Partnership, its operating partnership, and at December 31, 2021 owned an approximate 89.7% (90.0% at December 31, 2020) general and limited partnership interest in Boston Properties Limited Partnership. Unless stated otherwise or the context requires, the “Company” refers to Boston Properties, Inc. and its subsidiaries, including Boston Properties Limited Partnership and its consolidated subsidiaries. Partnership interests in Boston Properties Limited Partnership include:
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
At December 31, 2020 there was one series of Preferred Units outstanding (i.e., Series B Preferred Units). The Series B Preferred Units were issued to Boston Properties, Inc. on March 27, 2013 in connection with the issuance of 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) of 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”). Boston Properties, Inc. contributed the net proceeds from the offering to Boston Properties Limited Partnership in exchange for 80,000 Series B Preferred Units having terms and preferences generally mirroring those of the Series B Preferred Stock. On March 2, 2021, Boston Properties, Inc. issued a redemption notice for 80,000 shares of Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock (the “Depositary Shares”), and recorded it as a liability. On March 31, 2021, Boston Properties, Inc. transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. On April 1, 2021, Boston Properties, Inc. redeemed 80,000 shares of Series B Preferred Stock (including the corresponding 8,000,000 Depositary Shares), which represented all of the outstanding shares of Series B Preferred Stock and all of the outstanding Depositary Shares. In connection with the redemption of the Series B Preferred Stock, the Series B Preferred Units were also redeemed (See Note 12).

Properties
At December 31, 2021, the Company owned or had joint venture interests in a portfolio of 201 commercial real estate properties (the “Properties”) aggregating approximately 52.8 million net rentable square feet of primarily Class A office properties, including nine properties under construction/redevelopment totaling approximately 3.4 million net rentable square feet. At December 31, 2021, the Properties consisted of:
•182 office properties (including nine properties under construction/redevelopment);
•12 retail properties;
•six residential properties; and
•one hotel.
The Company considers Class A office properties to be well-located buildings that are modern structures or have been modernized to compete with newer buildings and professionally managed and maintained. As such, these properties attract high-quality tenants and command upper-tier rental rates.
All references to acres and square footage in the Notes are unaudited.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The Company has determined that it is the primary beneficiary for six of the seven entities that are VIEs as of December 31, 2021.
Consolidated Variable Interest Entities
As of December 31, 2021, Boston Properties, Inc. has identified six consolidated VIEs, including Boston Properties Limited Partnership. Excluding Boston Properties Limited Partnership, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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
Variable Interest Entities Not Consolidated
As of December 31, 2021, the Company has determined that the Platform 16 Holdings LP joint venture is a VIE. The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.

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
Capitalized costs include pre-construction costs necessary to the development of the property, development costs (including architectural, engineering and design costs), construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2021, 2020 and 2019 were approximately $53.1 million, $53.9 million and $54.9 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2021, 2020 and 2019 were approximately $13.7 million, $12.9 million and $10.4 million, respectively.
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
Investments in Securities
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of Boston Properties, Inc. to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2021 and 2020, the Company had maintained approximately $43.6 million and $39.5 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains of approximately $5.6 million, $5.3 million and $6.4 million on its investments in the accounts associated with the Company’s deferred compensation plans during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Deferred Charges
Deferred charges include leasing costs and certain financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Unamortized leasing costs are charged to expense upon the early termination of the lease. Fully amortized deferred leasing costs are removed from the books upon the expiration of the lease. Financing fees included in deferred charges consist of external fees and costs incurred to obtain the Company’s revolving facility and if applicable, the delayed draw facility and construction financing arrangements where there are not sufficient amounts outstanding to report the fees net of the debt liability. Such financing costs have been deferred and are being amortized over the terms of the respective financing and included within interest expense. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred financing costs are removed from the books upon the maturity of the debt.
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
Revenue Recognition
In general, the Company commences lease/rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual lease/rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $104.3 million, $104.9 million and $58.4 million for the years ended

December 31, 2021, 2020 and 2019, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative lease/rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.
The Company must estimate the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of tenants’ accrued rent and accounts receivable balances, management considers tenant creditworthiness, current economic trends, including the impact of COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns, on a lease-by-lease basis. The Company writes-off the tenant’s receivable balance, including the accrued rent receivable, if the Company considers the balances no longer probable of collection. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If the Company deems the balances no longer probable of collection, the Company writes them off and ceases recognizing lease income, including straight-line rent, unless cash is received (See Note 4). Following a write-off, if (1) the Company subsequently determines that it is probable it will collect substantially all the remaining lessee’s lease payments under the lease term and (2) the lease has not been modified since the write-off, the Company will then reinstate the accrued rent and accounts receivable write-offs, adjusting for the amount related to the period when the lease payments were considered not probable of collection. If the Company’s estimates of collectability differs from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.
The Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $4.2 million, $6.5 million and $20.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2022	$428	$7,119
2023	208	5,334
2024	147	3,806
2025	135	3,775
2026	135	2,843
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
Leases
Lessee
For leases in which the Company is the lessee (generally ground leases), in accordance with ASC 842 the Company recognizes a right-of-use asset and a lease liability. The Company made the policy election to not apply the requirements of ASC 842 to short-term leases. This policy election is made by class of underlying assets and as described below, the Company considers real estate to be a class of underlying assets, and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature. The Company will recognize the lease payments it pays in net income on a straight-line basis over the lease term.
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
Recurring Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for December 31, 2021 and 2020, the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loan (2)	Level 3
_______________
(1) If trading volume for the period is low, the valuation could be categorized as Level 2.
(2) As of December 31, 2021, the unsecured term loan had been repaid and was no longer outstanding.
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
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,336	$82,867	$77,552	$84,579
Note receivable, net	9,641	10,000	18,729	19,372
Total	$87,977	$92,867	$96,281	$103,951

Mortgage notes payable, net	$3,267,914	$3,395,569	$2,909,081	$3,144,150
Unsecured senior notes, net	9,483,695	9,966,591	9,639,287	10,620,527
Unsecured line of credit	145,000	145,317	—	—
Unsecured term loan, net	—	—	499,390	500,326
Total	$12,896,609	$13,507,477	$13,047,758	$14,265,003
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
Non-Recurring Fair Value Measurements
During the year ended December 31, 2019, the Company recognized an impairment loss totaling approximately $24.0 million for Boston Properties, Inc. and approximately $22.3 million for Boston Properties Limited Partnership. The Company’s estimated fair value, is considered Level 3 in accordance with ASC 820, and was based on a pending offer form a third party to acquire the property and the subsequent execution of a purchase and sale agreement.
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
During the year ended December 31, 2020, the Company elected to apply hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company’s application of this expedient preserves the presentation of derivatives consistent with past presentation.
Stock-Based Employee Compensation Plans
At December 31, 2021, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2021			2020			2019
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$2.90		73.86%	$2.52		64.91%	$2.99		94.84%
Capital gain income	0.57		14.57%	0.99		25.49%	0.16		5.16%
Return of capital	0.45		11.57%	0.37		9.60%	—		—%
Total	$3.92	(1)	100.00%	$3.88	(2)	100.00%	$3.15	(3)	100.00%
 _____________
(1)The fourth quarter 2021 regular quarterly dividend was $0.98 per common share, all of which was allocable to 2022.
(2)The fourth quarter 2020 regular quarterly dividend was $0.98 per common share, all of which was allocable to 2021.
(3)The fourth quarter 2019 regular quarterly dividend was $0.98 per common share of which approximately $0.04 per common share was allocable to 2019 and approximately $0.94 per common share was allocable to 2020.

Income Taxes
Boston Properties, Inc. has elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). Boston Properties, Inc.’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties, Inc.’s consolidated taxable REIT subsidiaries. Boston Properties, Inc.’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties, Inc. has no uncertain tax positions recognized as of December 31, 2021 and 2020. At December 31, 2021, Boston Properties, Inc.’s tax returns for the years 2018 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property that it leases to one of its taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties, Inc. has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.
Certain entities included in Boston Properties, Inc.’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
Boston Properties Limited Partnership
Income Taxes
The partners are required to report their respective share of Boston Properties Limited Partnership’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to Boston Properties Limited Partnership’s consolidated taxable REIT subsidiaries. Boston Properties Limited Partnership’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. Boston Properties Limited Partnership has no uncertain tax positions recognized as of December 31, 2021 and 2020. At December 31, 2021, Boston Properties Limited Partnership’s tax returns for the years 2018 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary Boston Properties Limited Partnership, is the lessee pursuant to the lease for the hotel property. As lessor, Boston Properties Limited Partnership is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, Boston Properties Limited Partnership has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019.
Certain entities included in Boston Properties Limited Partnership’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

3. Real Estate
Boston Properties, Inc.
Real estate consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Land	$5,061,169	$5,069,206
Right of use assets - finance leases	237,507	237,393
Right of use assets - operating leases (1)	169,778	146,406
Land held for future development (2)	560,355	450,954
Buildings and improvements	14,291,214	13,777,691
Tenant improvements	2,894,025	2,752,880
Furniture, fixtures and equipment	51,695	49,606
Construction in progress	894,172	868,773
Total	24,159,915	23,352,909
Less: Accumulated depreciation	(5,883,961)	(5,534,102)
	$18,275,954	$17,818,807
_______________
(1)See Note 4.
(2)Includes pre-development costs.
Boston Properties Limited Partnership
Real estate consisted of the following at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Land	$4,964,986	$4,971,990
Right of use assets - finance leases	237,507	237,393
Right of use assets - operating leases (1)	169,778	146,406
Land held for future development (2)	560,355	450,954
Buildings and improvements	14,014,010	13,498,098
Tenant improvements	2,894,025	2,752,880
Furniture, fixtures and equipment	51,695	49,606
Construction in progress	894,172	868,773
Total	23,786,528	22,976,100
Less: Accumulated depreciation	(5,772,018)	(5,428,576)
	$18,014,510	$17,547,524
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
On August 2, 2021, the Company acquired Shady Grove Innovation District in Rockville, Maryland, for a purchase price, including transaction costs, of approximately $118.5 million in cash. Shady Grove Innovation District is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. The Company intends to reposition three of the buildings, which are currently vacant, to support lab or life sciences uses. As a result, the three vacant buildings are not part of the Company’s in-service portfolio. The Company anticipates that it will redevelop or convert the remaining four buildings to lab or life sciences-related uses as each becomes vacant. The following table summarizes the allocation of the purchase price, including transaction costs, of Shady Grove Innovation District at the date of acquisition (in thousands):

Land	$52,030
Building and improvements	63,060
Tenant improvements	1,152
In-place lease intangibles	2,523
Above-market lease intangibles	142
Below-market lease intangibles	(403)
Net assets acquired	$118,504
On December 14, 2021, the Company completed the acquisition of 360 Park Avenue South, an approximately 450,000 square-foot, 20-story Class A office property located in the Midtown South submarket of Manhattan. The gross purchase price, including transaction costs, was approximately $300.7 million and consisted of (1) the assumption of approximately $200.3 million of mortgage debt collateralized by the property and (2) the issuance of approximately 866,503 common units of limited partnership interest in Boston Properties Limited Partnership (“OP Units”). The OP Units issued totaled approximately $99.7 million based on the average closing price per share of BXP common stock for the five trading days immediately preceding the closing date and is recorded as Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Following the acquisition, on December 14, 2021, the Company refinanced the mortgage loan with a new lender. The new mortgage loan totals $220.0 million (See Note 7). On December 15, 2021, the Company entered into a joint venture with two institutional partners, as part of the Company’s Strategic Capital Program, and contributed the property and related loan for its aggregate (direct and indirect) 42.21% ownership interest in the joint venture (See Note 6). There was no gain on sale of real estate associated with the contribution of the property to the joint venture. 360 Park Avenue South did not contribute any income to the Company for the period from December 14, 2021 to December 15, 2021. The joint venture has commenced redevelopment activity. The following table summarizes the allocation of the purchase price of 360 Park Avenue South at the date of acquisition (in thousands):

Land	$215,448
Building and improvements	85,220
Net assets acquired	$300,668
The following table summarizes the estimated amortization of the acquired in-place lease intangibles and the acquired above/below-market lease intangibles as of December 31, 2021 for 153 & 211 Second Avenue and Shady Grove Innovation District through the last lease expiration (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2022	$9,691	$74	$1,713
2023	151	25	39
2024	56	12	26

153 & 211 Second Avenue contributed approximately $5.5 million of revenue and approximately ($2.1) million of earnings to the Company for the period from June 2, 2021 through December 31, 2021. Shady Grove Innovation District contributed approximately $1.2 million of revenue and approximately $(1.5) million of earnings to the Company for the period from August 2, 2021 through December 31, 2021.
Pending Acquisition
On April 19, 2021, the Company entered into an agreement to acquire 11251 Roger Bacon Drive, in Reston, Virginia, for an aggregate purchase price of approximately $5.6 million. The closing is scheduled to occur in the first or second quarter of 2022. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property is 100% leased to a single tenant with a lease that expires concurrently with the planned closing. There can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
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
On April 16, 2021, the Company removed 3625-3635 Peterson Way from its in-service portfolio following the lease expiration of the last tenant on April 15, 2021. Subsequently, the Company demolished the building and expects to redevelop the site at a future date. 3625-3635 Peterson Way was an approximately 218,000 net rentable square foot Class A office building located in Santa Clara, California.
On October 19, 2021, the Company partially placed in-service Reston Next, a Class A office project with approximately 1.1 million net rentable square feet located in Reston, Virginia.
On December 3, 2021, the Company completed and fully placed in-service approximately 138,000 net rentable square feet at 200 West Street located in Waltham, Massachusetts, a redevelopment to convert a portion of the building to laboratory space.
On December 8, 2021, the Company commenced the development of 103 CityPoint, located in Waltham, Massachusetts. When completed, the building will consist of approximately 113,000 net rentable square feet of life sciences space.
Dispositions
On December 13, 2018, the Company sold its 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, the Company agreed to act as development manager and guaranteed the completion of the project (See Note 10). The development project achieved final completion during the third quarter of 2021. The total cost of development was determined to be below the estimated total investment at the time of sale. As a result, the Company recognized a gain on sale of real estate of approximately $8.1 million during the year ended December 31, 2021.
On October 25, 2021, the Company completed the sale of its 181,191 and 201 Spring Street properties located in Lexington, Massachusetts for an aggregate gross sales price of $191.5 million. Net cash proceeds totaled approximately $179.9 million, resulting in a gain on sale of real estate totaling approximately $115.6 million for Boston Properties, Inc. and approximately $117.1 million for Boston Properties Limited Partnership. 181,191 and 201 Spring Street are three Class A office properties aggregating approximately 333,000 net rentable square feet. 181,191 and 201 Spring Street contributed approximately $5.7 million of net income to the Company for the period from January 1, 2021 through October 24, 2021 and contributed approximately $7.2 million and $7.0 million of net income to the Company for the years ended December 31, 2020 and 2019, respectively.
4. Leases
The Company must estimate the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of tenants’ accrued rent and accounts receivable balances, management considers tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns, on a lease-by-lease basis. During the years ended December 31, 2021 and 2020, the Company wrote off approximately $1.3 million and $90.3 million, respectively, related to accrued rent, net balances and accounts receivable, net balances. The write-offs were for tenants, primarily in the retail and co-working sectors, that either terminated their leases or for which the Company determined their accrued rent and/or accounts receivable balances were no longer probable of collection.
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
Lessee
The Company has four non-cancelable ground lease obligations, as lessee, which were classified as operating leases, with various initial term expiration dates through 2114 for the years ended December 31, 2021, 2020 and 2019. The Company recognizes ground rent expense on a straight-line basis over the term of the respective ground lease agreements. As of December 31, 2021, none of the amounts disclosed below for these ground leases contain variable payments, extension options or residual value guarantees.
The Company has four finance lease obligations with various initial term expiration dates through 2094 for the years ended December 31, 2021, 2020 and 2019.
The following table provides lease cost information for the Company’s operating and finance leases for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
Lease costs	2021	2020	2019
Operating lease costs	$13,151	$13,948	$14,573
Finance lease costs
Amortization of right of use asset (1)	$547	$56	$29
Interest on lease liabilities (2)	$2,471	$583	$47
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
(2)Two, three and three of the finance leases relate to assets under development for all or a portion of the years ended December 31, 2021, December 31, 2020 and December 31, 2019, respectively, and as such, a portion of the interest amount was capitalized.

The following table provides other quantitative information for the Company’s operating and finance leases as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
Other information
Weighted-average remaining lease term (in years)
Operating leases	50	51
Finance leases	69	70
Weighted-average discount rate
Operating leases	5.7%	5.7%
Finance leases	6.2%	6.2%
The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of December 31, 2021 (in thousands):

	Operating	Finance
2022	$19,623	$8,762
2023	25,333	10,826
2024 (1)	10,085	48,605
2025	10,307	9,971
2026	10,100	10,166
Thereafter	538,801	1,363,011
Total lease payments	614,249	1,451,341
Less: Interest portion	(409,688)	(1,206,920)
Present value of lease payments	$204,561	$244,421
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
Ground Lease
On May 19, 2021, the Company amended its ground lease at Sumner Square in Washington, DC to extend the term for an additional 15 years. Prior to the amendment, the ground lease was scheduled to expire on August 10, 2066. The ground lease will now expire on August 9, 2081. The amended lease required the Company to pay $23.0 million of rent in 2021 and requires the Company’s remaining obligation of approximately $4.0 million be used to fund certain operation and maintenance costs incurred by the government with respect to the Sumner School for the next five years, with no payments thereafter. The Company’s incremental borrowing rate is 3.95% per annum. The net present value of the total ground lease payments is approximately $26.7 million. The Company continues to classify this ground lease as an operating lease. As a result, the Company recorded a Right-of-Use Assets - Operating Leases and Lease Liabilities - Operating Leases of approximately $27.1 million and $26.7 million, respectively, on its Consolidated Balance Sheet. On July 1, 2021, the Company made the $23.0 million payment. As of December 31, 2021, the lease liability within Lease Liabilities - Operating Leases on the Consolidated Balance Sheets is approximately $3.4 million. The Sumner Square ground lease had operating lease costs of approximately $0.7 million, $1.4 million and $1.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. Sumner Square is an approximately 210,000 net rentable square foot Class A office building.
The following table provides a maturity analysis for the Company’s lease liabilities related to its Sumner Square operating lease as of May 19, 2021 (in thousands):

Operating
Period from May 19, 2021 through December 31, 2021	$23,599
2022	761
2023	784
2024	808
2025	832
2026	422
Total lease payments	27,206
Less: Interest portion	(536)
Present value of lease payments	$26,670
Lessor
The following table summarizes the components of lease revenue recognized during the years ended December 31, 2021, 2020 and 2019 included within the Company's Consolidated Statements of Operations (in thousands):

	Year ended December 31,
Lease Revenue	2021	2020	2019
Fixed contractual payments	$2,319,362	$2,211,915	$2,261,260
Variable lease payments	433,652	434,346	496,754
	$2,753,014	$2,646,261	$2,758,014
The future contractual lease payments to be received (excluding operating expense reimbursements and percentage rent) by the Company as of December 31, 2021, under non-cancelable operating leases which expire on various dates through 2049 (in thousands):

Years Ending December 31,
2022	$2,252,034
2023	2,251,287
2024	2,138,772
2025	2,012,975
2026	1,877,563
Thereafter	12,215,114
No single tenant represented more than 10.0% of the Company’s total lease revenue for the years ended December 31, 2021, 2020 and 2019.

5. Deferred Charges
Deferred charges consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Leasing costs, including lease related intangibles	$1,011,229	$1,023,058
Financing costs	19,231	12,728
	1,030,460	1,035,786
Less: Accumulated amortization	(411,662)	(395,701)
	$618,798	$640,085
The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2022	$13,827
2023	3,911
2024	2,200
2025	2,112
2026	1,624

6. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2021 and December 31, 2020:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2021	December 31, 2020
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(1,205)	$(3,766)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%		(15,356)	(13,584)
901 New York, LLC	901 New York Avenue	25.00%	(2)	(12,597)	(12,264)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	33,732	35,297
Annapolis Junction NFM LLC	Annapolis Junction	50.00%	(4)	N/A	13,463
540 Madison Venture LLC	540 Madison Avenue	60.00%	(5)	N/A	122
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(7,913)	(6,945)
501 K Street LLC	1001 6th Street	50.00%	(6)	42,576	42,499
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		48,980	48,818
Residential Tower Developer LLC	Hub50House	50.00%		47,774	50,943
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		11,505	10,754
Office Tower Developer LLC	100 Causeway Street	50.00%		57,687	56,312
1265 Main Office JV LLC	1265 Main Street	50.00%		3,541	3,787
BNY Tower Holdings LLC	Dock 72	50.00%		27,343	29,536
BNYTA Amenity Operator LLC	Dock 72	50.00%		1,069	1,846
CA-Colorado Center Limited Partnership	Colorado Center	50.00%		231,479	227,671
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		61,626	58,112
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		116,306	113,774
SMBP Venture LP	Santa Monica Business Park	55.00%		156,639	145,761
Platform 16 Holdings LP	Platform 16	55.00%	(7)	109,086	108,393
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(8)	327,148	336,206
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,106	27,184
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(9)	72,545	N/A
360 PAS Holdco LLC	360 Park Avenue South	42.21%	(10)	106,855	N/A
				$1,445,926	$1,273,919
 _______________
(1)Investments with deficit balances aggregating approximately $37.1 million and $36.6 million at December 31, 2021 and December 31, 2020, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At December 31, 2021 and December 31, 2020, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)On March 30, 2021, the Company sold its interest in the joint venture to the partner. See below for additional details.
(5)The property was sold on June 27, 2019. As of December 31, 2020, the investment consisted of undistributed cash. All remaining cash has been distributed as of December 31, 2021 and the joint venture has been dissolved.
(6)Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project above 520,000 square feet and achieving certain project returns at stabilization.
(7)This entity is a VIE (See Note 2).
(8)As a result of the partner’s deferred contribution, the Company owned an approximately 50% and 55% interest in the joint venture at December 31, 2021 and December 31, 2020, respectively.
(9)The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities (each, a “Safeco Partner Entity”) through which each partner owns its interest in the joint venture.

(10)The Company’s ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 5.837% indirect ownership in the joint venture, and (3) an additional 1% interest in each of the two entities (each, a “360 Park Avenue South Partner Entity”) through which each partner owns its interest in the joint venture.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2021	December 31, 2020
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,579,218	$4,708,571
Other assets	586,470	531,071
Total assets	$6,165,688	$5,239,642
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,214,961	$2,637,911
Other liabilities (2)	652,135	650,433
Members’/Partners’ equity	2,298,592	1,951,298
Total liabilities and members’/partners’ equity	$6,165,688	$5,239,642
Company’s share of equity	$1,104,175	$936,087
Basis differentials (3)	341,751	337,832
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,445,926	$1,273,919
_______________
(1)At December 31, 2021 and December 31, 2020, this amount included right of use assets - finance leases totaling approximately $248.9 million. At December 31, 2021 and December 31, 2020, this amount included right of use assets - operating leases totaling approximately $22.3 million and $22.5 million, respectively.
(2)At December 31, 2021 and December 31, 2020, this amount included lease liabilities - finance leases totaling approximately $385.5 million and $388.7 million, respectively, and lease liabilities - operating leases totaling approximately $30.4 million and $29.0 million, respectively.
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

	December 31, 2021	December 31, 2020
Property	(in thousands)
Colorado Center	$304,776	$307,328
Gateway Commons	51,009	51,875
Dock 72	(50,051)	(52,243)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $37.1 million and $36.6 million at December 31, 2021 and 2020, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Total revenue (1)	$383,649	$319,560	$322,817
Expenses
Operating	158,498	144,347	122,992
Transaction costs	470	1,027	1,000
Depreciation and amortization	147,121	141,853	102,296
Total expenses	306,089	287,227	226,288
Other income (expense)
Interest expense	(108,884)	(98,051)	(84,409)
Gains on sales of real estate (2)	—	11,737	32,706
Net income (loss)	$(31,324)	$(53,981)	$44,826

Company’s share of net income (loss)	$(10,254)	$(16,256)	$24,423
Gain on sale of investment (3)	10,257	—	—
Impairment loss on investment (4)	—	(60,524)	—
Basis differential (2)(4)(5)	(2,573)	(8,330)	22,169
Income (loss) from unconsolidated joint ventures	$(2,570)	$(85,110)	$46,592
_______________
(1)Includes straight-line rent adjustments of approximately $17.2 million, $(10.1) million and $32.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.
(2)For the year ended December 31, 2020, represents the gain on sale of Annapolis Junction Building Eight and two land parcels. For the year ended December 31, 2019, represents the gain on sale of 540 Madison Avenue recognized by the joint venture. During 2008, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture resulting in a basis differential between the carrying value of the Company’s investment in the joint venture and the joint venture’s basis in the assets and liabilities of the property. As a result of the historical basis difference, the Company recognized a gain on sale of real estate totaling approximately $47.2 million for the year ended December 31, 2019, which consists of its share of the gain on sale reported by the joint venture as well as an adjustment for the basis differential. The gain on sale of real estate is included in Income (loss) from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.
(3)During the year ended December 31, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.
(4)During the year ended December 31, 2020, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture that owns Dock 72 in Brooklyn, New York totaling approximately $60.5 million.
(5)Includes straight-line rent adjustments of approximately $0.8 million, $1.8 million and $2.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million, $0.9 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.
On February 25, 2021, a joint venture in which the Company had a 54% interest commenced the development of 751 Gateway, a laboratory building located in South San Francisco, California, that is expected to be approximately 231,000 net rentable square feet upon completion. 751 Gateway is the first phase of a multi-phase development plan at Gateway Commons. Upon the formation of the joint venture in 2020, the Company had an approximately 55% ownership interest in the joint venture as a result of the partner’s deferred contribution and the partner is obligated to fund all required capital until such time as the Company owns a 50% interest. On December 31, 2021, the Company had a 50% interest in the joint venture. In accordance with the terms of the joint venture agreement, the Company expects it will have a 49% interest in this property.
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
On June 11, 2021, a joint venture in which the Company has a 50% interest partially placed in-service 100 Causeway Street, a Class A office project with approximately 634,000 net rentable square feet located in Boston, Massachusetts. On December 1, 2021, the property was fully placed in service.
On August 31, 2021, a joint venture in which the Company has a 50% interest extended the construction loan collateralized by its The Hub on Causeway – Podium property. At the time of the extension, the outstanding balance of the loan totaled approximately $174.3 million, bore interest at a variable rate equal to LIBOR plus 2.25% per annum and was scheduled to mature on September 6, 2021, with two, one-year extension options, subject to certain conditions. The extended loan continues to bear interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2023. The Hub on Causeway – Podium is a retail and office property with approximately 382,000 net rentable square feet located in Boston, Massachusetts.
On September 1, 2021, the Company entered into a joint venture to acquire Safeco Plaza, a Class A office property located in Seattle, Washington, for a net purchase price of approximately $460.1 million, including $4.9 million of seller-funded leasing and capital costs. Safeco Plaza is a 50-story, approximately 765,000 net rentable square-foot, Class A office property. The acquisition was completed through a newly formed joint venture with two institutional partners. Each of the institutional partners invested approximately $71.9 million of cash for their respective 33.165% ownership interest in the joint venture. The Company invested approximately $72.6 million for their 33.67% interest in the joint venture and is providing customary operating, property management and leasing services to the joint venture. The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities (each a “Safeco Partner Entity”) through which each partner owns its interest in the joint venture. Subject to the occurrence of certain events and the joint venture achieving certain return thresholds, the Company is entitled to earn promote distributions. Some of the promote distributions may be payable in cash or, at the Company’s election, additional equity interest(s) in the Safeco Partner Entity(ies). The purchase price was funded with cash and proceeds from a new mortgage loan collateralized by the property. The mortgage loan has a principal amount of $250.0 million, bears interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum and matures on September 1, 2026. The following table summarizes the allocation of the purchase price, including transaction costs, of Safeco Plaza joint venture at the date of acquisition (in thousands):

Land	$81,343
Building and improvements	351,948
Tenant improvements	30,404
In-place lease intangibles	28,658
Above-market lease intangibles	301
Below-market lease intangibles	(32,542)
Net assets acquired	$460,112
The following table summarizes the estimated amortization of the acquired in-place lease intangibles and the acquired above/below-market lease intangibles as of December 31, 2021, for Safeco Plaza for each of the next five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2022	$4,278	$49	$4,663
2023	3,453	49	4,596
2024	3,036	49	4,383
2025	2,851	49	4,337
2026	2,749	42	4,329
On October 29, 2021, a joint venture in which the Company has a 50% interest completed and fully placed in-service 7750 Wisconsin Avenue, a Class A office project with approximately 733,000 net rentable square feet located in Bethesda, Maryland.
On December 14, 2021, the Company completed the acquisition of 360 Park Avenue South (See Note 3). On December 15, 2021, the Company entered into a joint venture with two institutional partners to own, operate and redevelop the property. The Company contributed the property and related loan for its aggregate (direct and indirect) 42.21% interest in the joint venture. The joint venture has commenced redevelopment activity, including modernizing building systems and creating amenities, collaborative spaces, and client spaces. The Company’s ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 5.837% indirect ownership in the joint venture, and (3) an additional 1% interest in each of the “360 Park Avenue South Partner Entity through which each partner owns its interest in the joint venture. The Company’s partners will fund required capital until their aggregate investment is approximately 58% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests. Subject to the occurrence of certain events and the joint venture achieving certain return thresholds, the Company is entitled to earn promote distributions. Some of the promote distributions may be payable in cash or, at the Company’s election, additional equity interest(s) in the 360 Park Avenue South Partner Entity(ies). The mortgage loan has a principal amount of $220.0 million, of which $202.0 million was advanced at closing, bears interest at a variable rate equal to the Adjusted Term SOFR plus 2.40% and matures on December 14, 2024, with two one-year extension options, subject to certain conditions. The spread on the variable rate may be reduced, subject to certain conditions.
7. Mortgage Notes Payable
The Company had outstanding mortgage notes payable totaling approximately $3.3 billion and $2.9 billion as of December 31, 2021 and 2020, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through January 9, 2032.
Fixed rate mortgage notes payable totaled approximately $3.3 billion and $2.9 billion at December 31, 2021 and 2020, respectively, with contractual interest rates ranging from 2.79% to 3.43% per annum at December 31, 2021 and 3.43% to 6.94% per annum at December 31, 2020 (with a weighted-average interest rate of 3.24% and 3.72% per annum at December 31, 2021 and 2020, respectively). There were no variable rate mortgage loans at December 31, 2021 and 2020.
On March 26, 2021, the Company used available cash to repay the mortgage loan collateralized by its University Place property located in Cambridge, Massachusetts totaling approximately $0.9 million. The mortgage loan bore interest at a fixed rate of 6.94% per annum and was scheduled to mature on August 1, 2021. There was no prepayment penalty.
On December 10, 2021, the consolidated entity in which the Company has a 55% interest refinanced the mortgage loan collateralized by its 601 Lexington Avenue property located in New York City with a new lender. The mortgage loan has a principal amount of $1.0 billion, requires interest-only payments at a fixed interest rate of 2.79% per annum and matures on January 9, 2032. The previous mortgage loan had an outstanding balance of approximately $616.1 million, bore interest at a fixed rate of 4.75% per annum and was scheduled to mature on April 10, 2022. There was no prepayment penalty associated with the repayment of the previous mortgage loan. The Company recognized a loss from early extinguishment of debt totaling approximately $0.1 million due to the write-off of unamortized deferred financing costs.
On December 14, 2021, the Company completed the acquisition of 360 Park Avenue South, located in the Midtown South submarket of Manhattan. The gross purchase price, including transaction costs, was approximately

$300.7 million and consisted of (1) the assumption of approximately $200.3 million of mortgage debt collateralized by the property and (2) the issuance of approximately 866,503 OP Units (See Note 3). Following the acquisition, on December 14, 2021, the Company refinanced the mortgage loan with a new lender. The new mortgage loan totaling $220.0 million, of which $202.0 million was advanced at closing, bears interest at a variable rate equal to the Adjusted Term SOFR plus 2.40% per annum and matures on December 14, 2024 with two, one-year extension options, subject to certain conditions. The spread on the variable rate may be reduced, subject to certain conditions. The loan proceeds were used to prepay the previous mortgage loan, which had an outstanding principal balance of approximately $200.3 million, bore interest at a fixed rate of 6.044% per annum and was scheduled to mature on March 1, 2022. There was no prepayment penalty associated with the repayment of the mortgage loan. On December 15, 2021, the Company entered into a joint venture with two institutional partners, as part of the Company’s Strategic Capital Program, and contributed the property and related loan for its aggregate (direct and indirect) 42.21% ownership interest in the joint venture (See Note 6).
Contractual aggregate principal payments of mortgage notes payable at December 31, 2021 are as follows (in thousands):

Principal Payments
2022	$—
2023	—
2024	—
2025	—
2026	—
Thereafter	3,300,000
Total aggregate principal payments	3,300,000
Deferred financing costs, net	(32,086)
Total carrying value of mortgage notes payable, net	$3,267,914
8. Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2021 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes	3.125%	3.279%	$500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
Total principal			9,550,000
Less:
Net unamortized discount			16,548
Deferred financing costs, net			49,757
Total			$9,483,695
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
On October 15, 2021, Boston Properties Limited Partnership used proceeds from its September 2021 offering of unsecured senior notes and borrowings under its credit facility entered into in June 2021 (as amended and restated, the “2021 Credit Facility”) to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion. The redemption price included approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 104.284% of the principal amount being redeemed. The Company recognized a loss from early extinguishment of debt totaling approximately $44.2 million, which amount included the payment of the redemption premium totaling approximately $42.8 million.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2021, Boston Properties Limited Partnership was in compliance with each of these financial restrictions and requirements.
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
On June 15, 2021, Boston Properties Limited Partnership amended and restated the 2017 Credit Facility and entered into the 2021 Credit Facility. The 2021 Credit Facility provides for borrowings of up to $1.5 billion (the “Revolving Facility”), subject to customary conditions. Among other things, the amendment and restatement (1) extended the maturity date to June 15, 2026, (2) eliminated the $500.0 million delayed draw term loan facility provided under the 2017 Credit Facility, (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, Boston Properties Limited Partnership may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions.
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
Based on Boston Properties Limited Partnership’s December 31, 2021 credit rating, (1) the applicable Eurocurrency and LIBOR Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
At December 31, 2021, Boston Properties Limited Partnership had $145.0 million outstanding under its Revolving Facility. At December 31, 2020, Boston Properties Limited Partnership had no amount outstanding under its Revolving Facility and $500.0 million of borrowings outstanding under its delayed draw term loan facility under its 2017 Credit Facility.
The 2021 Credit Facility contains customary representations and warranties, affirmative and negative covenants, and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay all outstanding amounts and the cancellation of all commitments outstanding under the 2021 Credit Facility. Among other covenants, the 2021 Credit Facility requires that Boston Properties Limited Partnership maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2021, Boston Properties Limited Partnership was in compliance with each of these financial and other covenant requirements.
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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $26.4 million at December 31, 2021.
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

In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2021, the maximum funding obligation under the guarantee was approximately $19.0 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of December 31, 2021, no amounts related to the guarantee are recorded as liabilities in the Company’s consolidated financial statements.
Pursuant to the lease agreement with Marriott, the Company has guaranteed the completion of the office building and parking garage on behalf of its 7750 Wisconsin Avenue joint venture and has also provided a financing guaranty as required with respect to the third-party construction financing.  The Company earns fees from the joint venture for providing the guarantees and any amounts the Company pays under the guarantee(s) will be deemed to be capital contributions by the Company to the joint venture.  The Company has also agreed to fund construction costs through capital contributions to the joint venture in the event of insufficiency of third-party construction financing.  In addition, the Company has guaranteed to Marriott, as hotel manager, the completion of a hotel being developed by an affiliate of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) adjacent to the office property, for which the Company earns a fee from the affiliate of The Bernstein Companies.  In addition, the Company entered into agreements with affiliates of The Bernstein Companies whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property.  An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, which financing was provided by the Company on June 1, 2020. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property is substantially completed. The financing is collateralized by a pledge of the partner’s equity interest in the joint venture that owns and is developing 7750 Wisconsin Avenue. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. As of December 31, 2021, no amounts related to the contingent aspect of any of the guarantees are recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale and development of the Company’s 6595 Springfield Center Drive development project, the Company has guaranteed the completion of the project and the payment of certain cost overruns in accordance with the development management agreement with the buyer. Although the project has been sold and the lease with the Federal Government tenant has been assigned to the buyer, pursuant to the terms of the Federal Government lease, the Federal Government tenant was not obligated to release the prior owner/landlord from such landlord’s obligations under the lease until completion of the construction. As a result, the entity which previously owned the land remains liable to the Federal Government tenant for the completion of the construction obligations under the lease.  The buyer is obligated to fund the balance of the costs to meet such construction obligations, subject to the Company’s obligation to fund cost overruns (if any), as noted above. An affiliate of the buyer has provided a guaranty of the obligations of the buyer to fund such construction costs and the buyer has agreed to use commercially reasonable efforts to require the construction lender to provide certain remedies to the Company in the event the buyer does not fund such construction obligations. Final completion of the project was achieved during the year ended December 31, 2021 and the Company has been released of its guarantee obligations (See Note 3).
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company was required pursuant to the local zoning ordinance and urban renewal plan to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property, which is expected to occur during the third quarter of 2022. The zoning ordinance and urban renewal plan were each amended to decouple the residential requirement from the occupancy of the 325 Main Street property. The amendment to the urban renewal plan is subject to final approvals and completion of administrative processes. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that was demolished and is being developed into an approximately 420,000 net rentable square foot Class A office property, including approximately 41,000 net rentable square feet of retail space.

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
Insurance
The Company’s property insurance program per occurrence limits are $1.0 billion for its portfolio insurance program, including coverage for acts of terrorism other than nuclear, biological, chemical or radiological terrorism (“Terrorism Coverage”). The Company also carries $1.35 billion of property insurance in excess of the $1.0 billion of coverage in the Company’s property insurance program for 601 Lexington Avenue, New York, New York, consisting of $750 million of property and Terrorism Coverage in excess of the Company’s property insurance program and $600 million of Terrorism Coverage only in excess of the $1.75 billion of coverage. Certain properties, including the General Motors Building located at 767 Fifth Avenue in New York, New York (“767 Fifth Avenue”), are currently insured in separate insurance programs. The property insurance program per occurrence limits for 767 Fifth Avenue are $1.625 billion, including Terrorism Coverage. The Company also currently carries nuclear, biological, chemical and radiological terrorism insurance coverage for acts of terrorism certified under the Federal Terrorism Risk Insurance Act (as amended, “TRIA”) (“NBCR Coverage”), which is provided by IXP as a direct insurer, for the properties in the Company’s portfolio, including 767 Fifth Avenue, but excluding certain other properties owned in joint ventures with third parties or which the Company manages. The per occurrence limit for NBCR Coverage is $1.0 billion. Under TRIA, after the payment of the required deductible and coinsurance, the NBCR Coverage provided by IXP is backstopped by the Federal Government if the aggregate industry insured losses resulting from a certified act of terrorism exceed a “program trigger.” The program trigger is $200 million, the coinsurance is 20% and the deductible is 20% of the premiums earned by the insurer for the year prior to a claim. If the Federal Government pays out for a loss under TRIA, it is mandatory that the Federal Government recoup the full amount of the loss from insurers offering TRIA coverage after the payment of the loss pursuant to a formula in TRIA. The Company may elect to terminate the NBCR Coverage if the Federal Government seeks recoupment for losses paid under TRIA, if TRIA is not extended after its expiration on December 31, 2027, if there is a change in its portfolio or for any other reason. The Company intends to continue to monitor the scope, nature and cost of available terrorism insurance.
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

Due to the current COVID-19 pandemic, the Company anticipates the possibility of business interruption, loss of lease revenue and/or other associated expenses related to the Company’s operations across its portfolio. Because this is an ongoing situation it is not yet possible to quantify the Company’s losses and expenses, which continue to develop. Because of the complexity of the Company’s insurance policies and limited precedent for claims being made related to pandemics, it is not yet possible to determine if such losses and expenses will be covered by the Company’s insurance policies. Therefore, at this time, the Company has provided notice to the applicable insurers of the potential for claims in order to protect the Company’s rights under its policies.
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
The Company expects that resolution of the environmental matters relating to the above will not have a material impact on its business, assets, financial condition, results of operations or liquidity. However, the Company cannot assure you that it has identified all environmental liabilities at its properties, that all necessary remediation actions have been or will be undertaken at the Company’s properties or that the Company will be indemnified, in full or at all or that the Company will have insurance coverage, in the event that such environmental liabilities arise.
11. Noncontrolling Interests
Noncontrolling interests relate to the interests in Boston Properties Limited Partnership not owned by Boston Properties, Inc. and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2021, the noncontrolling interests in Boston Properties Limited Partnership consisted of 16,561,186 OP Units, 1,485,376 LTIP Units (including 418,974 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012-2018 (i.e., 2012 OPP and 2013-2018 MYLTIP awards)), 219,916 2019 MYLTIP Units, 203,278 2020 MYLTIP Units and 352,021 2021 MYLTIP Units held by parties other than Boston Properties, Inc.
Noncontrolling Interest—Common Units
During the years ended December 31, 2021 and 2020, 523,969 and 856,811 OP Units, respectively, were presented by the holders for redemption (including 148,442 and 88,168 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by Boston Properties, Inc. in exchange for an equal number of shares of Common Stock.
At December 31, 2021, Boston Properties Limited Partnership had outstanding 219,916 2019 MYLTIP Units, 203,278 2020 MYLTIP Units and 352,021 2021 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that

MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
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
On December 14, 2021, Boston Properties Limited Partnership issued approximately 866,503 OP Units as partial consideration for the acquisition of 360 Park Avenue South in New York, New York (See Note 3). The OP Units issued totaled approximately $99.7 million based on the average closing price per share of Boston Properties Inc.’s common stock for the five trading days immediately preceding the closing date.
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2017 MYLTIP Units and, after the February 5, 2021 measurement date, the 2018 MYLTIP Units) and its distributions on the 2018 MYLTIP Units (prior to the February 5, 2021 measurement date) and 2019 - 2021 MYLTIP Units (after the February 2, 2021 issuance date of the 2021 MYLTIP Units) that occurred during the year ended December 31, 2021:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 31, 2021	January 28, 2022	$0.98	$0.098
September 30, 2021	October 29, 2021	$0.98	$0.098
June 30, 2021	July 30, 2021	$0.98	$0.098
March 31, 2021	April 30, 2021	$0.98	$0.098
December 31, 2020	January 28, 2021	$0.98	$0.098
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2016 MYLTIP Units and, after the February 6, 2020 measurement date, the 2017 MYLTIP Units) and its distributions on the 2017 MYLTIP Units (prior to the February 6, 2020 measurement date) and 2018 - 2020 MYLTIP Units (after the February 4, 2020 issuance date of the 2020 MYLTIP Units) that occurred during the year ended December 31, 2020:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 31, 2020	January 28, 2021	$0.98	$0.098
September 30, 2020	October 30, 2020	$0.98	$0.098
June 30, 2020	July 31, 2020	$0.98	$0.098
March 31, 2020	April 30, 2020	$0.98	$0.098
December 31, 2019	January 30, 2020	$0.98	$0.098
The following table presents Boston Properties Limited Partnership’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2015 MYLTIP Units and, after the February 9, 2019 measurement date, the 2016 MYLTIP Units) and its distributions on the 2016 MYLTIP Units (prior to the February 9, 2019 measurement date) and 2017 - 2019 MYLTIP Units (after the February 5, 2019 issuance date of the 2019 MYLTIP Units) that occurred during the year ended December 31, 2019:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 31, 2019	January 30, 2020	$0.98	$0.098
September 30, 2019	October 31, 2019	$0.95	$0.095
June 28, 2019	July 31, 2019	$0.95	$0.095
March 29, 2019	April 30, 2019	$0.95	$0.095
December 31, 2018	January 30, 2019	$0.95	$0.095
A holder of an OP Unit may present the OP Unit to Boston Properties Limited Partnership for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, Boston Properties Limited Partnership must redeem the OP Unit for cash equal to the then value of a share of Common Stock of Boston Properties, Inc. Boston Properties, Inc. may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (not owned by Boston Properties, Inc. and LTIP Units (including the 2012 OPP Units and 2013 - 2018 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at December 31, 2021 was approximately $2.1 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $115.18 per share on December 31, 2021.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion and $1.7 billion at December 31, 2021 and December 31, 2020, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
12. Stockholders’ Equity / Partners’ Capital
Boston Properties, Inc.
As of December 31, 2021, Boston Properties, Inc. had 156,544,849 shares of Common Stock outstanding.
As of December 31, 2021, Boston Properties, Inc. owned 1,745,914 general partnership units and 154,798,935 limited partnership units in Boston Properties Limited Partnership.
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
During the years ended December 31, 2021 and 2020, Boston Properties, Inc. issued 247,920 and 43,792 shares of Common Stock, respectively, upon the exercise of options to purchase Common Stock.
During the years ended December 31, 2021 and 2020, Boston Properties, Inc. issued 523,969 and 856,811 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents Boston Properties, Inc.’s dividends per share and Boston Properties Limited Partnership’s distributions per OP Unit and LTIP Unit paid or declared during the years ended December 31, 2021, 2020 and 2019:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 31, 2021	January 28, 2022	$0.98	$0.98
September 30, 2021	October 29, 2021	$0.98	$0.98
June 30, 2021	July 30, 2021	$0.98	$0.98
March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98
September 30, 2020	October 30, 2020	$0.98	$0.98
June 30, 2020	July 31, 2020	$0.98	$0.98
March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98
September 30, 2019	October 31, 2019	$0.95	$0.95
June 28, 2019	July 31, 2019	$0.95	$0.95
March 29, 2019	April 30, 2019	$0.95	$0.95
December 31, 2018	January 30, 2019	$0.95	$0.95
Preferred Stock
At December 31, 2020, Boston Properties, Inc. had 80,000 shares (8,000,000 Depositary Shares each representing 1/100th of a share) outstanding of its 5.25% Series B Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per Depositary Share). Boston Properties, Inc. paid cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. Boston Properties, Inc. did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of Boston Properties, Inc.’s REIT status. On and after March 27, 2018, Boston Properties, Inc., at its option, could redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per Depositary Share), plus all accrued and unpaid dividends. The Series B Preferred Stock was not redeemable by the holders, had no maturity date and was not convertible into any other security of Boston Properties, Inc. or its affiliates.
On March 2, 2021, Boston Properties, Inc. issued a redemption notice for 80,000 shares of its Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding Depositary Shares, each representing 1/100th of a share of Series B Preferred Stock. The redemption price per share of Series B Preferred Stock was $2,500, plus all accrued and unpaid dividend to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, the Company transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and is reflected as a reduction to Net Income Attributable to Boston Properties, Inc. common shareholders and Net Income Attributable to Boston Properties Limited Partnership common unitholders on the Consolidated Income Statement.
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
The following table presents Boston Properties, Inc.’s dividends per share on its Series B Preferred Stock paid or declared during the years ended December 31, 2021, 2020 and 2019:

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
13. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the years ended December 31, 2021, 2020 and 2019.
Boston Properties, Inc.

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	$862,227	$511,034
Add:
Preferred stock redemption charge	6,412	—	—
Preferred dividends	2,560	10,500	10,500
Noncontrolling interest—common units of the Operating Partnership	55,931	97,704	59,345
Noncontrolling interests in property partnerships	70,806	48,260	71,120
Interest expense	423,346	431,717	412,717
Losses from early extinguishment of debt	45,182	—	29,540
Impairment loss	—	—	24,038
Net operating income from unconsolidated joint ventures	107,756	94,943	97,716
Depreciation and amortization expense	717,336	683,751	677,764
Transaction costs	5,036	1,531	1,984
Payroll and related costs from management services contracts	12,487	11,626	10,386
General and administrative expense	151,573	133,112	140,777
Less:
Net operating income attributable to noncontrolling interests in property partnerships	186,304	162,887	183,989
Gains from investments in securities	5,626	5,261	6,417
Interest and other income (loss)	5,704	5,953	18,939
Gains on sales of real estate	123,660	618,982	709
Income (loss) from unconsolidated joint ventures	(2,570)	(85,110)	46,592
Direct reimbursements of payroll and related costs from management services contracts	12,487	11,626	10,386
Development and management services revenue	27,697	29,641	40,039
Company’s share of Net Operating Income	$1,735,740	$1,626,131	$1,739,850

Boston Properties Limited Partnership

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	$979,979	$580,102
Add:
Preferred unit redemption charge	6,412	—	—
Preferred distributions	2,560	10,500	10,500
Noncontrolling interests in property partnerships	70,806	48,260	71,120
Interest expense	423,346	431,717	412,717
Losses from early extinguishment of debt	45,182	—	29,540
Impairment loss	—	—	22,272
Net operating income from unconsolidated joint ventures	107,756	94,943	97,716
Depreciation and amortization expense	709,035	676,666	669,956
Transaction costs	5,036	1,531	1,984
Payroll and related costs from management services contracts	12,487	11,626	10,386
General and administrative expense	151,573	133,112	140,777
Less:
Net operating income attributable to noncontrolling interests in property partnerships	186,304	162,887	183,989
Gains from investments in securities	5,626	5,261	6,417
Interest and other income (loss)	5,704	5,953	18,939
Gains on sales of real estate	125,198	631,945	858
Income (loss) from unconsolidated joint ventures	(2,570)	(85,110)	46,592
Direct reimbursements of payroll and related costs from management services contracts	12,487	11,626	10,386
Development and management services revenue	27,697	29,641	40,039
Company’s share of Net Operating Income	$1,735,740	$1,626,131	$1,739,850
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

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
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred stock/unit redemption charge, preferred dividends/distributions, interest expense, losses from early extinguishment of debt, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. On September 1, 2021, the Company invested in a joint venture that acquired Safeco Plaza located in Seattle, Washington (See Note 6). As such, the Seattle region was identified as a segment during the third quarter of 2021. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Included within the Office property type are commercial office and retail leases, as well as parking revenue.  Any write-off for bad debt, including accrued rent, will be recorded as a reduction to lease revenue. During the year ended December 31, 2021 and 2020, the Company wrote off approximately $1.3 million and $90.3 million, respectively, related to accrued rent, net balances and accounts receivable, net balances. The write-offs were for tenants, primarily in the retail and co-working sectors, that either terminated their leases or for which the Company determined their accrued rent and/or accounts receivable balances were no longer probable of collection.
Parking and other revenue for the year ended December 31, 2021 increased by approximately $11.1 million compared to the year ended December 31, 2020. Parking and other revenue for the year ended December 31, 2020 decreased by approximately $32.9 million compared to 2019. These decreases were primarily in transient and monthly parking revenue.
The Boston Marriott Cambridge closed in March 2020 due to COVID-19. The hotel re-opened on October 2, 2020 and has operated at lower occupancy levels due to the continued impact of COVID-19 on business and leisure travel. The closing of the hotel for more than two fiscal quarters, and the decreased demand and occupancy since its re-opening, have had, and are expected to continue to have, a material adverse effect on the hotel’s operations and thus the results of the Company’s Hotel property type.

Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2021:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$930,560	$—	$1,012,172	$508,620	$—	$340,808	$2,792,160
Residential	13,397	—	—	3,892	—	25,379	42,668
Hotel	13,609	—	—	—	—	—	13,609
Total	957,566	—	1,012,172	512,512	—	366,187	2,848,437
% of Grand Totals	33.62%	—%	35.53%	17.99%	—%	12.86%	100.00%
Rental Expenses:
Office	322,298	—	379,267	168,040	—	127,102	996,707
Residential	5,811	—	—	6,717	—	11,916	24,444
Hotel	12,998	—	—	—	—	—	12,998
Total	341,107	—	379,267	174,757	—	139,018	1,034,149
% of Grand Totals	32.98%	—%	36.67%	16.90%	—%	13.45%	100.00%
Net operating income	$616,459	$—	$632,905	$337,755	$—	$227,169	$1,814,288
% of Grand Totals	33.98%	—%	34.88%	18.62%	—%	12.52%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(43,232)	—	(143,072)	—	—	—	(186,304)
Add: Company’s share of net operating income from unconsolidated joint ventures	16,551	51,641	(664)	14,152	2,498	23,578	107,756
Company’s share of net operating income	$589,778	$51,641	$489,169	$351,907	$2,498	$250,747	$1,735,740
% of Grand Totals	33.98%	2.98%	28.18%	20.27%	0.14%	14.45%	100.00%
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

	Year ended December 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	156,116	$3.18
Effect of Dilutive Securities:
Stock Based Compensation	—	260	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	156,376	$3.17

	Year ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$862,227	155,432	$5.55
Allocation of undistributed earnings to participating securities	(748)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$861,479	155,432	$5.54
Effect of Dilutive Securities:
Stock Based Compensation	—	85	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$861,479	155,517	$5.54

	Year ended December 31, 2019
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	154,582	$3.31
Effect of Dilutive Securities:
Stock Based Compensation	—	301	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$511,034	154,883	$3.30

Boston Properties Limited Partnership
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of Boston Properties, Inc. and Boston Properties Limited Partnership’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2018 MYLTIP Units required, and the 2019 - 2021 MYLTIP Units require, Boston Properties, Inc. to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, Boston Properties Limited Partnership excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,034,000, 17,211,000 and 17,618,000 redeemable common units for the years ended December 31, 2021, 2020 and 2019, respectively.

	Year ended December 31, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	173,150	$3.25
Effect of Dilutive Securities:
Stock Based Compensation	—	260	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	173,410	$3.24

	Year ended December 31, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,979	172,643	$5.68
Allocation of undistributed earnings to participating securities	(830)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,149	172,643	$5.67
Effect of Dilutive Securities:
Stock Based Compensation	—	85	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,149	172,728	$5.67

	Year ended December 31, 2019
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	172,200	$3.37
Effect of Dilutive Securities:
Stock Based Compensation	—	301	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$580,102	172,501	$3.36
15. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($290,000, $285,000 and $280,000 in 2021, 2020 and 2019, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2021, 2020 and 2019 was approximately $4.7 million, $4.0 million and $4.2 million, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of Boston Properties, Inc. to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2021 and 2020, the Company had maintained approximately $42.7 million and $38.6 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2021 and 2020 was approximately $42.7 million and $38.6 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
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
Boston Properties, Inc. issued 57,383, 29,630 and 26,503 shares of restricted common stock and Boston Properties Limited Partnership issued 281,640, 207,181 and 181,919 LTIP Units to employees and non-employee directors under the 2012 Plan and the 2021 Plan during the years ended December 31, 2021, 2020 and 2019, respectively. Boston Properties, Inc. did not issue any non-qualified stock options under the 2012 Plan during the years ended December 31, 2021, 2020 and 2019. Boston Properties Limited Partnership issued 352,021 2021 MYLTIP Units, 203,278 2020 MYLTIP Units and 220,734 2019 MYLTIP Units to employees under the 2012 Plan during the years ended December 31, 2021, 2020 and 2019, respectively. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of Boston Properties, Inc.’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and 2016 - 2021 MYLTIP Units was approximately $49.7 million, $43.0 million and $39.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there was (1) an aggregate of approximately $22.5 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $7.4 million of unrecognized compensation expense related to unvested 2019 - 2021 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.0 years.
The shares of restricted stock were valued at approximately $5.8 million ($100.60 per share weighted-average), $4.0 million ($133.81 per share weighted-average) and $3.5 million ($131.27 per share weighted-average) for the years ended December 31, 2021, 2020 and 2019, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2021, 2020 and 2019 were valued at approximately $23.8 million, $26.3 million and $22.1 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2021, 2020 and 2019 was $84.43, $127.14 and $121.50, respectively. The per unit fair value of each LTIP Unit granted in 2021, 2020 and 2019 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 0.65%, 1.47% and 2.68% and an expected price volatility of 30.0%, 18.0% and 27.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2021, 2020 and 2019.
A summary of the status of Boston Properties, Inc.’s stock options as of December 31, 2021, 2020 and 2019 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	540,441	$96.35
Exercised	(145,088)	$96.27
Outstanding at December 31, 2019	395,353	$96.37
Exercised	(43,792)	$91.60
Outstanding at December 31, 2020	351,561	$96.97
Exercised	(247,920)	$96.95
Outstanding at December 31, 2021	103,641	$97.01

The following table summarizes information about Boston Properties, Inc.’s stock options outstanding at December 31, 2021:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/21	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/21	Exercise Price
54,282	1.3 years	$95.69	54,282	$95.69
49,359	1.1 years	$98.46	49,359	$98.46

The total intrinsic value of the outstanding and exercisable stock options as of December 31, 2021 was approximately $1.9 million. In addition, Boston Properties, Inc. had 103,641 and 351,561 options exercisable at a weighted-average exercise price of $97.01 and $96.97 at December 31, 2021 and 2020, respectively.
Boston Properties, Inc. adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. Boston Properties, Inc. issued 9,846, 7,195 and 5,862 shares with the weighted-average purchase price equal to $89.73 per share, $90.53 per share and $104.11 per share under the Stock Purchase Plan during the years ended December 31, 2021, 2020 and 2019, respectively.
17. Related Party Transactions
A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $0, $914,000 and $21,000 during the years ended December 31, 2021, 2020 and 2019, respectively, related to certain exclusive leasing arrangements for certain Northern Virginia properties. In addition, Mr. Ritchey’s brother is employed by a real estate brokerage firm and participated in brokerage activities for which the Company paid the firm approximately $1.9 million, $3.4 million and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Mr. Ritchey is a Senior Executive Vice President of Boston Properties, Inc.
On July 13, 2018, the Company entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate a Class A office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City. The Company owns a 25% interest in, and is the managing member of, the joint venture. The Company provided $80.0 million of mortgage financing to the joint venture that bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as a Related Party Note Receivable on the Company’s Consolidated Balance Sheets. The Company has recognized interest income of approximately $3.6 million, $2.7 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company's policy is to record notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
In accordance with the 2021 Plan, and as approved by its Board of Directors, seven non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2021. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of Boston Properties, Inc.’s Common Stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by Boston Properties, Inc. The deferred stock units may be settled in shares of Common Stock upon the cessation of such director’s service on the Board of Directors of Boston Properties, Inc. The non-employee director compensation program provides, subject to certain conditions, the non-employee directors holding deferred stock units with the ability to elect, following cessation of their service on the Company’s Board of Directors, to diversify their investment elections into non-employer securities on a pre-tax basis and receive tax-deferred returns on such deferrals, which will ultimately be settled in cash. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the non-employee director in the future. At December 31, 2021 and 2020, the Company had maintained approximately $0.9 million and $0.8 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the non-employee director and earnings on the deferred compensation pursuant to investments elected by the non-employee director. The Company’s liability as of December 31, 2021 and 2020 was approximately $0.9 million and $0.8 million, respectively, which is included in the accompanying Consolidated Balance Sheets. The terms of the non-employee director compensation program require the classification of these deferred stock units as temporary equity on the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units. On December 16, 2021, in connection with the resignation of a director’s service on the Board of Directors of Boston Properties, Inc., Boston Properties, Inc. issued 498 shares of Common Stock in settlement of the director’s outstanding deferred stock units. At December 31, 2021 and 2020, Boston Properties, Inc. had outstanding 83,073 and 72,966 deferred stock units, respectively.
18. Subsequent Events
On January 18, 2022, a joint venture in which the Company has a 50% interest, commenced the redevelopment of 651 Gateway located in South San Francisco, California. 651 Gateway is an approximately 293,000 net rentable square foot office building that will be converted to life sciences space. The project is expected to be completed in late 2023.
On January 28, 2022 and February 1, 2022, Boston Properties, Inc. issued an aggregate of 33,091 shares of restricted common stock and Boston Properties Limited Partnership issued an aggregate of 249,873 LTIP Units under the 2021 Plan to certain employees of Boston Properties, Inc.
On February 1, 2022, Boston Properties, Inc.’s Compensation Committee approved the 2022 Multi-Year Long-Term Incentive Program (the “2022 MYLTIP”) awards under the 2021 Plan to certain officers and employees of Boston Properties, Inc. Earned awards will range from zero to a maximum of 254,061 LTIP Units depending on Boston Properties, Inc.’s relative and absolute TSR performance with a target of approximately 127,031 LTIP Units. Under ASC 718, the 2022 MYLTIP awards have an aggregate value of approximately $17.3 million.
On February 2, 2022, a joint venture in which the Company has a 55% interest recommenced the development of Platform 16, a Class A office project located in San Jose, California, that is expected to be approximately 1.1 million square feet upon completion. The first phase of the development project will include the construction of an approximately 390,000 square foot Class A creative office building and a below-grade parking garage, which are expected to be completed in early 2025.
On February 4, 2022, the measurement period for the Company’s 2019 MYLTIP awards ended and, based on Boston Properties, Inc.’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is set forth on page 105 of this Annual Report on Form 10-K and is incorporated herein by reference.
Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 118 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2021.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	3,847,139	(2)	$97.01	(2)	5,355,702	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		68,305
Total	3,847,139		$97.01		5,424,007
______________
(1)Includes information related to BXP’s 1997 Plan, 2012 Plan and 2021 Plan.
(2)Includes (a) 103,641 shares of common stock issuable upon the exercise of outstanding options (all of which are vested and exercisable), (b) 1,485,376 long term incentive units (LTIP units) (1,001,475 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 1,399,834 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 219,916 2019 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 203,278 2020 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 352,021 2021 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 83,073 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors.
Does not include 75,949 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2019 MYLTIP Awards, 2020 MYLTIP Awards, 2021 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
(3)Represents awards available for issuance under BXP’s 2021 Plan.
(4)Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Board of Directors of BXP on October 29, 1998. The ESPP has not been approved by BXP’s stockholders. The ESPP is available to all our employees that are employed on the first day of the purchase period. Under the ESPP, each eligible employee may purchase shares of our common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of our common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $25,000 per year to purchase our common stock under the ESPP.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedule

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2021 (dollars in thousands)
Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,281,016	$1,796,252	$1,532,654	$260,700	$1,796,252	$1,793,354	$—	$—	$3,589,606	$407,377	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	615,973	115,637	1,483,065	192	57,513	1,656,407	678,000	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	480,465	195,987	1,311,585	—	—	1,507,572	692,283	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	366,449	354,107	1,051,900	—	—	1,406,007	405,104	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	986,898	241,600	494,782	486,028	289,639	932,771	—	—	1,222,410	325,012	1977/1997/2021	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	946,205	7,515	200,349	953,720	—	—	1,154,069	99,152	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	222,640	250,560	859,507	—	—	1,110,067	277,388	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	52,298	285,263	655,465	—	—	940,728	159,238	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	138,727	131,067	574,681	—	—	705,748	157,939	1971-1975/2017	2012	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	115,843	169,193	492,501	—	—	661,694	232,128	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	142,666	316,856	159,350	94,240	469,216	55,416	—	618,872	236,695	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	19,831	63,988	474,368	—	—	538,356	156,879	2011	2007	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	247,001	87,852	340,696	—	—	428,548	179,928	1986	1997	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	29,595	56,853	335,893	—	—	392,746	94,501	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	28,825	103,000	282,490	—	—	385,490	90,673	2012	2010	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	8,026	72,545	227,792	—	—	300,337	63,864	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—	121	273,013	25,992	23,367	275,759	—	—	299,126	18,393	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	110,980	105,787	188,734	—	—	294,521	71,983	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	21,882	13,687	259,277	—	—	272,964	94,354	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	3,965	95,322	169,126	—	—	264,448	36,983	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	80,753	18,789	229,144	60	—	247,993	97,149	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,501	40,933	151,879	—	—	192,812	37,477	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	16,801	95,066	85,174	—	—	180,240	24,149	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	53,945	20,108	156,275	291	—	176,674	79,338	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	37,161	27,135	118,319	—	—	145,454	43,174	1984/2018	2004	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	41,978	11,293	125,118	—	—	136,411	60,550	2000	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	3,875	18,062	112,872	—	—	130,934	49,475	2003-2006	2007	(1)

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2021 (dollars in thousands)
Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	40,694	16,179	107,163	—	—	123,342	55,487	1999	2000	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	37,813	19,092	103,721	—	—	122,813	40,242	2000	2004	(1)
Shady Grove Innovation District	Office	Rockville, MD	—	52,030	64,212	2,676	26,834	34,974	57,110	—	118,918	1,048	1968-1985	2021	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	32	25,854	92,243	—	—	118,097	35,329	2010	2001	(1)
17Fifty Presidents Street	Office	Reston, VA	—	—	113,362	44	—	113,406	—	—	113,406	7,840	2020	2013	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	21,304	12,533	91,751	—	—	104,284	50,358	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	24,995	21,173	76,031	—	—	97,204	31,827	1981/1996/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	6,963	2,290	92,378	—	—	94,668	17,327	2016	1997	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	(184)	15,420	76,065	—	—	91,485	33,696	2001	2003	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	18,876	20,785	69,273	—	—	90,058	26,797	1983/1998/2013	2006	(1)
153 & 211 Second Avenue	Office	Waltham, MA	—	33,233	55,940	—	33,233	55,940	—	—	89,173	1,819	1964-2006	2021	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	23,874	13,807	73,079	—	—	86,886	35,469	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	11,524	14,023	71,731	—	—	85,754	31,832	2008	2001	(1)
20 CityPoint	Office	Waltham, MA	—	4,887	72,764	7,071	4,887	79,835	—	—	84,722	6,135	2020	2007	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	12,662	11,097	72,644	—	—	83,741	40,253	2003	1999	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	39,592	16,813	63,593	317	—	80,723	19,724	1999/2021	1997	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	49,345	28,548	50,166	—	—	78,714	29,871	1985	1999	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	6,290	16,741	57,575	—	—	74,316	17,265	1987/2003	2011	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	14,537	2013	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	6,236	10,148	56,080	—	—	66,228	32,950	1984	1998	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	12,600	—	65,949	—	—	65,949	28,025	2009	2004	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	34,260	548	58,956	—	—	59,504	39,791	1987	1997	(1)
University Place	Office	Cambridge, MA	—	—	37,091	16,512	6,004	47,599	—	—	53,603	33,469	1985	1998	(1)
890 Winter Street	Office	Waltham, MA	—	13,913	28,557	4,745	13,913	33,302	—	—	47,215	3,928	1999	2019	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	9,681	8,662	35,309	—	—	43,971	21,562	1981/2006	2007	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	4,545	23,377	17,635	—	—	41,012	17,017	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	2,350	1,323	26,919	—	—	28,242	14,833	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	12,723	2,395	24,570	—	—	26,965	14,309	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	18,582	1,264	19,551	191	—	21,006	16,012	1982	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	421	6,492	10,364	—	—	16,856	1,984	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,877	3,219	12,915	—	—	16,134	3,354	2015	2012	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	7,470	1,858	13,875	—	—	15,733	8,842	1990	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	11,501	425	14,576	—	—	15,001	6,768	1979	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	6,259	802	12,799	—	—	13,601	11,468	1985	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	819	791	9,966	—	—	10,757	5,937	1997	1997	(1)

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2021 (dollars in thousands)
Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	5,016	659	8,571	—	—	9,230	7,010	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	6,944	314	8,741	—	—	9,055	2,734	1968/1979/1987	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	2,613	1,430	7,029	—	—	8,459	4,774	1987	1998	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	3,593	273	7,913	—	—	8,186	6,593	1983	1997	(1)
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	3,198	601	7,245	—	—	7,846	6,093	1984	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	676	5,477	1,766	—	—	7,243	924	1977	2012	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	1,075	661	5,795	—	—	6,456	2,527	2002	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	6,078	65	6,189	—	—	6,254	3,009	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	5,045	551	5,572	—	—	6,123	4,986	1986	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,714	367	5,234	—	—	5,601	4,536	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,903	774	4,336	—	—	5,110	3,455	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	1,005	93	3,620	—	—	3,713	2,841	1988	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,858	613	3,036	—	—	3,649	2,806	1982	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,664	398	3,112	—	—	3,510	2,787	1984	1997	(1)
The Skylyne	Residential	Oakland, CA	—	28,962	239,077	1,097	28,962	240,174	—	—	269,136	8,132	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—	27,076	190,580	838	27,076	191,418	—	—	218,494	18,534	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—	9,243	127,248	3,336	9,245	130,582	—	—	139,827	11,195	2018	2015	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	846	20,350	92,841	—	—	113,191	19,681	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	2,215	3,529	57,106	—	—	60,635	15,689	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	35,117	1,201	72,312	—	—	73,513	51,600	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	6,846	103	41,778	—	—	41,881	15,818	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	1,552	1,434	17,071	—	—	18,505	6,939	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	2,111	1,579	13,328	—	—	14,907	10,399	1990	1997	(1)
Reston Next	Development	Reston, VA	—	—	—	514,182	2,901	250,135	—	261,146	514,182	1,631	N/A	1998	N/A
2100 Pennsylvania Avenue	Development	Washington, DC	—	—	—	393,094	185,203	—	—	207,891	393,094	5,941	N/A	N/A	N/A
325 Main Street	Development	Cambridge, MA	—	174	—	286,000	965	—	—	285,209	286,174	—	N/A	1997	N/A
880 Winter Street	Development	Waltham, MA	—	15,597	37,255	(667)	15,597	19,614	—	16,974	52,185	1,247	1998	2019	N/A
180 CityPoint	Development	Waltham, MA	—	—	—	50,776	—	—	—	50,776	50,776	—	N/A	2006	N/A
103 CityPoint	Development	Waltham, MA	—	—	—	14,663	—	—	—	14,663	14,663	—	N/A	2007	N/A
777 Harrison Street	Land	San Francisco, CA	—	144,647	—	26,800	—	47	171,400	—	171,447	11	N/A	2020	N/A
3625-3635 Peterson Way	Land	Santa Clara, CA	—	63,206	—	4,541	—	—	67,747	—	67,747	—	N/A	2016	N/A

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2021 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	53,432	—		—		53,432		—	53,432	—	N/A	N/A	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	3,941	—		—		38,945		—	38,945	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	37,418	—		—		37,418		—	37,418	—	N/A	2006	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	30,945	—		—		30,945		—	30,945	—	N/A	1998	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,887	—		—		19,887		—	19,887	—	N/A	2007	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	14,890	—		—		14,890		—	14,890	—	N/A	N/A	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	8,381	—		—		8,381		—	8,381	—	N/A	1997	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,405	—		—		2,405		—	2,405	—	N/A	1998	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	79	—		—		79		—	79	—	N/A	2000	N/A
			$3,267,914	(2)	$5,238,614	$13,216,859	$5,652,747	$5,445,112	(3)	$17,208,581	(4)	$560,355	(5)	$894,172	$24,108,220	$5,848,183

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $51,695. Accumulated Depreciation does not include approximately $35,778 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $21.8 billion and $4.9 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)Includes unamortized deferred financing costs totaling approximately $(32.1) million.
(3)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $214,165 and $169,778, respectively.
(4)Includes Right of Use Assets - Finance Leases of approximately $23,342.
(5)Includes pre-development costs.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2021, 2020 and 2019
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2021	2020	2019
Real Estate:
Balance at the beginning of the year	$23,303,303	$22,844,697	$21,605,545
Additions to/improvements of real estate	1,145,084	996,989	1,671,898
Assets sold/written-off	(340,167)	(538,383)	(432,746)
Balance at the end of the year	$24,108,220	$23,303,303	$22,844,697
Accumulated Depreciation:
Balance at the beginning of the year	$5,501,637	$5,239,179	$4,871,102
Depreciation expense	623,854	573,898	564,938
Assets sold/written-off	(277,308)	(311,440)	(196,861)
Balance at the end of the year	$5,848,183	$5,501,637	$5,239,179

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2021 (dollars in thousands)
				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,281,016	$1,796,252	$1,532,654	$260,700	$1,796,252	$1,793,354	$—	$—	$3,589,606	$407,377	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	556,917	100,539	1,439,107	192	57,513	1,597,351	660,321	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	418,084	180,420	1,264,771	—	—	1,445,191	673,363	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	306,841	339,200	1,007,199	—	—	1,346,399	387,131	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	986,898	241,600	494,782	448,942	279,281	906,043	—	—	1,185,324	314,209	1977/1997/2021	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	946,205	7,515	200,349	953,720	—	—	1,154,069	99,152	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	222,640	250,560	859,507	—	—	1,110,067	277,388	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	52,298	285,263	655,465	—	—	940,728	159,238	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	138,727	131,067	574,681	—	—	705,748	157,939	1971-1975/2017	2012	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	77,864	159,694	464,021	—	—	623,715	220,676	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	142,666	316,856	144,387	90,498	457,995	55,416	—	603,909	232,183	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	19,831	63,988	474,368	—	—	538,356	156,879	2011	2007	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	219,759	81,040	320,266	—	—	401,306	171,713	1986	1997	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	29,595	56,853	335,893	—	—	392,746	94,501	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	28,825	103,000	282,490	—	—	385,490	90,673	2012	2010	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	8,026	72,545	227,792	—	—	300,337	63,864	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—	121	273,013	25,789	23,164	275,759	—	—	298,923	18,393	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	110,980	105,787	188,734	—	—	294,521	71,983	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	21,546	13,603	259,025	—	—	272,628	94,269	2008-2009	2003	(1)
601 Massachusetts Avenue	Office	Washington, DC	—	95,310	165,173	3,953	95,310	169,126	—	—	264,436	36,983	2016	2008	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	80,753	18,789	229,144	60	—	247,993	97,149	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,501	40,933	151,879	—	—	192,812	37,477	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	16,801	95,066	85,174	—	—	180,240	24,149	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	49,870	19,089	153,219	291	—	172,599	78,109	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	32,548	25,982	114,859	—	—	140,841	41,783	1984/2018	2004	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	36,341	9,883	120,891	—	—	130,774	58,850	2000	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	3,711	18,021	112,749	—	—	130,770	49,433	2003-2006	2007	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	36,276	15,074	103,850	—	—	118,924	54,155	1999	2000	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	33,823	18,095	100,728	—	—	118,823	39,039	2000	2004	(1)
Shady Grove Innovation District	Office	Rockville, MD	—	52,030	64,212	2,676	26,834	34,974	57,110	—	118,918	1,048	1968-1985	2021	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	32	25,854	92,243	—	—	118,097	35,329	2010	2001	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2021 (dollars in thousands)
				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
17Fifty Presidents Street	Office	Reston, VA	—	—	113,362	44	—	113,406	—	—	113,406	7,840	2020	2013	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	15,759	11,146	87,593	—	—	98,739	48,686	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	24,697	21,098	75,808	—	—	96,906	31,739	1981/1996/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	6,800	2,127	92,378	—	—	94,505	17,327	2016	1997	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	(6,396)	13,866	71,407	—	—	85,273	31,823	2001	2003	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	18,697	20,741	69,138	—	—	89,879	26,749	1983/1998/2013	2006	(1)
153 & 211 Second Avenue	Office	Waltham, MA	—	33,233	55,940	—	33,233	55,940	—	—	89,173	1,819	1964-2006	2021	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	22,257	13,403	71,866	—	—	85,269	34,984	1992	2005	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	11,419	13,997	71,652	—	—	85,649	31,804	2008	2001	(1)
20 CityPoint	Office	Waltham, MA	—	4,887	72,764	7,071	4,887	79,835	—	—	84,722	6,135	2020	2007	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	9,675	10,350	70,404	—	—	80,754	39,353	2003	1999	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	36,931	16,148	61,597	317	—	78,062	18,922	1999/2021	1997	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	47,265	28,028	48,606	—	—	76,634	29,247	1985	1999	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	6,290	16,741	57,575	—	—	74,316	17,265	1987/2003	2011	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	140	18,080	51,402	—	—	69,482	14,537	2013	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	3,625	9,496	54,121	—	—	63,617	32,162	1984	1998	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	12,600	—	65,949	—	—	65,949	28,025	2009	2004	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	32,604	134	57,714	—	—	57,848	39,294	1987	1997	(1)
University Place	Office	Cambridge, MA	—	—	37,091	15,062	6,004	46,149	—	—	52,153	32,504	1985	1998	(1)
890 Winter Street	Office	Waltham, MA	—	13,913	28,557	4,745	13,913	33,302	—	—	47,215	3,928	1999	2019	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	5,018	6,128	33,180	—	—	39,308	20,706	1981/2006	2007	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	4,522	23,371	17,618	—	—	40,989	17,011	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	345	822	25,415	—	—	26,237	14,225	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	10,617	1,868	22,991	—	—	24,859	13,674	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	17,818	1,073	18,978	191	—	20,242	15,785	1982	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	421	6,492	10,364	—	—	16,856	1,984	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,877	3,219	12,915	—	—	16,134	3,354	2015	2012	(1)
195 West Street	Office	Waltham, MA	—	1,611	6,652	6,481	1,611	13,133	—	—	14,744	8,540	1990	1997	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	10,864	266	14,098	—	—	14,364	6,576	1979	1997	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	5,530	619	12,253	—	—	12,872	11,247	1985	1997	(1)
7501 Boston Boulevard, Building Seven	Office	Springfield, VA	—	665	9,273	314	665	9,587	—	—	10,252	5,783	1997	1997	(1)
7435 Boston Boulevard, Building One	Office	Springfield, VA	—	392	3,822	4,323	486	8,051	—	—	8,537	6,802	1982	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	6,358	168	8,301	—	—	8,469	2,557	1968/1979/1987	1997	(1)
7450 Boston Boulevard, Building Three	Office	Springfield, VA	—	1,165	4,681	2,199	1,327	6,718	—	—	8,045	4,646	1987	1998	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	2,939	110	7,422	—	—	7,532	6,399	1983	1997	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2021 (dollars in thousands)
				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
8000 Grainger Court, Building Five	Office	Springfield, VA	—	366	4,282	2,604	453	6,799	—	—	7,252	5,916	1984	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—	5,477	1,090	676	5,477	1,766	—	—	7,243	924	1977	2012	(1)
7300 Boston Boulevard, Building Thirteen	Office	Springfield, VA	—	608	4,773	863	608	5,636	—	—	6,244	2,463	2002	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—	26	150	5,921	26	6,071	—	—	6,097	2,961	1968	1997	(1)
7601 Boston Boulevard, Building Eight	Office	Springfield, VA	—	200	878	4,352	378	5,052	—	—	5,430	4,778	1986	1997	(1)
7500 Boston Boulevard, Building Six	Office	Springfield, VA	—	138	3,749	1,181	234	4,834	—	—	5,068	4,376	1985	1997	(1)
8000 Corporate Court, Building Eleven	Office	Springfield, VA	—	136	3,071	1,552	686	4,073	—	—	4,759	3,346	1989	1997	(1)
7375 Boston Boulevard, Building Ten	Office	Springfield, VA	—	23	2,685	824	47	3,485	—	—	3,532	2,790	1988	1997	(1)
7451 Boston Boulevard, Building Two	Office	Springfield, VA	—	249	1,542	1,545	535	2,801	—	—	3,336	2,711	1982	1997	(1)
7374 Boston Boulevard, Building Four	Office	Springfield, VA	—	241	1,605	1,281	303	2,824	—	—	3,127	2,675	1984	1997	(1)
The Skylyne	Residential	Oakland, CA	—	28,962	239,077	1,097	28,962	240,174	—	—	269,136	8,132	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—	27,076	190,580	838	27,076	191,418	—	—	218,494	18,534	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—	9,243	127,248	3,336	9,245	130,582	—	—	139,827	11,195	2018	2015	(1)
The Avant at Reston Town Center	Residential	Reston, VA	—	20,350	91,995	846	20,350	92,841	—	—	113,191	19,681	2014	2010	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—	3,529	54,891	2,215	3,529	57,106	—	—	60,635	15,689	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—	478	37,918	32,226	478	70,144	—	—	70,622	50,729	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	—	35,035	6,432	—	41,467	—	—	41,467	15,695	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—	1,256	15,697	840	1,256	16,537	—	—	17,793	6,727	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—	1,163	11,633	446	1,163	12,079	—	—	13,242	9,900	1990	1997	(1)
Reston Next	Development	Reston, VA	—	—	—	514,182	2,901	250,135	—	261,146	514,182	1,631	N/A	1998	N/A
2100 Pennsylvania Avenue	Development	Washington, DC	—	—	—	393,094	185,203	—	—	207,891	393,094	5,941	N/A	N/A	N/A
325 Main Street	Development	Cambridge, MA	—	174	—	285,807	772	—	—	285,209	285,981	—	N/A	1997	N/A
880 Winter Street	Development	Waltham, MA	—	15,597	37,255	(667)	15,597	19,614	—	16,974	52,185	1,247	1998	2019	N/A
180 CityPoint	Development	Waltham, MA	—	—	—	50,776	—	—	—	50,776	50,776	—	N/A	2006	N/A
103 CityPoint	Development	Waltham, MA	—	—	—	14,663	—	—	—	14,663	14,663	—	N/A	2007	N/A
777 Harrison Street	Land	San Francisco, CA	—	144,647	—	26,800	—	47	171,400	—	171,447	11	N/A	2020	N/A
3625-3635 Peterson Way	Land	Santa Clara, CA	—	63,206	—	4,541	—	—	67,747	—	67,747	—	N/A	2016	N/A
Back Bay Station Master Plan	Land	Boston, MA	—	—	—	53,432	—	—	53,432	—	53,432	—	N/A	N/A	N/A
North First Master Plan	Land	San Jose, CA	—	35,004	—	3,941	—	—	38,945	—	38,945	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—	—	—	37,418	—	—	37,418	—	37,418	—	N/A	2006	N/A
Reston Gateway Master Plan	Land	Reston, VA	—	—	—	30,945	—	—	30,945	—	30,945	—	N/A	1998	N/A
Springfield Metro Center	Land	Springfield, VA	—	—	—	19,887	—	—	19,887	—	19,887	—	N/A	2007	N/A

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2021 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/ Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	14,890	—		—		14,890		—	14,890	—	N/A	N/A	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	8,381	—		—		8,381		—	8,381	—	N/A	1997	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	2,405	—		—		2,405		—	2,405	—	N/A	1998	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	79	—		—		79		—	79	—	N/A	2000	N/A
			$3,267,914	(2)	$5,238,614	$13,216,859	$5,279,360	$5,348,929	(3)	$16,931,377	(4)	$560,355	(5)	$894,172	$23,734,833	$5,736,240

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $51,695. Accumulated Depreciation does not include approximately $35,778 of accumulated depreciation related to Furniture, Fixtures and Equipment.

The aggregate cost and accumulated depreciation for tax purposes was approximately $24.2 billion and $5.4 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)Includes unamortized deferred financing costs totaling approximately $(32.1) million.
(3)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $214,165 and $169,778, respectively.
(4)Includes Right of Use Assets - Finance Leases of approximately $23,342.
(5)Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2021, 2020 and 2019
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2021	2020	2019
Real Estate:
Balance at the beginning of the year	$22,926,494	$22,449,476	$21,207,189
Additions to/improvements of real estate	1,145,084	996,989	1,671,898
Assets sold/written-off	(336,745)	(519,971)	(429,611)
Balance at the end of the year	$23,734,833	$22,926,494	$22,449,476
Accumulated Depreciation:
Balance at the beginning of the year	$5,396,111	$5,135,289	$4,773,800
Depreciation expense	615,553	566,813	557,130
Assets sold/written-off	(275,424)	(305,991)	(195,641)
Balance at the end of the year	$5,736,240	$5,396,111	$5,135,289
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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

3.7	—	Form of Certificate of Designations for Series A Preferred Stock. (Incorporated by reference to Exhibit 99.26 to Boston Properties, Inc.’s Current Report on Form 8-K filed on November 25, 1998.)
4.1	—	Form of Common Stock Certificate. (Incorporated by reference to Exhibit 4.3 to Boston Properties, Inc.’s Registration Statement on Form S-11, File No. 333-25279.)
4.2	—	Description of the Securities of Boston Properties, Inc. and Boston Properties Limited Partnership (Filed herewith.)
4.3	—
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

4.5	—
Supplemental Indenture No. 14, dated as of June 27, 2013, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.800% Senior Note due 2024. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on July 1, 2013.)

4.6	—
Supplemental Indenture No. 15, dated as of January 20, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.650% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on January 20, 2016.)

4.7	—
Supplemental Indenture No. 16, dated as of August 17, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.750% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on August 17, 2016.)

4.8	—
Supplemental Indenture No. 17, dated as of December 4, 2017, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.200% Senior Note due 2025. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on December 4, 2017.)

4.9	—
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

4.10	—
Supplemental Indenture No. 19, dated as of June 21, 2019, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.400% Senior Note due 2029. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on June 21, 2019.)

4.11	—
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

4.12	—
Supplemental Indenture No. 21, dated as of May 5, 2020, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.250% Senior Note due 2031. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 5, 2020.)

4.13	—
Supplemental Indenture No. 22, dated as of March 16, 2021, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.550% Senior Note due 2032. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on March 16, 2021.)

4.14	—
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
Third Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Boston Properties, Inc. and Boston Properties Limited Partnership filed on August 6, 2021.)

10.15*	—
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

10.23*	—
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

10.31*	—	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)
10.32*	—
First Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of October 18, 2007. (Incorporated by reference to Exhibit 10.13 to Boston Properties, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2007.)

10.33*	—
Second Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of December 15, 2008. (Incorporated by reference to Exhibit 10.52 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2009.)

10.34*	—
Third Amendment to the Boston Properties, Inc. Senior Executive Severance Plan, dated as of January 8, 2014. (Incorporated by reference to Exhibit 10.48 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 28, 2014.)

10.35*	—
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

10.38*	—
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

10.41*	—
Form of Indemnification Agreement by and among Boston Properties, Inc., Boston Properties Limited Partnership and certain officers and directors of the Company. (Incorporated by reference to Exhibit 10.43 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on March 2, 2020.)

10.42*	—
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.43*	—	Boston Properties, Inc. Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix B to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 5, 2019.)
10.44	—
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

BOSTON PROPERTIES, INC.

February 25, 2022	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

February 25, 2022

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Chairman of the Board

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
February 25, 2022	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 25, 2022

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Director, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Chairman of the Board

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer