Form 10-Q
period 2022-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2022-05-02
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,712,188
(Registrant)	(Class)	(Outstanding on April 25, 2022)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2022 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of March 31, 2022, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP either (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $259.0 million, or 1.4% at March 31, 2022, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, the following items in this report present information separately for BXP and BPLP:
• Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
• Note 3. Real Estate;
• Note 8. Stockholders’ Equity / Partners’ Capital;
• Note 9. Segment Information; and
• Note 10. Earnings Per Share / Common Unit
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2022

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2022	December 31, 2021
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,717,227 and $6,702,830 at March 31, 2022 and December 31, 2021, respectively)	$23,902,226	$23,752,630
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2022 and December 31, 2021, respectively)	237,501	237,507
Right of use assets - operating leases	169,248	169,778
Less: accumulated depreciation (amounts related to VIEs of $(1,306,601) and $(1,283,060) at March 31, 2022 and December 31, 2021, respectively)	(5,995,760)	(5,883,961)
Total real estate	18,313,215	18,275,954
Cash and cash equivalents (amounts related to VIEs of $266,593 and $300,937 at March 31, 2022 and December 31, 2021, respectively)	436,271	452,692
Cash held in escrows	46,072	48,466
Investments in securities	36,032	43,632
Tenant and other receivables, net (amounts related to VIEs of $8,414 and $6,824 at March 31, 2022 and December 31, 2021, respectively)	56,132	70,186
Related party note receivable, net	78,544	78,336
Notes receivable, net	9,674	9,641
Accrued rental income, net (amounts related to VIEs of $356,640 and $357,395 at March 31, 2022 and December 31, 2021, respectively)	1,243,395	1,226,745
Deferred charges, net (amounts related to VIEs of $174,063 and $174,637 at March 31, 2022 and December 31, 2021, respectively)	609,205	618,798
Prepaid expenses and other assets (amounts related to VIEs of $39,362 and $29,668 at March 31, 2022 and December 31, 2021, respectively)	128,472	57,811
Investments in unconsolidated joint ventures	1,518,622	1,482,997
Total assets	$22,475,634	$22,365,258
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,268,745 and $3,267,914 at March 31, 2022 and December 31, 2021, respectively)	$3,268,745	$3,267,914
Unsecured senior notes, net	9,486,379	9,483,695
Unsecured line of credit	255,000	145,000
Lease liabilities - finance leases (amounts related to VIEs of $20,420 and $20,458 at March 31, 2022 and December 31, 2021, respectively)	245,554	244,421
Lease liabilities - operating leases	204,677	204,561
Accounts payable and accrued expenses (amounts related to VIEs of $30,804 and $29,464 at March 31, 2022 and December 31, 2021, respectively)	304,576	320,775
Dividends and distributions payable	170,869	169,859
Accrued interest payable	90,861	94,796
Other liabilities (amounts related to VIEs of $128,581 and $150,131 at March 31, 2022 and December 31, 2021, respectively)	396,283	391,441
Total liabilities	14,422,944	14,322,462
Commitments and contingencies (See Note 6)
Redeemable deferred stock units— 85,645 and 83,073 units outstanding at redemption value at March 31, 2022 and December 31, 2021, respectively	11,031	9,568

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2022	December 31, 2021
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,790,614 and 156,623,749 issued and 156,711,714 and 156,544,849 outstanding at March 31, 2022 and December 31, 2021, respectively	1,567	1,565
Additional paid-in capital	6,509,663	6,497,730
Dividends in excess of earnings	(636,421)	(625,891)
Treasury common stock at cost, 78,900 shares at March 31, 2022 and December 31, 2021	(2,722)	(2,722)
Accumulated other comprehensive loss	(28,485)	(36,662)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,843,602	5,834,020
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	649,602	642,655
Property partnerships	1,548,455	1,556,553
Total equity	8,041,659	8,033,228
Total liabilities and equity	$22,475,634	$22,365,258

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended March 31,
	2022	2021
Revenue
Lease	$718,120	$685,817
Parking and other	21,734	16,938
Hotel	4,557	632
Development and management services	5,831	6,803
Direct reimbursements of payroll and related costs from management services contracts	4,065	3,505
Total revenue	754,307	713,695
Expenses
Operating
Rental	270,255	257,389
Hotel	4,840	2,051
General and administrative	43,194	44,959
Payroll and related costs from management services contracts	4,065	3,505
Transaction costs	—	331
Depreciation and amortization	177,624	176,565
Total expenses	499,978	484,800
Other income (expense)
Income from unconsolidated joint ventures	2,189	5,225
Gains on sales of real estate	22,701	—
Interest and other income (loss)	1,228	1,168
Gains (losses) from investments in securities	(2,262)	1,659
Losses from early extinguishment of debt	—	(898)
Interest expense	(101,228)	(107,902)
Net income	176,957	128,147
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,549)	(16,467)
Noncontrolling interest—common units of the Operating Partnership	(16,361)	(11,084)
Net income attributable to Boston Properties, Inc.	143,047	100,596
Preferred dividends	—	(2,560)
Preferred stock redemption charge	—	(6,412)
Net income attributable to Boston Properties, Inc. common shareholders	$143,047	$91,624
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.91	$0.59
Weighted average number of common shares outstanding	156,650	155,928
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$0.91	$0.59
Weighted average number of common and common equivalent shares outstanding	157,004	156,099

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2022	2021
Net income	$176,957	$128,147
Other comprehensive income:
Effective portion of interest rate contracts	7,565	3,740
Amortization of interest rate contracts (1)	1,676	1,676
Other comprehensive income	9,241	5,416
Comprehensive income	186,198	133,563
Net income attributable to noncontrolling interests	(33,910)	(27,551)
Other comprehensive income attributable to noncontrolling interests	(1,064)	(665)
Comprehensive income attributable to Boston Properties, Inc.	$151,224	$105,347
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2021	156,545	$1,565	$—	$6,497,730	$(625,891)	$(2,722)	$(36,662)	$642,655	$1,556,553	$8,033,228
Redemption of operating partnership units to common stock	141	2	—	5,026	—	—	—	(5,028)	—	—
Allocated net income for the period	—	—	—	—	143,047	—	—	16,361	17,549	176,957
Dividends/distributions declared	—	—	—	—	(153,577)	—	—	(17,920)	—	(171,497)
Shares issued pursuant to stock purchase plan	5	—	—	600	—	—	—	—	—	600
Net activity from stock option and incentive plan	21	—	—	(133)	—	—	—	19,054	—	18,921
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(26,640)	(26,640)
Effective portion of interest rate contracts	—	—	—	—	—	—	6,800	765	—	7,565
Amortization of interest rate contracts	—	—	—	—	—	—	1,377	155	144	1,676
Reallocation of noncontrolling interest	—	—	—	6,440	—	—	—	(6,440)	—	—
Equity, March 31, 2022	156,712	$1,567	$—	$6,509,663	$(636,421)	$(2,722)	$(28,485)	$649,602	$1,548,455	$8,041,659

Equity, December 31, 2020	155,719	$1,557	$200,000	$6,356,791	$(509,653)	$(2,722)	$(49,890)	$616,596	$1,726,933	8,339,612
Redemption of operating partnership units to common stock	118	1	—	4,197	—	—	—	(4,198)	—	—
Allocated net income for the period	—	—	—	—	100,596	—	—	11,084	16,467	128,147
Dividends/distributions declared	—	—	—	—	(155,513)	—	—	(17,287)	—	(172,800)
Shares issued pursuant to stock purchase plan	5	—	—	484	—	—	—	—	—	484
Net activity from stock option and incentive plan	232	3	—	20,002	—	—	—	18,462	—	38,467
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	281	281
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(18,225)	(18,225)
Effective portion of interest rate contracts	—	—	—	—	—	—	3,370	370	—	3,740
Amortization of interest rate contracts	—	—	—	—	—	—	1,381	151	144	1,676
Reallocation of noncontrolling interest	—	—	—	5,072	—	—	—	(5,072)	—	—
Equity, March 31, 2021	156,074	$1,561	$—	$6,392,923	$(570,982)	$(2,722)	$(45,139)	$620,106	$1,725,600	$8,121,347

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$176,957	$128,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,624	176,565
Amortization of right of use assets - operating leases	529	2,263
Non-cash compensation expense	21,235	20,090
Income from unconsolidated joint ventures	(2,189)	(5,225)
Distributions of net cash flow from operations of unconsolidated joint ventures	6,385	3,972
Losses (gains) from investments in securities	2,262	(1,659)
Allowance for current expected credit losses	(234)	(128)
Non-cash portion of interest expense	5,960	5,984
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(6,290)
Losses from early extinguishments of debt	—	898
Gains on sales of real estate	(22,701)	—
Change in assets and liabilities:
Tenant and other receivables, net	17,635	26,020
Notes receivable, net	(8)	(140)
Accrued rental income, net	(29,567)	(9,413)
Prepaid expenses and other assets	(71,731)	(96,351)
Lease liabilities - operating leases	116	(1,330)
Accounts payable and accrued expenses	(31,800)	(21,578)
Accrued interest payable	(3,933)	(28,970)
Other liabilities	(12,146)	(24,177)
Tenant leasing costs	(14,904)	(16,615)
Total adjustments	42,533	23,916
Net cash provided by operating activities	219,490	152,063
Cash flows from investing activities:
Acquisitions of real estate	(3,580)	—
Construction in progress	(100,313)	(119,496)
Building and other capital improvements	(26,811)	(32,717)
Tenant improvements	(55,168)	(93,201)
Proceeds from sales of real estate	35,397	—
Capital contributions to unconsolidated joint ventures	(26,293)	(16,684)
Capital distributions from unconsolidated joint ventures	20,095	122
Proceeds from sale of investment in unconsolidated joint venture	—	17,589
Investments in securities, net	5,338	2,114
Net cash used in investing activities	(151,335)	(242,273)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(5,374)
Proceeds from unsecured senior notes	—	846,345

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2022	2021
Redemption of unsecured senior notes	—	(843,710)
Borrowings on unsecured line of credit	190,000	—
Repayments of unsecured line of credit	(80,000)	—
Repayment of unsecured term loan	—	(500,000)
Payments on finance lease obligations	—	—
Deferred financing costs	(359)	(7,145)
Debt prepayment and extinguishment costs	—	(185)
Net proceeds from equity transactions	(332)	19,643
Dividends and distributions	(170,488)	(171,566)
Contributions from noncontrolling interests in property partnerships	849	281
Distributions to noncontrolling interests in property partnerships	(26,640)	(18,225)
Net cash used in financing activities	(86,970)	(679,936)
Net decrease in cash and cash equivalents and cash held in escrows	(18,815)	(770,146)
Cash and cash equivalents and cash held in escrows, beginning of period	501,158	1,719,329
Cash and cash equivalents and cash held in escrows, end of period	$482,343	$949,183

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$452,692	$1,668,742
Cash held in escrows, beginning of period	48,466	50,587
Cash and cash equivalents and cash held in escrows, beginning of period	$501,158	$1,719,329

Cash and cash equivalents, end of period	$436,271	$697,369
Cash held in escrows, end of period	46,072	251,814
Cash and cash equivalents and cash held in escrows, end of period	$482,343	$949,183

Supplemental disclosures:
Cash paid for interest	$111,904	$146,781
Interest capitalized	$13,740	$12,032

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(34,946)	$(25,161)
Change in real estate included in accounts payable and accrued expenses	$16,907	$(42,778)
Preferred stock redemption liability	$—	$200,000
Deferred distributions from sale of investment in unconsolidated joint ventures	$—	$5,808
Deferred proceeds from sale of investment in unconsolidated joint ventures	$—	$200
Dividends and distributions declared but not paid	$170,869	$171,003
Conversions of noncontrolling interests to stockholders’ equity	$5,028	$4,198
Issuance of restricted securities to employees and non-employee directors	$46,082	$41,255

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2022	December 31, 2021
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,717,227 and $6,702,830 at March 31, 2022 and December 31, 2021, respectively)	$23,529,828	$23,379,243
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2022 and December 31, 2021, respectively)	237,501	237,507
Right of use assets - operating leases	169,248	169,778
Less: accumulated depreciation (amounts related to VIEs of $(1,306,601) and $(1,283,060) at March 31, 2022 and December 31, 2021, respectively)	(5,882,385)	(5,772,018)
Total real estate	18,054,192	18,014,510
Cash and cash equivalents (amounts related to VIEs of $266,593 and $300,937 at March 31, 2022 and December 31, 2021, respectively)	436,271	452,692
Cash held in escrows	46,072	48,466
Investments in securities	36,032	43,632
Tenant and other receivables, net (amounts related to VIEs of $8,414 and $6,824 at March 31, 2022 and December 31, 2021, respectively)	56,132	70,186
Related party note receivable, net	78,544	78,336
Notes receivable, net	9,674	9,641
Accrued rental income, net (amounts related to VIEs of $356,640 and $357,395 at March 31, 2022 and December 31, 2021, respectively)	1,243,395	1,226,745
Deferred charges, net (amounts related to VIEs of $174,063 and $174,637 at March 31, 2022 and December 31, 2021, respectively)	609,205	618,798
Prepaid expenses and other assets (amounts related to VIEs of $39,362 and $29,668 at March 31, 2022 and December 31, 2021, respectively)	128,472	57,811
Investments in unconsolidated joint ventures	1,518,622	1,482,997
Total assets	$22,216,611	$22,103,814
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,268,745 and $3,267,914 at March 31, 2022 and December 31, 2021, respectively)	$3,268,745	$3,267,914
Unsecured senior notes, net	9,486,379	9,483,695
Unsecured line of credit	255,000	145,000
Lease liabilities - finance leases (amounts related to VIEs of $20,420 and $20,458 at March 31, 2022 and December 31, 2021, respectively)	245,554	244,421
Lease liabilities - operating leases	204,677	204,561
Accounts payable and accrued expenses (amounts related to VIEs of $30,804 and $29,464 at March 31, 2022 and December 31, 2021, respectively)	304,576	320,775
Dividends and distributions payable	170,869	169,859
Accrued interest payable	90,861	94,796
Other liabilities (amounts related to VIEs of $128,581 and $150,131 at March 31, 2022 and December 31, 2021, respectively)	396,283	391,441
Total liabilities	14,422,944	14,322,462
Commitments and contingencies (See Note 6)
Redeemable deferred stock units— 85,645 and 83,073 units outstanding at redemption value at March 31, 2022 and December 31, 2021, respectively	11,031	9,568
Noncontrolling interests:
Redeemable partnership units— 16,550,441 and 16,561,186 common units and 1,678,082 and 1,485,376 long term incentive units outstanding at redemption value at March 31, 2022 and December 31, 2021, respectively	2,347,834	2,078,603

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2022	December 31, 2021
Capital:
Boston Properties Limited Partnership partners’ capital— 1,749,402 and 1,745,914 general partner units and 154,962,312 and 154,798,935 limited partner units outstanding at March 31, 2022 and December 31, 2021, respectively	3,914,832	4,173,290
Accumulated other comprehensive loss	(28,485)	(36,662)
Total partners’ capital	3,886,347	4,136,628
Noncontrolling interests in property partnerships	1,548,455	1,556,553
Total capital	5,434,802	5,693,181
Total liabilities and capital	$22,216,611	$22,103,814

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended March 31,
	2022	2021
Revenue
Lease	$718,120	$685,817
Parking and other	21,734	16,938
Hotel	4,557	632
Development and management services	5,831	6,803
Direct reimbursements of payroll and related costs from management services contracts	4,065	3,505
Total revenue	754,307	713,695
Expenses
Operating
Rental	270,255	257,389
Hotel	4,840	2,051
General and administrative	43,194	44,959
Payroll and related costs from management services contracts	4,065	3,505
Transaction costs	—	331
Depreciation and amortization	175,886	173,500
Total expenses	498,240	481,735
Other income (expense)
Income from unconsolidated joint ventures	2,189	5,225
Gains on sales of real estate	23,384	—
Interest and other income (loss)	1,228	1,168
Gains (losses) from investments in securities	(2,262)	1,659
Losses from early extinguishment of debt	—	(898)
Interest expense	(101,228)	(107,902)
Net income	179,378	131,212
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,549)	(16,467)
Net income attributable to Boston Properties Limited Partnership	161,829	114,745
Preferred distributions	—	(2,560)
Preferred unit redemption charge	—	(6,412)
Net income attributable to Boston Properties Limited Partnership common unitholders	$161,829	$105,773
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.93	$0.61
Weighted average number of common units outstanding	174,276	173,018
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.93	$0.61
Weighted average number of common and common equivalent units outstanding	174,630	173,189

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2022	2021
Net income	$179,378	$131,212
Other comprehensive income:
Effective portion of interest rate contracts	7,565	3,740
Amortization of interest rate contracts (1)	1,676	1,676
Other comprehensive income	9,241	5,416
Comprehensive income	188,619	136,628
Comprehensive income attributable to noncontrolling interests	(17,693)	(16,611)
Comprehensive income attributable to Boston Properties Limited Partnership	$170,926	$120,017
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2021	1,746	154,799	$4,173,290	$—	$(36,662)	$1,556,553	$5,693,181	$2,078,603
Net activity from contributions and unearned compensation	—	25	467	—	—	—	467	19,054
Allocated net income for the period	—	—	145,468	—	—	17,549	163,017	16,361
Distributions	—	—	(153,577)	—	—	—	(153,577)	(17,920)
Conversion of redeemable partnership units	3	138	5,028	—	—	—	5,028	(5,028)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(255,844)	—	—	—	(255,844)	255,844
Effective portion of interest rate contracts	—	—	—	—	6,800	—	6,800	765
Amortization of interest rate contracts	—	—	—	—	1,377	144	1,521	155
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(26,640)	(26,640)	—
Equity, March 31, 2022	1,749	154,962	$3,914,832	$—	$(28,485)	$1,548,455	$5,434,802	$2,347,834

Equity, December 31, 2020	1,731	153,988	$4,554,639	$193,623	$(49,890)	$1,726,933	$6,425,305	$1,643,024
Net activity from contributions and unearned compensation	4	233	20,489	—	—	—	20,489	18,462
Allocated net income for the period	—	—	101,101	2,560	—	16,467	120,128	11,084
Distributions	—	—	(152,953)	(2,560)	—	—	(155,513)	(17,287)
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	2	117	4,198	—	—	—	4,198	(4,198)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(128,438)	—	—	—	(128,438)	128,438
Effective portion of interest rate contracts	—	—	—	—	3,370	—	3,370	370
Amortization of interest rate contracts	—	—	—	—	1,381	144	1,525	151
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	281	281	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(18,225)	(18,225)	—
Equity, March 31, 2021	1,737	154,338	$4,392,624	$—	$(45,139)	$1,725,600	$6,073,085	$1,780,044

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$179,378	$131,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,886	173,500
Amortization of right of use assets - operating leases	529	2,263
Non-cash compensation expense	21,235	20,090
Income from unconsolidated joint ventures	(2,189)	(5,225)
Distributions of net cash flow from operations of unconsolidated joint ventures	6,385	3,972
Losses (gains) from investments in securities	2,262	(1,659)
Allowance for current expected credit losses	(234)	(128)
Non-cash portion of interest expense	5,960	5,984
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(6,290)
Losses from early extinguishments of debt	—	898
Gains on sales of real estate	(23,384)	—
Change in assets and liabilities:
Tenant and other receivables, net	17,635	26,020
Notes receivable, net	(8)	(140)
Accrued rental income, net	(29,567)	(9,413)
Prepaid expenses and other assets	(71,731)	(96,351)
Lease liabilities - operating leases	116	(1,330)
Accounts payable and accrued expenses	(31,800)	(21,578)
Accrued interest payable	(3,933)	(28,970)
Other liabilities	(12,146)	(24,177)
Tenant leasing costs	(14,904)	(16,615)
Total adjustments	40,112	20,851
Net cash provided by operating activities	219,490	152,063
Cash flows from investing activities:
Acquisitions of real estate	(3,580)	—
Construction in progress	(100,313)	(119,496)
Building and other capital improvements	(26,811)	(32,717)
Tenant improvements	(55,168)	(93,201)
Proceeds from sales of real estate	35,397	—
Capital contributions to unconsolidated joint ventures	(26,293)	(16,684)
Capital distributions from unconsolidated joint ventures	20,095	122
Proceeds from sale of investment in unconsolidated joint venture	—	17,589
Investments in securities, net	5,338	2,114
Net cash used in investing activities	(151,335)	(242,273)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(5,374)
Proceeds from unsecured senior notes	—	846,345
Redemption of unsecured senior notes	—	(843,710)
Borrowings on unsecured line of credit	190,000	—
Repayments of unsecured line of credit	(80,000)	—
Repayment of unsecured term loan	—	(500,000)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2022	2021
Payments on finance lease obligations	—	—
Deferred financing costs	(359)	(7,145)
Debt prepayment and extinguishment costs	—	(185)
Net proceeds from equity transactions	(332)	19,643
Distributions	(170,488)	(171,566)
Contributions from noncontrolling interests in property partnerships	849	281
Distributions to noncontrolling interests in property partnerships	(26,640)	(18,225)
Net cash used in financing activities	(86,970)	(679,936)
Net decrease in cash and cash equivalents and cash held in escrows	(18,815)	(770,146)
Cash and cash equivalents and cash held in escrows, beginning of period	501,158	1,719,329
Cash and cash equivalents and cash held in escrows, end of period	$482,343	$949,183

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$452,692	$1,668,742
Cash held in escrows, beginning of period	48,466	50,587
Cash and cash equivalents and cash held in escrows, beginning of period	$501,158	$1,719,329

Cash and cash equivalents, end of period	$436,271	$697,369
Cash held in escrows, end of period	46,072	251,814
Cash and cash equivalents and cash held in escrows, end of period	$482,343	$949,183

Supplemental disclosures:
Cash paid for interest	$111,904	$146,781
Interest capitalized	$13,740	$12,032

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(34,946)	$(23,847)
Change in real estate included in accounts payable and accrued expenses	$16,907	$(42,778)
Preferred stock redemption liability	$—	$200,000
Deferred distributions from sale of investment in unconsolidated joint venture	$—	$5,808
Deferred proceeds from sale of investment in unconsolidated joint venture	$—	$200
Distributions declared but not paid	$170,869	$171,003
Conversions of redeemable partnership units to partners’ capital	$5,028	$4,198
Issuance of restricted securities to employees and non-employee directors	$46,082	$41,255

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at March 31, 2022 owned an approximate 89.6% (89.7% at December 31, 2021) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
•common units of partnership interest (also referred to as “OP Units”) and
•long term incentive units of partnership interest (also referred to as “LTIP Units”).
Unless specifically noted otherwise, all references to OP Units exclude units held by BXP. A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP is obligated to redeem the OP Unit for cash equal to the value of a share of common stock of BXP (“Common Stock”). In lieu of such cash redemption, BXP may elect to acquire the OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that BXP owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2022 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance and vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2019 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2020 - 2022 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2019 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2020 - 2022 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2019 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 7 and 11).
Properties
At March 31, 2022, the Company owned or had joint venture interests in a portfolio of 201 commercial real estate properties (the “Properties”) aggregating approximately 53.1 million net rentable square feet of primarily Class A office properties, including 11 properties under construction/redevelopment totaling approximately 4.1 million net rentable square feet. At March 31, 2022, the Properties consisted of:
•182 office properties (including 11 properties under construction/redevelopment);
•12 retail properties;
•six residential properties; and
•one hotel.
The Company considers Class A office properties to be well-located buildings that are modern structures or have been modernized to compete with newer buildings and professionally managed and maintained. As such, these properties attract high-quality tenants and command upper-tier rental rates.
2. Basis of Presentation and Summary of Significant Accounting Policies
BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving securities of BXP. All majority-owned subsidiaries and joint ventures over which the Company has financial and operating control and variable interest entities (“VIEs”) in which the Company has determined it is the primary beneficiary are included in the consolidated financial statements. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for all other unconsolidated joint ventures using the equity method of accounting. Accordingly, the Company’s share of the earnings of these joint ventures and companies is included in consolidated net income.
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2021.
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
Consolidated Variable Interest Entities
As of March 31, 2022, BXP has identified six consolidated VIEs, including BPLP. Excluding BPLP, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities (excluding BPLP’s interest) are reflected as noncontrolling interests in property partnerships in the accompanying consolidated financial statements (See Note 7).
In addition, BXP’s only significant asset is its investment in BPLP and, consequently, substantially all of BXP’s assets and liabilities are the assets and liabilities of BPLP.
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
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net and unsecured line of credit and the Company’s corresponding estimate of fair value as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,544	$82,059	$78,336	$82,867
Notes receivable, net	9,674	10,000	9,641	10,000
Total	$88,218	$92,059	$87,977	$92,867

Mortgage notes payable, net	$3,268,745	$3,178,851	$3,267,914	$3,395,569
Unsecured senior notes, net	9,486,379	9,302,108	9,483,695	9,966,591
Unsecured line of credit	255,000	255,000	145,000	145,317
Total	$13,010,124	$12,735,959	$12,896,609	$13,507,477
3. Real Estate
BXP
Real estate consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Land	$5,059,311	$5,061,169
Right of use assets - finance leases	237,501	237,507
Right of use assets - operating leases	169,248	169,778
Land held for future development (1)	582,511	560,355
Buildings and improvements	14,410,242	14,291,214
Tenant improvements	2,951,838	2,894,025
Furniture, fixtures and equipment	51,549	51,695
Construction in progress	846,775	894,172
Total	24,308,975	24,159,915
Less: Accumulated depreciation	(5,995,760)	(5,883,961)
	$18,313,215	$18,275,954
_______________
(1)Includes pre-development costs.

BPLP
Real estate consisted of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Land	$4,963,374	$4,964,986
Right of use assets - finance leases	237,501	237,507
Right of use assets - operating leases	169,248	169,778
Land held for future development (1)	582,511	560,355
Buildings and improvements	14,133,781	14,014,010
Tenant improvements	2,951,838	2,894,025
Furniture, fixtures and equipment	51,549	51,695
Construction in progress	846,775	894,172
Total	23,936,577	23,786,528
Less: Accumulated depreciation	(5,882,385)	(5,772,018)
	$18,054,192	$18,014,510
_______________
(1)Includes pre-development costs.
Pending Acquisition
On April 19, 2021, the Company entered into an agreement to acquire 11251 Roger Bacon Drive, in Reston, Virginia, for an aggregate purchase price of approximately $5.6 million. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property is 100% leased to a single tenant with a lease that expires concurrently with the planned closing (See Note 12).
Disposition
On March 31, 2022, the Company completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot Class A office property. 195 West Street contributed approximately $0.4 million of net income to the Company for the three months ended March 31, 2022 and contributed approximately $0.2 million of net loss to the Company for the three months ended March 31, 2021.
4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of tenants’ accrued rent and accounts receivable balances, management considers tenant creditworthiness, current economic trends, including the impact of COVID-19 on tenants’ businesses, and changes in tenants’ payment patterns, on a lease-by-lease basis. There were no new write-offs related to accrued rent, net balances and accounts receivable, net balances for the three months ended March 31, 2022. However, during the three months ended March 31, 2022, the Company determined it was probable of collecting substantially all of certain tenants’ accrued rent and account receivable balances and, therefore, ceased recognizing revenue from such tenants on a cash basis. As a result of returning these tenants to accrual basis accounting, the Company reinstated approximately $1.0 million of accrued rent balances. During the three months ended March 31, 2021, the Company wrote off approximately $0.4 million related to accrued rent, net balances and accounts receivable, net balances. The write-offs were for tenants, primarily in the retail sector, that either terminated their leases or for which the Company determined their accrued rent and/or accounts receivable balances were no longer probable of collection. For information related to write-offs of accrued rent, net balances and accounts receivable, net balances and reinstatements of accrued rent balances for the Company’s unconsolidated joint ventures, see Note 5.

Lessor
The following table summarizes the components of lease revenue recognized during the three months ended March 31, 2022 and 2021 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
Lease Revenue	2022	2021
Fixed contractual payments	$599,607	$575,353
Variable lease payments	118,513	110,464
	$718,120	$685,817
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2022 and December 31, 2021:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		March 31, 2022	December 31, 2021
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(5,514)	$(1,205)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%		(36,485)	(15,356)
901 New York, LLC	901 New York Avenue	25.00%	(2)	(12,596)	(12,597)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	33,351	33,732
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(8,477)	(7,913)
501 K Street LLC	1001 6th Street	50.00%	(4)	42,777	42,576
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		49,741	48,980
Residential Tower Developer LLC	Hub50House	50.00%		47,977	47,774
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		11,801	11,505
Office Tower Developer LLC	100 Causeway Street	50.00%		58,908	57,687
1265 Main Office JV LLC	1265 Main Street	50.00%		3,256	3,541
BNY Tower Holdings LLC	Dock 72	50.00%		25,856	27,343
BNYTA Amenity Operator LLC	Dock 72	50.00%		996	1,069
CA-Colorado Center Limited Partnership	Colorado Center	50.00%		232,384	231,479
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		63,944	61,626
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		116,059	116,306
SMBP Venture LP	Santa Monica Business Park	55.00%		162,987	156,639
Platform 16 Holdings LP	Platform 16	55.00%	(5)	117,806	109,086
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		342,021	327,148
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,078	27,106
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(6)	72,362	72,545
360 PAS Holdco LLC	360 Park Avenue South	42.21%	(7)	109,318	106,855
				$1,455,550	$1,445,926
 _______________
(1)Investments with deficit balances aggregating approximately $63.1 million and $37.1 million at March 31, 2022 and December 31, 2021, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At March 31, 2022 and December 31, 2021, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.

(4)Under the joint venture agreement for this land parcel, the partner will be entitled to up to two additional payments from the venture based on increases in total entitled square footage of the project in excess of 520,000 square feet and achieving certain project returns at stabilization.
(5)This entity is a VIE (See Note 2).
(6)The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities (each, a “Safeco Partner Entity”) through which each partner owns its interest in the joint venture.
(7)The Company’s ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 5.837% indirect ownership in the joint venture, and (3) an additional 1% interest in each of the two entities (each, a “360 Park Avenue South Partner Entity”) through which each partner owns its interest in the joint venture.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2022	December 31, 2021
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,649,181	$5,579,218
Other assets	628,608	586,470
Total assets	$6,277,789	$6,165,688
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,370,649	$3,214,961
Other liabilities (2)	644,127	652,135
Members’/Partners’ equity	2,263,013	2,298,592
Total liabilities and members’/partners’ equity	$6,277,789	$6,165,688
Company’s share of equity	$1,112,465	$1,104,175
Basis differentials (3)	343,085	341,751
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,455,550	$1,445,926
_______________
(1)At March 31, 2022 and December 31, 2021, this amount included right of use assets - finance leases totaling approximately $248.9 million. At March 31, 2022 and December 31, 2021, this amount included right of use assets - operating leases totaling approximately $22.0 million and $22.3 million, respectively.
(2)At March 31, 2022 and December 31, 2021, this amount included lease liabilities - finance leases totaling approximately $384.7 million and $385.5 million, respectively. At March 31, 2022 and December 31, 2021, this amount included lease liabilities - operating leases totaling approximately $30.4 million.
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

	March 31, 2022	December 31, 2021
Property	(in thousands)
Colorado Center	$304,045	$304,776
Gateway Commons	51,530	51,009
Dock 72	(49,600)	(50,051)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $63.1 million and $37.1 million at March 31, 2022 and December 31, 2021, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2022	2021
	(in thousands)
Total revenue (1)	$124,491	$87,266
Expenses
Operating	45,641	37,134
Transaction costs	—	7
Depreciation and amortization	44,664	34,103
Total expenses	90,305	71,244
Other income (expense)
Loss from early extinguishment of debt	(1,327)	—
Interest expense	(30,373)	(25,556)
Net income (loss)	$2,486	$(9,534)

Company’s share of net income (loss)	$3,394	$(3,640)
Gain on sale of investment (2)	—	10,257
Basis differential (3)	(1,205)	(1,392)
Income from unconsolidated joint ventures	$2,189	$5,225
_______________
(1)Includes straight-line rent adjustments of approximately $27.5 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, reinstatement of accrued rent balances totaled approximately $2.5 million. For the three months ended March 31, 2021, write-offs of accounts receivable and accrued rent balances totaled approximately $0.3 million.
(2)During the three months ended March 31, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.
(3)Includes straight-line rent adjustments of approximately $0.1 million and $0.5 million for the three months ended March 31, 2022 and 2021, respectively. Also includes net above-/below-market rent adjustments of approximately $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.
On January 18, 2022, a joint venture in which the Company has a 50% interest commenced the redevelopment of 651 Gateway located in South San Francisco, California. 651 Gateway is an office building that will be converted to approximately 327,000 net rentable square feet of life sciences space.
On February 2, 2022, a joint venture in which the Company has a 55% interest commenced the development of the first phase of Platform 16, a Class A office project located in San Jose, California, that is expected to contain approximately 1.1 million net rentable square feet upon completion. The first phase of the development project will include the construction of an approximately 390,000 net rentable square foot Class A creative office building and a below-grade parking garage.
On March 28, 2022, a joint venture in which the Company has a 20% interest refinanced with a new lender the secured debt collateralized by its Metropolitan Square property located in Washington, DC. At the time of the refinancing, the loan had an outstanding balance of approximately $294.1 million, bore interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum and was scheduled to mature on July 7, 2022, with two, one-year extension options, subject to certain conditions. In conjunction with the refinancing, the joint venture settled its interest rate cap agreement, entered into in 2020, to limit its exposure to increases in the LIBOR rate. There was no prepayment penalty associated with the prepayment of the previous mortgage loan. The joint venture recognized a loss from early extinguishment of debt totaling approximately $1.3 million due to the write-off of unamortized deferred financing costs. The new mortgage and mezzanine loans have an aggregate principal balance of $420.0 million, bear interest at a weighted average variable rate equal to the Secured Overnight Financing Rate (“SOFR“) plus 2.75% per annum and mature on April 9, 2024, with three, one-year extension options, subject to certain conditions. The joint venture distributed excess loan proceeds from the new mortgage and mezzanine loans totaling approximately $100.5 million, of which the Company’s share totaled approximately $20.1 million. Metropolitan Square is an office property with approximately 657,000 net rentable square feet located in Washington, DC.

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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $26.4 million at March 31, 2022.
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
From time to time, the Company (or ventures in which the Company has an ownership interest) has agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders, tenants and other third parties for the completion of development projects. The Company has agreements with its outside or joint venture partners whereby the partners agree to reimburse the joint venture for their share of any payments made under the guarantee. In some cases, the Company earns a fee from the applicable joint venture for providing the guarantee.
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2022, the maximum funding obligation under the guarantee was approximately $17.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of March 31, 2022, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
In connection with the development of the 7750 Wisconsin Avenue office property located in Bethesda, Maryland, the Company entered into agreements with affiliates of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) whereby the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property being developed by an affiliate of The Bernstein Companies adjacent to the office property.   An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, which financing was provided by the Company on June 1, 2020. The financing bears interest at a fixed rate of 8.00% per annum, compounded monthly, and matures on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property is substantially completed. The financing is collateralized by a pledge of the partner’s equity interest in the joint venture that owns and developed 7750 Wisconsin Avenue. To secure such financing arrangements, affiliates of The Bernstein Companies are required to provide certain security, which varies depending on the specific loan, by pledges of their equity interest in the office property, a fee mortgage on the hotel property, or both. The financing is recorded as Note Receivable, Net in the Company’s Consolidated Balance Sheets.
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
The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes. Specifically, the Company currently carries earthquake insurance which covers its San Francisco and Los Angeles regions with a $330 million per occurrence limit, and a $330 million annual aggregate limit, $30 million of which is provided by IXP, as a direct insurer. This insurance is subject to a deductible in the amount of 3% of the value of the affected property. In addition, the Company currently carries earthquake insurance which covers its Seattle region with a $60 million per occurrence limit, and a $60 million annual aggregate limit. This insurance is subject to a deductible in the amount of 2% of the value of the affected property. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.
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
7. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2022, the noncontrolling interests in BPLP consisted of 16,550,441 OP Units, 1,678,082 LTIP Units (including 466,233 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2019 (i.e., 2012 OPP and 2013 - 2019 MYLTIP awards)), 203,278 2020 MYLTIP Units, 351,447 2021 MYLTIP Units and 254,061 2022 MYLTIP Units held by parties other than BXP.
Noncontrolling Interest—Common Units
During the three months ended March 31, 2022, 141,188 OP Units were presented by the holders for redemption (including 36,508 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At March 31, 2022, BPLP had outstanding 203,278 2020 MYLTIP Units, 351,447 2021 MYLTIP Units and 254,061 2022 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the measurement date, the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit.
On February 4, 2022, the measurement period for the Company’s 2019 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2018 MYLTIP Units and, after the February 4, 2022 measurement date, the 2019 MYLTIP Units) and its distributions on the 2019 MYLTIP Units (prior to the February 4, 2022 measurement date) and 2020 - 2022 MYLTIP Units (after the February 1, 2022 issuance date of the 2022 MYLTIP Units) that occurred during the three months ended March 31, 2022:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 31, 2022	April 29, 2022	$0.98	$0.098
December 31, 2021	January 28, 2022	$0.98	$0.098
The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2017 MYLTIP Units and, after the February 5, 2021 measurement date, the 2018 MYLTIP Units) and its distributions on the 2018 MYLTIP Units (prior to the February 5, 2021 measurement date) and 2019 - 2021 MYLTIP Units (after the February 2, 2021 issuance date of the 2021 MYLTIP Units) that occurred during the three months ended March 31, 2021:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 31, 2021	April 30, 2021	$0.98	$0.098
December 31, 2020	January 28, 2021	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (LTIP Units (including the 2012 OPP Units and 2013 - 2019 MYLTIP

Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at March 31, 2022 was approximately $2.3 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $128.80 per share on March 31, 2022.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.5 billion and $1.6 billion at March 31, 2022 and December 31, 2021, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
8. Stockholders’ Equity / Partners’ Capital
BXP
As of March 31, 2022, BXP had 156,711,714 shares of Common Stock outstanding.
As of March 31, 2022, BXP owned 1,749,402 general partnership units and 154,962,312 limited partnership units in BPLP.
On May 22, 2020, BXP renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its Common Stock through sales agents over a three-year period. Under the ATM stock offering program, BXP may also engage in forward sale transactions with affiliates of certain sales agents for the sale of its Common Stock on a forward basis. This program replaced BXP’s prior $600.0 million ATM stock offering program that was scheduled to expire on June 2, 2020. BXP intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of Common Stock have been issued under this ATM stock offering program.
During the three months ended March 31, 2022, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock.
During the three months ended March 31, 2022, BXP issued 141,148 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2022 and during the three months ended March 31, 2021:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98

March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98
Preferred Stock
On March 2, 2021, BXP issued a redemption notice for 80,000 shares of its 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock. The redemption price per share of Series B Preferred Stock was $2,500, plus all accrued and unpaid dividends to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, the Company transferred the full redemption price for all outstanding shares of Series B Preferred Stock, including accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and is reflected as a reduction to Net Income Attributable to Boston Properties, Inc. Common Shareholders and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders on the Consolidated Income Statements.

On April 1, 2021, BXP redeemed all of the outstanding shares of Series B Preferred Stock and all of the outstanding Depositary Shares. In connection with the redemption of the Series B Preferred Stock, all of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by BPLP.
The following table presents BXP’s dividend per share on its Series B Preferred Stock paid during the three months ended March 31, 2021:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125
9. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three months ended March 31, 2022 and 2021.
BXP

	Three months ended March 31,
	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$143,047	$91,624
Add:
Preferred stock redemption charge	—	6,412
Preferred dividends	—	2,560
Noncontrolling interest—common units of the Operating Partnership	16,361	11,084
Noncontrolling interests in property partnerships	17,549	16,467
Interest expense	101,228	107,902
Losses from early extinguishment of debt	—	898
Net operating income from unconsolidated joint ventures	37,321	24,795
Depreciation and amortization expense	177,624	176,565
Transaction costs	—	331
Payroll and related costs from management services contracts	4,065	3,505
General and administrative expense	43,194	44,959
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,055	44,376
Gains (losses) from investments in securities	(2,262)	1,659
Interest and other income (loss)	1,228	1,168
Gains on sales of real estate	22,701	—
Income from unconsolidated joint ventures	2,189	5,225
Direct reimbursements of payroll and related costs from management services contracts	4,065	3,505
Development and management services revenue	5,831	6,803
Company’s share of Net Operating Income	$459,582	$424,366

BPLP

	Three months ended March 31,
	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$161,829	$105,773
Add:
Preferred unit redemption charge	—	6,412
Preferred distributions	—	2,560
Noncontrolling interests in property partnerships	17,549	16,467
Interest expense	101,228	107,902
Losses from early extinguishment of debt	—	898
Net operating income from unconsolidated joint ventures	37,321	24,795
Depreciation and amortization expense	175,886	173,500
Transaction costs	—	331
Payroll and related costs from management services contracts	4,065	3,505
General and administrative expense	43,194	44,959
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,055	44,376
Gains (losses) from investments in securities	(2,262)	1,659
Interest and other income (loss)	1,228	1,168
Gains on sales of real estate	23,384	—
Income from unconsolidated joint ventures	2,189	5,225
Direct reimbursements of payroll and related costs from management services contracts	4,065	3,505
Development and management services revenue	5,831	6,803
Company’s share of Net Operating Income	$459,582	$424,366
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
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. On September 1, 2021, the Company invested in a joint venture that acquired Safeco Plaza located in Seattle, Washington. As such, the Seattle region was identified as a segment during the third quarter of 2021. The Company also presents information for each segment by property type, including Office, Residential and Hotel.
Parking and other revenue for the three months ended March 31, 2022 increased by approximately $4.8 million compared to the three months ended March 31, 2021. These increases were primarily in transient and monthly parking revenue.
The decreased demand for and occupancy of the Boston Marriott Cambridge hotel have had, and are expected to continue to have, a material adverse effect on its operations and thus the results of the Company’s Hotel property type.

Information by geographic area and property type (dollars in thousands):
For the three months ended March 31, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$242,078	$—	$256,870	$132,375	$—	$95,565	$726,888
Residential	3,596	—	—	2,391	—	6,979	12,966
Hotel	4,557	—	—	—	—	—	4,557
Total	250,231	—	256,870	134,766	—	102,544	744,411
% of Grand Totals	33.61%	—%	34.51%	18.10%	—%	13.78%	100.00%
Rental Expenses:
Office	90,528	—	96,340	43,408	—	33,547	263,823
Residential	1,437	—	—	1,868	—	3,127	6,432
Hotel	4,840	—	—	—	—	—	4,840
Total	96,805	—	96,340	45,276	—	36,674	275,095
% of Grand Totals	35.19%	—%	35.02%	16.46%	—%	13.33%	100.00%
Net operating income	$153,426	$—	$160,530	$89,490	$—	$65,870	$469,316
% of Grand Totals	32.69%	—%	34.21%	19.07%	—%	14.03%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,735)	—	(35,320)	—	—	—	(47,055)
Add: Company’s share of net operating income from unconsolidated joint ventures	9,693	13,757	(156)	3,181	1,955	8,891	37,321
Company’s share of net operating income	$151,384	$13,757	$125,054	$92,671	$1,955	$74,761	$459,582
% of Grand Totals	32.94%	2.99%	27.21%	20.16%	0.43%	16.27%	100.00%
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
10. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. common shareholders and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. common shareholders by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2019 MYLTIP Units required, and the 2020 - 2022 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended March 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$143,047	156,650	$0.91
Effect of Dilutive Securities:
Stock Based Compensation	—	354	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$143,047	157,004	$0.91

	Three months ended March 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$91,624	155,928	$0.59
Effect of Dilutive Securities:
Stock Based Compensation	—	171	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$91,624	156,099	$0.59
BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2019 MYLTIP Units required, and the 2020 - 2022 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,626,000 and 17,089,000 redeemable common units for the three months ended March 31, 2022 and 2021, respectively.

	Three months ended March 31, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$161,829	174,276	$0.93
Effect of Dilutive Securities:
Stock Based Compensation	—	354	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$161,829	174,630	$0.93

	Three months ended March 31, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$105,773	173,018	$0.61
Effect of Dilutive Securities:
Stock Based Compensation	—	171	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$105,773	173,189	$0.61
11. Stock Option and Incentive Plan
On February 1, 2022, BXP’s Compensation Committee approved the 2022 MYLTIP awards under the Boston Properties, Inc. 2021 Stock Option and Incentive Plan (the “2021 Plan”) to certain officers and employees of BXP. The 2022 MYLTIP awards consist of two, equally weighted (50% each) components that utilize BXP’s TSR over a three-year measurement period as the performance metric.
The first component of the 2022 MYLTIP represents one-half (50%) of the target grant-date value of the award. The number of LTIP Units that can be earned under this component ranges from zero to 200% of the target number of LTIP Units, based on BXP’s three-year, annualized relative TSR performance compared to a custom index of peer companies. Under this component, 100% of the target number of LTIP Units will be earned if BXP’s TSR equals the custom index TSR; for relative TSR performance between -1,000 basis points and +1,000 basis points, the number of LTIP Units earned will be determined using linear interpolation.
The second component represents the remaining one-half (50%) of the target grant-date value of the 2022 MYLTIP. The number of LTIP Units that can be earned under this component ranges from zero to 200% of the target number of LTIP Units, based on BXP’s non-annualized, cumulative absolute TSR during the three-year performance period. Under this component, 100% of the target number of LTIP Units will be earned if BXP achieves an absolute TSR equal to +1,000 basis points; if BXP’s absolute TSR is greater than -4,000 basis points but less than +6,000 basis points, then the number of LTIP Units earned will be determined using linear interpolation.
Total earned awards under the 2022 MYLTIP, if any, will equal the sum of the number of LTIP Units earned under the first and second components and will range from zero to a maximum of 254,061 LTIP Units with a target of approximately 127,031 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 100% on January 31, 2025, but may not be converted, redeemed, sold or otherwise transferred for one additional year thereafter. Vesting will be accelerated in the event of a change in control, termination of employment by BXP without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to January 31, 2025, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2022 MYLTIP awards are in the form of LTIP Units issued on the grant date, and they are subject to forfeiture to the extent awards are not earned. Prior to the performance measurement date holders of the 2022 MYLTIP Units are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Following the completion of the three-year performance period, BXP will also make a “catch-up” cash payment on the 2022 MYLTIP Units that are ultimately earned in an amount equal to the regular and special distributions, if any, declared during the performance period on BXP’s Common Stock, less the distributions actually paid to holders of 2022 MYLTIP Units during the performance period on all of the awarded 2022 MYLTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2022 MYLTIP awards have an aggregate value of approximately $17.3 million, which amount will generally be amortized into earnings under the graded vesting method.
On February 4, 2022, the measurement period for the Company’s 2019 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.
During the three months ended March 31, 2022, BXP issued 33,411 shares of restricted common stock and BPLP issued 250,893 LTIP Units and 254,061 2022 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2022 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the three months ended March 31, 2022 were valued at approximately $3.9 million ($113.79 per share weighted-average). The LTIP Units granted were valued at approximately $27.2 million (approximately $108.41 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.71% and an expected price volatility of 31.0%. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $20.9 million and $19.8 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, there was (1) an aggregate of approximately $37.0 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2019 MYLTIP Units and (2) an aggregate of approximately $16.0 million of unrecognized compensation expense related to unvested 2020 - 2022 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.3 years.
12. Subsequent Events
On April 7, 2022, the Company executed an agreement to assign its right to acquire 11251 Roger Bacon Drive in Reston, Virginia to a third party for an assignment fee of approximately $6.9 million. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres (See Note 3).
On April 14, 2022, the Company entered into an agreement to acquire Madison Centre in Seattle, Washington for a gross purchase price of $730.0 million. Pursuant to the agreement, the Company made a $50.0 million non-refundable deposit that will be credited towards the purchase price at closing. Madison Centre is an approximately 760,000 square foot, 37-story Class A office building. The acquisition is subject to customary closing conditions, and there can be no assurance that this acquisition will occur on the terms currently contemplated or at all.

On April 18, 2022, a joint venture in which the Company has a 50% ownership interest extended the construction loan collateralized by its Hub50House property. At the time of the extension, the outstanding balance of the loan totaled approximately $176.5 million and the loan bore interest at a variable rate equal to LIBOR plus 2.00% per annum and was scheduled to mature on April 19, 2022. The extended loan matures on June 19, 2022. Hub50House is a residential property that consists of approximately 320,000 net rentable square feet and 440 residential units located in Boston, Massachusetts.
On April 27, 2022, the Company entered into a lease agreement with AstraZeneca to lease approximately 570,000 square feet at the Company’s 290 Binney Street future development project. 290 Binney Street is part of the initial phase of a future life sciences development project located in the heart of Kendall Square in Cambridge, Massachusetts. The full project will consist of two buildings aggregating approximately 1.1 million rentable square feet of life sciences space and an approximately 400,000 square foot residential building. The lease and commencement of construction are subject to various conditions, some of which are not within the Company’s control. There can be no assurance that the conditions will be satisfied or that the Company will commence the development on the terms and schedule currently contemplated or at all.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. Such statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that any such forward-looking statements are based on current beliefs or expectations of future events and on assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. Such statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. Should one or more of these known or unknown risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the impact on global and U.S. economic conditions due to the ongoing COVID-19 pandemic, the ongoing war in Ukraine, rising inflation, increasing interest rates, supply-chain disruptions, as well as the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the risks and uncertainties related to the impact of (1) the COVID-19 global pandemic, including the emergence of additional variants, the effectiveness, availability and distribution of vaccines, including their efficacy against new variant strains and the willingness of individuals to be vaccinated, (2) the impact of geopolitical conflicts, including the war in Ukraine, and (3) the severity and duration of the indirect economic impacts of the foregoing, such as recession, supply chain disruptions, labor market disruptions, rising inflation, increasing interest rates, dislocation and volatility in capital markets, job losses, potential longer-term changes in consumer and tenant behavior, as well as possible future governmental responses;
•volatile or adverse global economic and geopolitical conditions, health crises and dislocations in the credit markets could adversely affect our access to cost-effective capital and have a resulting material adverse effect on our business opportunities, results of operations and financial condition;
•risks associated with downturns in the national and local economies, increasing interest rates, and volatility in the securities markets;
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
•risks and uncertainties affecting property development and construction (including, without limitation, rising inflation, supply chain disruptions, labor shortages, construction delays, increased construction costs, cost overruns, inability to obtain necessary permits, tenant accounting considerations that may result in negotiated lease provisions that limit a tenant’s liability during construction, and public opposition to such activities);
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

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment, particularly in light of the circumstances relating to COVID-19 and the war in Ukraine. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of March 31, 2022) in the United States that develops, owns, and manages primarily Class A office properties. Our properties are concentrated in six markets in the United States - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other client’s expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage high-quality properties in supply-constrained markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. Our client base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.9 years, as of March 31, 2022, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our 20 largest clients, based on leased square footage, was approximately 11.2 years as of March 31, 2022.
To be successful in any leasing environment, we believe we must consider all aspects of the client-landlord relationship. In this regard, we believe that our competitive leasing advantage is based on the following attributes:
•our understanding of our client’s short- and long-term space utilization and amenity needs in the local markets;
•our track record of developing and operating Class A office properties in a sustainable and responsible manner;
•our reputation as a premier developer, owner and manager of primarily Class A office properties;
•our financial strength and our ability to maintain high building standards; and
•our relationships with local brokers.
Outlook
Just as the Omicron variant’s impact on the economy began to slowly dissipate, geopolitical tensions in Eastern Europe increased uncertainty during the first quarter of 2022. Inflation, at generational highs, has caused food and energy prices to spike, thereby reducing consumer’s purchasing power and elevating the risks of an economic slowdown. At the same time, the labor market remains historically tight and companies continue to look to add employees, pushing unemployment lower.
As business conditions become more competitive due to rising interest rates, slowing economic growth, and changes in the labor markets, business leaders will likely feel the need to bring their employees together on a much more consistent basis and modify their return to office policies. We believe as employees return to their offices in greater numbers, our strategically located, high-quality office and well-amenitized properties will remain a vital component of the strategies of today’s forward-thinking organizations that prioritize fostering collaboration, innovation, productivity and culture. We expect companies will look to take advantage of the availability of Class A space and upgrade.
Despite the concerns surrounding COVID-19 variants, geopolitical tensions, and the potential impact on economic conditions, we remain optimistic for our industry generally and BXP in particular, given the demand for workers across sectors, the high quality of our properties, and the success of our development efforts.
We remain focused on the following priorities, which we believe are key to increasing future revenue and asset values over the long-term:
•ensuring client health, safety and satisfaction;
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
The following is an overview of leasing and investment activity in the first quarter of 2022.
Leasing Activity and Occupancy
In the first quarter of 2022, we signed approximately 1.2 million square feet of new leases and renewals, which is in line with our 10-year, pre-pandemic average for leasing for the first quarter. These leases have a weighted-average lease term of approximately 7.3 years, indicating that many new and existing clients continue to commit to the long-term use of space and view our properties as their preferred choice for a premium Class A office environment.
The overall occupancy of our in-service office and retail properties was 89.1% at March 31, 2022, an increase of 30 basis points from December 31, 2021. Given our moderate near-term rollover, the amount of leases signed, but for which occupancy has not commenced, and the number of leases in negotiation for space in the in-service portfolio, we expect our occupancy to continue to increase.
Our parking and other revenue was approximately $21.7 million in the first quarter of 2022, a decrease of approximately $1.4 million, or 6%, from the fourth quarter of 2021. Our hotel property, the Boston Marriott Cambridge, also experienced a decrease in revenue of approximately $1.7 million, or 27%, from the fourth quarter of 2021. We believe both decreases are correlated to the spike in the Omicron variant throughout the U.S. in the first part of the quarter that delayed return to office openings and slowed down travel.
Investment Activity
We remain committed to developing and acquiring assets to enhance our long-term growth and to meet client demand for high-quality office, residential, and life sciences space. We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing, and improving, premier Class A properties in each of our chosen markets.
Consistent with this strategy, on April 14, 2022, we entered into an agreement to acquire Madison Centre, a Class A office property in the Seattle, Washington central business district (“CBD”), for a gross purchase price of $730 million. This addition to our portfolio furthers our goal to establish a strong platform for continued growth in the Seattle market. Built in 2017, Madison Centre is approximately 760,000 square feet, 37 floors, 93% leased and LEED Platinum certified. The acquisition is expected to close in the second quarter of this year and will be initially funded with a one-year, $730 million term loan. We anticipate ultimately funding the acquisition through incremental asset sales, which we anticipate would be structured as like-kind exchanges or joint venture equity.
In the first quarter of 2022, we commenced two new development projects:
•the redevelopment of 651 Gateway in South San Francisco, California, an office building that will be converted to approximately 327,000 net rentable square feet of life sciences space and that is owned by a joint venture in which we have a 50% interest; and
•the development of the first phase of Platform 16 in San Jose, California, a Class A office project that is owned by a joint venture in which we have a 55% interest. The first phase is an approximately 390,000 net rentable square foot Class A creative office building. When all phases are complete, Platform 16 is expected to include approximately 1.1 million net rentable square feet.
As of March 31, 2022, our development/redevelopment pipeline consists of 11 properties that, when completed, we expect will total approximately 4.1 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.9 billion, of which approximately $1.2 billion remained to be invested. The total development pipeline, inclusive of both office and lab/life sciences developments, but excluding the View Boston Observatory at The Prudential Center, is 54% pre-leased as of April 29, 2022. The office development projects, which total approximately 2.8 million square feet, are approximately 57% pre-leased as of April 29, 2022, to predominately credit-strong clients with long-lease terms.
Supply-chain concerns and inflationary pressures continue to negatively impact our business and have been exacerbated by the war in Ukraine and the ongoing Omicron outbreak in China. Impacts on our business include increased time to complete construction projects and increased costs. Our construction schedule is one of the elements we consider when we evaluate bids for development projects and capital improvements. We have been successful in awarding bids and maintaining schedules through the pandemic. However, there are fewer choices for materials, and we continue to work closely with our consultants and contractors to ensure there are not items used in the development or redevelopment process that are not available or could, directly or indirectly, cause delays. We are intentionally minimizing the amount of materials we acquire from foreign suppliers, releasing material packages as early as possible and, when appropriate, purchasing materials in advance and storing them off-site. We currently expect to deliver all active developments and redevelopments on time and budget. However, we may experience greater costs and/or necessary materials may not be available, which could delay the completion of our development projects. A failure to deliver a project on time could expose us to additional costs, in time or penalties (including lease termination rights), under leases signed for the project.

As we continue to focus on new investments to drive future growth, we continually review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. On March 31, 2022, we completed the sale of 195 West Street, an approximately 63,500 square foot office building in Waltham, Massachusetts, for a gross sales price of $37.7 million and net cash proceeds of approximately $35.4 million. We expect to sell an aggregate of $700 million to $900 million of assets in 2022.
A brief overview of each of our markets follows.
Boston
During the first quarter of 2022, we signed approximately 351,000 square feet of leases and approximately 369,000 square feet of leases commenced in the Boston region. Approximately 191,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 8% over the prior leases.
Our Boston CBD in-service portfolio was approximately 94% leased as of March 31, 2022.
Our approximately 2.0 million square foot in-service office portfolio in Cambridge was approximately 99% leased as of March 31, 2022. In April of 2022, we signed an approximately 570,000 square foot lease with AstraZeneca to lease the entirety of the first phase of the future life sciences development at 290 Binney Street. This future development site is located in the heart of Kendall Square and, when all phases are complete, will be comprised of approximately 1.1 million square feet of life sciences space and a 400,000 square foot residential building. This lease is subject to various conditions, some of which are not within our control. If the conditions are not satisfied for a reason other than BXP’s non-performance, then BXP may terminate the lease. There can be no assurance the conditions will be satisfied or that we will commence the development on the terms and schedule currently contemplated or at all.
Waltham and the area surrounding the Route 128-Mass Turnpike interchange continue to be a popular submarket of Boston for leading and emerging companies in the life sciences, biotechnology and technology sectors. Our Route 128-Mass Turnpike portfolio is comprised of approximately 4.8 million square feet and was approximately 85% leased as of March 31, 2022.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, a 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of March 31, 2022, our LA in-service properties were approximately 88% leased.
New York
During the first quarter of 2022, we executed approximately 434,000 square feet of leases in the New York region and approximately 267,000 square feet of leases commenced. Approximately 214,000 square feet of the 267,000 square feet of leases that commenced in the first quarter had been vacant for less than one year and they represent a decrease in net rental obligations of approximately 20% over the prior leases. The decrease is primarily driven by a short-term lease extension completed in 2021, which allowed our client time to consider its long-term plans. In April 2022, we were successful in retaining this client with a lease extension to 2040. The most significant transaction completed in the first quarter of 2022 was an approximately 330,000 square foot extension and expansion at 601 Lexington Avenue in New York City. This lease involved the client expanding into a vacant floor as well as floors that are expiring in the second half of 2022. As of March 31, 2022, our New York CBD in-service portfolio was approximately 90% leased.
San Francisco
During the first quarter of 2022, we executed approximately 199,000 square feet of leases and approximately 182,000 square feet of leases commenced in the San Francisco region. Approximately 139,000 square feet of the 182,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 8% over the prior leases.
Our San Francisco CBD in-service properties were approximately 91% leased as of March 31, 2022.

In South San Francisco, our Gateway Commons joint venture continues to be productive. We executed approximately 45,000 square feet of leasing at 601 and 611 Gateway and commenced the redevelopment of 651 Gateway.
Seattle
Safeco Plaza, our initial entry into the Seattle market, was 87.7% leased as of March 31, 2022. The strength of the Seattle market, as evidenced by our experience with lease proposals at Safeco Plaza, affirmed our reasons for entering the market and gave us confidence to move forward with our plan to grow this region. As a result, we signed an agreement to acquire Madison Centre, one of the highest quality office buildings in the Seattle CBD, for a gross purchase price of $730 million. This addition to our portfolio will create a strong platform for continued growth in the Seattle market. Built in 2017, Madison Centre is approximately 760,000 square feet, 37 floors, 93% leased and LEED Platinum certified.
Washington, DC
During the first quarter of 2022, we executed approximately 183,000 square feet of leases and approximately 709,000 square feet of leases commenced in the Washington, DC region, including approximately 411,000 square feet at Reston Next. Leases for approximately 110,000 square feet of the 709,000 square feet of leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 2% over the prior leases. Our Washington, DC CBD in-service properties were approximately 85% leased as of March 31, 2022.
Our Reston, Virginia properties were approximately 94% leased as of March 31, 2022. During the first quarter of 2022, activity in Reston was concentrated on partial floor deals. Large client activity has been slow in early 2022.
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three months ended March 31, 2022:

Three months ended March 31, 2022
(Square Feet)
Vacant space available at the beginning of the period	5,340,029
Property dispositions/properties taken out of service (1)	(95,180)
Properties placed (and partially placed) in-service (2)	410,690
Leases expiring or terminated during the period	1,097,803
Total space available for lease	6,753,342
1st generation leases	552,730
2nd generation leases with new tenants	687,656
2nd generation lease renewals	369,418
Total space leased (3)	1,609,804
Vacant space available for lease at the end of the period	5,143,538

Leases executed during the period, in square feet (4)	1,179,592

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,057,074
Weighted Average Lease Term	71 Months
Weighted Average Free Rent Period	135 Days
Total Transaction Costs Per Square Foot (6)	$54.99
Increase (Decrease) in Gross Rents (7)	(2.36)%
Increase (Decrease) in Net Rents (8)	(4.34)%

 __________________
(1)Total square feet of property dispositions during the three months ended March 31, 2022 consists of 95,180 square feet at 651 Gateway.
(2)Total square feet of properties placed (and partially placed) in-service during the three months ended March 31, 2022 consists of 410,690 square feet at Reston Next.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2022.
(4)Represents leases executed during the three months ended March 31, 2022 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the three months ended March 31, 2022 is 321,917.
(5)Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,057,074 square feet of second generation leases that commenced during the three months ended March 31, 2022, leases for 735,157 square feet were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the decrease in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 734,025 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2022; excludes leases that management considers temporary because the tenant is not expected to occupy the space on a long-term basis.
(8)Represents the decrease in net rent (gross rent less operating expenses) on the new versus expired leases on the 734,025 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2022.
Transactions during the three months ended March 31, 2022 included the following:
Disposition
•On March 31, 2022, we completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot Class A office property.
Unconsolidated joint venture activities
•On January 18, 2022, a joint venture in which we have a 50% interest commenced the redevelopment of 651 Gateway located in South San Francisco, California. 651 Gateway is an office building that will be converted to approximately 327,000 net rentable square feet of life sciences space.
•On February 2, 2022, a joint venture in which we have a 55% interest commenced the development of the first phase of Platform 16, a Class A office project located in San Jose, California, that is expected to contain approximately 1.1 million net rentable square feet upon completion. The first phase of the development project will include the construction of an approximately 390,000 net rentable square foot Class A creative office building and a below-grade parking garage.
•On March 28, 2022, a joint venture in which we have a 20% interest refinanced with a new lender the secured debt collateralized by its Metropolitan Square property located in Washington, DC. At the time of the refinancing, the loan had an outstanding balance of approximately $294.1 million, bore interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum and was scheduled to mature on July 7, 2022, with two, one-year extension options, subject to certain conditions. In conjunction with the refinancing, the joint venture settled its interest rate cap agreement, entered into in 2020, to limit its exposure to increases in the LIBOR rate. There was no prepayment penalty associated with the prepayment of the previous mortgage loan. The joint venture recognized a loss from early extinguishment of debt totaling approximately $1.3 million due to the write-off of unamortized deferred financing costs. The new mortgage and mezzanine loans have an aggregate principal balance of $420.0 million, bear interest at a weighted average variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 2.75% per annum and mature on April 9, 2024, with three, one-year extension options, subject to certain conditions. The joint venture distributed excess loan proceeds from the new mortgage and mezzanine loans totaling approximately $100.5 million, of which our share totaled approximately $20.1 million. Metropolitan Square is an office property with approximately 657,000 net rentable square feet located in Washington, DC.

Transactions completed subsequent to March 31, 2022 included the following:
•On April 7, 2022, we executed an agreement to assign our right to acquire 11251 Roger Bacon Drive in Reston, Virginia to a third party for an assignment fee of approximately $6.9 million. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres (See Note 3).
•On April 14, 2022, we entered into an agreement to acquire Madison Centre in Seattle, Washington for a gross purchase price of $730.0 million. Pursuant to the agreement, we made a $50.0 million non-refundable deposit that will be credited towards the purchase price at closing. Madison Centre is an approximately 760,000 square foot, 37-story Class A office building. The acquisition is subject to customary closing conditions, and there can be no assurance that this acquisition will occur on the terms currently contemplated or at all.
•On April 18, 2022, a joint venture in which we have a 50% ownership interest extended the construction loan collateralized by its Hub50House property. At the time of the extension, the outstanding balance of the loan totaled approximately $176.5 million and the loan bore interest at a variable rate equal to LIBOR plus 2.00% per annum and was scheduled to mature on April 19, 2022. The extended loan matures on June 19, 2022. Hub50House is a residential property that consists of approximately 320,000 net rentable square feet and 440 residential units located in Boston, Massachusetts.
•On April 27, 2022, we entered into a lease agreement with AstraZeneca to lease approximately 570,000 square feet at our 290 Binney Street future development project. 290 Binney Street is part of the initial phase of a future life sciences development project located in the heart of Kendall Square in Cambridge, Massachusetts. The full project will consist of two buildings aggregating approximately 1.1 million rentable square feet of life sciences space and an approximately 400,000 square foot residential building. The lease and commencement of construction are subject to various conditions, some of which are not within our control. There can be no assurance that the conditions will be satisfied or that we will commence the development on the terms and schedule currently contemplated or at all.
Critical Accounting Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of these financial -statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.
Our Annual Report on Form 10-K for the year ended December 31, 2021 contains a discussion of our critical accounting estimates. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2021.
Results of Operations for the Three Months Ended March 31, 2022 and 2021
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $51.4 million and $56.1 million for the three months ended March 31, 2022 compared to 2021, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the three months ended March 31, 2022 and 2021. For a detailed discussion of Net Operating Income ("NOI”), including the reasons management believes NOI is useful to investors, see page 45.

BXP

	Three months ended March 31,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$143,047	$91,624	$51,423	56.12%
Preferred stock redemption charge	—	6,412	(6,412)	(100.00)%
Preferred dividends	—	2,560	(2,560)	(100.00)%
Net Income Attributable to Boston Properties, Inc.	143,047	100,596	42,451	42.20%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	16,361	11,084	5,277	47.61%
Noncontrolling interests in property partnerships	17,549	16,467	1,082	6.57%
Net Income	176,957	128,147	48,810	38.09%
Other Expenses:
Add:
Interest expense	101,228	107,902	(6,674)	(6.19)%
Losses from early extinguishment of debt	—	898	(898)	(100.00)%
Other Income:
Less:
Gains (losses) from investments in securities	(2,262)	1,659	(3,921)	(236.35)%
Interest and other income (loss)	1,228	1,168	60	5.14%
Gains on sales of real estate	22,701	—	22,701	100.00%
Income from unconsolidated joint ventures	2,189	5,225	(3,036)	(58.11)%
Other Expenses:
Add:
Depreciation and amortization expense	177,624	176,565	1,059	0.60%
Transaction costs	—	331	(331)	(100.00)%
Payroll and related costs from management services contracts	4,065	3,505	560	15.98%
General and administrative expense	43,194	44,959	(1,765)	(3.93)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,065	3,505	560	15.98%
Development and management services revenue	5,831	6,803	(972)	(14.29)%
Net Operating Income	$469,316	$443,947	$25,369	5.71%

BPLP

	Three months ended March 31,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$161,829	$105,773	$56,056	53.00%
Preferred unit redemption charge	—	6,412	(6,412)	(100.00)%
Preferred distributions	—	2,560	(2,560)	(100.00)%
Net Income Attributable to Boston Properties Limited Partnership	161,829	114,745	47,084	41.03%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	17,549	16,467	1,082	6.57%
Net Income	179,378	131,212	48,166	36.71%
Other Expenses:
Add:
Interest expense	101,228	107,902	(6,674)	(6.19)%
Losses from early extinguishment of debt	—	898	(898)	(100.00)%
Other Income:
Less:
Gains (losses) from investments in securities	(2,262)	1,659	(3,921)	(236.35)%
Interest and other income (loss)	1,228	1,168	60	5.14%
Gains on sales of real estate	23,384	—	23,384	100.00%
Income from unconsolidated joint ventures	2,189	5,225	(3,036)	(58.11)%
Other Expenses:
Add:
Depreciation and amortization expense	175,886	173,500	2,386	1.38%
Transaction costs	—	331	(331)	(100.00)%
Payroll and related costs from management services contracts	4,065	3,505	560	15.98%
General and administrative expense	43,194	44,959	(1,765)	(3.93)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,065	3,505	560	15.98%
Development and management services revenue	5,831	6,803	(972)	(14.29)%
Net Operating Income	$469,316	$443,947	$25,369	5.71%
At March 31, 2022 and 2021, we owned or had joint venture interests in a portfolio of 201 and 196 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio is meaningful. Therefore, the comparison of operating results for the three months ended March 31, 2022 and 2021 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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

NOI is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 140 properties totaling approximately 39.6 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2021 and owned and in-service through March 31, 2022. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2021 or disposed of on or prior to March 31, 2022. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2022 and 2021 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2022	2021	Increase/ (Decrease)	% Change	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$684,774	$661,858	$22,916	3.46%	$3,291	$—	$14,560	$4,171	$—	$2,771	$749	$3,743	$703,374	$672,543	$30,831	4.58%
Termination Income	2,078	4,269	(2,191)	(51.32)%	—	—	—	—	—	—	—	—	2,078	4,269	(2,191)	(51.32)%
Lease Revenue	686,852	666,127	20,725	3.11%	3,291	—	14,560	4,171	—	2,771	749	3,743	705,452	676,812	28,640	4.23%
Parking and Other	21,436	16,762	4,674	27.88%	—	—	—	6	—	—	—	—	21,436	16,768	4,668	27.84%
Total Rental Revenue (1)	708,288	682,889	25,399	3.72%	3,291	—	14,560	4,177	—	2,771	749	3,743	726,888	693,580	33,308	4.80%
Real Estate Operating Expenses	258,619	247,844	10,775	4.35%	717	—	4,245	1,089	—	1,126	242	1,203	263,823	251,262	12,561	5.00%
Net Operating Income, Excluding Residential and Hotel	449,669	435,045	14,624	3.36%	2,574	—	10,315	3,088	—	1,645	507	2,540	463,065	442,318	20,747	4.69%
Residential Net Operating Income (2)	6,534	3,048	3,486	114.37%	—	—	—	—	—	—	—	—	6,534	3,048	3,486	114.37%
Hotel Net Operating Loss (2)	(283)	(1,419)	1,136	80.06%	—	—	—	—	—	—	—	—	(283)	(1,419)	1,136	80.06%
Net Operating Income	$455,920	$436,674	$19,246	4.41%	$2,574	$—	$10,315	$3,088	$—	$1,645	$507	$2,540	$469,316	$443,947	$25,369	5.71%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 45. Residential Net Operating Income for the three months ended March 31, 2022 and 2021 is comprised of Residential Revenue of $12,966 and $9,175 less Residential Expenses of $6,432 and $6,127, respectively. Hotel Net Operating Loss for the three months ended March 31, 2022 and 2021 is comprised of Hotel Revenue of $4,557 and $632 less Hotel Expenses of $4,840 and $2,051, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $22.9 million for the three months ended March 31, 2022 compared to 2021. The increase was a result of our average revenue per square foot increasing by approximately $2.96, contributing approximately $25.7 million, partially offset by an approximately $2.8 million decrease due to our average occupancy decreasing from 91.5% to 91.1%.
Termination Income
Termination income decreased by approximately $2.2 million for the three months ended March 31, 2022 compared to 2021.
Termination income for the three months ended March 31, 2022 related to ten tenants across the Same Property Portfolio and totaled approximately $1.5 million, which was primarily related to tenants that terminated leases early in San Francisco. In addition, we received a distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.6 million.
Termination income for the three months ended March 31, 2021 related to 11 tenants across the Same Property Portfolio and totaled approximately $4.3 million, of which $3.7 million was related to a retail tenant in the Boston region that closed all of its retail stores.
Parking and Other Revenue
Parking and other revenue increased by approximately $4.7 million for the three months ended March 31, 2022 compared to 2021. Parking revenue increased by approximately $6.2 million and was partially offset by a decrease in other revenue of approximately $1.5 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking. The decrease in other revenue was due to a decrease in insurance proceeds received during the three months ended March 31, 2022 compared to 2021.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $10.8 million, or 4.3%, for the three months ended March 31, 2022 compared to 2021, due primarily to an increase of approximately $15.1 million, or 16.2%, in operating expenses, including cleaning, utilities, repairs and maintenance, and roads/grounds/security, and other real estate operating expenses of $1.7 million, or 7.9%, partially offset by a decrease in real estate taxes of approximately $6.0 million, or 4.5%. The increase in operating expenses is driven by an increase in physical tenant occupancy. The decrease in real estate taxes was primarily in New York City.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2021 and March 31, 2022. Rental revenue and real estate operating expenses increased by approximately $3.3 million and $0.7 million, respectively, for the three months ended March 31, 2022 compared to 2021, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2022	2021	Change	2022	2021	Change
			(dollars in thousands)
153 & 211 Second Avenue	June 2, 2021	136,882	$2,555	$—	$2,555	$297	$—	$297
Shady Grove Innovation District	August 2, 2021	232,278	736	—	736	420	—	420
		369,160	$3,291	$—	$3,291	$717	$—	$717
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2021 and March 31, 2022. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $10.4 million and $3.2 million, respectively, for the three months ended March 31, 2022 compared to 2021, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	$4,487	$2,676	$1,811	$945	$719	$226
200 West Street (2)	Fourth Quarter, 2020	Fourth Quarter, 2021	273,365	3,183	1,501	1,682	1,186	370	816
Reston Next	Fourth Quarter, 2021	N/A	1,062,000	6,890	—	6,890	2,114	—	2,114
			1,555,365	$14,560	$4,177	$10,383	$4,245	$1,089	$3,156
_______________
(1)This is the low-rise portion of 601 Lexington Avenue.
(2)Includes 138,444 square feet of redevelopment that was fully placed in-service in December 2021.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2021 and March 31, 2022. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $2.8 million and $1.1 million, respectively, for the three months ended March 31, 2022 compared to 2021, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2022	2021	Change	2022	2021	Change
			(dollars in thousands)
325 Main Street (1)	May 9, 2019	115,000	$—	$—	$—	$—	$17	$(17)
880 Winter Street (2)	February 25, 2021	224,000	—	1,335	(1,335)	—	758	(758)
3625-3635 Peterson Way (3)	April 16, 2021	218,000	—	1,436	(1,436)	—	351	(351)
		557,000	$—	$2,771	$(2,771)	$—	$1,126	$(1,126)
_______________
(1)Real estate operating expenses for the three months ended March 31, 2021 were related to demolition costs.
(2)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
(3)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We demolished the building and expect to redevelop the site at a future date.
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2021 and March 31, 2022. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $3.0 million and $1.0 million, respectively, for the three months ended March 31, 2022 compared to 2021, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$—	$3,743	$(3,743)	$—	$1,074	$(1,074)
195 West Street	March 31, 2022	Office	63,500	749	—	749	242	129	113
			396,500	$749	$3,743	$(2,994)	$242	$1,203	$(961)
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $3.5 million for the three months ended March 31, 2022 compared to 2021.
The following reflects our occupancy and rate information for our residential same properties for the three months ended March 31, 2022 and 2021.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)
Proto Kendall Square	$2,743	$2,585	6.1%	$5.04	$4.78	5.4%	93.6%	90.4%	3.5%	93.1%	88.8%	4.8%
The Lofts at Atlantic Wharf	$3,933	$3,474	13.2%	$4.36	$3.99	9.3%	96.1%	87.6%	9.7%	95.6%	84.0%	13.8%
The Avant at Reston Town Center	$2,340	$2,287	2.3%	$2.55	$2.51	1.6%	94.2%	91.4%	3.1%	94.0%	90.2%	4.2%
Signature at Reston	$2,580	$2,265	13.9%	$2.66	$2.36	12.7%	94.2%	80.1%	17.6%	93.5%	75.6%	23.7%
The Skylyne	$3,342	$2,953	13.2%	$4.03	$3.55	13.5%	71.5%	15.8%	352.5%	68.6%	9.1%	653.8%
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
Hotel Net Operating Loss
The Boston Marriott Cambridge hotel property continues to operate at a loss, however, the net operating loss decreased by approximately $1.1 million for the three months ended March 31, 2022 compared to 2021.
The decreased demand for and occupancy of the Boston Marriott Cambridge hotel have had, and are expected to continue to have, a material adverse effect on its operations. We expect hotel occupancy to remain low until the demand for business and leisure travel returns to historical levels.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2022 and 2021.

	2022	2021	Change (%)
Occupancy	40.4%	10.9%	270.6%
Average daily rate	$266.10	$123.11	116.1%
REVPAR	$91.38	$13.43	580.4%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.0 million for the three months ended March 31, 2022 compared to 2021. Development services revenue and management services revenue decreased by approximately $0.9 million and $0.1 million, respectively. The decrease in development services revenue was primarily related to a decrease in development fees. The decrease in management services revenue was primarily related to a decrease in leasing commissions earned from a third-party owned building in the Washington, DC region, partially offset by an increase in asset management fees earned from an unconsolidated joint venture in Seattle.
General and Administrative Expense
General and administrative expense decreased by approximately $1.8 million for the three months ended March 31, 2022 compared to 2021 primarily due to a decrease in compensation expense of approximately $3.6 million, partially offset by an increase of approximately $1.8 million in other general and administrative expenses. The decrease in compensation expense primarily related to an approximately $4.0 million decrease in the value of our deferred compensation plan. The increase in other general and administrative expenses primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2022 and 2021 were approximately $4.0 million and $3.3 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.3 million for the three months ended March 31, 2022 compared to 2021 due primarily to joint venture formation costs that occurred during the three months ended March 31, 2021. In general, transaction costs relating to the formation of new and pending joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $1.1 million for the three months ended March 31, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2022	2021	Change
	(in thousands)
Same Property Portfolio	$167,681	$168,430	$(749)
Properties Acquired Portfolio	4,079	—	4,079
Properties Placed In-Service Portfolio	5,759	1,472	4,287
Properties in Development or Redevelopment Portfolio	—	5,692	(5,692)
Properties Sold Portfolio	105	971	(866)
	$177,624	$176,565	$1,059

BPLP
Depreciation and amortization expense increased by approximately $2.4 million for the three months ended March 31, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2022	2021	Change
	(in thousands)
Same Property Portfolio	$165,943	$165,365	$578
Properties Acquired Portfolio	4,079	—	4,079
Properties Placed In-Service Portfolio	5,759	1,472	4,287
Properties in Development or Redevelopment Portfolio	—	5,692	(5,692)
Properties Sold Portfolio	105	971	(866)
	$175,886	$173,500	$2,386
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
Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the three months ended March 31, 2022 compared to 2021, income from unconsolidated joint ventures decreased by approximately $3.0 million due to a $10.3 million gain on sale of investment from the sale of our Annapolis Junction joint venture during the three months ended March 31, 2021. This decrease was partially offset by an approximately $6.9 million increase in net income from placing in-service (1) 7750 Wisconsin Avenue (Marriott International Headquarters) in Bethesda, Maryland, (2) 100 Causeway Street in Boston, Massachusetts and (3) increased leasing at the Hub50House residential property in Boston, Massachusetts.
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
BXP
Gains on sales of real estate increased by approximately $22.7 million for the three months ended March 31, 2022 compared to 2021. During the three months ended March 31, 2022, we recognized a gain of approximately $22.7 million related to the sale of 195 West Street in Waltham, Massachusetts (See Note 3 to the Consolidated Financial Statements).
BPLP
Gains on sales of real estate increased by approximately $23.4 million for the three months ended March 31, 2022 compared to 2021. During the three months ended March 31, 2022, we recognized a gain of approximately $23.4 million related to the sale of 195 West Street in Waltham, Massachusetts (See Note 3 to the Consolidated Financial Statements).

Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $0.1 million for the three months ended March 31, 2022 compared to 2021, due to an approximately $0.1 million decrease in the allowance for current expected credit losses, which results in higher income.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended March 31, 2022 and 2021 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended March 31, 2022 and 2021, we recognized gains (losses) of approximately $(2.3) million and $1.7 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(2.3) million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
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
Interest Expense
Interest expense decreased by approximately $6.7 million for the three months ended March 31, 2022 compared to 2021, as detailed below.

Component	Change in interest expense for the three months ended March 31, 2022 compared to March 31, 2021
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	$5,212
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	4,577
Total increases to interest expense	9,789
Decreases to interest expense due to:
Redemption of $1.0 billion in aggregate principal of 3.85% senior notes due 2023 on October 15, 2021	(9,683)
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(4,279)
Increase in capitalized interest related to development projects	(1,685)
Decrease in interest rates for the unsecured credit facilities and the repayment of the unsecured term loan on March 16, 2021	(565)
Other interest expense (excluding senior notes)	(251)
Total decreases to interest expense	(16,463)
Total change in interest expense	$(6,674)
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended March 31, 2022 and 2021 was approximately $13.7 million and $12.0 million, respectively. These costs are not included in the interest expense referenced above.
At March 31, 2022, our outstanding variable rate debt consisted of BPLP’s $1.5 billion unsecured credit facility (the “Revolving Facility”). The Revolving Facility had $255 million outstanding as of March 31, 2022. For a summary of our consolidated debt as of March 31, 2022 and March 31, 2021 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $1.1 million for the three months ended March 31, 2022 compared to 2021, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2022	2021	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$3,037	$2,295	$742
Times Square Tower	5,300	4,901	399
601 Lexington Avenue (1)	2,279	3,752	(1,473)
100 Federal Street	3,163	3,349	(186)
Atlantic Wharf Office Building (2)	3,770	2,170	1,600
	$17,549	$16,467	$1,082
_______________
(1)The decrease was primarily attributable to a decrease in lease revenue from our tenants.
(2)The increase was primarily attributable to an increase in lease revenue from our tenants.

Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $5.3 million for the three months ended March 31, 2022 compared to 2021 due primarily to an increase in allocable income, which was partially the result of recognizing a greater gain on sales of real estate during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Preferred Stock/Unit Redemption Charge
On March 2, 2021, BXP issued a redemption notice for 80,000 shares of its 5.25% Series B Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock. The redemption price per share of Series B Preferred Stock was $2,500, plus all accrued and unpaid dividends to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, we transferred the full redemption price for all outstanding shares of Series B Preferred Stock, including accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and is reflected as a reduction to Net Income Attributable to Boston Properties, Inc. common shareholders and Net Income Attributable to Boston Properties Limited Partnership common unitholders on the Consolidated Income Statement.
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
•cash and cash equivalent balances;
•borrowings under BPLP’s Revolving Facility, unsecured term loans, short-term bridge facilities and construction loans;
•long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);
•sales of real estate;
•private equity sources through our Strategic Capital Program (“SCP”) with large institutional investors; and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.
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

The following table presents information on properties under construction and redevelopment as of March 31, 2022 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at March 31, 2022 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
325 Main Street	Third Quarter, 2022	Cambridge, MA	1	420,000	$328,547	$418,400	$—	$—	$89,853	90%
Reston Next	Fourth Quarter, 2023	Reston, VA	2	1,062,000	538,075	715,300	—	—	177,225	87%	(6)
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	252,049	356,100	—	—	104,051	61%
360 Park Avenue South (42% ownership)	First Quarter, 2025	New York, NY	1	450,000	195,333	219,000	92,774	85,588	16,481	—%	(7)
Platform 16 Building A (55% ownership)	Fourth Quarter, 2026	San Jose, CA	1	389,500	65,199	231,900	—	—	166,701	—%	(8)
Total Office Properties under Construction			6	2,801,500	1,379,203	1,940,700	92,774	85,588	554,311	57%

Lab/Life Sciences
880 Winter Street (Redevelopment)	First Quarter, 2023	Waltham, MA	1	244,000	47,522	108,000	—	—	60,478	85%
751 Gateway (49% ownership)	Second Quarter, 2024	South San Francisco, CA	1	231,000	55,892	127,600	—	—	71,708	100%
103 CityPoint	Third Quarter, 2024	Waltham, MA	1	113,000	16,156	115,100	—	—	98,944	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	66,272	274,700	—	—	208,428	43%
651 Gateway (50% ownership)	Fourth Quarter, 2025	South San Francisco, CA	1	327,000	5,227	146,500	—	—	141,273	—%
Total Lab/Life Sciences Properties under Construction			5	1,244,000	191,069	771,900	—	—	580,831	47%

Other
View Boston Observatory at The Prudential Center (Redevelopment)	N/A	Boston, MA	—	59,000	81,617	182,300	—	—	100,683	N/A	(9)
Total Properties under Construction			11	4,104,500	$1,651,889	$2,894,900	$92,774	$85,588	$1,235,825	54%	(10)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement includes our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through March 31, 2022.
(3)Includes approximately $92.8 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $92.8 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of April 29, 2022, including leases with future commencement dates.
(6)The property was 67% placed in-service as of March 31, 2022.
(7)Investment to Date includes all related costs incurred prior to the contribution of the property by us to the joint venture on December 15, 2021 totaling approximately $107 million and our proportionate share of the loan. Our joint venture partners will fund required capital until their aggregate investment is approximately 58% of all capital contributions; thereafter, the joint venture partners will fund required capital according to their percentage interests.
(8)Estimated total investment represents the costs to complete Building A, a 389,500 square foot building, and Building A’s proportionate share of land and garage costs. In conjunction with the construction of Building A, garage and site work will be completed for Phase II, which will support approximately 700,000 square feet of development in two office buildings, budgeted to be an incremental $141 million.
(9)We expect to place this project in-service and open to the public in the second quarter of 2023.
(10)Percentage leased excludes View Boston Observatory at The Prudential Center (redevelopment) at 800 Boylston Street - The Prudential Center.

Lease revenue (which includes recoveries from tenants), other income from operations, available cash balances, mortgage financings, unsecured indebtedness and draws on BPLP’s Revolving Facility are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, as well as the sale of assets from time to time. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs, including our properties under development and redevelopment. Material adverse changes in one or more sources of capital, whether due to the impacts of the COVID-19 pandemic or otherwise, may adversely affect our net cash flows.
We expect our primary uses of capital over the next twelve months will be the commencement, continuation and completion of our current and committed development and redevelopment projects, the acquisition of Madison Centre, servicing the interest payments on our outstanding indebtedness and satisfying our REIT distribution requirements.
As of March 31, 2022, we had 11 properties under development or redevelopment. Our share of the remaining development and redevelopment costs that we expect to fund through 2026 was approximately $1.2 billion. In January 2022, we commenced the redevelopment of 651 Gateway in South San Francisco, California, a project in which we own a 50% interest, and in February 2022, we restarted the first phase of our Platform 16 development project in San Jose, California, a project in which we own a 55% interest (see Note 5 to the Consolidated Financial Statements).
In July 2021, we announced the formation of an investment program with two partners committing a targeted equity investment of $1.0 billion, including $250 million from us. Under this agreement, we will provide these partners, for up to two years, exclusive first offers to form joint ventures with us to invest in assets that meet target criteria. All investments are discretionary to each partner.
The SCP provides us the opportunity to partner with large institutional investors and capitalize our investment opportunities partially through private equity. The SCP enhances our access to capital and investment capacity and further enhances our returns through fee income, and in certain partnerships, a greater share of income upon achieving certain success criteria. These large financial partners include some of the world’s largest sovereign wealth funds and pension plans. Our use of the SCP is consistent with our ongoing strategy to create value through opportunistic investments in high-quality office properties in markets with the strongest economic growth over time while maintaining a strong balance sheet and modest leverage.
On April 14, 2022, we entered into an agreement to purchase Madison Centre, an approximately 760,000 square foot, 37-story Class A office building in Seattle, Washington for a gross purchase price of $730.0 million. The acquisition is expected to close in the second quarter of this year and will be initially funded with a one-year, $730.0 million unsecured term loan. We anticipate ultimately funding the acquisition through incremental asset sales, which we anticipate would be structured as like-kind exchanges, or joint venture equity.
We have no debt maturities until September 2023. Our unconsolidated joint ventures have one loan maturing in 2022, of which our share of the aggregate outstanding principal is approximately $88.2 million. We are currently in the market to refinance this maturity with a mortgage debt in an amount equal to or greater than the current balance. There can be no assurance that we will complete this refinancing on the terms currently contemplated or at all.
As of April 25, 2022, we had available cash of approximately $313.8 million (of which approximately $103.8 million is attributable to our consolidated joint venture partners). Although the future impact of COVID-19 on our liquidity and capital resources will depend on a wide range of factors, we believe that our access to capital and our strong liquidity, including the approximately $1.3 billion available under the Revolving Facility and our available cash, as of April 25, 2022, are sufficient to fund our remaining capital requirements on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due, satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.

We may seek to enhance our liquidity to fund our current and future development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on interest rates, the overall conditions in the debt and public and private equity markets, and our leverage at the time, we may decide to access one or more of these capital sources (including utilization of BXP’s $600.0 million “at the market” equity offering program). Doing so may result in us carrying additional cash and cash equivalents pending our use of the proceeds, which could increase our net interest expense or be dilutive to our earnings, or both.
We have not sold any shares under BXP’s $600.0 million “at the market” equity offering program.
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. Common and LTIP unitholders of limited partnership interest in BPLP receive the same total distribution per unit.
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income (including gains on sales), liquidity requirements and other circumstances and there can be no assurance that the future dividends declared by BXP’s Board of Directors will not differ materially from the current quarterly dividend amount.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $482.3 million and $949.2 million at March 31, 2022 and 2021, respectively, representing a decrease of approximately $466.8 million. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$219,490	$152,063	$67,427
Net cash used in investing activities	(151,335)	(242,273)	90,938
Net cash used in financing activities	(86,970)	(679,936)	592,966
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, excluding residential units, was approximately 7.9 years as of March 31, 2022, including leases signed by our unconsolidated joint ventures, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the three months ended March 31, 2022 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by proceeds from the sales of real estate and distributions from unconsolidated joint ventures. Cash used in investing activities for the three months ended March 31, 2021 consisted primarily of development projects, building and tenant improvements and capital contributions to unconsolidated joint ventures, partially offset by the proceeds from the sale of investment in unconsolidated joint ventures, as detailed below:

	Three months ended March 31,
	2022	2021
	(in thousands)
Acquisitions of real estate	$(3,580)	$—
Construction in progress (1)	(100,313)	(119,496)
Building and other capital improvements	(26,811)	(32,717)
Tenant improvements	(55,168)	(93,201)
Proceeds from the sales of real estate (2)	35,397	—
Capital contributions to unconsolidated joint ventures (3)	(26,293)	(16,684)
Capital distributions from unconsolidated joint ventures (4)	20,095	122
Proceeds from sale of investment in unconsolidated joint venture (5)	—	17,589
Investments in securities, net	5,338	2,114
Net cash used in investing activities	$(151,335)	$(242,273)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the three months ended March 31, 2022 included ongoing expenditures associated with Reston Next, which is partially placed in-service. In addition, we incurred costs associated with our continued development/redevelopment of 325 Main Street, 2100 Pennsylvania Avenue, 180 CityPoint, View Boston Observatory at The Prudential Center, 880 Winter Street and 103 CityPoint.
Construction in progress for the three months ended March 31, 2021 included ongoing expenditures associated with One Five Nine East 53rd Street, which was completed and fully placed in-service during the three months ended March 31, 2021. In addition, we incurred costs associated with our continued development/redevelopment of 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue, Reston Next, 180 CityPoint, View Boston Observatory at The Prudential Center and 880 Winter Street.
(2)On March 31, 2022, we completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot Class A office property.
(3)Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2022 consisted primarily of cash contributions of approximately $14.1 million and $7.9 million to our Gateway Commons and Platform 16 joint ventures, respectively.
Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2021 consisted primarily of cash contributions of approximately $11.4 million to our Santa Monica Business Park joint venture.
(4)Capital distributions from unconsolidated joint ventures for the three months ended March 31, 2022 consisted primarily of a cash distribution totaling approximately $20.1 million from our Metropolitan Square joint venture resulting from the excess proceeds from the refinancing of the mortgage and mezzanine loans on the property.

(5)On March 30, 2021, we completed the sale of our 50% ownership interest in Annapolis Junction NFM LLC to the joint venture partner for a gross sale price of $65.9 million. Net cash proceeds to us totaled approximately $17.8 million after repayment of our share of debt totaling approximately $15.1 million.
Cash used in financing activities for the three months ended March 31, 2022 totaled approximately $87.0 million. This amount consisted primarily of the payment of our regular dividends and distributions to our shareholders and unitholders and borrowing under BPLP’s Revolving Facility. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	March 31, 2022
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,712	156,712	$20,184,506
Common Operating Partnership Units	18,229	18,229	2,347,895	(2)
Total Equity		174,941	$22,532,401

Consolidated Debt			$13,010,124
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,425,290
Subtract:
Partners’ share of Consolidated Debt (4)			(1,356,905)
BXP’s Share of Debt			$13,078,509

Consolidated Market Capitalization			$35,542,525
BXP’s Share of Market Capitalization			$35,610,910
Consolidated Debt/Consolidated Market Capitalization			36.60%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			36.73%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on March 31, 2022 of $128.80.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2019 MYLTIP Units) but excludes the 2020 - 2022 MYLTIP Units because the three-year performance periods have not ended.
(3)See page 63 for additional information.
(4)See page 62 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP Common Stock on March 31, 2022, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
(i)     the number of outstanding shares of Common Stock of BXP,
(ii)     the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),

(iii)     the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and
(iv)     the number of OP Units issuable upon conversion of 2012 OPP Units, 2013 - 2019 MYLTIP Units that were issued in the form of LTIP Units.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2020 - 2022 MYLTIP Units are not included in this calculation as of March 31, 2022.
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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Mortgage Notes Payable” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of March 31, 2022, we had approximately $13.0 billion of outstanding consolidated indebtedness, representing approximately 36.60% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.5 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.43% per annum and maturities in 2023 through 2033, (2) $3.3 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.42% per annum and a weighted-average term of 6.6 years and (3) $255.0 million outstanding under BPLP’s Revolving Facility that matures on June 15, 2026.

The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes and line of credit, as well as Consolidated Debt Financing Statistics at March 31, 2022 and March 31, 2021.

	March 31,
	2022	2021
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,268,745	$2,904,672
Unsecured senior notes, net	9,486,379	9,631,592
Unsecured line of credit	255,000	—
Consolidated Debt	13,010,124	12,536,264
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,425,290	1,165,872
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,356,905)	(1,193,260)
BXP’s Share of Debt	$13,078,509	$12,508,876

	March 31,
	2022	2021
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	98.04%	100.00%
Variable rate	1.96%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.43%	3.64%
Variable rate	1.13%	—%
Total	3.39%	3.64%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.32%	3.54%
Variable rate	1.02%	—%
Total	3.28%	3.54%
Weighted-average maturity at end of period (in years):
Fixed rate	6.4	6.0
Variable rate	4.2	—
Total	6.3	6.0
_______________
(1)See page 63 for additional information.
(2)See page 62 for additional information.
Unsecured Credit Facility
On June 15, 2021, BPLP amended and restated its prior credit facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. Among other things, the 2021 Credit Facility (1) extended the maturity date from April 24, 2022 to June 15, 2026, (2) eliminated the $500.0 million delayed draw facility (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions. Based on BPLP’s March 31, 2022 credit rating, (1) the applicable Eurocurrency and LIBOR

Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is 0 basis points and (3) the facility fee is 0.15% per annum.
At March 31, 2022, BPLP had $255.0 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.2 billion. At April 25, 2022, BPLP had $215.0 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.3 billion.
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of March 31, 2022 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes	3.125%	3.279%	$500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
Total principal			9,550,000
Less:
Net unamortized discount			15,835
Deferred financing costs, net			47,786
Total			$9,486,379
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2022, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2022:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(18,110)	$2,281,890	$912,820	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(13,145)	986,855	444,085	(2)(5)	January 9, 2032
Total			$3,300,000	$(31,255)	$3,268,745	$1,356,905

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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2022, the maximum funding obligation under the guarantee was approximately $17.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 6 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Fifteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At March 31, 2022, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.4 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2022. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55.00%	4.06%	4.24%	$300,000	$(1,741)	$298,259	$164,042	(2)(3)	July 19, 2025
Market Square North	50.00%	2.80%	2.96%	125,000	(745)	124,255	62,128	(2)(4)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	36,257	(271)	35,986	17,993		January 1, 2032
Colorado Center	50.00%	3.56%	3.58%	550,000	(550)	549,450	274,725	(2)	August 9, 2027
Dock 72	50.00%	3.17%	3.39%	198,383	(954)	197,429	98,715	(2)(5)	December 18, 2023
The Hub on Causeway - Podium	50.00%	2.49%	2.65%	174,329	(415)	173,914	86,957	(2)(6)	September 6, 2023
Hub50House	50.00%	2.22%	2.51%	176,468	(42)	176,426	88,213	(2)(7)	April 19, 2022
100 Causeway Street	50.00%	1.65%	1.86%	331,937	(1,200)	330,737	165,369	(2)(8)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	1.38%	1.93%	223,574	(1,508)	222,066	111,033	(2)(9)	April 26, 2023
360 Park Avenue South	42.21%	2.64%	3.09%	202,960	(2,708)	200,252	84,526	(2)(10)	December 14, 2024
Safeco Plaza	33.67%	2.38%	2.51%	250,000	(1,502)	248,498	83,669	(2)(11)	September 1, 2026
500 North Capitol Street, NW	30.00%	4.15%	4.20%	105,000	(69)	104,931	31,479	(2)	June 6, 2023
901 New York Avenue	25.00%	3.61%	3.69%	215,621	(492)	215,129	53,782		January 5, 2025
3 Hudson Boulevard	25.00%	3.68%	3.76%	80,000	(80)	79,920	19,980	(2)(12)	July 13, 2023
Metropolitan Square	20.00%	3.06%	3.84%	420,000	(6,603)	413,397	82,679	(2)(13)	April 9, 2024
Total				$3,389,529	$(18,880)	$3,370,649	$1,425,290
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
(7)The construction financing has a borrowing capacity of $180.0 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.00% per annum and matures on April 19, 2022, with two, one-year extension options, subject to certain conditions. The maturity date for the loan has been extended to June 19, 2022 (See Note 12 to the Consolidated Financial Statements).
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
(12)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of March 31, 2022, the loan has approximately $14.8 million of accrued interest due at the maturity date.
(13)The indebtedness consists of (x) a $305.0 million mortgage loan payable which bears interest at a variable rate equal to SOFR plus approximately 1.81% and matures on April 9, 2024 with three, one-year extension options, subject to certain conditions, and (y) a $115.0 million mezzanine note payable which bears interest at a variable rate equal to SOFR plus 5.25% and matures on April 9, 2024 with three, one-year extension options, subject to certain conditions.
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

BXP
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$143,047	$91,624
Add:
Preferred stock redemption charge	—	6,412
Preferred dividends	—	2,560
Noncontrolling interest—common units of the Operating Partnership	16,361	11,084
Noncontrolling interests in property partnerships	17,549	16,467
Net income	176,957	128,147
Add:
Depreciation and amortization	177,624	176,565
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,653)	(16,457)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	22,044	18,412
Corporate-related depreciation and amortization	(404)	(440)
Less:
Gain on sale of investment included within income from unconsolidated joint ventures	—	10,257
Gains on sales of real estate	22,701	—
Noncontrolling interests in property partnerships	17,549	16,467
Preferred dividends	—	2,560
Preferred stock redemption charge	—	6,412
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	318,318	270,531
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	32,182	26,728
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$286,136	$243,803
Our percentage share of Funds from Operations—basic	89.89%	90.12%
Weighted average shares outstanding—basic	156,650	155,928

Reconciliation to Diluted Funds from Operations:

	Three months ended March 31,
	2022		2021
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$318,318	174,276	$270,531	173,018
Effect of Dilutive Securities:
Stock based compensation	—	354	—	171
Diluted Funds from Operations	$318,318	174,630	$270,531	173,189
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	32,118	17,626	26,693	17,090
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$286,200	157,004	$243,838	156,099
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.91% and 90.13% for the three months ended March 31, 2022 and 2021, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$161,829	$105,773
Add:
Preferred unit redemption charge	—	6,412
Preferred distributions	—	2,560
Noncontrolling interests in property partnerships	17,549	16,467
Net income	179,378	131,212
Add:
Depreciation and amortization	175,886	173,500
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,653)	(16,457)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	22,044	18,412
Corporate-related depreciation and amortization	(404)	(440)
Less:
Gain on sale of investment included within income from unconsolidated joint ventures	—	10,257
Gains on sales of real estate	23,384	—
Noncontrolling interests in property partnerships	17,549	16,467
Preferred distributions	—	2,560
Preferred unit redemption charge	—	6,412
Funds from Operations attributable to Boston Properties Limited Partnership common unitholders (1)	$318,318	$270,531
Weighted average shares outstanding—basic	174,276	173,018

 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2019 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended March 31,
	2022		2021
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$318,318	174,276	$270,531	173,018
Effect of Dilutive Securities:
Stock based compensation	—	354	—	171
Diluted Funds from Operations	$318,318	174,630	$270,531	173,189

Material Cash Commitments
On April 14, 2022, we entered into an agreement to purchase Madison Centre, an approximately 760,000 square foot, 37-story Class A office building in Seattle, Washington for a gross purchase price of $730.0 million. The acquisition is expected to close in the second quarter of this year and will be initially funded with a one-year, $730.0 million unsecured term loan. We anticipate ultimately funding the acquisition through incremental asset sales, which we anticipate would be structured as like-kind exchanges, or joint venture equity.
We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the three months ended March 31, 2022, we paid approximately $70.1 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended March 31, 2022, we and our unconsolidated joint venture partners incurred approximately $90.8 million of new tenant-related obligations associated with approximately 1.2 million square feet of second generation leases, or approximately $79 per square foot. We signed approximately 21,000 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the first quarter of 2022, we signed leases for approximately 1.2 million square feet of space and incurred aggregate tenant-related obligations of approximately $94.9 million, or approximately $80 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and our corresponding estimate of fair value as of March 31, 2022. As of March 31, 2022, approximately $12.8 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2022, the weighted-average interest rate on our variable rate debt was LIBOR plus 0.775% (1.02%) per annum. The following table presents our aggregate debt obligations with corresponding weighted-average interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”

	2022	2023	2024	2025	2026	2027+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(3,629)	$(4,839)	$(4,839)	$(4,839)	$(4,839)	$3,291,730	$3,268,745	$3,178,851
GAAP Average Interest Rate	—%	—%	—%	—%	—%	3.42%	3.42%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(8,050)	$489,405	$690,583	$841,853	$1,993,261	$5,479,327	$9,486,379	$9,302,108
GAAP Average Interest Rate	—%	3.28%	3.92%	3.35%	3.63%	3.33%	3.43%
Variable Rate	—	—	—	—	255,000	—	255,000	255,000
Total Debt	$(11,679)	$484,566	$685,744	$837,014	$2,243,422	$8,771,057	$13,010,124	$12,735,959

At March 31, 2022, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.32% per annum. At March 31, 2022, our outstanding variable rate debt based on LIBOR totaled approximately $255.0 million. At March 31, 2022, the coupon/stated rate on our variable rate debt was approximately 1.02% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $0.6 million for the three months ended March 31, 2022.
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

While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Enhanced market and economic volatility due to adverse economic and geopolitical conditions, such as the war in Ukraine, health crises or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located, Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of talent, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
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
(a)During the three months ended March 31, 2022, BXP issued an aggregate of 141,188 shares of common stock in exchange for 141,188 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 100,000 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. BXP relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the common shares.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2022 – January 31, 2022	8,276	(1)	$109.30	N/A	N/A
February 1, 2022 – February 28, 2022	3,841	(2)	$4.70	N/A	N/A
March 1, 2022 – March 31, 2022	1,323	(3)	$0.01	N/A	N/A
Total	13,440		$68.65	N/A	N/A
___________
(1)Includes 985 shares of restricted common stock of BXP repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, such shares were repurchased at a price of $0.01 per share, which was the amount originally paid by such employee for such shares. Also includes 7,291 shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Includes 3,685 shares of restricted common stock of BXP repurchased in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements, such shares were repurchased at a price of $0.01 per share, which was the amount originally paid by such employee for such shares and units. Also includes 156 shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(3)Represents shares of restricted common stock of BXP repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, such shares were repurchased at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2022, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to employees under the Boston Properties, Inc. 2021 Stock Incentive Plan and purchases of common stock under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of 39,116 common units to BXP in exchange for approximately $0.5 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2022 – January 31, 2022	8,276	(1)	$109.30	N/A	N/A
February 1, 2022 – February 28, 2022	152,075	(2)	$0.36	N/A	N/A
March 1, 2022 – March 31, 2022	1,323	(3)	$0.01	N/A	N/A
Total	161,674		$5.94	N/A	N/A
___________
(1)Includes 985 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, such shares were repurchased at a price of $0.01 per share, which was the amount originally paid by such employee for such shares. Also includes 7,291 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Includes 3,685 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of certain employees’ employment with BXP and 3,617 LTIP units and 574 2021 MYLTIP units that were repurchased by BPLP in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreements, such shares were repurchased at a price of $0.01 per share and such LTIP units were repurchased at a price of $0.25 per unit, which were the amounts originally paid by such employee for such shares and units. Also includes 144,043 2019 MYLTIP units. The measurement period for such 2019 MYLTIP units ended on February 4, 2022 and BXP’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2019 MYLTIP units. Under the terms of the applicable 2019 MYLTIP award agreements, the 144,043 unearned 2019 MYLTIP units were repurchased at a price of $0.25 per 2019 MYLTIP unit, which was the amount originally paid by each employee for the units. Also includes 156 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(3)Represents common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, such shares were repurchased at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
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

BOSTON PROPERTIES, INC.

May 2, 2022	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 2, 2022	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)