Form 10-Q
period 2022-06-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2022-08-05
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,734,680
(Registrant)	(Class)	(Outstanding on August 2, 2022)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2022 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of June 30, 2022, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP either (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $253.9 million, or 1.4% at June 30, 2022, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, the following items in this report present information separately for BXP and BPLP:
• Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
• Note 3. Real Estate;
• Note 9. Stockholders’ Equity / Partners’ Capital;
• Note 10. Segment Information; and
• Note 11. Earnings Per Share / Common Unit
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2022	December 31, 2021
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,736,095 and $6,702,830 at June 30, 2022 and December 31, 2021, respectively)	$24,700,571	$23,752,630
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2022 and December 31, 2021, respectively)	237,488	237,507
Right of use assets - operating leases	168,370	169,778
Less: accumulated depreciation (amounts related to VIEs of $(1,328,099) and $(1,283,060) at June 30, 2022 and December 31, 2021, respectively)	(6,077,270)	(5,883,961)
Total real estate	19,029,159	18,275,954
Cash and cash equivalents (amounts related to VIEs of $297,608 and $300,937 at June 30, 2022 and December 31, 2021, respectively)	456,491	452,692
Cash held in escrows	46,359	48,466
Investments in securities	31,457	43,632
Tenant and other receivables, net (amounts related to VIEs of $11,008 and $6,824 at June 30, 2022 and December 31, 2021, respectively)	64,607	70,186
Related party note receivable, net	78,576	78,336
Notes receivable, net	—	9,641
Accrued rental income, net (amounts related to VIEs of $357,000 and $357,395 at June 30, 2022 and December 31, 2021, respectively)	1,265,480	1,226,745
Deferred charges, net (amounts related to VIEs of $178,001 and $174,637 at June 30, 2022 and December 31, 2021, respectively)	684,078	618,798
Prepaid expenses and other assets (amounts related to VIEs of $8,866 and $29,668 at June 30, 2022 and December 31, 2021, respectively)	55,232	57,811
Investments in unconsolidated joint ventures	1,554,994	1,482,997
Total assets	$23,266,433	$22,365,258
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,269,948 and $3,267,914 at June 30, 2022 and December 31, 2021, respectively)	$3,269,948	$3,267,914
Unsecured senior notes, net	9,489,030	9,483,695
Unsecured line of credit	165,000	145,000
Unsecured term loan, net	728,795	—
Lease liabilities - finance leases (amounts related to VIEs of $20,532 and $20,458 at June 30, 2022 and December 31, 2021, respectively)	246,832	244,421
Lease liabilities - operating leases	204,643	204,561
Accounts payable and accrued expenses (amounts related to VIEs of $41,409 and $29,464 at June 30, 2022 and December 31, 2021, respectively)	342,467	320,775
Dividends and distributions payable	170,937	169,859
Accrued interest payable	96,821	94,796
Other liabilities (amounts related to VIEs of $113,103 and $150,131 at June 30, 2022 and December 31, 2021, respectively)	401,360	391,441
Total liabilities	15,115,833	14,322,462

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2022	December 31, 2021
Commitments and contingencies (See Note 7)
Redeemable deferred stock units— 89,132 and 83,073 units outstanding at redemption value at June 30, 2022 and December 31, 2021, respectively	7,931	9,568
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,805,330 and 156,623,749 issued and 156,726,430 and 156,544,849 outstanding at June 30, 2022 and December 31, 2021, respectively	1,567	1,565
Additional paid-in capital	6,524,997	6,497,730
Dividends in excess of earnings	(567,016)	(625,891)
Treasury common stock at cost, 78,900 shares at June 30, 2022 and December 31, 2021	(2,722)	(2,722)
Accumulated other comprehensive loss	(27,077)	(36,662)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,929,749	5,834,020
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	660,214	642,655
Property partnerships	1,552,706	1,556,553
Total equity	8,142,669	8,033,228
Total liabilities and equity	$23,266,433	$22,365,258

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Lease	$721,899	$684,025	$1,440,019	$1,369,842
Parking and other	30,346	18,282	52,080	35,220
Hotel	12,089	1,561	16,646	2,193
Development and management services	6,354	7,284	12,185	14,087
Direct reimbursements of payroll and related costs from management services contracts	3,239	2,655	7,304	6,160
Total revenue	773,927	713,807	1,528,234	1,427,502
Expenses
Operating
Rental	273,848	248,703	544,103	506,092
Hotel	6,444	1,996	11,284	4,047
General and administrative	34,665	38,405	77,859	83,364
Payroll and related costs from management services contracts	3,239	2,655	7,304	6,160
Transaction costs	496	751	496	1,082
Depreciation and amortization	183,146	183,838	360,770	360,403
Total expenses	501,838	476,348	1,001,816	961,148
Other income (expense)
Income (loss) from unconsolidated joint ventures	(54)	(1,373)	2,135	3,852
Gains on sales of real estate	96,247	7,756	118,948	7,756
Interest and other income (loss)	1,195	1,452	2,423	2,620
Other income - assignment fee	6,624	—	6,624	—
Gains (losses) from investments in securities	(4,716)	2,275	(6,978)	3,934
Losses from early extinguishment of debt	—	—	—	(898)
Interest expense	(104,142)	(106,319)	(205,370)	(214,221)
Net income	267,243	141,250	444,200	269,397
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,546)	(17,164)	(36,095)	(33,631)
Noncontrolling interest—common units of the Operating Partnership	(25,708)	(12,383)	(42,061)	(23,422)
Net income attributable to Boston Properties, Inc.	222,989	111,703	366,044	212,344
Preferred dividends	—	—	—	(2,560)
Preferred stock redemption charge	—	—	—	(6,412)
Net income attributable to Boston Properties, Inc. common shareholders	$222,989	$111,703	$366,044	$203,372
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.42	$0.72	$2.33	$1.30
Weighted average number of common shares outstanding	156,720	156,107	156,685	156,016
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$1.42	$0.71	$2.33	$1.30
Weighted average number of common and common equivalent shares outstanding	157,192	156,519	157,098	156,307
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$267,243	$141,250	$444,200	$269,397
Other comprehensive income:
Effective portion of interest rate contracts	35	654	7,600	4,394
Amortization of interest rate contracts (1)	1,677	1,676	3,353	3,352
Other comprehensive income	1,712	2,330	10,953	7,746
Comprehensive income	268,955	143,580	455,153	277,143
Net income attributable to noncontrolling interests	(44,254)	(29,547)	(78,156)	(57,053)
Other comprehensive income attributable to noncontrolling interests	(304)	(357)	(1,368)	(1,022)
Comprehensive income attributable to Boston Properties, Inc.	$224,397	$113,676	$375,629	$219,068
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, March 31, 2022	156,712	$1,567	$6,509,663	$(636,421)	$(2,722)	$(28,485)	$649,602	$1,548,455	$8,041,659
Redemption of operating partnership units to common stock	11	—	401	—	—	—	(401)	—	—
Allocated net income for the period	—	—	—	222,997	—	—	25,700	18,546	267,243
Dividends/distributions declared	—	—	—	(153,592)	—	—	(17,939)	—	(171,531)
Net activity from stock option and incentive plan	3	—	4,420	—	—	—	13,605	—	18,025
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(14,439)	(14,439)
Effective portion of interest rate contracts	—	—	—	—	—	31	4	—	35
Amortization of interest rate contracts	—	—	—	—	—	1,377	156	144	1,677
Reallocation of noncontrolling interest	—	—	10,513	—	—	—	(10,513)	—	—
Equity, June 30, 2022	156,726	$1,567	$6,524,997	$(567,016)	$(2,722)	$(27,077)	$660,214	$1,552,706	$8,142,669

Equity, March 31, 2021	156,074	$1,561	$6,392,923	$(570,982)	$(2,722)	$(45,139)	$620,106	$1,725,600	$8,121,347
Redemption of operating partnership units to common stock	59	—	2,087	—	—	—	(2,087)	—	—
Allocated net income for the period	—	—	—	111,748	—	—	12,338	17,164	141,250
Dividends/distributions declared	—	—	—	(153,013)	—	—	(17,253)	—	(170,266)
Net activity from stock option and incentive plan	3	—	(294)	—	—	—	13,191	—	12,897
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	2,139	2,139
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(19,704)	(19,704)
Effective portion of interest rate contracts	—	—	—	—	—	593	61	—	654
Amortization of interest rate contracts	—	—	—	—	—	1,380	152	144	1,676
Reallocation of noncontrolling interest	—	—	11,200	—	—	—	(11,200)	—	—
Equity, June 30, 2021	156,136	$1,561	$6,405,916	$(612,247)	$(2,722)	$(43,166)	$615,308	$1,725,343	$8,089,993

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount

Equity, December 31, 2021	156,545	$1,565	$—	$6,497,730	$(625,891)	$(2,722)	$(36,662)	$642,655	$1,556,553	$8,033,228
Redemption of operating partnership units to common stock	152	2	—	5,427	—	—	—	(5,429)	—	—
Allocated net income for the period	—	—	—	—	366,044	—	—	42,061	36,095	444,200
Dividends/distributions declared	—	—	—	—	(307,169)	—	—	(35,859)	—	(343,028)
Shares issued pursuant to stock purchase plan	5	—	—	600	—	—	—	—	—	600
Net activity from stock option and incentive plan	24	—	—	4,287	—	—	—	32,659	—	36,946
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(41,079)	(41,079)
Effective portion of interest rate contracts	—	—	—	—	—	—	6,831	769	—	7,600
Amortization of interest rate contracts	—	—	—	—	—	—	2,754	311	288	3,353
Reallocation of noncontrolling interest	—	—	—	16,953	—	—	—	(16,953)	—	—
Equity, June 30, 2022	156,726	$1,567	$—	$6,524,997	$(567,016)	$(2,722)	$(27,077)	$660,214	$1,552,706	$8,142,669

Equity, December 31, 2020	155,719	$1,557	$200,000	$6,356,791	$(509,653)	$(2,722)	$(49,890)	$616,596	$1,726,933	$8,339,612
Redemption of operating partnership units to common stock	177	1	—	6,284	—	—	—	(6,285)	—	—
Allocated net income for the period	—	—	—	—	212,344	—	—	23,422	33,631	269,397
Dividends/distributions declared	—	—	—	—	(308,526)	—	—	(34,540)	—	(343,066)
Shares issued pursuant to stock purchase plan	5	—	—	484	—	—	—	—	—	484
Net activity from stock option and incentive plan	235	3	—	19,708	—	—	—	31,653	—	51,364
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	2,420	2,420
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(37,929)	(37,929)
Effective portion of interest rate contracts	—	—	—	—	—	—	3,962	432	—	4,394
Amortization of interest rate contracts	—	—	—	—	—	—	2,762	302	288	3,352
Reallocation of noncontrolling interest	—	—	—	16,272	—	—	—	(16,272)	—	—
Equity, June 30, 2021	156,136	$1,561	$—	$6,405,916	$(612,247)	$(2,722)	$(43,166)	$615,308	$1,725,343	$8,089,993

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$444,200	$269,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,770	360,403
Amortization of right of use assets - operating leases	1,407	2,963
Non-cash compensation expense	36,195	34,370
Income from unconsolidated joint ventures	(2,135)	(3,852)
Distributions of net cash flow from operations of unconsolidated joint ventures	10,097	14,387
Losses (gains) from investments in securities	6,978	(3,934)
Allowance for current expected credit losses	(458)	(418)
Non-cash portion of interest expense	12,528	11,784
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(6,290)
Losses from early extinguishments of debt	—	898
Other income - assignment fee	(6,624)	—
Gains on sales of real estate	(118,948)	(7,756)
Change in assets and liabilities:
Tenant and other receivables, net	10,167	17,110
Notes receivable, net	(152)	(277)
Accrued rental income, net	(48,901)	(39,434)
Prepaid expenses and other assets	6,326	(14,122)
Lease liabilities - operating leases	82	(1,566)
Accounts payable and accrued expenses	(18,636)	6,100
Accrued interest payable	2,036	1,741
Other liabilities	(37,732)	(53,919)
Tenant leasing costs	(40,561)	(27,109)
Total adjustments	172,439	291,079
Net cash provided by operating activities	616,639	560,476
Cash flows from investing activities:
Acquisitions of real estate	(727,835)	(100,176)
Construction in progress	(237,182)	(235,577)
Building and other capital improvements	(63,278)	(66,033)
Tenant improvements	(97,844)	(161,619)
Proceeds from sales of real estate	157,345	—
Proceeds from assignment fee	6,624	—
Capital contributions to unconsolidated joint ventures	(69,819)	(20,032)
Capital distributions from unconsolidated joint ventures	36,622	122
Proceeds from sale of investment in unconsolidated joint venture	—	17,789
Proceeds from notes receivable	10,000	—
Investments in securities, net	5,197	1,915
Net cash used in investing activities	(980,170)	(563,611)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(9,294)
Proceeds from unsecured senior notes	—	846,345
Redemption of unsecured senior notes	—	(843,710)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2022	2021
Borrowings on unsecured line of credit	340,000	—
Repayments of unsecured line of credit	(320,000)	—
Borrowings on unsecured term loan	730,000	—
Redemption of preferred stock	—	(200,000)
Payments on finance lease obligations	—	618
Repayment of unsecured term loan	—	(500,000)
Deferred financing costs	(2,230)	(13,642)
Debt prepayment and extinguishment costs	—	(185)
Net activity from equity transactions	(366)	19,580
Dividends and distributions	(341,951)	(343,117)
Contributions from noncontrolling interests in property partnerships	849	2,420
Distributions to noncontrolling interests in property partnerships	(41,079)	(37,929)
Net cash provided by (used in) financing activities	365,223	(1,078,914)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	1,692	(1,082,049)
Cash and cash equivalents and cash held in escrows, beginning of period	501,158	1,719,329
Cash and cash equivalents and cash held in escrows, end of period	$502,850	$637,280

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$452,692	$1,668,742
Cash held in escrows, beginning of period	48,466	50,587
Cash and cash equivalents and cash held in escrows, beginning of period	$501,158	$1,719,329

Cash and cash equivalents, end of period	$456,491	$557,307
Cash held in escrows, end of period	46,359	79,973
Cash and cash equivalents and cash held in escrows, end of period	$502,850	$637,280

Supplemental disclosures:
Cash paid for interest	$216,409	$226,367
Interest capitalized	$27,819	$25,046

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(65,435)	$(98,672)
Change in real estate included in accounts payable and accrued expenses	$40,655	$(22,822)
Construction in progress, net deconsolidated	$(11,316)	$—
Investment in unconsolidated joint ventures recorded upon deconsolidation	$11,316	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$26,887
Dividends and distributions declared but not paid	$170,937	$169,718
Conversions of noncontrolling interests to stockholders’ equity	$5,429	$6,285
Issuance of restricted securities to employees and non-employee directors	$47,198	$42,515

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2022	December 31, 2021
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,736,095 and $6,702,830 at June 30, 2022 and December 31, 2021, respectively)	$24,333,045	$23,379,243
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2022 and December 31, 2021, respectively)	237,488	237,507
Right of use assets - operating leases	168,370	169,778
Less: accumulated depreciation (amounts related to VIEs of $(1,328,099) and $(1,283,060) at June 30, 2022 and December 31, 2021, respectively)	(5,963,676)	(5,772,018)
Total real estate	18,775,227	18,014,510
Cash and cash equivalents (amounts related to VIEs of $297,608 and $300,937 at June 30, 2022 and December 31, 2021, respectively)	456,491	452,692
Cash held in escrows	46,359	48,466
Investments in securities	31,457	43,632
Tenant and other receivables, net (amounts related to VIEs of $11,008 and $6,824 at June 30, 2022 and December 31, 2021, respectively)	64,607	70,186
Related party note receivable, net	78,576	78,336
Notes receivable, net	—	9,641
Accrued rental income, net (amounts related to VIEs of $357,000 and $357,395 at June 30, 2022 and December 31, 2021, respectively)	1,265,480	1,226,745
Deferred charges, net (amounts related to VIEs of $178,001 and $174,637 at June 30, 2022 and December 31, 2021, respectively)	684,078	618,798
Prepaid expenses and other assets (amounts related to VIEs of $8,866 and $29,668 at June 30, 2022 and December 31, 2021, respectively)	55,232	57,811
Investments in unconsolidated joint ventures	1,554,994	1,482,997
Total assets	$23,012,501	$22,103,814
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,269,948 and $3,267,914 at June 30, 2022 and December 31, 2021, respectively)	$3,269,948	$3,267,914
Unsecured senior notes, net	9,489,030	9,483,695
Unsecured line of credit	165,000	145,000
Unsecured term loan, net	728,795	—
Lease liabilities - finance leases (amounts related to VIEs of $20,532 and $20,458 at June 30, 2022 and December 31, 2021, respectively)	246,832	244,421
Lease liabilities - operating leases	204,643	204,561
Accounts payable and accrued expenses (amounts related to VIEs of $41,409 and $29,464 at June 30, 2022 and December 31, 2021, respectively)	342,467	320,775
Dividends and distributions payable	170,937	169,859
Accrued interest payable	96,821	94,796
Other liabilities (amounts related to VIEs of $113,103 and $150,131 at June 30, 2022 and December 31, 2021, respectively)	401,360	391,441
Total liabilities	15,115,833	14,322,462
Commitments and contingencies (See Note 7)
Redeemable deferred stock units— 89,132 and 83,073 units outstanding at redemption value at June 30, 2022 and December 31, 2021, respectively	7,931	9,568

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2022	December 31, 2021
Noncontrolling interests:
Redeemable partnership units— 16,539,178 and 16,561,186 common units and 1,685,357 and 1,485,376 long term incentive units outstanding at redemption value at June 30, 2022 and December 31, 2021, respectively	1,646,678	2,078,603
Capital:
Boston Properties Limited Partnership partners’ capital— 1,749,510 and 1,745,914 general partner units and 154,976,920 and 154,798,935 limited partner units outstanding at June 30, 2022 and December 31, 2021, respectively	4,716,430	4,173,290
Accumulated other comprehensive loss	(27,077)	(36,662)
Total partners’ capital	4,689,353	4,136,628
Noncontrolling interests in property partnerships	1,552,706	1,556,553
Total capital	6,242,059	5,693,181
Total liabilities and capital	$23,012,501	$22,103,814

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue
Lease	$721,899	$684,025	$1,440,019	$1,369,842
Parking and other	30,346	18,282	52,080	35,220
Hotel	12,089	1,561	16,646	2,193
Development and management services	6,354	7,284	12,185	14,087
Direct reimbursements of payroll and related costs from management services contracts	3,239	2,655	7,304	6,160
Total revenue	773,927	713,807	1,528,234	1,427,502
Expenses
Operating
Rental	273,848	248,703	544,103	506,092
Hotel	6,444	1,996	11,284	4,047
General and administrative	34,665	38,405	77,859	83,364
Payroll and related costs from management services contracts	3,239	2,655	7,304	6,160
Transaction costs	496	751	496	1,082
Depreciation and amortization	181,416	182,078	357,302	355,578
Total expenses	500,108	474,588	998,348	956,323
Other income (expense)
Income (loss) from unconsolidated joint ventures	(54)	(1,373)	2,135	3,852
Gains on sales of real estate	99,608	7,756	122,992	7,756
Interest and other income (loss)	1,195	1,452	2,423	2,620
Other income - assignment fee	6,624	—	6,624	—
Gains (losses) from investments in securities	(4,716)	2,275	(6,978)	3,934
Losses from early extinguishment of debt	—	—	—	(898)
Interest expense	(104,142)	(106,319)	(205,370)	(214,221)
Net income	272,334	143,010	451,712	274,222
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,546)	(17,164)	(36,095)	(33,631)
Net income attributable to Boston Properties Limited Partnership	253,788	125,846	415,617	240,591
Preferred distributions	—	—	—	(2,560)
Preferred unit redemption charge	—	—	—	(6,412)
Net income attributable to Boston Properties Limited Partnership common unitholders	$253,788	$125,846	$415,617	$231,619
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$1.45	$0.73	$2.38	$1.34
Weighted average number of common units outstanding	174,392	173,150	174,323	173,034
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$1.45	$0.73	$2.38	$1.34
Weighted average number of common and common equivalent units outstanding	174,864	173,562	174,736	173,325

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$272,334	$143,010	$451,712	$274,222
Other comprehensive income:
Effective portion of interest rate contracts	35	654	7,600	4,394
Amortization of interest rate contracts (1)	1,677	1,676	3,353	3,352
Other comprehensive income	1,712	2,330	10,953	7,746
Comprehensive income	274,046	145,340	462,665	281,968
Comprehensive income attributable to noncontrolling interests	(18,690)	(17,308)	(36,383)	(33,919)
Comprehensive income attributable to Boston Properties Limited Partnership	$255,356	$128,032	$426,282	$248,049
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, March 31, 2022	1,749	154,962	$3,914,832	$(28,485)	$1,548,455	$5,434,802	$2,347,834
Net activity from contributions and unearned compensation	1	4	4,418	—	—	4,418	13,607
Allocated net income for the period	—	—	228,088	—	18,546	246,634	25,700
Distributions	—	—	(153,592)	—	—	(153,592)	(17,939)
Conversion of redeemable partnership units	—	11	401	—	—	401	(401)
Adjustment to reflect redeemable partnership units at redemption value	—	—	722,283	—	—	722,283	(722,283)
Effective portion of interest rate contracts	—	—	—	31	—	31	4
Amortization of interest rate contracts	—	—	—	1,377	144	1,521	156
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(14,439)	(14,439)	—
Equity, June 30, 2022	1,750	154,977	$4,716,430	$(27,077)	$1,552,706	$6,242,059	$1,646,678

Equity, March 31, 2021	1,737	154,338	$4,392,624	$(45,139)	$1,725,600	$6,073,085	$1,780,044
Net activity from contributions and unearned compensation	—	2	(294)	—	—	(294)	13,191
Allocated net income for the period	—	—	113,508	—	17,164	130,672	12,338
Distributions	—	—	(153,013)	—	—	(153,013)	(17,253)
Conversion of redeemable partnership units	—	59	2,087	—	—	2,087	(2,087)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(222,032)	—	—	(222,032)	222,032
Effective portion of interest rate contracts	—	—	—	593	—	593	61
Amortization of interest rate contracts	—	—	—	1,380	144	1,524	152
Contributions from noncontrolling interests in property partnerships	—	—	—	—	2,139	2,139	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(19,704)	(19,704)	—
Equity, June 30, 2021	1,737	154,399	$4,132,880	$(43,166)	$1,725,343	$5,815,057	$2,008,478

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2021	1,746	154,799	$4,173,290	$—	$(36,662)	$1,556,553	$5,693,181	$2,078,603
Net activity from contributions and unearned compensation	1	29	4,885	—	—	—	4,885	32,661
Allocated net income for the period	—	—	373,556	—	—	36,095	409,651	42,061
Distributions	—	—	(307,169)	—	—	—	(307,169)	(35,859)
Conversion of redeemable partnership units	3	149	5,429	—	—	—	5,429	(5,429)
Adjustment to reflect redeemable partnership units at redemption value	—	—	466,439	—	—	—	466,439	(466,439)
Effective portion of interest rate contracts	—	—	—	—	6,831	—	6,831	769
Amortization of interest rate contracts	—	—	—	—	2,754	288	3,042	311
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(41,079)	(41,079)	—
Equity, June 30, 2022	1,750	154,977	$4,716,430	$—	$(27,077)	$1,552,706	$6,242,059	$1,646,678

Equity, December 31, 2020	1,731	153,988	$4,554,639	$193,623	$(49,890)	$1,726,933	$6,425,305	$1,643,024
Net activity from contributions and unearned compensation	4	235	20,195	—	—	—	20,195	31,653
Allocated net income for the period	—	—	214,609	2,560	—	33,631	250,800	23,422
Distributions	—	—	(305,966)	(2,560)	—	—	(308,526)	(34,540)
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	2	176	6,285	—	—	—	6,285	(6,285)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(350,470)	—	—	—	(350,470)	350,470
Effective portion of interest rate contracts	—	—	—	—	3,962	—	3,962	432
Amortization of interest rate contracts	—	—	—	—	2,762	288	3,050	302
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	2,420	2,420	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(37,929)	(37,929)	—
Equity, June 30, 2021	1,737	154,399	$4,132,880	$—	$(43,166)	$1,725,343	$5,815,057	$2,008,478

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$451,712	$274,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	357,302	355,578
Amortization of right of use assets - operating leases	1,407	2,963
Non-cash compensation expense	36,195	34,370
Income from unconsolidated joint ventures	(2,135)	(3,852)
Distributions of net cash flow from operations of unconsolidated joint ventures	10,097	14,387
Losses (gains) from investments in securities	6,978	(3,934)
Allowance for current expected credit losses	(458)	(418)
Non-cash portion of interest expense	12,528	11,784
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(6,290)
Losses from early extinguishments of debt	—	898
Other income - assignment fee	(6,624)	—
Gains on sales of real estate	(122,992)	(7,756)
Change in assets and liabilities:
Tenant and other receivables, net	10,167	17,110
Notes receivable, net	(152)	(277)
Accrued rental income, net	(48,901)	(39,434)
Prepaid expenses and other assets	6,326	(14,122)
Lease liabilities - operating leases	82	(1,566)
Accounts payable and accrued expenses	(18,636)	6,100
Accrued interest payable	2,036	1,741
Other liabilities	(37,732)	(53,919)
Tenant leasing costs	(40,561)	(27,109)
Total adjustments	164,927	286,254
Net cash provided by operating activities	616,639	560,476
Cash flows from investing activities:
Acquisitions of real estate	(727,835)	(100,176)
Construction in progress	(237,182)	(235,577)
Building and other capital improvements	(63,278)	(66,033)
Tenant improvements	(97,844)	(161,619)
Proceeds from sales of real estate	157,345	—
Proceeds from assignment fee	6,624	—
Capital contributions to unconsolidated joint ventures	(69,819)	(20,032)
Capital distributions from unconsolidated joint ventures	36,622	122
Proceeds from sale of investment in unconsolidated joint venture	—	17,789
Proceeds from notes receivable	10,000	—
Investments in securities, net	5,197	1,915
Net cash used in investing activities	(980,170)	(563,611)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2022	2021
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(9,294)
Proceeds from unsecured senior notes	—	846,345
Redemption of unsecured senior notes	—	(843,710)
Borrowings on unsecured line of credit	340,000	—
Repayments of unsecured line of credit	(320,000)	—
Borrowings on unsecured term loan	730,000	—
Repayment of unsecured term loan	—	(500,000)
Redemption of preferred units	—	(200,000)
Payments on finance lease obligations	—	618
Deferred financing costs	(2,230)	(13,642)
Debt prepayment and extinguishment costs	—	(185)
Net activity from equity transactions	(366)	19,580
Distributions	(341,951)	(343,117)
Contributions from noncontrolling interests in property partnerships	849	2,420
Distributions to noncontrolling interests in property partnerships	(41,079)	(37,929)
Net cash provided by (used in) financing activities	365,223	(1,078,914)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	1,692	(1,082,049)
Cash and cash equivalents and cash held in escrows, beginning of period	501,158	1,719,329
Cash and cash equivalents and cash held in escrows, end of period	$502,850	$637,280

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$452,692	$1,668,742
Cash held in escrows, beginning of period	48,466	50,587
Cash and cash equivalents and cash held in escrows, beginning of period	$501,158	$1,719,329

Cash and cash equivalents, end of period	$456,491	$557,307
Cash held in escrows, end of period	46,359	79,973
Cash and cash equivalents and cash held in escrows, end of period	$502,850	$637,280

Supplemental disclosures:
Cash paid for interest	$216,409	$226,367
Interest capitalized	$27,819	$25,046

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(65,435)	$(97,358)
Change in real estate included in accounts payable and accrued expenses	$40,655	$(22,822)
Right-of-use assets obtained in exchange for lease liabilities	$—	$26,887
Construction in progress, net deconsolidated	$(11,316)	$—
Investment in unconsolidated joint ventures recorded upon deconsolidation	$11,316	$—
Distributions declared but not paid	$170,937	$169,718
Conversions of redeemable partnership units to partners’ capital	$5,429	$6,285
Issuance of restricted securities to employees and non-employee directors	$47,198	$42,515
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at June 30, 2022 owned an approximate 89.6% (89.7% at December 31, 2021) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2022 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2019 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2020 - 2022 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2019 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2020 - 2022 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2019 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 8 and 12).
Properties
At June 30, 2022, the Company owned or had joint venture interests in a portfolio of 193 commercial real estate properties (the “Properties”) aggregating approximately 53.7 million net rentable square feet of primarily Class A office properties, including 12 properties under construction/redevelopment totaling approximately 4.2 million net rentable square feet. At June 30, 2022, the Properties consisted of:
•173 office properties (including 11 properties under construction/redevelopment);
•12 retail properties;
•seven residential properties (including one property under construction); and
•one hotel.
The Company considers Class A office properties to be well-located buildings that are modern structures or have been modernized to compete with newer buildings and professionally managed and maintained. As such, these properties attract high-quality clients and command upper-tier rental rates.
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
Consolidated Variable Interest Entities
As of June 30, 2022, BXP has identified six consolidated VIEs, including BPLP. Excluding BPLP, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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
Variable Interest Entities Not Consolidated
The Company has determined that the Platform 16 Holdings LP and PR II/BXP Reston Gateway LLC joint ventures are VIEs. The Company does not consolidate these entities as the Company does not have the power to direct the activities that, when taken together, most significantly impact the respective VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
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

Financial Instrument	Level
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loan	Level 3
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
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,576	$80,579	$78,336	$82,867
Notes receivable, net	—	—	9,641	10,000
Total	$78,576	$80,579	$87,977	$92,867

Mortgage notes payable, net	$3,269,948	$2,949,895	$3,267,914	$3,395,569
Unsecured senior notes, net	9,489,030	8,662,252	9,483,695	9,966,591
Unsecured line of credit	165,000	165,000	145,000	145,317
Unsecured term loan, net	728,795	730,000	—	—
Total	$13,652,773	$12,507,147	$12,896,609	$13,507,477
3. Real Estate
BXP
Real estate consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Land	$5,177,647	$5,061,169
Right of use assets - finance leases	237,488	237,507
Right of use assets - operating leases	168,370	169,778
Land held for future development (1)	583,700	560,355
Buildings and improvements	15,242,197	14,291,214
Tenant improvements	3,050,862	2,894,025
Furniture, fixtures and equipment	52,207	51,695
Construction in progress	593,958	894,172
Total	25,106,429	24,159,915
Less: Accumulated depreciation	(6,077,270)	(5,883,961)
	$19,029,159	$18,275,954
_______________
(1)Includes pre-development costs.

BPLP
Real estate consisted of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Land	$5,082,926	$4,964,986
Right of use assets - finance leases	237,488	237,507
Right of use assets - operating leases	168,370	169,778
Land held for future development (1)	583,700	560,355
Buildings and improvements	14,969,392	14,014,010
Tenant improvements	3,050,862	2,894,025
Furniture, fixtures and equipment	52,207	51,695
Construction in progress	593,958	894,172
Total	24,738,903	23,786,528
Less: Accumulated depreciation	(5,963,676)	(5,772,018)
	$18,775,227	$18,014,510
_______________
(1)Includes pre-development costs.
Acquisition
On May 17, 2022, the Company completed the acquisition of Madison Centre in Seattle, Washington for a net purchase price, including transaction costs, of approximately $724.3 million. The acquisition was completed using the proceeds from BPLP’s $730.0 million unsecured term loan (See Note 6). Madison Centre is an approximately 755,000 net rentable square foot, 37-story, LEED-Platinum certified, Class A office property. The following table summarizes the allocation of the purchase price, including transaction costs, of Madison Centre at the date of acquisition (in thousands):

Land	$104,641
Building and improvements	505,766
Tenant improvements	58,570
In-place lease intangibles	74,598
Above-market lease intangibles	3,794
Below-market lease intangibles	(23,114)
Net assets acquired	$724,255
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles and the acquired above- and below-market lease intangibles for Madison Centre from May 17, 2022 through the remainder of 2022 and each of the five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
Period from May 17, 2022 through December 31, 2022	$7,266	$640	$2,011
2023	12,200	1,098	3,442
2024	10,842	254	3,411
2025	10,770	254	3,398
2026	10,306	254	3,210
2027	9,161	254	2,805
Madison Centre contributed approximately $6.5 million of revenue and approximately $0.6 million of net income to the Company for the period from May 17, 2022 through June 30, 2022.

Dispositions
On March 31, 2022, the Company completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot Class A office property. 195 West Street contributed approximately $0.4 million of net income to the Company for the six months ended June 30, 2022 and contributed approximately $0.1 million and $0.3 million of net loss to the Company for the three and six months ended June 30, 2021, respectively.
On April 19, 2021, the Company entered into an agreement to acquire 11251 Roger Bacon Drive in Reston, Virginia for an aggregate purchase price of approximately $5.6 million. On April 7, 2022, the Company executed an agreement to assign its right to acquire 11251 Roger Bacon Drive to a third party for an assignment fee of approximately $6.9 million. Net cash proceeds totaled approximately $6.6 million and is reflected as Other income - assignment fee in the Company's Consolidated Statements of Operations. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property was 100% leased.
On June 15, 2022, the Company completed the sale of its suburban Virginia 95 Office Park properties located in Springfield, Virginia for an aggregate gross sale price of $127.5 million. Net cash proceeds totaled approximately $121.9 million, resulting in a gain on sale of real estate totaling approximately $96.2 million for BXP and approximately $99.5 million for BPLP. Virginia 95 Office Park consists of eleven Class A office/flex properties aggregating approximately 733,000 net rentable square feet. Virginia 95 Office Park contributed approximately $1.0 million and $2.3 million of net income to the Company for the period from April 1, 2022 through June 15, 2022 and the period from January 1, 2022 through June 15, 2022, respectively, and contributed approximately $1.9 million and $4.1 million of net income to the Company for the three and six months ended June 30, 2021, respectively.
Developments
On April 27, 2022, the Company entered into a 15-year lease agreement with AstraZeneca for approximately 570,000 net rentable square feet at the Company’s 290 Binney Street future development project. 290 Binney Street is part of the initial phase of a future life sciences development project located in the heart of Kendall Square in Cambridge, Massachusetts. The full project will consist of two buildings aggregating approximately 1.1 million rentable square feet of life sciences space and an approximately 400,000 square foot residential building. The lease and commencement of construction are subject to various conditions, some of which are not within the Company’s control. There can be no assurance that the conditions will be satisfied or that the Company will commence the development on the terms and schedule currently contemplated or at all.
On April 29, 2022, the Company partially placed in-service 2100 Pennsylvania Avenue, a Class A office project with approximately 480,000 net rentable square feet located in Washington, DC.
On May 13, 2022, the Company commenced the development of Reston Next Office Phase II, a Class A office project located in Reston, Virginia. When completed, the building will consist of approximately 90,000 net rentable square feet.
On June 29, 2022, the Company completed and fully placed in-service 325 Main Street, a Class A office project with approximately 414,000 net rentable square feet located in Cambridge, Massachusetts.
4. Leases
The Company must make estimates as to the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of clients’ accrued rent and accounts receivable balances, management considers client creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on clients’ businesses, and changes in clients’ payment patterns, on a lease-by-lease basis. There were no new write-offs related to accrued rent, net balances and accounts receivable, net balances for the three and six months ended June 30, 2022. However, during the three and six months ended June 30, 2022, the Company determined it was probable of collecting substantially all of certain clients’ accrued rent and account receivable balances and, therefore, ceased recognizing revenue from such clients on a cash basis. As a result of returning these clients to accrual basis accounting, the Company reinstated approximately $0.5 million and $1.5 million of accrued rent balances during the three and six months ended June 30, 2022, respectively. During the three and six months ended June 30, 2021, the Company wrote off approximately $0.9 million and $1.3 million, respectively, related to accrued rent, net balances and accounts receivable, net balances. The write-offs were for clients, primarily in the retail sector, that either terminated their leases or for which the Company determined their accrued rent and/or accounts receivable balances were no longer probable of collection. For information related to write-offs of accrued rent, net balances and accounts receivable, net balances and reinstatements of accrued rent balances for the Company’s unconsolidated joint ventures, see Note 5.
Lessor
The following table summarizes the components of lease revenue recognized during the three and six months ended June 30, 2022 and 2021 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Revenue	2022	2021	2022	2021
Fixed contractual payments	$601,351	$576,184	$1,200,958	$1,151,537
Variable lease payments	120,548	107,841	239,061	218,305
	$721,899	$684,025	$1,440,019	$1,369,842

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2022 and December 31, 2021:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		June 30, 2022	December 31, 2021
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(4,801)	$(1,205)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%		(38,503)	(15,356)
901 New York, LLC	901 New York Avenue	25.00%	(2)	(12,542)	(12,597)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	32,980	33,732
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(9,015)	(7,913)
501 K Street LLC	1001 6th Street	50.00%	(4)	42,691	42,576
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		49,403	48,980
Residential Tower Developer LLC	Hub50House	50.00%		42,019	47,774
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		11,974	11,505
Office Tower Developer LLC	100 Causeway Street	50.00%		59,425	57,687
1265 Main Office JV LLC	1265 Main Street	50.00%		3,234	3,541
BNY Tower Holdings LLC	Dock 72	50.00%		28,893	27,343
BNYTA Amenity Operator LLC	Dock 72	50.00%		902	1,069
CA-Colorado Center Limited Partnership	Colorado Center	50.00%		233,026	231,479
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		54,589	61,626
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		116,388	116,306
SMBP Venture LP	Santa Monica Business Park	55.00%		163,888	156,639
Platform 16 Holdings LP	Platform 16	55.00%	(5)	132,845	109,086
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(6)	305,236	327,148
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,045	27,106
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(7)	71,630	72,545
360 PAS Holdco LLC	360 Park Avenue South	42.21%	(8)	111,209	106,855
PR II/BXP Reston Gateway LLC	Reston Next Residential	20.00%	(5)(9)	11,140	N/A
751 Gateway Holdings LLC	751 Gateway	49.00%	(6)	56,477	N/A
				$1,490,133	$1,445,926
 _______________
(1)Investments with deficit balances aggregating approximately $64.9 million and $37.1 million at June 30, 2022 and December 31, 2021, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At June 30, 2022 and December 31, 2021, the Company’s economic ownership was approximately 50%.
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
(5)This entity is a VIE (See Note 2).
(6)On June 16, 2022, 751 Gateway was segregated from Gateway Commons into a single-purpose joint venture.
(7)The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities through which each partner owns its interest in the joint venture.
(8)The Company’s ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 5.837% indirect ownership in the joint venture, and (3) an additional 1% interest in each of the two entities through which each partner owns its interest in the joint venture. The Company’s partners will fund required capital until their aggregate investment is approximately 58% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests.

(9)The Company’s partner will fund required capital until their aggregate investment is approximately 80% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2022	December 31, 2021
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,748,274	$5,579,218
Other assets	646,872	586,470
Total assets	$6,395,146	$6,165,688
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,413,562	$3,214,961
Other liabilities (2)	657,692	652,135
Members’/Partners’ equity	2,323,892	2,298,592
Total liabilities and members’/partners’ equity	$6,395,146	$6,165,688
Company’s share of equity	$1,145,306	$1,104,175
Basis differentials (3)	344,827	341,751
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,490,133	$1,445,926
_______________
(1)At June 30, 2022 and December 31, 2021, this amount included right of use assets - finance leases totaling approximately $248.9 million. At June 30, 2022 and December 31, 2021, this amount included right of use assets - operating leases totaling approximately $21.7 million and $22.3 million, respectively.
(2)At June 30, 2022 and December 31, 2021, this amount included lease liabilities - finance leases totaling approximately $383.9 million and $385.5 million, respectively. At June 30, 2022 and December 31, 2021, this amount included lease liabilities - operating leases totaling approximately $30.4 million.
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

	June 30, 2022	December 31, 2021
Property	(in thousands)
Colorado Center	$303,261	$304,776
Gateway Commons	50,932	51,009
Dock 72	(49,195)	(50,051)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $64.9 million and $37.1 million at June 30, 2022 and December 31, 2021, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Total revenue (1)	$120,871	$91,226	$245,362	$178,492
Expenses
Operating	45,353	36,787	90,994	73,921
Transaction costs	811	—	811	7
Depreciation and amortization	43,293	33,627	87,957	67,730
Total expenses	89,457	70,414	179,762	141,658
Other income (expense)
Loss from early extinguishment of debt	—	—	(1,327)	—
Interest expense	(32,219)	(25,636)	(62,592)	(51,192)
Net income (loss)	$(805)	$(4,824)	$1,681	$(14,358)

Company’s share of net income (loss)	$1,082	$(2,137)	$4,476	$(5,777)
Gain on sale of investment (2)	—	—	—	10,257
Basis differential (3)	(1,136)	764	(2,341)	(628)
Income (loss) from unconsolidated joint ventures	$(54)	$(1,373)	$2,135	$3,852
_______________
(1)Includes straight-line rent adjustments of approximately $17.8 million and $5.0 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $45.3 million and $6.1 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, reinstatement of accrued rent balances totaled approximately $2.5 million.
(2)During the six months ended June 30, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.
(3)Includes straight-line rent adjustments of approximately $0.1 million for each of the three months ended June 30, 2022 and 2021, and approximately $0.2 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Also includes net above-/below-market rent adjustments of approximately $0.1 million for each of the three months ended June 30, 2022 and 2021, and approximately $0.2 million for each of the six months ended June 30, 2022 and 2021.
On January 18, 2022, a joint venture in which the Company has a 50% interest commenced the redevelopment of 651 Gateway located in South San Francisco, California. 651 Gateway is an office building that will be converted to approximately 327,000 net rentable square feet of life sciences space.
On February 2, 2022, a joint venture in which the Company has a 55% interest commenced the development of the first phase of Platform 16, a Class A office project located in San Jose, California, that is expected to contain approximately 1.1 million net rentable square feet upon completion. The first phase of the development projects includes the construction of an approximately 390,000 net rentable square foot Class A creative office building and a below-grade parking garage.
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
On April 18, 2022, a joint venture in which the Company has a 50% ownership interest extended the maturity date of the construction loan collateralized by its Hub50House property to June 19, 2022. At the time of the extension, the outstanding balance of the loan totaled approximately $176.5 million, bore interest at a variable rate equal to LIBOR plus 2.00% per annum and was scheduled to mature on April 19, 2022. On June 17, 2022, the joint venture repaid the existing construction loan and obtained a new mortgage loan. The new mortgage loan has a principal balance of $185.0 million, bears interest at a variable rate equal to SOFR plus 1.35% per annum and matures on June 17, 2032. At closing, the joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts. In conjunction with the new mortgage loan, the joint venture paid off the existing construction loan. At the time of the payoff of the construction loan, the outstanding balance of the loan totaled approximately $176.7 million. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $6.8 million, of which the Company’s share totaled approximately $3.4 million. Hub50House is a residential property that consists of approximately 320,000 net rentable square feet and 440 residential units located in Boston, Massachusetts.
On May 13, 2022, the Company entered into a joint venture with a third party to own, operate and develop Reston Next Residential located in Reston, Virginia. Reston Next Residential is expected to consist of 508 residential rental units upon completion. The Company contributed approximately $11.3 million of improvements at closing and will contribute cash totaling approximately $3.5 million in the future for its 20% ownership interest in the joint venture. The partner contributed approximately $0.5 million of cash at closing and will contribute cash totaling approximately $58.7 million in the future for its 80% ownership interest in the joint venture. As a result of the partner’s deferred contribution, as of the acquisition date, the Company owned an approximately 96% interest in the joint venture. On May 13, 2022, the joint venture commenced development and entered into a construction loan collateralized by the property. The construction loan has a principal amount of up to $140.0 million, bears interest at a variable rate equal to SOFR plus 2.00% per annum and matures on May 13, 2026, with two, one-year extension options, subject to certain conditions. As of June 30, 2022, no amounts had been drawn under the loan.
On June 16, 2022, the Company entered into a joint venture with a third party to own, operate and develop 751 Gateway, a laboratory building located in South San Francisco, California, that is expected to be approximately 231,000 net rentable square feet upon completion. 751 Gateway was previously part of the Company’s Gateway Commons joint venture. The Company contributed assets with an agreed upon value aggregating approximately $53.9 million and cash totaling approximately $2.6 million for its 49% ownership interest in the joint venture. The partner contributed assets with an agreed upon value aggregating approximately $53.9 million and cash totaling approximately $4.9 million for its 51% ownership interest in the joint venture.
6. Unsecured Term Loan
On May 17, 2022, BPLP entered into an unsecured credit agreement (the “Unsecured Term Loan”) providing for a single borrowing of up to $730.0 million. The Unsecured Term Loan matures on May 16, 2023.
At BPLP’s option, the Unsecured Term Loan will bear interest at a rate per annum equal to (A) (1) a base rate per annum equal to the greater of (a) the federal funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) term SOFR plus 1.00% and (d) 1.00%, or (2) a term SOFR rate per annum equal to the forward-looking SOFR term rate administered by CME Group Benchmark Administration (“CME”) two business days prior to the commencement of such interest period; or if the rate is unavailable, then the forward-looking SOFR term rate administered by CME on the first business day immediately prior thereto, in each case, plus 0.10%, and (B) a margin ranging from 0 to 160 basis points based on BPLP’s credit rating.
On May 17, 2022, BPLP exercised its option to draw $730.0 million under the Unsecured Term Loan (See Note 3). As of June 30, 2022, the Unsecured Term Loan bears interest at a variable rate equal to term SOFR plus 0.95% per annum based on BPLP’s credit rating at June 30, 2022. At June 30, 2022, BPLP had $730.0 million outstanding under the Unsecured Term Loan.
The Unsecured Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay any outstanding amount under the Unsecured Term Loan. Among other covenants, the Unsecured Term Loan requires that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At June 30, 2022, BPLP was in compliance with each of these financial and other covenant requirements.
7. Commitments and Contingencies
General
In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence. In addition, in the normal course of business, the Company guarantees to certain clients the obligations of its subsidiaries for the payment of tenant improvement allowances and brokerage commissions in connection with their leases and limited costs arising from delays in delivery of their premises.
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $26.4 million at June 30, 2022.
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
From time to time, the Company (or ventures in which the Company has an ownership interest) has agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders, clients and other third parties for the completion of development projects. The Company has agreements with its outside or joint venture partners whereby the partners agree to reimburse the joint venture for their share of any payments made under the guarantee. In some cases, the Company earns a fee from the applicable joint venture for providing the guarantee.
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2022, the maximum funding obligation under the guarantee was approximately $16.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of June 30, 2022, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
In connection with the development of the 7750 Wisconsin Avenue office property located in Bethesda, Maryland, the Company entered into agreements with affiliates of The Bernstein Companies (the Company’s partner in the 7750 Wisconsin Avenue joint venture) under which the Company could be required to act as a mezzanine and/or mortgage lender and finance the construction of the hotel property being developed by an affiliate of The Bernstein Companies adjacent to the office property.   An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from the Company under such agreements, and the Company provided the financing on June 1, 2020. The financing bore interest at a fixed rate of 8.00% per annum, compounded monthly, and was scheduled to mature on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property was substantially completed. On June 27, 2022, the borrower repaid the loan in full, including approximately $1.6 million of accrued interest. The financing was recorded as Note Receivable, Net in the Company’s Consolidated Balance Sheets.
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company was required pursuant to the local zoning ordinance and urban renewal plan to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property. The zoning ordinance and urban renewal plan were each amended to decouple the residential requirement from the occupancy of the 325 Main Street property. 325 Main Street consisted of an approximately 115,000 net rentable square foot Class A office property that was demolished and redeveloped into an approximately 414,000 net rentable square foot Class A office property. While the amendment to the urban renewal plan is subject to completion of administrative processes, the City of Cambridge issued a temporary certificate of occupancy in the second quarter of 2022 (See Note 3).
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
The Company also currently carries earthquake insurance on its properties located in areas known to be subject to earthquakes. Specifically, the Company currently carries earthquake insurance which covers its San Francisco and Los Angeles regions with a $330 million per occurrence limit, and a $330 million annual aggregate limit, $30 million of which is provided by IXP, as a direct insurer. This insurance is subject to a deductible in the amount of 3% of the value of the affected property. In addition, the Company currently carries earthquake insurance which covers its Seattle region with a $110 million per occurrence limit, and a $110 million annual aggregate limit. This insurance is subject to a deductible in the amount of 2% of the value of the affected property. The amount of the Company’s earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact the Company’s ability to finance properties subject to earthquake risk. The Company may discontinue earthquake insurance or change the structure of its earthquake insurance program on some or all of its properties in the future if the premiums exceed the Company’s estimation of the value of the coverage.
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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2022, the noncontrolling interests in BPLP consisted of 16,539,178 OP Units, 1,685,357 LTIP Units (including 466,233 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2019 (i.e., 2012 OPP and 2013 - 2019 MYLTIP awards)), 203,278 2020 MYLTIP Units, 351,218 2021 MYLTIP Units and 253,627 2022 MYLTIP Units held by parties other than BXP.
Noncontrolling Interest—Common Units
During the six months ended June 30, 2022, 152,451 OP Units were presented by the holders for redemption (including an aggregate of 47,771 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At June 30, 2022, BPLP had outstanding 203,278 2020 MYLTIP Units, 351,218 2021 MYLTIP Units and 253,627 2022 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2021 MYLTIP and 2022 MYLTIP only, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on Common Stock, less the distributions actually paid during the performance period on all of the awarded 2021 MYLTIP Units and 2022 MYLTIP Units.
On February 4, 2022, the measurement period for the Company’s 2019 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2018 MYLTIP Units and, after the February 4, 2022 measurement date, the 2019 MYLTIP Units) and its distributions on the 2019 MYLTIP Units (prior to the February 4, 2022 measurement date) and 2020 - 2022 MYLTIP Units (after the February 1, 2022 issuance date of the 2022 MYLTIP Units) that occurred during the six months ended June 30, 2022:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 30, 2022	July 29, 2022	$0.98	$0.098
March 31, 2022	April 29, 2022	$0.98	$0.098
December 31, 2021	January 28, 2022	$0.98	$0.098

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
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (LTIP Units (including the 2012 OPP Units and 2013 - 2019 MYLTIP Units) assuming that all conditions had been met for the conversion thereof) had all of such units been redeemed at June 30, 2022 was approximately $1.6 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $88.98 per share on June 30, 2022.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at each of June 30, 2022 and December 31, 2021 are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
9. Stockholders’ Equity / Partners’ Capital
BXP
As of June 30, 2022, BXP had 156,726,430 shares of Common Stock outstanding.
As of June 30, 2022, BXP owned 1,749,510 general partnership units and 154,976,920 limited partnership units in BPLP.
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
During the six months ended June 30, 2022, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock.
During the six months ended June 30, 2022, BXP issued 152,451 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2022 and during the six months ended June 30, 2021:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 30, 2022	July 29, 2022	$0.98	$0.98
March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98

June 30, 2021	July 30, 2021	$0.98	$0.98
March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98
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
The following table presents BXP’s dividend per share on its Series B Preferred Stock paid during the six months ended June 30, 2021:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125
10. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three and six months ended June 30, 2022 and 2021.

BXP

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$222,989	$111,703	$366,044	$203,372
Add:
Preferred stock redemption charge	—	—	—	6,412
Preferred dividends	—	—	—	2,560
Noncontrolling interest—common units of the Operating Partnership	25,708	12,383	42,061	23,422
Noncontrolling interests in property partnerships	18,546	17,164	36,095	33,631
Interest expense	104,142	106,319	205,370	214,221
Losses from early extinguishment of debt	—	—	—	898
Net operating income from unconsolidated joint ventures	35,710	25,417	73,031	50,212
Depreciation and amortization expense	183,146	183,838	360,770	360,403
Transaction costs	496	751	496	1,082
Payroll and related costs from management services contracts	3,239	2,655	7,304	6,160
General and administrative expense	34,665	38,405	77,859	83,364
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,862	46,287	94,917	90,663
Gains (losses) from investments in securities	(4,716)	2,275	(6,978)	3,934
Other income - assignment fee	6,624	—	6,624	—
Interest and other income (loss)	1,195	1,452	2,423	2,620
Gains on sales of real estate	96,247	7,756	118,948	7,756
Income (loss) from unconsolidated joint ventures	(54)	(1,373)	2,135	3,852
Direct reimbursements of payroll and related costs from management services contracts	3,239	2,655	7,304	6,160
Development and management services revenue	6,354	7,284	12,185	14,087
Company’s share of Net Operating Income	$471,890	$432,299	$931,472	$856,665

BPLP

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$253,788	$125,846	$415,617	$231,619
Add:
Preferred unit redemption charge	—	—	—	6,412
Preferred distributions	—	—	—	2,560
Noncontrolling interests in property partnerships	18,546	17,164	36,095	33,631
Interest expense	104,142	106,319	205,370	214,221
Losses from early extinguishment of debt	—	—	—	898
Net operating income from unconsolidated joint ventures	35,710	25,417	73,031	50,212
Depreciation and amortization expense	181,416	182,078	357,302	355,578
Transaction costs	496	751	496	1,082
Payroll and related costs from management services contracts	3,239	2,655	7,304	6,160
General and administrative expense	34,665	38,405	77,859	83,364
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,862	46,287	94,917	90,663
Gains (losses) from investments in securities	(4,716)	2,275	(6,978)	3,934
Other income - assignment fee	6,624	—	6,624	—
Interest and other income (loss)	1,195	1,452	2,423	2,620
Gains on sales of real estate	99,608	7,756	122,992	7,756
Income (loss) from unconsolidated joint ventures	(54)	(1,373)	2,135	3,852
Direct reimbursements of payroll and related costs from management services contracts	3,239	2,655	7,304	6,160
Development and management services revenue	6,354	7,284	12,185	14,087
Company’s share of Net Operating Income	$471,890	$432,299	$931,472	$856,665
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), less the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures does not include its share of losses from early extinguishment of debt from unconsolidated joint ventures, gains on sales of real estate from unconsolidated joint ventures and gain on sale of investment from unconsolidated joint ventures, both of which are included within Income (Loss) From Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred stock/unit redemption charge, preferred dividends/distributions, interest expense, losses from early extinguishment of debt, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
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
Parking and other revenue for the three months ended June 30, 2022 increased by approximately $12.1 million compared to the three months ended June 30, 2021. Parking and other revenue for the six months ended June 30, 2022 increased by approximately $16.9 million compared to 2021. These increases were primarily in transient and monthly parking revenue.

Information by geographic area and property type (dollars in thousands):
For the three months ended June 30, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$244,936	$—	$254,264	$133,707	$6,472	$95,954	$735,333
Residential	3,748	—	—	5,850	—	7,314	16,912
Hotel	12,089	—	—	—	—	—	12,089
Total	260,773	—	254,264	139,557	6,472	103,268	764,334
% of Grand Totals	34.11%	—%	33.27%	18.26%	0.85%	13.51%	100.00%
Rental Expenses:
Office	87,027	—	95,363	45,201	1,680	34,759	264,030
Residential	1,492	—	—	5,145	—	3,181	9,818
Hotel	6,444	—	—	—	—	—	6,444
Total	94,963	—	95,363	50,346	1,680	37,940	280,292
% of Grand Totals	33.88%	—%	34.02%	17.96%	0.60%	13.54%	100.00%
Net operating income	$165,810	$—	$158,901	$89,211	$4,792	$65,328	$484,042
% of Grand Totals	34.25%	—%	32.83%	18.43%	0.99%	13.50%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,377)	—	(36,485)	—	—	—	(47,862)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,134	13,247	18	3,183	1,944	9,184	35,710
Company’s share of net operating income	$162,567	$13,247	$122,434	$92,394	$6,736	$74,512	$471,890
% of Grand Totals	34.44%	2.81%	25.95%	19.58%	1.43%	15.79%	100.00%
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

Information by geographic area and property type (dollars in thousands):
For the six months ended June 30, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$487,014	$—	$511,134	$266,082	$6,472	$191,519	$1,462,221
Residential	7,344	—	—	8,241	—	14,293	29,878
Hotel	16,646	—	—	—	—	—	16,646
Total	511,004	—	511,134	274,323	6,472	205,812	1,508,745
% of Grand Totals	33.87%	—%	33.88%	18.18%	0.43%	13.64%	100.00%
Rental Expenses:
Office	177,555	—	191,703	88,609	1,680	68,306	527,853
Residential	2,929	—	—	7,013	—	6,308	16,250
Hotel	11,284	—	—	—	—	—	11,284
Total	191,768	—	191,703	95,622	1,680	74,614	555,387
% of Grand Totals	34.53%	—%	34.52%	17.22%	0.30%	13.43%	100.00%
Net operating income	$319,236	$—	$319,431	$178,701	$4,792	$131,198	$953,358
% of Grand Totals	33.49%	—%	33.51%	18.74%	0.50%	13.76%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(23,112)	—	(71,805)	—	—	—	(94,917)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	17,827	27,004	(138)	6,364	3,899	18,075	73,031
Company’s share of net operating income	$313,951	$27,004	$247,488	$185,065	$8,691	$149,273	$931,472
% of Grand Totals	33.70%	2.90%	26.57%	19.87%	0.93%	16.03%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the six months ended June 30, 2021:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Office	$459,974	$—	$502,346	$256,779	$167,025	$1,386,124
Residential	6,176	—	—	1,011	11,751	18,938
Hotel	2,193	—	—	—	—	2,193
Total	468,343	—	502,346	257,790	178,776	1,407,255
% of Grand Totals	33.28%	—%	35.70%	18.32%	12.70%	100.00%
Rental Expenses:
Office	158,046	—	192,047	81,203	62,741	494,037
Residential	2,890	—	—	3,230	5,935	12,055
Hotel	4,047	—	—	—	—	4,047
Total	164,983	—	192,047	84,433	68,676	510,139
% of Grand Totals	32.34%	—%	37.65%	16.55%	13.46%	100.00%
Net operating income	$303,360	$—	$310,299	$173,357	$110,100	$897,116
% of Grand Totals	33.82%	—%	34.59%	19.32%	12.27%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(20,800)	—	(69,863)	—	—	(90,663)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	5,905	26,457	(621)	7,060	11,411	50,212
Company’s share of net operating income	$288,465	$26,457	$239,815	$180,417	$121,511	$856,665
% of Grand Totals	33.68%	3.09%	27.99%	21.06%	14.18%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.
11. Earnings Per Share / Common Unit
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

	Three months ended June 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$222,989	156,720	$1.42
Allocation of undistributed earnings to participating securities	(267)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	222,722	156,720	1.42
Effect of Dilutive Securities:
Stock Based Compensation	—	472	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$222,722	157,192	$1.42

	Three months ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$111,703	156,107	$0.72
Effect of Dilutive Securities:
Stock Based Compensation	—	412	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$111,703	156,519	$0.71

	Six months ended June 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$366,044	156,685	$2.33
Allocation of undistributed earnings to participating securities	(236)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	365,808	156,685	2.33
Effect of Dilutive Securities:
Stock Based Compensation	—	413	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$365,808	157,098	$2.33

	Six months ended June 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$203,372	156,016	$1.30
Effect of Dilutive Securities:
Stock Based Compensation	—	291	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$203,372	156,307	$1.30
BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2019 MYLTIP Units required, and the 2020 - 2022 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,672,000 and 17,043,000 redeemable common units for the three months ended June 30, 2022 and 2021, respectively, and 17,638,000 and 17,018,000 redeemable common units for the six months ended June 30, 2022 and 2021, respectively.

	Three months ended June 30, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$253,788	174,392	$1.45
Allocation of undistributed earnings to participating securities	(297)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	253,491	174,392	1.45
Effect of Dilutive Securities:
Stock Based Compensation	—	472	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$253,491	174,864	$1.45

	Three months ended June 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$125,846	173,150	$0.73
Effect of Dilutive Securities:
Stock Based Compensation	—	412	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$125,846	173,562	$0.73

	Six months ended June 30, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$415,617	174,323	$2.38
Allocation of undistributed earnings to participating securities	(263)	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$415,354	174,323	$2.38
Effect of Dilutive Securities:
Stock Based Compensation	—	413	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$415,354	174,736	$2.38

	Six months ended June 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$231,619	173,034	$1.34
Effect of Dilutive Securities:
Stock Based Compensation	—	291	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$231,619	173,325	$1.34
12. Stock Option and Incentive Plan
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
Total earned awards under the 2022 MYLTIP, if any, will equal the sum of the number of LTIP Units earned under the first and second components and will range from zero to a maximum of 254,061 LTIP Units with a target of approximately 127,031 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 100% on January 31, 2025, but may not be converted, redeemed, sold or otherwise transferred for one additional year thereafter. Vesting will be accelerated in the event of a change in control, termination of employment by BXP without cause, or termination of employment by the award recipient for good reason, death, disability or retirement. If there is a change of control prior to January 31, 2025, earned awards will be calculated based on TSR performance up to the date of the change of control. The 2022 MYLTIP awards are in the form of LTIP Units issued on the grant date, and they are subject to forfeiture to the extent awards are not earned. Prior to the performance measurement date holders of the 2022 MYLTIP Units are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Following the completion of the three-year performance period, the Company will also make a “catch-up” cash payment on the 2022 MYLTIP Units that are ultimately earned in an amount equal to the regular and special distributions, if any, declared during the performance period on BXP’s Common Stock, less the distributions actually paid to holders of 2022 MYLTIP Units during the performance period on all of the awarded 2022 MYLTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2022 MYLTIP awards have an aggregate value of approximately $17.3 million, which amount will generally be amortized into earnings under the graded vesting method.
On February 4, 2022, the measurement period for the Company’s 2019 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.
During the six months ended June 30, 2022, BXP issued 37,871 shares of restricted common stock and BPLP issued 261,421 LTIP Units and 254,061 2022 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2022 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the six months ended June 30, 2022 were valued at approximately $4.3 million ($113.58 per share weighted-average). The LTIP Units granted were valued at approximately $28.2 million (approximately $108.02 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.71% and an expected price volatility of 31.0%. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $14.6 million and $14.0 million for the three months ended June

30, 2022 and 2021, respectively, and $35.5 million and $33.8 million for the six months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there was (1) an aggregate of approximately $29.5 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2019 MYLTIP Units and (2) an aggregate of approximately $9.6 million of unrecognized compensation expense related to unvested 2020 - 2022 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.1 years.
13. Subsequent Events
The Company has evaluated subsequent events and transactions through August 5, 2022, the date the Consolidated Financial Statements were available to be issued. There were no events or transactions that occurred that would require recognition or disclosure in the Consolidated Financial Statements.

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. The forward-looking statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that forward-looking statements are based on current beliefs, expectations of future events and assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. Should one or more of these known or unknown risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.

The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the impact on global and U.S. economic conditions due to the ongoing COVID-19 pandemic, the ongoing war in Ukraine, continuing inflation, increasing interest rates, and supply-chain disruptions, as well as the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 including those described under the caption “Risk Factors,” (ii) our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022 including those described under the caption “Risk Factors,” (iii) our subsequent filings under the Exchange Act and (iv) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the risks and uncertainties related to the impact of (1) the COVID-19 global pandemic, including the emergence of additional variants, the effectiveness, availability and distribution of vaccines, including their efficacy against new variant strains and the willingness of individuals to be vaccinated, (2) the impact of geopolitical conflicts, including the war in Ukraine, and (3) the severity and duration of the indirect economic impacts of the foregoing, such as recession, supply chain disruptions, labor market disruptions, rising inflation, increasing interest rates, dislocation and volatility in capital markets, job losses, potential longer-term changes in consumer and client behavior, as well as possible future governmental responses;
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
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, client space utilization, dependence on clients’ financial condition, and competition from other developers, owners and operators of real estate);
•failure to manage effectively our growth and expansion into new markets and sub-markets or to integrate acquisitions and developments successfully;
•the ability of our joint venture partners to satisfy their obligations;

•risks and uncertainties affecting property development and construction (including, without limitation, rising inflation, supply chain disruptions, labor shortages, construction delays, increased construction costs, cost overruns, inability to obtain necessary permits, client accounting considerations that may result in negotiated lease provisions that limit a client’s liability during construction, and public opposition to such activities);
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of June 30, 2022) in the United States that develops, owns, and manages primarily Class A office properties. Our properties are concentrated in six markets in the United States - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing Class A office space to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other client’s expansion rights and general economic factors.

Our core strategy has always been to develop, acquire and manage the highest quality properties in supply-constrained markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients. Historically, these factors have minimized our exposure in weaker economic cycles and enhanced revenues as market conditions improve. Our client base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.9 years, as of June 30, 2022, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our 20 largest clients, based on leased square footage, was approximately 11.2 years as of June 30, 2022.
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
•our reputation as a premier developer, owner and manager of the highest quality Class A office properties in our markets;
•our financial strength and our ability to maintain high building standards; and
•our relationships with local brokers.
Outlook
Over the last quarter, the economic conditions in the U.S. and globally have deteriorated, primarily due to rising inflation. As inflation continued to reach new highs, it set off a chain reaction of events, beginning with the Federal Reserve taking and signaling severe tightening measures, interest rates rising across the yield curve, volatility and losses in the public equity and debt markets, and now increasing concerns that the U.S. economy may experience a recession. This evolving operating environment impacts BXP’s operating activities as:
•business leaders may generally become more reticent to make large capital allocation decisions, such as entry into a new lease, given the uncertain economic environment;
•our capital costs have increased due to higher interest rates and credit spreads, and private market debt financing, both for construction and existing assets, is significantly more challenging to arrange; and
•construction costs have increased for new development and, although the costs for our active development pipeline are, at this stage, relatively fixed, the cost of potential future developments continues to increase.
Despite the challenging economic environment, we have continued to sign new leases above our historical volumes and our occupancy has increased by 90 basis points since June 30, 2021. Additionally, there is increasing evidence that many businesses have or will tighten up in-person work policies as economic conditions worsen. Many of these companies increased their workforce during the pandemic without increasing their available space. We expect these factors to help offset, at least partially, the recessionary headwinds to space demand.
In light of the foregoing, we are positioning BXP for relative success, regardless of the economic trajectory, by managing our leverage while continuing to selectively invest (including both acquisitions and developments) in premium Class A office and lab opportunities. We remain focused on the following priorities:
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
•managing our near-term debt maturities and overall leverage; and
•actively managing our operations in a sustainable and responsible manner.

The following is an overview of leasing and investment activity in the second quarter of 2022.
Leasing Activity and Occupancy
In the second quarter of 2022, we signed approximately 1.9 million square feet of new leases and renewals, our strongest leasing quarter since the third quarter of 2019 and approximately 140% of our historical 10-year average for the second quarter. These leases have a weighted-average lease term of approximately 10.9 years, indicating that many new and existing clients continue to commit to the long-term use of space and view our properties as their preferred choice for a premium Class A office environment.
The overall occupancy of our in-service office and retail properties was 89.5% at June 30, 2022, an increase of 40 basis points from March 31, 2022 and our third consecutive quarter of occupancy growth. We expect a slight decline in occupancy over the next few quarters as we wait for recently signed leases covering approximately 975,000 square feet of currently vacant space to commence. Only 4.7% of the square footage in our in-service portfolio expires in 2023 and, based on our current leasing activity, we expect occupancy to increase slightly in 2023 from this quarter’s level.
Our parking and other revenue continue to grow as activity levels increase at our properties and in the cities where they are located. Our parking revenue in the second quarter of 2022 exceeded 90% of its pre-pandemic run rate. Similarly, our hotel property, the Boston Marriott Cambridge, experienced a better-than-projected increase in revenue and revenue returned back to the pre-pandemic level we saw in the second quarter of 2019.
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
Consistent with this strategy, on May 17, 2022, we completed the acquisition of Madison Centre in Seattle, Washington, for a gross purchase price of $730.0 million. Madison Centre is an approximately 755,000 square foot, 37-story, LEED-Platinum certified, Class A office property. Madison Centre was constructed in 2017, is approximately 93% leased as of June 30, 2022, and is considered one of the highest quality buildings in Seattle. The acquisition was completed with a $730.0 million unsecured term loan that matures on May 16, 2023. As of June 30, 2022, the term loan bears interest at a variable rate equal to term SOFR plus 0.95% per annum.
In June 2022, we completed and fully placed in-service 325 Main Street, a Class A office building with approximately 414,000 square feet of office and retail space located in Cambridge, Massachusetts. The office component, comprising approximately 380,000 square feet, is 100% leased.
As of June 30, 2022, our development/redevelopment pipeline consists of 12 properties that, when completed, we expect will total approximately 4.2 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.6 billion, of which approximately $1.1 billion remained to be invested. The total development pipeline, inclusive of both office and lab/life sciences developments, but excluding the View Boston Observatory at the Prudential Center and Reston Next Residential, is 49% pre-leased as of August 2, 2022. The office development projects, which total approximately 2.5 million square feet, are approximately 49% pre-leased, as of August 2, 2022, to predominately credit-strong clients with long-lease terms. We have approximately $1.4 billion (our share) of developments delivering through the second quarter of 2023 that are approximately 81% pre-leased, excluding the View Boston Observatory at the Prudential Center and as of August 2, 2022, and are expected to contribute to our revenue growth in 2023.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. In June 2022, we completed the sale of Virginia 95 Office Park, a portfolio of 11 suburban office properties aggregating approximately 733,000 net rentable square feet, located in Springfield, Virginia, for an aggregate gross sale price of $127.5 million. Net cash proceeds totaled approximately $121.9 million and BXP recognized a gain on sale of real estate totaling approximately $96.2 million. Total dispositions for 2022 could exceed $850 million, allowing BXP to both raise incremental liquidity and reallocate capital on a tax efficient basis from the Washington, DC market to the Seattle market. There is no assurance that we will be able to dispose of these assets on the terms or timeline currently contemplated or at all.

A brief overview of each of our markets follows.
Boston
During the second quarter of 2022, we signed approximately 1.3 million square feet of leases and approximately 1.6 million square feet of leases commenced. Approximately 1.1 million square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 24% over the prior leases.
Our Boston CBD in-service portfolio was approximately 94% leased as of June 30, 2022.
Our approximately 2.4 million square foot in-service office portfolio in Cambridge, including our newly placed in-service 325 Main Street property, was approximately 98% leased as of June 30, 2022. In April of 2022, we signed an approximately 570,000 square foot lease with AstraZeneca to lease the entirety of the first phase of the future life sciences development at 290 Binney Street. This future development site is located in the heart of Kendall Square and, when all phases are complete, will be comprised of approximately 1.1 million square feet of life sciences space and a 400,000 square foot residential building. This lease is subject to various conditions, some of which are not within our control. There can be no assurance the conditions will be satisfied or that we will commence the development on the terms and schedule currently contemplated or at all.
Waltham and the area surrounding the Route 128-Mass Turnpike interchange continue to be a popular submarket of Boston for leading and emerging companies in the life sciences, biotechnology and technology sectors. Our Route 128-Mass Turnpike portfolio is comprised of approximately 4.8 million square feet and was approximately 84% leased as of June 30, 2022. We currently have three life sciences developments and redevelopments under way in Waltham that average 51% pre-leased as of August 2, 2022, and that are expected to stabilize by the end of 2024. Among these projects is 880 Winter Street, which is 97% pre-leased as of August 2, 2022, and we expect to deliver this project in the fourth quarter of 2022.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of June 30, 2022, our LA in-service properties were approximately 93% leased.
New York
During the second quarter of 2022, we executed approximately 294,000 square feet of leases in the New York region and approximately 166,000 square feet of leases commenced. Approximately 130,000 square feet of the leases that commenced in the second quarter had been vacant for less than one year and they represent a decrease in net rental obligations of approximately 17% over the prior leases. The most significant transaction completed in the second quarter of 2022 was an approximately 125,000 square foot lease at 767 Fifth Avenue (The General Motors Building) in New York City, New York. As of June 30, 2022, our New York CBD in-service portfolio was approximately 90% leased.
San Francisco
During the second quarter of 2022, we executed approximately 175,000 square feet of leases and approximately 136,000 square feet of leases commenced in the San Francisco region. Approximately 119,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 21% over the prior leases.
Our San Francisco CBD in-service properties were approximately 90% leased as of June 30, 2022.
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 780,000 square foot property of which we own 33.67%, and the newly acquired Madison Centre, an approximately 755,000 square foot property. As of June 30, 2022, our Seattle in-service properties were approximately 89% leased. The most significant leasing transaction in the second quarter of 2022 was an approximately 60,000 square foot lease for the top three vacant floors at Safeco Plaza. When we acquired the asset in 2021, our plan included a major repositioning of the public and amenity spaces at the 4th and 3rd Avenue street planes. We believe our repositioning plans for the building, combined with our proven track record of creating great spaces and places, allowed us to market to, and enter into a lease with, an important West Coast client for space at Safeco Plaza.
Washington, DC
During the second quarter of 2022, we executed approximately 81,000 square feet of leases and approximately 296,000 square feet of leases commenced in the Washington, DC region. Approximately 159,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 16% over the prior leases. Our Washington, DC CBD in-service properties were approximately 85% leased as of June 30, 2022.
On April 29, 2022, we partially placed in-service 2100 Pennsylvania Avenue, a Class A office project with approximately 480,000 net rentable square feet located in Washington, DC. The project is 61% pre-leased as of August 2, 2022, and we are negotiating leases for an additional 95,000 square feet, which, if signed, will increase our percentage pre-leased to greater than 80%.
A significant component of our Washington DC regional portfolio is in Reston Town Center, an award winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. Our Reston, Virginia properties were approximately 95% leased as of June 30, 2022.
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three and six months ended June 30, 2022:

	Three months ended June 30, 2022	Six months ended June 30, 2022
	(Square Feet)
Vacant space available at the beginning of the period	5,143,538	5,340,029
Property dispositions/properties taken out of service (1)	(185,298)	(280,478)
Vacant space in properties acquired (2)	77,581	77,581
Properties placed (and partially placed) in-service (3)	420,553	831,243
Leases expiring or terminated during the period	1,918,961	3,016,764
Total space available for lease	7,375,335	8,985,139
1st generation leases	423,150	975,880
2nd generation leases with new clients	887,859	1,575,515
2nd generation lease renewals	1,044,390	1,413,808
Total space leased (4)	2,355,399	3,965,203
Vacant space available for lease at the end of the period	5,019,936	5,019,936

Leases executed during the period, in square feet (5)	1,932,879	3,112,471

Second generation leasing information: (6)
Leases commencing during the period, in square feet	1,932,249	2,989,323
Weighted Average Lease Term	111 Months	97 Months
Weighted Average Free Rent Period	92 Days	107 Days
Total Transaction Costs Per Square Foot (7)	$71.73	$65.81
Increase in Gross Rents (8)	9.62%	5.51%
Increase in Net Rents (9)	14.73%	8.27%
 __________________
(1)Total vacant square feet of properties taken out of service during the three months ended June 30, 2022 consists of 185,298 square feet at Virginia 95 Office Park. Total vacant square feet of properties taken out of service and property dispositions during the six months ended June 30, 2022 consists of 95,180 square feet at 651 Gateway and 185,298 square feet at Virginia 95 Office Park.

(2)Total vacant square feet of properties acquired during the three and six months ended June 30, 2022 consists of 77,581 square feet at Madison Centre.
(3)Total vacant square feet of properties placed (and partially placed) in-service during the three months ended June 30, 2022 consists of 6,545 square feet at 2100 Pennsylvania Avenue and 414,008 square feet at 325 Main Street. Total square feet of properties placed (and partially placed) in-service during the six months ended June 30, 2022 consists of 410,690 square feet at Reston Next, 6,545 square feet at 2100 Pennsylvania Avenue and 414,008 square feet at 325 Main Street.
(4)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2022.
(5)Represents leases executed during the three and six months ended June 30, 2022 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the three and six months ended June 30, 2022 is 243,004 and 564,921, respectively.
(6)Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,932,249 and 2,989,323 square feet of second generation leases that commenced during the three and six months ended June 30, 2022, respectively, leases for 1,689,245 and 2,424,402 square feet, respectively, were signed in prior periods.
(7)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(8)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,565,183 and 2,299,208 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2022, respectively; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(9)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,565,183 and 2,299,208 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2022, respectively.
Transactions during the three months ended June 30, 2022 included the following:
Acquisition activity
•On May 17, 2022, we completed the acquisition of Madison Centre in Seattle, Washington for a net purchase price, including transaction costs, of approximately $724.3 million. The acquisition was completed using the proceeds from BPLP’s $730.0 million unsecured term loan (See Note 6 to the Consolidated Financial Statements). Madison Centre is an approximately 755,000 net rentable square foot, 37-story, LEED-Platinum certified, Class A office property.
Disposition activities
•On April 19, 2021, we entered into an agreement to acquire 11251 Roger Bacon Drive in Reston, Virginia for an aggregate purchase price of approximately $5.6 million. On April 7, 2022, we executed an agreement to assign our right to acquire 11251 Roger Bacon Drive to a third party for an assignment fee of approximately $6.9 million. Net cash proceeds totaled approximately $6.6 million and is reflected as Other income - assignment fee in the Company's Consolidated Statements of Operations. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property was 100% leased.
•On June 15, 2022, we completed the sale of our suburban Virginia 95 Office Park properties located in Springfield, Virginia for an aggregate gross sale price of $127.5 million. Net cash proceeds totaled approximately $121.9 million, resulting in a gain on sale of real estate totaling approximately $96.2 million for BXP and approximately $99.5 million for BPLP. Virginia 95 Office Park consists of eleven Class A office/flex properties aggregating approximately 733,000 net rentable square feet.
Development activities
•On April 27, 2022, we entered into a 15-year lease agreement with AstraZeneca for approximately 570,000 net rentable square feet at our 290 Binney Street future development project. 290 Binney Street is part of the initial phase of a future life sciences development project located in the heart of Kendall Square in Cambridge, Massachusetts. The full project will consist of two buildings aggregating approximately 1.1 million rentable square feet of life sciences space and an approximately 400,000 square foot residential building. The lease and commencement of construction are subject to various conditions, some of which are not within our control. There can be no assurance that the conditions will be satisfied or that we will commence the development on the terms and schedule currently contemplated or at all.
•On April 29, 2022, we partially placed in-service 2100 Pennsylvania Avenue, a Class A office project with approximately 480,000 net rentable square feet located in Washington, DC.
•On May 13, 2022, we commenced the development of Reston Next Office Phase II, a Class A office project located in Reston, Virginia. When completed, the building will consist of approximately 90,000 net rentable square feet.
•On June 29, 2022, we completed and fully placed in-service 325 Main Street, a Class A office project with approximately 414,000 net rentable square feet located in Cambridge, Massachusetts.
Unconsolidated joint venture activities
•On April 18, 2022, a joint venture in which we have a 50% ownership interest extended the maturity date of the construction loan collateralized by its Hub50House property to June 19, 2022. At the time of the extension, the outstanding balance of the loan totaled approximately $176.5 million, bore interest at a variable rate equal to LIBOR plus 2.00% per annum and was scheduled to mature on April 19, 2022. On June 17, 2022, the joint venture repaid the existing construction loan and obtained a new mortgage loan. The new mortgage loan has a principal balance of $185.0 million, bears interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.35% per annum and matures on June 17, 2032. At closing, the joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts. In conjunction with the new mortgage loan, the joint venture paid off the existing construction loan. At the time of the payoff of the construction loan, the outstanding balance of the loan totaled approximately $176.7 million. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $6.8 million, of which our share totaled approximately $3.4 million. Hub50House is a residential property that consists of approximately 320,000 net rentable square feet and 440 residential units located in Boston, Massachusetts.
•On May 13, 2022, we entered into a joint venture with a third party to own, operate and develop Reston Next Residential located in Reston, Virginia. Reston Next Residential is expected to consist of 508 residential rental units upon completion. We contributed approximately $11.3 million of improvements at closing and will contribute cash totaling approximately $3.5 million in the future for our 20% ownership interest in the joint venture. The partner contributed approximately $0.5 million of cash at closing and will contribute cash totaling approximately $58.7 million in the future for its 80% ownership interest in the joint venture. As a result of the partner’s deferred contribution, as of the acquisition date we owned an approximately 96% interest in the joint venture. On May 13, 2022, the joint venture commenced development and entered into a construction loan collateralized by the property. The construction loan has a principal amount of up to $140.0 million, bears interest at a variable rate equal to SOFR plus 2.00% per annum and matures on May 13, 2026, with two, one-year extension options, subject to certain conditions. As of June 30, 2022, no amounts had been drawn under the loan.
•On June 16, 2022, we entered into a joint venture with a third party to own, operate and develop 751 Gateway, a laboratory building located in South San Francisco, California, that is expected to be approximately 231,000 net rentable square feet upon completion. 751 Gateway was previously part of our Gateway Commons joint venture. We contributed assets with an agreed upon value aggregating approximately $53.9 million and cash totaling approximately $2.6 million for our 49% ownership interest in the joint venture. The partner contributed assets with an agreed upon value aggregating approximately $53.9 million and cash totaling approximately $4.9 million for its 51% ownership interest in the joint venture.
Debt activity
•On May 17, 2022, BPLP entered into an unsecured credit agreement (the “Unsecured Term Loan”) providing for a single borrowing of up to $730.0 million. The Unsecured Term Loan matures on May 16, 2023.

On May 17, 2022, BPLP exercised its option to draw $730.0 million under the Unsecured Term Loan (See Note 3 to the Consolidated Financial Statements). As of June 30, 2022, the Unsecured Term Loan bears interest at a variable rate equal to term SOFR plus 0.95% per annum based on BPLP’s credit rating at June 30, 2022. At June 30, 2022, BPLP had $730.0 million outstanding under the Unsecured Term Loan.
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
Results of Operations for the Six Months Ended June 30, 2022 and 2021
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased approximately $162.7 million and $184.0 million for the six months ended June 30, 2022 compared to 2021, respectively, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the six months ended June 30, 2022 and 2021. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 55.

BXP

	Six months ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$366,044	$203,372	$162,672	79.99%
Preferred stock redemption charge	—	6,412	(6,412)	(100.00)%
Preferred dividends	—	2,560	(2,560)	(100.00)%
Net Income Attributable to Boston Properties, Inc.	366,044	212,344	153,700	72.38%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	42,061	23,422	18,639	79.58%
Noncontrolling interests in property partnerships	36,095	33,631	2,464	7.33%
Net Income	444,200	269,397	174,803	64.89%
Other Expenses:
Add:
Interest expense	205,370	214,221	(8,851)	(4.13)%
Losses from early extinguishment of debt	—	898	(898)	(100.00)%
Other Income:
Less:
Gains (losses) from investments in securities	(6,978)	3,934	(10,912)	(277.38)%
Other income - assignment fee	6,624	—	6,624	100.00%
Interest and other income (loss)	2,423	2,620	(197)	(7.52)%
Gains on sales of real estate	118,948	7,756	111,192	1,433.63%
Income from unconsolidated joint ventures	2,135	3,852	(1,717)	(44.57)%
Other Expenses:
Add:
Depreciation and amortization expense	360,770	360,403	367	0.10%
Transaction costs	496	1,082	(586)	(54.16)%
Payroll and related costs from management services contracts	7,304	6,160	1,144	18.57%
General and administrative expense	77,859	83,364	(5,505)	(6.60)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	7,304	6,160	1,144	18.57%
Development and management services revenue	12,185	14,087	(1,902)	(13.50)%
Net Operating Income	$953,358	$897,116	$56,242	6.27%

BPLP

	Six months ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$415,617	$231,619	$183,998	79.44%
Preferred unit redemption charge	—	6,412	(6,412)	(100.00)%
Preferred distributions	—	2,560	(2,560)	(100.00)%
Net Income Attributable to Boston Properties Limited Partnership	415,617	240,591	175,026	72.75%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	36,095	33,631	2,464	7.33%
Net Income	451,712	274,222	177,490	64.72%
Other Expenses:
Add:
Interest expense	205,370	214,221	(8,851)	(4.13)%
Losses from early extinguishment of debt	—	898	(898)	(100.00)%
Other Income:
Less:
Gains (losses) from investments in securities	(6,978)	3,934	(10,912)	(277.38)%
Other income - assignment fee	6,624	—	6,624	100.00%
Interest and other income (loss)	2,423	2,620	(197)	(7.52)%
Gains on sales of real estate	122,992	7,756	115,236	1,485.77%
Income from unconsolidated joint ventures	2,135	3,852	(1,717)	(44.57)%
Other Expenses:
Add:
Depreciation and amortization expense	357,302	355,578	1,724	0.48%
Transaction costs	496	1,082	(586)	(54.16)%
Payroll and related costs from management services contracts	7,304	6,160	1,144	18.57%
General and administrative expense	77,859	83,364	(5,505)	(6.60)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	7,304	6,160	1,144	18.57%
Development and management services revenue	12,185	14,087	(1,902)	(13.50)%
Net Operating Income	$953,358	$897,116	$56,242	6.27%
At June 30, 2022 and 2021, we owned or had joint venture interests in a portfolio of 193 and 197 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and six months ended June 30, 2022 and 2021 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, income from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 129 properties totaling approximately 38.9 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2021 and owned and in service through June 30, 2022. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2021 or disposed of on or prior to June 30, 2022. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2022 and 2021 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2022	2021	Increase/ (Decrease)	% Change	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,359,792	$1,311,653	$48,139	3.67%	$12,425	$756	$31,743	$9,830	$—	$4,028	$5,939	$15,382	$1,409,899	$1,341,649	$68,250	5.09%
Termination Income	3,867	9,625	(5,758)	(59.82)%	133	—	—	—	—	—	—	—	4,000	9,625	(5,625)	(58.44)%
Lease Revenue	1,363,659	1,321,278	42,381	3.21%	12,558	756	31,743	9,830	—	4,028	5,939	15,382	1,413,899	1,351,274	62,625	4.63%
Parking and Other	47,769	34,640	13,129	37.90%	524	—	29	9	—	201	—	—	48,322	34,850	13,472	38.66%
Total Rental Revenue (1)	1,411,428	1,355,918	55,510	4.09%	13,082	756	31,772	9,839	—	4,229	5,939	15,382	1,462,221	1,386,124	76,097	5.49%
Real Estate Operating Expenses	513,725	484,797	28,928	5.97%	3,049	71	9,050	2,743	—	1,907	2,029	4,519	527,853	494,037	33,816	6.84%
Net Operating Income, Excluding Residential and Hotel	897,703	871,121	26,582	3.05%	10,033	685	22,722	7,096	—	2,322	3,910	10,863	934,368	892,087	42,281	4.74%
Residential Net Operating Income (2)	13,628	6,883	6,745	98.00%	—	—	—	—	—	—	—	—	13,628	6,883	6,745	98.00%
Hotel Net Operating Income (Loss) (2)	5,362	(1,854)	7,216	389.21%	—	—	—	—	—	—	—	—	5,362	(1,854)	7,216	389.21%
Net Operating Income	$916,693	$876,150	$40,543	4.63%	$10,033	$685	$22,722	$7,096	$—	$2,322	$3,910	$10,863	$953,358	$897,116	$56,242	6.27%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 55. Residential Net Operating Income for the six months ended June 30, 2022 and 2021 is comprised of Residential Revenue of $29,878 and $18,938 less Residential Expenses of $16,250 and $12,055, respectively. Hotel Net Operating Income (Loss) for the six months ended June 30, 2022 and 2021 is comprised of Hotel Revenue of $16,646 and $2,193 less Hotel Expenses of $11,284 and $4,047, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $48.1 million for the six months ended June 30, 2022 compared to 2021. The increase was a result of our average revenue per square foot increasing by approximately $2.96, contributing approximately $50.6 million, partially offset by average occupancy decreasing from 91.5% to 91.4%, resulting in a decrease of approximately $2.5 million.
Termination Income
Termination income decreased by approximately $5.8 million for the six months ended June 30, 2022 compared to 2021.
Termination income for the six months ended June 30, 2022 related to 15 clients across the Same Property Portfolio and totaled approximately $3.3 million, which was primarily related to clients that terminated leases early in New York City. In addition, we received a distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.6 million.
Termination income for the six months ended June 30, 2021 related to 19 clients across the Same Property Portfolio and totaled approximately $9.6 million, which was primarily related to clients that terminated leases early in New York City and the Boston region.
Parking and Other Revenue
Parking and other revenue increased by approximately $13.1 million for the six months ended June 30, 2022 compared to 2021. Parking revenue increased by approximately $13.4 million and was partially offset by a decrease in other revenue of approximately $0.3 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $28.9 million, or 6.0%, for the six months ended June 30, 2022 compared to 2021, due primarily to an increase in operating expenses, including cleaning, utilities, repairs and maintenance, and roads/grounds/security. The increase in operating expenses was driven by an increase in physical occupancy.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2021 and June 30, 2022. Rental revenue and real estate operating expenses increased by approximately $12.3 million and $3.0 million, respectively, for the six months ended June 30, 2022 compared to 2021, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2022	2021	Change	2022	2021	Change
			(dollars in thousands)
153 & 211 Second Avenue	June 2, 2021	136,882	$5,108	$756	$4,352	$569	$71	$498
Shady Grove Innovation District	August 2, 2021	232,278	1,502	—	1,502	800	—	800
Madison Centre (1)	May 17, 2022	754,988	6,472	—	6,472	1,680	—	1,680
		1,124,148	$13,082	$756	$12,326	$3,049	$71	$2,978
______________
(1)Rental revenue for the six months ended June 30, 2022 includes approximately $0.1 million of termination income.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2021 and June 30, 2022. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $21.9 million and $6.3 million, respectively, for the six months ended June 30, 2022 compared to 2021, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	$8,817	$6,691	$2,126	$1,402	$1,398	$4
200 West Street (2)	Fourth Quarter, 2020	Fourth Quarter, 2021	273,365	7,755	3,148	4,607	2,590	1,236	1,354
Reston Next	Fourth Quarter, 2021	N/A	1,062,000	14,978	—	14,978	5,031	—	5,031
325 Main Street (3)	Second Quarter, 2022	Second Quarter, 2022	414,000	213	—	213	10	109	(99)
2100 Pennsylvania Avenue	Second Quarter, 2022	N/A	480,000	9	—	9	17	—	17
			2,449,365	$31,772	$9,839	$21,933	$9,050	$2,743	$6,307
_____________
(1)This is the low-rise portion of 601 Lexington Avenue.
(2)Includes 138,444 square feet of redevelopment that was fully placed in-service in December 2021.
(3)Real estate operating expenses for the six months ended June 30, 2021 were related to demolition costs.
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2021 and June 30, 2022. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $4.2 million and $1.9 million, respectively, for the six months ended June 30, 2022 compared to 2021, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2022	2021	Change	2022	2021	Change
			(dollars in thousands)
880 Winter Street (1)	February 25, 2021	224,000	$—	$2,476	$(2,476)	$—	$1,448	$(1,448)
3625-3635 Peterson Way (2)	April 16, 2021	218,000	—	1,753	(1,753)	—	459	(459)
		442,000	$—	$4,229	$(4,229)	$—	$1,907	$(1,907)
_______________
(1)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
(2)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We demolished the building and expect to redevelop the site at a future date.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2021 and June 30, 2022. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $9.4 million and $2.5 million, respectively, for the six months ended June 30, 2022 compared to 2021, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$—	$7,569	$(7,569)	$—	$2,178	$(2,178)
195 West Street	March 31, 2022	Office	63,500	749	124	625	242	277	(35)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	5,190	7,689	(2,499)	1,787	2,064	(277)
			1,129,921	$5,939	$15,382	$(9,443)	$2,029	$4,519	$(2,490)
For additional information on the sales of the above properties refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $6.7 million for the six months ended June 30, 2022 compared to 2021.
The following reflects our occupancy and rate information for our residential same properties for the six months ended June 30, 2022 and 2021.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)
Proto Kendall Square	$2,759	$2,544	8.5%	$5.07	$4.69	8.1%	94.4%	91.0%	3.7%	93.7%	89.5%	4.7%
The Lofts at Atlantic Wharf	$4,015	$3,315	21.1%	$4.47	$3.75	19.2%	96.9%	91.9%	5.4%	96.4%	88.8%	8.6%
The Avant at Reston Town Center	$2,375	$2,233	6.4%	$2.58	$2.45	5.3%	95.1%	93.2%	2.0%	95.2%	92.2%	3.3%
Signature at Reston	$2,631	$2,204	19.4%	$2.71	$2.29	18.3%	94.7%	83.6%	13.3%	94.1%	79.4%	18.5%
The Skylyne	$3,366	$3,068	9.7%	$4.09	$3.67	11.4%	77.7%	21.2%	266.5%	75.2%	13.5%	457.0%
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
Hotel Net Operating Income (Loss)
The Boston Marriott Cambridge hotel had net operating income of approximately $5.4 million for the six months ended June 30, 2022, representing an increase of approximately $7.2 million compared to the six months ended June 30, 2021.

The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2022 and 2021.

	2022	2021	Change (%)
Occupancy	55.1%	16.5%	233.9%
Average daily rate	$316.56	$147.66	114.4%
REVPAR	$174.38	$24.36	615.8%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $1.9 million for the six months ended June 30, 2022 compared to 2021. Development and management services revenue decreased by approximately $1.7 million and $0.2 million, respectively. The decrease in development services revenue primarily related to a decrease in development fees earned from unconsolidated joint venture properties in the Washington, DC and Boston regions, which were placed in-service during prior periods.
General and Administrative Expense
General and administrative expense decreased by approximately $5.5 million for the six months ended June 30, 2022 compared to 2021 primarily due to a decrease in compensation expense of approximately $9.3 million, partially offset by an approximately $3.8 million increase in other general and administrative expenses. The decrease in compensation expense related to an approximately $10.9 million decrease in the value of our deferred compensation plan, partially offset by an approximately $1.6 million increase in other compensation expenses. The increase in other general and administrative expenses was primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the six months ended June 30, 2022 and 2021 were approximately $8.1 million and $6.8 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.6 million for the six months ended June 30, 2022 compared to 2021 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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

BXP
Depreciation and amortization expense increased by approximately $0.4 million for the six months ended June 30, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2022	2021	Change
	(in thousands)
Same Property Portfolio (1)	$334,586	$334,547	$39
Properties Acquired Portfolio	12,312	974	11,338
Properties Placed In-Service Portfolio	12,615	1,851	10,764
Properties in Development or Redevelopment Portfolio (2)	—	19,703	(19,703)
Properties Sold Portfolio	1,257	3,328	(2,071)
	$360,770	$360,403	$367
_______________
(1)During the six months ended June 30, 2021, we commenced redevelopment of View Boston Observatory at The Prudential Center, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the six months ended June 30, 2021, we recorded approximately $2.6 million of accelerated depreciation expense for the demolition of the space, of which approximately $0.8 million related to the step-up of real estate assets.
(2)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the six months ended June 30, 2021, we recorded approximately $13.7 million of accelerated depreciation expense for the demolition of a portion of the building.
BPLP
Depreciation and amortization expense increased by approximately $1.7 million for the six months ended June 30, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2022	2021	Change
	(in thousands)
Same Property Portfolio (1)	$331,118	$329,722	$1,396
Properties Acquired Portfolio	12,312	974	11,338
Properties Placed In-Service Portfolio	12,615	1,851	10,764
Properties in Development or Redevelopment Portfolio (2)	—	19,703	(19,703)
Properties Sold Portfolio	1,257	3,328	(2,071)
	$357,302	$355,578	$1,724
_______________
(1)During the six months ended June 30, 2021, we commenced redevelopment of View Boston Observatory at The Prudential Center, a 59,000 net rentable square foot redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. As a result, during the six months ended June 30, 2021, we recorded approximately $1.8 million of accelerated depreciation expense for the demolition of the space.
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

Other Income and Expense Items
Income from Unconsolidated Joint Ventures
For the six months ended June 30, 2022 compared to 2021, income from unconsolidated joint ventures decreased by approximately $1.7 million primarily due to a $10.3 million gain on sale of investment from the sale of our Annapolis Junction joint venture interest during the six months ended June 30, 2021. This decrease was partially offset by an approximately $10.1 million increase in net income from placing in-service (1) 7750 Wisconsin Avenue (Marriott International Headquarters) in Bethesda, Maryland, and (2) 100 Causeway Street in Boston, Massachusetts, as well as increased leasing at the Hub50House residential property in Boston, Massachusetts.
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
BXP
Gains on sales of real estate increased by approximately $111.2 million for the six months ended June 30, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$22.7
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	96.2
				$165.2	$157.3	$118.9	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$7.8	(2)
				N/A	N/A	$7.8
___________
(1)Excludes approximately $0.1 million of gains on sales of real estate recognized during the six months ended June 30, 2022 related to gains on sales of real estate occurring in the prior periods.
(2)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project. The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $7.8 million.

BPLP
Gains on sales of real estate increased by approximately $115.2 million for the six months ended June 30, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$23.4
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	99.5
				$165.2	$157.3	$122.9	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$7.8	(2)
				N/A	N/A	$7.8
___________
(1)Excludes approximately $0.1 million of gains on sales of real estate recognized during the six months ended June 30, 2022 related to gains on sales of real estate occurring in the prior periods.
(2)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project. The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $7.8 million.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $0.2 million for the six months ended June 30, 2022 compared to 2021, due primarily to a decrease of approximately $0.3 million in interest income due to lower interest earned on our deposits.
Other Income - Assignment Fee
On April 19, 2021, we entered into an agreement to acquire 11251 Roger Bacon Drive in Reston, Virginia for an aggregate purchase price of approximately $5.6 million. On April 7, 2022, we executed an agreement to assign the right to acquire 11251 Roger Bacon Drive to a third party for an assignment fee of approximately $6.9 million. Net cash proceeds totaled approximately $6.6 million and is reflected as Other income - assignment fee. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property was 100% leased.
Gains (losses) from Investments in Securities
Gains (losses) from investments in securities for the six months ended June 30, 2022 and 2021 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the six months ended June 30, 2022 and 2021, we recognized gains (losses) of approximately $(7.0) million and $3.9 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(7.0) million and $3.9 million during the six months ended June 30, 2022 and 2021, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.

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
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding on its delayed draw term loan facility (“Delayed Draw Facility”) under its prior unsecured revolving credit agreement (the “2017 Credit Facility”). We recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to unamortized financing costs.
Interest Expense
Interest expense decreased by approximately $8.9 million for the six months ended June 30, 2022 compared to 2021, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2022 compared to June 30, 2021
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	$10,424
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	4,577
Increase in interest associated with unsecured credit facilities and term loans	2,271
Amortization expense of financing fees related to unsecured term loan	801
Total increases to interest expense	18,073
Decreases to interest expense due to:
Redemption of $1.0 billion in aggregate principal of 3.85% senior notes due 2023 on October 15, 2021	(19,367)
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(4,279)
Increase in capitalized interest related to development projects	(2,735)
Other interest expense (excluding senior notes)	(543)
Total decreases to interest expense	(26,924)
Total change in interest expense	$(8,851)
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2022 and 2021 was approximately $27.8 million and $25.0 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2022, our variable rate debt consisted of BPLP’s $1.5 billion revolving facility (the “Revolving Facility”) and BPLP’s Unsecured Term Loan. The Revolving Facility and Unsecured Term Loan had $895 million outstanding as of June 30, 2022. For a summary of our consolidated debt as of June 30, 2022 and 2021 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $2.5 million for the six months ended June 30, 2022 compared to 2021, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2022	2021	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$6,049	$5,467	$582
Times Square Tower	10,483	9,920	563
601 Lexington Avenue (1)	5,651	6,809	(1,158)
100 Federal Street	6,421	6,790	(369)
Atlantic Wharf Office Building (2)	7,491	4,645	2,846
	$36,095	$33,631	$2,464
_______________
(1)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(2)The increase was primarily attributable to an increase in lease revenue from our clients.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $18.6 million for the six months ended June 30, 2022 compared to 2021 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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
Results of Operations for the Three Months Ended June 30, 2022 and 2021
Net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership increased approximately $111.3 million and $127.9 million for the three months ended June 30, 2022 compared to 2021, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended June 30, 2022 and 2021. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 67.

BXP

	Three months ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc.	$222,989	$111,703	$111,286	99.63%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	25,708	12,383	13,325	107.61%
Noncontrolling interests in property partnerships	18,546	17,164	1,382	8.05%
Net Income	267,243	141,250	125,993	89.20%
Other Expenses:
Add:
Interest expense	104,142	106,319	(2,177)	(2.05)%
Loss from unconsolidated joint ventures	54	1,373	(1,319)	(96.07)%
Other Income:
Less:
Gains (losses) from investments in securities	(4,716)	2,275	(6,991)	(307.30)%
Other income - assignment fee	6,624	—	6,624	100.00%
Interest and other income (loss)	1,195	1,452	(257)	(17.70)%
Gains on sales of real estate	96,247	7,756	88,491	1,140.94%
Other Expenses:
Add:
Depreciation and amortization expense	183,146	183,838	(692)	(0.38)%
Transaction costs	496	751	(255)	(33.95)%
Payroll and related costs from management services contracts	3,239	2,655	584	22.00%
General and administrative expense	34,665	38,405	(3,740)	(9.74)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,239	2,655	584	22.00%
Development and management services revenue	6,354	7,284	(930)	(12.77)%
Net Operating Income	$484,042	$453,169	$30,873	6.81%

BPLP

	Three months ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$253,788	$125,846	$127,942	101.67%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	18,546	17,164	1,382	8.05%
Net Income	272,334	143,010	129,324	90.43%
Other Expenses:
Add:
Interest expense	104,142	106,319	(2,177)	(2.05)%
Loss from unconsolidated joint ventures	54	1,373	(1,319)	(96.07)%
Other Income:
Less:
Gains (losses) from investments in securities	(4,716)	2,275	(6,991)	(307.30)%
Other income - assignment fee	6,624	—	6,624	100.00%
Interest and other income (loss)	1,195	1,452	(257)	(17.70)%
Gains on sales of real estate	99,608	7,756	91,852	1,184.27%
Other Expenses:
Add:
Depreciation and amortization expense	181,416	182,078	(662)	(0.36)%
Transaction costs	496	751	(255)	(33.95)%
Payroll and related costs from management services contracts	3,239	2,655	584	22.00%
General and administrative expense	34,665	38,405	(3,740)	(9.74)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,239	2,655	584	22.00%
Development and management services revenue	6,354	7,284	(930)	(12.77)%
Net Operating Income	$484,042	$453,169	$30,873	6.81%
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
We believe that in order to understand our operating results, NOI should be examined in conjunction with net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as a substitute for net income attributable to Boston Properties, Inc. or net income attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 129 properties totaling approximately 39.1 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2021 and owned and in-service through June 30, 2022. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after April 1, 2021 or disposed of on or prior to June 30, 2022. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2022 and 2021 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2022	2021	Increase/ (Decrease)	% Change	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$682,184	$657,753	$24,431	3.71%	$9,134	$756	$12,853	$1,647	$—	$1,257	$2,354	$7,693	$706,525	$669,106	$37,419	5.59%
Termination Income	1,789	5,355	(3,566)	(66.59)%	133	—	—	—	—	—	—	—	1,922	5,355	(3,433)	(64.11)%
Lease Revenue	683,973	663,108	20,865	3.15%	9,267	756	12,853	1,647	—	1,257	2,354	7,693	708,447	674,461	33,986	5.04%
Parking and Other	26,333	17,882	8,451	47.26%	524	—	29	—	—	201	—	—	26,886	18,083	8,803	48.68%
Total Rental Revenue (1)	710,306	680,990	29,316	4.30%	9,791	756	12,882	1,647	—	1,458	2,354	7,693	735,333	692,544	42,789	6.18%
Real Estate Operating Expenses	256,526	238,760	17,766	7.44%	2,332	71	4,348	958	—	797	824	2,189	264,030	242,775	21,255	8.76%
Net Operating Income, Excluding Residential and Hotel	453,780	442,230	11,550	2.61%	7,459	685	8,534	689	—	661	1,530	5,504	471,303	449,769	21,534	4.79%
Residential Net Operating Income (2)	7,094	3,835	3,259	84.98%	—	—	—	—	—	—	—	—	7,094	3,835	3,259	84.98%
Hotel Net Operating Income (Loss) (2)	5,645	(435)	6,080	1,397.70%	—	—	—	—	—	—	—	—	5,645	(435)	6,080	1,397.70%
Net Operating Income	$466,519	$445,630	$20,889	4.69%	$7,459	$685	$8,534	$689	$—	$661	$1,530	$5,504	$484,042	$453,169	$30,873	6.81%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 67. Residential Net Operating Income for the three months ended June 30, 2022 and 2021 is comprised of Residential Revenue of $16,912 and $9,763 less Residential Expenses of $9,818 and $5,928, respectively. Hotel Net Operating Income (Loss) for the three months ended June 30, 2022 and 2021 is comprised of Hotel Revenue of $12,089 and $1,561 less Hotel Expenses of $6,444 and $1,996, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $24.4 million for the three months ended June 30, 2022 compared to 2021. The increase was a result of our average revenue per square foot increasing by approximately $3.02, contributing approximately $25.5 million, partially offset by an approximately $1.1 million decrease due to our average occupancy decreasing from 91.5% to 91.4%.
Termination Income
Termination income decreased by approximately $3.6 million for the three months ended June 30, 2022 compared to 2021.
Termination income for the three months ended June 30, 2022 related to six clients across the Same Property Portfolio and totaled approximately $1.8 million, which was primarily related to clients that terminated leases early in New York City.
Termination income for the three months ended June 30, 2021 related to 13 clients across the Same Property Portfolio and totaled approximately $5.4 million, which was primarily related to clients that terminated leases early in New York City.
Parking and Other Revenue
Parking and other revenue increased by approximately $8.5 million for the three months ended June 30, 2022 compared to 2021. Parking and other revenue increased by approximately $7.4 million and $1.1 million, respectively. The increase in parking revenue was primarily due to an increase in transient and monthly parking. The increase in other revenue was due to an increase in insurance proceeds received during the three months ended June 30, 2022 compared to 2021.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $17.8 million, or 7.4%, for the three months ended June 30, 2022 compared to 2021, due primarily to an increase in operating expenses, including cleaning, utilities, repairs and maintenance, and roads/grounds/security. The increase in operating expenses was driven by an increase in physical client occupancy.
Properties Acquired Portfolio
The table below lists the properties acquired between April 1, 2021 and June 30, 2022. Rental revenue and real estate operating expenses increased by approximately $9.0 million and $2.3 million, respectively, for the three months ended June 30, 2022 compared to 2021, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2022	2021	Change	2022	2021	Change
			(dollars in thousands)
153 & 211 Second Avenue	June 2, 2021	136,882	$2,553	$756	$1,797	$272	$71	$201
Shady Grove Innovation District	August 2, 2021	232,278	766	—	766	380	—	380
Madison Centre (1)	May 17, 2022	754,988	6,472	—	6,472	1,680	—	1,680
		1,124,148	$9,791	$756	$9,035	$2,332	$71	$2,261
______________
(1)Rental revenue for the three months ended June 30, 2022 includes approximately $0.1 million of termination income.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between April 1, 2021 and June 30, 2022. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $11.2 million and $3.4 million, respectively, for the three months ended June 30, 2022 compared to 2021, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
200 West Street (1)	Fourth Quarter, 2020	Fourth Quarter, 2021	273,365	$4,572	$1,647	$2,925	$1,404	$866	$538
Reston Next	Fourth Quarter, 2021	N/A	1,062,000	8,088	—	8,088	2,917	—	2,917
325 Main Street (2)	Second Quarter, 2022	Second Quarter, 2022	414,000	213	—	213	10	92	(82)
2100 Pennsylvania Avenue	Second Quarter, 2022	N/A	480,000	9	—	9	17	—	17
			2,229,365	$12,882	$1,647	$11,235	$4,348	$958	$3,390
_______________
(1)Includes 138,444 square feet of redevelopment that was fully placed in-service in December 2021.
(2)Real estate operating expenses for the three months ended June 30, 2021 were related to demolition costs.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between April 1, 2021 and June 30, 2022. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $1.5 million and $0.8 million, respectively, for the three months ended June 30, 2022 compared to 2021, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2022	2021	Change	2022	2021	Change
			(dollars in thousands)
880 Winter Street (1)	February 25, 2021	224,000	$—	$1,141	$(1,141)	$—	$690	$(690)
3625-3635 Peterson Way (2)	April 16, 2021	218,000	—	317	(317)	—	107	(107)
		442,000	$—	$1,458	$(1,458)	$—	$797	$(797)
_______________
(1)On February 25, 2021, we commenced the redevelopment and conversion of 880 Winter Street, a 224,000 square foot office property located in Waltham, Massachusetts, to laboratory space.
(2)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We demolished the building and expect to redevelop the site at a future date.
Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2021 and June 30, 2022. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $5.3 million and $1.4 million, respectively, for the three months ended June 30, 2022 compared to 2021, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$—	$3,826	$(3,826)	$—	$1,103	$(1,103)
195 West Street	March 31, 2022	Office	63,500	—	122	(122)	—	148	(148)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	2,354	3,745	(1,391)	824	938	(114)
			1,129,921	$2,354	$7,693	$(5,339)	$824	$2,189	$(1,365)
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $3.3 million for the three months ended June 30, 2022 compared to 2021.

The following reflects our occupancy and rate information for our residential same properties for the three months ended June 30, 2022 and 2021.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)
Proto Kendall Square	$2,774	$2,504	10.8%	$5.11	$4.60	11.1%	95.2%	91.7%	3.8%	94.3%	90.2%	4.5%
The Lofts at Atlantic Wharf	$4,097	$3,156	29.8%	$4.57	$3.51	30.2%	97.7%	96.1%	1.7%	97.1%	93.7%	3.6%
The Avant at Reston Town Center	$2,411	$2,180	10.6%	$2.61	$2.38	9.7%	96.0%	95.0%	1.1%	96.4%	94.3%	2.2%
Signature at Reston	$2,683	$2,143	25.2%	$2.77	$2.22	24.8%	95.1%	87.2%	9.1%	94.8%	83.1%	14.1%
The Skylyne	$3,391	$3,183	6.5%	$4.15	$3.79	9.5%	83.8%	26.5%	216.2%	81.7%	18.7%	336.9%
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
Hotel Net Operating Income (Loss)
The Boston Marriott Cambridge hotel had net operating income of approximately $5.6 million for the three months ended June 30, 2022, representing an increase of approximately $6.1 million compared to the three months ended June 30, 2021.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2022 and 2021.

	2022	2021	Change (%)
Occupancy	69.6%	21.7%	220.7%
Average daily rate	$368.52	$160.96	129.0%
REVPAR	$256.47	$34.86	635.7%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $0.9 million for the three months ended June 30, 2022 compared to 2021. Development and management services revenue decreased by approximately $0.8 million and $0.1 million, respectively. The decrease in development services revenue is primarily related to a decrease in development fees.
General and Administrative Expense
General and administrative expense decreased by approximately $3.7 million for the three months ended June 30, 2022 compared to 2021 primarily due to a decrease in compensation expense of approximately $5.7 million, partially offset by an increase of approximately $2.0 million in other general and administrative expenses. The decrease in compensation expense primarily related to an approximately $7.0 million decrease in the value of our deferred compensation plan, partially offset by an approximately $1.3 million increase in other compensation expenses, primarily due to age-based vesting. The increase in other general and administrative expenses primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended June 30, 2022 and 2021 were approximately $4.1 million and $3.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.3 million for the three months ended June 30, 2022 compared to 2021 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense decreased by approximately $0.7 million for the three months ended June 30, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2022	2021	Change
	(in thousands)
Same Property Portfolio	$169,612	$166,746	$2,866
Properties Acquired Portfolio	8,233	974	7,259
Properties Placed In-Service Portfolio	4,816	379	4,437
Properties in Development or Redevelopment Portfolio (1)	—	14,011	(14,011)
Properties Sold Portfolio	485	1,728	(1,243)
	$183,146	$183,838	$(692)
_______________
(1)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the three months ended June 30, 2021, we recorded approximately $10.5 million of accelerated depreciation expense for the demolition of a portion of the building.
BPLP
Depreciation and amortization expense decreased by approximately $0.7 million for the three months ended June 30, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2022	2021	Change
	(in thousands)
Same Property Portfolio	$167,882	$164,986	$2,896
Properties Acquired Portfolio	8,233	974	7,259
Properties Placed In-Service Portfolio	4,816	379	4,437
Properties in Development or Redevelopment Portfolio (1)	—	14,011	(14,011)
Properties Sold Portfolio	485	1,728	(1,243)
	$181,416	$182,078	$(662)
_______________
(1)On February 25, 2021, we commenced redevelopment of 880 Winter Street in Waltham, Massachusetts. As a result, during the three months ended June 30, 2021, we recorded approximately $10.5 million of accelerated depreciation expense for the demolition of a portion of the building.
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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended June 30, 2022 compared to 2021, loss from unconsolidated joint ventures decreased by approximately $1.3 million due to an approximately $2.1 million increase in net income from placing in-service 7750 Wisconsin Avenue in Bethesda, Maryland during the first quarter of 2022. This decrease was partially offset by an approximately $0.8 million decrease in net income from our Hub on Causeway - Podium joint venture, primarily related to termination income recognized during the three months ended June 30, 2021.
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
BXP
Gains on sales of real estate increased by approximately $88.5 million for the three months ended June 30, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	$127.5	$121.9	$96.2
				$127.5	$121.9	$96.2	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$7.8	(2)
				N/A	N/A	$7.8

___________
(1)Excludes approximately $0.1 million of gains on sales of real estate recognized during the three months ended June 30, 2022 related to gains on sales of real estate occurring in the prior periods.
(2)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project. The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $7.8 million.
BPLP
Gains on sales of real estate increased by approximately $91.9 million for the three months ended June 30, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	$127.5	$121.9	$99.5
				$127.5	$121.9	$99.5	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$7.8	(2)
				N/A	N/A	$7.8
___________
(1)Excludes approximately $0.1 million of gains on sales of real estate recognized during the three months ended June 30, 2022 related to the sale of real estate occurring in the prior periods.
(2)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project. The development project achieved final completion during the third quarter of 2021 and, upon completion of the project, the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $7.8 million.
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $0.3 million for the three months ended June 30, 2022 compared to 2021, due primarily to a decrease of approximately $0.2 million in interest income due to lower interest earned on our deposits.
Other Income - Assignment Fee
On April 19, 2021, we entered into an agreement to acquire 11251 Roger Bacon Drive in Reston, Virginia for an aggregate purchase price of approximately $5.6 million. On April 7, 2022, we executed an agreement to assign the right to acquire 11251 Roger Bacon Drive to a third party for an assignment fee of approximately $6.9 million. Net cash proceeds totaled approximately $6.6 million and is reflected as Other income - assignment fee. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property was 100% leased.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended June 30, 2022 and 2021 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended June 30,

2022 and 2021, we recognized gains (losses) of approximately $(4.7) million and $2.3 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(4.7) million and $2.3 million during the three months ended June 30, 2022 and 2021, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Interest Expense
Interest expense decreased by approximately $2.2 million for the three months ended June 30, 2022 compared to 2021, as detailed below.

Component	Change in interest expense for the three months ended June 30, 2022 compared to June 30, 2021
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	$5,212
Increase in interest associated with unsecured credit facilities and term loans	2,836
Amortization expense of financing fees related to unsecured term loan	801
Total increases to interest expense	8,849
Decreases to interest expense due to:
Redemption of $1.0 billion in aggregate principal of 3.85% senior notes due 2023 on October 15, 2021	(9,684)
Increase in capitalized interest related to development projects	(1,050)
Other interest expense (excluding senior notes)	(292)
Total decreases to interest expense	(11,026)
Total change in interest expense	$(2,177)
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended June 30, 2022 and 2021 was approximately $14.1 million and $13.0 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2022, our outstanding variable rate debt consisted of BPLP’s $1.5 billion Revolving Facility and Unsecured Term Loan. The Revolving Facility and Unsecured Term Loan had $895 million outstanding as of June 30, 2022. For a summary of our consolidated debt as of June 30, 2022 and June 30, 2021 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $1.4 million for the three months ended June 30, 2022 compared to 2021, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2022	2021	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$3,012	$3,171	$(159)
Times Square Tower	5,183	5,020	163
601 Lexington Avenue	3,372	3,057	315
100 Federal Street	3,258	3,441	(183)
Atlantic Wharf Office Building (1)	3,721	2,475	1,246
	$18,546	$17,164	$1,382
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our clients.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $13.3 million for the three months ended June 30, 2022 compared to 2021 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations, including the Unsecured Term Loan and balloon payments on maturing debt;
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
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development/redevelopment properties primarily with our available cash balances, construction loans, proceeds from asset sales and BPLP’s Revolving Facility. We use BPLP’s Revolving Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction and redevelopment as of June 30, 2022 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at June 30, 2022 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
Reston Next	Fourth Quarter, 2023	Reston, VA	2	1,062,000	$554,408	$715,300	$—	$—	$160,892	87%	(6)
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	273,011	356,100	—	—	83,089	61%	(7)
360 Park Avenue South (42% ownership)	First Quarter, 2025	New York, NY	1	450,000	197,862	219,000	92,774	86,245	14,609	—%	(8)
Reston Next Office Phase II	Second Quarter, 2025	Reston, VA	1	90,000	7,185	61,000	—	—	53,815	—%
Platform 16 Building A (55% ownership)	Fourth Quarter, 2026	San Jose, CA	1	389,500	71,672	231,900	—	—	160,228	—%	(9)
Total Office Properties under Construction			6	2,471,500	1,104,138	1,583,300	92,774	86,245	472,633	49%

Lab/Life Sciences
880 Winter Street (Redevelopment)	First Quarter, 2023	Waltham, MA	1	244,000	78,560	108,000	—	—	29,440	97%
751 Gateway (49% ownership)	Second Quarter, 2024	South San Francisco, CA	1	231,000	67,168	127,600	—	—	60,432	100%
103 CityPoint	Third Quarter, 2024	Waltham, MA	1	113,000	21,588	115,100	—	—	93,512	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	91,255	274,700	—	—	183,445	43%
651 Gateway (50% ownership) (Redevelopment)	Fourth Quarter, 2025	South San Francisco, CA	1	327,000	12,782	146,500	—	—	133,718	—%
Total Lab/Life Sciences Properties under Construction			5	1,244,000	271,353	771,900	—	—	500,547	49%

Residential
Reston Next Residential (508 units) (20% ownership)	Second Quarter, 2026	Reston, VA	1	417,000	11,368	47,700	28,000	—	8,332	—%
Total Residential Properties under Construction			1	417,000	11,368	47,700	28,000	—	8,332	—
Other
View Boston Observatory at The Prudential Center (Redevelopment)	N/A	Boston, MA	—	59,000	109,624	182,300	—	—	72,676	N/A	(10)
Total Properties under Construction			12	4,191,500	$1,496,483	$2,585,200	$120,774	$86,245	$1,054,188	49%	(11)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through June 30, 2022.
(3)Includes approximately $90.0 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $90.0 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of August 2, 2022, including leases with future commencement dates.
(6)The property was 69% placed in-service as of June 30, 2022.
(7)The property was 4% placed in-service as of June 30, 2022.
(8)Investment to Date includes all related costs incurred prior to the contribution of the property by us to the joint venture on December 15, 2021 totaling approximately $107 million and our proportionate share of the loan. Our joint venture partners will fund required capital until their aggregate investment is approximately 58% of all capital contributions; thereafter, the joint venture partners will fund required capital according to their percentage interests.

(9)Estimated total investment represents the costs to complete Building A, a 389,500 square foot building, and Building A’s proportionate share of land and garage costs. In conjunction with the construction of Building A, garage and site work will be completed for Phase II, which will support approximately 700,000 square feet of development in two office buildings, budgeted to be an incremental $141 million.
(10)We expect to place this project in-service and open to the public in the second quarter of 2023.
(11)Percentage leased excludes the residential property and the View Boston Observatory at The Prudential Center (redevelopment) at 800 Boylston Street - The Prudential Center.

Lease revenue (which includes recoveries from clients), other income from operations, available cash balances, mortgage financings, unsecured indebtedness and draws on BPLP’s Revolving Facility are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing client turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, as well as the sale of assets from time to time. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs. Material adverse changes in one or more sources of capital may adversely affect our net cash flows.
We expect our primary uses of capital over the next twelve months will be the commencement, continuation and completion of our current and committed development and redevelopment projects, servicing the interest payments on our outstanding indebtedness, repaying debt maturities (as discussed below), and satisfying our REIT distribution requirements.
As of June 30, 2022, we had 12 properties under development or redevelopment. Our share of the remaining development and redevelopment costs that we expect to fund through 2026 was approximately $1.1 billion. In the second quarter of 2022, we commenced development of Phase II of the Reston Next Office project, a 90,000 square foot office and retail development in Reston, Virginia, and Reston Next Residential, a 508-unit residential project that will include a five-story low-rise building and a 39-story high-rise tower in Reston, Virginia. We will own a 20% interest in the Reston Next residential project (see Note 5 to the Consolidated Financial Statements).
In July 2021, we announced the formation of the SCP with two partners committing a targeted equity investment of $1.0 billion and a $250 million commitment from us. Under this agreement, we agreed to provide these partners, for up to two years, exclusive first offers to form joint ventures with us to invest in assets that meet target criteria. All investments are discretionary to each partner.
The SCP provides us the opportunity to partner with large institutional investors and capitalize our investment opportunities partially through private equity. The SCP enhances our access to capital and investment capacity, enhances our returns through fee income, and in some investments provides us the opportunity to realize a greater share of income upon achieving certain success criteria. These large financial partners are among the world’s largest sovereign wealth funds and pension plans.
On May 17, 2022, we acquired Madison Centre, an approximately 755,000 square foot, 37-story Class A office building in Seattle, Washington, for a gross purchase price of $730.0 million. The acquisition was funded with proceeds from BPLP’s $730.0 million Unsecured Term Loan. The loan bears interest at a variable rate equal to term SOFR plus 0.95% per annum as of June 30, 2022.
We have no debt maturities until 2023. Our 2023 maturities include (1) the Unsecured Term Loan, which matures on May 16, 2023 and (2) BPLP’s 3.125% $500.0 million senior unsecured notes, which mature on September 1, 2023. In our unconsolidated joint venture portfolio, we have no debt maturities in 2022 and approximately $532.4 million (our share) of debt maturating in 2023. We expect to fund 2023 debt maturities using available cash balances, proceeds from asset sales and/or BPLP’s Revolving Facility, or through refinancings at existing balances or greater. We expect our interest expense will be greater in 2023 when compared to 2022 due to projected higher interest rates on our floating rate debt and the impact of refinancing our 2023 debt maturities.
As of August 2, 2022, we had available cash of approximately $289.9 million (of which approximately $103.8 million is attributable to our consolidated joint venture partners). Our liquidity and capital resources will depend on a wide range of factors and we believe that our access to capital and our strong liquidity, including the approximately $1.2 billion available under the Revolving Facility and our available cash, as of August 2, 2022, are sufficient to fund our remaining capital requirements on existing development and redevelopment projects, fund acquisitions, repay or refinance our maturing indebtedness when due, satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
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
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. Common and LTIP unitholders (other than unearned MYLTIP units) of limited partnership interest in BPLP receive the same total distribution per unit.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $502.9 million and $637.3 million at June 30, 2022 and 2021, respectively, representing a decrease of approximately $134.4 million. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$616,639	$560,476	$56,163
Net cash used in investing activities	(980,170)	(563,611)	(416,559)
Net cash provided by (used in) financing activities	365,223	(1,078,914)	1,444,137
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.9 years as of June 30, 2022, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the six months ended June 30, 2022 and June 30, 2021 is detailed below:

	Six months ended June 30,
	2022	2021
	(in thousands)
Acquisitions of real estate (1)	$(727,835)	$(100,176)
Construction in progress (2)	(237,182)	(235,577)
Building and other capital improvements	(63,278)	(66,033)
Tenant improvements	(97,844)	(161,619)
Proceeds from the sales of real estate (3)	157,345	—
Proceeds from assignment fee (4)	6,624	—
Capital contributions to unconsolidated joint ventures (5)	(69,819)	(20,032)
Capital distributions from unconsolidated joint ventures (6)	36,622	122
Proceeds from sale of investment in unconsolidated joint venture (7)	—	17,789
Proceeds from note receivable (8)	10,000	—
Investments in securities, net	5,197	1,915
Net cash used in investing activities	$(980,170)	$(563,611)
Cash used in investing activities changed primarily due to the following:
(1)On May 17, 2022, we completed the acquisition of Madison Centre in Seattle, Washington, for an aggregate purchase price, including transaction costs, of approximately $724.3 million. Madison Centre is an approximately 755,000 net rentable square foot, 37-story, LEED-Platinum certified, Class A office property.
On June 2, 2021, we acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for a         purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet.
(2)Construction in progress for the six months ended June 30, 2022 included ongoing expenditures associated with Reston Next and 2100 Pennsylvania Avenue which are partially placed in-service and 325 Main Street, which was completed and fully placed in-service during the six months ended June 30, 2022. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, View Boston Observatory at The Prudential Center, 880 Winter Street, 103 CityPoint and Reston Next Office Phase II.
Construction in progress for the six months ended June 30, 2021 included ongoing expenditures associated with One Five Nine East 53rd Street, which was completed and fully placed in-service during the six months ended June 30, 2021. In addition, we incurred costs associated with our continued development/redevelopment of 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue, Reston Next, 180 CityPoint, View Boston Observatory at The Prudential Center and 880 Winter Street.
(3)On June 15, 2022, we completed the sale of our Virginia 95 Office Park properties located in Springfield, Virginia for an aggregate gross sale price of $127.5 million. Net cash proceeds totaled approximately $121.9 million, resulting in a gain on sale of real estate totaling approximately $96.2 million for BXP and approximately $99.5 million for BPLP. Virginia 95 Office Park consists of eleven Class A office/flex properties aggregating approximately 733,000 net rentable square feet.
On March 31, 2022, we completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot Class A office property.
(4)On April 19, 2021, we entered into an agreement to acquire 11251 Roger Bacon Drive in Reston, Virginia for an aggregate purchase price of approximately $5.6 million. On April 7, 2022, we executed an agreement to assign the right to acquire 11251 Roger Bacon Drive to a third party for an assignment fee of approximately $6.9 million. Net cash proceeds totaled approximately $6.6 million. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property was 100% leased.

(5)Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2022 consisted primarily of cash contributions of approximately $32.6 million and $22.0 million to our Gateway Commons and Platform 16 joint ventures, respectively.
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2021 consisted primarily of cash contributions of approximately $11.4 million to our Santa Monica Business Park joint venture.
(6)Capital distributions from unconsolidated joint ventures for the six months ended June 30, 2022 consisted primarily of a cash distribution totaling approximately $21.6 million and $11.6 million from our Metropolitan Square and 7750 Wisconsin Avenue joint ventures, respectively.
(7)On March 30, 2021, we completed the sale of our 50% ownership interest in Annapolis Junction NFM LLC to the joint venture partner for a gross sale price of $65.9 million. Net cash proceeds to us totaled approximately $17.8 million after repayment of our share of debt totaling approximately $15.1 million.
(8)An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from us, and we provided the financing on June 1, 2020. The financing bore interest at a fixed rate of 8.00% per annum, compounded monthly, and was scheduled to mature on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property was substantially completed. On June 27, 2022, the borrower repaid the loan in full, including approximately $1.6 million of accrued interest.
Cash provided by financing activities for the six months ended June 30, 2022 totaled approximately $365.2 million. This amount consisted primarily of borrowings under BPLP’s Revolving Facility and Unsecured Term Loan partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	June 30, 2022
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,726	156,726	$13,945,479
Common Operating Partnership Units	18,225	18,225	1,621,661	(2)
Total Equity		174,951	$15,567,140

Consolidated Debt			$13,652,773
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,446,617
Subtract:
Partners’ share of Consolidated Debt (4)			(1,357,399)
BXP’s Share of Debt			$13,741,991

Consolidated Market Capitalization			$29,219,913
BXP’s Share of Market Capitalization			$29,309,131
Consolidated Debt/Consolidated Market Capitalization			46.72%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			46.89%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on June 30, 2022 of $88.98.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2019 MYLTIP Units) but excludes the 2020 - 2022 MYLTIP Units because the three-year performance periods have not ended.
(3)See page 90 for additional information.

(4)See page 89 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP Common Stock on June 30, 2022, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2020 - 2022 MYLTIP Units are not included in this calculation as of June 30, 2022.
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

For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Mortgage Notes Payable” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of June 30, 2022, we had approximately $13.7 billion of outstanding consolidated indebtedness, representing approximately 46.72% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.5 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.43% per annum and maturities in 2023 through 2033, (2) $3.3 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.42% per annum and a weighted-average term of 6.3 years, (3) $165.0 million outstanding under BPLP’s Revolving Facility that matures on June 15, 2026 and (4) $728.8 million (net of deferred financing fees) outstanding under BPLP’s Unsecured Term Loan that matures on May 16, 2023.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit, and Unsecured Term Loan, as well as Consolidated Debt Financing Statistics at June 30, 2022 and June 30, 2021.

	June 30,
	2022	2021
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,269,948	$2,901,709
Unsecured senior notes, net	9,489,030	9,634,356
Unsecured line of credit	165,000	—
Unsecured term loan, net	728,795	—
Consolidated Debt	13,652,773	12,536,065
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,446,617	1,190,473
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,357,399)	(1,191,879)
BXP’s Share of Debt	$13,741,991	$12,534,659

	June 30,
	2022	2021
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	93.45%	100.00%
Variable rate	6.55%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.43%	3.64%
Variable rate	2.53%	—%
Total	3.37%	3.64%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.32%	3.54%
Variable rate	1.96%	—%
Total	3.23%	3.54%
Weighted-average maturity at end of period (in years):
Fixed rate	6.1	5.8
Variable rate	1.4	—
Total	5.8	5.8
_______________
(1)See page 90 for additional information.
(2)See page 89 for additional information.
Unsecured Credit Facility
On June 15, 2021, BPLP amended and restated its prior credit facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. Among other things, the 2021 Credit Facility (1) extended the maturity date from April 24, 2022 to June 15, 2026, (2) eliminated the $500.0 million delayed draw facility (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions. Based on BPLP’s June 30, 2022 credit rating, (1) the applicable Eurocurrency and LIBOR Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is 0 basis points and (3) the facility fee is 0.15% per annum.

At June 30, 2022, BPLP had $165.0 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.3 billion. At August 2, 2022, BPLP had $320.0 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.3 million, with the ability to borrow approximately $1.2 billion.
Unsecured Term Loan
On May 17, 2022, BPLP entered into an Unsecured Term Loan providing for a single borrowing of up to $730.0 million. The Unsecured Term Loan matures on May 16, 2023.
At BPLP’s option, the Unsecured Term Loan will bear interest at a rate per annum equal to (A) (1) a base rate per annum equal to the greater of (a) the federal funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) term SOFR plus 1.00% and (d) 1.00%, or (2) a term SOFR rate per annum equal to the forward-looking SOFR term rate administered by CME Group Benchmark Administration (“CME”) two business days prior to the commencement of such interest period; or if the rate is unavailable, then the forward-looking SOFR term rate administered by CME on the first business day immediately prior thereto, in each case, plus 0.10%, and (B) a margin ranging from 0 to 160 basis points based on BPLP’s credit rating.
On May 17, 2022, BPLP exercised its option to draw $730.0 million under the Unsecured Term Loan (See Notes 3 and 6 to the Consolidated Financial Statements). As of June 30, 2022, the Unsecured Term Loan bears interest at a variable rate equal to term SOFR plus 0.95% per annum based on BPLP’s current credit rating at June 30, 2022. At June 30, 2022, BPLP had $730.0 million outstanding under its Unsecured Term Loan.
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of June 30, 2022 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes	3.125%	3.279%	$500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
Total principal			9,550,000
Less:
Net unamortized discount			15,116
Deferred financing costs, net			45,854
Total			$9,489,030
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2022, BPLP was in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2022:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(17,237)	$2,282,763	$913,166	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(12,815)	987,185	444,233	(2)(5)	January 9, 2032
Total			$3,300,000	$(30,052)	$3,269,948	$1,357,399
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2022, the maximum funding obligation under the guarantee was approximately $16.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 7 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Sixteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At June 30, 2022, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.4 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2022. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55.00%	4.06%	4.24%	$300,000	$(1,611)	$298,389	$164,114	(2)(3)	July 19, 2025
Market Square North	50.00%	3.15%	3.31%	125,000	(694)	124,306	62,153	(2)(4)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	36,035	(264)	35,771	17,885		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	550,000	(892)	549,108	274,554	(2)	August 9, 2027
Dock 72	50.00%	3.76%	3.98%	198,383	(804)	197,579	98,789	(2)(5)	December 18, 2023
The Hub on Causeway - Podium	50.00%	3.28%	3.44%	174,329	(347)	173,982	86,991	(2)(6)	September 6, 2023
Hub50House	50.00%	4.43%	4.51%	185,000	(1,365)	183,635	91,818	(2)(7)	June 17, 2032
100 Causeway Street	50.00%	2.27%	2.48%	337,604	(988)	336,616	168,308	(2)(8)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	1.96%	2.51%	251,542	(1,160)	250,382	125,191	(2)(9)	April 26, 2023
360 Park Avenue South	42.21%	3.11%	3.57%	204,531	(2,458)	202,073	85,295	(2)(10)	December 14, 2024
Safeco Plaza	33.67%	2.97%	3.11%	250,000	(1,417)	248,583	83,698	(2)(11)	September 1, 2026
500 North Capitol Street, NW	30.00%	4.15%	4.20%	105,000	(54)	104,946	31,484	(2)	June 6, 2023
901 New York Avenue	25.00%	3.61%	3.69%	214,491	(447)	214,044	53,511		January 5, 2025
3 Hudson Boulevard	25.00%	4.31%	4.39%	80,000	(64)	79,936	19,984	(2)(12)	July 13, 2023
Metropolitan Square	20.00%	3.61%	4.38%	420,000	(5,788)	414,212	82,842	(2)(13)	April 9, 2024
Reston Next Residential	20.00%	N/A	N/A	—	—	—	—	(2)(14)	May 13, 2026
Total				$3,431,915	$(18,353)	$3,413,562	$1,446,617
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
(7)The loan bears interest at a variable rate equal to SOFR plus 1.35% per annum and matures on June 17, 2032. The joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts.
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
(12)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of June 30, 2022, the loan has approximately $15.9 million of accrued interest due at the maturity date.
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
(14)No amounts have been drawn under the $140.0 million construction facility. The construction financing bears interest at a variable rate equal to SOFR plus 2.00% per annum and matures on May 13, 2026, with two, one-year extension options, subject to certain conditions.
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
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current Nareit definition or that interpret the current Nareit definition differently. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. FFO should not be considered as a substitute for net income attributable to Boston Properties, Inc or net income attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.

BXP
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO attributable to Boston Properties, Inc. for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc.	$222,989	$111,703
Add:
Noncontrolling interest—common units of the Operating Partnership	25,708	12,383
Noncontrolling interests in property partnerships	18,546	17,164
Net income	267,243	141,250
Add:
Depreciation and amortization	183,146	183,838
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,414)	(17,113)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	21,120	15,350
Corporate-related depreciation and amortization	(413)	(444)
Less:
Gains on sales of real estate	96,247	7,756
Noncontrolling interests in property partnerships	18,546	17,164
Funds from Operations (FFO) attributable to the Operating Partnership	338,889	297,961
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	34,329	29,319
Funds from Operations attributable to Boston Properties, Inc.	$304,560	$268,642
Our percentage share of Funds from Operations—basic	89.87%	90.16%
Weighted average shares outstanding—basic	156,720	156,107
Reconciliation to Diluted Funds from Operations:

	Three months ended June 30,
	2022		2021
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$338,889	174,392	$297,961	173,150
Effect of Dilutive Securities:
Stock based compensation	—	472	—	412
Diluted Funds from Operations	$338,889	174,864	$297,961	173,562
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	34,262	17,672	29,259	17,043
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$304,627	157,192	$268,702	156,519
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.89% and 90.18% for the three months ended June 30, 2022 and 2021, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended June 30, 2022 and 2021:

	Three months ended June 30,
	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$253,788	$125,846
Add:
Noncontrolling interests in property partnerships	18,546	17,164
Net income	272,334	143,010
Add:
Depreciation and amortization	181,416	182,078
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,414)	(17,113)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	21,120	15,350
Corporate-related depreciation and amortization	(413)	(444)
Less:
Gains on sales of real estate	99,608	7,756
Noncontrolling interests in property partnerships	18,546	17,164
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$338,889	$297,961
Weighted average shares outstanding—basic	174,392	173,150
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2019 MYLTIP Units).
Reconciliation to Diluted Funds from Operations:

	Three months ended June 30,
	2022		2021
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$338,889	174,392	$297,961	173,150
Effect of Dilutive Securities:
Stock based compensation	—	472	—	412
Diluted Funds from Operations	$338,889	174,864	$297,961	173,562
Material Cash Commitments
We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the three months ended June 30, 2022, we paid approximately $68.3 million to fund client-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended June 30, 2022, we and our unconsolidated joint venture partners incurred approximately $163.0 million of new client-related obligations associated with approximately 1.3 million square feet of second generation leases, or approximately $122 per square foot. We signed approximately 603,800 square feet of first generation leases. The client-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the second quarter of 2022, we signed leases for approximately 1.9 million square feet of space and incurred aggregate client-related obligations of approximately $346.1 million, or approximately $179 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of June 30, 2022. As of June 30, 2022, approximately $12.8 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of June 30, 2022, the weighted-average interest rate on our variable rate debt was 1.96% per annum. The following table presents our aggregate debt obligations with corresponding weighted-average interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”

	2022	2023	2024	2025	2026	2027+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(2,417)	$(4,840)	$(4,840)	$(4,840)	$(4,840)	$3,291,725	$3,269,948	$2,949,895
GAAP Average Interest Rate	—%	—%	—%	—%	—%	3.42%	3.42%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(5,374)	$489,402	$690,581	$841,850	$1,993,259	$5,479,312	$9,489,030	$8,662,252
GAAP Average Interest Rate	—%	3.28%	3.92%	3.35%	3.63%	3.33%	3.43%
Variable Rate	—	728,795	—	—	165,000	—	893,795	895,000
Total Debt	$(7,791)	$1,213,357	$685,741	$837,010	$2,153,419	$8,771,037	$13,652,773	$12,507,147

At June 30, 2022, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.32% per annum. At June 30, 2022, our outstanding variable rate debt based on LIBOR totaled approximately $165.0 million and our outstanding variable rate debt based on SOFR totaled $730.0 million. At June 30, 2022, the coupon/stated rate on our variable rate debt was approximately 1.96% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $2.2 million and $4.4 million for the three and six months ended June 30, 2022, respectively.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions, we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to SOFR. Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located, Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of one or more of the following, among other potential consequences:
•the financial condition of our clients may be adversely affected, which may result in client defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
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
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
April 1, 2022 – April 30, 2022	—		$—	N/A	N/A
May 1, 2022 – May 31, 2022	307	(1)	$89.15	N/A	N/A
June 1, 2022 – June 30, 2022	—		$—	N/A	N/A
Total	307		$89.15	N/A	N/A
___________
(1)Represents shares of BXP common stock surrendered by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2022, in connection with issuances of shares of restricted common stock to non-employee directors under the Boston Properties, Inc. 2021 Stock Incentive Plan, BPLP issued an aggregate of 3,760 common units to BXP in exchange for $37.60, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2022 – April 30, 2022	746	(1)	$0.25	N/A	N/A
May 1, 2022 – May 31, 2022	3,477	(2)	$8.10	N/A	N/A
June 1, 2022 – June 30, 2022	—		$—	N/A	N/A
Total	4,223		$6.71	N/A	N/A
___________
(1)Represents LTIP units that were repurchased by BPLP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements, such LTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by such employee for such units.
(2)Includes 2,507 LTIP units, 229 2021 MYLTIP units and 434 2022 MYLTIP units that were repurchased by BPLP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable LTIP unit and MYLTIP unit vesting agreements, such LTIP units and MYLTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by such employee for such units. Also includes 307 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.

ITEM 6—Exhibits.
(a)Exhibits

10.1†	—	Boston Properties, Inc. Non-Employee Director Compensation Plan (Incorporated by reference to Appendix B to Boston Properties, Inc.'s Proxy Statement on Schedule 14A filed on April 6, 2022.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*.). (Filed herewith.)
† Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

August 5, 2022	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 5, 2022	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)