Form 10-Q
period 2022-09-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2022-11-04
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,754,712
(Registrant)	(Class)	(Outstanding on November 1, 2022)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2022 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of September 30, 2022, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP either (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of BXP and BPLP. The limited partners of BPLP are accounted for as partners’ capital in BPLP’s financial statements and as noncontrolling interests in BXP’s financial statements. The noncontrolling interests in BPLP’s financial statements include the interests of unaffiliated partners in various consolidated partnerships. The noncontrolling interests in BXP’s financial statements include the same noncontrolling interests in BPLP and limited partners of BPLP. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued by each of BXP and BPLP.
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $252.2 million, or 1.3% at September 30, 2022, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2022

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2022	December 31, 2021
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,753,779 and $6,702,830 at September 30, 2022 and December 31, 2021, respectively)	$25,192,376	$23,752,630
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2022 and December 31, 2021, respectively)	237,505	237,507
Right of use assets - operating leases	167,935	169,778
Less: accumulated depreciation (amounts related to VIEs of $(1,352,781) and $(1,283,060) at September 30, 2022 and December 31, 2021, respectively)	(6,170,472)	(5,883,961)
Total real estate	19,427,344	18,275,954
Cash and cash equivalents (amounts related to VIEs of $249,124 and $300,937 at September 30, 2022 and December 31, 2021, respectively)	375,774	452,692
Cash held in escrows	73,112	48,466
Investments in securities	30,040	43,632
Tenant and other receivables, net (amounts related to VIEs of $11,842 and $6,824 at September 30, 2022 and December 31, 2021, respectively)	69,633	70,186
Related party note receivable, net	78,592	78,336
Notes receivable, net	—	9,641
Accrued rental income, net (amounts related to VIEs of $359,439 and $357,395 at September 30, 2022 and December 31, 2021, respectively)	1,250,176	1,226,745
Deferred charges, net (amounts related to VIEs of $176,908 and $174,637 at September 30, 2022 and December 31, 2021, respectively)	720,648	618,798
Prepaid expenses and other assets (amounts related to VIEs of $44,525 and $29,668 at September 30, 2022 and December 31, 2021, respectively)	107,538	57,811
Investments in unconsolidated joint ventures	1,593,834	1,482,997
Total assets	$23,726,691	$22,365,258
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,271,157 and $3,267,914 at September 30, 2022 and December 31, 2021, respectively)	$3,271,157	$3,267,914
Unsecured senior notes, net	9,491,714	9,483,695
Unsecured line of credit	340,000	145,000
Unsecured term loan, net	730,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,568 and $20,458 at September 30, 2022 and December 31, 2021, respectively)	248,092	244,421
Lease liabilities - operating leases	205,008	204,561
Accounts payable and accrued expenses (amounts related to VIEs of $35,043 and $29,464 at September 30, 2022 and December 31, 2021, respectively)	360,572	320,775
Dividends and distributions payable	170,952	169,859
Accrued interest payable	91,885	94,796
Other liabilities (amounts related to VIEs of $104,663 and $150,131 at September 30, 2022 and December 31, 2021, respectively)	417,255	391,441
Total liabilities	15,326,635	14,322,462

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2022	December 31, 2021
Commitments and contingencies (See Note 7)
Redeemable deferred stock units— 93,175 and 83,073 units outstanding at redemption value at September 30, 2022 and December 31, 2021, respectively	6,985	9,568
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,833,612 and 156,623,749 issued and 156,754,712 and 156,544,849 outstanding at September 30, 2022 and December 31, 2021, respectively	1,568	1,565
Additional paid-in capital	6,532,299	6,497,730
Dividends in excess of earnings	(359,536)	(625,891)
Treasury common stock at cost, 78,900 shares at September 30, 2022 and December 31, 2021	(2,722)	(2,722)
Accumulated other comprehensive loss	(15,991)	(36,662)
Total stockholders’ equity attributable to Boston Properties, Inc.	6,155,618	5,834,020
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	685,952	642,655
Property partnerships	1,551,501	1,556,553
Total equity	8,393,071	8,033,228
Total liabilities and equity	$23,726,691	$22,365,258

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Lease	$739,255	$692,260	$2,179,274	$2,062,102
Parking and other	28,154	23,507	80,234	58,727
Hotel	11,749	5,189	28,395	7,382
Development and management services	7,465	6,094	19,650	20,181
Direct reimbursements of payroll and related costs from management services contracts	3,900	3,006	11,204	9,166
Total revenue	790,523	730,056	2,318,757	2,157,558
Expenses
Operating
Rental	281,702	258,281	825,805	764,373
Hotel	8,548	3,946	19,832	7,993
General and administrative	32,519	34,560	110,378	117,924
Payroll and related costs from management services contracts	3,900	3,006	11,204	9,166
Transaction costs	1,650	1,888	2,146	2,970
Depreciation and amortization	190,675	179,412	551,445	539,815
Total expenses	518,994	481,093	1,520,810	1,442,241
Other income (expense)
Loss from unconsolidated joint ventures	(3,524)	(5,597)	(1,389)	(1,745)
Gains on sales of real estate	262,345	348	381,293	8,104
Interest and other income (loss)	3,728	1,520	6,151	4,140
Other income - assignment fee	—	—	6,624	—
Gains (losses) from investments in securities	(1,571)	(190)	(8,549)	3,744
Losses from early extinguishment of debt	—	—	—	(898)
Interest expense	(111,846)	(105,794)	(317,216)	(320,015)
Net income	420,661	139,250	864,861	408,647
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,801)	(18,971)	(54,896)	(52,602)
Noncontrolling interest—common units of the Operating Partnership	(40,883)	(11,982)	(82,821)	(35,393)
Net income attributable to Boston Properties, Inc.	360,977	108,297	727,144	320,652
Preferred dividends	—	—	—	(2,560)
Preferred stock redemption charge	—	—	—	(6,412)
Net income attributable to Boston Properties, Inc. common shareholders	$360,977	$108,297	$727,144	$311,680
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$2.30	$0.69	$4.63	$2.00
Weighted average number of common shares outstanding	156,754	156,183	156,708	156,062
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$2.29	$0.69	$4.62	$1.99
Weighted average number of common and common equivalent shares outstanding	157,133	156,598	157,144	156,394
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$420,661	$139,250	$864,861	$408,647
Other comprehensive income:
Effective portion of interest rate contracts	10,800	1,088	18,400	5,482
Amortization of interest rate contracts (1)	1,677	1,676	5,030	5,028
Other comprehensive income	12,477	2,764	23,430	10,510
Comprehensive income	433,138	142,014	888,291	419,157
Net income attributable to noncontrolling interests	(59,684)	(30,953)	(137,717)	(87,995)
Other comprehensive income attributable to noncontrolling interests	(1,390)	(401)	(2,757)	(1,423)
Comprehensive income attributable to Boston Properties, Inc.	$372,064	$110,660	$747,817	$329,739
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, June 30, 2022	156,726	$1,567	$6,524,997	$(567,016)	$(2,722)	$(27,077)	$660,214	$1,552,706	$8,142,669
Redemption of operating partnership units to common stock	26	1	958	—	—	—	(959)	—	—
Allocated net income for the period	—	—	—	361,100	—	—	40,760	18,801	420,661
Dividends/distributions declared	—	—	—	(153,620)	—	—	(17,930)	—	(171,550)
Shares issued pursuant to stock purchase plan	5	—	436	—	—	—	—	—	436
Net activity from stock option and incentive plan	(2)	—	1,648	—	—	—	6,880	—	8,528
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(20,150)	(20,150)
Effective portion of interest rate contracts	—	—	—	—	—	9,709	1,091	—	10,800
Amortization of interest rate contracts	—	—	—	—	—	1,377	156	144	1,677
Reallocation of noncontrolling interest	—	—	4,260	—	—	—	(4,260)	—	—
Equity, September 30, 2022	156,755	$1,568	$6,532,299	$(359,536)	$(2,722)	$(15,991)	$685,952	$1,551,501	$8,393,071

Equity, June 30, 2021	156,136	$1,561	$6,405,916	$(612,247)	$(2,722)	$(43,166)	$615,308	$1,725,343	$8,089,993
Redemption of operating partnership units to common stock	50	1	1,747	—	—	—	(1,748)	—	—
Allocated net income for the period	—	—	—	108,308	—	—	11,971	18,971	139,250
Dividends/distributions declared	—	—	—	(153,082)	—	—	(17,203)	—	(170,285)
Shares issued pursuant to stock purchase plan	4	—	520	—	—	—	—	—	520
Net activity from stock option and incentive plan	16	—	1,185	—	—	—	7,679	—	8,864
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	11,318	11,318
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(27,675)	(27,675)
Effective portion of interest rate contracts	—	—	—	—	—	981	107	—	1,088
Amortization of interest rate contracts	—	—	—	—	—	1,382	150	144	1,676
Reallocation of noncontrolling interest	—	—	6,434	—	—	—	(6,434)	—	—
Equity, September 30, 2021	156,206	$1,562	$6,415,802	$(657,021)	$(2,722)	$(40,803)	$609,830	$1,728,101	$8,054,749

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount

Equity, December 31, 2021	156,545	$1,565	$—	$6,497,730	$(625,891)	$(2,722)	$(36,662)	$642,655	$1,556,553	$8,033,228
Redemption of operating partnership units to common stock	178	3	—	6,385	—	—	—	(6,388)	—	—
Allocated net income for the period	—	—	—	—	727,144	—	—	82,821	54,896	864,861
Dividends/distributions declared	—	—	—	—	(460,789)	—	—	(53,789)	—	(514,578)
Shares issued pursuant to stock purchase plan	10	—	—	1,036	—	—	—	—	—	1,036
Net activity from stock option and incentive plan	22	—	—	5,935	—	—	—	39,539	—	45,474
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(61,229)	(61,229)
Effective portion of interest rate contracts	—	—	—	—	—	—	16,540	1,860	—	18,400
Amortization of interest rate contracts	—	—	—	—	—	—	4,131	467	432	5,030
Reallocation of noncontrolling interest	—	—	—	21,213	—	—	—	(21,213)	—	—
Equity, September 30, 2022	156,755	$1,568	$—	$6,532,299	$(359,536)	$(2,722)	$(15,991)	$685,952	$1,551,501	$8,393,071

Equity, December 31, 2020	155,719	$1,557	$200,000	$6,356,791	$(509,653)	$(2,722)	$(49,890)	$616,596	$1,726,933	$8,339,612
Redemption of operating partnership units to common stock	227	2	—	8,031	—	—	—	(8,033)	—	—
Allocated net income for the period	—	—	—	—	320,652	—	—	35,393	52,602	408,647
Dividends/distributions declared	—	—	—	—	(461,608)	—	—	(51,743)	—	(513,351)
Shares issued pursuant to stock purchase plan	9	—	—	1,004	—	—	—	—	—	1,004
Net activity from stock option and incentive plan	251	3	—	20,893	—	—	—	39,332	—	60,228
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	13,738	13,738
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(65,604)	(65,604)
Effective portion of interest rate contracts	—	—	—	—	—	—	4,943	539	—	5,482
Amortization of interest rate contracts	—	—	—	—	—	—	4,144	452	432	5,028
Reallocation of noncontrolling interest	—	—	—	22,706	—	—	—	(22,706)	—	—
Equity, September 30, 2021	156,206	$1,562	$—	$6,415,802	$(657,021)	$(2,722)	$(40,803)	$609,830	$1,728,101	$8,054,749

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$864,861	$408,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	551,445	539,815
Amortization of right of use assets - operating leases	1,843	3,208
Non-cash compensation expense	44,208	43,098
Loss from unconsolidated joint ventures	1,389	1,745
Distributions of net cash flow from operations of unconsolidated joint ventures	20,511	18,462
Losses (gains) from investments in securities	8,549	(3,744)
Allowance for current expected credit losses	(476)	(758)
Non-cash portion of interest expense	19,704	17,584
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(6,290)
Losses from early extinguishments of debt	—	898
Other income - assignment fee	(6,624)	—
Gains on sales of real estate	(381,293)	(8,104)
Change in assets and liabilities:
Tenant and other receivables, net	4,133	13,738
Notes receivable, net	(152)	(419)
Accrued rental income, net	(76,268)	(74,283)
Prepaid expenses and other assets	(46,104)	(61,019)
Lease liabilities - operating leases	447	(24,023)
Accounts payable and accrued expenses	3,167	26,097
Accrued interest payable	(2,900)	(18,237)
Other liabilities	(35,490)	(51,938)
Tenant leasing costs	(58,547)	(37,618)
Total adjustments	47,542	378,212
Net cash provided by operating activities	912,403	786,859
Cash flows from investing activities:
Acquisitions of real estate	(1,320,273)	(218,679)
Construction in progress	(384,083)	(381,104)
Building and other capital improvements	(112,755)	(103,840)
Tenant improvements	(139,986)	(218,878)
Proceeds from sales of real estate	695,231	—
Proceeds from assignment fee	6,624	—
Capital contributions to unconsolidated joint ventures	(109,643)	(95,462)
Capital distributions from unconsolidated joint ventures	36,622	122
Proceeds from sale of investment in unconsolidated joint venture	—	17,789
Proceeds from notes receivable	10,000	—
Investments in securities, net	5,043	1,684
Net cash used in investing activities	(1,313,220)	(998,368)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(13,261)
Proceeds from unsecured senior notes	—	1,695,996
Redemption of unsecured senior notes	—	(843,710)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2022	2021
Borrowings on unsecured line of credit	885,000	300,000
Repayments of unsecured line of credit	(690,000)	(300,000)
Borrowings on unsecured term loan	730,000	—
Redemption of preferred stock	—	(200,000)
Payments on finance lease obligations	—	1,250
Repayment of unsecured term loan	—	(500,000)
Deferred financing costs	(2,230)	(20,770)
Debt prepayment and extinguishment costs	—	(185)
Net activity from equity transactions	(359)	20,028
Dividends and distributions	(513,486)	(513,381)
Contributions from noncontrolling interests in property partnerships	849	13,738
Distributions to noncontrolling interests in property partnerships	(61,229)	(65,604)
Net cash provided by (used in) financing activities	348,545	(425,899)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(52,272)	(637,408)
Cash and cash equivalents and cash held in escrows, beginning of period	501,158	1,719,329
Cash and cash equivalents and cash held in escrows, end of period	$448,886	$1,081,921

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$452,692	$1,668,742
Cash held in escrows, beginning of period	48,466	50,587
Cash and cash equivalents and cash held in escrows, beginning of period	$501,158	$1,719,329

Cash and cash equivalents, end of period	$375,774	$1,002,728
Cash held in escrows, end of period	73,112	79,193
Cash and cash equivalents and cash held in escrows, end of period	$448,886	$1,081,921

Supplemental disclosures:
Cash paid for interest	$339,067	$358,015
Interest capitalized	$40,048	$36,632

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(95,996)	$(159,108)
Change in real estate included in accounts payable and accrued expenses	$29,290	$(22,104)
Construction in progress, net deconsolidated	$(11,316)	$—
Investment in unconsolidated joint ventures recorded upon deconsolidation	$11,316	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$26,887
Dividends and distributions declared but not paid	$170,952	$169,739
Conversions of noncontrolling interests to stockholders’ equity	$6,388	$8,033
Issuance of restricted securities to employees and non-employee directors	$48,605	$44,257

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2022	December 31, 2021
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,753,779 and $6,702,830 at September 30, 2022 and December 31, 2021, respectively)	$24,824,862	$23,379,243
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2022 and December 31, 2021, respectively)	237,505	237,507
Right of use assets - operating leases	167,935	169,778
Less: accumulated depreciation (amounts related to VIEs of $(1,352,781) and $(1,283,060) at September 30, 2022 and December 31, 2021, respectively)	(6,055,172)	(5,772,018)
Total real estate	19,175,130	18,014,510
Cash and cash equivalents (amounts related to VIEs of $249,124 and $300,937 at September 30, 2022 and December 31, 2021, respectively)	375,774	452,692
Cash held in escrows	73,112	48,466
Investments in securities	30,040	43,632
Tenant and other receivables, net (amounts related to VIEs of $11,842 and $6,824 at September 30, 2022 and December 31, 2021, respectively)	69,633	70,186
Related party note receivable, net	78,592	78,336
Notes receivable, net	—	9,641
Accrued rental income, net (amounts related to VIEs of $359,439 and $357,395 at September 30, 2022 and December 31, 2021, respectively)	1,250,176	1,226,745
Deferred charges, net (amounts related to VIEs of $176,908 and $174,637 at September 30, 2022 and December 31, 2021, respectively)	720,648	618,798
Prepaid expenses and other assets (amounts related to VIEs of $44,525 and $29,668 at September 30, 2022 and December 31, 2021, respectively)	107,538	57,811
Investments in unconsolidated joint ventures	1,593,834	1,482,997
Total assets	$23,474,477	$22,103,814
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,271,157 and $3,267,914 at September 30, 2022 and December 31, 2021, respectively)	$3,271,157	$3,267,914
Unsecured senior notes, net	9,491,714	9,483,695
Unsecured line of credit	340,000	145,000
Unsecured term loan, net	730,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,568 and $20,458 at September 30, 2022 and December 31, 2021, respectively)	248,092	244,421
Lease liabilities - operating leases	205,008	204,561
Accounts payable and accrued expenses (amounts related to VIEs of $35,043 and $29,464 at September 30, 2022 and December 31, 2021, respectively)	360,572	320,775
Dividends and distributions payable	170,952	169,859
Accrued interest payable	91,885	94,796
Other liabilities (amounts related to VIEs of $104,663 and $150,131 at September 30, 2022 and December 31, 2021, respectively)	417,255	391,441
Total liabilities	15,326,635	14,322,462
Commitments and contingencies (See Note 7)
Redeemable deferred stock units— 93,175 and 83,073 units outstanding at redemption value at September 30, 2022 and December 31, 2021, respectively	6,985	9,568

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2022	December 31, 2021
Noncontrolling interests:
Redeemable partnership units— 16,535,172 and 16,561,186 common units and 1,680,123 and 1,485,376 long term incentive units outstanding at redemption value at September 30, 2022 and December 31, 2021, respectively	1,407,762	2,078,603
Capital:
Boston Properties Limited Partnership partners’ capital— 1,749,700 and 1,745,914 general partner units and 155,005,012 and 154,798,935 limited partner units outstanding at September 30, 2022 and December 31, 2021, respectively	5,197,585	4,173,290
Accumulated other comprehensive loss	(15,991)	(36,662)
Total partners’ capital	5,181,594	4,136,628
Noncontrolling interests in property partnerships	1,551,501	1,556,553
Total capital	6,733,095	5,693,181
Total liabilities and capital	$23,474,477	$22,103,814

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue
Lease	$739,255	$692,260	$2,179,274	$2,062,102
Parking and other	28,154	23,507	80,234	58,727
Hotel	11,749	5,189	28,395	7,382
Development and management services	7,465	6,094	19,650	20,181
Direct reimbursements of payroll and related costs from management services contracts	3,900	3,006	11,204	9,166
Total revenue	790,523	730,056	2,318,757	2,157,558
Expenses
Operating
Rental	281,702	258,281	825,805	764,373
Hotel	8,548	3,946	19,832	7,993
General and administrative	32,519	34,560	110,378	117,924
Payroll and related costs from management services contracts	3,900	3,006	11,204	9,166
Transaction costs	1,650	1,888	2,146	2,970
Depreciation and amortization	188,969	177,677	546,271	533,255
Total expenses	517,288	479,358	1,515,636	1,435,681
Other income (expense)
Loss from unconsolidated joint ventures	(3,524)	(5,597)	(1,389)	(1,745)
Gains on sales of real estate	262,357	348	385,349	8,104
Interest and other income (loss)	3,728	1,520	6,151	4,140
Other income - assignment fee	—	—	6,624	—
Gains (losses) from investments in securities	(1,571)	(190)	(8,549)	3,744
Losses from early extinguishment of debt	—	—	—	(898)
Interest expense	(111,846)	(105,794)	(317,216)	(320,015)
Net income	422,379	140,985	874,091	415,207
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,801)	(18,971)	(54,896)	(52,602)
Net income attributable to Boston Properties Limited Partnership	403,578	122,014	819,195	362,605
Preferred distributions	—	—	—	(2,560)
Preferred unit redemption charge	—	—	—	(6,412)
Net income attributable to Boston Properties Limited Partnership common unitholders	$403,578	$122,014	$819,195	$353,633
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$2.31	$0.70	$4.69	$2.04
Weighted average number of common units outstanding	174,416	173,194	174,339	173,078
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$2.30	$0.70	$4.68	$2.04
Weighted average number of common and common equivalent units outstanding	174,795	173,609	174,775	173,410

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$422,379	$140,985	$874,091	$415,207
Other comprehensive income:
Effective portion of interest rate contracts	10,800	1,088	18,400	5,482
Amortization of interest rate contracts (1)	1,677	1,676	5,030	5,028
Other comprehensive income	12,477	2,764	23,430	10,510
Comprehensive income	434,856	143,749	897,521	425,717
Comprehensive income attributable to noncontrolling interests	(18,945)	(19,115)	(55,328)	(53,034)
Comprehensive income attributable to Boston Properties Limited Partnership	$415,911	$124,634	$842,193	$372,683
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, June 30, 2022	1,750	154,977	$4,716,430	$(27,077)	$1,552,706	$6,242,059	$1,646,678
Net activity from contributions and unearned compensation	—	2	2,082	—	—	2,082	6,882
Allocated net income for the period	—	—	362,818	—	18,801	381,619	40,760
Distributions	—	—	(153,620)	—	—	(153,620)	(17,930)
Conversion of redeemable partnership units	—	26	959	—	—	959	(959)
Adjustment to reflect redeemable partnership units at redemption value	—	—	268,916	—	—	268,916	(268,916)
Effective portion of interest rate contracts	—	—	—	9,709	—	9,709	1,091
Amortization of interest rate contracts	—	—	—	1,377	144	1,521	156
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(20,150)	(20,150)	—
Equity, September 30, 2022	1,750	155,005	$5,197,585	$(15,991)	$1,551,501	$6,733,095	$1,407,762

Equity, June 30, 2021	1,737	154,399	$4,132,880	$(43,166)	$1,725,343	$5,815,057	$2,008,478
Net activity from contributions and unearned compensation	—	21	1,705	—	—	1,705	7,679
Allocated net income for the period	—	—	110,043	—	18,971	129,014	11,971
Distributions	—	—	(153,082)	—	—	(153,082)	(17,203)
Conversion of redeemable partnership units	—	50	1,748	—	—	1,748	(1,748)
Adjustment to reflect redeemable partnership units at redemption value	—	—	115,823	—	—	115,823	(115,823)
Effective portion of interest rate contracts	—	—	—	981	—	981	107
Amortization of interest rate contracts	—	—	—	1,382	144	1,526	150
Contributions from noncontrolling interests in property partnerships	—	—	—	—	11,318	11,318	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(27,675)	(27,675)	—
Equity, September 30, 2021	1,737	154,470	$4,209,117	$(40,803)	$1,728,101	$5,896,415	$1,893,611

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2021	1,746	154,799	$4,173,290	$—	$(36,662)	$1,556,553	$5,693,181	$2,078,603
Net activity from contributions and unearned compensation	1	31	6,967	—	—	—	6,967	39,543
Allocated net income for the period	—	—	736,374	—	—	54,896	791,270	82,821
Distributions	—	—	(460,789)	—	—	—	(460,789)	(53,789)
Conversion of redeemable partnership units	3	175	6,388	—	—	—	6,388	(6,388)
Adjustment to reflect redeemable partnership units at redemption value	—	—	735,355	—	—	—	735,355	(735,355)
Effective portion of interest rate contracts	—	—	—	—	16,540	—	16,540	1,860
Amortization of interest rate contracts	—	—	—	—	4,131	432	4,563	467
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(61,229)	(61,229)	—
Equity, September 30, 2022	1,750	155,005	$5,197,585	$—	$(15,991)	$1,551,501	$6,733,095	$1,407,762

Equity, December 31, 2020	1,731	153,988	$4,554,639	$193,623	$(49,890)	$1,726,933	$6,425,305	$1,643,024
Net activity from contributions and unearned compensation	4	255	21,900	—	—	—	21,900	39,332
Allocated net income for the period	—	—	324,652	2,560	—	52,602	379,814	35,393
Distributions	—	—	(459,048)	(2,560)	—	—	(461,608)	(51,743)
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	2	227	8,033	—	—	—	8,033	(8,033)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(234,647)	—	—	—	(234,647)	234,647
Effective portion of interest rate contracts	—	—	—	—	4,943	—	4,943	539
Amortization of interest rate contracts	—	—	—	—	4,144	432	4,576	452
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	13,738	13,738	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(65,604)	(65,604)	—
Equity, September 30, 2021	1,737	154,470	$4,209,117	$—	$(40,803)	$1,728,101	$5,896,415	$1,893,611

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$874,091	$415,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	546,271	533,255
Amortization of right of use assets - operating leases	1,843	3,208
Non-cash compensation expense	44,208	43,098
Loss from unconsolidated joint ventures	1,389	1,745
Distributions of net cash flow from operations of unconsolidated joint ventures	20,511	18,462
Losses (gains) from investments in securities	8,549	(3,744)
Allowance for current expected credit losses	(476)	(758)
Non-cash portion of interest expense	19,704	17,584
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(6,290)
Losses from early extinguishments of debt	—	898
Other income - assignment fee	(6,624)	—
Gains on sales of real estate	(385,349)	(8,104)
Change in assets and liabilities:
Tenant and other receivables, net	4,133	13,738
Notes receivable, net	(152)	(419)
Accrued rental income, net	(76,268)	(74,283)
Prepaid expenses and other assets	(46,104)	(61,019)
Lease liabilities - operating leases	447	(24,023)
Accounts payable and accrued expenses	3,167	26,097
Accrued interest payable	(2,900)	(18,237)
Other liabilities	(35,490)	(51,938)
Tenant leasing costs	(58,547)	(37,618)
Total adjustments	38,312	371,652
Net cash provided by operating activities	912,403	786,859
Cash flows from investing activities:
Acquisitions of real estate	(1,320,273)	(218,679)
Construction in progress	(384,083)	(381,104)
Building and other capital improvements	(112,755)	(103,840)
Tenant improvements	(139,986)	(218,878)
Proceeds from sales of real estate	695,231	—
Proceeds from assignment fee	6,624	—
Capital contributions to unconsolidated joint ventures	(109,643)	(95,462)
Capital distributions from unconsolidated joint ventures	36,622	122
Proceeds from sale of investment in unconsolidated joint venture	—	17,789
Proceeds from notes receivable	10,000	—
Investments in securities, net	5,043	1,684
Net cash used in investing activities	(1,313,220)	(998,368)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	(13,261)
Proceeds from unsecured senior notes	—	1,695,996
Redemption of unsecured senior notes	—	(843,710)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2022	2021
Borrowings on unsecured line of credit	885,000	300,000
Repayments of unsecured line of credit	(690,000)	(300,000)
Borrowings on unsecured term loan	730,000	—
Repayment of unsecured term loan	—	(500,000)
Redemption of preferred units	—	(200,000)
Payments on finance lease obligations	—	1,250
Deferred financing costs	(2,230)	(20,770)
Debt prepayment and extinguishment costs	—	(185)
Net activity from equity transactions	(359)	20,028
Distributions	(513,486)	(513,381)
Contributions from noncontrolling interests in property partnerships	849	13,738
Distributions to noncontrolling interests in property partnerships	(61,229)	(65,604)
Net cash provided by (used in) financing activities	348,545	(425,899)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(52,272)	(637,408)
Cash and cash equivalents and cash held in escrows, beginning of period	501,158	1,719,329
Cash and cash equivalents and cash held in escrows, end of period	$448,886	$1,081,921

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$452,692	$1,668,742
Cash held in escrows, beginning of period	48,466	50,587
Cash and cash equivalents and cash held in escrows, beginning of period	$501,158	$1,719,329

Cash and cash equivalents, end of period	$375,774	$1,002,728
Cash held in escrows, end of period	73,112	79,193
Cash and cash equivalents and cash held in escrows, end of period	$448,886	$1,081,921

Supplemental disclosures:
Cash paid for interest	$339,067	$358,015
Interest capitalized	$40,048	$36,632

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(95,996)	$(157,794)
Change in real estate included in accounts payable and accrued expenses	$29,290	$(22,104)
Construction in progress, net deconsolidated	$(11,316)	$—
Investment in unconsolidated joint ventures recorded upon deconsolidation	$11,316	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$26,887
Distributions declared but not paid	$170,952	$169,739
Conversions of redeemable partnership units to partners’ capital	$6,388	$8,033
Issuance of restricted securities to employees and non-employee directors	$48,605	$44,257

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at September 30, 2022 owned an approximate 89.6% (89.7% at December 31, 2021) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
Properties
At September 30, 2022, the Company owned or had joint venture interests in a portfolio of 193 commercial real estate properties (the “Properties”) aggregating approximately 53.5 million net rentable square feet of primarily premier workplaces, including 14 properties under construction/redevelopment totaling approximately 4.4 million net rentable square feet. At September 30, 2022, the Properties consisted of:
•173 office properties (including 12 properties under construction/redevelopment);
•12 retail properties (including one property under redevelopment);
•seven residential properties (including one property under construction); and
•one hotel.
The Company considers premier workplaces to be well-located buildings that are modern structures or have been modernized to compete with newer buildings and professionally managed and maintained. As such, these properties attract high-quality clients and command upper-tier rental rates.
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
Consolidated Variable Interest Entities
As of September 30, 2022, BXP has identified six consolidated VIEs, including BPLP. Excluding BPLP, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,592	$79,614	$78,336	$82,867
Notes receivable, net	—	—	9,641	10,000
Total	$78,592	$79,614	$87,977	$92,867

Mortgage notes payable, net	$3,271,157	$2,788,779	$3,267,914	$3,395,569
Unsecured senior notes, net	9,491,714	8,261,816	9,483,695	9,966,591
Unsecured line of credit	340,000	338,247	145,000	145,317
Unsecured term loan, net	730,000	730,000	—	—
Total	$13,832,871	$12,118,842	$12,896,609	$13,507,477
3. Real Estate
BXP
Real estate consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Land	$5,208,688	$5,061,169
Right of use assets - finance leases	237,505	237,507
Right of use assets - operating leases	167,935	169,778
Land held for future development (1)	601,676	560,355
Buildings and improvements	15,598,033	14,291,214
Tenant improvements	3,061,686	2,894,025
Furniture, fixtures and equipment	52,126	51,695
Construction in progress	670,167	894,172
Total	25,597,816	24,159,915
Less: Accumulated depreciation	(6,170,472)	(5,883,961)
	$19,427,344	$18,275,954
_______________
(1)Includes pre-development costs.

BPLP
Real estate consisted of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Land	$5,113,979	$4,964,986
Right of use assets - finance leases	237,505	237,507
Right of use assets - operating leases	167,935	169,778
Land held for future development (1)	601,676	560,355
Buildings and improvements	15,325,228	14,014,010
Tenant improvements	3,061,686	2,894,025
Furniture, fixtures and equipment	52,126	51,695
Construction in progress	670,167	894,172
Total	25,230,302	23,786,528
Less: Accumulated depreciation	(6,055,172)	(5,772,018)
	$19,175,130	$18,014,510
_______________
(1)Includes pre-development costs.
Acquisitions
On May 17, 2022, the Company completed the acquisition of Madison Centre in Seattle, Washington for a net purchase price, including transaction costs, of approximately $724.3 million. The acquisition was completed using the proceeds from BPLP’s $730.0 million unsecured term loan (See Note 6). Madison Centre is an approximately 755,000 net rentable square foot, 37-story, LEED-Platinum certified, premier workplace. The following table summarizes the allocation of the purchase price, including transaction costs, of Madison Centre at the date of acquisition (in thousands):

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
Madison Centre contributed approximately $18.8 million of revenue and approximately $1.3 million of net income to the Company for the period from May 17, 2022 through September 30, 2022.

On September 16, 2022, the Company acquired 125 Broadway in Cambridge, Massachusetts for a net purchase price, including transaction costs, of approximately $592.4 million. The acquisition was completed with available cash and borrowings under BPLP’s unsecured credit facility. 125 Broadway is a 271,000 net rentable square foot, six-story, laboratory/life sciences property. The following table summarizes the allocation of the purchase price, including transaction costs, of 125 Broadway at the date of acquisition (in thousands):

Land	$126,364
Building and improvements	403,588
Tenant improvements	30,074
In-place lease intangibles	49,137
Below-market lease intangibles	(16,725)
Net assets acquired	$592,438
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles and the acquired below-market lease intangible for 125 Broadway from September 16, 2022 through the remainder of 2022 and each of the five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Below-Market Lease Intangible
Period from September 16, 2022 through December 31, 2022	$2,185	$744
2023	8,740	2,975
2024	8,740	2,975
2025	8,740	2,975
2026	8,740	2,975
2027	8,740	2,975
125 Broadway contributed approximately $1.6 million of revenue and approximately $0.4 million of net income to the Company for the period from September 16, 2022 through September 30, 2022.
Dispositions
On March 31, 2022, the Company completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot office property. 195 West Street contributed approximately $0.4 million of net income to the Company from January 1, 2022 through March 30, 2022 and contributed approximately $0.4 million and $0.2 million of net income to the Company for the three and nine months ended September 30, 2021, respectively.
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
On June 15, 2022, the Company completed the sale of its suburban Virginia 95 Office Park properties located in Springfield, Virginia for an aggregate gross sale price of $127.5 million. Net cash proceeds totaled approximately $121.9 million, resulting in a gain on sale of real estate totaling approximately $96.2 million for BXP and approximately $99.5 million for BPLP. Virginia 95 Office Park consists of eleven office/flex properties aggregating approximately 733,000 net rentable square feet. Virginia 95 Office Park contributed approximately $2.3 million of net income to the Company from January 1, 2022 through June 14, 2022 and contributed approximately $1.8 million and $5.9 million of net income to the Company for the three and nine months ended September 30, 2021, respectively.

On August 30, 2022, the Company completed the sale of 601 Massachusetts Avenue located in Washington, DC for a gross sale price of $531.0 million. Net cash proceeds totaled approximately $512.3 million, resulting in a gain on sale of real estate of approximately $237.4 million for BXP and approximately $237.5 million for BPLP. 601 Massachusetts Avenue is an approximately 479,000 net rentable square foot premier workplace. 601 Massachusetts Avenue contributed approximately $3.6 million and $14.9 million of net income to the Company for the period from July 1, 2022 through August 29, 2022 and the period from January 1, 2022 through August 29, 2022, respectively, and contributed approximately $5.6 million and $16.7 million of net income to the Company for the three and nine months ended September 30, 2021, respectively.
On September 15, 2022, the Company completed the sale of two parcels of land located in Loudoun County, Virginia for an aggregate gross sale price of $27.0 million. Net cash proceeds totaled approximately $25.6 million, resulting in a gain on sale of real estate totaling approximately $24.4 million for BXP and BPLP.
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
On April 29, 2022, the Company partially placed in-service 2100 Pennsylvania Avenue, a premier workplace project with approximately 480,000 net rentable square feet located in Washington, DC.
On May 13, 2022, the Company commenced the development of Reston Next Office Phase II, a premier workplace project located in Reston, Virginia. When completed, the building will consist of approximately 90,000 net rentable square feet.
On June 29, 2022, the Company completed and fully placed in-service 325 Main Street, a premier workplace project with approximately 414,000 net rentable square feet located in Cambridge, Massachusetts.
On July 1, 2022, the Company commenced the redevelopment of 140 Kendrick Street, a premier workplace that consists of three buildings aggregating approximately 388,000 net rentable square feet located in Needham, Massachusetts. The redevelopment is a repositioning of one building consisting of approximately 90,000 net rentable square feet into a net zero, carbon neutral premier workplace building, as defined by the LEED Zero Carbon Certification. When completed, the building will consist of approximately 104,000 net rentable square feet.
On July 15, 2022, the Company partially placed in-service 880 Winter Street, an approximately 244,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.
On September 8, 2022, the Company terminated its existing lease agreement with its client at 300 Binney Street to facilitate the conversion and expansion of the property. 300 Binney Street is a premier workplace with approximately 195,000 net rentable square feet at Kendall Center in Cambridge, Massachusetts that will be redeveloped into approximately 240,000 net rentable square feet of laboratory/life sciences space. The commencement of construction is subject to various conditions. There can be no assurance that the Company will commence the redevelopment on the terms and schedule currently contemplated or at all.
On September 12, 2022, the Company commenced the redevelopment of 760 Boylston Street, a retail project at the Prudential Center located in Boston, Massachusetts. The redevelopment is a modernization of the space consisting of approximately 118,000 net rentable square feet.
4. Leases
The Company estimates the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of these accrued rent and accounts receivable balances, management considers client creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on clients’ businesses, and changes in clients’ payment patterns, on a lease-by-lease basis.

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
During the nine months ended September 30, 2022, the Company determined it was probable of collecting substantially all of certain clients’ accrued rent and account receivable balances and, therefore, ceased recognizing revenue from such clients on a cash basis. As a result of returning these clients to accrual basis accounting, the Company reinstated approximately $1.5 million of accrued rent balances during the nine months ended September 30, 2022. There was no reinstatement of accrued rent balances during the three months ended September 30, 2022.
For information related to write-offs of accrued rent, net balances and accounts receivable, net balances and reinstatements of accrued rent balances for the Company’s unconsolidated joint ventures, see Note 5.
Lessor
The following table summarizes the components of lease revenue recognized during the three and nine months ended September 30, 2022 and 2021 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Revenue	2022	2021	2022	2021
Fixed contractual payments	$610,878	$581,393	$1,811,836	$1,732,930
Variable lease payments	128,377	110,867	367,438	329,172
	$739,255	$692,260	$2,179,274	$2,062,102

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2022 and December 31, 2021:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		September 30, 2022	December 31, 2021
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(5,759)	$(1,205)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%		(39,318)	(15,356)
901 New York, LLC	901 New York Avenue	25.00%	(2)	(12,506)	(12,597)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	32,638	33,732
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(9,432)	(7,913)
501 K Street LLC	1001 6th Street	50.00%	(4)	42,922	42,576
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		48,571	48,980
Residential Tower Developer LLC	Hub50House	50.00%		45,662	47,774
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,165	11,505
Office Tower Developer LLC	100 Causeway Street	50.00%		59,379	57,687
1265 Main Office JV LLC	1265 Main Street	50.00%		3,358	3,541
BNY Tower Holdings LLC	Dock 72	50.00%		26,947	27,343
BNYTA Amenity Operator LLC	Dock 72	50.00%		825	1,069
CA-Colorado Center, LLC	Colorado Center	50.00%		234,271	231,479
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		52,656	61,626
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		116,678	116,306
SMBP Venture LP	Santa Monica Business Park	55.00%		166,302	156,639
Platform 16 Holdings LP	Platform 16	55.00%	(5)	143,558	109,086
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(6)	314,137	327,148
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,017	27,106
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(7)	70,889	72,545
360 PAS Holdco LLC	360 Park Avenue South	42.21%	(8)	112,772	106,855
PR II/BXP Reston Gateway LLC	Reston Next Residential	20.00%	(9)	11,267	N/A
751 Gateway Holdings LLC	751 Gateway	49.00%	(6)	71,820	N/A
				$1,526,819	$1,445,926
 _______________
(1)Investments with deficit balances aggregating approximately $67.0 million and $37.1 million at September 30, 2022 and December 31, 2021, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At September 30, 2022 and December 31, 2021, the Company’s economic ownership was approximately 50%.
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
(5)This entity is a VIE (See Note 2).
(6)On June 16, 2022, in accordance with the Gateway Commons joint venture agreement, 751 Gateway was segregated into a new single-purpose joint venture.
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
(9)The Company’s partner will fund required capital until its aggregate investment is approximately 80% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2022	December 31, 2021
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,858,271	$5,579,218
Other assets	655,549	586,470
Total assets	$6,513,820	$6,165,688
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,425,972	$3,214,961
Other liabilities (2)	681,228	652,135
Members’/Partners’ equity	2,406,620	2,298,592
Total liabilities and members’/partners’ equity	$6,513,820	$6,165,688
Company’s share of equity	$1,180,507	$1,104,175
Basis differentials (3)	346,312	341,751
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,526,819	$1,445,926
_______________
(1)At September 30, 2022 and December 31, 2021, this amount included right of use assets - finance leases totaling approximately $248.9 million. At September 30, 2022 and December 31, 2021, this amount included right of use assets - operating leases totaling approximately $21.4 million and $22.3 million, respectively.
(2)At September 30, 2022 and December 31, 2021, this amount included lease liabilities - finance leases totaling approximately $383.0 million and $385.5 million, respectively. At September 30, 2022 and December 31, 2021, this amount included lease liabilities - operating leases totaling approximately $30.5 million and $30.4 million, respectively.
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

	September 30, 2022	December 31, 2021
Property	(in thousands)
Colorado Center	$302,539	$304,776
Gateway Commons	51,188	51,009
Dock 72	(48,753)	(50,051)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $67.0 million and $37.1 million at September 30, 2022 and December 31, 2021, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Total revenue (1)	$127,996	$90,009	$373,358	$268,501
Expenses
Operating	52,886	40,378	143,880	114,299
Transaction costs	(65)	—	746	7
Depreciation and amortization	44,132	36,036	132,089	103,766
Total expenses	96,953	76,414	276,715	218,072
Other income (expense)
Loss from early extinguishment of debt	—	—	(1,327)	—
Interest expense	(40,678)	(27,519)	(103,270)	(78,711)
Net loss	$(9,635)	$(13,924)	$(7,954)	$(28,282)

Company’s share of net income (loss)	$(2,251)	$(4,491)	$2,225	$(10,268)
Gain on sale of investment (2)	—	—	—	10,257
Basis differential (3)	(1,273)	(1,106)	(3,614)	(1,734)
Loss from unconsolidated joint ventures	$(3,524)	$(5,597)	$(1,389)	$(1,745)
_______________
(1)Includes straight-line rent adjustments of approximately $9.6 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $54.9 million and $11.6 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, reinstatement of accrued rent balances totaled approximately $2.5 million.
(2)During the nine months ended September 30, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.
(3)Includes straight-line rent adjustments of approximately $0.1 million for each of the three months ended September 30, 2022 and 2021, and approximately $0.3 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. Also includes net above-/below-market rent adjustments of approximately $0.1 million for each of the three months ended September 30, 2022 and 2021, and approximately $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.
On January 18, 2022, a joint venture in which the Company has a 50% interest commenced the redevelopment of 651 Gateway located in South San Francisco, California. 651 Gateway is a premier workplace that is being converted to approximately 327,000 net rentable square feet of life sciences space.
On February 2, 2022, a joint venture in which the Company has a 55% interest commenced the development of the first phase of Platform 16, a premier workplace project located in San Jose, California, that is expected to contain approximately 1.1 million net rentable square feet upon completion. The first phase of the development projects includes the construction of an approximately 390,000 net rentable square foot premier workplace building and a below-grade parking garage.
On March 28, 2022, a joint venture in which the Company has a 20% interest refinanced with a new lender the debt secured by its Metropolitan Square property located in Washington, DC. At the time of the refinancing, the loan had an outstanding balance of approximately $294.1 million, bore interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum and was scheduled to mature on July 7, 2022, with two, one-year extension options, subject to certain conditions. There was no prepayment penalty associated with the prepayment of the previous mortgage loan. The joint venture recognized a loss from early extinguishment of debt totaling approximately $1.3 million due to the write-off of unamortized deferred financing costs. In conjunction with the refinancing, the joint venture settled its interest rate cap agreement, entered into in 2020, to limit its exposure to increases in the LIBOR rate. The new mortgage and mezzanine loans have an aggregate principal balance of $420.0 million, bear interest at a weighted average variable rate equal to the Secured Overnight Financing Rate (“SOFR“) plus 2.75% per annum and mature on April 9, 2024, with three, one-year extension options, subject to certain conditions. The joint venture distributed excess loan proceeds from the new mortgage and mezzanine loans totaling approximately $100.5 million, of which the Company’s share totaled approximately $20.1 million. On September 1, 2022, the joint venture entered into an interest rate cap agreement that capped SOFR at 4.50% per annum on a notional amount of $420.0 million through April 15, 2024. Metropolitan Square is a premier workplace with approximately 657,000 net rentable square feet located in Washington, DC.
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
On August 8, 2022, a joint venture in which the Company has a 50% interest modified the construction loan collateralized by its Dock 72 property located in Brooklyn, New York. At the time of the modification, the loan had an outstanding balance totaling approximately $198.4 million, a total commitment amount of $250.0 million, bore interest at a variable rate equal to LIBOR plus 3.35% per annum, and was scheduled to mature on December 18, 2023. The modified construction loan bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25% plus (2) 3.10% per annum, has a total commitment amount of approximately $198.4 million, and continues to mature on December 18, 2023. Dock 72 is a premier workplace with approximately 669,000 net rentable square feet.
On September 9, 2022, a joint venture in which the Company has an approximate 33.67% interest modified the mortgage loan collateralized by its Safeco Plaza property located in Seattle, Washington. At the time of the modification, the loan’s outstanding balance totaled $250.0 million, bore interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum, and was scheduled to mature on September 1, 2026. The modified mortgage loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum and continues to mature on September 1, 2026. In conjunction with the loan modification, the joint venture entered into an interest rate cap agreement that capped SOFR at 2.50% per annum on a notional amount of $250.0 million through September 1, 2023. Safeco Plaza is a premier workplace with approximately 765,000 net rentable square feet.

6. Unsecured Term Loan
On May 17, 2022, BPLP entered into an unsecured credit agreement (the “Unsecured Term Loan”) providing for a single borrowing of up to $730.0 million. The Unsecured Term Loan matures on May 16, 2023.
At BPLP’s option, the Unsecured Term Loan will bear interest at a rate per annum equal to (A) (1) a base rate per annum equal to the greater of (a) the federal funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) term SOFR plus 1.00% and (d) 1.00%, or (2) a term SOFR rate per annum equal to the forward-looking SOFR term rate administered by CME Group Benchmark Administration (“CME”) two business days prior to the commencement of such interest period; or if the rate is unavailable, then the forward-looking SOFR term rate administered by CME on the first business day immediately prior thereto, in each case, plus 0.10%, and (B) a margin ranging from zero to 160 basis points based on BPLP’s credit rating.
On May 17, 2022, BPLP exercised its option to draw $730.0 million under the Unsecured Term Loan (See Note 3). As of September 30, 2022, the Unsecured Term Loan bears interest at a variable rate equal to term SOFR plus 0.95% per annum based on BPLP’s credit rating at September 30, 2022. At September 30, 2022, BPLP had $730.0 million outstanding under the Unsecured Term Loan.
The Unsecured Term Loan contains customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay any outstanding amount under the Unsecured Term Loan. Among other covenants, the Unsecured Term Loan requires that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At September 30, 2022, BPLP was in compliance with each of these financial and other covenant requirements.
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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $26.5 million at September 30, 2022.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2022, the maximum funding obligation under the guarantee was approximately $14.9 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of September 30, 2022, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
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
In connection with the redevelopment of the Company’s 325 Main Street property located in Cambridge, Massachusetts, the Company was required pursuant to the local zoning ordinance and urban renewal plan to commence construction of a residential building of at least 200,000 square feet with 25% of the project designated as income-restricted (with a minimum of 20% of the square footage devoted to home ownership units) prior to the occupancy of the 325 Main Street property. Each of the zoning ordinance and urban renewal plan was amended to decouple the residential requirement from the occupancy of the 325 Main Street property. 325 Main Street consisted of an approximately 115,000 net rentable square foot premier workplace that was demolished and redeveloped into an approximately 414,000 net rentable square foot premier workplace. While the amendment to the urban renewal plan is subject to completion of administrative processes, the City of Cambridge issued a temporary certificate of occupancy in the second quarter of 2022 (See Note 3).
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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2022, the noncontrolling interests in BPLP consisted of 16,535,172 OP Units, 1,680,123 LTIP Units (including 464,036 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2019 (i.e., 2012 OPP and 2013 - 2019 MYLTIP awards)), 203,278 2020 MYLTIP Units, 351,218 2021 MYLTIP Units and 253,627 2022 MYLTIP Units held by parties other than BXP.
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2022, 178,929 OP Units were presented by the holders for redemption (including an aggregate of 74,249 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At September 30, 2022, BPLP had outstanding 203,278 2020 MYLTIP Units, 351,218 2021 MYLTIP Units and 253,627 2022 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2021 MYLTIP and 2022 MYLTIP only, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on Common Stock, less the distributions actually paid during the performance period on all of the awarded 2021 MYLTIP Units and 2022 MYLTIP Units.
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

The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2018 MYLTIP Units and, after the February 4, 2022 measurement date, the 2019 MYLTIP Units) and its distributions on the 2019 MYLTIP Units (prior to the February 4, 2022 measurement date) and 2020 - 2022 MYLTIP Units (after the February 1, 2022 issuance date of the 2022 MYLTIP Units) that occurred during the nine months ended September 30, 2022:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 30, 2022	October 31, 2022	$0.98	$0.098
June 30, 2022	July 29, 2022	$0.98	$0.098
March 31, 2022	April 29, 2022	$0.98	$0.098
December 31, 2021	January 28, 2022	$0.98	$0.098
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
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2019 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at September 30, 2022 was approximately $1.4 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $74.97 per share on September 30, 2022.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion at each of September 30, 2022 and December 31, 2021, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
9. Stockholders’ Equity / Partners’ Capital
BXP
As of September 30, 2022, BXP had 156,754,712 shares of Common Stock outstanding.
As of September 30, 2022, BXP owned 1,749,700 general partnership units and 155,005,012 limited partnership units in BPLP.
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
During the nine months ended September 30, 2022, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock.
During the nine months ended September 30, 2022, BXP issued 178,929 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2022 and during the nine months ended September 30, 2021:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 30, 2022	October 31, 2022	$0.98	$0.98
June 30, 2022	July 29, 2022	$0.98	$0.98
March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98

September 30, 2021	October 29, 2021	$0.98	$0.98
June 30, 2021	July 30, 2021	$0.98	$0.98
March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98
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
The following table presents BXP’s dividend per share on its Series B Preferred Stock paid during the nine months ended September 30, 2021:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125
10. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the three and nine months ended September 30, 2022 and 2021.

BXP

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$360,977	$108,297	$727,144	$311,680
Add:
Preferred stock redemption charge	—	—	—	6,412
Preferred dividends	—	—	—	2,560
Noncontrolling interest—common units of the Operating Partnership	40,883	11,982	82,821	35,393
Noncontrolling interests in property partnerships	18,801	18,971	54,896	52,602
Interest expense	111,846	105,794	317,216	320,015
Losses from early extinguishment of debt	—	—	—	898
Net operating income from unconsolidated joint ventures	35,316	24,266	108,347	74,478
Loss from unconsolidated joint ventures	3,524	5,597	1,389	1,745
Depreciation and amortization expense	190,675	179,412	551,445	539,815
Transaction costs	1,650	1,888	2,146	2,970
Payroll and related costs from management services contracts	3,900	3,006	11,204	9,166
General and administrative expense	32,519	34,560	110,378	117,924
Less:
Net operating income attributable to noncontrolling interests in property partnerships	48,306	47,800	143,223	138,463
Gains (losses) from investments in securities	(1,571)	(190)	(8,549)	3,744
Other income - assignment fee	—	—	6,624	—
Interest and other income (loss)	3,728	1,520	6,151	4,140
Gains on sales of real estate	262,345	348	381,293	8,104
Direct reimbursements of payroll and related costs from management services contracts	3,900	3,006	11,204	9,166
Development and management services revenue	7,465	6,094	19,650	20,181
Company’s share of Net Operating Income	$475,918	$435,195	$1,407,390	$1,291,860

BPLP

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$403,578	$122,014	$819,195	$353,633
Add:
Preferred unit redemption charge	—	—	—	6,412
Preferred distributions	—	—	—	2,560
Noncontrolling interests in property partnerships	18,801	18,971	54,896	52,602
Interest expense	111,846	105,794	317,216	320,015
Losses from early extinguishment of debt	—	—	—	898
Net operating income from unconsolidated joint ventures	35,316	24,266	108,347	74,478
Loss from unconsolidated joint ventures	3,524	5,597	1,389	1,745
Depreciation and amortization expense	188,969	177,677	546,271	533,255
Transaction costs	1,650	1,888	2,146	2,970
Payroll and related costs from management services contracts	3,900	3,006	11,204	9,166
General and administrative expense	32,519	34,560	110,378	117,924
Less:
Net operating income attributable to noncontrolling interests in property partnerships	48,306	47,800	143,223	138,463
Gains (losses) from investments in securities	(1,571)	(190)	(8,549)	3,744
Other income - assignment fee	—	—	6,624	—
Interest and other income (loss)	3,728	1,520	6,151	4,140
Gains on sales of real estate	262,357	348	385,349	8,104
Direct reimbursements of payroll and related costs from management services contracts	3,900	3,006	11,204	9,166
Development and management services revenue	7,465	6,094	19,650	20,181
Company’s share of Net Operating Income	$475,918	$435,195	$1,407,390	$1,291,860
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
Parking and other revenue for the three months ended September 30, 2022 increased by approximately $4.6 million compared to the three months ended September 30, 2021. Parking and other revenue for the nine months ended September 30, 2022 increased by approximately $21.5 million compared to 2021. These increases were primarily in transient and monthly parking revenue.

Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$255,958	$—	$260,926	$134,938	$12,293	$88,954	$753,069
Residential	3,837	—	—	3,133	—	7,370	14,340
Hotel	11,749	—	—	—	—	—	11,749
Total	271,544	—	260,926	138,071	12,293	96,324	779,158
% of Grand Totals	34.85%	—%	33.49%	17.72%	1.58%	12.36%	100.00%
Rental Expenses:
Office	91,226	—	99,942	47,068	3,125	33,317	274,678
Residential	1,552	—	—	2,125	—	3,347	7,024
Hotel	8,548	—	—	—	—	—	8,548
Total	101,326	—	99,942	49,193	3,125	36,664	290,250
% of Grand Totals	34.91%	—%	34.43%	16.95%	1.08%	12.63%	100.00%
Net operating income	$170,218	$—	$160,984	$88,878	$9,168	$59,660	$488,908
% of Grand Totals	34.81%	—%	32.93%	18.18%	1.88%	12.20%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,293)	—	(37,013)	—	—	—	(48,306)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	8,169	13,143	(259)	3,233	1,978	9,052	35,316
Company’s share of net operating income	$167,094	$13,143	$123,712	$92,111	$11,146	$68,712	$475,918
% of Grand Totals	35.12%	2.76%	25.99%	19.35%	2.34%	14.44%	100.00%
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

Information by geographic area and property type (dollars in thousands):
For the nine months ended September 30, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$742,972	$—	$772,060	$401,020	$18,765	$280,473	$2,215,290
Residential	11,181	—	—	11,374	—	21,663	44,218
Hotel	28,395	—	—	—	—	—	28,395
Total	782,548	—	772,060	412,394	18,765	302,136	2,287,903
% of Grand Totals	34.20%	—%	33.75%	18.02%	0.82%	13.21%	100.00%
Rental Expenses:
Office	268,781	—	291,645	135,677	4,805	101,623	802,531
Residential	4,481	—	—	9,138	—	9,655	23,274
Hotel	19,832	—	—	—	—	—	19,832
Total	293,094	—	291,645	144,815	4,805	111,278	845,637
% of Grand Totals	34.66%	—%	34.49%	17.12%	0.57%	13.16%	100.00%
Net operating income	$489,454	$—	$480,415	$267,579	$13,960	$190,858	$1,442,266
% of Grand Totals	33.94%	—%	33.31%	18.55%	0.97%	13.23%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(34,405)	—	(108,818)	—	—	—	(143,223)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	25,996	40,147	(397)	9,597	5,877	27,127	108,347
Company’s share of net operating income	$481,045	$40,147	$371,200	$277,176	$19,837	$217,985	$1,407,390
% of Grand Totals	34.18%	2.85%	26.38%	19.69%	1.41%	15.49%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the nine months ended September 30, 2021:

	Boston	Los Angeles	New York	San Francisco	Seattle		Washington, DC	Total
Rental Revenue: (1)
Office	$696,054	$—	$760,002	$382,119	$—		$252,822	$2,090,997
Residential	9,594	—	—	1,817	—		18,421	29,832
Hotel	7,382	—	—	—	—		—	7,382
Total	713,030	—	760,002	383,936	—		271,243	2,128,211
% of Grand Totals	33.50%	—%	35.71%	18.04%	—%		12.75%	100.00%
Rental Expenses:
Office	240,743	—	286,385	124,785	—		94,360	746,273
Residential	4,286	—	—	4,918	—		8,896	18,100
Hotel	7,993	—	—	—	—		—	7,993
Total	253,022	—	286,385	129,703	—	—	103,256	772,366
% of Grand Totals	32.76%	—%	37.08%	16.79%	—%		13.37%	100.00%
Net operating income	$460,008	$—	$473,617	$254,233	$—		$167,987	$1,355,845
% of Grand Totals	33.93%	—%	34.93%	18.75%	—%		12.39%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(31,641)	—	(106,822)	—	—		—	(138,463)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	9,369	38,535	(517)	10,562	671		15,858	74,478
Company’s share of net operating income	$437,736	$38,535	$366,278	$264,795	$671		$183,845	$1,291,860
% of Grand Totals	33.88%	2.98%	28.35%	20.50%	0.05%		14.24%	100.00%
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

	Three months ended September 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$360,977	156,754	$2.30
Allocation of undistributed earnings to participating securities	(762)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	360,215	156,754	2.30
Effect of Dilutive Securities:
Stock Based Compensation	—	379	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$360,215	157,133	$2.29

	Three months ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$108,297	156,183	$0.69
Effect of Dilutive Securities:
Stock Based Compensation	—	415	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$108,297	156,598	$0.69

	Nine months ended September 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$727,144	156,708	$4.64
Allocation of undistributed earnings to participating securities	(1,002)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	726,142	156,708	4.63
Effect of Dilutive Securities:
Stock Based Compensation	—	436	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$726,142	157,144	$4.62

	Nine months ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$311,680	156,062	$2.00
Effect of Dilutive Securities:
Stock Based Compensation	—	332	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$311,680	156,394	$1.99
BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2019 MYLTIP Units required, and the 2020 - 2022 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,662,000 and 17,011,000 redeemable common units for the three months ended September 30, 2022 and 2021, respectively, and 17,631,000 and 17,016,000 redeemable common units for the nine months ended September 30, 2022 and 2021, respectively.

	Three months ended September 30, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$403,578	174,416	$2.31
Allocation of undistributed earnings to participating securities	(848)	—	—
Net income attributable to Boston Properties, Inc. common shareholders	402,730	174,416	2.31
Effect of Dilutive Securities:
Stock Based Compensation	—	379	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$402,730	174,795	$2.30

	Three months ended September 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,014	173,194	$0.70
Effect of Dilutive Securities:
Stock Based Compensation	—	415	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$122,014	173,609	$0.70

	Nine months ended September 30, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$819,195	174,339	$4.70
Allocation of undistributed earnings to participating securities	(1,115)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$818,080	174,339	$4.69
Effect of Dilutive Securities:
Stock Based Compensation	—	436	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$818,080	174,775	$4.68

	Nine months ended September 30, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$353,633	173,078	$2.04
Effect of Dilutive Securities:
Stock Based Compensation	—	332	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$353,633	173,410	$2.04
12. Stock Option and Incentive Plan
On February 1, 2022, BXP’s Compensation Committee approved the 2022 MYLTIP awards under the Boston Properties, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain officers and employees of BXP. The 2022 MYLTIP awards consist of two, equally weighted (50% each) components that utilize BXP’s TSR over a three-year measurement period as the performance metric.
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
During the nine months ended September 30, 2022, BXP issued 41,818 shares of restricted common stock and BPLP issued 280,616 LTIP Units and 254,061 2022 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2022 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the nine months ended September 30, 2022 were valued at approximately $4.7 million ($111.47 per share weighted-average). The LTIP Units granted were valued at approximately $29.9 million (approximately $106.46 per unit weighted-average fair value) using a Monte Carlo simulation method model. The per unit fair values of the LTIP Units granted were estimated on the dates of grant and for a substantial majority of such units were valued using the following assumptions: an expected life of 5.7 years, a risk-free interest rate of 1.71% and an expected price volatility of 31.0%. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $7.7 million and $8.4 million for the three months ended September 30, 2022 and 2021, respectively, and $43.2 million and $42.2 million for the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was (1) an aggregate of approximately $25.9 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2019 MYLTIP Units and (2) an aggregate of approximately $7.3 million of unrecognized compensation expense related to unvested 2020 - 2022 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.0 years.
13. Subsequent Events
On October 6, 2022, the Company entered into an agreement to sell the residential component of The Avant at Reston Town Center, located in Reston, Virginia, for a gross sale price of $141 million. The Avant is a 15-story, approximately 329,000 square foot, excluding retail space, 359-unit, luxury multifamily building. The Company will retain ownership of the approximately 26,000 square foot ground-level retail space. There can be no assurance that the Company will complete the sale on the terms currently contemplated or at all.
On October 25, 2022, the Company entered into an agreement to acquire an approximate 27% interest in the joint venture that owns 200 Fifth Avenue located in New York City, for a gross purchase price of approximately $280.2 million, which includes $120.1 million of cash and the Company’s pro rata share of the outstanding loan secured by the property of $160.1 million. The mortgage loan bears interest at 4.34% per annum and matures in November 2028. 200 Fifth Avenue is a 14-story, approximately 870,000 square-foot, LEED Gold certified, premier workplace located in the Midtown South submarket. There can be no assurance that the Company will complete the acquisition on the terms currently contemplated or at all.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the impact on global and U.S. economic conditions due to the ongoing COVID-19 pandemic, the ongoing war in Ukraine, continuing inflation, increasing interest rates, and supply-chain disruptions, as well as the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 including those described under the caption “Risk Factors,” (ii) our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022 including those described under the caption “Risk Factors,” (iii) our subsequent filings under the Exchange Act and (iv) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•the risks and uncertainties related to the impact of (1) the COVID-19 global pandemic, including the emergence of additional variants, the effectiveness, availability and distribution of vaccines, including their efficacy against new variant strains and the willingness of individuals to be vaccinated, (2) the impact of geopolitical conflicts, including the war in Ukraine, and (3) the severity and duration of the indirect economic impacts of the foregoing, such as recession, supply chain disruptions, labor market disruptions, continued inflation, increasing interest rates, dislocation and volatility in capital markets, job losses, potential longer-term changes in consumer and client behavior, as well as possible future governmental responses;
•volatile or adverse global economic and geopolitical conditions, health crises and dislocations in the credit markets could adversely affect our access to cost-effective capital and have a resulting material adverse effect on our business opportunities, results of operations and financial condition;
•risks associated with downturns in the national and local economies, continued inflation, increasing interest rates, and volatility in the securities markets;
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

•risks and uncertainties affecting property development and construction (including, without limitation, continued inflation, supply chain disruptions, labor shortages, construction delays, increased construction costs, cost overruns, inability to obtain necessary permits, client accounting considerations that may result in negotiated lease provisions that limit a client’s liability during construction, and public opposition to such activities);
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of September 30, 2022) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six markets in the United States - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other client’s expansion rights and general economic factors.

Our core strategy has always been to develop, acquire and manage highest quality premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients. Our client base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.8 years, as of September 30, 2022, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our 20 largest clients, based on leased square footage, was approximately 11.0 years as of September 30, 2022.
To be successful in any leasing environment, we believe we must consider all aspects of the client-landlord relationship. In this regard, we believe that our competitive leasing advantage is based on the following attributes:
•our understanding of our client’s short- and long-term space utilization and amenity needs in the local markets;
•our track record of developing and operating premier workplaces in a sustainable and responsible manner;
•our reputation as a premier developer, owner and manager of the highest quality premier workplaces in our markets;
•our financial strength and our ability to maintain high building standards; and
•our relationships with local brokers.
Outlook
Over the last quarter, inflation has remained resilient. Although the U.S. GDP returned to growth in the third quarter after two consecutive quarterly contractions, consumer spending still slowed as inflation shrank buying power. The Federal Reserve remains committed to taming the fastest rising inflation in four decades by aggressively raising interest rates and are expected to continue to do so. This evolving operating environment impacts our operating activities as:
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
In light of the foregoing, we believe we are positioning ourself for success, notwithstanding the uncertain trajectory of the U.S. and global economy, by managing our leverage while continuing to selectively invest (including both acquisitions and developments) in premier workplace opportunities. We remain focused on the following priorities:
•continuing to embrace our leadership position in the premier workplace industry and leveraging our strength in portfolio quality, client relationships, development skills, market penetration and sustainability to profitably build market share. Premier workplaces, the preferred choice for our current and prospective clients, are gaining market share and demonstrating the highest occupancy, net absorption levels and rental rates in the central business district (“CBD”) markets where we operate;
•leasing available space in our in-service and development properties, as well as proactively focusing on future lease expirations;
•completing the construction and leasing of our development properties;
•pursuing attractive asset class adjacencies where we have a track record of success, such as life sciences and multi-family development;
•continuing to raise the bar in the quality of our portfolio and actively recycle capital by selling assets, subject to market condition;
•actively managing our operations in a sustainable and responsible manner; and
•prioritizing risk management by actively managing liquidity, investing more extensively with joint venture partners to manage our debt levels, and being highly selective in new investment commitments.

The following is an overview of leasing and investment activity in the third quarter of 2022.
Leasing Activity and Occupancy
In the third quarter of 2022, we signed approximately 1.4 million square feet of new leases and renewals, our strongest third quarter leasing volume since 2019. These leases have a weighted-average lease term of approximately 9.8 years, indicating that many new and existing clients continue to commit to the long-term use of space and view our properties as their preferred choice for a premier workplace environment.
The overall occupancy of our in-service office and retail properties was 88.9% at September 30, 2022, a decrease of 60 basis points from June 30, 2022. We experienced a slight decline in occupancy as we wait for recently signed leases to commence. We also removed three assets from our in-service portfolio: 601 Massachusetts Avenue, which was approximately 98% leased prior to its sale, 140 Kendrick Street Building A, which is now under redevelopment and 100% pre-leased, and 760 Boylston Street which is in redevelopment and 100% pre-leased.
The macroeconomic environment has resulted in softening demand in all of our markets. While tours continue and leases under negotiation move forward, there is less urgency from clients to make new commitments. Potential clients touring space acknowledge that economic uncertainty is impacting space decisions. As we consider our expectations for leasing in 2023, we are factoring in the impacts of a slower economy, softer business performance, and reduced demand for space. We expect the bulk of our leasing will continue to come from small and medium-sized professional and financial services firms.
Investment Activity
We remain committed to developing and acquiring assets to enhance our long-term growth and to meet client demand for high-quality office, residential, and life sciences space. We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing, and improving premier workplaces in each of our chosen markets.
Consistent with this strategy, in September 2022, we further expanded our life sciences portfolio in Kendall Square in Cambridge, Massachusetts by completing the acquisition of 125 Broadway for a purchase price, including transaction costs, of approximately $592.4 million. 125 Broadway is a six-story, 271,000 square foot laboratory/life sciences property adjacent to our existing 2.2 million square foot portfolio in the heart of Kendall Square. Kendall Square is considered to be among the largest and most important cluster of life sciences companies and research space in the United States. This property is 100% leased.
In October of 2022, we entered into an agreement to acquire an approximate 27% interest in the joint venture that owns 200 Fifth Avenue, a 14-story, approximately 870,000 square-foot, LEED Gold certified, premier workplace located in New York City that is approximately 93% leased. The acquisition of the joint venture interest will be our second investment in the vibrant Midtown South neighborhood in the past twelve months. We will serve as the managing member and provide customary leasing and property management services for the joint venture. We expect to close the acquisition in the fourth quarter of 2022 for a gross purchase price of approximately $280.2 million, which includes $120.1 million of cash and our pro rata share of the outstanding loan secured by the property of $160.1 million. The mortgage loan bears interest at 4.34% per annum and matures in November 2028. There can be no assurance that we will complete the acquisition on the terms currently contemplated or at all.
As of September 30, 2022, our development/redevelopment pipeline consists of 14 properties that, when completed, we expect will total approximately 4.4 million square feet. Our share of the estimated total cost for these projects is approximately $2.7 billion, of which approximately $948.2 million remained to be invested. The total development pipeline, inclusive of both office and laboratory/life sciences developments, but excluding the View Boston Observatory at the Prudential Center and Reston Next Residential, is 52% pre-leased.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. In the third quarter of 2022, we completed the disposition of:
•601 Massachusetts Avenue located in Washington, DC for a gross sale price of $531.0 million. Net cash proceeds totaled approximately $512.3 million resulting in a gain on sale of real estate totaling approximately $237.4 million for BXP and $237.5 million for BPLP. 601 Massachusetts Avenue is an 11-

story, approximately 479,000 square foot premier workplace originally developed by us in 2013. We will continue to provide property management services to the new owner.
•Land parcels located in Loudoun County, Virginia for a gross sale price of $27.0 million. Net cash proceeds totaled approximately $25.6 million resulting in a gain on sale of real estate totaling approximately $24.4 million.
In October of 2022, we entered into an agreement to sell the residential component of The Avant at Reston Town Center located in Reston, Virginia. The Avant is a 15-story, approximately 329,000 square foot, excluding retail space, 359-unit, luxury multifamily building that was 95% occupied, as of September 30, 2022. We will retain ownership of the approximately 26,000 square foot ground-level retail space. We expect to complete the transaction in the fourth quarter of 2022 for a gross sale price of $141 million. There can be no assurance that we will complete the sale on the terms currently contemplated or at all.
We do not anticipate any further dispositions in 2022. Assuming the completion of the sale of The Avant, our total dispositions in 2022 is projected to be approximately $864 million.
A brief overview of each of our markets follows.
Boston
During the third quarter of 2022, we signed approximately 800,000 square feet of leases and approximately 238,000 square feet of leases commenced in the Boston region. Approximately 180,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 28% over the prior leases.
Our Boston CBD in-service portfolio was approximately 95% leased as of September 30, 2022.
Our approximately 2.7 million square foot in-service office portfolio in Cambridge was approximately 96% leased as of September 30, 2022. We and Biogen Inc. terminated Biogen’s lease at 300 Binney Street in Kendall Square to facilitate the conversion and expansion of the property, which is expected to begin in early 2023. Biogen will be vacating the property in phases through early 2023. 300 Binney Street is currently an approximately 195,000 net rentable square foot property that will be redeveloped into an approximately 240,000 net rentable square foot laboratory/life sciences space for The Broad Institute who has signed a lease for 100% of the laboratory/life sciences space. There can be no assurance that we will commence the redevelopment on the terms and schedule currently contemplated or at all.
Our Route 128-Mass Turnpike portfolio is comprised of approximately 4.7 million square feet and was approximately 83% leased as of September 30, 2022. We partially placed in-service 880 Winter Street, an approximately 244,000 square foot laboratory/life sciences project located in Waltham, Massachusetts. The project is 97% pre-leased, as of November 1, 2022.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of September 30, 2022, our LA in-service properties were approximately 90% leased.
New York
During the third quarter of 2022, we executed approximately 290,000 square feet of leases in the New York region and approximately 704,000 square feet of leases commenced. Approximately 578,000 square feet of the leases that commenced in the third quarter had been vacant for less than one year and they represent a decrease in net rental obligations of approximately 4% over the prior leases. As of September 30, 2022, our New York CBD in-service portfolio was approximately 89% leased.
San Francisco
During the third quarter of 2022, we executed approximately 165,000 square feet of leases and approximately 271,000 square feet of leases commenced in the San Francisco region. Approximately 169,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 3% over the prior leases.

Our San Francisco CBD in-service properties were approximately 89% leased as of September 30, 2022.
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 778,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of September 30, 2022, our Seattle in-service properties were approximately 89% leased.
Washington, DC
During the third quarter of 2022, we executed approximately 163,000 square feet of leases and approximately 526,000 square feet of leases commenced in the Washington, DC region. Approximately 455,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 9% over the prior leases. Our Washington, DC CBD in-service properties were approximately 84% leased as of September 30, 2022.
A significant component of our Washington DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. Our Reston, Virginia properties were approximately 92% leased as of September 30, 2022.
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three and nine months ended September 30, 2022:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	(Square Feet)
Vacant space available at the beginning of the period	5,019,936	5,340,029
Property dispositions/properties taken out of service (1)	(123,177)	(403,655)
Vacant space in properties acquired (2)	—	77,581
Properties placed (and partially placed) in-service (3)	62,933	894,176
Leases expiring or terminated during the period	2,038,565	5,055,329
Total space available for lease	6,998,257	10,963,460
1st generation leases	67,007	1,042,887
2nd generation leases with new clients	595,133	2,170,648
2nd generation lease renewals	1,085,208	2,499,016
Total space leased (4)	1,747,348	5,712,551
Vacant space available for lease at the end of the period	5,250,909	5,250,909

Leases executed during the period, in square feet (5)	1,446,284	4,558,755

Second generation leasing information: (6)
Leases commencing during the period, in square feet	1,680,341	4,669,664
Weighted Average Lease Term	114 Months	103 Months
Weighted Average Free Rent Period	77 Days	97 Days
Total Transaction Costs Per Square Foot (7)	$116.42	$84.02
Increase in Gross Rents (8)	1.41%	3.93%
Increase in Net Rents (9)	0.21%	5.15%
 __________________
(1)Total vacant square feet of properties taken out of service and property disposition during the three months ended September 30, 2022 consists of 117,907 square feet at 760 Boylston Street and 5,270 square feet at 601 Massachusetts Avenue. Total vacant square feet of properties taken out of service and property dispositions during the nine months ended September 30, 2022 consists of 117,907 square feet at 760

Boylston Street, 95,180 square feet at 651 Gateway, 185,298 square feet at Virginia 95 Office Park and 5,270 square feet at 601 Massachusetts Avenue.
(2)Total vacant square feet of properties acquired during the nine months ended September 30, 2022 consists of 77,581 square feet at Madison Centre.
(3)Total vacant square feet of properties placed (and partially placed) in-service during the three months ended September 30, 2022 consists of 4,207 square feet at 2100 Pennsylvania Avenue, 7,531 square feet at Reston Next and 51,195 square feet at 880 Winter Street. Total square feet of properties placed (and partially placed) in-service during the nine months ended September 30, 2022 consists of 51,195 square feet at 880 Winter Street, 418,221 square feet at Reston Next, 10,752 square feet at 2100 Pennsylvania Avenue and 414,008 square feet at 325 Main Street.
(4)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2022.
(5)Represents leases executed during the three and nine months ended September 30, 2022 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the three and nine months ended September 30, 2022 is 193,318 and 758,239 square feet, respectively.
(6)Second generation leases are defined as leases for space that had previously been leased by us. Of the 1,680,341 and 4,669,664 square feet of second generation leases that commenced during the three and nine months ended September 30, 2022, respectively, leases for 1,498,628 and 3,923,030 square feet, respectively, were signed in prior periods.
(7)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(8)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,382,469 and 3,681,677 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2022, respectively; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(9)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,382,469 and 3,681,677 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2022, respectively.
Transactions during the three months ended September 30, 2022 included the following:
Acquisition activity
•On September 16, 2022, we acquired 125 Broadway in Cambridge, Massachusetts for a net purchase price, including transaction costs, of approximately $592.4 million. The acquisition was completed with available cash and borrowings under BPLP’s unsecured credit facility. 125 Broadway is a 271,000 net rentable square foot, six-story, laboratory/life sciences property. The property is 100% leased.
Disposition activities
•On August 30, 2022, we completed the sale of 601 Massachusetts Avenue located in Washington, DC for a gross sale price of $531.0 million. Net cash proceeds totaled approximately $512.3 million, resulting in a gain on sale of real estate of approximately $237.4 million for BXP and approximately $237.5 million for BPLP. 601 Massachusetts Avenue is an approximately 479,000 net rentable square foot premier workplace.
•On September 15, 2022, we completed the sale of two parcels of land located in Loudoun County, Virginia for an aggregate gross sale price of $27.0 million. Net cash proceeds totaled approximately $25.6 million, resulting in a gain on sale of real estate totaling approximately $24.4 million for BXP and BPLP.
Development activities
•On July 1, 2022, we commenced the redevelopment of 140 Kendrick Street, a premier workplace that consists of three buildings aggregating approximately 388,000 net rentable square feet located in Needham, Massachusetts. The redevelopment is a repositioning of one building consisting of approximately 90,000 net rentable square feet into a net zero, carbon neutral premier workplace building, as defined by the LEED Zero Carbon Certification. When completed, the building will consist of approximately 104,000 net rentable square feet. This project is 100% pre-leased.

•On July 15, 2022, we partially placed in-service 880 Winter Street, an approximately 244,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts. This project is 97% pre-leased.
•On September 8, 2022, we terminated our existing lease agreement with our client at 300 Binney Street to facilitate the conversion and expansion of the property. 300 Binney Street is a premier workplace with approximately 195,000 net rentable square feet at Kendall Center in Cambridge, Massachusetts that will be redeveloped into approximately 240,000 net rentable square feet of laboratory/life sciences space. The commencement of construction is subject to various conditions. There can be no assurance that we will commence the redevelopment on the terms and schedule currently contemplated or at all. This property is 100% pre-leased to a single client.
•On September 12, 2022, we commenced the redevelopment of 760 Boylston Street, a retail project at the Prudential Center located in Boston, Massachusetts. The redevelopment is a modernization of the space consisting of approximately 118,000 net rentable square feet. This project is 100% pre-leased to a single client.
Unconsolidated joint venture activities
•On August 8, 2022, a joint venture in which we have a 50% interest modified the construction loan collateralized by its Dock 72 property located in Brooklyn, New York. At the time of the modification, the loan had an outstanding balance totaling approximately $198.4 million, a total commitment amount of $250.0 million, bore interest at a variable rate equal to LIBOR plus 3.35% per annum, and was scheduled to mature on December 18, 2023. The modified construction loan bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25% plus (2) 3.10% per annum, has a total commitment amount of approximately $198.4 million, and continues to mature on December 18, 2023. Dock 72 is a premier workplace with approximately 669,000 net rentable square feet.
•On September 1, 2022, a joint venture in which we have a 20% interest entered into an interest rate cap agreement to cap the variable rate debt secured by its Metropolitan Square property located in Washington, DC. The mortgage and mezzanine loans have an aggregate principal balance of $420.0 million and bear interest at a weighted average variable rate equal to SOFR plus 2.75% per annum. The interest rate cap agreement capped SOFR at 4.50% per annum on a notional amount of $420.0 million through April 15, 2024. Metropolitan Square is a premier workplace with approximately 657,000 net rentable square feet located in Washington, DC.
•On September 9, 2022, a joint venture in which we have an approximate 33.67% interest modified the mortgage loan collateralized by its Safeco Plaza property located in Seattle, Washington. At the time of the modification, the loan’s outstanding balance totaled $250.0 million, bore interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum, and was scheduled to mature on September 1, 2026. The modified mortgage loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum and continues to mature on September 1, 2026. In conjunction with the loan modification, the joint venture entered into an interest rate cap agreement that capped SOFR at 2.50% per annum on a notional amount of $250.0 million through September 1, 2023. Safeco Plaza is a premier workplace with approximately 765,000 net rentable square feet.
Transactions completed subsequent to September 30, 2022 included the following:
•On October 6, 2022, we entered into an agreement to sell the residential component of The Avant at Reston Town Center, located in Reston, Virginia, for a gross sale price of $141 million. The Avant is a 15-story, approximately 329,000 square foot, excluding retail space, 359-unit, luxury multifamily building. We will retain ownership of the approximately 26,000 square foot ground-level retail space. There can be no assurance that we will complete the sale on the terms currently contemplated or at all.
•On October 25, 2022, we entered into an agreement to acquire an approximate 27% interest in the joint venture that owns 200 Fifth Avenue located in New York City, for a gross purchase price of approximately $280.2 million, which includes $120.1 million of cash and our pro rata share of the outstanding loan secured by the property of $160.1 million. The mortgage loan bears interest at 4.34% per annum and matures in November 2028. 200 Fifth Avenue is a 14-story, approximately 870,000 square-foot, LEED Gold certified, premier workplace located in the Midtown South submarket. There can be no assurance that we will complete the acquisition on the terms currently contemplated or at all.

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
Results of Operations for the Nine Months Ended September 30, 2022 and 2021
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased by approximately $415.5 million and $465.6 million for the nine months ended September 30, 2022 compared to 2021, respectively, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the nine months ended September 30, 2022 and 2021. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 56.

BXP

	Nine months ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$727,144	$311,680	$415,464	133.30%
Preferred stock redemption charge	—	6,412	(6,412)	(100.00)%
Preferred dividends	—	2,560	(2,560)	(100.00)%
Net Income Attributable to Boston Properties, Inc.	727,144	320,652	406,492	126.77%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	82,821	35,393	47,428	134.00%
Noncontrolling interests in property partnerships	54,896	52,602	2,294	4.36%
Net Income	864,861	408,647	456,214	111.64%
Other Expenses:
Add:
Interest expense	317,216	320,015	(2,799)	(0.87)%
Losses from early extinguishment of debt	—	898	(898)	(100.00)%
Loss from unconsolidated joint ventures	1,389	1,745	(356)	(20.40)%
Other Income:
Less:
Gains (losses) from investments in securities	(8,549)	3,744	(12,293)	(328.34)%
Other income - assignment fee	6,624	—	6,624	100.00%
Interest and other income (loss)	6,151	4,140	2,011	48.57%
Gains on sales of real estate	381,293	8,104	373,189	4,605.00%
Other Expenses:
Add:
Depreciation and amortization expense	551,445	539,815	11,630	2.15%
Transaction costs	2,146	2,970	(824)	(27.74)%
Payroll and related costs from management services contracts	11,204	9,166	2,038	22.23%
General and administrative expense	110,378	117,924	(7,546)	(6.40)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	11,204	9,166	2,038	22.23%
Development and management services revenue	19,650	20,181	(531)	(2.63)%
Net Operating Income	$1,442,266	$1,355,845	$86,421	6.37%

BPLP

	Nine months ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$819,195	$353,633	$465,562	131.65%
Preferred unit redemption charge	—	6,412	(6,412)	(100.00)%
Preferred distributions	—	2,560	(2,560)	(100.00)%
Net Income Attributable to Boston Properties Limited Partnership	819,195	362,605	456,590	125.92%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	54,896	52,602	2,294	4.36%
Net Income	874,091	415,207	458,884	110.52%
Other Expenses:
Add:
Interest expense	317,216	320,015	(2,799)	(0.87)%
Losses from early extinguishment of debt	—	898	(898)	(100.00)%
Loss from unconsolidated joint ventures	1,389	1,745	(356)	(20.40)%
Other Income:
Less:
Gains (losses) from investments in securities	(8,549)	3,744	(12,293)	(328.34)%
Other income - assignment fee	6,624	—	6,624	100.00%
Interest and other income (loss)	6,151	4,140	2,011	48.57%
Gains on sales of real estate	385,349	8,104	377,245	4,655.05%
Other Expenses:
Add:
Depreciation and amortization expense	546,271	533,255	13,016	2.44%
Transaction costs	2,146	2,970	(824)	(27.74)%
Payroll and related costs from management services contracts	11,204	9,166	2,038	22.23%
General and administrative expense	110,378	117,924	(7,546)	(6.40)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	11,204	9,166	2,038	22.23%
Development and management services revenue	19,650	20,181	(531)	(2.63)%
Net Operating Income	$1,442,266	$1,355,845	$86,421	6.37%
At September 30, 2022 and 2021, we owned or had joint venture interests in a portfolio of 193 and 202 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and nine months ended September 30, 2022 and 2021 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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
Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 38.2 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2021 and owned and in service through September 30, 2022. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2021 or disposed of on or prior to September 30, 2022. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2022 and 2021 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2022	2021	Increase/ (Decrease)	% Change	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,007,651	$1,939,988	$67,663	3.49%	$28,430	$3,596	$61,026	$17,962	$2,876	$5,043	$33,357	$54,805	$2,133,340	$2,021,394	$111,946	5.54%
Termination Income	5,579	11,499	(5,920)	(51.48)%	402	—	—	—	—	—	—	—	5,981	11,499	(5,518)	(47.99)%
Lease Revenue	2,013,230	1,951,487	61,743	3.16%	28,832	3,596	61,026	17,962	2,876	5,043	33,357	54,805	2,139,321	2,032,893	106,428	5.24%
Parking and Other	73,672	57,067	16,605	29.10%	1,461	—	29	14	—	201	807	822	75,969	58,104	17,865	30.75%
Total Rental Revenue (1)	2,086,902	2,008,554	78,348	3.90%	30,293	3,596	61,055	17,976	2,876	5,244	34,164	55,627	2,215,290	2,090,997	124,293	5.94%
Real Estate Operating Expenses	767,517	720,559	46,958	6.52%	7,214	653	15,673	6,001	1,599	2,182	10,528	16,878	802,531	746,273	56,258	7.54%
Net Operating Income, Excluding Residential and Hotel	1,319,385	1,287,995	31,390	2.44%	23,079	2,943	45,382	11,975	1,277	3,062	23,636	38,749	1,412,759	1,344,724	68,035	5.06%
Residential Net Operating Income (2)	20,944	11,732	9,212	78.52%	—	—	—	—	—	—	—	—	20,944	11,732	9,212	78.52%
Hotel Net Operating Income (Loss) (2)	8,563	(611)	9,174	1,501.47%	—	—	—	—	—	—	—	—	8,563	(611)	9,174	1,501.47%
Net Operating Income	$1,348,892	$1,299,116	$49,776	3.83%	$23,079	$2,943	$45,382	$11,975	$1,277	$3,062	$23,636	$38,749	$1,442,266	$1,355,845	$86,421	6.37%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 56. Residential Net Operating Income for the nine months ended September 30, 2022 and 2021 is comprised of Residential Revenue of $44,218 and $29,832 less Residential Expenses of $23,274 and $18,100, respectively. Hotel Net Operating Income (Loss) for the nine months ended September 30, 2022 and 2021 is comprised of Hotel Revenue of $28,395 and $7,382 less Hotel Expenses of $19,832 and $7,993, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $67.7 million for the nine months ended September 30, 2022 compared to 2021. The increase was a result of our average revenue per square foot increasing by approximately $2.95, contributing approximately $74.6 million, partially offset by average occupancy decreasing from 91.6% to 91.2%, resulting in a decrease of approximately $6.9 million.
Termination Income
Termination income decreased by approximately $5.9 million for the nine months ended September 30, 2022 compared to 2021.
Termination income for the nine months ended September 30, 2022 related to 23 clients across the Same Property Portfolio and totaled approximately $5.0 million, which was primarily related to clients that terminated leases early in New York City. In addition, we received a distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.6 million.
Termination income for the nine months ended September 30, 2021 related to 23 clients across the Same Property Portfolio and totaled approximately $11.5 million, which was primarily related to clients that terminated leases early in New York City and the Boston region.
Parking and Other Revenue
Parking and other revenue increased by approximately $16.6 million for the nine months ended September 30, 2022 compared to 2021. Parking revenue increased by approximately $17.3 million and was partially offset by a decrease in other revenue of approximately $0.7 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $47.0 million, or 6.5%, for the nine months ended September 30, 2022 compared to 2021, due primarily to an increase in operating expenses, including cleaning, utilities, repairs and maintenance, and roads/grounds/security. The increase in operating expenses was driven by an increase in physical occupancy.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2021 and September 30, 2022. Rental revenue and real estate operating expenses increased by approximately $26.7 million and $6.6 million, respectively, for the nine months ended September 30, 2022 compared to 2021, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2022	2021	Change	2022	2021	Change
			(dollars in thousands)
153 & 211 Second Avenue	June 2, 2021	136,882	$7,669	$3,101	$4,568	$840	$319	$521
Shady Grove Innovation District	August 2, 2021	232,278	2,237	495	1,742	1,361	334	1,027
Madison Centre (1)	May 17, 2022	754,988	18,765	—	18,765	4,805	—	4,805
125 Broadway	September 16, 2022	271,000	1,622	—	1,622	208	—	208
		1,395,148	$30,293	$3,596	$26,697	$7,214	$653	$6,561
______________
(1)Rental revenue for the nine months ended September 30, 2022 includes approximately $0.4 million of termination income.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2021 and September 30, 2022. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $43.1 million and $9.7 million, respectively, for the nine months ended September 30, 2022 compared to 2021, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	$13,356	$10,600	$2,756	$2,078	$2,046	$32
200 West Street (2)	Fourth Quarter, 2020	Fourth Quarter, 2021	273,365	12,522	4,900	7,622	4,223	2,168	2,055
Reston Next	Fourth Quarter, 2021	N/A	1,062,000	24,029	—	24,029	7,861	—	7,861
325 Main Street (3)	Second Quarter, 2022	Second Quarter, 2022	414,008	10,295	—	10,295	830	278	552
2100 Pennsylvania Avenue	Second Quarter, 2022	N/A	480,000	169	—	169	305	—	305
880 Winter Street (4)	Third Quarter, 2022	N/A	244,000	684	2,476	(1,792)	376	1,509	(1,133)
			2,693,373	$61,055	$17,976	$43,079	$15,673	$6,001	$9,672
_____________
(1)This is the low-rise portion of 601 Lexington Avenue.
(2)Includes 138,444 square feet of redevelopment that was fully placed in-service in December 2021.
(3)Real estate operating expenses for the nine months ended September 30, 2021 were related to demolition costs.
(4)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space.
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2021 and September 30, 2022. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $2.4 million and $0.6 million, respectively, for the nine months ended September 30, 2022 compared to 2021, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2022	2021	Change	2022	2021	Change
			(dollars in thousands)
3625-3635 Peterson Way (1)	April 16, 2021	218,000	$—	$1,753	$(1,753)	$—	$459	$(459)
140 Kendrick - Building A	July 1, 2022	104,000	2,876	3,244	(368)	991	889	102
760 Boylston Street	September 12, 2022	118,000	—	247	(247)	608	834	(226)
		440,000	$2,876	$5,244	$(2,368)	$1,599	$2,182	$(583)
_____________
(1)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We demolished the building and expect to redevelop the site at a future date.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2021 and September 30, 2022. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $21.5 million and $6.4 million, respectively, for the nine months ended September 30, 2022 compared to 2021, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$—	$11,588	$(11,588)	$—	$3,545	$(3,545)
195 West Street	March 31, 2022	Office	63,500	749	849	(100)	242	466	(224)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	5,190	11,091	(5,901)	1,787	2,990	(1,203)
601 Massachusetts Avenue	August 30, 2022	Office	478,667	28,225	32,099	(3,874)	8,499	9,877	(1,378)
			1,608,588	$34,164	$55,627	$(21,463)	$10,528	$16,878	$(6,350)
For additional information on the sales of the above properties refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $9.2 million for the nine months ended September 30, 2022 compared to 2021.
The following reflects our occupancy and rate information for our residential same properties for the nine months ended September 30, 2022 and 2021.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)
Proto Kendall Square	$2,804	$2,577	8.8%	$5.16	$4.73	9.1%	94.8%	92.2%	2.8%	94.1%	91.0%	3.4%
The Lofts at Atlantic Wharf	$4,089	$3,459	18.2%	$4.55	$3.89	17.0%	97.8%	93.4%	4.7%	97.3%	91.0%	6.9%
The Avant at Reston Town Center (4)	$2,400	$2,225	7.9%	$2.61	$2.46	6.1%	95.2%	94.2%	1.1%	95.3%	93.6%	1.8%
Signature at Reston	$2,644	$2,279	16.0%	$2.73	$2.36	15.7%	95.2%	86.8%	9.7%	94.7%	83.6%	13.3%
The Skylyne	$3,378	$3,147	7.3%	$4.15	$3.75	10.7%	82.7%	30.2%	173.8%	80.2%	22.7%	253.3%
_____________
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
(4)See Note 13 to the Consolidated Financial Statements.

Hotel Net Operating Income (Loss)
The Boston Marriott Cambridge hotel had net operating income of approximately $8.6 million for the nine months ended September 30, 2022, representing an increase of approximately $9.2 million compared to the nine months ended September 30, 2021.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2022 and 2021.

	2022	2021	Change (%)
Occupancy	63.4%	27.8%	128.1%
Average daily rate	$315.24	$192.67	63.6%
REVPAR	$199.83	$53.59	272.9%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $0.5 million for the nine months ended September 30, 2022 compared to 2021. Development services revenue decreased by approximately $1.7 million and management services revenue increased by approximately $1.2 million. The decrease in development services revenue was primarily related to a decrease in development fees earned from unconsolidated joint venture properties in the Washington, DC and Boston regions, which were placed in-service during prior periods. The increase in management services revenue was primarily related to an increase in property management fees from an unconsolidated joint venture in the Boston region and asset management fees from an unconsolidated joint venture in the Seattle region.
General and Administrative Expense
General and administrative expense decreased by approximately $7.5 million for the nine months ended September 30, 2022 compared to 2021 primarily due to a decrease in compensation expense of approximately $13.2 million, partially offset by an approximately $5.7 million increase in other general and administrative expenses. The decrease in compensation expense related to an approximately $12.2 million decrease in the value of our deferred compensation plan and an approximately $1.0 million decrease in other compensation expenses. The increase in other general and administrative expenses was primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the nine months ended September 30, 2022 and 2021 were approximately $12.0 million and $10.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.8 million for the nine months ended September 30, 2022 compared to 2021 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures in 2021 that did not occur at the same levels in 2022. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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

BXP
Depreciation and amortization expense increased by approximately $11.6 million for the nine months ended September 30, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2022	2021	Change
	(in thousands)
Same Property Portfolio (1)	$493,588	$498,760	$(5,172)
Properties Acquired Portfolio	25,735	4,735	21,000
Properties Placed In-Service Portfolio (2)	22,655	24,050	(1,395)
Properties in Development or Redevelopment Portfolio	3,329	1,826	1,503
Properties Sold Portfolio	6,138	10,444	(4,306)
	$551,445	$539,815	$11,630
_____________
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
BPLP
Depreciation and amortization expense increased by approximately $13.0 million for the nine months ended September 30, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2022	2021	Change
	(in thousands)
Same Property Portfolio (1)	$488,414	$492,200	$(3,786)
Properties Acquired Portfolio	25,735	4,735	21,000
Properties Placed In-Service Portfolio (2)	22,655	24,050	(1,395)
Properties in Development or Redevelopment Portfolio	3,329	1,826	1,503
Properties Sold Portfolio	6,138	10,444	(4,306)
	$546,271	$533,255	$13,016
_____________
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

Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the nine months ended September 30, 2022 compared to 2021, loss from unconsolidated joint ventures decreased by approximately $0.4 million primarily due to an approximately $10.0 million increase in net income from placing in-service (1) 7750 Wisconsin Avenue (Marriott International Headquarters) in Bethesda, Maryland and (2) 100 Causeway Street in Boston, Massachusetts. This increase was partially offset by a $10.3 million gain on sale of investment from the sale of our Annapolis Junction joint venture interest during the nine months ended September 30, 2021.
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
BXP
Gains on sales of real estate increased by approximately $373.2 million for the nine months ended September 30, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$22.7
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	96.2
601 Massachusetts Avenue	August 30, 2022	Office	478,667	531.0	512.3	237.4
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
				$723.2	$695.2	$380.7	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$8.1	(2)
				N/A	N/A	$8.1
_____________
(1)Excludes approximately $0.6 million of gains on sales of real estate recognized during the nine months ended September 30, 2022 related to gains on sales of real estate occurring in the prior periods.
(2)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project. The development project achieved final completion during the third quarter of 2021 at which time the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $8.1 million.

BPLP
Gains on sales of real estate increased by approximately $377.2 million for the nine months ended September 30, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$23.4
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	99.5
601 Massachusetts Avenue	August 30, 2022	Office	478,667	531.0	512.3	237.5
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
				$723.2	$695.2	$384.8	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$8.1	(2)
				N/A	N/A	$8.1
_____________
(1)Excludes approximately $0.5 million of gains on sales of real estate recognized during the nine months ended September 30, 2022 related to gains on sales of real estate occurring in the prior periods.
(1)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project. The development project achieved final completion during the third quarter of 2021 at which time the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $8.1 million.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $2.0 million for the nine months ended September 30, 2022 compared to 2021, due primarily to an increase of approximately $2.0 million in interest income due to increased interest earned on our deposits.
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
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the nine months ended September 30, 2022 and 2021 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the nine months ended September 30, 2022 and 2021, we recognized gains (losses) of approximately $(8.5) million and $3.7 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(8.5) million and $3.7 million during the nine months ended September 30, 2022 and 2021, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
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
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding on its delayed draw term loan facility (“Delayed Draw Facility”) under its prior unsecured revolving credit agreement (the “2017 Credit Facility”). We recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to the acceleration of remaining unamortized financing costs.
Interest Expense
Interest expense decreased by approximately $2.8 million for the nine months ended September 30, 2022 compared to 2021, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2022 compared to September 30, 2021
(in thousands)
Increases to interest expense due to:
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	$15,521
Increase in interest associated with unsecured credit facilities and term loans	9,672
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	4,577
Amortization expense of financing fees primarily related to the unsecured term loan	2,208
Total increases to interest expense	31,978
Decreases to interest expense due to:
Redemption of $1.0 billion in aggregate principal of 3.85% senior notes due 2023 on October 15, 2021	(29,051)
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(4,279)
Increase in capitalized interest related to development projects	(855)
Other interest expense (excluding senior notes)	(592)
Total decreases to interest expense	(34,777)
Total change in interest expense	$(2,799)
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2022 and 2021 was approximately $40.0 million and $39.3 million, respectively. These costs are not included in the interest expense referenced above.
We expect our interest expense will be materially greater in 2023 compared to 2022 due to the cessation of capitalized interest on our development deliveries, acquisitions funded by debt, higher interest rates on our floating rate debt, and the impact of refinancing our 2023 debt maturities at materially higher interest rates.

At September 30, 2022, our variable rate debt consisted of BPLP’s $1.5 billion revolving facility (the “Revolving Facility”) and BPLP’s $730.0 million unsecured credit agreement (the “Unsecured Term Loan”.) The Revolving Facility and Unsecured Term Loan had approximately $1.1 billion outstanding as of September 30, 2022. For a summary of our consolidated debt as of September 30, 2022 and 2021 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $2.3 million for the nine months ended September 30, 2022 compared to 2021, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2022	2021	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$9,338	$8,873	$465
Times Square Tower	15,394	14,915	479
601 Lexington Avenue (1)	9,281	11,245	(1,964)
100 Federal Street	9,814	10,211	(397)
Atlantic Wharf Office Building (2)	11,069	7,358	3,711
	$54,896	$52,602	$2,294
_____________
(1)The decrease was primarily attributable to an increase in operating expenses.
(2)The increase was primarily attributable to an increase in lease revenue from our clients.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $47.4 million for the nine months ended September 30, 2022 compared to 2021 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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
Results of Operations for the Three Months Ended September 30, 2022 and 2021
Net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership increased approximately $252.7 million and $281.6 million for the three months ended September 30, 2022 compared to 2021, respectively, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended September 30, 2022 and 2021. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 68.

BXP

	Three months ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc.	$360,977	$108,297	$252,680	233.32%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	40,883	11,982	28,901	241.20%
Noncontrolling interests in property partnerships	18,801	18,971	(170)	(0.90)%
Net Income	420,661	139,250	281,411	202.09%
Other Expenses:
Add:
Interest expense	111,846	105,794	6,052	5.72%
Losses from investments in securities	1,571	190	1,381	726.84%
Loss from unconsolidated joint ventures	3,524	5,597	(2,073)	(37.04)%
Other Income:
Less:
Interest and other income (loss)	3,728	1,520	2,208	145.26%
Gains on sales of real estate	262,345	348	261,997	75,286.49%
Other Expenses:
Add:
Depreciation and amortization expense	190,675	179,412	11,263	6.28%
Transaction costs	1,650	1,888	(238)	(12.61)%
Payroll and related costs from management services contracts	3,900	3,006	894	29.74%
General and administrative expense	32,519	34,560	(2,041)	(5.91)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,900	3,006	894	29.74%
Development and management services revenue	7,465	6,094	1,371	22.50%
Net Operating Income	$488,908	$458,729	$30,179	6.58%

BPLP

	Three months ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$403,578	$122,014	$281,564	230.76%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	18,801	18,971	(170)	(0.90)%
Net Income	422,379	140,985	281,394	199.59%
Other Expenses:
Add:
Interest expense	111,846	105,794	6,052	5.72%
Losses from investments in securities	1,571	190	1,381	726.84%
Loss from unconsolidated joint ventures	3,524	5,597	(2,073)	(37.04)%
Other Income:
Less:
Interest and other income (loss)	3,728	1,520	2,208	145.26%
Gains on sales of real estate	262,357	348	262,009	75,289.94%
Other Expenses:
Add:
Depreciation and amortization expense	188,969	177,677	11,292	6.36%
Transaction costs	1,650	1,888	(238)	(12.61)%
Payroll and related costs from management services contracts	3,900	3,006	894	29.74%
General and administrative expense	32,519	34,560	(2,041)	(5.91)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,900	3,006	894	29.74%
Development and management services revenue	7,465	6,094	1,371	22.50%
Net Operating Income	$488,908	$458,729	$30,179	6.58%
NOI is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, losses from investments in securities, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 128 properties totaling approximately 38.6 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2021 and owned and in-service through September 30, 2022. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after July 1, 2021 or disposed of on or prior to September 30, 2022. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2022 and 2021 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2022	2021	Increase/ (Decrease)	% Change	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$678,399	$657,377	$21,022	3.20%	$13,444	$495	$24,744	$1,752	$—	$1,366	$6,855	$18,754	$723,442	$679,744	$43,698	6.43%
Termination Income	1,711	1,874	(163)	(8.70)%	269	—	—	—	—	—	—	—	1,980	1,874	106	5.66%
Lease Revenue	680,110	659,251	20,859	3.16%	13,713	495	24,744	1,752	—	1,366	6,855	18,754	725,422	681,618	43,804	6.43%
Parking and Other	26,511	22,972	3,539	15.41%	937	—	—	—	—	—	199	283	27,647	23,255	4,392	18.89%
Total Rental Revenue (1)	706,621	682,223	24,398	3.58%	14,650	495	24,744	1,752	—	1,366	7,054	19,037	753,069	704,873	48,196	6.84%
Real Estate Operating Expenses	262,076	244,283	17,793	7.28%	3,894	334	5,947	1,162	501	560	2,260	5,897	274,678	252,236	22,442	8.90%
Net Operating Income (Loss), Excluding Residential and Hotel	444,545	437,940	6,605	1.51%	10,756	161	18,797	590	(501)	806	4,794	13,140	478,391	452,637	25,754	5.69%
Residential Net Operating Income (2)	7,316	4,849	2,467	50.88%	—	—	—	—	—	—	—	—	7,316	4,849	2,467	50.88%
Hotel Net Operating Income (2)	3,201	1,243	1,958	157.52%	—	—	—	—	—	—	—	—	3,201	1,243	1,958	157.52%
Net Operating Income (Loss)	$455,062	$444,032	$11,030	2.48%	$10,756	$161	$18,797	$590	$(501)	$806	$4,794	$13,140	$488,908	$458,729	$30,179	6.58%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 68. Residential Net Operating Income for the three months ended September 30, 2022 and 2021 is comprised of Residential Revenue of $14,340 and $10,894 less Residential Expenses of $7,024 and $6,045, respectively. Hotel Net Operating Income for the three months ended September 30, 2022 and 2021 is comprised of Hotel Revenue of $11,749 and $5,189 less Hotel Expenses of $8,548 and $3,946, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $21.0 million for the three months ended September 30, 2022 compared to 2021. The increase was a result of our average revenue per square foot increasing by approximately $2.88, contributing approximately $25.4 million, partially offset by an approximately $4.4 million decrease due to our average occupancy decreasing from 91.4% to 90.8%.
Termination Income
Termination income decreased by approximately $0.2 million for the three months ended September 30, 2022 compared to 2021.
Termination income for the three months ended September 30, 2022 related to eight clients across the Same Property Portfolio and totaled approximately $1.7 million, which was primarily related to clients that terminated leases early in San Francisco.
Termination income for the three months ended September 30, 2021 related to six clients across the Same Property Portfolio and totaled approximately $1.9 million, which was primarily related to clients that terminated leases early in New York City.
Parking and Other Revenue
Parking and other revenue increased by approximately $3.5 million for the three months ended September 30, 2022 compared to 2021. Parking revenue increased by approximately $3.9 million and was partially offset by a decrease in other revenue of approximately $0.4 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $17.8 million, or 7.3%, for the three months ended September 30, 2022 compared to 2021, due primarily to an increase in operating expenses, including cleaning, utilities, repairs and maintenance, and roads/grounds/security. The increase in operating expenses was driven by an increase in physical occupancy.
Properties Acquired Portfolio
The table below lists the properties acquired between July 1, 2021 and September 30, 2022. Rental revenue and real estate operating expenses increased by approximately $14.2 million and $3.6 million, respectively, for the three months ended September 30, 2022 compared to 2021, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2022	2021	Change	2022	2021	Change
			(dollars in thousands)
Shady Grove Innovation District	August 2, 2021	232,278	$735	$495	$240	$561	$334	$227
Madison Centre (1)	May 17, 2022	754,988	12,293	—	12,293	3,125	—	3,125
125 Broadway	September 16, 2022	271,000	1,622	—	1,622	208	—	208
		1,258,266	$14,650	$495	$14,155	$3,894	$334	$3,560
______________
(1)Rental revenue for the three months ended September 30, 2022 includes approximately $0.3 million of termination income.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between July 1, 2021 and September 30, 2022. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $23.0 million and $4.8 million, respectively, for the three months ended September 30, 2022 compared to 2021, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
200 West Street (1)	Fourth Quarter, 2020	Fourth Quarter, 2021	273,365	$4,767	$1,752	$3,015	$1,633	$932	$701
Reston Next	Fourth Quarter, 2021	N/A	1,062,000	9,051	—	9,051	2,830	—	2,830
325 Main Street (2)	Second Quarter, 2022	Second Quarter, 2022	414,008	10,082	—	10,082	820	169	651
2100 Pennsylvania Avenue	Second Quarter, 2022	N/A	480,000	160	—	160	288	—	288
880 Winter Street (3)	Third Quarter, 2022	N/A	244,000	684	—	684	376	61	315
			2,473,373	$24,744	$1,752	$22,992	$5,947	$1,162	$4,785
______________
(1)Includes 138,444 square feet of redevelopment that was fully placed in-service in December 2021.
(2)Real estate operating expenses for the three months ended September 30, 2021 were related to demolition costs.
(3)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space.

Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between July 1, 2021 and September 30, 2022. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $1.4 million and $0.1 million, respectively, for the three months ended September 30, 2022 compared to 2021, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2022	2021	Change	2022	2021	Change
			(dollars in thousands)
140 Kendrick - Building A	July 1, 2022	104,000	$—	$1,119	$(1,119)	$321	$310	$11
760 Boylston Street	September 12, 2022	118,000	—	247	(247)	180	250	(70)
		222,000	$—	$1,366	$(1,366)	$501	$560	$(59)

Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2021 and September 30, 2022. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $12.0 million and $3.6 million, respectively, for the three months ended September 30, 2022 compared to 2021, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$—	$4,019	$(4,019)	$—	$1,368	$(1,368)
195 West Street	March 31, 2022	Office	63,500	—	727	(727)	—	189	(189)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	—	3,397	(3,397)	—	925	(925)
601 Massachusetts Avenue	August 30, 2022	Office	478,667	7,054	10,894	(3,840)	2,260	3,415	(1,155)
			1,608,588	$7,054	$19,037	$(11,983)	$2,260	$5,897	$(3,637)
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $2.5 million for the three months ended September 30, 2022 compared to 2021.

The following reflects our occupancy and rate information for our residential same properties for the three months ended September 30, 2022 and 2021.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)
Proto Kendall Square	$2,895	$2,642	9.6%	$5.32	$4.82	10.4%	95.6%	94.5%	1.2%	94.9%	93.9%	1.1%
The Lofts at Atlantic Wharf	$4,238	$3,747	13.1%	$4.71	$4.17	12.9%	99.6%	96.5%	3.2%	99.3%	95.4%	4.1%
The Avant at Reston Town Center (4)	$2,450	$2,299	6.6%	$2.67	$2.50	6.8%	95.4%	96.3%	(0.9)%	95.3%	96.3%	(1.0)%
Signature at Reston	$2,671	$2,429	10.0%	$2.75	$2.51	9.6%	96.3%	93.2%	3.3%	95.9%	92.0%	4.2%
The Skylyne	$3,400	$3,307	2.8%	$4.27	$3.92	8.9%	92.8%	48.3%	92.1%	90.2%	41.0%	120.0%
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
(4)See Note 13 to the Consolidated Financial Statements.
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $3.2 million for the three months ended September 30, 2022, representing an increase of approximately $2.0 million compared to the three months ended September 30, 2021.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2022 and 2021.

	2022	2021	Change (%)
Occupancy	75.8%	49.4%	53.4%
Average daily rate	$328.40	$222.31	47.7%
REVPAR	$249.06	$109.86	126.7%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $1.4 million for the three months ended September 30, 2022 compared to 2021. Management services revenue increased by approximately $1.4 million and was primarily related to an increase in property management fees from an unconsolidated joint venture in the Boston region and asset management fees from an unconsolidated joint venture in the Los Angeles region.
General and Administrative Expense
General and administrative expense decreased by approximately $2.0 million for the three months ended September 30, 2022 compared to 2021 primarily due to a decrease in compensation expense of approximately $3.9 million, partially offset by an increase of approximately $1.9 million in other general and administrative expenses. The decrease in compensation expense primarily related to an approximately $1.4 million decrease in the value of our deferred compensation plan, and an approximately $2.5 million decrease in other compensation expenses. The increase in other general and administrative expenses was primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2022 and 2021 were approximately $3.9 million and $3.4 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.2 million for the three months ended September 30, 2022 compared to 2021 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $11.3 million for the three months ended September 30, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2022	2021	Change
	(in thousands)
Same Property Portfolio	$169,996	$174,548	$(4,552)
Properties Acquired Portfolio	10,399	737	9,662
Properties Placed In-Service Portfolio	7,980	379	7,601
Properties in Development or Redevelopment Portfolio	1,076	277	799
Properties Sold Portfolio	1,224	3,471	(2,247)
	$190,675	$179,412	$11,263
BPLP
Depreciation and amortization expense increased by approximately $11.3 million for the three months ended September 30, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2022	2021	Change
	(in thousands)
Same Property Portfolio	$168,290	$172,813	$(4,523)
Properties Acquired Portfolio	10,399	737	9,662
Properties Placed In-Service Portfolio	7,980	379	7,601
Properties in Development or Redevelopment Portfolio	1,076	277	799
Properties Sold Portfolio	1,224	3,471	(2,247)
	$188,969	$177,677	$11,292

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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended September 30, 2022 compared to 2021, loss from unconsolidated joint ventures decreased by approximately $2.1 million due primarily to an approximately $2.2 million increase in net income from placing in service (1) 7750 Wisconsin Avenue (Marriott International Headquarters) in Bethesda, Maryland and (2) 100 Causeway Street in Boston, Massachusetts.
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
BXP
Gains on sales of real estate increased by approximately $262.0 million for the three months ended September 30, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
601 Massachusetts Avenue	August 30, 2022	Office	478,667	$531.0	$512.3	$237.4
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
				$558.0	$537.9	$261.8	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$0.3	(2)
				N/A	N/A	$0.3
___________
(1)Excludes approximately $0.5 million of gains on sales of real estate recognized during the three months ended September 30, 2022 related to gains on sales of real estate occurring in the prior periods.
(2)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project. The development project achieved final completion during the third quarter of 2021 at which time the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $0.3 million.

BPLP
Gains on sales of real estate increased by approximately $262.0 million for the three months ended September 30, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
601 Massachusetts Avenue	August 30, 2022	Office	478,667	$531	$512.3	$237.5
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
				$558.0	$537.9	$261.9	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$0.3	(2)
				N/A	N/A	$0.3
___________
(1)Excludes approximately $0.4 million of gains on sales of real estate recognized during the three months ended September 30, 2022 related to the sale of real estate occurring in the prior periods.
(2)On December 13, 2018, we sold our 6595 Springfield Center Drive development project located in Springfield, Virginia. Concurrently with the sale, we agreed to act as development manager and guaranteed the completion of the project. The development project achieved final completion during the third quarter of 2021 at which time the total cost of development was determined to be below the estimated total investment at the time of sale. As a result, we recognized a gain of approximately $0.3 million.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $2.2 million for the three months ended September 30, 2022 compared to 2021, due primarily to an increase of approximately $2.2 million in interest income due to increased interest earned on our deposits.
Losses from Investments in Securities
Losses from investments in securities for the three months ended September 30, 2022 and 2021 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as losses from investments in securities. During the three months ended September 30, 2022 and 2021, we recognized losses of approximately $1.6 million and $0.2 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $1.6 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Interest Expense
Interest expense increased by approximately $6.1 million for the three months ended September 30, 2022 compared to 2021, as detailed below.

Component	Change in interest expense for the three months ended September 30, 2022 compared to September 30, 2021
(in thousands)
Increases to interest expense due to:
Increase in interest associated with unsecured credit facilities and term loans	$7,401
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	5,097
Decrease in capitalized interest related to development projects	1,880
Amortization expense of financing fees primarily related to unsecured term loan	1,407
Total increases to interest expense	15,785
Decreases to interest expense due to:
Redemption of $1.0 billion in aggregate principal of 3.85% senior notes due 2023 on October 15, 2021	(9,684)
Other interest expense (excluding senior notes)	(49)
Total decreases to interest expense	(9,733)
Total change in interest expense	$6,052
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended September 30, 2022 and 2021 was approximately $12.2 million and $14.2 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2022, our outstanding variable rate debt consisted of BPLP’s $1.5 billion Revolving Facility and $730.0 million Unsecured Term Loan. The Revolving Facility and Unsecured Term Loan had approximately $1.1 billion outstanding as of September 30, 2022. For a summary of our consolidated debt as of September 30, 2022 and September 30, 2021 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $0.2 million for the three months ended September 30, 2022 compared to 2021, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2022	2021	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$3,289	$3,406	$(117)
Times Square Tower	4,911	4,995	(84)
601 Lexington Avenue (1)	3,630	4,436	(806)
100 Federal Street	3,393	3,421	(28)
Atlantic Wharf Office Building (2)	3,578	2,713	865
	$18,801	$18,971	$(170)
_______________
(1)The decrease was primarily attributable to an increase in operating expenses.
(2)The increase was primarily attributable to an increase in lease revenue from our clients.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $28.9 million for the three months ended September 30, 2022 compared to 2021 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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
•sales of real estate;
•private equity sources including through our Strategic Capital Program (“SCP”) with large institutional investors; and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development/redevelopment properties primarily with our available cash balances, construction loans, unsecured term loans, proceeds from asset sales and BPLP’s Revolving Facility. We use BPLP’s Revolving Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction and redevelopment as of September 30, 2022 (dollars in thousands):

							Financings
Construction Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at September 30, 2022 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
140 Kendrick - Building A (Redevelopment)	Third Quarter, 2023	Needham, MA	1	104,000	$4,163	$26,600	$—	$—	$22,437	100%
Reston Next	Fourth Quarter, 2023	Reston, VA	2	1,062,000	560,445	715,300	—	—	154,855	87%	(6)
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	301,118	356,100	—	—	54,982	61%	(7)
360 Park Avenue South (42% ownership)	First Quarter, 2025	New York, NY	1	450,000	200,474	219,000	92,774	87,299	13,051	—%	(8)
Reston Next Office Phase II	Second Quarter, 2025	Reston, VA	1	90,000	15,321	61,000	—	—	45,679	—%
Platform 16 Building A (55% ownership)	Fourth Quarter, 2026	San Jose, CA	1	389,500	78,343	231,900	—	—	153,557	—%	(9)
Total Office Properties under Construction			7	2,575,500	1,159,864	1,609,900	92,774	87,299	444,561	51%

Laboratory/Life Sciences
880 Winter Street (Redevelopment)	First Quarter, 2023	Waltham, MA	1	244,000	100,112	108,000	—	—	7,888	97%	(10)
751 Gateway (49% ownership)	Second Quarter, 2024	South San Francisco, CA	1	231,000	81,235	127,600	—	—	46,365	100%
103 CityPoint	Third Quarter, 2024	Waltham, MA	1	113,000	33,288	115,100	—	—	81,812	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	119,190	274,700	—	—	155,510	43%
651 Gateway (50% ownership) (Redevelopment)	Fourth Quarter, 2025	South San Francisco, CA	1	327,000	33,738	146,500	—	—	112,762	—%
Total Laboratory/Life Sciences Properties under Construction			5	1,244,000	367,563	771,900	—	—	404,337	49%

Residential
Reston Next Residential (508 units) (20% ownership)	Second Quarter, 2026	Reston, VA	1	417,000	11,394	47,700	28,000	4,116	12,422	—%
Total Residential Property under Construction			1	417,000	11,394	47,700	28,000	4,116	12,422	—

Retail
760 Boylston Street (Redevelopment)	Second Quarter, 2024	Boston, MA	1	118,000	2,355	43,800	—	—	41,445	100%
Total Retail Property under Construction			1	118,000	2,355	43,800	—	—	41,445	100%

Other
View Boston Observatory at The Prudential Center (Redevelopment)	N/A	Boston, MA	—	59,000	136,896	182,300	—	—	45,404	N/A	(11)
Total Properties under Construction			14	4,413,500	$1,678,072	$2,655,600	$120,774	$91,415	$948,169	52%	(12)
___________
(1)Represents our share.

(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2022.
(3)Includes approximately $95.9 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $95.9 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of November 1, 2022, including leases with future commencement dates.
(6)The property was 69% placed in-service as of September 30, 2022.
(7)The property was 6% placed in-service as of September 30, 2022.
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
(10)The property was 25% placed in-service as of September 30, 2022.
(11)We expect to place this project in-service and open to the public in the second quarter of 2023.
(12)Percentage leased excludes the residential property and the View Boston Observatory at The Prudential Center (redevelopment) at 800 Boylston Street - The Prudential Center. Estimated total investment excludes approximately $210 million related to the redevelopment of 300 Binney Street which is currently in-service. We terminated our existing lease agreement with Biogen at 300 Binney Street to facilitate the redevelopment of the property, which is expected to begin in early 2023. Biogen will be vacating the property in phases through early 2023. The project is 100% pre-leased. The commencement of construction is subject to various conditions. There can be no assurance that we will commence the redevelopment on the terms and schedule currently contemplated or at all.

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
We expect our primary uses of capital over the next twelve months will be to fund the anticipated acquisition of an approximate 27% interest in the joint venture that owns 200 Fifth Avenue in New York City, the commencement, continuation and completion of our current and committed development and redevelopment projects, repaying debt maturities (as discussed below), servicing the interest payments on our outstanding indebtedness, and satisfying our REIT distribution requirements.
As of September 30, 2022, we had 14 properties under development or redevelopment. Our share of the remaining development and redevelopment costs of active development and redevelopment projects that we expect to fund through 2026 was approximately $948.2 million (excluding costs related to 300 Binney Street). In the third quarter of 2022, we commenced two redevelopment projects and committed to begin a third redevelopment project in early 2023 described below:
•140 Kendrick Street Building A in Needham, Massachusetts. When completed, the building will consist of approximately 104,000 net rentable square feet and will be the first net zero, carbon neutral office repositioning of this scale in Massachusetts. This project is 100% pre-leased.
•760 Boylston Street, a retail property at the Prudential Center in Boston, Massachusetts. The redevelopment is a modernization of the approximately 118,000 net rentable square foot space. This project is 100% pre-leased.
•300 Binney Street in Cambridge, Massachusetts. The conversion of this approximately 195,000 net rentable square foot property into an approximately 240,000 net rentable square foot laboratory/life sciences property has a total budgeted cost of $210.0 million and is expected to begin in early 2023. This project is 100% pre-leased. There can be no assurance that we will commence the redevelopment on the terms and schedule currently contemplated or at all.
On September 16, 2022, we acquired 125 Broadway in Cambridge, Massachusetts for a net purchase price, including transaction costs, of approximately $592.4 million. The acquisition was completed with available cash and borrowings under BPLP’s Revolving Facility. 125 Broadway is a 271,000 square foot, six-story, laboratory/life sciences property. The property is 100% leased.
In the third quarter of 2022, we completed the sale of 601 Massachusetts Avenue located in Washington, DC and two parcels of land located in Loudoun County, Virginia for aggregate net proceeds of $537.9 million. On October 6, 2022, we entered into an agreement to sell the residential component of The Avant at Reston Town Center located in Reston, Virginia for a gross sale price of $141 million. There can be no assurance that we will complete the sale on the terms currently contemplated or at all.
In July 2021, we announced the formation of the SCP with two partners each having a targeted equity commitment of $1.0 billion and a $250 million commitment from us. Under this agreement, we agreed to provide these partners, for up to two years, exclusive first offers to form joint ventures with us to invest in assets that meet target criteria. All investments are discretionary to each partner.
The SCP provides us the opportunity to partner with large institutional investors and capitalize our investment opportunities partially through private equity. The SCP enhances our access to capital and investment capacity, enhances our returns through fee income, and in some investments provides us the opportunity to realize a greater share of income upon achieving certain success criteria. These large financial partners are among the world’s largest sovereign wealth funds and pension plans. As we move forward, we anticipate increasing our use of joint venture partner equity to manage our debt levels.

We have no remaining debt maturities in 2022. Our 2023 debt maturities include (1) the Unsecured Term Loan, which matures on May 16, 2023, and (2) $500.0 million aggregate principal amount of BPLP’s 3.125% senior unsecured notes, which mature on September 1, 2023. In our unconsolidated joint venture portfolio, we have approximately $533.6 million (our share) of debt maturating in 2023. We expect to fund 2023 debt maturities using available cash balances, proceeds from asset sales, BPLP’s Revolving Facility, and/or through refinancings. We expect our interest expense will be materially greater in 2023 compared to 2022 due to the cessation of capitalized interest on our development deliveries, acquisitions funded by debt, higher interest rates on our floating rate debt, and the impact of refinancing our 2023 debt maturities at materially higher interest rates.
As of November 1, 2022, we had available cash of approximately $268.5 million (of which approximately $100.3 million is attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors and we believe that our access to capital and our strong liquidity, including the approximately $1.1 billion available under the Revolving Facility and our available cash, as of November 1, 2022, are sufficient to fund our remaining capital requirements on existing development and redevelopment projects, fund acquisitions, repay or refinance our maturing indebtedness when due, satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
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

Cash and cash equivalents and cash held in escrows aggregated approximately $448.9 million and $1.1 billion at September 30, 2022 and 2021, respectively, representing a decrease of approximately $633.0 million. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$912,403	$786,859	$125,544
Net cash used in investing activities	(1,313,220)	(998,368)	(314,852)
Net cash provided by (used in) financing activities	348,545	(425,899)	774,444
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.8 years as of September 30, 2022, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the nine months ended September 30, 2022 and September 30, 2021 is detailed below:

	Nine months ended September 30,
	2022	2021
	(in thousands)
Acquisitions of real estate (1)	$(1,320,273)	$(218,679)
Construction in progress (2)	(384,083)	(381,104)
Building and other capital improvements	(112,755)	(103,840)
Tenant improvements	(139,986)	(218,878)
Proceeds from the sales of real estate (3)	695,231	—
Proceeds from assignment fee (4)	6,624	—
Capital contributions to unconsolidated joint ventures (5)	(109,643)	(95,462)
Capital distributions from unconsolidated joint ventures (6)	36,622	122
Proceeds from sale of investment in unconsolidated joint venture (7)	—	17,789
Proceeds from note receivable (8)	10,000	—
Investments in securities, net	5,043	1,684
Net cash used in investing activities	$(1,313,220)	$(998,368)
Cash used in investing activities changed primarily due to the following:
(1)On September 16, 2022, we acquired 125 Broadway in Cambridge, Massachusetts for a net purchase price, including transaction costs, of approximately $592.4 million. The acquisition was completed with available cash and borrowings under BPLP’s Revolving Facility. 125 Broadway is a 271,000 net rentable square foot, six-story, laboratory/life sciences property.
On May 17, 2022, we completed the acquisition of Madison Centre in Seattle, Washington, for an aggregate     purchase price, including transaction costs, of approximately $724.3 million. Madison Centre is an approximately 755,000 net rentable square foot, 37-story, LEED-Platinum certified, premier workplace.

On August 2, 2021, we acquired Shady Grove Bio+Tech Campus in Rockville, Maryland, for a purchase price, including transaction costs, of approximately $118.5 million in cash. Shady Grove Bio+Tech Campus is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site.
On June 2, 2021, we acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for a         purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet.
(2)Construction in progress for the nine months ended September 30, 2022 included ongoing expenditures associated with Reston Next, 2100 Pennsylvania Avenue and 880 Winter Street, each of which are partially placed in-service, and 325 Main Street, which was completed and fully placed in-service during the nine months ended September 30, 2022. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, View Boston Observatory at The Prudential Center, 103 CityPoint, Reston Next Office Phase II, 140 Kendrick Street Building A and 760 Boylston Street.
Construction in progress for the nine months ended September 30, 2021 included ongoing expenditures associated with One Five Nine East 53rd Street, which was completed and fully placed in-service during the nine months ended September 30, 2021. In addition, we incurred costs associated with our continued development/redevelopment of 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue, Reston Next, 180 CityPoint, View Boston Observatory at The Prudential Center and 880 Winter Street.
(3)On August 30, 2022, we completed the sale of 601 Massachusetts Avenue located in Washington, DC for a gross sale price of $531.0 million. Net cash proceeds totaled approximately $512.3 million, resulting in a gain on sale of real estate totaling approximately $237.4 million for BXP and approximately $237.5 million for BPLP. 601 Massachusetts Avenue is an approximately 479,000 net rentable square foot premier workplace.
On September 15, 2022, we completed the sale of two parcels of land located in Loudoun County, Virginia for a gross sale price of $27.0 million. Net cash proceeds totaled approximately $25.6 million, resulting in a gain on sale of real estate totaling approximately $24.4 million for BXP and BPLP.
On June 15, 2022, we completed the sale of our Virginia 95 Office Park properties located in Springfield, Virginia for an aggregate gross sale price of $127.5 million. Net cash proceeds totaled approximately $121.9 million, resulting in a gain on sale of real estate totaling approximately $96.2 million for BXP and approximately $99.5 million for BPLP. Virginia 95 Office Park consists of eleven office/flex properties aggregating approximately 733,000 net rentable square feet.
On March 31, 2022, we completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot office property.
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
(5)Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2022 consisted primarily of cash contributions of approximately $44.8 million, $31.6 million and $16.4 million to our Gateway Commons, Platform 16 and 751 Gateway joint ventures, respectively.
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2021 consisted primarily of cash contributions of approximately $72.6 million and $11.4 million to our Safeco Plaza and Santa Monica Business Park joint ventures, respectively. On September 1, 2021, we entered into a new joint venture for Safeco Plaza located in Seattle, Washington.

(6)Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2022 consisted primarily of a cash distribution totaling approximately $21.6 million and $11.6 million from our Metropolitan Square and 7750 Wisconsin Avenue joint ventures, respectively.
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
Cash provided by financing activities for the nine months ended September 30, 2022 totaled approximately $348.5 million. This amount consisted primarily of borrowings under BPLP’s Revolving Facility and Unsecured Term Loan partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	September 30, 2022
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,755	156,755	$11,751,922
Common Operating Partnership Units	18,215	18,215	1,365,579	(2)
Total Equity		174,970	$13,117,501

Consolidated Debt			$13,832,871
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,450,624
Subtract:
Partners’ share of Consolidated Debt (4)			(1,357,896)
BXP’s Share of Debt			$13,925,599

Consolidated Market Capitalization			$26,950,372
BXP’s Share of Market Capitalization			$27,043,100
Consolidated Debt/Consolidated Market Capitalization			51.33%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			51.49%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on September 30, 2022 of $74.97.
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

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:

(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP Common Stock on September 30, 2022, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
(i)     the number of outstanding shares of Common Stock of BXP,
(ii)     the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),
(iii)     the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and
(iv)     the number of OP Units issuable upon conversion of 2012 OPP Units, and 2013 - 2019 MYLTIP Units that were issued in the form of LTIP Units.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2020 - 2022 MYLTIP Units are not included in this calculation as of September 30, 2022.
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

Debt Financing
As of September 30, 2022, we had approximately $13.8 billion of outstanding consolidated indebtedness, representing approximately 51.33% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.5 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.43% per annum and maturities in 2023 through 2033, (2) $3.3 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.42% per annum and a weighted-average term of 6.1 years, (3) $340.0 million outstanding under BPLP’s Revolving Facility that matures on June 15, 2026 and (4) $730.0 million outstanding under BPLP’s Unsecured Term Loan that matures on May 16, 2023.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit, and Unsecured Term Loan, as well as Consolidated Debt Financing Statistics at September 30, 2022 and September 30, 2021.

	September 30,
	2022	2021
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,271,157	$2,898,699
Unsecured senior notes, net	9,491,714	10,479,651
Unsecured line of credit	340,000	—
Unsecured term loan, net	730,000	—
Consolidated Debt	13,832,871	13,378,350
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,450,624	1,289,582
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,357,896)	(1,190,479)
BXP’s Share of Debt	$13,925,599	$13,477,453

	September 30,
	2022	2021
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	92.26%	100.00%
Variable rate	7.74%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.43%	3.57%
Variable rate	3.43%	—%
Total	3.43%	3.57%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.32%	3.47%
Variable rate	3.40%	—%
Total	3.33%	3.47%
Weighted-average maturity at end of period (in years):
Fixed rate	5.9	5.9
Variable rate	1.6	—
Total	5.6	5.9
_______________
(1)See page 90 for additional information.
(2)See page 89 for additional information.

Unsecured Credit Facility
On June 15, 2021, BPLP amended and restated its prior credit facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. Among other things, the 2021 Credit Facility (1) extended the maturity date from April 24, 2022 to June 15, 2026, (2) eliminated the $500.0 million delayed draw facility (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions. Based on BPLP’s September 30, 2022 credit rating, (1) the applicable Eurocurrency and LIBOR Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
At September 30, 2022, BPLP had $340.0 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.4 million, with the ability to borrow approximately $1.2 billion. At November 1, 2022, BPLP had $440.0 million of borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.4 million, with the ability to borrow approximately $1.1 billion.
Unsecured Term Loan
On May 17, 2022, BPLP entered into an Unsecured Term Loan providing for a single borrowing of up to $730.0 million. The Unsecured Term Loan matures on May 16, 2023.
At BPLP’s option, the Unsecured Term Loan will bear interest at a rate per annum equal to (A) (1) a base rate per annum equal to the greater of (a) the federal funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) term SOFR plus 1.00% and (d) 1.00%, or (2) a term SOFR rate per annum equal to the forward-looking SOFR term rate administered by CME Group Benchmark Administration (“CME”) two business days prior to the commencement of such interest period; or if the rate is unavailable, then the forward-looking SOFR term rate administered by CME on the first business day immediately prior thereto, in each case, plus 0.10%, and (B) a margin ranging from zero to 160 basis points based on BPLP’s credit rating.
On May 17, 2022, BPLP exercised its option to draw $730.0 million under the Unsecured Term Loan (See Notes 3 and 6 to the Consolidated Financial Statements). As of September 30, 2022, the Unsecured Term Loan bears interest at a variable rate equal to term SOFR plus 0.95% per annum based on BPLP’s current credit rating at September 30, 2022. At September 30, 2022, BPLP had $730.0 million outstanding under its Unsecured Term Loan.

Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2022 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes	3.125%	3.279%	$500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
Total principal			9,550,000
Less:
Net unamortized discount			14,391
Deferred financing costs, net			43,895
Total			$9,491,714
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2022, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2022:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(16,363)	$2,283,637	$913,512	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(12,480)	987,520	444,384	(2)(5)	January 9, 2032
Total			$3,300,000	$(28,843)	$3,271,157	$1,357,896
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2022, the maximum funding obligation under the guarantee was approximately $14.9 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 7 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Sixteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At September 30, 2022, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.4 billion (of which our proportionate share is approximately $1.5 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2022. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55.00%	4.06%	4.24%	$300,000	$(1,480)	$298,520	$164,186	(2)(3)	July 19, 2025
Market Square North	50.00%	4.64%	4.80%	125,000	(643)	124,357	62,179	(2)(4)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	35,811	(257)	35,554	17,777		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	550,000	(871)	549,129	274,565	(2)	August 9, 2027
Dock 72	50.00%	5.45%	5.72%	198,383	(655)	197,728	98,864	(2)(5)	December 18, 2023
The Hub on Causeway - Podium	50.00%	4.78%	4.94%	174,329	(269)	174,060	87,030	(2)(6)	September 6, 2023
Hub50House	50.00%	4.43%	4.51%	185,000	(1,325)	183,675	91,837	(2)(7)	June 17, 2032
100 Causeway Street	50.00%	3.72%	3.93%	337,604	(776)	336,828	168,414	(2)(8)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	3.39%	3.93%	253,887	(812)	253,075	126,538	(2)(9)	April 26, 2023
360 Park Avenue South	42.21%	4.87%	5.33%	207,030	(2,208)	204,823	86,456	(2)(10)	December 14, 2024
Safeco Plaza	33.67%	4.41%	4.55%	250,000	(1,332)	248,668	83,727	(2)(11)	September 1, 2026
500 North Capitol Street, NW	30.00%	4.15%	4.20%	105,000	(39)	104,961	31,488	(2)	June 6, 2023
901 New York Avenue	25.00%	3.61%	3.69%	213,351	(402)	212,949	53,237		January 5, 2025
3 Hudson Boulevard	25.00%	5.80%	5.88%	80,000	(48)	79,952	19,988	(2)(12)	July 13, 2023
Metropolitan Square	20.00%	5.12%	5.90%	420,000	(4,973)	415,027	83,005	(2)(13)	April 9, 2024
Reston Next Residential	20.00%	4.75%	5.06%	8,231	(1,566)	6,666	1,333	(2)(14)	May 13, 2026
Total				$3,443,626	$(17,656)	$3,425,972	$1,450,624
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

(5)The construction financing has a borrowing capacity of $198.4 million. The construction financing bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25%, plus (2) 3.10% per annum and matures on December 18, 2023.
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
(11)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum and matures on September 1, 2026. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2023.
(12)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of September 30, 2022, the loan has approximately $17.3 million of accrued interest due at the maturity date.
(13)The indebtedness consists of (x) a $305.0 million mortgage loan payable which bears interest at a variable rate equal to SOFR plus approximately 1.81% and matures on April 9, 2024 with three, one-year extension options, subject to certain conditions, and (y) a $115.0 million mezzanine note payable which bears interest at a variable rate equal to SOFR plus 5.25% and matures on April 9, 2024 with three, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 4.50% per annum on a notional amount of $420.0 million through April 15, 2024.
(14)The construction financing has a borrowing capacity of $140.0 million. The construction financing bears interest at a variable rate equal to SOFR plus 2.00% per annum and matures on May 13, 2026, with two, one-year extension options, subject to certain conditions.
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
BXP
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO attributable to Boston Properties, Inc. for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc.	$360,977	$108,297
Add:
Noncontrolling interest—common units of the Operating Partnership	40,883	11,982
Noncontrolling interests in property partnerships	18,801	18,971
Net income	420,661	139,250
Add:
Depreciation and amortization	190,675	179,412
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,706)	(16,773)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	21,485	17,803
Corporate-related depreciation and amortization	(431)	(443)
Less:
Gains on sales of real estate	262,345	348
Noncontrolling interests in property partnerships	18,801	18,971
Funds from Operations (FFO) attributable to the Operating Partnership	333,538	299,930
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	33,787	29,453
Funds from Operations attributable to Boston Properties, Inc.	$299,751	$270,477
Our percentage share of Funds from Operations—basic	89.87%	90.18%
Weighted average shares outstanding—basic	156,754	156,183

Reconciliation to Diluted Funds from Operations:

	Three months ended September 30,
	2022		2021
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$333,538	174,416	$299,930	173,194
Effect of Dilutive Securities:
Stock based compensation	—	379	—	415
Diluted Funds from Operations	$333,538	174,795	$299,930	173,609
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	33,687	17,662	29,393	17,011
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	$299,851	157,133	$270,537	156,598
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.90% and 90.20% for the three months ended September 30, 2022 and 2021, respectively.
BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$403,578	$122,014
Add:
Noncontrolling interests in property partnerships	18,801	18,971
Net income	422,379	140,985
Add:
Depreciation and amortization	188,969	177,677
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,706)	(16,773)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	21,485	17,803
Corporate-related depreciation and amortization	(431)	(443)
Less:
Gains on sales of real estate	262,357	348
Noncontrolling interests in property partnerships	18,801	18,971
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$333,538	$299,930
Weighted average shares outstanding—basic	174,416	173,194
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2019 MYLTIP Units).

Reconciliation to Diluted Funds from Operations:

	Three months ended September 30,
	2022		2021
	Income (Numerator)	Shares/Units (Denominator)	Income (Numerator)	Shares/Units (Denominator)
	(in thousands)
Basic Funds from Operations	$333,538	174,416	$299,930	173,194
Effect of Dilutive Securities:
Stock based compensation	—	379	—	415
Diluted Funds from Operations	$333,538	174,795	$299,930	173,609
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
During the three months ended September 30, 2022, we paid approximately $60.1 million to fund client-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended September 30, 2022, we and our unconsolidated joint venture partners incurred approximately $100.3 million of new client-related obligations associated with approximately 1.0 million square feet of second generation leases, or approximately $99 per square foot. We signed approximately 429,900 square feet of first generation leases. The client-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the third quarter of 2022, we signed leases for approximately 1.4 million square feet of space and incurred aggregate client-related obligations of approximately $198.9 million, or approximately $137 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loan, net and our corresponding estimate of fair value as of September 30, 2022. As of September 30, 2022, approximately $12.8 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of September 30, 2022, the weighted-average interest rate on our variable rate debt was 3.40% per annum. The following table presents our aggregate debt obligations with corresponding weighted-average GAAP interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”

	2022	2023	2024	2025	2026	2027+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(1,208)	$(4,840)	$(4,840)	$(4,840)	$(4,840)	$3,291,725	$3,271,157	$2,788,779
GAAP Average Interest Rate	—%	—%	—%	—%	—%	3.42%	3.42%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$(2,690)	$489,402	$690,581	$841,850	$1,993,259	$5,479,312	$9,491,714	$8,261,816
GAAP Average Interest Rate	—%	3.28%	3.92%	3.35%	3.63%	3.33%	3.43%
Variable Rate	—	730,000	—	—	340,000	—	1,070,000	1,068,247
Total Debt	$(3,898)	$1,214,562	$685,741	$837,010	$2,328,419	$8,771,037	$13,832,871	$12,118,842

At September 30, 2022, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.32% per annum. At September 30, 2022, our outstanding variable rate debt based on LIBOR totaled approximately $340.0 million and our outstanding variable rate debt based on SOFR totaled $730.0 million. At September 30, 2022, the coupon/stated rate on our variable rate debt was approximately 3.40% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $2.7 million and $8.0 million for the three and nine months ended September 30, 2022, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
July 1, 2022 – July 31, 2022	1,346	(1)	$27.10	N/A	N/A
August 1, 2022 – August 31, 2022	873	(2)	$0.01	N/A	N/A
September 1, 2022 – September 30, 2022	4,731	(3)	$82.87	N/A	N/A
Total	6,950		$61.66	N/A	N/A
___________
(1)Includes 937 shares of restricted common stock of BXP repurchased in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares. Also includes 409 shares of BXP common stock surrendered by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
(2)Represents shares of restricted common stock of BXP repurchased in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
(3)Represents shares of BXP common stock surrendered by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2022, in connection with issuances of c issuances of restricted common stock to employees under the Boston Properties, Inc. 2021 Stock Incentive Plan and purchases of common stock under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of 8,754 common units to BXP in exchange for approximately $0.37 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
July 1, 2022 – July 31, 2022	3,001	(1)(3)	$12.29	N/A	N/A
August 1, 2022 – August 31, 2022	1,175	(2)(3)	$0.07	N/A	N/A
September 1, 2022 – September 30, 2022	4,731	(4)	$82.87	N/A	N/A
Total	8,907		$48.17	N/A	N/A
___________
(1)Includes 937 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of an employee’s employment with BXP and 1,655 LTIP units that were repurchased by BPLP in connection with the termination of certain employees’ employment with BXP. Also includes 409 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
(2)Includes 873 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of an employee’s employment with BXP and 302 LTIP units that were repurchased by BPLP in connection with the termination of certain employees’ employment with BXP.
(3)Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreements, the shares were repurchased at a price of $0.01 per share and the LTIP units were repurchased at a price of $0.25 per unit, which were the amounts originally paid by the employees for the shares and units.
(4)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by an employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
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

BOSTON PROPERTIES, INC.

November 4, 2022	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 4, 2022	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)