Form 10-K
period 2022-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2023-02-27
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Boston Properties, Inc. ☒ Boston Properties Limited Partnership ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Boston Properties, Inc. ☐  Boston Properties Limited Partnership ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Boston Properties, Inc. ☐  Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Boston Properties, Inc.:    Yes  ☐   No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the 156,405,989 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $13,917,004,905 based upon the last reported sale price of $88.98 per share on the New York Stock Exchange on June 30, 2022. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.).
As of February 21, 2023, there were 156,822,702 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 23, 2023 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2022.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2022 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of December 31, 2022, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
The Company believes it is important to understand the few differences between BXP and BPLP in the context of how BXP and BPLP operate as a consolidated company. The financial results of BPLP are consolidated into the financial statements of BXP. BXP does not have any other significant assets, liabilities or operations, other than its investment in BPLP, nor does it have employees of its own. BPLP, not BXP, generally executes all significant business relationships other than transactions involving the securities of BXP. BPLP holds substantially all of the assets of BXP, including ownership interests in subsidiaries and joint ventures. BPLP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity issuances by BXP, which are contributed to the capital of BPLP in exchange for common or preferred units of partnership in BPLP, as applicable, BPLP generates all remaining capital required by the Company’s business. These sources include working capital, net cash provided by operating activities, borrowings under its credit facilities, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties and interests in joint ventures.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $249.9 million, or 1.3% at December 31, 2022, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, the following items in this report present information separately for BXP and BPLP:
•Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;
•Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, includes information specific to each entity, where applicable;
•Item 8. Financial Statements and Supplementary Data which includes the following specific disclosures for BXP and BPLP:
• Note 2. Summary of Significant Accounting Policies;
• Note 3. Real Estate;
• Note 10. Stockholders’ Equity / Partners’ Capital;
• Note 11. Segment Information; and
• Note 12. Earnings Per Share / Common Unit;

• Item 15. Financial Statement Schedule—Schedule 3.

This report also includes separate Part II, Item 9A. Controls and Procedures, as well as separate Exhibit 23 consents of the independent registered public accounting firm and Exhibits 31 and 32 certifications for each of BXP and BPLP.

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
•Enhanced market and economic volatility due to adverse economic and geopolitical conditions, health crises or dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
•The outbreak of highly infectious or contagious diseases, such as COVID-19, could adversely impact or cause disruption to our financial condition, results of operations, cash flows and liquidity and those of our clients.
•Our success depends on key personnel whose continued service is not guaranteed.
•Our performance and value are subject to risks associated with our real estate assets and with the real estate industry, including, without limitation:
◦potential difficulties or delays renewing leases or re-leasing space;
◦potential adverse effects from major clients’ bankruptcies or insolvencies;
◦potential sustained changes in client preferences and space utilization from full-time, collective in-person work environments to hybrid or remote work models, which could decrease overall demand for workplaces and cause market rental rates and property values to be negatively impacted;
◦potential delays in completion of development and redevelopment projects due to supply chain disruptions and labor shortages; and
◦potential increases in costs to maintain, renovate and develop our properties related to inflation.
•Our actual costs to develop properties may exceed our budgeted costs.
•Our use of joint ventures and participation in the Strategic Capital Program (“SCP”) may limit our control over and flexibility with jointly owned investments and other assets we may wish to acquire.
•We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.
•Increases in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to re-finance existing debt or sell assets on favorable terms or at all.
•Covenants in our debt agreements could adversely affect our financial condition.
•Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
•We face risks associated with climate change and severe weather events, as well as the regulatory efforts intended to reduce the effects of climate change.
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
•Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our clients.
This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements beginning on page 58.

PART I

Item 1. Business

General
BXP, a Delaware corporation, is a fully integrated, self-administered and self-managed REIT, and is one of the largest publicly-traded office REITs (based on total market capitalization as of December 31, 2022) in the United States that develops, owns and manages primarily premier workplaces. BXP was formed in 1997 to succeed the real estate development, redevelopment, acquisition, management, operating and leasing businesses associated with the predecessor company founded by Mortimer B. Zuckerman and Edward H. Linde in 1970.
Our properties are concentrated in six dynamic gateway markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. At December 31, 2022, we owned or had joint venture interests in a portfolio of 194 commercial real estate properties, aggregating approximately 54.1 million net rentable square feet of primarily premier workplaces, including 13 properties under construction/redevelopment totaling approximately 3.2 million net rentable square feet. As of December 31, 2022, our properties consisted of:
•173 office and life sciences properties (including 10 properties under construction/redevelopment);
•14 retail properties (including two properties under construction/redevelopment);
•six residential properties (including one property under construction); and
•one hotel.
We consider premier workplaces to be well-located buildings that are modern structures or have been modernized to compete with newer buildings and are professionally managed and maintained. As such, these properties attract creditworthy clients and command upper-tier rental rates. Our definition of premier workplaces may be different than those used by other companies.
We are a full-service real estate company, with substantial in-house expertise and resources in acquisitions, development, financing, capital markets, construction management, property management, marketing, leasing, accounting, risk management, tax and legal services. For this reason, we refer to our tenants as “clients” due to the many facets of our continuous engagements with them, which span beyond the usual tenant/landlord relationship. Throughout this Annual Report, we use the terms “tenant” and “client” interchangeably.
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
Our internet address is http://www.bxp.com. On our website, you can obtain free copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BXP’s and BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. “Boston Properties” is a registered trademark, BXP is a registered trademark, and the “bxp” logo is a registered trademark, in both cases, owned by BPLP.
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 21, 2023, the owner of approximately 89.4% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP and (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP (“LTIP Units”), for which all performance conditions have been satisfied for such conversion. We exclude from (1) and (2) above other LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards in

2021 or later (“MYLTIP Awards”), which remain subject to performance conditions. An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned.
Transactions During 2022
Acquisitions
On May 17, 2022, we completed the acquisition of Madison Centre in Seattle, Washington for a net purchase price, including transaction costs, of approximately $724.3 million. The acquisition was completed using the proceeds from BPLP’s $730.0 million unsecured term loan (See Note 7 to the Consolidated Financial Statements). Madison Centre is an approximately 755,000 net rentable square foot, 37-story, LEED-Platinum certified, premier workplace.
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
On April 19, 2021, we entered into an agreement to acquire 11251 Roger Bacon Drive in Reston, Virginia for an aggregate purchase price of approximately $5.6 million. On April 7, 2022, we executed an agreement to assign our right to acquire 11251 Roger Bacon Drive to a third party for an assignment fee of approximately $6.9 million. Net cash proceeds totaled approximately $6.6 million and are reflected as Other income - assignment fee in our Consolidated Statements of Operations. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres.
On June 15, 2022, we completed the sale of our suburban Virginia 95 Office Park properties located in Springfield, Virginia for an aggregate gross sale price of $127.5 million. Net cash proceeds totaled approximately $121.9 million, resulting in a gain on sale of real estate totaling approximately $96.2 million for BXP and approximately $99.5 million for BPLP. Virginia 95 Office Park consists of eleven office/flex properties aggregating approximately 733,000 net rentable square feet.
On August 30, 2022, we completed the sale of 601 Massachusetts Avenue located in Washington, DC for a gross sale price of $531.0 million. Net cash proceeds totaled approximately $512.3 million, resulting in a gain on sale of real estate of approximately $237.4 million for BXP and approximately $237.5 million for BPLP. 601 Massachusetts Avenue is an approximately 479,000 net rentable square foot premier workplace.
On September 15, 2022, we completed the sale of two parcels of land located in Loudoun County, Virginia for an aggregate gross sale price of $27.0 million. Net cash proceeds totaled approximately $25.6 million, resulting in a gain on sale of real estate totaling approximately $24.4 million for BXP and BPLP.
On November 8, 2022, we completed the sale of the residential component of The Avant at Reston Town Center, located in Reston, Virginia, for a gross sale price of $141.0 million. Net cash proceeds totaled approximately $139.6 million, resulting in a gain on sale of real estate of approximately $55.6 million for BXP and BPLP. The Avant at Reston Town Center is a 15-story, 359-unit, luxury multifamily building consisting of approximately 329,000 net rentable square feet, excluding retail space. We retained ownership of the approximately 26,000 square foot ground-level retail space.

Developments/Redevelopments
As of December 31, 2022, we had 13 properties under construction/redevelopment, which we expect will total approximately 3.2 million net rentable square feet. We estimate our share of the total investment to complete these projects, in the aggregate, is approximately $1.9 billion, of which approximately $729.1 million remains to be invested as of December 31, 2022. The total development pipeline, inclusive of both office and laboratory/life sciences developments, but excluding View Boston at The Prudential Center and Reston Next Residential, is 37% pre-leased as of February 21, 2023. For a detailed list of the properties under construction/redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On April 27, 2022, we entered into a 15-year lease agreement with AstraZeneca for approximately 566,000 net rentable square feet at our 290 Binney Street future development project. 290 Binney Street is part of the initial phase of a future life sciences development project located in the heart of Kendall Square in Cambridge, Massachusetts. The full project is expected to consist of two buildings aggregating approximately 1.1 million rentable square feet of life sciences space and an approximately 400,000 square foot residential building (See Note 16 to the Consolidated Financial Statements).
On April 29, 2022, we partially placed in-service 2100 Pennsylvania Avenue, a premier workplace project with approximately 480,000 net rentable square feet located in Washington, DC.
On May 13, 2022, we commenced the development of Reston Next Office Phase II, a premier workplace project located in Reston, Virginia. When completed, the building will consist of approximately 90,000 net rentable square feet.
On June 29, 2022, we completed and fully placed in-service 325 Main Street, a premier workplace project with approximately 414,000 net rentable square feet located in Cambridge, Massachusetts.
On July 1, 2022, we commenced the redevelopment of 140 Kendrick Street, a premier workplace that consists of three buildings aggregating approximately 388,000 net rentable square feet located in Needham, Massachusetts. The redevelopment is a repositioning of one building consisting of approximately 90,000 net rentable square feet into a net zero, carbon neutral premier workplace building, as defined by the LEED Zero Carbon Certification. When completed, the building will consist of approximately 104,000 net rentable square feet.
On September 8, 2022, we terminated our existing lease agreement with our client at 300 Binney Street to facilitate the conversion and expansion of the property. 300 Binney Street is a premier workplace with approximately 195,000 net rentable square feet at Kendall Center in Cambridge, Massachusetts that will be redeveloped into approximately 240,000 net rentable square feet of laboratory/life sciences space (See Note 16 to the Consolidated Financial Statements).
On September 12, 2022, we commenced the redevelopment of 760 Boylston Street, a retail project at the Prudential Center located in Boston, Massachusetts. The redevelopment is a modernization of the space consisting of approximately 118,000 net rentable square feet.
On October 19, 2022, we completed and fully placed in-service Reston Next, a premier workplace project consisting of two buildings with an aggregate of approximately 1.1 million net rentable square feet, located in Reston, Virginia.
On November 30, 2022, we commenced the redevelopment of 105 Carnegie Center, located in Princeton, New Jersey. The redevelopment is a repositioning of the property. 105 Carnegie Center consisted of approximately 70,000 net rentable square feet of office space. When completed, the building will consist of approximately 73,000 net rentable square feet of laboratory/life sciences space.
On December 1, 2022, we removed 2096 Gaither Road from our in-service portfolio following the expiration of the last leases on November 30, 2022. 2096 Gaither Road consisted of approximately 50,000 net rentable square feet of office space in our Shady Grove Innovation District, located in Rockville, Maryland. We anticipate we will redevelop or convert 2096 Gaither Road to support lab or life sciences-related uses.
On December 23, 2022, we completed and fully placed in-service 880 Winter Street, an approximately 244,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.

Ground Lease
On July 29, 2020, we entered into a 99-year ground lease with a third-party hotel developer for land at our Reston Next property located in Reston Virginia, which will support the development of a 267-room, approximately 241,000 square foot hotel property. The lease commenced on October 21, 2020 and was subject to termination rights, which we were not reasonably certain would not be exercised. As such, we accounted for the ground lease as an operating lease. On December 19, 2022, we amended the ground lease which included the elimination of the termination rights. As a result, this lease was reclassified as a sales-type lease. We recorded a sales-type lease receivable of approximately $13.0 million, which includes an unguaranteed residual asset of approximately $17,000. In addition, we recorded a gain on sales-type lease of approximately $10.1 million associated with the derecognition of the asset. We did not recognize any interest income during the year ended December 31, 2022.
Unsecured Debt
On May 17, 2022, BPLP entered into an unsecured credit agreement (the “2022 Unsecured Term Loan”) providing for a single borrowing of up to $730.0 million. The 2022 Unsecured Term Loan matures on May 16, 2023.
On May 17, 2022, BPLP exercised its option to draw $730.0 million under the 2022 Unsecured Term Loan (See Notes 3 and 7 to the Consolidated Financial Statements). As of December 31, 2022, the 2022 Unsecured Term Loan bears interest at a variable rate equal to term the Secured Overnight Financing Rate (“SOFR”) plus 0.95% per annum based on BPLP’s credit rating at December 31, 2022. At December 31, 2022, BPLP had $730.0 million outstanding under the 2022 Unsecured Term Loan (See Note 16 to the Consolidated Financial Statements).
On November 17, 2022, BPLP completed a public offering of $750.0 million in aggregate principal amount of its 6.750% unsecured senior notes due 2027. The notes were priced at 99.941% of the principal amount to yield an effective rate (including financing fees) of approximately 6.924% per annum to maturity. The notes will mature on December 1, 2027, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $743.5 million after deducting underwriting discounts and transaction expenses.
Equity Transactions
During the year ended December 31, 2022, BXP acquired an aggregate of 182,929 common units of limited partnership interest, including 78,249 common units issued upon the conversion of LTIP Units, 2012 outperformance plan awards (“2012 OPP Units”) and 2013 - 2022 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
Investments in Unconsolidated Joint Ventures
On January 18, 2022, a joint venture in which we own a 50% interest commenced the redevelopment of 651 Gateway located in South San Francisco, California. 651 Gateway is a premier workplace that is being converted to approximately 327,000 net rentable square feet of life sciences space.
On February 2, 2022, a joint venture in which we own a 55% interest commenced the development of the first phase of Platform 16, a premier workplace project located in San Jose, California, that is expected to contain approximately 1.1 million net rentable square feet upon completion. The first phase of the development projects includes the construction of an approximately 390,000 net rentable square foot premier workplace building and a below-grade parking garage.
On March 28, 2022, a joint venture in which we own a 20% interest refinanced with a new lender the debt secured by its Metropolitan Square property located in Washington, DC. At the time of the refinancing, the loan had an outstanding balance of approximately $294.1 million, bore interest at a variable rate equal to (1) the greater of (x) London Interbank Offered Rate (“LIBOR”) or (y) 0.65%, plus (2) 4.75% per annum and was scheduled to mature on July 7, 2022, with two, one-year extension options, subject to certain conditions. There was no prepayment penalty associated with the prepayment of the previous mortgage loan. The joint venture recognized a loss from early extinguishment of debt totaling approximately $1.3 million due to the write-off of unamortized deferred financing costs. In conjunction with the refinancing, the joint venture settled its interest rate cap agreement, entered into in 2020, to limit its exposure to increases in the LIBOR rate. The new mortgage and mezzanine loans have an aggregate principal balance of $420.0 million, bear interest at a weighted average variable rate equal to SOFR plus 2.75% per annum and mature on April 9, 2024, with three, one-year extension options, subject to certain conditions.

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
On April 18, 2022, a joint venture in which we own a 50% interest extended the maturity date of the construction loan collateralized by its Hub50House property to June 19, 2022. At the time of the extension, the loan had an outstanding balance of approximately $176.5 million, bore interest at a variable rate equal to LIBOR plus 2.00% per annum and was scheduled to mature on April 19, 2022. On June 17, 2022, the joint venture repaid the existing construction loan and obtained a new mortgage loan. The new mortgage loan has a principal balance of $185.0 million, bears interest at a variable rate equal to SOFR plus 1.35% per annum and matures on June 17, 2032. At closing, the joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts. In conjunction with the new mortgage loan, the joint venture paid off the existing construction loan. At the time of the payoff of the construction loan, the outstanding balance of the loan totaled approximately $176.7 million. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $6.8 million, of which our share totaled approximately $3.4 million. Hub50House is a residential property that consists of approximately 320,000 net rentable square feet and 440 residential units located in Boston, Massachusetts.
On May 13, 2022, we entered into a joint venture with a third party to own, operate and develop Reston Next Residential located in Reston, Virginia. Reston Next Residential is expected to consist of 508 residential rental units upon completion. We contributed approximately $11.3 million of improvements at closing and will contribute cash totaling approximately $3.5 million post-closing for our 20% ownership interest in the joint venture. The partner contributed approximately $0.5 million of cash at closing and will contribute cash totaling approximately $58.7 million in the future for its 80% ownership interest in the joint venture. As a result of the partner’s deferred contribution, as of the acquisition date, we owned an approximately 96% interest in the joint venture. On May 13, 2022, the joint venture commenced development and entered into a construction loan collateralized by the property. The construction loan has a principal amount of up to $140.0 million, bears interest at a variable rate equal to SOFR plus 2.00% per annum and matures on May 13, 2026, with two, one-year extension options, subject to certain conditions.
On June 16, 2022, we entered into a joint venture with a third party to own, operate and develop 751 Gateway, a laboratory building located in South San Francisco, California, that is expected to be approximately 231,000 net rentable square feet upon completion. 751 Gateway was previously part of our Gateway Commons joint venture. We contributed assets with an agreed upon value aggregating approximately $53.9 million and cash totaling approximately $2.6 million for our 49% ownership interest in the joint venture. The partner contributed assets with an agreed upon value aggregating approximately $53.9 million and cash totaling approximately $4.9 million for its 51% ownership interest in the joint venture.
On August 8, 2022, a joint venture in which we own a 50% interest modified the construction loan collateralized by its Dock 72 property located in Brooklyn, New York. At the time of the modification, the loan had an outstanding balance totaling approximately $198.4 million, a total commitment amount of $250.0 million, bore interest at a variable rate equal to LIBOR plus 3.35% per annum, and was scheduled to mature on December 18, 2023. The modified construction loan bore interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25% plus (2) 3.10% per annum, had a total commitment amount of approximately $198.4 million, and continued to mature on December 18, 2023. On December 22, 2022, the joint venture further modified the construction loan. The further modified construction loan bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25% plus (2) 2.50% per annum, has a total commitment amount of approximately $198.4 million, and matures on December 18, 2025. During December 2022, we recognized a non-cash impairment charge totaling approximately $50.7 million, which represented the other-than temporary decline in the fair value below the carrying value of our investment in the unconsolidated joint venture that owns Dock 72. We assessed the impairment and concluded that it was other than temporary. Dock 72 is a premier workplace with approximately 669,000 net rentable square feet.
On September 9, 2022, a joint venture in which we own an approximate 33.67% interest modified the mortgage loan collateralized by its Safeco Plaza property located in Seattle, Washington. At the time of the modification, the loan had an outstanding balance of approximately $250.0 million, bore interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum, and was scheduled to mature on September 1, 2026. The modified mortgage loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum and continues to mature on September 1, 2026. In conjunction with the loan modification, the joint venture entered into an interest rate cap agreement that capped SOFR at 2.50% per annum on a notional amount of $250.0 million through September 1, 2023. Safeco Plaza is a premier workplace with approximately 765,000 net rentable square feet.
On November 17, 2022, we acquired a 26.69% interest in the joint venture that owns 200 Fifth Avenue located in New York, New York, for a gross purchase price of approximately $280.2 million, which included $120.1 million of cash and our pro rata share of the outstanding loan secured by the property of $160.1 million. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.30% per annum and matures on November 24, 2028. The joint venture has interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. 200 Fifth Avenue is a 14-story, approximately 855,000 square-foot, LEED Gold certified, premier workplace located in the Midtown South submarket.
On December 7, 2022, a joint venture in which we own a 50% interest modified the mortgage loan collateralized by its Market Square North property located in Washington, DC. At the time of the modification the loan had an outstanding balance of approximately $125.0 million, bore interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.30% per annum, and was scheduled to mature on November 10, 2025, with one, one-year extension option, subject to certain conditions. The modified mortgage loan bears interest at a variable rate equal to the greater of (1) the sum of (x) the “benchmark rate”, (y) 2.30% and (z) the adjustment applicable to such “benchmark rate” (approximately 0.11% for Term SOFR), or (2) 2.80%. For the period December 7, 2022 through March 9, 2023, the “benchmark rate” means LIBOR, and for the period after March 10, 2023, through the maturity date, Term SOFR. The modified mortgage loan continues to mature on November 10, 2025, with a one-year extension option, subject to certain conditions. Market Square North is a premier workplace with approximately 418,000 net rentable square feet located in Washington, DC.
On December 23, 2022, a joint venture in which we own a 50% interest modified the construction loan collateralized by its The Hub on Causeway – Podium property located in Boston, Massachusetts. At the time of the modification, the loan had an outstanding balance of approximately $174.3 million, bore interest at a variable rate equal to LIBOR plus 2.25% per annum, and was scheduled to mature on September 6, 2023. The modified construction loan continues to bear interest at a variable rate equal to LIBOR plus 2.25% per annum for the period from December 23, 2022 through April 30, 2023. For the period from May 1, 2023 through the maturity date, the construction loan bears interest at a variable rate equal to Term SOFR plus 2.35% per annum. The modified construction loan continues to mature on September 6, 2023. The Hub on Causeway – Podium is a premier workplace with approximately 380,000 net rentable square feet located in Boston, Massachusetts.
On December 23, 2022, a joint venture in which we own a 50% interest modified the construction loan collateralized by its 100 Causeway Street property located in Boston, Massachusetts. At the time of the modification, the loan had an outstanding balance of approximately $337.6 million, bore interest at a variable rate equal to LIBOR plus 1.50% per annum, and was scheduled to mature on September 5, 2023, with two, one-year extension options, subject to certain conditions. The modified construction loan continues to bear interest at a variable rate equal to LIBOR plus 1.50% per annum for the period from December 23, 2022 through April 30, 2023. For the period from May 1, 2023 through the maturity date, the construction loan will bear interest at a variable rate equal to Term SOFR plus 1.60% per annum. The modified construction loan continues to mature on September 5, 2023, with two, one-year extension options, subject to certain conditions. 100 Causeway Street is a premier workplace with approximately 630,000 net rentable square feet located in Boston, Massachusetts.
Stock Option and Incentive Plan
On February 1, 2022, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2022 MYLTIP”) as a performance-based component of our overall compensation program. Under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718 “Compensation - Stock Compensation,” the 2022 MYLTIP has an aggregate value of approximately $17.3 million, which amount will generally be amortized into earnings under the graded vesting method (See Note 14 to the Consolidated Financial Statements).
On February 4, 2022, the measurement period for our 2019 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.

Business and Growth Strategies
Business Strategies
Our primary business objective is to maximize return on investment to provide our investors with the greatest possible total return in all points of the economic cycle. Our strategies to achieve this objective are:
•to target a few carefully selected dynamic gateway markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC—and to be one of the leading, if not the leading, developers, owners and managers in each of those markets with a full-service office in each market providing property management, leasing, development, construction and legal expertise. We select markets and submarkets with a diverse economic base and a deep pool of prospective clients in various industries and where clients have demonstrated a preference for premier workplaces and other facilities. Additionally, our markets have historically been able to recruit new talent to them and as such created job growth that results in growth in rental rates and occupancy over time. We have explored, and may continue to explore for future investment, select domestic and international markets that exhibit these same traits;
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
•to own and develop high-quality real estate designed to meet the demands of today’s clients who require sophisticated telecommunications and related infrastructure, support services, sustainable features and amenities, including those amenities that enrich in-person experiences and support a hybrid work environment, and to manage those facilities so as to become the landlord of choice for both existing and prospective clients;
•to opportunistically acquire assets that increase our market share in the markets in which we have chosen to concentrate, as well as potential new markets, which exhibit an opportunity to improve returns through repositioning (through a combination of capital improvements and shift in marketing strategy), changes in management focus and leasing;
•to explore joint venture opportunities with (1) existing property owners located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital and (2) expand our SCP, leveraging our skills as developers, owners and managers of premier workplaces and mixed-use complexes;
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
Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth, utilization of our SCP and our balance sheet position us to continue to selectively develop a range of premier workplaces, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and life sciences space, within budget and on schedule. We believe we are also well-positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 16.9 million additional square feet of new development (see Note 16 to the Consolidated Financial Statements);
•our reputation gained through 53 years of successful operations and the stability and strength of our existing portfolio of properties;
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
Opportunities to execute our external growth strategy fall into three categories:
•Development in selected submarkets. We believe the selected development of well-positioned premier workplaces, including office, life sciences, residential buildings and mixed-use complexes may be justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 53-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land with development potential.
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
•Acquisition of assets and portfolios of assets from institutions or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We are also able to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or BXP’s common stock may facilitate these types of acquisitions on a tax-efficient basis. Existing promulgated Treasury regulations may limit the tax benefits previously available to sellers in some variations of these transactions.
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
Internal Growth Strategies
We believe that opportunities will exist to increase cash flow from our existing properties through an increase in occupancy and rental rates because they are of high quality and in desirable locations. Additionally, our markets have diversified economies that have historically experienced job growth and increased use of office space, resulting in growth in rental rates and occupancy over time. Our strategy for maximizing the benefits from these opportunities is three-fold: (1) to provide high-quality property management services using our employees in order to encourage clients to renew, expand and relocate in our properties, (2) to achieve speed and transaction cost efficiency in replacing departing clients through the use of in-house services for marketing, lease negotiation and construction of tenant and capital improvements and (3) to work with new or existing clients with space expansion or contraction needs, leveraging our expertise and clustering of assets to maximize the cash flow from our assets. We expect to continue our internal growth as a result of our ability to:
•Cultivate existing submarkets and long-term relationships with credit clients. In choosing locations for our properties, we have paid particular attention to transportation and commuting patterns, physical environment, adjacency to established business centers and amenities, proximity to sources of business growth and other local factors.
The weighted-average lease term of our in-place leases based on square feet, including leases signed by our unconsolidated joint ventures, was approximately 7.9 years at December 31, 2022, and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable clients. Based on leases in place at December 31, 2022, leases with respect to approximately 5.1% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2023.
•Directly manage our office properties to maximize the potential for client retention. We provide property management services ourselves, rather than contracting for this service, to maintain awareness of and responsiveness to client needs. We and our properties also benefit from cost efficiencies produced by an experienced work force attentive to preventive maintenance and energy management and from our continuing programs to assure that our property management personnel at all levels remain aware of their important role in client relations. In addition, we reinvest in our properties by adding new services and amenities that are desirable to our clients.
•Replace clients quickly at best available market terms and lowest possible transaction costs. We believe that we are well-positioned to attract new clients and achieve relatively high rental and occupancy rates as a result of our well-located, well-designed and well-maintained properties, our reputation for high-quality building services and responsiveness to clients, and our ability to offer expansion and relocation alternatives within our submarkets.
•Extend terms of existing leases to existing clients prior to expiration. We have also successfully structured early client renewals, which have reduced the cost associated with lease downtime while securing the tenancy of our highest quality credit-worthy clients on a long-term basis and enhancing relationships.
•Re-development of existing assets. We believe the select re-development of assets within our portfolio, where through the ability to increase the building size and/or to increase cash flow and generate appropriate returns on incremental investment after consideration of the asset’s current and future cash flows, may be desirable. This generally occurs in situations in which we are able to increase the building’s size, improve building systems, including conversion to higher yielding life sciences uses, and sustainability features, and/or add client amenities, thereby increasing client demand, generating acceptable returns on incremental investment and enhancing the long-term value of the property and the company. In the past, we have been particularly successful at gaining local government approval for increased density at several of our assets, providing the opportunity to enhance value at a particular location. Our strong regional relationships and recognized re-development expertise have enabled us to capitalize on unique build-to-suit opportunities. We intend to seek and expect to continue to be presented with such opportunities in the near term allowing us to earn attractive returns on these development opportunities through multiple business cycles.
Environmental, Social and Governance (ESG)
Our Strategy
We actively work to promote our growth and operations in a sustainable and responsible manner across our six regions. The BXP ESG strategy is to conduct our business, the development, ownership and operation of new and existing buildings, in a manner that contributes to positive economic, social and environmental outcomes for our clients, shareholders, employees and the communities we serve. Our investment philosophy is shaped by our core strategy of long-term ownership and our commitment to our communities and the centers of commerce and civic life that make them thrive. We are focused on developing and maintaining healthy, high-performance buildings, while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste, greenhouse gas (“GHG”) emissions and climate change. Positive social impact is also of great importance to BXP and our employees, which is exhibited by our commitments to charitable giving, volunteerism, public realm investments and promoting diversity, equity and inclusion in the workplace and our communities. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and broader society while mutually benefiting our stakeholders.
ESG Leadership
We continue to address the needs of our stakeholders by making efforts to maintain and improve our ESG performance across three pillars: climate action, climate resilience and social good. BXP is a widely recognized industry leader in ESG. 2022 ESG highlights include:
•BXP ranked among the top real estate companies in the GRESB assessment, earning a seventh consecutive 5-Star rating. 2022 was the eleventh consecutive year that BXP earned the GRESB “Green Star” designation
•BXP’s MSCI rating improved from an A to AA, and CDP score improved from C to B
•BXP was named to Newsweek’s List of America’s Most Responsible Companies in 2023 for the third consecutive year. BXP ranked first in the Real Estate & Housing industry with an increased ranking of 29th overall out of the 500 companies and received the third highest environmental score
•BXP was named to the Dow Jones Sustainability Index (DJSI) North America for the second consecutive year. BXP was one of eight real estate companies that qualified and the only office REIT in the index, scoring in the 95th percentile of the real estate companies assessed for inclusion
•BXP was recognized by Commercial Property Executive for having the “Best ESG Program”
•BXP was the recipient of Nareit’s prestigious Leader in the Light Award
•BXP was named an ENERGY STAR Partner of the Year – Sustained Excellence Award Winner
•BXP was recognized as an inaugural Platinum Level Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy
Our leadership position is due, in part, to our establishment of environmental goals, the periodic reporting of progress towards our goals and the achievement of these goals. We have publicly adopted energy, emissions, water and waste goals that establish reduction targets aligned with the United Nations Sustainable Development Goals. As of the end of 2021, the combined impacts of efficiency measures, renewable energy and reduced physical occupancy due to the COVID-19 pandemic resulted in a 41% decrease in energy use intensity and over 70% reduction in Scope 1 and Scope 2 GHG emissions intensity below a 2008 base year. We have also aligned our emissions reduction targets with climate science and in 2020 became the first North American office REIT to establish an emissions reduction target ambition in line with a 1.5°C trajectory, the most ambitious designation available at the time of submission under the Science Based Targets initiative. In April 2021, we affirmed our commitment to achieving carbon-neutral operations (for direct and indirect Scope 1 and Scope 2 GHG emissions) by 2025 from our occupied and actively managed buildings where we have operational control.

We are focused on developing, owning and operating healthy and high-performance buildings. BXP is a corporate member of the U.S. Green Building Council® (“USGBC”) and has a long history of green buildings under USGBC’s Leadership in Energy and Environmental Design™ (LEED®) rating system. As of December 31, 2022, we have LEED-certified 33.5 million square feet of our total in-service portfolio, of which 94% is certified at the highest Gold and Platinum levels. In 2018, we announced a partnership with a leading healthy building certification system, Fitwel, to support healthy building design and operational practices across our portfolio, becoming a Fitwel Champion. We completed our Fitwel Champion commitments and have added 23.8 million square feet of Fitwel certified buildings across our total in-service portfolio since 2018. In response to the COVID-19 pandemic, we completed the Fitwel Viral Response Module Enterprise and Asset-level Certification at all actively managed buildings.
Sustainability Accounting Standards Board (“SASB”) Disclosures
The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposed sustainability accounting metrics designed for disclosure in mandatory filings, such as the Annual Report on Form 10-K, and serves as the framework against which we have aligned our disclosures for sustainability information. The recommended energy and water management activity metrics for the real estate industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); percentage of the eligible portfolio that is certified ENERGY STAR® (“ENERGY STAR certified”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). Our energy and water data is collected from utility bills and submeters and is assured by an independent, third party assurance expert, which includes all SASB 2021 energy and water metrics. For more information on the independent, third-party assurance expert and the methodology used to assure the data, refer to “Reporting” below. During the 2021 calendar year, 46 buildings representing 43% of our eligible portfolio were ENERGY STAR certified. A licensed professional has verified all ENERGY STAR applications.
The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2021 for which data were available on occupied and actively managed buildings where we had operational control.1,2,3,4,5,6
_______________
(1)Full 2022 calendar year energy and water data will not be available and assured by a third party until March 31, 2023. Therefore, 2021 is the most recent year for which complete and third-party assured energy and water data is available.
(2)The charts reflect the performance of our occupied and actively managed portfolio in Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. We define “occupied buildings” as those with no more than 50% vacancy. Actively managed buildings are those where we have operational control of building system performance and investment decisions. At the end of the 2021 calendar year, our occupied and actively managed portfolio included 116 buildings totaling 44.8 million gross square feet, which accounted for approximately 85% of BXP’s total in-service portfolio by area.
(3)Floor area is considered to have complete energy consumption data coverage when we obtain energy consumption data (i.e., energy types and amounts consumed) for all types of energy consumed in the relevant floor area during the calendar year, regardless of when such data was obtained.
(4)The scope of energy includes energy purchased from sources external to us and our clients or produced by us or our clients and energy from all sources, including fuel, gas, electricity and steam. Energy use intensity (kBtu/SF) has been weather normalized.

(5)Water sources include surface water (including water from wetlands, rivers, lakes and oceans), groundwater, rainwater collected directly and stored by BXP, municipal water supplies or supply from other water utilities.
(6)2020 and 2021 data reflect the combined impacts of efficiency measures, renewable energy and reduced physical occupancy due to the COVID-19 pandemic.
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
➢    Governance
As a vertically integrated, full-service real estate company, we are engaged in addressing climate-related issues at all levels of our organization. Management’s role in overseeing, assessing and managing climate-related risks, opportunities and initiatives is spread across multiple teams throughout our organization, including our Board of Directors, executive leadership and our Sustainability, Risk Management, Development, Construction and Property Management Departments. BXP has a dedicated team of sustainability professionals focused on ESG issues that coordinate and collaborate across corporate and regional teams to advance environmental sustainability issues and initiatives. Our Board of Directors has established a board-level Sustainability Committee to, among other things, increase Board oversight over environmental and sustainability issues, including climate-related risks and opportunities. The Board delegated to the Sustainability Committee its responsibility to oversee BXP’s sustainability program, which includes monitoring and addressing, as needed, environmental-, sustainability- and climate-related risks.
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
We continue to proactively assess the potential risks that may impact the properties in our portfolio, gather information and monitor the evolving regulatory landscape related to climate change. Our process for assessing climate-related risks and their implications on our properties and business includes a climate change scenario analyses that was conducted in 2021 on our portfolio assets. In particular, we engaged Moody’s ESG Solutions (formerly branded as Four Twenty Seven Application), an independent provider of science-driven insights and analytics on climate risk, for its climate risk scoring to evaluate the forward-looking physical climate risk exposure of our entire portfolio. The scenario analysis and physical risk scoring was based on an RCP 8.5 emissions scenario, which is a worst-case, high emissions scenario, under a time horizon up to 2040. The scenario analysis included all in-service assets owned by BXP and included climate events such as hurricane, wildfire, heat, water stress, flooding and sea-level rise. We are also using Moody’s ESG Solutions data to identify potential risks during the new acquisition diligence process. The analysis of our portfolio yielded no material findings.
We consider climate-related risks and opportunities in the context of the following time horizons: short-term (1-2 years), medium-term (3-10 years) and long-term (>10 years). Based on the foregoing process for evaluating climate-related risks, including the scenario analysis, we have identified (1) the following potential physical and transition risks associated with climate change that could impact our portfolio in the future across the stated time horizons and (2) our climate-related opportunities. We will continue to analyze the results of the Moody’s ESG Solutions analysis and the following risks and opportunities to understand our potential exposure and inform our climate resilience strategy and future investments, which include climate-related risk mitigation and initiatives.

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
Compliance with green building codes, including electrification of heating systems, may increase development and operational costs.
Failure to meet sustainability needs (e.g., net-zero requirements) of clients and investors could result in lost business.
Additional growth, particularly in life sciences, may increase energy and emissions intensities.

Long-Term	Real estate taxes may increase to fund public projects to improve regional and neighborhood-scale resilience.
Time Period	Mitigation & Other Opportunities
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
We are preparing for long-term climate risk by considering climate change scenarios and expect that we will continue to assess climate change vulnerabilities resulting from potential future climate scenarios and sea-level rise. We will continue to evaluate existing plans and procedures and proactively implement practical, cost-effective resiliency measures and infrastructure enhancements, including:
•Business Continuity Plans
•Emergency Response and Life Safety Plans
•Emergency Evacuation Planning, Procedures and Drills
•Client Engagement and Coordination
•Life Safety Analysis
•Elevation of vault, switchgear and critical equipment during new development
•Waterproofing of subgrade infrastructure
•Floodable first floors
•Temporary flood barriers
•Backup generation, emergency lighting and fire pumps
•Onsite energy resources and distributed generation, storage and solar photovoltaic systems.
We are managing transition risks by benchmarking energy, carbon, water and waste performance at the asset level and are prioritizing interventions at underperforming assets. We develop, operate and maintain a large portfolio of buildings that are LEED, ENERGY STAR and/or Fitwel certified. As of December 31, 2022, 85% of our actively managed portfolio was certified under one or more of these frameworks. As a leader in green building, we will continue to make investments in building performance, energy efficiency and decarbonization.
Through our climate action efforts, we believe we can play a leading role in advancing the transition to a low-carbon economy and are taking action to decarbonize operations. GHG sources include the generated electricity and steam at offsite generation facilities, the onsite combustion of fuels (e.g., natural gas), and emissions associated with other business activities, including business travel and new development. We continue to explore and implement creative and cost-effective measures that reduce GHG emissions from our operations.
BXP became a proud signatory of the We Are Still In pledge after the U.S. withdrawal from the Paris Agreement and has aligned emissions reduction targets with climate science. The SBTi Target Validation Team has classified BXP’s emissions reduction target ambition and has determined that it is in line with a 1.5°C trajectory, the most ambitious designation available at the time of submission. We are committed to achieving carbon-neutral operations, or net-zero carbon dioxide equivalent emissions, which includes direct and indirect Scope 1 and Scope 2 GHG emission, by 2025 from our occupied and actively managed buildings where we have operational control.

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

➢ Metrics
We closely monitor energy consumption and associated GHG emissions and provide detailed accounting of ESG key performance indicators in our annual ESG reporting. As of the end of 2021, the combined impacts of efficiency measures, renewable energy and reduced physical occupancy due to the COVID-19 pandemic resulted in a 41% decrease in energy use intensity and an over 70% reduction in Scope 1 and Scope 2 GHG emissions intensity below a 2008 base year. BXP’s carbon-neutral commitment includes direct and indirect Scope 1 and Scope 2 emissions from our actively managed portfolio where we have operational control. Scope 1 and Scope 2 emissions include emissions associated with total landlord-controlled energy use. Scope 1 emissions include all emissions associated with the onsite combustion of fossil fuels for heating, hot water and standby generators. Scope 2 emissions include all emissions associated with the offsite generation of electricity and steam. As our business continues to grow, carbon reduction targets and the transparent disclosure of ESG metrics will remain a priority.

Reporting
A notable part of our commitment to sustainable development and operations is our commitment to transparent reporting of ESG performance indicators, as we recognize the importance of this information to investors, lenders and others in understanding how BXP assesses sustainability information and evaluates risks and opportunities. We publish an annual ESG report that is aligned with the Global Reporting Initiative (GRI) Framework, United Nations Sustainable Development Goals and the SASB Framework. BXP’s ESG Report includes our strategy, key performance indicators, annual like-for-like comparisons, and achievements. The report is available on our website at http://www.bxp.com under the heading “Commitment.” Our annual ESG reports, including all of our energy, water and emissions metrics included therein, are assured by an independent, third-party assurance expert. The assurance expert performs an independent verification for certain of our ESG performance indicators and issues an opinion, which is attached to each ESG report, that opines on each ESG report’s inclusiveness, materiality, sustainability context, completeness, and reliability.
We have been an active participant in the green bond market since 2018, which provides access to sustainability-focused investors interested in the positive environmental externalities of our business activities. Since 2018, BPLP has issued an aggregate of $4.3 billion of green bonds in five separate offerings. The terms of the green bonds have restrictions that limit our allocation of the net proceeds to “eligible green projects.” We publish Green Bond Allocation Reports disclosing the full or partial allocation, as applicable, of net proceeds from the green bond offerings to eligible green projects. We have published four Green Bond Allocation Reports that fully allocate more than $3.5 billion in net proceeds to eligible green projects. The Green Bond Allocation Reports are available on our website at http://www.bxp.com under the heading “Commitment.” We expect to publish a Green Bond Allocation Report to allocate net proceeds from our most recent November 2022 green bond offering in the fourth quarter of 2023.

Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, the information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.
Human Capital Management
Our culture supports and nurtures our employees. Our employees are a significant distinguishing factor that sets BXP apart. As of December 31, 2022, we had 675 non-union employees (we had 780 employees, inclusive of union employees). All data provided in this Human Capital Management section refers to BXP’s non-union employee workforce as the unions control primary aspects of the hiring process. Our operational and financial performance depends on their talents, energy, experience and well-being. Our ability to attract and retain talented people depends on a number of factors, including work environment, career development and professional training, compensation and benefits, and the health, safety and wellness of our employees. We have an established reputation for excellence and integrity and these core values are inherent in our culture and play a critical role in achieving our goals and overall success.
Diversity, Equity & Inclusion
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
BXP’s Diversity, Equity & Inclusion Council (the “DEI Council”) is an executive-sponsored, voluntary and employee-led committee unified by BXP’s mission to promote diversity, equity, inclusion and transparency as part of our organization’s culture, decision-making practices and business activities, while also providing a mechanism for positive impact in the communities in which we operate. Since its formation in 2020, the DEI Council has grown to over 33 Council members across our six regions, and each member contributes to the overall mission through leadership in one or more of the DEI Council’s three committees – the Recruiting & Development Committee, the Company Policies Committee and the Community Outreach Committee – and/or three employee resource groups (“ERGs”). Including ERG members, as of December 31, 2022, BXP’s DEI community consisted of 244 members, or 36% of BXP’s workforce.
The DEI Council in collaboration with BXP’s CEO, President and Human Resources Department annually identify actionable diversity goals and proposes initiatives to advance its mission. In 2022, the DEI Council’s focus areas were: (1) training and workforce education, (2) recruiting and onboarding, (3) employee engagement, (4) social responsibility, (5) transparency and communication and (6) governance. BXP’s notable achievements for 2022 include:
•Training & Workforce Education
◦Conducted a two-part training for DEI Council members to enhance DEI leadership skills
◦Continued cultural awareness education for the BXP workforce through interactive DEI event offerings, consistent communications with educational content regarding cultural holidays and awareness months and collaboration with property management teams to enhance visibility of important DEI dates and celebrations across BXP’s properties
•Recruiting & Onboarding
◦57% women and 39% ethnically diverse new hires in 2022
◦4.5% increase in ethnically diverse employees and 6.5% increase in ethnically diverse officers compared to the 2020 base year
◦2.0% increase in women employees and 9.0% increase in women officers compared to the 2020 base year
◦Launched partnerships with CareerSpring and Project Destined to further enhance BXP’s community involvement, BXP employees’ volunteerism, as well as expand BXP’s diverse candidate pools to include program alumni and young professionals

◦Contracted with recruiting firms with intentionality to include women- and/or minority-owned businesses or businesses with DEI programs, which represented, as of December 2022, approximately 50% of BXP’s contracted recruiting firms
•Employee Engagement
◦Launched three ERGs designed to connect employees who have similar backgrounds and shared experiences with the goal of working with BXP on diversity, equity and inclusion, bringing people together to share experiences and best practices, and ensuring that we are supporting each other across our communities
◦Participation rate across BXP for the ERGs’ inaugural year totaled approximately 25% of all employees
•Social Responsibility
◦Continued to facilitate relationships with minority-owned businesses to provide commercial real estate space
◦Conducted a comprehensive review of vendors identified as underrepresented business enterprises (“UBEs”) with the aim of increasing UBE usage by BXP resulting in a 34% year-over-year increase in UBE usage compared to 2021
◦Commenced a new depository relationship with a Black-owned bank and continued our partnership with a minority- and women-owned bank in our 2022 unsecured notes offering
◦Increased community involvement through, among other efforts, regional charitable contributions to DEI-associated initiatives in our regions
•Transparency & Communication
◦Dedicated a company-wide Town Hall discussion to BXP’s DEI initiatives, achievements and future programming led by the DEI Council’s co-chairs
◦Launched DEI Council page on BXP’s internal portal that provides DEI resources and announces future events, initiatives and other information
•Governance
◦Formalized charters and mission statements for the DEI Council and each ERG
◦Undertook a voluntary refreshment process of DEI Council members to ensure appropriate representation across backgrounds, experience and regions that resulted in a 55% increase in DEI Council membership since its formation

Diversity, Equity & Inclusion at BXP(1)

TOTAL WORKFORCE(2)(3)	MANAGER & ABOVE(2)(3)	BOARD OF DIRECTORS
 _______________
(1) As of December 31, 2022. We determine race and gender based on our employees' and directors’ self-identification.
(2) Represents percentages for all of our employees excluding union employees for which the unions control primary aspects of the hiring process; percentages do not include BXP’s non-employee directors.
(3) “Other” represents American Indian/Alaskan Native, Native Hawaiian or Other Pacific Islander, two or more races and those that did not self-identify.
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
We periodically conduct employee engagement surveys to monitor our employees’ satisfaction in different aspects of their employment, including company performance, leadership, communication, career development and benefits offerings. Past employee responsiveness to the engagement surveys has been consistently high and the results help inform us on matters that our employees view as key contributors to a positive work experience. Based on the most recent employee engagement survey conducted in 2022, with 96% responsiveness, the overall company-wide result was a “favorable” rating. The highest scoring statement on the survey with a 94% favorability score was “BXP conducts its business in accordance with the highest standards and ethical conduct.” We intend to continue to periodically evaluate employee engagement as needed on a meaningful basis.
Another indicator of the success of our efforts in the workplace is the long tenure of our employees, 35% of whom have worked at BXP for ten or more years. The average tenure of our employees is approximately 9.42 years and that of our officers is 17.65 years. In 2022, our voluntary workforce turnover rate was 15%.
Career Development & Training
We invest significant resources in our employees’ personal and professional growth and development and provide a wide range of tools and development opportunities that build and strengthen employees’ leadership and professional skills. These development opportunities include in-person and virtual training sessions, in-house learning opportunities, various management trainings, departmental conferences, executive townhalls and external programs. We foster an environment of growth and internal promotion and strive for a best-in-class candidate experience for our internal applicants. Open positions are posted, and employees are highly encouraged to apply for promotion within the organization. For 2022, 16% of our employees were promoted to elevated roles within our organization. Of the employees promoted, 50% were women and 29% were non-White.
Compensation & Benefits
We designed our compensation program with the goal of providing a balanced and effective way of ensuring internal equity and market competitiveness in our pay practices. We have coupled external, market-driven data with an equitable performance review assessment tool to strike the balance that best represents our compensation strategy and links pay to performance. On an annual basis, our Human Resources department evaluates market compensation ranges for each position to ensure we are appropriately compensating our top performers. We believe this total rewards program directly aligns with our compensation and benefits strategy.
Our employee benefit programs are designed to meet the needs of our diverse workforce, support our employees and their families by offering comprehensive and competitive programs that provide flexibility and choice in coverage, make available valuable resources to protect and enhance financial security and help balance work and personal life. Some of the benefits that we offer our employees include:
•health (including telehealth), dental and vision insurance,
•a 401(k) plan with a generous matching contribution,
•an employee stock purchase plan,
•health care and dependent care flexible spending accounts,
•income protection through our sick pay, salary continuation and long-term disability policies and life insurance,
•a scholarship program for the children of non-officer employees,
•a commuter subsidy to support the use of public transportation,
•tuition reimbursement,
•paid vacation, holiday, personal and volunteer days and paid parental leave to balance work and personal life,
•back-up child and elder care, and
•pet insurance.
Health, Safety & Wellness
As one of the largest publicly traded premier workplace REITs (based on total market capitalization as of December 31, 2022) in the United States, we are keenly aware of the influence of buildings on human health and its importance to our clients and employees. The health, safety and security of our employees, clients, contractors and others are our highest priority. In early 2020, we convened a Health Security Task Force and developed the BXP Health Security Plan, a comprehensive set of building operational measures, to address health and safety measures in our buildings during the COVID-19 pandemic. Some components of the Health Security Plan remained applicable and in place in 2022: we continued to focus on our indoor air quality initiative and installed new indoor air quality monitoring devices across approximately 40 buildings in 2022 that provide real-time indoor air quality data, maintained enhanced air filtration in buildings and continued to conduct air and water quality testing.
We believe the success of our employees is dependent upon their overall well-being, including their physical health, mental health, work-life balance and financial well-being. In addition to the benefits outlined above, we also offer our employees an Employee Wellness Program, an Employee Assistance Program and a Mental Health Well-Being Program. The Employee Wellness Program was established in 2016 to encourage employees to improve their health and well-being by offering a variety of activities and engaging content to meet individual wellness goals. Program participants receive a reduction in their health insurance deduction cost. The Employee Assistance Program includes services for childcare, eldercare, personal relationship information, financial planning assistance, stress management, mental illness and general wellness and self-help. BXP offers a premium mental health program that provides online resources and support for employees facing a wide variety of issues.

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
Investments in Real Estate Mortgages
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership. As of December 31, 2022, we had one note receivable outstanding, which was approximately $78.6 million.
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
Dispositions
We decide to dispose or partially dispose of properties based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that doing so is in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2022, we had one property that was subject to a tax protection agreement, which may limit our ability to dispose of the asset or require us to pay damages to the prior owner in the event of a taxable sale in violation of the agreement. The tax protection agreement expires on December 14, 2033, or earlier if certain conditions by the prior owner are met.
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
Owen D. Thomas currently serves as the Chairman of BXP’s Board of Directors and Kelly A. Ayotte serves as our Lead Independent Director. The Board of Directors of BXP also has Audit, Compensation, Nominating and Corporate Governance and Sustainability Committees. The membership of each of these committees is described below.

	Audit		Compensation		Nominating and Corporate Governance		Sustainability
Kelly A. Ayotte*
Bruce W. Duncan	X				X
Carol B. Einiger			X		X
Diane J. Hoskins					X		X	(1)
Mary E. Kipp	X						X
Joel I. Klein			X	(1)	X
Douglas T. Linde							X
Matthew J. Lustig					X	(1)	X
Owen D. Thomas (2)							X
David A. Twardock	X	(1)	X
William H. Walton III			X

*=Lead Independent Director, X=Committee member, (1)=Committee Chair, (2)=Chairman of BXP’s Board of Directors
BXP has the following corporate governance documents and procedures in place:
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

Competition
We compete in the leasing of premier workplace, retail and residential space with a considerable number of other real estate companies, some of which may have greater marketing and financial resources than are available to us. In addition, our hotel property competes for guests with other hotels, some of which may have greater marketing and financial resources than are available to us and to the manager of our one hotel, Marriott International, Inc.
Principal factors of competition in our primary business of owning, acquiring and developing premier workplaces are the quality of properties, leasing terms (including rent and other charges and allowances for tenant improvements), attractiveness and convenience of location, the quality and breadth of client services and amenities provided, and reputation as an owner and operator of premier workplaces in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends in the national and local economies, investment alternatives, financial condition and operating results of current and prospective clients, availability and cost of capital, construction and renovation costs, taxes, utilities, governmental regulations, legislation and population trends.
In addition, we currently have six residential properties (including one under construction) and may in the future decide to acquire or develop additional residential properties. As an owner, we will also face competition for prospective residents from other operators/owners whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because the scale of our residential portfolio is relatively small, we expect to continue to retain third parties to manage our residential properties.
Our Hotel Property
We operate our hotel property through a taxable REIT subsidiary. The taxable REIT subsidiary, a wholly-owned subsidiary of BPLP, is the lessee pursuant to a lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. The hotel lease is intended to provide the economic benefits of ownership of the underlying real estate to flow to us as rental income, while our taxable REIT subsidiary earns the profit or loss from operating the property as a hotel. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of the existing management agreements. Marriott has been engaged under a separate long-term incentive management agreement to operate and manage the hotel on behalf of the taxable REIT subsidiary.
Supplemental United States Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under “United States Federal Income Tax Considerations” in the prospectus dated May 22, 2020 contained in our Registration Statement on Form S-3 filed with the SEC on May 22, 2020 (such disclosure, the “Base Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Base Disclosure.
On December 29, 2022, the IRS promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. stockholders. The new Treasury Regulations provide guidance regarding qualified foreign pension funds and are largely consistent with the previously issued proposed Treasury Regulations.
Accordingly, the third and fourth sentences of the third paragraph under the heading “United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock—Taxation of Non-U.S. Stockholders—Dispositions of Stock” are hereby deleted and replaced with the following:
Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a non-U.S. stockholder for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.

Additionally, the following two paragraphs are added after the third paragraph under the heading “United States Federal Income Tax Considerations—Taxation of Stockholders and Potential Tax Consequences of Their Investment in Shares of Common Stock or Preferred Stock—Taxation of Non-U.S. Stockholders—Dispositions of Stock”:
Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of USRPIs or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the USRPI or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no USRPIs as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held USRPIs as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.
Treasury Regulations also provide that a foreign partnership, all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a non-U.S. stockholder for purposes of withholding under FIRPTA.
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
Substantially all of our revenue is derived from properties located in six markets: Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space and/or a reduction in rents. Because our portfolio consists primarily of premier workplace buildings (as compared to a more diversified real estate portfolio), a decrease in demand for workplaces in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market, we focus on leasing our properties to governmental agencies and contractors, as well as legal firms. A reduction in spending by the Federal Government could result in reduced demand for office space and adversely affect our results of operations. In addition, in our New York market, we have historically leased properties to financial, legal and other professional firms. A significant downturn in one or more of these sectors could adversely affect our results of operations.
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

Enhanced market and economic volatility due to adverse economic and geopolitical conditions, health crises or dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economic conditions in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, prolonged labor market challenges impacting the recruitment and retention of talent, continued inflation, high interest rates, and volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of the following, among other potential consequences:
•the financial condition of our clients may be adversely affected, which may result in client defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•significant job losses and/or a sustained shift away from collective in-person work environments or relocations away from the markets in which we operate may occur, which could decrease overall demand for workplaces in the regions in which we operate and cause market rental rates and property values to be negatively impacted;
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
The outbreak of highly infectious or contagious diseases, such as COVID-19, could adversely impact or cause disruption to our financial condition, results of operations, cash flows and liquidity and that of our clients.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. For example, there remains uncertainty regarding the degree to which the COVID-19 pandemic may continue to adversely impact our business, financial condition, results of operation, cash flows and liquidity, and that of our clients. These uncertainties include the emergence of new virus strains, availability of effective treatment, possible future governmental responses and the severity and duration of the indirect economic and social impacts of the COVID 19-pandemic, such as economic downturn, supply chain disruptions, labor market disruptions, inflation, increasing interest rates, dislocation and volatility in capital markets, job losses and potential longer-term changes in consumer and client behavior. These uncertainties make it impossible for us to predict with certainty the overall impact that COVID-19 will have on us and our clients prospectively. Factors related to COVID-19 that have had, or could have, a material adverse effect on our results of operations and financial condition, include:
•changes made by companies in response to the COVID-19 pandemic that could lead to a sustained shift away from collective in-person work environments or relocations away from the markets in which we operate, either of which could adversely affect the overall demand for workplaces in the regions in which we operate;

•reduced economic activity and/or supply chain disruptions or delays in delivery of products, services or other materials necessary for our clients that impact our clients’ businesses, financial condition or liquidity has caused, and may continue to cause, one or more of our clients to be unable to meet their obligations to us, including their ability to make timely rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy. Any one or more of the foregoing could:
•reduce our cash flows,
•adversely impact our ability to finance, refinance or sell a property,
•adversely impact our ability to continue paying distributions to our equityholders at current levels, or at all, and
•result in additional legal and other costs to enforce our rights, collect rent and/or re-lease the space occupied by the distressed client;
•the degree to which our clients’ businesses have been, and continue to be, negatively impacted has required, and may in the future require, us to write-off a client’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;
•new laws, governmental policies, and similar actions, including legal restrictions on prosecutions, could adversely impact public safety and thereby adversely affect (1) the desirability of clients to lease space in our properties or markets, and (2) businesses’ office re-population plans;
•the impact of COVID-19 could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in unconsolidated joint ventures, and any such impairment could have a material adverse effect on our results of operations in the periods in which the charge is taken;
•we may be unable to restructure or amend leases with certain of our clients on terms favorable to us or at all;
•the impact and validity of interpretations of lease provisions and applicable laws related to claims by clients regarding their obligations to pay rent as a result of COVID-19, and any adverse court rulings or decisions interpreting these provisions and laws, could have a material adverse effect on our results of operations and liquidity;
•the impact of governmental and business travel limitations and restrictions have had, and may in the future have, a material adverse effect on the operator of our hotel property, which negatively impacts our revenues, and may result in sustained decreased demand for hotel stays;
•the extent of labor shortages, disruptions in the supply chains, inflation impacting costs of materials, delays in permitting or inspections, and other factors could result in our failure to meet the development milestones set forth in any applicable lease agreement, which could provide the client the right to terminate its lease or entitle the client to monetary damages, delay the commencement or completion of construction and our anticipated lease-up plans for a development/redevelopment project or our overall development pipeline, including recognizing revenue for new leases, that may cause returns on investment to be less than projected, and/or increase the costs of construction of new or existing projects, any of which could adversely affect our investment returns, profitability and/or our future growth; and
•the potential that business interruption, loss of rental income and/or other associated expenses related to our operations will not be covered in whole or in part by our insurance policies, which may increase unreimbursed liabilities.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts of key personnel, particularly Owen D. Thomas, Chief Executive Officer, Douglas T. Linde, President, and Raymond A. Ritchey, Senior Executive Vice President. Among the reasons that Messrs. Thomas, Linde and Ritchey are important to our success is that each has a national reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, joint venture partners and other investors. If we lost their services, our relationships with lenders, potential clients and industry personnel could diminish.

Our Chief Financial Officer and Regional Managers also have strong reputations. Their reputations aid us in identifying opportunities, having opportunities brought to us, and negotiating with clients and build-to-suit prospects. While we believe that we could find replacements for these key personnel, the loss of their services could materially and adversely affect our operations because of diminished relationships with lenders, prospective clients and industry personnel.
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
•changes in client preferences and space utilization from full-time, collective in-person work environments to hybrid or remote work models, which could decrease overall demand for workplaces and cause market rental rates and property values to be negatively impacted;
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
•changes in space utilization by our clients due to technology, economic conditions and business culture;
•increased operating costs, including insurance expense, utilities, real estate taxes, state and local taxes and heightened security costs;
•civil disturbances, earthquakes and other natural disasters or terrorist acts or acts of war which may result in uninsured or underinsured losses or decrease the desirability to our clients in impacted locations;
•significant expenditures associated with each investment, such as debt service payments, real estate taxes (including reassessments and changes in tax laws), insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;
•declines in the financial condition of our clients and our ability to collect rents from our clients; and
•decreases in the underlying value of our real estate.
We face potential adverse effects from major clients’ bankruptcies or insolvencies.
The bankruptcy or insolvency of a major client may adversely affect the income produced by our properties. Our clients could file for bankruptcy protection or become insolvent in the future. We cannot evict a client solely because of its bankruptcy. On the other hand, a bankrupt client may reject and terminate its lease with us. In such case, our claim against the bankrupt client for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results of operations.

Our properties face significant competition.
We face significant competition from developers, owners and managers of office, life sciences and residential properties and other commercial real estate, including sublease space available from our clients. Substantially all of our properties face competition from similar properties in the same market. This competition may affect our ability to attract and retain clients and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower rates than the space in our properties.
We face potential difficulties or delays renewing leases or re-leasing space.
We derive most of our income from rent received from our clients. If a client experiences a downturn in its business or other types of financial distress, it may be unable to make timely rental payments. Also, when our clients decide not to renew their leases, renew for less space or terminate early, we may not be able to re-let the space or there could be a substantial delay in re-letting the space. Even if clients decide to renew or lease new space, the terms of renewals or new leases, including the cost of required renovations or concessions to clients, may be less favorable to us than current lease terms. As a result, our cash flow could decrease and our ability to make distributions to our securityholders could be adversely affected.
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
•we may incur construction costs for a development project that exceed our original estimates due to increased materials, labor, leasing or other costs, increases in interest rates, or supply chain disruptions, any of which could make completion of the project less profitable because market rents may not increase sufficiently to compensate for the increase in construction costs;
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
•claims by clients, vendors or other persons against the former owners of the properties;
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
Our ability to dispose of some of our properties is constrained by their tax attributes. Properties that we developed and have owned for a significant period of time or that we acquired through tax deferred contribution transactions in exchange for partnership interests in BPLP often have low tax bases. Furthermore, as a REIT, BXP may be subject to a 100% “prohibited transactions” tax on the gain from dispositions of property if BXP is deemed to hold the property primarily for sale to customers in the ordinary course of business, unless the disposition qualifies under a safe harbor exception for properties that have been held for at least two years and with respect to which certain other requirements are met. The potential application of the prohibited transactions tax could cause us to forego potential dispositions of property or other opportunities that might otherwise be attractive to us, or to undertake such dispositions or other opportunities through a taxable REIT subsidiary, which would generally result in income taxes being incurred. If we dispose of these properties outright in taxable transactions, we may be required to distribute a significant amount of the taxable gain to our securityholders under the requirements of the Code applicable to REITs, which in turn would impact our future cash flow and may increase our leverage. In some cases, without incurring additional costs we may be restricted from disposing of properties contributed in exchange for our partnership interests under tax protection agreements with contributors. To dispose of low basis or tax-protected properties efficiently we from time to time use like-kind exchanges, which are intended to qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants).
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
As of December 31, 2022, the U.S. Government was one of our largest clients by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a Federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal Government and bar us from entering into future leases and other contracts with the Federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
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
State and local governments may also make changes to eviction and other tenants’ rights laws and regulations that could have a material adverse effect on our residential portfolio’s results of operations and the value of our residential properties. If we are restricted from re-leasing apartment units due to the inability to evict delinquent residents, our results of operations and property values for our residential properties may be adversely affected.
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
We also currently carry earthquake insurance on our properties located in areas known to be subject to earthquakes. Specifically, we currently carry earthquake insurance which covers our San Francisco and Los Angeles regions with a $330 million per occurrence limit, and a $330 million annual aggregate limit, $30 million of which is provided by IXP, as a direct insurer. This insurance is subject to a deductible in the amount of 3% of the value of the affected property. In addition, we currently carry earthquake insurance which covers our Seattle region with a $110 million per occurrence limit, and a $110 million annual aggregate limit. This insurance is subject to a deductible in the amount of 2% of the value of the affected property. The amount of our earthquake insurance coverage may not be sufficient to cover losses from earthquakes. In addition, the amount of earthquake coverage could impact our ability to finance properties subject to earthquake risk. We may discontinue earthquake insurance or change the structure of our earthquake insurance program on some or all of our properties in the future if the premiums exceed our estimation of the value of the coverage.

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
We have significant investments in large metropolitan markets that have been or may be in the future the targets of actual or threatened terrorism attacks, including Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. As a result, some clients in these markets may choose to relocate their businesses to other markets or to lower-profile office buildings within these markets that may be perceived to be less likely targets of future terrorist activity. This could result in an overall decrease in the demand for office space in these markets generally or in our properties in particular, which could increase vacancies in our properties or necessitate that we lease our properties on less favorable terms or both. In addition, future terrorist attacks in these markets could directly or indirectly damage our properties, both physically and financially, or cause losses that materially exceed our insurance coverage. As a result of the foregoing, our ability to generate revenues and the value of our properties could decline materially. See also “—Some potential losses are not covered by insurance.”
We face risks associated with our clients and contractual counterparties being designated “Prohibited Persons” by the Office of Foreign Assets Control.
Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”). OFAC regulations and other laws prohibit conducting business or engaging in transactions with Prohibited Persons (the “OFAC Requirements”). Certain of our loan and other agreements require us to comply with OFAC Requirements. We have established a compliance program whereby clients and others with whom we conduct business are checked against the OFAC list of Prohibited Persons prior to entering into any agreement and on a periodic basis thereafter. Our leases and other agreements, in general, require the other party to comply with OFAC Requirements. If a client or other party with whom we contract is placed on the OFAC list we may be required by the OFAC Requirements to terminate the lease or other agreement. Any such termination could result in a loss of revenue or a damage claim by the other party that the termination was wrongful.
We face risks associated with climate change and severe weather events, as well as the regulatory efforts intended to reduce the effects of climate change.
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the central business districts of Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, extreme temperatures, rising sea-levels and/or drought. Over time, these conditions could result in declining demand for office space in our buildings or increased costs associated with infrastructure-related remediation projects. Climate change may also have indirect effects on our business by making property insurance unavailable or by increasing the cost of (i) property insurance on terms we find acceptable, (ii) real estate taxes or other assessments, (iii) energy and (iv) property maintenance. In addition, we face transition risks related to federal, state and local legislation and regulations that are being implemented or are under consideration to mitigate the effects of climate change. The costs of complying with evolving regulatory requirements, including GHG emissions regulations and policies, could negatively impact our financial results.
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
Inquiries about indoor air quality may necessitate special investigation and, depending on the results, remediation beyond our regular indoor air quality testing and maintenance programs. Indoor air quality issues can stem from inadequate ventilation, chemical contaminants from indoor or outdoor sources, and biological contaminants such as molds, pollen, viruses and bacteria. Indoor exposure to chemical or biological contaminants can be alleged to be connected to allergic reactions or other adverse health effects. If these conditions were to occur at one of our properties, we may be subject to third-party claims for personal injury, or may need to undertake a targeted remediation program, including without limitation, special cleaning measures and steps to increase indoor ventilation rates and eliminate sources of contaminants. Such remediation programs could be costly, necessitate the temporary relocation of some or all of the property’s clients or require rehabilitation of the affected property.
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
As of February 21, 2023, we had $1.2 billion outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at a variable rate, and we may incur more indebtedness in the future. Interest rates increased throughout 2022, and if interest rates continue to increase, then so would the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
We have had and may in the future have agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt.  As of December 31, 2022, we had one tax protection agreement that could restrict our ability to repay or finance debt.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
As of February 21, 2023, our Consolidated Debt was approximately $14.7 billion (excluding unconsolidated joint venture debt).
The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars and shares / units in thousands):

	February 21, 2023
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,823	156,823	$10,732,966
Common Operating Partnership Units	18,663	18,663	1,277,296	(2)
Total Equity (A)		175,486	$12,010,262

Consolidated Debt (B)			$14,707,348

Consolidated Market Capitalization (A + B)			$26,717,610
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			55.05%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on February 21, 2023 of $68.44.
(2)Includes LTIP Units (including 2012 OPP Units and earned MYLTIP Units that were granted between 2013 - 2020), but excludes MYLTIP Units granted between 2021 and 2023 because the performance period for those awards has not yet ended.
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
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but if our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreements governing our variable rate debt either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
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
Provisions in BXP’s charter and bylaws, BXP’s shareholder rights agreement and the limited partnership agreement of BPLP, as well as provisions of the Code and Delaware corporate law, may:
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
If BXP fails to qualify as a REIT for federal income tax purposes, it will be taxed as a corporation unless certain relief provisions apply. We believe that BXP is organized and qualified as a REIT and intends to operate in a manner that will allow BXP to continue to qualify as a REIT. However, we cannot assure you that BXP is qualified as such, or that it will remain qualified as such in the future. This is because qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT for federal income tax purposes or the federal income tax consequences of such qualification.
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
From time to time, we are involved in legal proceedings and other claims. We may also be named as defendants in lawsuits allegedly arising out of our actions or the actions of our vendors, contractors, clients or other contractual parties in which such parties have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses and/or added as an additional insured under certain insurance policies. An unfavorable resolution of any legal proceeding or other claim could have a material adverse effect on our financial condition or results from operations. Regardless of its outcome, legal proceedings and other claims may result in substantial costs and expenses and significantly divert the attention of our management. With respect to any legal proceeding or other claim, there can be no assurance that we will be able to prevail, or achieve a favorable settlement or outcome, or that our insurance or the insurance and/or any contractual indemnities of our vendors, contractors, clients or other contractual parties will be enough to cover all of our defense costs or any resulting liabilities.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our clients.

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
Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access, mishandling or misuse, computer viruses or malware, cyber attacks and intrusions and other events of varying degrees. To date, these events have not adversely affected our operations or business and have not been material, either individually or in the aggregate. However, a security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our clients;
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
•result in our inability to maintain the building systems relied upon by our clients for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; and
•damage our reputation among our clients and investors generally.
Any one or more of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

Changes in accounting pronouncements could adversely affect our operating results, in addition to the reported financial performance of our clients.
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
These changes could have a material impact on our reported financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in potentially material restatements of prior period financial statements. Similarly, these changes could have a material impact on our clients’ reported financial condition or results of operations or could affect our clients’ preferences regarding leasing real estate.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
At December 31, 2022, we owned or had joint venture interests in 194 commercial real estate properties, aggregating approximately 54.1 million net rentable square feet of primarily premier workplaces, including 13 properties under construction/redevelopment totaling approximately 3.2 million net rentable square feet. Our properties consisted of (1) 173 office and life sciences properties (including 10 properties under construction/redevelopment), (2) 14 retail properties (including two properties under construction/redevelopment), (3) six residential properties (including one property under construction) and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2022, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Leased as of December 31, 2022 (1)	Number of Buildings	Net Rentable Square Feet
Office and Life Sciences
767 Fifth Avenue (The GM Building) (60% ownership)	New York, NY	86.6%	1	1,965,003
200 Clarendon Street	Boston, MA	95.0%	1	1,769,077
601 Lexington Avenue (55% ownership)	New York, NY	98.9%	1	1,670,790
399 Park Avenue	New York, NY	99.2%	1	1,577,544
Salesforce Tower	San Francisco, CA	100.0%	1	1,420,682
100 Federal Street (55% ownership)	Boston, MA	89.8%	1	1,238,821
Times Square Tower (55% ownership)	New York, NY	84.8%	1	1,225,472
800 Boylston Street - The Prudential Center	Boston, MA	91.7%	1	1,197,798
Colorado Center (50% ownership) (2)	Santa Monica, CA	89.5%	6	1,131,511
Santa Monica Business Park (55% ownership) (2)	Santa Monica, CA	87.1%	14	1,106,399
599 Lexington Avenue	New York, NY	85.4%	1	1,106,351
Reston Next	Reston, VA	69.4%	2	1,063,236
Bay Colony Corporate Center	Waltham, MA	62.8%	4	989,548
250 West 55th Street	New York, NY	99.4%	1	966,979
Embarcadero Center Four	San Francisco, CA	93.7%	1	941,205

Properties	Location	% Leased as of December 31, 2022 (1)	Number of Buildings	Net Rentable Square Feet
111 Huntington Avenue - The Prudential Center	Boston, MA	95.2%	1	860,446
200 Fifth Avenue (26.69% ownership) (2)	New York, NY	92.5%	1	854,737
Embarcadero Center One	San Francisco, CA	68.4%	1	837,309
Embarcadero Center Two	San Francisco, CA	86.3%	1	802,472
Atlantic Wharf Office (55% ownership)	Boston, MA	99.8%	1	793,769
Gateway Commons (50% Ownership) (2)	South San Francisco, CA	89.7%	5	787,846
Embarcadero Center Three	San Francisco, CA	82.5%	1	787,377
Safeco Plaza (33.67% ownership) (2)	Seattle, WA	83.6%	1	778,116
Madison Centre	Seattle, WA	93.1%	1	754,988
7750 Wisconsin Avenue (50% ownership) (2)	Bethesda, MD	100.0%	1	735,573
Dock 72 (50% ownership) (2)	Brooklyn, NY	25.5%	1	668,625
Metropolitan Square (20% ownership) (2)	Washington, DC	85.7%	1	657,580
100 Causeway Street (50% ownership) (2)	Boston, MA	94.6%	1	633,819
South of Market	Reston, VA	99.6%	3	623,250
901 New York Avenue (25% ownership) (2)	Washington, DC	83.1%	1	544,256
Mountain View Research Park	Mountain View, CA	79.2%	15	542,264
Reservoir Place	Waltham, MA	58.0%	1	527,029
680 Folsom Street	San Francisco, CA	98.7%	2	524,793
Fountain Square	Reston, VA	89.7%	2	524,785
101 Huntington Avenue - The Prudential Center	Boston, MA	99.2%	1	506,476
145 Broadway	Cambridge, MA	99.6%	1	490,086
2200 Pennsylvania Avenue	Washington, DC	93.6%	1	459,745
One Freedom Square	Reston, VA	85.0%	1	427,956
Two Freedom Square	Reston, VA	100.0%	1	423,222
Market Square North (50% ownership) (2)	Washington, DC	75.3%	1	418,539
325 Main Street	Cambridge, MA	91.6%	1	414,008
The Hub on Causeway - Podium (50% ownership) (2)	Boston, MA	75.3%	1	382,497
One and Two Discovery Square	Reston, VA	99.0%	2	366,989
888 Boylston Street - The Prudential Center	Boston, MA	100.0%	1	363,320
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	97.1%	1	355,089
One Reston Overlook	Reston, VA	89.0%	1	319,519
535 Mission Street	San Francisco, CA	87.6%	1	307,235
140 Kendrick Street (3)	Needham, MA	85.9%	2	306,323
Waltham Weston Corporate Center	Waltham, MA	97.1%	1	301,611
Wisconsin Place Office	Chevy Chase, MD	88.9%	1	299,428
230 CityPoint	Waltham, MA	97.4%	1	296,720
17Fifty Presidents Street	Reston, VA	100.0%	1	275,809

Properties	Location	% Leased as of December 31, 2022 (1)	Number of Buildings	Net Rentable Square Feet
200 West Street	Waltham, MA	83.9%	1	273,365
125 Broadway	Cambridge, MA	100.0%	1	271,000
Reston Corporate Center	Reston, VA	100.0%	2	261,046
355 Main Street	Cambridge, MA	99.3%	1	259,640
Democracy Tower	Reston, VA	99.3%	1	259,441
1330 Connecticut Avenue	Washington, DC	94.6%	1	253,579
880 Winter Street	Waltham, MA	85.4%	1	243,618
10 CityPoint	Waltham, MA	95.8%	1	236,570
510 Carnegie Center	Princeton, NJ	33.5%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (2)	Washington, DC	98.5%	1	230,900
90 Broadway	Cambridge, MA	98.1%	1	223,771
255 Main Street	Cambridge, MA	97.5%	1	215,394
20 CityPoint	Waltham, MA	98.9%	1	211,476
77 CityPoint	Waltham, MA	98.3%	1	209,711
Sumner Square	Washington, DC	98.1%	1	209,556
University Place	Cambridge, MA	100.0%	1	195,282
300 Binney Street (4)	Cambridge, MA	64.2%	1	195,191
North First Business Park (5)	San Jose, CA	87.6%	5	190,636
Shady Grove Innovation District (6)	Rockville, MD	75.1%	3	182,290
890 Winter Street	Waltham, MA	54.0%	1	179,312
150 Broadway	Cambridge, MA	100.0%	1	177,226
Capital Gallery	Washington, DC	97.1%	1	176,809
Lexington Office Park (5)	Lexington, MA	43.0%	2	166,779
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	79.2%	1	159,468
Kingstowne Two	Alexandria, VA	83.7%	1	156,005
Kingstowne One	Alexandria, VA	36.9%	1	153,401
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	40.1%	1	147,530
214 Carnegie Center	Princeton, NJ	65.9%	1	146,799
2440 West El Camino Real	Mountain View, CA	100.0%	1	142,789
506 Carnegie Center	Princeton, NJ	68.2%	1	139,050
153 & 211 Second Avenue	Waltham, MA	100.0%	2	136,882
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	87.0%	1	134,068
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
101 Carnegie Center	Princeton, NJ	95.3%	1	121,619
502 Carnegie Center	Princeton, NJ	96.2%	1	121,460
1265 Main Street (50% ownership) (2)	Waltham, MA	100.0%	1	120,681
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
104 Carnegie Center	Princeton, NJ	75.2%	1	102,930
103 Carnegie Center	Princeton, NJ	78.6%	1	96,331
33 Hayden Avenue	Lexington, MA	100.0%	1	80,876

Properties	Location	% Leased as of December 31, 2022 (1)		Number of Buildings	Net Rentable Square Feet
Reservoir Place North	Waltham, MA	100.0%		1	73,258
32 Hartwell Avenue	Lexington, MA	100.0%		1	69,154
250 Binney Street	Cambridge, MA	100.0%		1	67,362
302 Carnegie Center	Princeton, NJ	100.0%		1	64,926
100 Hayden Avenue	Lexington, MA	100.0%		1	55,924
211 Carnegie Center	Princeton, NJ	100.0%		1	47,025
92 Hayden Avenue	Lexington, MA	100.0%		1	31,100
17 Hartwell Avenue	Lexington, MA	100.0%		1	30,000
453 Ravendale Drive	Mountain View, CA	75.0%		1	29,620
690 Folsom Street	San Francisco, CA	100.0%		1	26,080
201 Carnegie Center	Princeton, NJ	100.0%		—	6,500
Subtotal for Office and Life Sciences Properties		88.5%		163	48,154,072
Retail
Prudential Center (retail shops) (3)	Boston, MA	95.9%		—	475,899
Fountain Square Retail	Reston, VA	83.2%		1	198,158
Kingstowne Retail	Alexandria, VA	96.8%		1	88,288
Santa Monica Business Park Retail (55% ownership) (2)	Santa Monica, CA	90.1%		7	74,404
Star Market at the Prudential Center	Boston, MA	100.0%		1	57,236
Avant Retail	Reston, VA	100.0%		1	26,179
The Point	Waltham, MA	100.0%		1	16,300
Subtotal for Retail Properties		93.3%		12	936,464
Residential
Signature at Reston (508 units)	Reston, VA	93.7%		1	517,783
The Skylyne (402 units)	Oakland, CA	90.3%		1	330,996
Hub50House (440 units) (50% ownership) (2)	Boston, MA	94.6%		1	320,444
Proto Kendall Square (280 units)	Cambridge, MA	94.6%		1	166,717
The Lofts at Atlantic Wharf (86 units)	Boston, MA	97.7%		1	87,096
Subtotal for Residential Properties		93.5%	(7)	5	1,423,036	(8)
Hotel
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	64.6%	(9)	1	334,260	(10)
Subtotal for Hotel Property		64.6%		1	334,260
Subtotal for In-Service Properties		88.6%		181	50,847,832
Properties Under Construction/Redevelopment (11)
Office
140 Kendrick Street - Building A	Needham, MA	100.0%		1	104,000
2100 Pennsylvania Avenue	Washington, DC	84.0%		1	480,000	(12)
360 Park Avenue South (redevelopment) (42.21% ownership) (2)	New York, NY	—%		1	450,000
Reston Next Office Phase II	Reston, VA	—%		1	90,000
Platform16 Building A (55% ownership) (2)	San Jose, CA	—%		1	389,500

Properties	Location	% Leased as of December 31, 2022 (1)		Number of Buildings	Net Rentable Square Feet
Laboratory/Life Sciences
751 Gateway (49% ownership) (2)	South San Francisco, CA	100.0%		1	231,000
103 CityPoint	Waltham, MA	—%		1	113,000
190 CityPoint (formerly 180 CityPoint)	Waltham, MA	43.0%		1	329,000
105 Carnegie Center	Princeton, NJ	—%		1	73,000
651 Gateway (50% ownership) (Redevelopment) (2)	South San Francisco, CA	7.0%		1	327,000
Residential
Reston Next Residential (508 units) (20% ownership) (2)	Reston, VA	—%		1	417,000
Retail
760 Boylston Street (Redevelopment)	Boston, MA	100.0%		1	118,000
Reston Next Retail	Reston, VA	—%		1	33,000
Other
View Boston Observatory at The Prudential Center (Redevelopment)	Boston, MA	N/A		—	59,000
Subtotal for Properties Under Construction/Redevelopment		37.0%	(13)	13	3,213,500
Total Portfolio				194	54,061,332
_______________
(1)Represents signed leases for in-service properties for which revenue recognition has commenced in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)Property is an unconsolidated joint venture.
(3)Excludes a portion of the property that was placed in redevelopment during the year for 760 Boylston Street, the stand-alone building consisting of approximately 118,000 square feet at the Prudential Center (retail shops), and for 140 Kendrick Street one building consisting of approximately 90,000 square feet.
(4)This property is held for redevelopment (see Note 16 to the Consolidated Financial Statements).
(5)Property is held for redevelopment.
(6)Excludes 2096 Gaither Road, which was taken out of service following the expiration of the last leases on November 30, 2022. 2096 Gaither Road consisted of approximately 50,000 net rentable square feet of office space. The property is held for future redevelopment.
(7)Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2022.
(8)Includes 61,511 square feet of retail space that is approximately 46.7% leased as of December 31, 2022. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2022.
(9)Represents the weighted-average room occupancy for the year ended December 31, 2022. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2022.
(10)Includes 4,260 square feet of retail space that is 100% leased as of December 31, 2022. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2022.
(11)Represents percentage leased as of February 21, 2023, including leases with future commencement dates.
(12)The property was 64% placed in-service as of December 31, 2022.
(13)Total percentage leased excludes Residential and Other.

Percentage Leased and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2022	2021	2020	2019	2018
Percentage leased (1)	88.6%	88.8%	90.1%	93.0%	91.4%
Average annualized revenue per square foot (2)	$75.99	$73.76	$72.67	$69.72	$66.63
_______________
(1)Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.
(2)Represents the monthly contractual base rents and recoveries from clients under existing leases as of December 31, 2022, 2021, 2020, 2019 and 2018 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2022, 2021, 2020, 2019 and 2018 for the succeeding twelve-month period were $1.56, $2.15, $1.73, $1.70 and $0.97, respectively.
Top 20 Clients by Square Feet
Our 20 largest clients by square feet as of December 31, 2022 were as follows:

	Client	Square Feet (1)	% of In-Service Portfolio (1)
1.	salesforce.com	905,742	2.18%
2.	Biogen	848,021	2.04%
3.	Google	836,110	2.02%
4.	Fannie Mae	706,196	1.70%
5.	Microsoft	676,013	1.63%
6.	Akamai Technologies	658,578	1.59%
7.	Ropes & Gray	539,467	1.30%
8.	WeWork	499,584	1.20%
9.	Kirkland & Ellis	409,828	0.99%
10.	Shearman & Sterling	384,813	0.93%
11.	Integrated Holding Group	373,007	0.90%
12.	Arnold & Porter Kaye Scholer	367,878	0.89%
13.	Marriott	367,787	0.89%
14.	Leidos	352,394	0.85%
15.	Blue Cross Blue Shield	347,618	0.84%
16.	Snap	334,008	0.81%
17.	Wellington Management	329,284	0.79%
18.	Bank of America	327,965	0.79%
19.	US Government	319,359	0.77%
20.	Mass Financial Services	313,584	0.76%
__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).

Client Diversification
Our client diversification by square feet as of December 31, 2022 was as follows:

Sector	% of In-Service Portfolio
Technology & Media	22.3%
Legal Services	17.2%
Financial Services - all other	13.3%
Real Estate & Insurance	9.6%
Life Sciences	8.6%
Other Professional Services	7.9%
Financial Services - commercial & investment banking	5.8%
Retail	5.5%
Manufacturing	4.2%
Government / Public Administration	2.9%
Other	2.7%
Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2022 (5)	142,247	$8,743,332	$61.47	$8,743,332	$61.47	0.29%
2023	2,365,271	152,468,240	64.46	154,165,416	65.18	4.81%
2024	3,484,836	226,746,710	65.07	229,909,224	65.97	7.09%
2025	3,153,702	223,623,625	70.91	229,978,559	72.92	6.42%
2026	3,426,819	282,354,792	82.40	300,195,296	87.60	6.97%
2027	2,536,189	189,932,694	74.89	206,165,952	81.29	5.16%
2028	3,613,441	284,362,730	78.70	313,274,083	86.70	7.35%
2029	3,277,617	244,843,567	74.70	280,496,001	85.58	6.67%
2030	2,942,040	221,302,292	75.22	244,517,304	83.11	5.99%
2031	2,050,808	162,883,453	79.42	183,351,730	89.40	4.17%
Thereafter	16,199,507	1,311,792,619	80.98	1,606,093,642	99.14	32.96%
 _______________
(1)Includes 100% of unconsolidated joint venture properties. Does not include residential units or the hotel.
(2)Does not include data for leases expiring in a particular year when leases for the same space have already been signed with replacement clients with future commencement dates. In those cases, the data is included in the year in which the future lease with the replacement client expires.
(3)Represents the monthly contractual base rent and recoveries from clients under existing leases as of December 31, 2022 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from clients under existing leases as of December 31, 2022 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(5)Represents leases that expired on December 31, 2022.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 21, 2023, BXP had approximately 1,055 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 21, 2023, there were approximately 329 holders of record and 175,485,410 common units outstanding, 156,822,702 of which were held by BXP.
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
Cash distributions have been paid on the common stock of BXP and BPLP’s common units since BXP’s initial public offering. Distributions are declared at the discretion of the Board of Directors of BXP and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and other factors the Board of Directors of BXP may consider relevant.
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2017 through December 31, 2022, among BXP, Standard & Poor’s (“S&P”) 500 Index, FTSE Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the FTSE Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2017	2018	2019	2020	2021	2022
Boston Properties, Inc.	$100.00	$89.12	$112.36	$80.50	$101.60	$62.40
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
Equity REIT Index	$100.00	$95.38	$120.17	$110.56	$158.36	$119.78
Office REIT Index	$100.00	$85.50	$112.36	$91.65	$111.81	$69.75

BXP
(a) None.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
October 1, 2022 – October 31, 2022	—		$—	N/A	N/A
November 1, 2022 – November 30, 2022	—		—	N/A	N/A
December 1, 2022 – December 31, 2022	845	(1)	0.01	N/A	N/A
Total	845		$0.01	N/A	N/A
____________________
(1)Includes 845 shares of restricted common stock of BXP repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employee for such shares.
BPLP
(a) None.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2022 – October 31, 2022	—		$—	N/A	N/A
November 1, 2022 – November 30, 2022	—		—	N/A	N/A
December 1, 2022 – December 31, 2022	2,196	(1)	0.16	N/A	N/A
Total	2,196		$0.16	N/A	N/A
____________________
(1)Includes 845 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of an employee’s employment with BXP and 948 LTIP units, 229 2021 MYLTIP Units and 174 2022 MYLTIP Units that were repurchased by BPLP in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements, LTIP unit vesting agreements, 2021 MYLTIP award agreement and 2022 MYLTIP award agreement, the shares were repurchased at a price of $0.01 per share and the LTIP units, 2021 MYLTIP units and 2022 MYLTIP units were repurchased at a price of $0.25 per unit, which were the amounts originally paid by such employee for such shares and units.

Item 6. Reserved
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
Forward-Looking Statements
This Annual Report on Form 10-K, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. The forward-looking statements are contained principally, but not only, under the captions “Business—Business and Growth Strategies,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that forward-looking statements are based on current beliefs, expectations of future events and assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. Should one or more of these known or unknown risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to the impact of changes in general economic and capital market conditions, including continued inflation, increasing interest rates, supply chain disruptions, labor market disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior resulting from the severity and duration of any downturn in the U.S. or global economy, as well as the other important factors below and the risks set forth in this Form 10-K in Part I, Item 1A.
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
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases, changes in client preferences and space utilization, dependence on clients’ financial condition, and competition from other developers, owners and operators of real estate);
•the impact of geopolitical conflicts, including the ongoing war in Ukraine;
•the immediate and long-term impact of the outbreak of a highly infectious or contagious disease, such as COVID-19, on our and our clients’ financial condition, results of operations and cash flows (including the impact of actions taken to contain the outbreak or mitigate its impact, the direct and indirect economic effects of the outbreak and containment measures on our clients, and the ability of our clients to successfully operate their businesses);
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
•risks associated with climate change and severe weather events, as well as the regulatory efforts intended to reduce the effects of climate change;
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

The risks set forth above are not exhaustive. Other sections of this report, including “Part I, Item 1A—Risk Factors,” include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of December 31, 2022) in the United States that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the United States - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other client’s expansion rights and general economic factors.

Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients. Our client base is diverse across market sectors and the weighted-average lease term for our in-place leases, excluding residential units, was approximately 7.9 years, as of December 31, 2022, including leases signed by our unconsolidated joint ventures. The weighted-average lease term for our 20 largest clients, based on leased square footage, was approximately 10.7 years as of December 31, 2022.
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
•our reputation as a high quality developer, owner and manager of premier workplaces in our markets;
•our financial strength and our ability to maintain high building standards; and
•our relationships with local brokers.
Outlook
The inflation experienced in 2022 has slowly decreased but remains high. The Federal Reserve is expected to continue to increase interest rates, although likely at a more moderate pace, in an effort to bring prices under control. This, coupled with the discussion surrounding raising the U.S. debt ceiling could cause further turmoil in the financial markets. There have already been signs of this strain with announcements of staff reductions from large- and medium-sized employers. While the initial announcements were largely concentrated in the technology sectors, companies in the finance industry, the legal industry and broader corporate America are now announcing similar layoffs. This evolving operating environment impacts various aspects of our operating activities as:
•business leaders may generally become more reticent to make large capital allocation decisions, such as entry into a new lease;
•labor market conditions shift resulting in increasing employer demands for mandatory in-person workdays and gradual increases in space utilization by our clients;
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
In light of the foregoing, we believe we are positioning ourselves for success, notwithstanding the uncertain trajectory of the U.S. and global economies, by managing our leverage while continuing to selectively invest (including both acquisitions and developments) in premier workplace opportunities. We remain focused on the following priorities:
•continuing to embrace our leadership position in the premier workplace industry and leveraging our strength in portfolio quality, client relationships, development skills, market penetration and sustainability to profitably build market share. Premier workplaces, the preferred choice for our current and prospective clients, are gaining market share compared to general office space and demonstrating the highest occupancy, net absorption levels and rental rates in the central business district (“CBD”) markets where we operate;
•leasing available space in our in-service and development properties, as well as proactively focusing on future lease expirations;
•completing the construction and leasing of our development properties;
•pursuing attractive asset class adjacencies where we have a track record of success, such as life sciences and residential development;

•continuing to raise the bar in the quality of our portfolio and actively recycling capital by selling assets, subject to market conditions, which may be negatively impacted by a slowdown in the capital markets and the limited availability of private market debt financing;
•actively managing our operations in a sustainable and responsible manner; and
•prioritizing risk management by actively managing liquidity, investing more extensively with joint venture partners to manage our debt levels, and being highly selective in new investment commitments.
The following is an overview of leasing and investment activity in the fourth quarter of 2022.
Leasing Activity and Occupancy
In the fourth quarter of 2022, we signed approximately 1.1 million square feet of new leases and renewals, for a total of approximately 5.7 million square feet leased in 2022, which is 95% of our average annual leasing volume over the last ten years. The leases executed in the fourth quarter and full year 2022 have a weighted-average lease term of approximately 7.8 years and 9.2 years, respectively, indicating that many new and existing clients continue to commit to the long-term use of space and view our properties as their preferred choice for a premier workplace environment.
The overall occupancy of our in-service office and retail properties was 88.6% at December 31, 2022, a decrease of 30 basis points from September 30, 2022. The decrease in occupancy is primarily due to fully placing in-service Reston Next and 880 Winter Street, which have leases for which revenue recognition has not commenced in accordance with GAAP. Excluding the impact of placing these two properties in-service, occupancy would have increased in the fourth quarter of 2022 by 20 basis points to 89.1%.
The macroeconomic environment has resulted in softening demand in all of our markets. While property tours continue and leases under negotiation move forward, there is less urgency from clients to make new commitments. Potential clients touring space acknowledge that economic uncertainty is impacting space decisions. As we consider our expectations for leasing in 2023, we have factored in the impacts of a slower economy, softer business performance, and reduced demand for space. We expect the bulk of our leasing in 2023 will continue to come from small- and medium-sized professional and financial services firms.
Investment Activity
Although the real estate capital markets for office assets has slowed substantially with U.S. transaction volume down 40% in the fourth quarter of 2022 from the third quarter of 2022, we remain committed to developing and acquiring assets to enhance our long-term growth and to meet client demand for premier workplaces, life sciences, retail and residential space. We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing, and improving premier workplaces in each of our chosen markets.
Consistent with this strategy, in 2022, we purchased an aggregate of approximately $1.6 billion (our share) of premier workplaces, including life sciences, and an interest in an unconsolidated joint venture that owns a premier workplace. In the fourth quarter of 2022, we acquired a 26.69% interest in the joint venture that owns 200 Fifth Avenue, a 14-story, approximately 855,000 square-foot, LEED Gold certified, premier workplace located in New York City that is approximately 93% leased as of December 31, 2022. The acquisition of the joint venture interest is our second investment in the vibrant Midtown South neighborhood. We serve as the managing member and provide customary leasing and property management services for the joint venture. We closed on the interest in the joint venture for a gross purchase price of approximately $280.2 million, which includes $120.1 million of cash and our pro rata share of the outstanding loan secured by the property of $160.1 million. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.30% per annum and matures on November 24, 2028. The joint venture has interest rate swap contracts through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts.
As of December 31, 2022, our development/redevelopment pipeline consisted of 13 properties that, when completed, we expect will total approximately 3.2 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $1.9 billion, of which approximately $729.1 million remains to be invested. In January 2023, BXP commenced the development of 290 Binney Street and the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts. Including projects that commenced in January 2023, we had 15 properties under development or redevelopment which, excluding View Boston at The Prudential Center and

Reston Next Residential, are 52% pre-leased as of February 21, 2023. Our share of the estimated total cost for these projects is approximately $3.3 billion.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. In the fourth quarter of 2022, we completed the disposition of The Avant at Reston Town Center for a gross sale price of $141.0 million. The Avant at Reston Town Center a is a 15-story, approximately 329,000 square foot, excluding retail space, 359-unit, luxury residential building located in Reston, Virginia. BXP retained ownership of the approximately 26,000 square foot ground-level retail space.
Including the sale of the residential component of The Avant at Reston Town Center, BXP completed the disposition of 14 properties and two land parcels, for an aggregate gross sale price of approximately $864.2 million, in 2022.
A brief overview of each of our markets follows.
Boston
During the fourth quarter of 2022, we executed approximately 287,000 square feet of leases and approximately 476,000 square feet of leases commenced in the Boston region. Approximately 245,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 22% over the prior leases.
Our Boston CBD in-service portfolio was approximately 94% leased as of December 31, 2022.
Our approximately 2.7 million square foot in-service office portfolio in Cambridge was approximately 96% leased as of December 31, 2022.
In January 2023, BXP commenced the development of 290 Binney Street and the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts for an estimated total investment of approximately $1.4 billion. 290 Binney Street is an approximately 566,000 net rentable square foot laboratory/life sciences project that is 100% pre-leased to AstraZeneca. Concurrent with the commencement of this project, BXP removed from service and began demolition of the existing Kendall Center Blue Parking Garage to support the development of this project. 300 Binney Street is a conversion of an approximately 195,000 net rentable square foot property into an approximately 240,000 net rentable square foot laboratory/life sciences property. 300 Binney Street is 100% pre-leased to a life sciences organization.
Our Route 128-Mass Turnpike portfolio is comprised of approximately 4.9 million square feet and was approximately 81% leased as of December 31, 2022. On December 23, 2022, we fully placed in-service 880 Winter Street, an approximately 244,000 square foot laboratory/life sciences project located in Waltham, Massachusetts. Including leases that have not yet commenced, 880 Winter Street is 97% pre-leased as of February 21, 2023.
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of December 31, 2022, our LA in-service properties were approximately 88% leased.
New York
During the fourth quarter of 2022, we executed approximately 304,000 square feet of leases in the New York region and approximately 148,000 square feet of leases commenced. Approximately 107,000 square feet of the leases that commenced in the fourth quarter had been vacant for less than one year and they represent a decrease in net rental obligations of approximately 17% over the prior leases. As of December 31, 2022, our New York CBD in-service portfolio was approximately 88% leased.
On November 30, 2022, we commenced the redevelopment of 105 Carnegie Center, located in Princeton, New Jersey. 105 Carnegie Center is an approximately 70,000 square foot property that will be redeveloped into an approximately 73,000 square foot laboratory/life sciences space. Life science clients have already been reviewing the opportunity.

San Francisco
During the fourth quarter of 2022, we executed approximately 213,000 square feet of leases and approximately 225,000 square feet of leases commenced in the San Francisco region. Approximately 92,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 28% over the prior leases.
Our San Francisco CBD in-service properties were approximately 89% leased as of December 31, 2022.
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 778,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of December 31, 2022, our Seattle in-service properties were approximately 88% leased.
Washington, DC
During the fourth quarter of 2022, we executed approximately 321,000 square feet of leases and approximately 648,000 square feet of leases commenced in the Washington, DC region. Approximately 79,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 11% over the prior leases. Our Washington, DC CBD in-service properties were approximately 88% leased as of December 31, 2022.
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. Our Reston, Virginia properties were approximately 89% leased as of December 31, 2022. In Reston, Virginia, we fully placed in-service Reston Next, a premier workplace project consisting of two buildings totaling approximately 1.1 million square feet. Including leases that have not yet commenced, this project is 90% leased as of February 21, 2023.

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the year ended December 31, 2022:

Year ended December 31, 2022
(Square Feet)
Vacant space available at the beginning of the period	5,340,029
Property dispositions/properties taken out of service (1)	(530,107)
Vacant space in properties acquired (2)	142,018
Properties placed (and partially placed) in-service (3)	1,713,366
Leases expiring or terminated during the period	6,158,731
Total space available for lease	12,824,037
1st generation leases	1,505,314
2nd generation leases with new clients	2,965,270
2nd generation lease renewals	2,742,676
Total space leased (4)	7,213,260
Vacant space available for lease at the end of the period	5,610,777

Leases executed during the period, in square feet (5)	5,696,677

Second generation leasing information: (6)
Leases commencing during the period, in square feet	5,707,946
Weighted Average Lease Term	99 Months
Weighted Average Free Rent Period	121 Days
Total Transaction Costs Per Square Foot (7)	$83.70
Increase in Gross Rents (8)	3.98%
Increase in Net Rents (9)	5.29%
 __________________
(1)Total vacant square feet of properties taken out of service and property dispositions during the year ended December 31, 2022 consists of 117,907 square feet at 760 Boylston Street, 95,180 square feet at 651 Gateway, 185,298 square feet at Virginia 95 Office Park, 5,270 square feet at 601 Massachusetts Avenue, 69,995 square feet at 105 Carnegie Center and 56,457 square feet at 2096 Gaither Road.
(2)Total vacant square feet of properties acquired during the year ended December 31, 2022 consists of 77,581 square feet at Madison Centre and 64,437 square feet at 200 Fifth Avenue.
(3)Total square feet of properties placed (and partially placed) in-service during the year ended December 31, 2022 consists of 243,614 square feet at 880 Winter Street, 761,492 square feet at Reston Next, 294,252 square feet at 2100 Pennsylvania Avenue and 414,008 square feet at 325 Main Street.
(4)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the year ended December 31, 2022.
(5)Represents leases executed during the year ended December 31, 2022 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the year ended December 31, 2022 is 1,002,153 square feet.
(6)Second generation leases are defined as leases for space that had previously been leased by us. Of the 5,707,946 square feet of second generation leases that commenced during the year ended December 31, 2022, leases for 4,717,398 square feet were signed in prior periods.
(7)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(8)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 4,209,361 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2022; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.

(9)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 4,209,361 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2022.
For descriptions of significant transactions that we completed during 2022, see “Item 1. Business—Transactions During 2022.”
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
•Purchase price allocations,
•Impairment and
•Impairment related to unconsolidated joint ventures.
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
The fair value of the tangible assets of an acquired property considers the value of the property as if it were vacant. We also consider an allocation of purchase price of other acquired intangibles, including acquired in-place leases that may have a customer relationship intangible value, including (but not limited to) the nature and extent of the existing relationship with the clients, the clients’ credit quality and expectations of lease renewals. Based on our acquisitions to date, our allocation to customer relationship intangible assets has been immaterial.
We record acquired “above-” and “below-market” leases at their fair values (using a discount rate which reflects the risks associated with the leases acquired) equal to the difference between (1) the contractual amounts to be paid pursuant to each in-place lease and (2) management’s estimate of fair market lease rates for each corresponding in-place lease, measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases. Acquired “above-” and “below-market” lease values have been reflected within Prepaid Expenses and Other Assets and Other Liabilities, respectively, in our Consolidated Balance Sheets. Other intangible assets acquired include amounts for in-place lease values that are based on our evaluation of the specific characteristics of each client’s lease. Factors to be considered include estimates of carrying costs during hypothetical expected lease-up periods considering current market conditions, and costs to execute similar leases. In estimating carrying costs, we include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider leasing commissions, legal and other related expenses.
During the year ended December 31, 2022, we completed the acquisition of Madison Centre in Seattle, Washington and 125 Broadway in Cambridge, Massachusetts for an aggregate net purchase price of approximately $1.3 billion. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed (See Note 3 to the Consolidated Financial Statements).
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
Unconsolidated Joint Ventures
Impairment
Our investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and we record impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. We will record an impairment charge if we determine that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, debt interest rates and availability, discount rates and capitalization rates that could differ materially from actual results in future periods.
As of December 31, 2022, the net carrying amounts of our investments in unconsolidated joint ventures was approximately $1.6 billion, which includes investments with deficit balances aggregating approximately $85.4 million included within Other Liabilities in our Consolidated Balance Sheets. During the year ended December 31, 2022, we recorded an other-than-temporary impairment of approximately $50.7 million related to our Dock 72 unconsolidated joint venture (See Note 6 to the Consolidated Financial Statements).
Income Taxes
Our accounting policies related to income tax are described in Note 2 to our Consolidated Financial Statements.
BXP
The net difference between the tax basis and the reported amounts of BXP’s assets and liabilities was approximately $2.1 billion and $1.8 billion as of December 31, 2022 and 2021, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BXP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.

The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income:

	For the year ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc.	$848,947	$505,195	$872,727
Straight-line rent and net “above-” and “below-market” rent adjustments	(88,487)	(107,942)	(90,144)
Book/Tax differences from depreciation and amortization	172,558	146,028	106,203
Book/Tax differences on gains/(losses) from capital transactions	(273,345)	(25,756)	(345,854)
Book/Tax differences from stock-based compensation	42,510	61,387	42,576
Tangible Property Regulations	(112,355)	(77,489)	(144,981)
Other book/tax differences, net	51,490	71,464	117,166
Taxable income	$641,318	$572,887	$557,693
BPLP
The net difference between the tax basis and the reported amounts of BPLP’s assets and liabilities was approximately $3.2 billion and $2.9 billion as of December 31, 2022 and 2021, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BPLP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.
The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$957,265	$570,965	$990,479
Straight-line rent and net “above-” and “below-market” rent adjustments	(98,770)	(120,074)	(100,375)
Book/Tax differences from depreciation and amortization	173,272	144,794	101,470
Book/Tax differences on gains/(losses) from capital transactions	(289,174)	(24,109)	(359,497)
Book/Tax differences from stock-based compensation	47,450	68,287	47,408
Tangible Property Regulations	(125,411)	(86,199)	(161,435)
Other book/tax differences, net	48,982	81,693	121,397
Taxable income	$713,614	$635,357	$639,447
Results of Operations for the Year Ended December 31, 2022 and 2021
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
Net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders increased by approximately $352.7 million and $395.3 million for the year ended December 31, 2022 compared to 2021, respectively, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2022 to the year ended December 31, 2021” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following are reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to Net Operating Income for the years ended December 31, 2022 and 2021. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 70.
BXP

	Year ended December 31,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc. Common Shareholders	$848,947	$496,223	$352,724	71.08%
Preferred stock redemption charge	—	6,412	(6,412)	(100.00)%
Preferred dividends	—	2,560	(2,560)	(100.00)%
Net Income Attributable to Boston Properties, Inc.	848,947	505,195	343,752	68.04%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	96,780	55,931	40,849	73.03%
Noncontrolling interests in property partnerships	74,857	70,806	4,051	5.72%
Net Income	1,020,584	631,932	388,652	61.50%
Other Expenses:
Add:
Interest expense	437,139	423,346	13,793	3.26%
Losses from early extinguishment of debt	—	45,182	(45,182)	(100.00)%
Unrealized loss on non-real estate investment	150	—	150	100.00%
Loss from unconsolidated joint ventures	59,840	2,570	57,270	2,228.40%
Other Income:
Less:
Gains (losses) from investments in securities	(6,453)	5,626	(12,079)	(214.70)%
Other income - assignment fee	6,624	—	6,624	100.00%
Interest and other income (loss)	11,940	5,704	6,236	109.33%
Gain on sales-type lease	10,058	—	10,058	100.00%
Gains on sales of real estate	437,019	123,660	313,359	253.40%
Other Expenses:
Add:
Depreciation and amortization expense	749,775	717,336	32,439	4.52%
Transaction costs	2,905	5,036	(2,131)	(42.32)%
Payroll and related costs from management services contracts	15,450	12,487	2,963	23.73%
General and administrative expense	146,378	151,573	(5,195)	(3.43)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	15,450	12,487	2,963	23.73%
Development and management services revenue	28,056	27,697	359	1.30%
Net Operating Income	$1,929,527	$1,814,288	$115,239	6.35%

BPLP

	Year ended December 31,
	2022	2021	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership Common Unitholders	$957,265	$561,993	$395,272	70.33%
Preferred unit redemption charge	—	6,412	(6,412)	(100.00)%
Preferred distributions	—	2,560	(2,560)	(100.00)%
Net Income Attributable to Boston Properties Limited Partnership	957,265	570,965	386,300	67.66%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	74,857	70,806	4,051	5.72%
Net Income	1,032,122	641,771	390,351	60.82%
Other Expenses:
Add:
Interest expense	437,139	423,346	13,793	3.26%
Losses from early extinguishment of debt	—	45,182	(45,182)	(100.00)%
Unrealized loss on non-real estate investment	150	—	150	100.00%
Loss from unconsolidated joint ventures	59,840	2,570	57,270	2,228.40%
Other Income:
Less:
Gains (losses) from investments in securities	(6,453)	5,626	(12,079)	(214.70)%
Other income - assignment fee	6,624	—	6,624	100.00%
Interest and other income (loss)	11,940	5,704	6,236	109.33%
Gain on sales-type lease	10,058	—	10,058	100.00%
Gains on sales of real estate	441,075	125,198	315,877	252.30%
Other Expenses:
Add:
Depreciation and amortization expense	742,293	709,035	33,258	4.69%
Transaction costs	2,905	5,036	(2,131)	(42.32)%
Payroll and related costs from management services contracts	15,450	12,487	2,963	23.73%
General and administrative expense	146,378	151,573	(5,195)	(3.43)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	15,450	12,487	2,963	23.73%
Development and management services revenue	28,056	27,697	359	1.30%
Net Operating Income	$1,929,527	$1,814,288	$115,239	6.35%
At December 31, 2022 and 2021, we owned or had joint venture interests in a portfolio of 194 and 201 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the year ended December 31, 2022 and 2021 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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
NOI is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, unrealized loss on non-real estate investment, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gain on sales-type lease, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
The gains on sales of real estate and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of limited partnership interest of BPLP (“OP Units”). This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in gains on sales of real estate and depreciation expense when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Annual Report on Form 10-K.
Comparison of the year ended December 31, 2022 to the year ended December 31, 2021
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 124 properties totaling approximately 37.8 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2021 and owned and in service through December 31, 2022. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in development or redevelopment after January 1, 2021 or disposed of on or prior to December 31, 2022. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the years ended December 31, 2022 and 2021 with respect to the properties that were acquired, placed in-service, in development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2022	2021	Increase/ (Decrease)	% Change	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,670,752	$2,588,606	$82,146	3.17%	$54,057	$6,702	$96,004	$27,422	$3,906	$7,409	$33,853	$69,628	$2,858,572	$2,699,767	$158,805	5.88%
Termination Income	7,302	11,482	(4,180)	(36.40)%	402	—	—	—	—	—	—	—	7,704	11,482	(3,778)	(32.90)%
Lease Revenue	2,678,054	2,600,088	77,966	3.00%	54,459	6,702	96,004	27,422	3,906	7,409	33,853	69,628	2,866,276	2,711,249	155,027	5.72%
Parking and Other	98,913	79,565	19,348	24.32%	2,348	—	39	15	424	205	412	1,126	102,136	80,911	21,225	26.23%
Total Rental Revenue (1)	2,776,967	2,679,653	97,314	3.63%	56,807	6,702	96,043	27,437	4,330	7,614	34,265	70,754	2,968,412	2,792,160	176,252	6.31%
Real Estate Operating Expenses	1,027,141	960,299	66,842	6.96%	12,301	1,432	25,095	9,729	3,395	3,573	10,555	21,674	1,078,487	996,707	81,780	8.21%
Net Operating Income, Excluding Residential and Hotel	1,749,826	1,719,354	30,472	1.77%	44,506	5,270	70,948	17,708	935	4,041	23,710	49,080	1,889,925	1,795,453	94,472	5.26%
Residential Net Operating Income (2)	21,351	11,718	9,633	82.21%	—	—	—	—	—	—	6,247	6,506	27,598	18,224	9,374	51.44%
Hotel Net Operating Income (2)	12,004	611	11,393	1,864.65%	—	—	—	—	—	—	—	—	12,004	611	11,393	1,864.65%
Net Operating Income	$1,783,181	$1,731,683	$51,498	2.97%	$44,506	$5,270	$70,948	$17,708	$935	$4,041	$29,957	$55,586	$1,929,527	$1,814,288	$115,239	6.35%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 70. Residential Net Operating Income for the year ended December 31, 2022 and 2021 is comprised of Residential Revenue of $57,181 and $42,668 less Residential Expenses of $29,583 and $24,444, respectively. Hotel Net Operating Income for the year ended December 31, 2022 and 2021 is comprised of Hotel Revenue of $39,482 and $13,609 less Hotel Expenses of $27,478 and $12,998, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $82.1 million for the year ended December 31, 2022 compared to 2021. The increase was a result of our average revenue per square foot increasing by approximately $2.96, contributing approximately $99.3 million, partially offset by average occupancy decreasing from 91.7% to 91.1%, resulting in a decrease of approximately $17.2 million.
Termination Income
Termination income decreased by approximately $4.2 million for the year ended December 31, 2022 compared to 2021.
Termination income for the year ended December 31, 2022 related to approximately 29 clients across the Same Property Portfolio and totaled approximately $6.7 million, which was primarily related to clients that terminated leases early in New York City. In addition, we received a distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.6 million.
Termination income for the year ended December 31, 2021 related to 27 clients across the Same Property Portfolio and totaled approximately $11.5 million, which was primarily related to clients that terminated leases early in New York City and the Boston region.
Parking and Other Revenue
Parking and other revenue increased by approximately $19.3 million for the year ended December 31, 2022 compared to 2021. Parking revenue increased by approximately $19.7 million and was partially offset by a decrease in other revenue of approximately $0.4 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking primarily in the Boston region.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $66.8 million, or 7.0%, for the year ended December 31, 2022 compared to 2021, due primarily to an increase in operating expenses, including cleaning, utilities, repairs and maintenance, and roads/grounds/security. The increase in operating expenses was primarily driven by an increase in physical occupancy.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2021 and December 31, 2022. Rental revenue and real estate operating expenses increased by approximately $50.1 million and $10.9 million, respectively, for the year ended December 31, 2022 compared to 2021, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2022	2021	Change	2022	2021	Change
			(dollars in thousands)
153 & 211 Second Avenue	June 2, 2021	136,882	$10,446	$5,470	$4,976	$1,106	$547	$559
Shady Grove Innovation District	August 2, 2021	182,290	2,943	1,232	1,711	1,760	885	875
Madison Centre (1)	May 17, 2022	754,988	31,978	—	31,978	8,386	—	8,386
125 Broadway	September 16, 2022	271,000	11,440	—	11,440	1,049	—	1,049
		1,345,160	$56,807	$6,702	$50,105	$12,301	$1,432	$10,869
______________
(1)Rental revenue for the year ended December 31, 2022 includes approximately $0.4 million of termination income.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2021 and December 31, 2022. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $68.6 million and $15.4 million, respectively, for the year ended December 31, 2022 compared to 2021, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
One Five Nine East 53rd Street (1)	First Quarter, 2021	First Quarter, 2021	220,000	$17,909	$15,672	$2,237	$2,668	$3,582	$(914)
200 West Street (2)	Fourth Quarter, 2020	Fourth Quarter, 2021	273,365	16,960	6,612	10,348	5,519	3,181	2,338
Reston Next	Fourth Quarter, 2021	Fourth Quarter, 2022	1,063,236	35,248	2,677	32,571	11,831	1,140	10,691
325 Main Street (3)	Second Quarter, 2022	Second Quarter, 2022	414,008	21,177	—	21,177	2,532	317	2,215
2100 Pennsylvania Avenue	Second Quarter, 2022	N/A	480,000	851	—	851	867	—	867
880 Winter Street (4)	Third Quarter, 2022	Fourth Quarter, 2022	243,618	3,898	2,476	1,422	1,678	1,509	169
			2,694,227	$96,043	$27,437	$68,606	$25,095	$9,729	$15,366
_____________
(1)This is the low-rise portion of 601 Lexington Avenue.
(2)Includes 138,444 square feet of redevelopment that was fully placed in-service in December 2021.
(3)Real estate operating expenses for the year ended December 31, 2021 were related to demolition costs.
(4)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space.
Properties in Development or Redevelopment Portfolio
The table below lists the properties that were in development or redevelopment between January 1, 2021 and December 31, 2022. Rental revenue and real estate operating expenses from our Properties in Development or Redevelopment Portfolio decreased by approximately $3.3 million and $0.2 million, respectively, for the year ended December 31, 2022 compared to 2021, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Development / Redevelopment	Square Feet	2022	2021	Change	2022	2021	Change
			(dollars in thousands)
3625-3635 Peterson Way (1)	April 16, 2021	218,000	$—	$1,753	$(1,753)	$1,059	$459	$600
140 Kendrick Street - Building A	July 1, 2022	104,000	2,866	4,410	(1,544)	902	1,272	(370)
760 Boylston Street	September 12, 2022	118,000	—	247	(247)	608	1,039	(431)
105 Carnegie Center	November 30, 2022	73,000	1,464	1,204	260	826	803	23
		513,000	$4,330	$7,614	$(3,284)	$3,395	$3,573	$(178)
_____________
(1)On April 16, 2021, we removed 3625-3635 Peterson Way, located in Santa Clara, California, from our in-service portfolio. We demolished the building and expect to redevelop the site at a future date.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2021 and December 31, 2022. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $37.2 million and $11.6 million, respectively, for the year ended December 31, 2022 compared to 2021, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2022	2021	Change	2022	2021	Change
				(dollars in thousands)
Office
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$—	$12,649	$(12,649)	$—	$3,999	$(3,999)
195 West Street	March 31, 2022	Office	63,500	749	1,578	(829)	242	734	(492)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	5,190	13,774	(8,584)	1,787	3,903	(2,116)
601 Massachusetts Avenue	August 30, 2022	Office	478,667	28,225	42,753	(14,528)	8,499	13,038	(4,539)
Total Office			1,608,588	34,164	70,754	(36,590)	10,528	21,674	(11,146)

Residential
The Avant at Reston Town Center (1)	November 8, 2022	Residential	329,195	10,682	11,327	(645)	4,361	4,821	(460)
Total Residential			329,195	10,682	11,327	(645)	4,361	4,821	(460)
			1,937,783	$44,846	$82,081	$(37,235)	$14,889	$26,495	$(11,606)
_____________
(1)We retained and continue to own approximately 26,000 square feet of ground-level retail space. Rental Revenue and Real Estate Operating Expenses shown represent the entire property and not just the portion sold.
For additional information on the sales of the above properties refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $9.6 million for the years ended December 31, 2022 compared to 2021. The increase in net operating income was primarily due to the initial lease-up of the Skylyne, which was fully placed in-service during the third quarter of 2020.
The following reflects our occupancy and rate information for our residential same properties for the year ended December 31, 2022 and 2021.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)	2022	2021	Change (%)
Proto Kendall Square	$2,844	$2,615	8.8%	$5.23	$4.80	9.0%	94.9%	93.0%	2.0%	94.2%	92.0%	2.4%
The Lofts at Atlantic Wharf	$4,162	$3,558	17.0%	$4.62	$3.99	15.8%	97.8%	94.2%	3.8%	97.4%	92.2%	5.6%
Signature at Reston	$2,653	$2,358	12.5%	$2.73	$2.44	11.9%	94.9%	88.6%	7.1%	94.5%	86.0%	9.9%
The Skylyne	$3,391	$3,207	5.7%	$4.20	$3.83	9.7%	84.8%	37.8%	124.3%	82.3%	31.6%	160.4%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $12.0 million for the year ended December 31, 2022, representing an increase of approximately $11.4 million compared to the year ended December 31, 2021. As demand for travel has returned, the Boston Marriott Cambridge has seen an increase in occupancy and room rates, which has led to increased net operating income.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the year ended December 31, 2022 and 2021.

	2022	2021	Change (%)
Occupancy	64.6%	33.5%	92.8%
Average daily rate	$315.55	$211.59	49.1%
REVPAR	$203.83	$70.92	187.4%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $0.4 million for the year ended December 31, 2022 compared to 2021. Management services revenue increased by approximately $2.3 million and development services revenue decreased by approximately $1.9 million. The increase in management services revenue was primarily related to an increase in property management fees from an unconsolidated joint venture in the Boston region and asset management fees from unconsolidated joint ventures in the Los Angeles and Seattle regions. The decrease in development services revenue was primarily related to a decrease in development fees earned from unconsolidated joint venture properties in the Washington, DC and Boston regions, which were placed in-service during prior periods.
General and Administrative Expense
General and administrative expense decreased by approximately $5.2 million for the year ended December 31, 2022 compared to 2021 primarily due to a decrease in compensation expense of approximately $11.9 million, partially offset by an approximately $6.7 million increase in other general and administrative expenses. The decrease in compensation expense related to an approximately $12.1 million decrease in the value of our deferred compensation plan and an approximately $0.2 million increase in other compensation expenses. The increase in other general and administrative expenses was primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the year ended December 31, 2022 and 2021 were approximately $16.1 million and $13.7 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $2.1 million for the year ended December 31, 2022 compared to 2021 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures in 2021 that did not occur at the same levels in 2022. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.

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
BXP
Depreciation and amortization expense increased by approximately $32.4 million for the year ended December 31, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2022	2021	Change
	(in thousands)
Same Property Portfolio (1)	$658,008	$660,851	$(2,843)
Properties Acquired Portfolio	43,509	8,904	34,605
Properties Placed In-Service Portfolio (2)	34,869	28,031	6,838
Properties in Development or Redevelopment Portfolio	5,051	3,758	1,293
Properties Sold Portfolio	8,338	15,792	(7,454)
	$749,775	$717,336	$32,439
_____________
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
BPLP
Depreciation and amortization expense increased by approximately $33.3 million for the year ended December 31, 2022 compared to 2021, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2022	2021	Change
	(in thousands)
Same Property Portfolio (1)	$650,774	$652,550	$(1,776)
Properties Acquired Portfolio	43,509	8,904	34,605
Properties Placed In-Service Portfolio (2)	34,869	28,031	6,838
Properties in Development or Redevelopment Portfolio	4,803	3,758	1,045
Properties Sold Portfolio	8,338	15,792	(7,454)
	$742,293	$709,035	$33,258
_____________
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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the year ended December 31, 2022 compared to 2021, loss from unconsolidated joint ventures increased by approximately $57.3 million primarily due to (1) a $50.7 million non-cash impairment charge at our Dock 72 joint venture during the year ended December 31, 2022, (2) a $10.3 million gain on sale of investment from the sale of our Annapolis Junction joint venture interest during the year ended December 31, 2021 and (3) an increase in interest expense due to increasing interest rates on variable rate debt.
The unconsolidated joint venture properties have approximately $4.0 billion of outstanding debt, which is primarily variable rate. Therefore, we expect our share of joint venture income to be impacted by higher interest rates.
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
BXP
Gains on sales of real estate increased by approximately $313.4 million for the year ended December 31, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$22.7
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	96.2
601 Massachusetts Avenue	August 30, 2022	Office	478,667	531.0	512.3	237.4
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
The Avant at Reston Town Center	November 8, 2022	Residential	329,195	141.0	139.6	55.6
				$864.2	$834.8	$436.3	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$8.1	(2)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$191.5	$179.9	115.6
				$191.5	$179.9	$123.7
_____________
(1)Excludes approximately $0.7 million of gains on sales of real estate recognized during the year ended December 31, 2022 related to gains on sales of real estate occurring in the prior year.
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

BPLP
Gains on sales of real estate increased by approximately $315.9 million for the year ended December 31, 2022 compared to 2021, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$23.4
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	99.5
601 Massachusetts Avenue	August 30, 2022	Office	478,667	531.0	512.3	237.5
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
The Avant at Reston Town Center	November 8, 2022	Residential	329,195	141.0	139.6	55.6
				$864.2	$834.8	$440.4	(1)
2021
6595 Springfield Center Drive	December 13, 2018	Office	634,000	N/A	N/A	$8.1	(2)
181, 191 and 201 Spring Street	October 25, 2021	Office	333,000	$191.5	$179.9	117.1
				$191.5	$179.9	$125.2
_____________
(1)Excludes approximately $0.7 million of gains on sales of real estate recognized during the year ended December 31, 2022 related to gains on sales of real estate occurring in the prior year.
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
Gain on sales-type lease
In connection with a ground lease amendment, executed on December 19, 2022 with a third-party hotel developer, we recorded a sales-type lease receivable of approximately $13.0 million, which includes an unguaranteed residual asset of approximately $17,000. The sales-type lease receivable was measured as the present value of the fixed and determinable lease payments, including the unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. In addition, we recorded a gain on sales-type lease of approximately $10.1 million associated with the derecognition of the asset. We did not recognize any interest income during the year ended December 31, 2022 (See Note 4 to the Consolidated Financial Statements).
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $6.2 million for the year ended December 31, 2022 compared to 2021, due primarily to an increase of approximately $7.3 million in interest income due to increased interest earned on our deposits.
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
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the year ended December 31, 2022 and 2021 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the year ended December 31, 2022 and 2021, we recognized gains (losses) of approximately $(6.5) million and $5.6 million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $(6.5) million and $5.6 million during the year ended December 31, 2022 and 2021, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Loss on Non-Real Estate Investment
During the year ended December 31, 2022, we began investing in non-real estate investments, which are primarily environmentally focused investment funds. As a result, we recognized an unrealized loss of $0.2 million due to the observable changes in the fair value of the investments.
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
On March 16, 2021, BPLP repaid $500.0 million, representing all amounts outstanding on its delayed draw term loan facility (“Delayed Draw Facility”) under its prior unsecured revolving credit agreement. We recognized a loss from early extinguishment of debt totaling approximately $0.5 million related to the acceleration of remaining unamortized financing costs.
On October 15, 2021, BPLP used proceeds from its September 2021 offering of unsecured senior notes and borrowings under its new credit facility, which replaced the prior credit facility (as amended and restated, the “2021 Credit Facility”) to complete the redemption of $1.0 billion in aggregate principal amount of its 3.85% senior notes due February 1, 2023. The redemption price was approximately $1.05 billion. The redemption price included approximately $7.9 million of accrued and unpaid interest to, but not including, the redemption date. Excluding the accrued and unpaid interest, the redemption price was approximately 104.284% of the principal amount being redeemed. We recognized a loss from early extinguishment of debt totaling approximately $44.2 million, which amount included the payment of the redemption premium totaling approximately $42.8 million.
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

Interest Expense
Interest expense increased by approximately $13.8 million for the year ended December 31, 2022 compared to 2021, as detailed below.

Component	Change in interest expense for the year ended December 31, 2022 compared to December 31, 2021
(in thousands)
Increases to interest expense due to:
Increase in interest associated with unsecured credit facilities and term loans	$19,592
Issuance of $850 million in aggregate principal of 2.450% senior notes due 2033 on September 29, 2021	15,521
Issuance of $750 million in aggregate principal of 6.750% senior notes due 2027 on November 17, 2022	6,197
Issuance of $850 million in aggregate principal of 2.550% senior notes due 2032 on March 16, 2021	4,577
Amortization expense of financing fees primarily related to the 2022 Unsecured Term Loan	2,525
Increase in interest due to finance lease for one in-service property	618
Decrease in capitalized interest related to development projects	545
Total increases to interest expense	49,575
Decreases to interest expense due to:
Redemption of $1.0 billion in aggregate principal of 3.85% senior notes due 2023 on October 15, 2021	(30,557)
Redemption of $850 million in aggregate principal of 4.125% senior notes due 2021 on February 14, 2021	(4,279)
Other interest expense (excluding senior notes)	(946)
Total decreases to interest expense	(35,782)
Total change in interest expense	$13,793
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the years ended December 31, 2022 and 2021 was approximately $52.1 million and $53.1 million, respectively. These costs are not included in the interest expense referenced above.
We expect our interest expense will be materially greater in 2023 compared to 2022 due to the cessation of capitalized interest on our development deliveries, acquisitions funded by debt, higher interest rates on our floating rate debt, and the impact of refinancing our 2023 debt maturities at materially higher interest rates.
At December 31, 2022, our variable rate debt consisted of BPLP’s $1.5 billion revolving facility (the “Revolving Facility”) and BPLP’s $730.0 million 2022 Unsecured Term Loan. The Revolving Facility and 2022 Unsecured Term Loan had approximately $730.0 million outstanding as of December 31, 2022 (See Note 16 to the Consolidated Financial Statements). For a summary of our consolidated debt as of December 31, 2022 and 2021 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $4.1 million for the year ended December 31, 2022 compared to 2021, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2022	2021	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$12,031	$11,594	$437
Times Square Tower	21,057	20,051	1,006
601 Lexington Avenue	13,865	14,897	(1,032)
100 Federal Street	13,341	12,158	1,183
Atlantic Wharf Office Building	14,563	12,106	2,457
	$74,857	$70,806	$4,051
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $40.8 million for the year ended December 31, 2022 compared to 2021 due primarily to an increase in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Preferred Stock/Unit Redemption Charge
On March 2, 2021, BXP issued a redemption notice for 80,000 shares of its 5.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”), which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock (the “Depositary Shares”). In connection with the redemption of the Series B Preferred Stock, all of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by BPLP. The redemption price per share of Series B Preferred Stock was $2,500, plus all accrued and unpaid dividends to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, we transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and is reflected as a reduction to Net Income Attributable to Boston Properties, Inc. common shareholders and Net Income Attributable to Boston Properties Limited Partnership common unitholders on the Consolidated Income Statement.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations and balloon payments on maturing debt, Including the $500 million of 3.125% unsecured senior notes maturing September 1, 2023;
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
•sales of real estate and interests in joint ventures owning real estate;
•private equity sources, including through our Strategic Capital Program (“SCP”) with large institutional investors; and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.
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

The following table presents information on properties under construction/redevelopment as of December 31, 2022 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at December 31, 2022 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
140 Kendrick - Building A (Redevelopment)	Third Quarter, 2023	Needham, MA	1	104,000	$7,995	$26,600	$—	$—	$18,605	100%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	315,966	356,100	—	—	40,134	84%	(6)
360 Park Avenue South (42% ownership)	First Quarter, 2025	New York, NY	1	450,000	203,545	219,000	92,774	88,164	10,845	—%	(7)
Reston Next Office Phase II	Second Quarter, 2025	Reston, VA	1	90,000	22,954	61,000	—	—	38,046	—%
Platform 16 Building A (55% ownership)	Fourth Quarter, 2026	San Jose, CA	1	389,500	85,471	231,900	—	—	146,429	—%	(8)
Total Office Properties under Construction/Redevelopment			5	1,513,500	635,931	894,600	92,774	88,164	254,059	34%

Laboratory/Life Sciences
751 Gateway (49% ownership)	Second Quarter, 2024	South San Francisco, CA	1	231,000	87,847	127,600	—	—	39,753	100%
103 CityPoint	Third Quarter, 2024	Waltham, MA	1	113,000	44,678	115,100	—	—	70,422	—%
190 CityPoint (formerly 180 CityPoint)	Fourth Quarter, 2024	Waltham, MA	1	329,000	143,389	274,700	—	—	131,311	43%
105 Carnegie Center (Redevelopment)	First Quarter, 2025	Princeton, NJ	1	73,000	631	40,600	—	—	39,969	—%
651 Gateway (50% ownership) (Redevelopment)	Fourth Quarter, 2025	South San Francisco, CA	1	327,000	44,648	146,500	—	—	101,852	7%
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			5	1,073,000	321,193	704,500	—	—	383,307	37%

Residential
Reston Next Residential (508 units) (20% ownership)	Second Quarter, 2026	Reston, VA	1	417,000	11,451	47,700	28,000	3,037	11,286	—%
Total Residential Properties under Construction			1	417,000	11,451	47,700	28,000	3,037	11,286	—

Retail
760 Boylston Street (Redevelopment)	Second Quarter, 2024	Boston, MA	1	118,000	3,071	43,800	—	—	40,729	100%
Reston Next Retail	Fourth Quarter, 2025	Reston, VA	1	33,000	17,198	26,600	—	—	9,402	—%	(9)
Total Retail Properties under Construction/Redevelopment			2	151,000	20,269	70,400	—	—	50,131	78%

Other
View Boston Observatory at The Prudential Center (Redevelopment)	N/A	Boston, MA	—	59,000	151,999	182,300	—	—	30,301	N/A	(10)
Total Properties under Construction/Redevelopment			13	3,213,500	$1,140,843	$1,899,500	$120,774	$91,201	$729,084	37%	(11)

___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through December 31, 2022.
(3)Includes approximately $76.9 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $76.9 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of February 21, 2023, including leases with future commencement dates.
(6)The property was 64% placed in-service as of December 31, 2022.
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
(9)Reston Next Retail was previously included within the Reston Next project.
(10)We expect to place this project in-service and open to the public in the second quarter of 2023.
(11)Percentage leased excludes the residential property and the View Boston Observatory at The Prudential Center (redevelopment) at 800 Boylston Street - The Prudential Center. Estimated total investment excludes approximately $1.2 billion related to the development of 290 Binney Street and approximately $210 million related to the redevelopment of 300 Binney Street which was still in-service at December 31, 2022. We terminated our existing lease agreement with a client at 300 Binney Street to facilitate the redevelopment of the property, which commenced in January 2023. 290 Binney Street and 300 Binney Street are 100% pre-leased. See Note 16 to the Consolidated Financial Statements.

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
We expect our primary uses of capital over the next twelve months will be to fund the continuation and completion of our current and committed development and redevelopment projects, repay debt maturities (as discussed below), service the interest payments on our outstanding indebtedness, and satisfy our REIT distribution requirements.
As of December 31, 2022, we had 13 properties under development or redevelopment. Our share of the estimated total cost for these projects is approximately $1.9 billion, of which approximately $729.1 million remains to be funded with equity through 2026. In the fourth quarter of 2022, we commenced the redevelopment of 105 Carnegie Center in Princeton, New Jersey. 105 Carnegie Center is an approximately 70,000 net rentable square feet property that will be converted into an approximately 73,000 square foot laboratory/life sciences property for an approximate cost of $40.6 million.
In January 2023, we added the following new projects to our active development and redevelopment portfolio (see Note 16 to the Consolidated Financial Statements):
•290 Binney Steet in Cambridge, Massachusetts, an approximately 566,000 net rentable square foot laboratory/life sciences project. The project has a total budget of approximately $1.2 billion and is expected to be completed in 2026. The project is 100% pre-leased to AstraZeneca.
•300 Binney Street in Cambridge, Massachusetts. The conversion of this approximately 195,000 net rentable square foot property into an approximately 240,000 net rentable square foot laboratory/life sciences property has a total budgeted cost of $210.0 million. This project is 100% pre-leased.
As of February, 21, 2023, we had 15 properties under development or redevelopment. Our share of the estimated total cost for these projects is approximately $3.3 billion.
On November 17, 2022, we acquired a 26.69% interest in the joint venture that owns 200 Fifth Avenue for a gross purchase price of approximately $280.2 million, which include $120.1 million of cash and our pro rata share of the outstanding loan secured by the property of $160.1 million. 200 Fifth Avenue is a 14-story, approximately 855,000 square foot LEED Gold certified, premier workplace located in the Midtown South submarket of Manhattan, New York. The property was 93% leased as of December 31, 2022.
In the fourth quarter of 2022, we completed the sale of the residential component of The Avant at Reston Town Center, located in Reston, Virginia, for a gross sale price of $141.0 million. The Avant is a 15-story, approximately 329,000 square foot, excluding retail space, 359-unit, luxury multifamily property.
Aggregating our pro rata share of 2022 capital markets activity, we purchased properties or interests in joint ventures that own property of approximately $1.6 billion, sold properties or parcels of land for gross sales prices of approximately $864.2 million, commenced development and redevelopment projects, including projects that commenced in the first quarter of 2023, of approximately $2.0 billion and completed approximately $1.8 billion of debt financing.
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
On January 4, 2023, we entered into a credit agreement that provided for a $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). Under the credit agreement, we may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan matures on May 16, 2024, with one 12-month extension option, subject to customary conditions. Upon entry into the credit agreement, we borrowed the full $1.2 billion available under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the 2022 Unsecured Term Loan, which was scheduled to mature on May 16, 2023.
After repayment of the $730.0 million 2022 Unsecured Term Loan on January 4, 2023, our remaining 2023 and 2024 debt maturities include (1) $500.0 million aggregate principal amount of BPLP’s 3.125% senior unsecured notes, which mature on September 1, 2023, (2) $700.0 million aggregate principal amount of BPLP’s 3.800% senior unsecured notes, which mature on February 1, 2024 and (3) the $1.2 billion 2023 Unsecured Term Loan. In our unconsolidated joint venture portfolio, we have approximately $603.2 million (our share) of debt maturating in 2023 and 2024. We expect to fund 2023 and 2024 debt maturities using available cash balances, proceeds from asset sales, draws on BPLP’s Revolving Facility, and/or through refinancings. We expect our interest expense will be materially greater in 2023 compared to 2022 due to the cessation of capitalized interest on our development deliveries, acquisitions funded by debt, higher interest rates on our floating rate debt, and the impact of refinancing our 2023 debt maturities at materially higher interest rates.
As of February 21, 2023, we had available cash of approximately $833.3 million (of which approximately $79.9 million is attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors and we believe that our access to capital and our strong liquidity, including the approximately $1.5 billion available under the Revolving Facility and our available cash, as of February 21, 2023, are sufficient to fund our remaining capital requirements on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
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
Inflation
We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our client leases that protect us from, and mitigate the risk of, the impact of inflation. These provisions include rent steps and resets to market, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the rent may not increase frequently enough to fully cover inflation.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $736.8 million and $501.2 million at December 31, 2022 and 2021, respectively, representing an increase of approximately $235.7 million. The following table sets forth changes in cash flows:

	Year ended December 31,
	2022	2021	Change
	(in thousands)
Net cash provided by operating activities	$1,282,399	$1,133,227	$149,172
Net cash used in investing activities	(1,602,802)	(1,039,956)	(562,846)
Net cash provided by (used in) financing activities	556,057	(1,311,442)	1,867,499
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.9 years as of December 31, 2022, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the years ended December 31, 2022 and December 31, 2021 is detailed below:

	Year ended December 31,
	2022	2021
	(in thousands)
Acquisitions of real estate (1)	$(1,320,273)	$(222,260)
Construction in progress (2)	(500,273)	(513,878)
Building and other capital improvements	(177,004)	(150,998)
Tenant improvements	(218,685)	(263,952)
Proceeds from the sales of real estate (3)	834,770	179,887
Proceeds from assignment fee (4)	6,624	—
Capital contributions to unconsolidated joint ventures (5)	(277,581)	(98,152)
Capital distributions from unconsolidated joint ventures (6)	37,122	122
Proceeds from sale of investment in unconsolidated joint venture (7)	—	17,789
Investment in non-real estate investments	(2,404)	—
Proceeds from note receivable (8)	10,000	10,035
Investments in securities, net	4,902	1,451
Net cash used in investing activities	$(1,602,802)	$(1,039,956)
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
On August 2, 2021, we acquired Shady Grove Innovation District in Rockville, Maryland, for a purchase price, including transaction costs, of approximately $118.5 million in cash. Shady Grove Innovation District is an approximately 435,000 net rentable square foot, seven-building office park situated on an approximately 31-acre site. We anticipate we will redevelop or convert Shady Grove Innovation District to support lab or life sciences-related uses.
On June 2, 2021, we acquired 153 & 211 Second Avenue located in Waltham, Massachusetts for a purchase price of approximately $100.2 million in cash. 153 & 211 Second Avenue consists of two life sciences lab buildings totaling approximately 137,000 net rentable square feet.
(2)Construction in progress for the year ended December 31, 2022 included ongoing expenditures associated with 2100 Pennsylvania Avenue, which was partially placed in-service, and 325 Main Street, 880 Winter Street and Reston Next, which were completed and fully placed in-service during the year ended December 31, 2022. In addition, we incurred costs associated with our continued development/redevelopment of 190 CityPoint (formerly 180 CityPoint), View Boston Observatory at The Prudential Center, 103 CityPoint, Reston Next Office Phase II, 140 Kendrick Street Building A, 760 Boylston Street and 105 Carnegie Center.
Construction in progress for the year ended December 31, 2021 includes ongoing expenditures associated with One Five Nine East 53rd Street, which was completed and fully placed in-service during the year ended December 31, 2021. In addition, we incurred costs associated with our continued development/redevelopment of 200 West Street, 325 Main Street, 2100 Pennsylvania Avenue, Reston Next, 190 CityPoint (formerly 180 CityPoint), View Boston Observatory at The Prudential Center and 880 Winter Street.
(3)On November 8, 2022, we completed the sale of the residential component of The Avant at Reston Town Center, located in Reston, Virginia, for a gross sale price of $141.0 million. Net cash proceeds totaled approximately $139.6 million, resulting in a gain on sale of real estate of approximately $55.6 million for BXP and BPLP. The Avant at Reston Town Center is a 15-story, 359-unit, luxury multifamily building consisting of approximately 329,000 net rentable square feet, excluding retail space. We retained ownership of the approximately 26,000 square foot ground-level retail space.
On September 15, 2022, we completed the sale of two parcels of land located in Loudoun County, Virginia for a gross sale price of $27.0 million. Net cash proceeds totaled approximately $25.6 million, resulting in a gain on sale of real estate totaling approximately $24.4 million for BXP and BPLP.
On August 30, 2022, we completed the sale of 601 Massachusetts Avenue located in Washington, DC for a gross sale price of $531.0 million. Net cash proceeds totaled approximately $512.3 million, resulting in a gain on sale of real estate of approximately $237.4 million for BXP and approximately $237.5 million for BPLP. 601 Massachusetts Avenue is an approximately 479,000 net rentable square foot premier workplace.
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
(5)Capital contributions to unconsolidated joint ventures for the year ended December 31, 2022 consisted primarily of cash contributions of approximately $120.8 million, $56.9 million, $45.2 million and $24.7 million to our 200 Fifth Avenue, Gateway Commons, Platform 16 and 751 Gateway joint ventures, respectively. On November 17, 2022, we entered into a new joint venture for 200 Fifth Avenue located in New York, New York.
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2021 consisted primarily of cash contributions of approximately $73.0 million and $11.4 million to our Safeco Plaza and Santa Monica Business Park joint ventures, respectively. On September 1, 2021, we entered into a new joint venture for Safeco Plaza located in Seattle, Washington.
(6)Capital distributions from unconsolidated joint ventures for the year ended December 31, 2022 consisted primarily of cash distributions totaling approximately $21.6 million and $11.6 million from our Metropolitan Square and 7750 Wisconsin Avenue joint ventures, respectively.
(7)On March 30, 2021, we completed the sale of our 50% ownership interest in Annapolis Junction NFM LLC to the joint venture partner for a gross sale price of $65.9 million. Net cash proceeds to us totaled approximately $17.8 million after repayment of our share of debt totaling approximately $15.1 million.
(8)We invest in a non-real estate fund, which is primarily an environmentally focused investment fund, with an aggregate commitment to contribute $10.0 million. As of December 31, 2022, we have contributed $2.4 million, which includes required fees, with $7.8 million remaining to be contributed.
(9)An affiliate of The Bernstein Companies exercised its option to borrow $10.0 million from us, and we provided the financing on June 1, 2020. The financing bore interest at a fixed rate of 8.00% per annum, compounded monthly, and was scheduled to mature on the fifth anniversary of the date on which the base building of the affiliate of The Bernstein Companies’ hotel property was substantially completed. On June 27, 2022, the borrower repaid the loan in full, including approximately $1.6 million of accrued interest.
Proceeds from note receivable consists of the final repayment of a note receivable provided by us to the     buyer in connection with the sale of land at our Tower Oaks property located in Rockville, Maryland, which was collateralized by a portion of the land parcel, bore interest at an effective rate of 1.92% per annum and matured on December 20, 2021.
Cash provided by financing activities for the year ended December 31, 2022 totaled approximately $556.1 million. This amount consisted primarily of borrowings under BPLP’s Revolving Facility and 2022 Unsecured Term Loan and the proceeds from the issuance by BPLP of $750 million in aggregate principal amount of its 6.75% unsecured senior notes due 2027, partially offset by the payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	December 31, 2022
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,758	156,758	$10,593,706
Common Operating Partnership Units	18,210	18,210	1,230,632	(2)
Total Equity		174,968	$11,824,338

Consolidated Debt			$14,240,336
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,600,367
Subtract:
Partners’ share of Consolidated Debt (4)			(1,358,395)
BXP’s Share of Debt			$14,482,308

Consolidated Market Capitalization			$26,064,674
BXP’s Share of Market Capitalization			$26,306,646
Consolidated Debt/Consolidated Market Capitalization			54.63%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			55.05%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on December 30, 2022 of $67.58.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2019 MYLTIP Units) but excludes the 2020 - 2022 MYLTIP Units because the three-year performance periods had not ended as of December 31, 2022.
(3)See page 95 for additional information.
(4)See page 94 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP Common Stock on December 31, 2022, as reported by the New York Stock Exchange, multiplied by (y) the sum of:

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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2020 - 2022 MYLTIP Units are not included in this calculation as of December 31, 2022.
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
For a discussion of our unconsolidated joint venture indebtedness, see “Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and for a discussion of our consolidated joint venture indebtedness see “Liquidity and Capital Resources—Mortgage Notes Payable” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Debt Financing
As of December 31, 2022, we had approximately $14.2 billion of outstanding consolidated indebtedness, representing approximately 54.63% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $10.2 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.69% per annum and maturities in 2023 through 2033, (2) $3.3 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.42% per annum and a weighted-average term of 5.8 years and (3) $730.0 million outstanding under BPLP’s 2022 Unsecured Term Loan that was scheduled to mature on May 16, 2023 and was repaid subsequent to December 31, 2022 (See Notes 7 and 16 to the Consolidated Financial Statements).
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, line of credit, and unsecured term loan, as well as Consolidated Debt Financing Statistics at December 31, 2022 and December 31, 2021.

	December 31,
	2022	2021
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,272,368	$3,267,914
Unsecured senior notes, net	10,237,968	9,483,695
Unsecured line of credit	—	145,000
Unsecured term loan, net	730,000	—
Consolidated Debt	14,240,336	12,896,609
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,600,367	1,383,887
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,358,395)	(1,356,579)
BXP’s Share of Debt	$14,482,308	$12,923,917

	December 31,
	2022	2021
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	94.87%	98.88%
Variable rate	5.13%	1.12%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.62%	3.43%
Variable rate	4.85%	0.98%
Total	3.69%	3.40%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.51%	3.32%
Variable rate	4.85%	0.87%
Total	3.58%	3.29%
Weighted-average maturity at end of period (in years):
Fixed rate	5.6	6.6
Variable rate	0.4	4.5
Total	5.3	6.6
_______________
(1)See page 95 for additional information.
(2)See page 94 for additional information.

Unsecured Credit Facility
On June 15, 2021, BPLP amended and restated its prior credit facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. Among other things, the 2021 Credit Facility (1) extended the maturity date from April 24, 2022 to June 15, 2026, (2) eliminated the $500.0 million delayed draw facility (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions. Based on BPLP’s December 31, 2022 credit rating, (1) the applicable Eurocurrency and LIBOR Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum. The 2021 Credit Facility includes provisions which allow LIBOR Daily Floating Rate to be switched to SOFR.
At December 31, 2022 and February 21, 2023, BPLP had no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.4 million, with the ability to borrow approximately $1.5 billion.
Unsecured Term Loans
On May 17, 2022, BPLP entered into the 2022 Unsecured Term Loan, which provided for a single borrowing of up to $730.0 million. The 2022 Unsecured Term Loan was scheduled to mature on May 16, 2023.
At BPLP’s option, the 2022 Unsecured Term Loan bore interest at a rate per annum equal to (A) (1) a base rate per annum equal to the greater of (a) the federal funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) term SOFR plus 1.00% and (d) 1.00%, or (2) a term SOFR rate per annum equal to the forward-looking SOFR term rate administered by CME Group Benchmark Administration (“CME”) two business days prior to the commencement of such interest period; or if the rate was unavailable, then the forward-looking SOFR term rate administered by CME on the first business day immediately prior thereto, in each case, plus 0.10%, and (B) a margin ranging from zero to 160 basis points based on BPLP’s credit rating.
On May 17, 2022, BPLP exercised its option to draw $730.0 million under the 2022 Unsecured Term Loan (See Notes 3 and 7 to the Consolidated Financial Statements). As of December 31, 2022, the 2022 Unsecured Term Loan bore interest at a variable rate equal to term SOFR plus 0.95% per annum based on BPLP’s credit rating at December 31, 2022. At December 31, 2022, BPLP had $730.0 million outstanding under its 2022 Unsecured Term Loan. The 2022 Unsecured Term Loan was repaid in full on January 4, 2023 with proceeds from the credit agreement entered into on that date (the 2023 Unsecured Term Loan) as further discussed below.
On January 4, 2023, BPLP entered into the 2023 Unsecured Term Loan, which provided for a single borrowing of up to $1.2 billion. Under the credit agreement, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan matures on May 16, 2024, with one 12-month extension option, subject to customary conditions.
At BPLP’s option, the 2023 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the greatest of (a) the Federal Funds rate plus 1/2 of 1%, (b) the administrative agent’s prime rate, (c) Term SOFR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating.
On January 4, 2023, upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the 2022 Unsecured Term Loan, which was scheduled to mature on May 16, 2023. Based on the BPLP’s credit rating upon entry into the credit agreement, the base rate margin is zero basis points and the Term SOFR margin is 85 basis points.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of December 31, 2022, see Note 7 to the
Consolidated Financial Statements.

On November 17, 2022, BPLP completed a public offering of $750.0 million in aggregate principal amount of its 6.750% unsecured senior notes due 2027. The notes were priced at 99.941% of the principal amount to yield an effective rate (including financing fees) of approximately 6.924% per annum to maturity. The notes will mature on December 1, 2027, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $743.5 million after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2022, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at December 31, 2022:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(15,490)	$2,284,510	$913,859	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(12,142)	987,858	444,536	(2)(5)	January 9, 2032
Total			$3,300,000	$(27,632)	$3,272,368	$1,358,395
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2022, the maximum funding obligation under the guarantee was approximately $13.7 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 8 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Contractual aggregate principal payments of mortgage notes payable at December 31, 2022 are as follows:

Principal Payments
Year	(in thousands)
2023	$—
2024	—
2025	—
2026	—
2027	2,300,000
Thereafter	1,000,000
$3,300,000
Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Seventeen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 6 to the Consolidated Financial Statements. At December 31, 2022, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $4.0 billion (of which our proportionate share is approximately $1.6 billion). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2022. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55.00%	4.06%	4.24%	$300,000	$(1,350)	$298,650	$164,258	(2)(3)	July 19, 2025
Market Square North	50.00%	6.11%	6.29%	125,000	(655)	124,345	62,173	(2)(4)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	35,585	(250)	35,335	17,668		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	550,000	(826)	549,174	274,587	(2)	August 9, 2027
Dock 72	50.00%	6.93%	7.19%	198,383	(1,403)	196,980	98,490	(2)(5)	December 18, 2025
The Hub on Causeway - Podium	50.00%	6.18%	6.35%	174,329	(213)	174,116	87,058	(2)(6)	September 6, 2023
Hub50House	50.00%	4.43%	4.51%	185,000	(1,290)	183,710	91,854	(2)(7)	June 17, 2032
100 Causeway Street	50.00%	5.17%	5.38%	337,604	(580)	337,024	168,512	(2)(8)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	4.90%	5.44%	251,542	(464)	251,078	125,539	(2)(9)	April 26, 2023
360 Park Avenue South	42.21%	6.31%	6.77%	209,082	(1,957)	207,125	87,427	(2)(10)	December 14, 2024
Safeco Plaza	33.67%	4.82%	4.96%	250,000	(1,247)	248,753	83,755	(2)(11)	September 1, 2026
500 North Capitol Street, NW	30.00%	4.15%	4.20%	105,000	(25)	104,975	31,493	(2)	June 6, 2023
200 Fifth Avenue	26.69%	4.34%	5.60%	600,000	(9,849)	590,151	148,697	(2)(12)	November 24, 2028
901 New York Avenue	25.00%	3.61%	3.69%	212,200	(357)	211,843	52,961		January 5, 2025
3 Hudson Boulevard	25.00%	7.29%	7.37%	80,000	(32)	79,968	19,992	(2)(13)	July 13, 2023
Metropolitan Square	20.00%	6.59%	7.36%	420,000	(4,158)	415,842	83,168	(2)(14)	April 9, 2024
Reston Next Residential	20.00%	5.74%	6.06%	15,184	(1,507)	13,677	2,735	(2)(15)	May 13, 2026
Total				$4,048,909	$(26,163)	$4,022,746	$1,600,367
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
(4)The loan bears interest at a variable rate equal to the greater of (1) the sum of (x) LIBOR and (y) 2.30% or (2) 2.80% per annum and matures on November 10, 2025, with one, one-year extension option, subject to certain conditions.
(5)The construction financing has a borrowing capacity of $198.4 million. The construction financing bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25%, plus (2) 2.50% per annum and matures on December 18, 2025.
(6)The construction financing has a borrowing capacity to $175.8 million. The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum and matures on September 6, 2023.
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
(12)The loan bears interest at a variable rate equal to LIBOR plus 1.30% per annum and matures on November 24, 2028. The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. In addition to items noted in footnote one above, the GAAP interest rate includes the adjustment required to reflect the loan at fair value upon acquisition.
(13)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of December 31, 2022, the loan has approximately $19.1 million of accrued interest due at the maturity date.
(14)The indebtedness consists of (x) a $305.0 million mortgage loan payable which bears interest at a variable rate equal to SOFR plus approximately 1.81% and matures on April 9, 2024 with three, one-year extension options, subject to certain conditions, and (y) a $115.0 million mezzanine note payable which bears interest at a variable rate equal to SOFR plus 5.25% and matures on April 9, 2024 with three, one-year extension options, subject to certain conditions. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 4.50% per annum on a notional amount of $420.0 million through April 15, 2024.
(15)The construction financing has a borrowing capacity of $140.0 million. The construction financing bears interest at a variable rate equal to SOFR plus 2.00% per annum and matures on May 13, 2026, with two, one-year extension options, subject to certain conditions.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy clients in order to achieve the most favorable construction and permanent financing terms. Approximately 94.9% of our outstanding debt, excluding our unconsolidated joint ventures, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.
At December 31, 2022, our weighted-average coupon/stated rate on our fixed rate outstanding Consolidated Debt was 3.51% per annum. At December 31, 2022, we had $730.0 million of consolidated variable rate debt outstanding. At December 31, 2022, the GAAP interest rate on our variable rate debt was approximately 4.85% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $7.3 million, on an annualized basis, for the year ended December 31, 2022.
The information above does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 6 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”

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

BXP
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$848,947	$496,223	$862,227
Add:
Preferred stock redemption charge	—	6,412	—
Preferred dividends	—	2,560	10,500
Noncontrolling interest—common units of the Operating Partnership	96,780	55,931	97,704
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Net income	1,020,584	631,932	1,018,691
Add:
Depreciation and amortization	749,775	717,336	683,751
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(70,208)	(67,825)	(71,850)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	89,275	71,966	80,925
Corporate-related depreciation and amortization	(1,679)	(1,753)	(1,840)
Impairment loss on investment in unconsolidated joint venture (1)	50,705	—	60,524
Less:
Gain on sale of real estate included within (loss) income from unconsolidated joint ventures (2)	—	10,257	5,958
Gains on sales of real estate	437,019	123,660	618,982
Gain on sales-type lease	10,058	—	—
Unrealized loss on non-real estate investment	(150)	—	—
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Preferred dividends	—	2,560	10,500
Preferred stock redemption charge	—	6,412	—
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,316,668	1,137,961	1,086,501
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	133,115	111,975	108,310
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$1,183,553	$1,025,986	$978,191
Our percentage share of Funds from Operations—basic	89.89%	90.16%	90.03%
Weighted average shares outstanding—basic	156,726	156,116	155,432
 _______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investment in the Dock 72 unconsolidated joint venture for the years ended December 31, 2022 and December 31, 2020.
(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021 and Annapolis Junction Building Eight and two land parcels for the year ended December 31, 2020.

The following tables presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to Diluted FFO attributable to Boston Properties, Inc. for income (numerator) and shares/units (denominator) for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$848,947	$496,223	$862,227
Add:
Preferred stock redemption charge	—	6,412	—
Preferred dividends	—	2,560	10,500
Noncontrolling interest—common units of the Operating Partnership	96,780	55,931	97,704
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Net income	1,020,584	631,932	1,018,691
Add:
Depreciation and amortization	749,775	717,336	683,751
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(70,208)	(67,825)	(71,850)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	89,275	71,966	80,925
Corporate-related depreciation and amortization	(1,679)	(1,753)	(1,840)
Impairment loss on investment in unconsolidated joint venture (1)	50,705	—	60,524
Less:
Gain on sale of real estate included within (loss) income from unconsolidated joint ventures (2)	—	10,257	5,958
Gains on sales of real estate	437,019	123,660	618,982
Gain on sales-type lease	10,058	—	—
Unrealized loss on non-real estate investment	(150)	—	—
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Preferred dividends	—	2,560	10,500
Preferred stock redemption charge	—	6,412	—
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,316,668	1,137,961	1,086,501
Effect of Dilutive Securities:
Stock based compensation	—	—	—
Diluted FFO	1,316,668	1,137,961	1,086,501
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	132,852	111,748	108,256
Diluted FFO attributable to Boston Properties, Inc. (3)	$1,183,816	$1,026,213	$978,245
___________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investment in the Dock 72 unconsolidated joint venture for the years ended December 31, 2022 and December 31, 2020.
(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021 and Annapolis Junction Building Eight and two land parcels for the year ended December 31, 2020.
(3)BXP’s share of diluted Funds from Operations was 89.91%, 90.18% and 90.04% for the years ended December 31, 2022, 2021 and 2020, respectively.

	Year ended December 31,
	2022	2021	2020
	shares/units (in thousands)
Basic Funds from Operations	174,360	173,150	172,643
Effect of Dilutive Securities:
Stock based compensation	411	260	85
Diluted Funds from Operations	174,771	173,410	172,728
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,634	17,034	17,211
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	157,137	156,376	155,517
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.91%, 90.18% and 90.04% for the years ended December 31, 2022, 2021 and 2020, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$957,265	$561,993	$979,979
Add:
Preferred unit redemption charge	—	6,412	—
Preferred distributions	—	2,560	10,500
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Net income	1,032,122	641,771	1,038,739
Add:
Depreciation and amortization	742,293	709,035	676,666
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(70,208)	(67,825)	(71,850)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	89,275	71,966	80,925
Corporate-related depreciation and amortization	(1,679)	(1,753)	(1,840)
Impairment loss on investment in unconsolidated joint venture (1)	50,705	—	60,524
Less:
Gain on sale of investment included within (loss) income from unconsolidated joint ventures (2)	—	10,257	5,958
Gains on sales of real estate	441,075	125,198	631,945
Gain on sales-type lease	10,058	—	—
Unrealized loss on non-real estate investment	(150)	—	—
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Preferred distributions	—	2,560	10,500
Preferred unit redemption charge	—	6,412	—
Funds from Operations attributable to Boston Properties Limited Partnership (3)	$1,316,668	$1,137,961	$1,086,501
Weighted average shares outstanding—basic	174,360	173,150	172,643

 _______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investment in the Dock 72 unconsolidated joint venture for the years ended December 31, 2022 and December 31, 2020.
(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021 and Annapolis Junction Building Eight and two land parcels for the year ended December 31, 2020.
(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2019 MYLTIP Units).
The following tables presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$957,265	$561,993	$979,979
Add:
Preferred unit redemption charge	—	6,412	—
Preferred distributions	—	2,560	10,500
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Net income	1,032,122	641,771	1,038,739
Add:
Depreciation and amortization	742,293	709,035	676,666
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(70,208)	(67,825)	(71,850)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	89,275	71,966	80,925
Corporate-related depreciation and amortization	(1,679)	(1,753)	(1,840)
Impairment loss on investment in unconsolidated joint venture (1)	50,705	—	60,524
Less:
Gain on sale of investment included within (loss) income from unconsolidated joint ventures (2)	—	10,257	5,958
Gains on sales of real estate	441,075	125,198	631,945
Gain on sales-type lease	10,058	—	—
Unrealized loss on non-real estate investment	(150)	—	—
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Preferred distributions	—	2,560	10,500
Preferred unit redemption charge	—	6,412	—
Funds from Operations attributable to Boston Properties Limited Partnership (3)	1,316,668	1,137,961	1,086,501
Effect of Dilutive Securities:
Stock based compensation	—	—	—
Diluted Funds from Operations attributed to Boston Properties Limited Partnership	$1,316,668	$1,137,961	$1,086,501
_______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investment in the Dock 72 unconsolidated joint venture for the years ended December 31, 2022 and December 31, 2020.

(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021 and Annapolis Junction Building Eight and two land parcels for the year ended December 31, 2020.
(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2019 MYLTIP Units).

	Year ended December 31,
	2022	2021	2020
	shares/units (in thousands)
Basic Funds from Operations	174,360	173,150	172,643
Effect of Dilutive Securities:
Stock based compensation	411	260	85
Diluted Funds from Operations	174,771	173,410	172,728
Material Cash Commitments
As of December 31, 2022, we were subject to contractual payment obligations, excluding our unconsolidated joint ventures commitments. For details about our unconsolidated joint venture contractual payment obligations see “Investments in Unconsolidated Joint Ventures - Contractual Obligations” below. Our primary contractual payment obligations, that are not disclosed in other sections of this Annual Report on Form 10-K, are client and development related and described in further detail below. For details about our other contractual payment obligations related to operating and finance leases, mortgage debt, unsecured senior notes, unsecured line of credit and unsecured term loans see Notes 4, 7 and 16 to the Consolidated Financial Statements, respectively.

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Commitments:
Client obligations (1)	$529,173	$473,437	$44,187	$246	$10,790	$513	$—
Construction contracts on development projects	462,803	394,499	66,844	1,460	—	—	—
Total Commitments	$991,976	$867,936	$111,031	$1,706	$10,790	$513	$—
 _______________
(1)Committed client-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2022. The timing and amount of these payments is subject to change.
We invest in a non-real estate fund, which is primarily an environmentally focused investment fund, with an aggregate commitment to contribute $10.0 million. As of December 31, 2022, we have contributed $2.4 million, which includes required fees, with $7.8 million remaining to be contributed.
Investment in Unconsolidated Joint Ventures - Contractual Obligations
As of December 31, 2022, the unconsolidated joint ventures that we have an ownership interest in were subject to contractual payment obligations as described in the table below.  The table represents our share of the contractual obligations. For details about our unconsolidated joint ventures secured debt see “Investment In Unconsolidated Joint Ventures - Secured Debt” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases (1)	$96,559	$861	$873	$908	$944	$957	$92,016
Finance leases (2)	250,476	10,894	10,980	10,980	10,980	10,980	195,662
Total Contractual Obligations	347,035	11,755	11,853	11,888	11,924	11,937	287,678

Commitments:
Client obligations (3)	41,549	23,717	14,038	91	432	3,271	—
Construction contracts on development projects	329,899	193,069	89,581	36,005	11,244	—	—
Total Commitments	371,448	216,786	103,619	36,096	11,676	3,271	—
	$718,483	$228,541	$115,472	$47,984	$23,600	$15,208	$287,678
 _______________
(1)Operating leases include approximately $61.6 million related to renewal options that the joint venture is reasonably certain it will exercise.
(2)Finance leases include approximately $194.7 million related to a purchase option that the joint venture is reasonably certain it will exercise in 2028.
(3)Committed client-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2022. The timing and amount of these payments is subject to change.
We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the year ended December 31, 2022, we paid approximately $302.7 million to fund client-related obligations, including tenant improvements and leasing commissions.
During the year ended December 31, 2022, we and our unconsolidated joint venture partners incurred approximately $415 million of new client-related obligations associated with approximately 4.5 million square feet of second generation leases, or approximately $93 per square foot. In addition, we signed leases for approximately 1.2 million square feet of first generation leases.  The client-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2022, we signed leases for approximately 5.7 million square feet of space and incurred aggregate client-related obligations of approximately $732 million, or approximately $129 per square foot.
New Accounting Pronouncements
As of December 31, 2022, there were no new accounting pronouncements.

ITEM 7A—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loans, net and our corresponding estimate of fair value as of December 31, 2022. As of December 31, 2022, approximately $13.5 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of December 31, 2022, the weighted-average interest rate on our variable rate debt was 4.85% per annum. The following table presents our aggregate debt obligations with corresponding weighted-average GAAP interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 6 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”

	2023	2024	2025	2026	2027	2028+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(4,840)	$(4,840)	$(4,840)	$(4,840)	$2,297,141	$994,587	$3,272,368	$2,744,479
GAAP Average Interest Rate	—%	—%	—%	—%	3.64%	2.93%	3.42%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$488,105	$689,277	$840,541	$1,991,944	$743,326	$5,484,775	$10,237,968	$9,135,512
GAAP Average Interest Rate	3.28%	3.92%	3.35%	3.63%	6.92%	3.33%	3.69%
Variable Rate	730,000	—	—	—	—	—	730,000	730,000
Total Debt	$1,213,265	$684,437	$835,701	$1,987,104	$3,040,467	$6,479,362	$14,240,336	$12,609,991

At December 31, 2022, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.51% per annum. At December 31, 2022, our outstanding variable rate debt totaled $730.0 million. At December 31, 2022, the coupon/stated rate on our variable rate debt was approximately 4.85% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $7.3 million, on an annualized basis, for the year ended December 31, 2022.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions, we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.

We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but if our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are higher than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in higher interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of December 31, 2022, each of the agreements governing our variable rate debt, for our consolidated debt, either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
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
As of the end of Boston Properties, Inc.’s 2022 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2022 was effective.
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
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 107, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Boston Properties, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Assessment of Impairment Indicators of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3 and 6 to the consolidated financial statements, the Company’s total real estate balance was $19,496.4 million and its investments in unconsolidated joint ventures was $1,630.5 million as of December 31, 2022. During 2022, the Company recognized a $50.7 million other-than-temporary impairment related to an investment in an unconsolidated joint venture. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value of unconsolidated joint ventures is calculated using a discounted cash flow model which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, discount rates, and capitalization rates.
The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators for long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management (a) in identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (b) when developing the fair value estimate of the investment in unconsolidated joint venture with an other- than- temporary impairment, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management's identification of the indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures and (b) management’s assumptions related to future occupancy, future rental rates, future capital requirements, discount rate and capitalization rate (collectively referred to as “the significant fair value assumptions”), and (iii) the audit effort related to management’s development of the fair value estimate of the investment in unconsolidated joint venture with an other-than-temporary impairment involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to (i) the identification of the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (ii) developing the fair value estimate of the unconsolidated investment in joint venture with an other- than- temporary impairment. For the identification of the indicators of impairment, these procedures also included, among others, (i) testing management's process for identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures, (ii) evaluating the reasonableness of the models, (iii) testing the completeness and accuracy of the underlying data used in the models, and (iv) evaluating the reasonableness of management’s indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures. Evaluating the operating performance and anticipated hold periods involved considering the current and past performance of the long-lived assets, the consistency with external market and industry data, and whether the indicators were consistent with evidence obtained in other areas of the audit. Evaluating performance of each investment and market conditions involved considering changes in the performance of the investments and market conditions and evidence obtained in other areas of the audit. For the fair value estimate of the unconsolidated investment in joint venture with an other- than- temporary decline, these procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the investment in unconsolidated joint venture relating to the other-than-temporary impairment, (ii) evaluating the appropriateness of management’s discounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the model, and (iv) evaluating the reasonableness of the significant fair value assumptions used by management by considering industry knowledge and data, historical company data, and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the significant fair value assumptions.
Purchase Price Allocation for Long-Lived Asset Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2022, the Company acquired two properties for an aggregate purchase price of $1,316.7 million. Management assesses the fair value of acquired tangible and intangible assets (including land, buildings and improvements, tenant improvements, “above-” and “below-market” leases, leasing costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. Management assesses fair value based on estimated cash flow projections that utilize discount, and/or capitalization rates, and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The principal considerations for our determination that performing procedures relating to the purchase price allocation for long-lived asset property acquisitions is a critical audit matter are (i) the significant judgment by management in developing the fair value estimates of assets acquired and the corresponding purchase price allocation, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to discount rates and capitalization rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocation for long-lived asset property acquisitions, including controls over the assumptions related to discount rates and capitalization rates used to determine the fair value of the assets acquired and the corresponding purchase price allocation. These procedures also included, among others, (i) reading the purchase agreements for all acquisitions, (ii) testing management’s process for developing the fair value estimates of the assets acquired and the corresponding purchase price allocation, (iii) evaluating the appropriateness of management’s discounted cash flow methods, (iv) testing the completeness and accuracy of the underlying data used in the methods, and, (v) evaluating the reasonableness of the significant assumptions used by management, related to the discount rates and capitalization rates by considering industry knowledge and data as well as historical company data and experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the discount rates and capitalization rates assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2023
We have served as the Company’s auditor since 1997.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2022	December 31, 2021
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,789,029 and $6,702,830 at December 31, 2022 and December 31, 2021, respectively)	$25,389,663	$23,752,630
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2022 and December 31, 2021, respectively)	237,510	237,507
Right of use assets - operating leases	167,351	169,778
Less: accumulated depreciation (amounts related to VIEs of $(1,381,401) and $(1,283,060) at December 31, 2022 and December 31, 2021, respectively)	(6,298,082)	(5,883,961)
Total real estate	19,496,442	18,275,954
Cash and cash equivalents (amounts related to VIEs of $259,658 and $300,937 at December 31, 2022 and December 31, 2021, respectively)	690,333	452,692
Cash held in escrows	46,479	48,466
Investments in securities	32,277	43,632
Tenant and other receivables, net (amounts related to VIEs of $16,521 and $6,824 at December 31, 2022 and December 31, 2021, respectively)	81,389	70,186
Related party note receivable, net	78,576	78,336
Notes receivable, net	—	9,641
Sales-type lease receivable, net	12,811	—
Accrued rental income, net (amounts related to VIEs of $367,138 and $357,395 at December 31, 2022 and December 31, 2021, respectively)	1,276,580	1,226,745
Deferred charges, net (amounts related to VIEs of $176,597 and $174,637 at December 31, 2022 and December 31, 2021, respectively)	733,282	618,798
Prepaid expenses and other assets (amounts related to VIEs of $11,647 and $29,668 at December 31, 2022 and December 31, 2021, respectively)	43,589	57,811
Investments in unconsolidated joint ventures	1,715,911	1,482,997
Total assets	$24,207,669	$22,365,258
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,272,368 and $3,267,914 at December 31, 2022 and December 31, 2021, respectively)	$3,272,368	$3,267,914
Unsecured senior notes, net	10,237,968	9,483,695
Unsecured line of credit	—	145,000
Unsecured term loan, net	730,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,604 and $20,458 at December 31, 2022 and December 31, 2021, respectively)	249,335	244,421
Lease liabilities - operating leases	204,686	204,561
Accounts payable and accrued expenses (amounts related to VIEs of $29,466 and $29,464 at December 31, 2022 and December 31, 2021, respectively)	417,545	320,775
Dividends and distributions payable	170,643	169,859
Accrued interest payable	103,774	94,796
Other liabilities (amounts related to VIEs of $114,232 and $150,131 at December 31, 2022 and December 31, 2021, respectively)	450,918	391,441
Total liabilities	15,837,237	14,322,462
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 97,853 and 83,073 units outstanding at redemption value at December 31, 2022 and December 31, 2021, respectively	6,613	9,568

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2022	December 31, 2021
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,836,767 and 156,623,749 issued and 156,757,867 and 156,544,849 outstanding at December 31, 2022 and December 31, 2021, respectively	1,568	1,565
Additional paid-in capital	6,539,147	6,497,730
Dividends in excess of earnings	(391,356)	(625,891)
Treasury common stock at cost, 78,900 shares at December 31, 2022 and December 31, 2021	(2,722)	(2,722)
Accumulated other comprehensive loss	(13,718)	(36,662)
Total stockholders’ equity attributable to Boston Properties, Inc.	6,132,919	5,834,020
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	683,583	642,655
Property partnerships	1,547,317	1,556,553
Total equity	8,363,819	8,033,228
Total liabilities and equity	$24,207,669	$22,365,258

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenue
Lease	$2,918,368	$2,753,014	$2,646,261
Parking and other	107,225	81,814	70,680
Hotel	39,482	13,609	7,478
Development and management services	28,056	27,697	29,641
Direct reimbursements of payroll and related costs from management services contracts	15,450	12,487	11,626
Total revenue	3,108,581	2,888,621	2,765,686
Expenses
Operating
Rental	1,108,070	1,021,151	1,017,208
Hotel	27,478	12,998	13,136
General and administrative	146,378	151,573	133,112
Payroll and related costs from management services contracts	15,450	12,487	11,626
Transaction costs	2,905	5,036	1,531
Depreciation and amortization	749,775	717,336	683,751
Total expenses	2,050,056	1,920,581	1,860,364
Other income (expense)
Loss from unconsolidated joint ventures	(59,840)	(2,570)	(85,110)
Gains on sales of real estate	437,019	123,660	618,982
Gain on sales-type lease	10,058	—	—
Interest and other income (loss)	11,940	5,704	5,953
Other income - assignment fee	6,624	—	—
Gains (losses) from investments in securities	(6,453)	5,626	5,261
Unrealized loss on non-real estate investment	(150)	—	—
Losses from early extinguishment of debt	—	(45,182)	—
Interest expense	(437,139)	(423,346)	(431,717)
Net income	1,020,584	631,932	1,018,691
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(74,857)	(70,806)	(48,260)
Noncontrolling interest—common units of the Operating Partnership	(96,780)	(55,931)	(97,704)
Net income attributable to Boston Properties, Inc.	848,947	505,195	872,727
Preferred dividends	—	(2,560)	(10,500)
Preferred stock redemption charge	—	(6,412)	—
Net income attributable to Boston Properties, Inc. common shareholders	$848,947	$496,223	$862,227
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$5.41	$3.18	$5.54
Weighted average number of common shares outstanding	156,726	156,116	155,432
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders:
Net income	$5.40	$3.17	$5.54
Weighted average number of common and common equivalent shares outstanding	157,137	156,376	155,517
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net income	$1,020,584	$631,932	$1,018,691
Other comprehensive income:
Effective portion of interest rate contracts	19,396	8,544	(7,848)
Amortization of interest rate contracts (1)	6,707	6,704	6,697
Other comprehensive income (loss)	26,103	15,248	(1,151)
Comprehensive income	1,046,687	647,180	1,017,540
Net income attributable to noncontrolling interests	(171,637)	(126,737)	(145,964)
Other comprehensive income attributable to noncontrolling interests	(3,156)	(2,020)	(404)
Comprehensive income attributable to Boston Properties, Inc.	$871,894	$518,423	$871,172
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2019	154,790	$1,548	$200,000	$6,294,719	$(760,523)	$(2,722)	$(48,335)	$600,860	$1,728,689	$8,014,236
Cumulative effect of a change in accounting principle	—	—	—	—	(1,505)	—	—	(174)	—	(1,679)
Redemption of operating partnership units to common stock	857	9	—	29,689	—	—	—	(29,698)	—	—
Allocated net income for the period	—	—	—	—	872,727	—	—	97,704	48,260	1,018,691
Dividends/distributions declared	—	—	—	—	(620,352)	—	—	(68,921)	—	(689,273)
Shares issued pursuant to stock purchase plan	7	—	—	759	—	—	—	—	—	759
Net activity from stock option and incentive plan	65	—	—	9,303	—	—	—	39,318	—	48,621
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	8,219	8,219
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(58,811)	(58,811)
Effective portion of interest rate contracts	—	—	—	—	—	—	(7,066)	(782)	—	(7,848)
Amortization of interest rate contracts	—	—	—	—	—	—	5,511	610	576	6,697
Reallocation of noncontrolling interest	—	—	—	22,321	—	—	—	(22,321)	—	—
Equity, December 31, 2020	155,719	1,557	200,000	6,356,791	(509,653)	(2,722)	(49,890)	616,596	1,726,933	8,339,612
Redemption of operating partnership units to common stock	524	5	—	18,381	—	—	—	(18,386)	—	—
Allocated net income for the period	—	—	—	—	505,195	—	—	55,931	70,806	631,932
Dividends/distributions declared	—	—	—	—	(615,021)	—	—	(68,822)	—	(683,843)
Shares issued pursuant to stock purchase plan	9	—	—	1,004	—	—	—	—	—	1,004
Net activity from stock option and incentive plan	293	3	—	25,607	—	—	—	45,773	—	71,383
Issuance of operating partnership units for 360 Park Avenue South	—	—	—	—	—	—	—	99,689	—	99,689
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	18,002	18,002
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(259,764)	(259,764)
Effective portion of interest rate contracts	—	—	—	—	—	—	7,703	841	—	8,544
Amortization of interest rate contracts	—	—	—	—	—	—	5,525	603	576	6,704
Reallocation of noncontrolling interest	—	—	—	89,570	—	—	—	(89,570)	—	—
Equity, December 31, 2021	156,545	1,565	—	6,497,730	(625,891)	(2,722)	(36,662)	642,655	1,556,553	8,033,228

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Redemption of operating partnership units to common stock	182	3	—	6,536	—	—	—	(6,539)	—	—
Allocated net income for the period	—	—	—	—	848,947	—	—	96,780	74,857	1,020,584
Dividends/distributions declared	—	—	—	—	(614,412)	—	—	(71,714)	—	(686,126)
Shares issued pursuant to stock purchase plan	10	—	—	1,036	—	—	—	—	—	1,036
Net activity from stock option and incentive plan	21	—	—	7,261	—	—	—	46,402	—	53,663
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(85,518)	(85,518)
Effective portion of interest rate contracts	—	—	—	—	—	—	17,435	1,961	—	19,396
Amortization of interest rate contracts	—	—	—	—	—	—	5,509	622	576	6,707
Reallocation of noncontrolling interest	—	—	—	26,584	—	—	—	(26,584)	—	—
Equity, December 31, 2022	156,758	$1,568	$—	$6,539,147	$(391,356)	$(2,722)	$(13,718)	$683,583	$1,547,317	$8,363,819
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,020,584	$631,932	$1,018,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	749,775	717,336	683,751
Amortization of right of use assets - operating leases	2,427	3,516	2,234
Non-cash compensation expense	52,026	50,860	44,142
Loss from unconsolidated joint ventures	59,840	2,570	85,110
Distributions of net cash flow from operations of unconsolidated joint ventures	26,827	21,542	31,892
Losses (gains) from investments in securities	6,453	(5,626)	(5,261)
Allowance for current expected credit losses	(224)	(1,207)	1,849
Non-cash portion of interest expense	25,831	23,368	23,384
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(8,500)	—
Losses from early extinguishments of debt	—	45,182	—
Other income - assignment fee	(6,624)	—	—
Gains on sales of real estate	(437,019)	(123,660)	(618,982)
Gain on sales-type lease	(10,058)	—	—
Unrealized loss on non-real estate investment	150	—	—
Change in assets and liabilities:
Tenant and other receivables, net	(7,621)	4,820	22,550
Notes receivable, net	(152)	(545)	(19)
Accrued rental income, net	(98,075)	(101,548)	(97,099)
Prepaid expenses and other assets	20,099	(20,811)	12,488
Lease liabilities - finance leases	—	—	568
Lease liabilities - operating leases	125	(23,599)	1,533
Accounts payable and accrued expenses	(22,777)	20,025	(4,059)
Accrued interest payable	8,989	(10,839)	16,211
Other liabilities	(24,120)	(28,739)	17,629
Tenant leasing costs	(84,057)	(62,850)	(79,772)
Total adjustments	261,815	501,295	138,149
Net cash provided by operating activities	1,282,399	1,133,227	1,156,840
Cash flows from investing activities:
Acquisitions of real estate	(1,320,273)	(222,260)	(137,976)
Construction in progress	(500,273)	(513,878)	(482,507)
Building and other capital improvements	(177,004)	(150,998)	(160,126)
Tenant improvements	(218,685)	(263,952)	(234,423)
Proceeds from sales of real estate	834,770	179,887	519,303
Proceeds from assignment fee	6,624	—	—
Capital contributions to unconsolidated joint ventures	(277,581)	(98,152)	(172,436)
Capital distributions from unconsolidated joint ventures	37,122	122	55,298
Proceeds from sale of investment in unconsolidated joint venture	—	17,789	—
Investments in non-real estate investments	(2,404)	—	—
Issuance of notes receivable, net	—	—	(9,800)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2022	2021	2020
Proceeds from notes receivable	10,000	10,035	6,397
Investments in securities, net	4,902	1,451	2,551
Net cash used in investing activities	(1,602,802)	(1,039,956)	(613,719)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,201,388	—
Repayments of mortgage notes payable	—	(832,296)	(17,168)
Proceeds from unsecured senior notes	749,557	1,695,996	1,248,125
Redemption of unsecured senior notes	—	(1,841,500)	—
Borrowings on unsecured line of credit	985,000	770,000	265,000
Repayments of unsecured line of credit	(1,130,000)	(625,000)	(265,000)
Borrowings on unsecured term loan	730,000	—	—
Redemption of preferred stock	—	(200,000)	—
Payments on finance lease obligations	—	1,250	—
Repayment of unsecured term loan	—	(500,000)	—
Deferred financing costs	(8,460)	(20,757)	(10,416)
Debt issuance costs	—	(16,186)	—
Debt prepayment and extinguishment costs	—	(43,036)	—
Net activity from equity transactions	(352)	24,214	3,277
Dividends and distributions	(685,019)	(683,753)	(688,904)
Contributions from noncontrolling interests in property partnerships	849	18,002	8,219
Distributions to noncontrolling interests in property partnerships	(85,518)	(259,764)	(58,811)
Net cash provided by (used in) financing activities	556,057	(1,311,442)	484,322
Net increase (decrease) in cash and cash equivalents and cash held in escrows	235,654	(1,218,171)	1,027,443
Cash and cash equivalents and cash held in escrows, beginning of period	501,158	1,719,329	691,886
Cash and cash equivalents and cash held in escrows, end of period	$736,812	$501,158	$1,719,329

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$452,692	$1,668,742	$644,950
Cash held in escrows, beginning of period	48,466	50,587	46,936
Cash and cash equivalents and cash held in escrows, beginning of period	$501,158	$1,719,329	$691,886

Cash and cash equivalents, end of period	$690,333	$452,692	$1,668,742
Cash held in escrows, end of period	46,479	48,466	50,587
Cash and cash equivalents and cash held in escrows, end of period	$736,812	$501,158	$1,719,329

Supplemental disclosures:
Cash paid for interest	$449,903	$465,442	$433,492
Interest capitalized	$52,130	$53,097	$53,881

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(119,534)	$(239,317)	$(99,494)
Change in real estate included in accounts payable and accrued expenses	$97,586	$(25,183)	$(19,848)
Construction in progress, net deconsolidated	$(11,316)	$(299,947)	$—

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2022	2021	2020
Investment in unconsolidated joint ventures recorded upon deconsolidation	$11,316	$107,132	$347,898
Sales-type lease origination	$13,045	$—	$—
Derecognition of assets in exchange for sales-type lease obligation	$(2,987)	$—	$—
Accrued rental income, net deconsolidated	$—	$—	$(4,558)
Tenant leasing costs, net deconsolidated	$—	$—	$(3,462)
Building and other capital improvements, net deconsolidated	$—	$—	$(111,889)
Tenant improvements, net deconsolidated	$—	$—	$(12,331)
Prepaid expenses and other assets, net deconsolidated	$—	$(5,011)	$—
Assumption of mortgage notes payable	$—	$200,311	$—
Mortgage notes payable, net deconsolidation	$—	$(198,381)	$—
Issuance of operating partnership units	$—	$99,689	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$26,887	$—
Dividends and distributions declared but not paid	$170,643	$169,859	$171,082
Conversions of noncontrolling interests to stockholders’ equity	$6,539	$18,386	$29,698
Issuance of restricted securities to employees and non-employee directors	$48,417	$44,405	$42,607

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
As of the end of Boston Properties Limited Partnership’s 2022 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2022 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 120, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2022.

Report of Independent Registered Public Accounting Firm
To the Partners of Boston Properties Limited Partnership
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income, of capital and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Assessment of Impairment Indicators of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3 and 6 to the consolidated financial statements, the Partnership’s total real estate balance was $19,246.5 million and its investments in unconsolidated joint ventures was $1,630.5 million as of December 31, 2022. During 2022, the Partnership recognized a $50.7 million other than temporary impairment related to an investment in an unconsolidated joint venture. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value of unconsolidated joint ventures is calculated using a discounted cash flow model which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, discount rates, and capitalization rates.
The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators for long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management (a) in identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (b) when developing the fair value estimate of the investment in unconsolidated joint venture with an other- than- temporary impairment, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management's identification of the indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures and (b) management’s assumptions related to future occupancy, future rental rates, future capital requirements, discount rate and capitalization rate (collectively referred to as “the significant fair value assumptions”), and (iii) the audit effort related to management’s development of the fair value estimate of the investment in unconsolidated joint venture with an other-than-temporary impairment involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to (i) the identification of the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (ii) developing the fair value estimate of the unconsolidated investment in joint venture with an other- than- temporary impairment. For the identification of the indicators of impairment, these procedures also included, among others, (i) testing management's process for identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures, (ii) evaluating the reasonableness of the models, (iii) testing the completeness and accuracy of the underlying data used in the models, and (iv) evaluating the reasonableness of management’s indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures. Evaluating the operating performance and anticipated hold periods involved considering the current and past performance of the long-lived assets, the consistency with external market and industry data, and whether the indicators were consistent with evidence obtained in other areas of the audit. Evaluating performance of each investment and market conditions involved considering changes in the performance of the investments and market conditions and evidence obtained in other areas of the audit. For the fair value estimate of the unconsolidated investment in joint venture with an other- than- temporary decline, these procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the investment in unconsolidated joint venture relating to the other-than-temporary impairment, (ii) evaluating the appropriateness of management’s discounted cash flow model, (iii) testing the completeness and accuracy of the underlying data used in the model, and (iv) evaluating the reasonableness of the significant fair value assumptions used by management by considering industry knowledge and data, historical Partnership data, and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the significant fair value assumptions.
Purchase Price Allocation for Long-Lived Asset Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2022, the Partnership acquired two properties for an aggregate purchase price of $1,316.7 million. Management assesses the fair value of acquired tangible and intangible assets (including land, buildings and improvements, tenant improvements, “above-” and “below-market” leases, leasing costs, acquired in-place leases, other identified intangible assets and assumed liabilities) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. Management assesses fair value based on estimated cash flow projections that utilize discount, and/or capitalization rates, and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The principal considerations for our determination that performing procedures relating to the purchase price allocation for long-lived asset property acquisitions is a critical audit matter are (i) the significant judgment by management in developing the fair value estimates of assets acquired and the corresponding purchase price allocation, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to discount rates and capitalization rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocation for long-lived asset property acquisitions, including controls over the assumptions related to discount rates and capitalization rates used to determine the fair value of the assets acquired and the corresponding purchase price allocation. These procedures also included, among others, (i) reading the purchase agreements for all acquisitions, (ii) testing management’s process for developing the fair value estimates of the assets acquired and the corresponding purchase price allocation, (iii) evaluating the appropriateness of management’s discounted cash flow methods, (iv) testing the completeness and accuracy of the underlying data used in the methods, and, (v) evaluating the reasonableness of the significant assumptions used by management, related to the discount rates and capitalization rates by considering industry knowledge and data as well as historical Partnership data and experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the discount rates and capitalization rates assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2023
We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2022	December 31, 2021
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,789,029 and $6,702,830 at December 31, 2022 and December 31, 2021, respectively)	$25,022,149	$23,379,243
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2022 and December 31, 2021, respectively)	237,510	237,507
Right of use assets - operating leases	167,351	169,778
Less: accumulated depreciation (amounts related to VIEs of $(1,381,401) and $(1,283,060) at December 31, 2022 and December 31, 2021, respectively)	(6,180,474)	(5,772,018)
Total real estate	19,246,536	18,014,510
Cash and cash equivalents (amounts related to VIEs of $259,658 and $300,937 at December 31, 2022 and December 31, 2021, respectively)	690,333	452,692
Cash held in escrows	46,479	48,466
Investments in securities	32,277	43,632
Tenant and other receivables, net (amounts related to VIEs of $16,521 and $6,824 at December 31, 2022 and December 31, 2021, respectively)	81,389	70,186
Related party note receivable, net	78,576	78,336
Notes receivable, net	—	9,641
Sales-type lease receivable, net	12,811	—
Accrued rental income, net (amounts related to VIEs of $367,138 and $357,395 at December 31, 2022 and December 31, 2021, respectively)	1,276,580	1,226,745
Deferred charges, net (amounts related to VIEs of $176,597 and $174,637 at December 31, 2022 and December 31, 2021, respectively)	733,282	618,798
Prepaid expenses and other assets (amounts related to VIEs of $11,647 and $29,668 at December 31, 2022 and December 31, 2021, respectively)	43,589	57,811
Investments in unconsolidated joint ventures	1,715,911	1,482,997
Total assets	$23,957,763	$22,103,814
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,272,368 and $3,267,914 at December 31, 2022 and December 31, 2021, respectively)	$3,272,368	$3,267,914
Unsecured senior notes, net	10,237,968	9,483,695
Unsecured line of credit	—	145,000
Unsecured term loan, net	730,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,604 and $20,458 at December 31, 2022 and December 31, 2021, respectively)	249,335	244,421
Lease liabilities - operating leases	204,686	204,561
Accounts payable and accrued expenses (amounts related to VIEs of $29,466 and $29,464 at December 31, 2022 and December 31, 2021, respectively)	417,545	320,775
Dividends and distributions payable	170,643	169,859
Accrued interest payable	103,774	94,796
Other liabilities (amounts related to VIEs of $114,232 and $150,131 at December 31, 2022 and December 31, 2021, respectively)	450,918	391,441
Total liabilities	15,837,237	14,322,462
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 97,853 and 83,073 units outstanding at redemption value at December 31, 2022 and December 31, 2021, respectively	6,613	9,568

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2022	December 31, 2021
Noncontrolling interests:
Redeemable partnership units— 16,531,172 and 16,561,186 common units and 1,679,175 and 1,485,376 long term incentive units outstanding at redemption value at December 31, 2022 and December 31, 2021, respectively	1,280,886	2,078,603
Capital:
Boston Properties Limited Partnership partners’ capital— 1,749,682 and 1,745,914 general partner units and 155,008,185 and 154,798,935 limited partner units outstanding at December 31, 2022 and December 31, 2021, respectively	5,299,428	4,173,290
Accumulated other comprehensive loss	(13,718)	(36,662)
Total partners’ capital	5,285,710	4,136,628
Noncontrolling interests in property partnerships	1,547,317	1,556,553
Total capital	6,833,027	5,693,181
Total liabilities and capital	$23,957,763	$22,103,814

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit amounts)

	Year ended December 31,
	2022	2021	2020
Revenue
Lease	$2,918,368	$2,753,014	$2,646,261
Parking and other	107,225	81,814	70,680
Hotel	39,482	13,609	7,478
Development and management services	28,056	27,697	29,641
Direct reimbursements of payroll and related costs from management services contracts	15,450	12,487	11,626
Total revenue	3,108,581	2,888,621	2,765,686
Expenses
Operating
Rental	1,108,070	1,021,151	1,017,208
Hotel	27,478	12,998	13,136
General and administrative	146,378	151,573	133,112
Payroll and related costs from management services contracts	15,450	12,487	11,626
Transaction costs	2,905	5,036	1,531
Depreciation and amortization	742,293	709,035	676,666
Total expenses	2,042,574	1,912,280	1,853,279
Other income (expense)
Loss from unconsolidated joint ventures	(59,840)	(2,570)	(85,110)
Gains on sales of real estate	441,075	125,198	631,945
Gain on sales-type lease	10,058	—	—
Interest and other income (loss)	11,940	5,704	5,953
Other income - assignment fee	6,624	—	—
Gains (losses) from investments in securities	(6,453)	5,626	5,261
Unrealized loss on non-real estate investment	(150)	—	—
Losses from early extinguishment of debt	—	(45,182)	—
Interest expense	(437,139)	(423,346)	(431,717)
Net income	1,032,122	641,771	1,038,739
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(74,857)	(70,806)	(48,260)
Net income attributable to Boston Properties Limited Partnership	957,265	570,965	990,479
Preferred distributions	—	(2,560)	(10,500)
Preferred unit redemption charge	—	(6,412)	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$957,265	$561,993	$979,979
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$5.48	$3.25	$5.67
Weighted average number of common units outstanding	174,360	173,150	172,643
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$5.47	$3.24	$5.67
Weighted average number of common and common equivalent units outstanding	174,771	173,410	172,728

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net income	$1,032,122	$641,771	$1,038,739
Other comprehensive income:
Effective portion of interest rate contracts	19,396	8,544	(7,848)
Amortization of interest rate contracts (1)	6,707	6,704	6,697
Other comprehensive income (loss)	26,103	15,248	(1,151)
Comprehensive income	1,058,225	657,019	1,037,588
Comprehensive income attributable to noncontrolling interests	(75,433)	(71,382)	(48,836)
Comprehensive income attributable to Boston Properties Limited Partnership	$982,792	$585,637	$988,752
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2019	1,727	153,063	$3,380,175	$193,623	$(48,335)	$1,728,689	$5,254,152	$2,468,753
Cumulative effect of a change in accounting principal	—	—	(1,505)	—	—	—	(1,505)	(174)
Net activity from contributions and unearned compensation	1	72	10,062	—	—	—	10,062	39,318
Allocated net income for the period	—	—	882,275	10,500	—	48,260	941,035	97,704
Distributions	—	—	(609,852)	(10,500)	—	—	(620,352)	(68,921)
Conversion of redeemable partnership units	3	853	29,689	—	—	—	29,689	(29,689)
Adjustment to reflect redeemable partnership units at redemption value	—	—	863,795	—	—	—	863,795	(863,795)
Effective portion of interest rate contracts	—	—	—	—	(7,066)	—	(7,066)	(782)
Amortization of interest rate contracts	—	—	—	—	5,511	576	6,087	610
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	8,219	8,219	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(58,811)	(58,811)	—
Equity, December 31, 2020	1,731	153,988	4,554,639	193,623	(49,890)	1,726,933	6,425,305	1,643,024
Net activity from contributions and unearned compensation	5	295	26,614	—	—	—	26,614	45,773
Allocated net income for the period	—	—	512,474	2,560	—	70,806	585,840	55,931
Distributions	—	—	(612,461)	(2,560)	—	—	(615,021)	(68,822)
Issuance of operating partnership units for 360 Park Avenue South	—	—	—	—	—	—	—	99,689
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	10	516	18,386	—	—	—	18,386	(18,386)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(319,950)	—	—	—	(319,950)	319,950
Effective portion of interest rate contracts	—	—	—	—	7,703	—	7,703	841
Amortization of interest rate contracts	—	—	—	—	5,525	576	6,101	603
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	18,002	18,002	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(259,764)	(259,764)	—
Equity, December 31, 2021	1,746	154,799	4,173,290	—	(36,662)	1,556,553	5,693,181	2,078,603

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Net activity from contributions and unearned compensation	1	30	8,291	—	—	—	8,291	46,408
Allocated net income for the period	—	—	860,485	—	—	74,857	935,342	96,780
Distributions	—	—	(614,412)	—	—	—	(614,412)	(71,714)
Conversion of redeemable partnership units	3	179	6,539	—	—	—	6,539	(6,539)
Adjustment to reflect redeemable partnership units at redemption value	—	—	865,235	—	—	—	865,235	(865,235)
Effective portion of interest rate contracts	—	—	—	—	17,435	—	17,435	1,961
Amortization of interest rate contracts	—	—	—	—	5,509	576	6,085	622
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(85,518)	(85,518)	—
Equity, December 31, 2022	1,750	155,008	$5,299,428	$—	$(13,718)	$1,547,317	$6,833,027	$1,280,886

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$1,032,122	$641,771	$1,038,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	742,293	709,035	676,666
Amortization of right of use assets - operating leases	2,427	3,516	2,234
Non-cash compensation expense	52,026	50,860	44,142
Loss from unconsolidated joint ventures	59,840	2,570	85,110
Distributions of net cash flow from operations of unconsolidated joint ventures	26,827	21,542	31,892
Losses (gains) from investments in securities	6,453	(5,626)	(5,261)
Allowance for current expected credit losses	(224)	(1,207)	1,849
Non-cash portion of interest expense	25,831	23,368	23,384
Settlement of accreted debt discount on redemption of unsecured senior notes	—	(8,500)	—
Losses from early extinguishments of debt	—	45,182	—
Other income - assignment fee	(6,624)	—	—
Gains on sales of real estate	(441,075)	(125,198)	(631,945)
Gain on sales-type lease	(10,058)	—	—
Unrealized loss on non-real estate investment	150	—	—
Change in assets and liabilities:
Tenant and other receivables, net	(7,621)	4,820	22,550
Notes receivable, net	(152)	(545)	(19)
Accrued rental income, net	(98,075)	(101,548)	(97,099)
Prepaid expenses and other assets	20,099	(20,811)	12,488
Lease liabilities - finance leases	—	—	568
Lease liabilities - operating leases	125	(23,599)	1,533
Accounts payable and accrued expenses	(22,777)	20,025	(4,059)
Accrued interest payable	8,989	(10,839)	16,211
Other liabilities	(24,120)	(28,739)	17,629
Tenant leasing costs	(84,057)	(62,850)	(79,772)
Total adjustments	250,277	491,456	118,101
Net cash provided by operating activities	1,282,399	1,133,227	1,156,840
Cash flows from investing activities:
Acquisitions of real estate	(1,320,273)	(222,260)	(137,976)
Construction in progress	(500,273)	(513,878)	(482,507)
Building and other capital improvements	(177,004)	(150,998)	(160,126)
Tenant improvements	(218,685)	(263,952)	(234,423)
Proceeds from sales of real estate	834,770	179,887	519,303
Proceeds from assignment fee	6,624	—	—
Capital contributions to unconsolidated joint ventures	(277,581)	(98,152)	(172,436)
Capital distributions from unconsolidated joint ventures	37,122	122	55,298
Proceeds from sale of investment in unconsolidated joint venture	—	17,789	—
Investment in non-real estate investments	(2,404)	—	—

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2022	2021	2020
Issuance of notes receivable, net	—	—	(9,800)
Proceeds from notes receivable	10,000	10,035	6,397
Investments in securities, net	4,902	1,451	2,551
Net cash used in investing activities	(1,602,802)	(1,039,956)	(613,719)
Cash flows from financing activities:
Proceeds from mortgage notes payable	—	1,201,388	—
Repayments of mortgage notes payable	—	(832,296)	(17,168)
Proceeds from unsecured senior notes	749,557	1,695,996	1,248,125
Redemption of unsecured senior notes	—	(1,841,500)	—
Borrowings on unsecured line of credit	985,000	770,000	265,000
Repayments of unsecured line of credit	(1,130,000)	(625,000)	(265,000)
Borrowings on unsecured term loan	730,000	—	—
Repayment of unsecured term loan	—	(500,000)	—
Redemption of preferred units	—	(200,000)	—
Payments on finance lease obligations	—	1,250	—
Deferred financing costs	(8,460)	(20,757)	(10,416)
Debt issuance costs	—	(16,186)	—
Debt prepayment and extinguishment costs	—	(43,036)	—
Net activity from equity transactions	(352)	24,214	3,277
Distributions	(685,019)	(683,753)	(688,904)
Contributions from noncontrolling interests in property partnerships	849	18,002	8,219
Distributions to noncontrolling interests in property partnerships	(85,518)	(259,764)	(58,811)
Net cash provided by (used in) financing activities	556,057	(1,311,442)	484,322
Net increase (decrease) in cash and cash equivalents and cash held in escrows	235,654	(1,218,171)	1,027,443
Cash and cash equivalents and cash held in escrows, beginning of period	501,158	1,719,329	691,886
Cash and cash equivalents and cash held in escrows, end of period	$736,812	$501,158	$1,719,329

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$452,692	$1,668,742	$644,950
Cash held in escrows, beginning of period	48,466	50,587	46,936
Cash and cash equivalents and cash held in escrows, beginning of period	$501,158	$1,719,329	$691,886

Cash and cash equivalents, end of period	$690,333	$452,692	$1,668,742
Cash held in escrows, end of period	46,479	48,466	50,587
Cash and cash equivalents and cash held in escrows, end of period	$736,812	$501,158	$1,719,329

Supplemental disclosures:
Cash paid for interest	$449,903	$465,442	$433,492
Interest capitalized	$52,130	$53,097	$53,881

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2022	2021	2020
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(119,534)	$(238,003)	$(99,494)
Change in real estate included in accounts payable and accrued expenses	$97,586	$(25,183)	$(19,848)
Construction in progress, net deconsolidated	$(11,316)	$(299,947)	$—
Investment in unconsolidated joint ventures recorded upon deconsolidation	$11,316	$107,132	$347,898
Sales-type lease origination	$13,045	$—	$—
Derecognition of assets in exchange for sales-type lease obligation	$(2,987)	$—	$—
Accrued rental income, net deconsolidated	$—	$—	$(4,558)
Tenant leasing costs, net deconsolidated	$—	$—	$(3,462)
Building and other capital improvements, net deconsolidated	$—	$—	$(111,889)
Tenant improvements, net deconsolidated	$—	$—	$(12,331)
Prepaid expense and other assets, net deconsolidated	$—	$(5,011)	$—
Assumption of mortgage notes payable	$—	$200,311	$—
Mortgage notes payable, net deconsolidation	$—	$(198,381)	$—
Issuance of operating partnership units	$—	$99,689	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$26,887	$—
Distributions declared but not paid	$170,643	$169,859	$171,082
Conversions of redeemable partnership units to partners’ capital	$6,539	$18,386	$29,698
Issuance of restricted securities to employees and non-employee directors	$48,417	$44,405	$42,607

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at December 31, 2022 owned an approximate 89.6% (89.7% at December 31, 2021) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
•common units of partnership interest (also referred to as “OP Units”) and
•long term incentive units of partnership interest (also referred to as “LTIP Units”)
Unless specifically noted otherwise, all references to OP Units exclude units held by BXP. A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP is obligated to redeem the OP Unit for cash equal to the value of a share of common stock of BXP (“Common Stock”). In lieu of such cash redemption, BXP may elect to acquire the OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that BXP owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock.
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2022 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2019 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2020 - 2022 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2019 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2020 - 2022 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2019 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 9, 14 and 16).
Properties
At December 31, 2022, the Company owned or had joint venture interests in a portfolio of 194 commercial real estate properties (the “Properties”) aggregating approximately 54.1 million net rentable square feet of primarily premier workplaces, including 13 properties under construction/redevelopment totaling approximately 3.2 million net rentable square feet. At December 31, 2022, the Properties consisted of:
•173 office and life sciences properties (including 10 properties under construction/redevelopment);
•14 retail properties (including two properties under construction/redevelopment);
•six residential properties (including one property under construction); and
•one hotel.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has determined that it is the primary beneficiary for six of the seven entities that are VIEs as of December 31, 2022.
Consolidated Variable Interest Entities
As of December 31, 2022, BXP has identified six consolidated VIEs, including BPLP. Excluding BPLP, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
The Company consolidates these VIEs because it is the primary beneficiary.  The third parties’ interests in these consolidated entities (excluding BPLP’s interest) are reflected as noncontrolling interests in property partnerships in the accompanying consolidated financial statements (See Note 9).
In addition, BXP’s only significant asset is its investment in BPLP and, consequently, substantially all of BXP’s assets and liabilities are the assets and liabilities of BPLP.
Variable Interest Entities Not Consolidated
As of December 31, 2022, the Company has determined that the Platform 16 Holdings LP joint venture is a VIE. The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
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
Capitalized costs include pre-construction costs necessary to the development of the property, development costs (including architectural, engineering and design costs), construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2022, 2021 and 2020 were approximately $52.1 million, $53.1 million and $53.9 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2022, 2021 and 2020 were approximately $16.1 million, $13.7 million and $12.9 million, respectively.
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
Investments in Securities
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of BXP to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2022 and 2021, the Company had maintained approximately $32.3 million and $43.6 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains (losses) of approximately $(6.5) million, $5.6 million and $5.3 million on its investments in the accounts associated with the Company’s deferred compensation plans during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Deferred Charges
Deferred charges include leasing costs and certain financing fees. Leasing costs include acquired intangible in-place lease values and direct and incremental fees and costs incurred in the successful negotiation of leases, including brokerage and other costs which have been deferred and are being amortized on a straight-line basis over the terms of the respective leases. Unamortized leasing costs are charged to expense upon the early termination of the lease. Fully amortized deferred leasing costs are removed from the books upon the expiration of the lease. Financing fees included in deferred charges consist of external fees and costs incurred to obtain the Company’s revolving facility and if applicable, unsecured term loan and construction financing arrangements where there are not sufficient amounts outstanding to report the fees net of the debt liability. Such financing costs have been deferred and are being amortized over the terms of the respective financing and included within interest expense. Unamortized financing costs are charged to expense upon the early repayment or significant modification of the financing. Fully amortized deferred financing costs are removed from the books upon the maturity of the debt.
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
Non-Real Estate Investments
The Company measures its investments in non-real estate investments, which are primarily environmentally focused investment funds, at the readily determinable fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company’s investment in non-real estate investments is shown within Prepaid and Other Assets in the Consolidated Balance Sheet. The Company recognized a net unrealized loss of approximately $0.2 million for the year ended December 31, 2022 due to the observable changes in fair value. Prior to the year ended December 31, 2022, the Company had not invested in non-real estate investments.
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
Accounts of the consolidated entity are included in the accounts of the Company and the noncontrolling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when the Company is not the general partner in a limited partnership and when the Company has neither the requirement nor the intent to provide financial support to the joint venture. The Company classifies distributions received from equity method investees within its Consolidated Statements of Cash Flows using the nature of the distribution approach, which classifies the distributions received on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, debt interest rates and availability, discount rates and capitalization rates that could differ materially from actual results in future periods.
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
Revenue Recognition
In general, the Company commences lease/rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual lease/rental revenue is reported on a straight-line basis over the terms of the respective leases. The impact of the straight-line rent adjustment increased revenue by approximately $108.0 million, $104.3 million and $104.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, as the revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative lease/rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.
The Company must estimate the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of tenants’ accrued rent and accounts receivable balances, management considers tenants’ creditworthiness, current economic trends and changes in tenants’ payment patterns, on a lease-by-lease basis. The Company writes-off the tenant’s receivable balance, including the accrued rent receivable, if the Company considers the balances no longer probable of collection. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If the Company deems the balances no longer probable of collection, the Company writes them off and ceases recognizing lease income, including straight-line rent, unless cash is received (See Note 4). Following a write-off, if (1) the Company subsequently determines that it is probable it will collect substantially all the remaining lessee’s lease payments under the lease term and (2) the lease has not been modified since the write-off, the Company will then reinstate the accrued rent and accounts receivable write-offs, adjusting for the amount related to the period when the lease payments were considered not probable of collection. If the Company’s estimates of collectability differs from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.
The Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $9.1 million, $4.2 million and $6.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2023	$1,306	$13,439
2024	401	9,811
2025	389	9,768
2026	389	8,647
2027	389	5,477
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
Lessor
Operating Leases
The Company leases primarily premier workplaces, including office, life sciences, retail and residential space to tenants. These leases may contain extension and termination options that are predominately at the sole discretion of the tenant, provided certain conditions are satisfied. In a few instances, the leases also contain purchase options, which would be exercisable at fair market value. Also, certain of the Company’s leases include rental payments that are based on a percentage of the tenant sales in excess of contractual amounts.
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
Sales-Type Leases
Sales-type lease receivables are recognized when a lease qualifies as a sales-type lease. The sales-type lease receivable is initially measured at the present value of the fixed and determinable lease payments, including any guaranteed or unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease. The Company evaluates its sales-type lease receivable for impairment under the current expected credit loss standard. Interest income is recognized under the effective interest method. The effective interest method produces a constant yield on the sales-type lease receivable over the term of the lease. Income from these leases are classified as Lease Revenue within the Consolidated Statement of Operations.
Earnings Per Share
Basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders, as adjusted for undistributed earnings (if any) of certain securities issued by BPLP, by the weighted average number of shares of Common Stock outstanding during the year. Diluted EPS reflects the potential dilution that could occur from shares issuable in connection with awards under stock-based compensation plans, including upon the exercise of stock options, and securities of BPLP that are exchangeable for Common Stock.
Earnings Per Common Unit
Basic earnings per common unit is computed by dividing net income available to common unitholders, as adjusted for undistributed earnings (if any) of certain securities issued by BPLP, by the weighted average number of common units outstanding during the year. Diluted earnings per common unit reflects the potential dilution that could occur from units issuable in connection with awards under BXP’s stock-based compensation plans, including upon the exercise of stock options, and conversion of preferred units of BPLP.
Recurring Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for December 31, 2022 and 2021, the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Sales-type lease receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loan	Level 3
_______________
(1)If trading volume for the period is low, the valuation could be categorized as Level 2.
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

The following table presents the aggregate carrying value of the Company’s related party note receivable, net, notes receivable, net, sales-type lease receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,576	$79,220	$78,336	$82,867
Note receivable, net	—	—	9,641	10,000
Sales-type lease receivable, net	12,811	13,045	—	—
Total	$91,387	$92,265	$87,977	$92,867

Mortgage notes payable, net	$3,272,368	$2,744,479	$3,267,914	$3,395,569
Unsecured senior notes, net	10,237,968	9,135,512	9,483,695	9,966,591
Unsecured line of credit	—	—	145,000	145,317
Unsecured term loan, net	730,000	730,000	—	—
Total	$14,240,336	$12,609,991	$12,896,609	$13,507,477
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
Stock-Based Employee Compensation Plans
At December 31, 2022, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.

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
BXP
Equity Offering Costs
Underwriting commissions and offering costs have been reflected as a reduction of additional paid-in capital.
Treasury Stock
BXP’s share repurchases are reflected as treasury stock utilizing the cost method of accounting and are presented as a reduction to consolidated stockholders’ equity.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2022			2021			2020
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$3.42		86.60%	$2.90		73.86%	$2.52		64.91%
Capital gain income	0.53		13.40%	0.57		14.57%	0.99		25.49%
Return of capital	—		—%	0.45		11.57%	0.37		9.60%
Total	$3.95	(1)	100.00%	$3.92	(2)	100.00%	$3.88	(3)	100.00%
 _____________
(1)The fourth quarter 2022 regular quarterly dividend was $0.98 per common share, of which approximately $0.03 per common share was allocable to 2022 and approximately $0.95 per common share was allocable to 2023.
(2)The fourth quarter 2021 regular quarterly dividend was $0.98 per common share, all of which was allocable to 2022.
(3)The fourth quarter 2020 regular quarterly dividend was $0.98 per common share, all of which was allocable to 2021.
Income Taxes
BXP has elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). BXP’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BXP’s consolidated taxable REIT subsidiaries. BXP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BXP has no uncertain tax positions recognized as of December 31, 2022 and 2021. At December 31, 2022, BXP’s tax returns for the years 2019 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.

The Company owns a hotel property that it leases to one of its taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, if applicable, BXP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.
Certain entities included in BXP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
BPLP
Income Taxes
The partners are required to report their respective share of BPLP’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BPLP’s consolidated taxable REIT subsidiaries. BPLP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BPLP has no uncertain tax positions recognized as of December 31, 2022 and 2021. At December 31, 2022, BPLP’s tax returns for the years 2019 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, BPLP has, if applicable, recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.
Certain entities included in BPLP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
3. Real Estate
BXP
Real estate consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Land	$5,189,811	$5,061,169
Right of use assets - finance leases	237,510	237,507
Right of use assets - operating leases	167,351	169,778
Land held for future development (1)	721,501	560,355
Buildings and improvements	15,820,724	14,291,214
Tenant improvements	3,200,743	2,894,025
Furniture, fixtures and equipment	50,310	51,695
Construction in progress	406,574	894,172
Total	25,794,524	24,159,915
Less: Accumulated depreciation	(6,298,082)	(5,883,961)
	$19,496,442	$18,275,954
_______________
(1)Includes pre-development costs.

BPLP
Real estate consisted of the following at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Land	$5,095,102	$4,964,986
Right of use assets - finance leases	237,510	237,507
Right of use assets - operating leases	167,351	169,778
Land held for future development (1)	721,501	560,355
Buildings and improvements	15,547,919	14,014,010
Tenant improvements	3,200,743	2,894,025
Furniture, fixtures and equipment	50,310	51,695
Construction in progress	406,574	894,172
Total	25,427,010	23,786,528
Less: Accumulated depreciation	(6,180,474)	(5,772,018)
	$19,246,536	$18,014,510
_______________
(1)Includes pre-development costs.
Acquisitions
On May 17, 2022, the Company completed the acquisition of Madison Centre in Seattle, Washington for a net purchase price, including transaction costs, of approximately $724.3 million. The acquisition was completed using the proceeds from BPLP’s $730.0 million unsecured term loan (See Note 7). Madison Centre is an approximately 755,000 net rentable square foot, 37-story, LEED-Platinum certified, premier workplace. The following table summarizes the allocation of the purchase price, including transaction costs, of Madison Centre at the date of acquisition (in thousands):

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
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles and the acquired above- and below-market lease intangibles for Madison Centre and 125 Broadway as of their acquisition dates for each of the five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangible
2023	20,940	1,098	6,417
2024	19,582	254	6,386
2025	19,510	254	6,373
2026	19,046	254	6,185
2027	17,901	254	5,780
125 Broadway contributed approximately $11.4 million of revenue and approximately $3.3 million of net income to the Company for the period from September 16, 2022 through December 31, 2022. Madison Centre contributed approximately $32.0 million of revenue and approximately $2.1 million of net income to the Company for the period from May 17, 2022 through December 31, 2022.
Dispositions
On March 31, 2022, the Company completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot office property. 195 West Street contributed approximately $0.4 million of net income to the Company from January 1, 2022 through March 30, 2022 and contributed approximately $0.5 million and $(0.8) million of net income (loss) to the Company for the years ended December 31, 2021 and 2020, respectively.
On April 19, 2021, the Company entered into an agreement to acquire 11251 Roger Bacon Drive in Reston, Virginia for an aggregate purchase price of approximately $5.6 million. On April 7, 2022, the Company executed an agreement to assign its right to acquire 11251 Roger Bacon Drive to a third party for an assignment fee of approximately $6.9 million. Net cash proceeds totaled approximately $6.6 million and are reflected as Other income - assignment fee in the Company's Consolidated Statements of Operations. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres.
On June 15, 2022, the Company completed the sale of its suburban Virginia 95 Office Park properties located in Springfield, Virginia for an aggregate gross sale price of $127.5 million. Net cash proceeds totaled approximately $121.9 million, resulting in a gain on sale of real estate totaling approximately $96.2 million for BXP and approximately $99.5 million for BPLP. Virginia 95 Office Park consists of eleven office/flex properties aggregating approximately 733,000 net rentable square feet. Virginia 95 Office Park contributed approximately $2.3 million of net income to the Company from January 1, 2022 through June 14, 2022 and contributed approximately $7.0 million and $7.8 million of net income to the Company for the years ended December 31, 2021 and 2020, respectively.
On August 30, 2022, the Company completed the sale of 601 Massachusetts Avenue located in Washington, DC for a gross sale price of $531.0 million. Net cash proceeds totaled approximately $512.3 million, resulting in a gain on sale of real estate of approximately $237.4 million for BXP and approximately $237.5 million for BPLP. 601 Massachusetts Avenue is an approximately 479,000 net rentable square foot premier workplace. 601 Massachusetts Avenue contributed approximately $14.9 million of net income to the Company for the period from January 1, 2022 through August 29, 2022, respectively, and contributed approximately $22.4 million and $21.8 million of net income to the Company for the years ended December 31, 2021 and 2020, respectively.
On September 15, 2022, the Company completed the sale of two parcels of land located in Loudoun County, Virginia for an aggregate gross sale price of $27.0 million. Net cash proceeds totaled approximately $25.6 million, resulting in a gain on sale of real estate totaling approximately $24.4 million for BXP and BPLP.
On November 8, 2022, the Company completed the sale of the residential component of The Avant at Reston Town Center, located in Reston, Virginia, for a gross sale price of $141.0 million. Net cash proceeds totaled approximately $139.6 million, resulting in a gain on sale of real estate of approximately $55.6 million for BXP and BPLP. The Avant at Reston Town Center is a 15-story, 359-unit, luxury multifamily building consisting of approximately 329,000 net rentable square feet, excluding retail space. The Company retained ownership of the approximately 26,000 square foot ground-level retail space. The Avant at Reston Town Center contributed approximately $4.1 million of net income to the Company for the period from January 1, 2022 through November 7, 2022, respectively, and contributed approximately $4.0 million and $4.0 million of net income to the Company for the years ended December 31, 2021 and 2020, respectively.

Developments/Redevelopments
On April 27, 2022, the Company entered into a 15-year lease agreement with AstraZeneca for approximately 566,000 net rentable square feet at the Company’s 290 Binney Street future development project. 290 Binney Street is part of the initial phase of a future life sciences development project located in the heart of Kendall Square in Cambridge, Massachusetts. The full project is expected to consist of two buildings aggregating approximately 1.1 million rentable square feet of life sciences space and an approximately 400,000 square foot residential building (See Note 16).
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
On September 8, 2022, the Company terminated its existing lease agreement with its tenant at 300 Binney Street to facilitate the conversion and expansion of the property. 300 Binney Street is a premier workplace with approximately 195,000 net rentable square feet at Kendall Center in Cambridge, Massachusetts that will be redeveloped into approximately 240,000 net rentable square feet of laboratory/life sciences space (See Note 16).
On September 12, 2022, the Company commenced the redevelopment of 760 Boylston Street, a retail project at the Prudential Center located in Boston, Massachusetts. The redevelopment is a modernization of the space consisting of approximately 118,000 net rentable square feet.
On October 19, 2022, the Company completed and fully placed in-service Reston Next, a premier workplace project consisting of two buildings with an aggregate of approximately 1.1 million net rentable square feet, located in Reston, Virginia.
On November 30, 2022, the Company commenced the redevelopment of 105 Carnegie Center, located in Princeton, New Jersey. The redevelopment is a repositioning of the property. 105 Carnegie Center consisted of approximately 70,000 net rentable square feet of office space. When completed, the building will consist of approximately 73,000 net rentable square feet of laboratory/life sciences space.
On December 1, 2022, the Company removed 2096 Gaither Road from its in-service portfolio following the expiration of the last leases on November 30, 2022. 2096 Gaither Road consisted of approximately 50,000 net rentable square feet of office space in the Company’s Shady Grove Innovation District, located in Rockville, Maryland. The Company anticipates it will redevelop or convert 2096 Gaither Road to support lab or life sciences-related uses.
On December 23, 2022, the Company completed and fully placed in-service 880 Winter Street, an approximately 244,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.
4. Leases
The Company estimates the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of these accrued rent and accounts receivable balances, management considers tenant creditworthiness, current economic trends and changes in tenants’ payment patterns, on a lease-by-lease basis. During the years ended December 31, 2021 and 2020, the Company wrote off approximately $1.3 million and $90.3 million, respectively, related to accrued rent, net balances and accounts receivable, net balances. The write-offs were for tenants, primarily in the retail and co-working sectors, that either terminated their leases or for which the Company determined their accrued rent and/or accounts receivable balances were no longer probable of collection.

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
During the year ended December 31, 2022, the Company determined it was probable of collecting substantially all of certain clients’ accrued rent and account receivable balances and, therefore, ceased recognizing revenue from such clients on a cash basis. As a result of returning these clients to accrual basis accounting, the
Company reinstated approximately $1.5 million of accrued rent balances during the year ended December 31, 2022.
Lessee
The Company has four non-cancelable ground lease obligations, as lessee, which were classified as operating leases, with various initial term expiration dates through 2114 for the years ended December 31, 2022, 2021 and 2020. The Company recognizes ground rent expense on a straight-line basis over the term of the respective ground lease agreements. As of December 31, 2022, none of the amounts disclosed below for these ground leases contain variable payments, extension options or residual value guarantees.
The Company has four finance lease obligations with various initial term expiration dates through 2094 for the years ended December 31, 2022, 2021 and 2020.
The following table provides lease cost information for the Company’s operating and finance leases for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year ended December 31,
Lease costs	2022	2021	2020
Operating lease costs	$12,700	$13,151	$13,948
Finance lease costs
Amortization of right of use asset (1)	$697	$547	$56
Interest on lease liabilities (2)	$3,236	$2,471	$583
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
(2)One, two and three of the finance leases relate to assets under development for all or a portion of the years ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, and as such, a portion of the interest amount was capitalized.
The following table provides other quantitative information for the Company’s operating and finance leases as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021
Other information
Weighted-average remaining lease term (in years)
Operating leases	49	50
Finance leases	68	69
Weighted-average discount rate
Operating leases	5.7%	5.7%
Finance leases	6.2%	6.2%

The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of December 31, 2022 (in thousands):

	Operating	Finance
2023	$22,415	$9,306
2024 (1)	22,274	49,343
2025	10,308	9,971
2026	10,100	10,166
2027	9,885	10,364
Thereafter	528,915	1,352,647
Total lease payments	603,897	1,441,797
Less:
Interest portion	399,211	1,192,462
Present value of lease payments	$204,686	$249,335
_______________
(1)Finance lease payments in 2024 include approximately $38.7 million related to a purchase option that the Company is reasonably certain it will exercise.
The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of December 31, 2021 (in thousands):

	Operating	Finance
2022	$19,623	$8,762
2023	25,333	10,826
2024 (1)	10,085	48,605
2025	10,307	9,971
2026	10,100	10,166
Thereafter	538,801	1,363,011
Total lease payments	614,249	1,451,341
Less:
Interest portion	409,688	1,206,920
Present value of lease payments	$204,561	$244,421
_______________
(1)Finance lease payments in 2024 include approximately $38.7 million related to a purchase option that the Company is reasonably certain it will exercise.
Lessor
Operating Leases
The following table summarizes the components of lease revenue recognized during the years ended December 31, 2022, 2021 and 2020 included within the Company's Consolidated Statements of Operations (in thousands):

	Year ended December 31,
Lease Revenue	2022	2021	2020
Fixed contractual payments	$2,426,007	$2,319,362	$2,211,915
Variable lease payments	492,361	433,652	434,346
	$2,918,368	$2,753,014	$2,646,261
The future contractual lease payments to be received (excluding operating expense reimbursements and percentage rent) by the Company as of December 31, 2022, under non-cancelable operating leases which expire on various dates through 2049 (in thousands):

Years Ending December 31,
2023	$2,338,610
2024	2,321,135
2025	2,279,700
2026	2,212,455
2027	2,094,014
Thereafter	13,020,102
No single tenant represented more than 10.0% of the Company’s total lease revenue for the years ended December 31, 2022, 2021 and 2020.
Sales-type Lease
On July 29, 2020, the Company entered into a 99-year ground lease with a third-party hotel developer for land at its Reston Next property located in Reston, Virginia, which will support the development of a 267-room, approximately 241,000 square foot hotel property. The lease commenced on October 21, 2020 and upon commencement, the Company performed classification testing. The ground lease was subject to termination rights and as of the lease commencement date, the Company was not reasonably certain that those termination rights would not be exercised. As such, the Company accounted for the ground lease as an operating lease. On December 19, 2022, the Company amended the ground lease which included the elimination of the termination rights. As a result, this lease was reclassified as a sales-type lease.
The Company recorded a sales-type lease receivable of approximately $13.0 million, which includes an unguaranteed residual asset of approximately $17,000. The sales-type lease receivable was measured as the present value of the fixed and determinable lease payments, including the unguaranteed residual value of the asset at the end of the lease, discounted at the rate implicit in the lease.
In addition, the Company recorded a gain on sales-type lease of approximately $10.1 million associated with the derecognition of the asset. The Company did not recognize any interest income during the year ended December 31, 2022.
The following table provides the future contractual payments to be received as of December 31, 2022 (in thousands):

Sales-Type
2023	$—
2024	31
2025	124
2026	372
2027	756
Thereafter	268,249
Total lease payments to be received	269,532
Less:
Interest portion	256,504
Sales-type lease receivable	13,028
Unguaranteed residual asset	17
Current expected credit loss adjustment	(234)
Sales-type lease receivable, net	$12,811

5. Deferred Charges
Deferred charges consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Leasing costs, including lease related intangibles	$1,095,231	$1,011,229
Financing costs	19,311	19,231
	1,114,542	1,030,460
Less: Accumulated amortization	(381,260)	(411,662)
	$733,282	$618,798
The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2023	$27,659
2024	21,595
2025	21,419
2026	20,571
2027	18,214

6. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2022 and December 31, 2021:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2022	December 31, 2021
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(6,198)	$(1,205)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%		(37,629)	(15,356)
901 New York, LLC	901 New York Avenue	25.00%	(2)	(12,493)	(12,597)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	31,971	33,732
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(9,185)	(7,913)
501 K Street LLC	1001 6th Street	50.00%	(4)	42,922	42,576
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		46,839	48,980
Residential Tower Developer LLC	Hub50House	50.00%		45,414	47,774
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,366	11,505
Office Tower Developer LLC	100 Causeway Street	50.00%		59,716	57,687
1265 Main Office JV LLC	1265 Main Street	50.00%		3,465	3,541
BNY Tower Holdings LLC	Dock 72	50.00%	(5)	(19,921)	28,412
CA-Colorado Center, LLC	Colorado Center	50.00%		233,862	231,479
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		52,152	61,626
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		116,397	116,306
SMBP Venture LP	Santa Monica Business Park	55.00%		164,735	156,639
Platform 16 Holdings LP	Platform 16	55.00%	(6)	158,109	109,086
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%	(7)	324,038	327,148
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,000	27,106
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(8)	69,785	72,545
360 PAS Holdco LLC	360 Park Avenue South	42.21%	(9)	114,992	106,855
PR II/BXP Reston Gateway LLC	Reston Next Residential	20.00%	(10)	11,351	N/A
751 Gateway Holdings LLC	751 Gateway	49.00%	(7)	80,714	N/A
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		120,083	N/A
				$1,630,485	$1,445,926
 _______________
(1)Investments with deficit balances aggregating approximately $85.4 million and $37.1 million at December 31, 2022 and December 31, 2021, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At December 31, 2022 and December 31, 2021, the Company’s economic ownership was approximately 50%.
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
(5)This property includes net equity balances from the amenity joint venture.
(6)This entity is a VIE (See Note 2).
(7)On June 16, 2022, in accordance with the Gateway Commons joint venture agreement, 751 Gateway was segregated into a new single-purpose joint venture.
(8)The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities through which each partner owns its interest in the joint venture.
(9)The Company’s ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 5.837% indirect ownership in the joint venture, and (3) an additional 1% interest in each of the two entities through which each partner owns its interest in the joint venture. The Company’s partners will fund required capital until their aggregate investment is approximately 58% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests.
(10)The Company’s partner will fund required capital until its aggregate investment is approximately 80% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2022	December 31, 2021
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$6,537,554	$5,579,218
Other assets	756,786	586,470
Total assets	$7,294,340	$6,165,688
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$4,022,746	$3,214,961
Other liabilities (2)	716,271	652,135
Members’/Partners’ equity	2,555,323	2,298,592
Total liabilities and members’/partners’ equity	$7,294,340	$6,165,688
Company’s share of equity	$1,238,929	$1,104,175
Basis differentials (3)	391,556	341,751
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,630,485	$1,445,926
_______________
(1)At December 31, 2022 and December 31, 2021, this amount included right of use assets - finance leases totaling approximately $248.9 million. At December 31, 2022 and December 31, 2021, this amount included right of use assets - operating leases totaling approximately $21.2 million and $22.3 million, respectively.
(2)At December 31, 2022 and December 31, 2021, this amount included lease liabilities - finance leases totaling approximately $382.2 million and $385.5 million, respectively. At December 31, 2022 and December 31, 2021, this amount included lease liabilities - operating leases totaling approximately $30.5 million and $30.4 million, respectively.
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

	December 31, 2022	December 31, 2021
Property	(in thousands)
Colorado Center	$301,820	$304,776
200 Fifth Avenue	94,497	N/A
Gateway Commons	47,808	51,009
Dock 72	(98,980)	(50,051)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $85.4 million and $37.1 million at December 31, 2022 and December 31, 2021, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Total revenue (1)	$512,078	$383,649	$319,560
Expenses
Operating	198,632	158,498	144,347
Transaction costs	837	470	1,027
Depreciation and amortization	181,041	147,121	141,853
Total expenses	380,510	306,089	287,227
Other income (expense)
Loss from early extinguishment of debt	(1,327)	—	—
Interest expense	(154,065)	(108,884)	(98,051)
Unrealized gain on derivative instruments	1,681	—	—
Gains on sales of real estate (2)	—	—	11,737
Net loss	$(22,143)	$(31,324)	$(53,981)

Company’s share of net loss	$(2,551)	$(10,254)	$(16,256)
Gain on sale of investment (3)	—	10,257	—
Impairment loss on investment (4)	(50,705)	—	(60,524)
Basis differential (5)	(6,584)	(2,573)	(8,330)
Loss from unconsolidated joint ventures	$(59,840)	$(2,570)	$(85,110)
_______________
(1)Includes straight-line rent adjustments of approximately $62.9 million, $17.2 million and $(10.1) million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)For the year ended December 31, 2020, represents the gain on sale of Annapolis Junction Building Eight and two land parcels. The gain on sale of real estate is included in Loss from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.
(3)During the year ended December 31, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.
(4)During the years ended December 31, 2022 and December 31, 2020, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture that owns Dock 72 in Brooklyn, New York totaling approximately $50.7 million and $60.5 million, respectively.
(5)Includes straight-line rent adjustments of approximately $0.5 million, $0.8 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Also includes net above-/below-market rent adjustments of approximately $0.4 million, $0.4 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
On January 18, 2022, a joint venture in which the Company owns a 50% interest commenced the redevelopment of 651 Gateway located in South San Francisco, California. 651 Gateway is a premier workplace that is being converted to approximately 327,000 net rentable square feet of life sciences space.
On February 2, 2022, a joint venture in which the Company owns a 55% interest commenced the development of the first phase of Platform 16, a premier workplace project located in San Jose, California, that is expected to contain approximately 1.1 million net rentable square feet upon completion. The first phase of the development projects includes the construction of an approximately 390,000 net rentable square foot premier workplace building and a below-grade parking garage.
On March 28, 2022, a joint venture in which the Company owns a 20% interest refinanced with a new lender the debt secured by its Metropolitan Square property located in Washington, DC. At the time of the refinancing, the loan had an outstanding balance of approximately $294.1 million, bore interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.65%, plus (2) 4.75% per annum and was scheduled to mature on July 7, 2022, with two, one-year extension options, subject to certain conditions. There was no prepayment penalty associated with the prepayment of the previous mortgage loan. The joint venture recognized a loss from early extinguishment of debt totaling approximately $1.3 million due to the write-off of unamortized deferred financing costs. In conjunction with the refinancing, the joint venture settled its interest rate cap agreement, entered into in 2020, to limit its exposure to increases in the LIBOR rate. The new mortgage and mezzanine loans have an aggregate principal balance of $420.0 million, bear interest at a weighted average variable rate equal to the Secured Overnight Financing Rate (“SOFR“) plus 2.75% per annum and mature on April 9, 2024, with three, one-year extension options, subject to certain conditions. The joint venture distributed excess loan proceeds from the new mortgage and mezzanine loans totaling approximately $100.5 million, of which the Company’s share totaled approximately $20.1 million. On September 1, 2022, the joint venture entered into an interest rate cap agreement that capped SOFR at 4.50% per annum on a notional amount of $420.0 million through April 15, 2024. Metropolitan Square is a premier workplace with approximately 657,000 net rentable square feet located in Washington, DC.
On April 18, 2022, a joint venture in which the Company owns a 50% interest extended the maturity date of the construction loan collateralized by its Hub50House property to June 19, 2022. At the time of the extension, the loan had an outstanding balance of approximately $176.5 million, bore interest at a variable rate equal to LIBOR plus 2.00% per annum and was scheduled to mature on April 19, 2022. On June 17, 2022, the joint venture repaid the existing construction loan and obtained a new mortgage loan. The new mortgage loan has a principal balance of $185.0 million, bears interest at a variable rate equal to SOFR plus 1.35% per annum and matures on June 17, 2032. At closing, the joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts. In conjunction with the new mortgage loan, the joint venture paid off the existing construction loan. At the time of the payoff of the construction loan, the outstanding balance of the loan totaled approximately $176.7 million. The joint venture distributed excess loan proceeds from the new mortgage loan totaling approximately $6.8 million, of which the Company’s share totaled approximately $3.4 million. Hub50House is a residential property that consists of approximately 320,000 net rentable square feet and 440 residential units located in Boston, Massachusetts.
On May 13, 2022, the Company entered into a joint venture with a third party to own, operate and develop Reston Next Residential located in Reston, Virginia. Reston Next Residential is expected to consist of 508 residential rental units upon completion. The Company contributed approximately $11.3 million of improvements at closing and will contribute cash totaling approximately $3.5 million post closing for its 20% ownership interest in the joint venture. The partner contributed approximately $0.5 million of cash at closing and will contribute cash totaling approximately $58.7 million in the future for its 80% ownership interest in the joint venture. As a result of the partner’s deferred contribution, as of the acquisition date, the Company owned an approximately 96% interest in the joint venture. On May 13, 2022, the joint venture commenced development and entered into a construction loan collateralized by the property. The construction loan has a principal amount of up to $140.0 million, bears interest at a variable rate equal to SOFR plus 2.00% per annum and matures on May 13, 2026, with two, one-year extension options, subject to certain conditions.
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
On August 8, 2022, a joint venture in which the Company owns a 50% interest modified the construction loan collateralized by its Dock 72 property located in Brooklyn, New York. At the time of the modification, the loan had an outstanding balance totaling approximately $198.4 million, a total commitment amount of $250.0 million, bore interest at a variable rate equal to LIBOR plus 3.35% per annum, and was scheduled to mature on December 18, 2023. The modified construction loan bore interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25% plus (2) 3.10% per annum, has a total commitment amount of approximately $198.4 million, and continued to mature on December 18, 2023. On December 22, 2022, the joint venture further modified the construction loan. The further modified construction loan bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25% plus (2) 2.50% per annum, has a total commitment amount of approximately $198.4 million, and matures on December 18, 2025. During December 2022, the Company recognized a non-cash impairment charge totaling approximately $50.7 million, which represented the other-than temporary decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns Dock 72. The Company assessed the impairment and concluded that it was other than temporary. The Company determined that its valuation of the investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment including an exit capitalization rate of 5.75%, a discount rate on the Company’s equity investment (the property is encumbered by mortgage debt) of 7.0% and leasing the currently available space over the period of 2023-2026. Dock 72 is a premier workplace with approximately 669,000 net rentable square feet.
On September 9, 2022, a joint venture in which the Company owns an approximate 33.67% interest modified the mortgage loan collateralized by its Safeco Plaza property located in Seattle, Washington. At the time of the modification, the loan had an outstanding balance of approximately $250.0 million, bore interest at a variable rate equal to the greater of (x) 2.35% or (y) LIBOR plus 2.20% per annum, and was scheduled to mature on September 1, 2026. The modified mortgage loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum and continues to mature on September 1, 2026. In conjunction with the loan modification, the joint venture entered into an interest rate cap agreement that capped SOFR at 2.50% per annum on a notional amount of $250.0 million through September 1, 2023. Safeco Plaza is a premier workplace with approximately 765,000 net rentable square feet.
On November 17, 2022, the Company acquired a 26.69% interest in the joint venture that owns 200 Fifth Avenue located in New York, New York, for a gross purchase price of approximately $280.2 million, which included $120.1 million of cash and the Company’s pro rata share of the outstanding loan secured by the property of $160.1 million. The mortgage loan bears interest at a variable rate equal to LIBOR plus 1.30% per annum and matures on November 24, 2028. The joint venture has interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. 200 Fifth Avenue is a 14-story, approximately 855,000 square-foot, LEED Gold certified, premier workplace located in the Midtown South submarket.
On December 7, 2022, a joint venture in which the Company owns a 50% interest modified the mortgage loan collateralized by its Market Square North property located in Washington, DC. At the time of the modification the loan had an outstanding balance of approximately $125.0 million, bore interest at a variable rate equal to (1) the greater of (x) LIBOR or (y) 0.50%, plus (2) 2.30% per annum, and was scheduled to mature on November 10, 2025, with one, one-year extension option subject to certain conditions. The modified mortgage loan bears interest at a variable rate equal to the greater of (1) the sum of (x) the “benchmark rate”, (y) 2.30% and (z) the adjustment applicable to such “benchmark rate” (approximately 0.11% for Term SOFR), or (2) 2.80%. For the period December 7, 2022 through March 9, 2023, the “benchmark rate” means LIBOR, and for the period after March 10, 2023, through the maturity date, Term SOFR. The modified mortgage loan continues to mature on November 10, 2025, with a one-year extension option subject to certain conditions. Market Square North is a premier workplace with approximately 418,000 net rentable square feet located in Washington, DC.
On December 23, 2022, a joint venture in which the Company owns a 50% interest modified the construction loan collateralized by its The Hub on Causeway – Podium property located in Boston, Massachusetts. At the time of the modification, the loan had an outstanding balance of approximately $174.3 million, bore interest at a variable rate equal to LIBOR plus 2.25% per annum, and was scheduled to mature on September 6, 2023. The modified construction loan continues to bear interest at a variable rate equal to LIBOR plus 2.25% per annum for the period from December 23, 2022 through April 30, 2023. For the period from May 1, 2023 through the maturity date, the construction loan bears interest at a variable rate equal to Term SOFR plus 2.35% per annum. The modified construction loan continues to mature on September 6, 2023. The Hub on Causeway – Podium is a premier workplace with approximately 380,000 net rentable square feet located in Boston, Massachusetts.
On December 23, 2022, a joint venture in which the Company owns a 50% interest modified the construction loan collateralized by its 100 Causeway Street property located in Boston, Massachusetts. At the time of the modification, the loan had an outstanding balance of approximately $337.6 million, bore interest at a variable rate equal to LIBOR plus 1.50% per annum, and was scheduled to mature on September 5, 2023, with two, one-year extension options, subject to certain conditions. The modified construction loan continues to bear interest at a variable rate equal to LIBOR plus 1.50% per annum for the period from December 23, 2022 through April 30, 2023. For the period from May 1, 2023 through the maturity date, the construction loan will bear interest at a variable rate equal to Term SOFR plus 1.60% per annum. The modified construction loan continues to mature on September 5, 2023, with two, one-year extension options, subject to certain conditions. 100 Causeway Street is a premier workplace with approximately 630,000 net rentable square feet located in Boston, Massachusetts.

7. Debt
Mortgage Notes Payable
The Company had outstanding mortgage notes payable totaling approximately $3.3 billion as of December 31, 2022 and 2021, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through January 9, 2032.
Fixed rate mortgage notes payable totaled approximately $3.3 billion at December 31, 2022 and 2021, with contractual interest rates ranging from 2.79% to 3.43% per annum at December 31, 2022 and 2021 (with a weighted-average interest rate of 3.24% at December 31, 2022 and 2021). There were no variable rate mortgage loans at December 31, 2022 and 2021.
Contractual aggregate principal payments of mortgage notes payable at December 31, 2022 are as follows (dollars in thousands):

Principal Payments
2023	$—
2024	—
2025	—
2026	—
2027	2,300,000
Thereafter	1,000,000
Total aggregate principal payments	3,300,000
Less:
Deferred financing costs, net	27,632
Total carrying value of mortgage notes payable, net	$3,272,368
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2022 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes	3.125%	3.279%	$500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
Total principal			10,300,000
Less:
Net unamortized discount			14,094
Deferred financing costs, net			47,938
Total			$10,237,968

_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
On November 17, 2022, BPLP completed a public offering of $750.0 million in aggregate principal amount of its 6.750% unsecured senior notes due 2027. The notes were priced at 99.941% of the principal amount to yield an effective rate (including financing fees) of approximately 6.924% per annum to maturity. The notes will mature on December 1, 2027, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $743.5 million after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2022, BPLP was in compliance with each of these financial restrictions and requirements.
Unsecured Credit Facility
On June 15, 2021, BPLP amended and restated its prior credit facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. Among other things, the 2021 Credit Facility (1) extended the maturity date from April 24, 2022 to June 15, 2026, (2) eliminated the $500.0 million delayed draw facility, (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions.
At BPLP’s option, loans under the 2021 Credit Facility will bear interest at a rate per annum equal to (1) (a) in the case of loans denominated in Dollars, LIBOR, (b) in the case of loans denominated in Euro, EURIBOR, (c) in the case of loans denominated in Canadian Dollars, CDOR, and (d) in the case of loans denominated in Sterling, SONIA, in each case, plus a margin ranging from 70.0 to 140.0 basis points based on BPLP’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the Administrative Agent’s prime rate, (c) LIBOR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 40 basis points based on BPLP’s credit rating. The 2021 Credit Facility includes provisions which allow LIBOR Daily Floating Rate to be switched to SOFR.
The 2021 Credit Facility also features a sustainability-linked pricing component such that if BPLP meets certain sustainability performance targets, the applicable per annum interest rate will be reduced by one basis point. The LIBOR replacement provisions in the 2021 Credit Facility permit the use of rates based on the secured overnight financing rate administered by the Federal Reserve Bank of New York plus an applicable spread adjustment. In addition, the 2021 Credit Facility contains a competitive bid option for up to 65% of the Revolving Facility that allows banks that are part of the lender consortium to bid to make loan advances to BPLP at a reduced interest rate.
Pursuant to the 2021 Credit Facility, BPLP is obligated to pay (1) in quarterly installments a facility fee on the total commitment under the Revolving Facility at a rate per annum ranging from 0.10% to 0.30% based on BPLP’s credit rating and (2) an annual fee on the undrawn amount of each letter of credit ranging from 0.70% to 1.40% based on BPLP’s credit rating.
Based on BPLP’s December 31, 2022 credit rating, (1) the applicable Eurocurrency and LIBOR Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
At December 31, 2022, BPLP had no amount outstanding under its Revolving Facility. At December 31, 2021, BPLP had $145.0 million outstanding under its Revolving Facility.
Unsecured Term Loan
On May 17, 2022, BPLP entered into the 2022 Unsecured Term Loan, which provided for a single borrowing of up to $730.0 million. The 2022 Unsecured Term Loan matures on May 16, 2023 (See Note 16).

At BPLP’s option, the 2022 Unsecured Term Loan bore interest at a rate per annum equal to (A) (1) a base rate per annum equal to the greater of (a) the federal funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) term SOFR plus 1.00% and (d) 1.00%, or (2) a term SOFR rate per annum equal to the forward-looking SOFR term rate administered by CME Group Benchmark Administration (“CME”) two business days prior to the commencement of such interest period; or if the rate was unavailable, then the forward-looking SOFR term rate administered by CME on the first business day immediately prior thereto, in each case, plus 0.10%, and (B) a margin ranging from zero to 160 basis points based on BPLP’s credit rating.
On May 17, 2022, BPLP exercised its option to draw $730.0 million under the 2022 Unsecured Term Loan (See Note 3). As of December 31, 2022, the 2022 Unsecured Term Loan bore interest at a variable rate equal to term SOFR plus 0.95% per annum based on BPLP’s credit rating at December 31, 2022. At December 31, 2022, BPLP had $730.0 million outstanding under the 2022 Unsecured Term Loan (see Note 16).
2021 Credit Facility and 2022 Unsecured Term Loan Compliance
The 2021 Credit Facility and 2022 Unsecured Term Loan contain customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay, in the case of the 2021 Credit Facility, all outstanding amounts and the cancellation of all commitments outstanding under the 2021 Credit Facility and, in the case of the 2022 Unsecured Term Loan, any outstanding amount under the 2022 Unsecured Term Loan. Among other covenants, the 2021 Credit Facility and the 2022 Unsecured Term Loan require that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2022, BPLP was in compliance with each of these financial and other covenant requirements.
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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $26.5 million at December 31, 2022.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2022, the maximum funding obligation under the guarantee was approximately $13.7 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of December 31, 2022, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
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
Concentrations of Credit Risk
Management of the Company performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees and/or other financial guarantees. Although the Company’s properties are geographically diverse and tenants operate in a variety of industries, to the extent the Company has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company.
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

9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2022, the noncontrolling interests in BPLP consisted of 16,531,172 OP Units, 1,679,175 LTIP Units (including 464,036 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2019 (i.e., 2012 OPP and 2013 - 2019 MYLTIP awards)), 203,278 2020 MYLTIP Units, 350,989 2021 MYLTIP Units and 253,453 2022 MYLTIP Units held by parties other than BXP.
Noncontrolling Interest—Common Units
During the years ended December 31, 2022 and 2021, 182,929 and 523,969 OP Units, respectively, were presented by the holders for redemption (including 78,249 and 148,442 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At December 31, 2022, BPLP had outstanding 203,278 2020 MYLTIP Units, 350,989 2021 MYLTIP Units and 253,453 2022 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2021 MYLTIP and 2022 MYLTIP only, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on Common Stock, less the distributions actually paid during the performance period on all of the awarded 2021 MYLTIP Units and 2022 MYLTIP Units.
On February 6, 2020, the measurement period for the Company’s 2017 MYLTIP awards ended and, based on BXP’s relative total stockholder return (“TSR”) performance, the final awards were determined to be 83.8% of target, or an aggregate of approximately $17.6 million (after giving effect to employee separations). As a result, an aggregate of 270,942 2017 MYLTIP Units that had been previously granted were automatically forfeited.
On February 5, 2021, the measurement period for the Company’s 2018 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final awards were determined to be 29.2% of target, or an aggregate of approximately $4.6 million (after giving effect to employee separations). As a result, an aggregate of 285,925 2018 MYLTIP Units that had been previously granted were automatically forfeited.
On December 14, 2021, BPLP issued approximately 866,503 OP Units as partial consideration for the acquisition of 360 Park Avenue South in New York, New York. The OP Units issued totaled approximately $99.7 million based on the average closing price per share of BXP’s common stock for the five trading days immediately preceding the closing date.
On February 4, 2022, the measurement period for the Company’s 2019 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 69.0% of target, or an aggregate of approximately $8.6 million (after giving effect to employee separations). As a result, an aggregate of 144,043 2019 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2018 MYLTIP Units and, after the February 4, 2022 measurement date, the 2019 MYLTIP Units) and its distributions on the 2019 MYLTIP Units (prior to the February 4, 2022 measurement date) and 2020 - 2022 MYLTIP Units (after the February 1, 2022 issuance date of the 2022 MYLTIP Units) that occurred during the year ended December 31, 2022:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 30, 2022	January 30, 2023	$0.98	$0.098
September 30, 2022	October 31, 2022	$0.98	$0.098
June 30, 2022	July 29, 2022	$0.98	$0.098
March 31, 2022	April 29, 2022	$0.98	$0.098
December 31, 2021	January 28, 2022	$0.98	$0.098
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
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2019 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at December 31, 2022 was approximately $1.3 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $67.58 per share on December 30, 2022.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.5 billion and $1.6 billion at December 31, 2022 and December 31, 2021, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.

10. Stockholders’ Equity / Partners’ Capital
BXP
As of December 31, 2022, BXP had 156,757,867 shares of Common Stock outstanding.
As of December 31, 2022, BXP owned 1,749,682 general partnership units and 155,008,185 limited partnership units in BPLP.
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
During the year ended December 31, 2022, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock. During the year ended December 31, 2021, BXP issued 247,920 shares of Common Stock upon the exercise of options to purchase Common Stock.
During the years ended December 31, 2022 and December 31, 2021, BXP issued 182,929 and 523,969 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared during the years ended December 31, 2022, 2021 and 2020:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 30, 2022	January 30, 2023	$0.98	$0.98
September 30, 2022	October 31, 2022	$0.98	$0.98
June 30, 2022	July 29, 2022	$0.98	$0.98
March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98
September 30, 2021	October 29, 2021	$0.98	$0.98
June 30, 2021	July 30, 2021	$0.98	$0.98
March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98
September 30, 2020	October 30, 2020	$0.98	$0.98
June 30, 2020	July 31, 2020	$0.98	$0.98
March 31, 2020	April 30, 2020	$0.98	$0.98
December 31, 2019	January 30, 2020	$0.98	$0.98
Preferred Stock
At December 31, 2020, BXP had 80,000 shares (8,000,000 Depositary Shares each representing 1/100th of a share) outstanding of its 5.25% Series B Preferred Stock with a liquidation preference of $2,500.00 per share ($25.00 per Depositary Share). BXP paid cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share. BXP did not have the right to redeem the Series B Preferred Stock prior to March 27, 2018, except in certain circumstances relating to the preservation of BXP’s REIT status. On and after March 27, 2018, BXP, at its option, could redeem the Series B Preferred Stock for a cash redemption price of $2,500.00 per share ($25.00 per Depositary Share), plus all accrued and unpaid dividends. The Series B Preferred Stock was not redeemable by the holders, had no maturity date and was not convertible into any other security of BXP or its affiliates.
On March 2, 2021, BXP issued a redemption notice for 80,000 shares of its 5.25% Series B Cumulative Redeemable Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock. The redemption price per share of Series B Preferred Stock was $2,500, plus all accrued and unpaid dividends to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, the Company transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. The excess of the redemption price over the carrying value of the Series B Preferred Stock and Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and is reflected as a reduction to Net Income Attributable to Boston Properties, Inc. Common Shareholders and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders on the Consolidated Income Statements.
On April 1, 2021, BXP redeemed all of the outstanding shares of Series B Preferred Stock and all of the outstanding Depositary Shares. In connection with the redemption of the Series B Preferred Stock, all of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by BPLP.
The following table presents BXP’s dividend per share on its Series B Preferred Stock paid during the years ended December 31, 2021 and 2020:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125
November 4, 2020	November 16, 2020	$32.8125
August 3, 2020	August 17, 2020	$32.8125
May 1, 2020	May 15, 2020	$32.8125
February 4, 2020	February 18, 2020	$32.8125
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. Common Shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders to the Company’s share of Net Operating Income for the years ended December 31, 2022, 2021 and 2020.

BXP

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$848,947	$496,223	$862,227
Add:
Preferred stock redemption charge	—	6,412	—
Preferred dividends	—	2,560	10,500
Noncontrolling interest—common units of the Operating Partnership	96,780	55,931	97,704
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Interest expense	437,139	423,346	431,717
Losses from early extinguishment of debt	—	45,182	—
Unrealized loss on non-real estate investment	150	—	—
Net operating income from unconsolidated joint ventures	146,081	107,756	94,943
Loss from unconsolidated joint ventures	59,840	2,570	85,110
Depreciation and amortization expense	749,775	717,336	683,751
Transaction costs	2,905	5,036	1,531
Payroll and related costs from management services contracts	15,450	12,487	11,626
General and administrative expense	146,378	151,573	133,112
Less:
Net operating income attributable to noncontrolling interests in property partnerships	191,812	186,304	162,887
Gains (losses) from investments in securities	(6,453)	5,626	5,261
Other income - assignment fee	6,624	—	—
Interest and other income (loss)	11,940	5,704	5,953
Gain on sales-type lease	10,058	—	—
Gains on sales of real estate	437,019	123,660	618,982
Direct reimbursements of payroll and related costs from management services contracts	15,450	12,487	11,626
Development and management services revenue	28,056	27,697	29,641
Company’s share of Net Operating Income	$1,883,796	$1,735,740	$1,626,131

BPLP

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$957,265	$561,993	$979,979
Add:
Preferred unit redemption charge	—	6,412	—
Preferred distributions	—	2,560	10,500
Noncontrolling interests in property partnerships	74,857	70,806	48,260
Interest expense	437,139	423,346	431,717
Losses from early extinguishment of debt	—	45,182	—
Unrealized loss on non-real estate investment	150	—	—
Net operating income from unconsolidated joint ventures	146,081	107,756	94,943
Loss from unconsolidated joint ventures	59,840	2,570	85,110
Depreciation and amortization expense	742,293	709,035	676,666
Transaction costs	2,905	5,036	1,531
Payroll and related costs from management services contracts	15,450	12,487	11,626
General and administrative expense	146,378	151,573	133,112
Less:
Net operating income attributable to noncontrolling interests in property partnerships	191,812	186,304	162,887
Gains (losses) from investments in securities	(6,453)	5,626	5,261
Other income - assignment fee	6,624	—	—
Interest and other income (loss)	11,940	5,704	5,953
Gain on sales-type lease	10,058	—	—
Gains on sales of real estate	441,075	125,198	631,945
Direct reimbursements of payroll and related costs from management services contracts	15,450	12,487	11,626
Development and management services revenue	28,056	27,697	29,641
Company’s share of Net Operating Income	$1,883,796	$1,735,740	$1,626,131
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, unrealized loss on non-real estate investment, net operating income from unconsolidated joint ventures, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales-type lease, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Preferred stock/unit redemption charge, preferred dividends/distributions, interest expense, losses from early extinguishment of debt, unrealized loss on non-real estate investment, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gain on sales-type lease, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income attributable to common shareholders/unitholders.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. On September 1, 2021, the Company invested in a joint venture that acquired Safeco Plaza located in Seattle, Washington. As such, the Seattle region was identified as a segment during the third quarter of 2021. The Company also presents information for each segment by property type, including Premier Workplace (which includes office, life sciences and retail), Residential and Hotel.
Parking and other revenue for the year ended December 31, 2022 increased by approximately $25.4 million compared to 2021. These increases were primarily in transient and monthly parking revenue.

Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$1,005,156	$—	$1,031,479	$534,397	$31,978	$365,402	$2,968,412
Residential	15,086	—	—	14,769	—	27,326	57,181
Hotel	39,482	—	—	—	—	—	39,482
Total	1,059,724	—	1,031,479	549,166	31,978	392,728	3,065,075
% of Grand Totals	34.58%	—%	33.65%	17.92%	1.04%	12.81%	100.00%
Rental Expenses:
Premier Workplace	360,218	—	391,293	183,353	8,386	135,237	1,078,487
Residential	5,961	—	—	11,371	—	12,251	29,583
Hotel	27,478	—	—	—	—	—	27,478
Total	393,657	—	391,293	194,724	8,386	147,488	1,135,548
% of Grand Totals	34.66%	—%	34.46%	17.15%	0.74%	12.99%	100.00%
Net operating income	$666,067	$—	$640,186	$354,442	$23,592	$245,240	$1,929,527
% of Grand Totals	34.52%	—%	33.18%	18.37%	1.22%	12.71%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(45,822)	—	(145,990)	—	—	—	(191,812)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	34,233	53,023	1,594	12,785	7,690	36,756	146,081
Company’s share of net operating income	$654,478	$53,023	$495,790	$367,227	$31,282	$281,996	$1,883,796
% of Grand Totals	34.75%	2.81%	26.32%	19.49%	1.66%	14.97%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the year ended December 31, 2021:

	Boston	Los Angeles	New York	San Francisco	Seattle		Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$930,560	$—	$1,012,172	$508,620	$—		$340,808	$2,792,160
Residential	13,397	—	—	3,892	—		25,379	42,668
Hotel	13,609	—	—	—	—		—	13,609
Total	957,566	—	1,012,172	512,512	—		366,187	2,848,437
% of Grand Totals	33.62%	—%	35.53%	17.99%	—%		12.86%	100.00%
Rental Expenses:
Premier Workplace	322,298	—	379,267	168,040	—		127,102	996,707
Residential	5,811	—	—	6,717	—		11,916	24,444
Hotel	12,998	—	—	—	—		—	12,998
Total	341,107	—	379,267	174,757	—	—	139,018	1,034,149
% of Grand Totals	32.98%	—%	36.67%	16.90%	—%		13.45%	100.00%
Net operating income	$616,459	$—	$632,905	$337,755	$—		$227,169	$1,814,288
% of Grand Totals	33.98%	—%	34.88%	18.62%	—%		12.52%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(43,232)	—	(143,072)	—	—		—	(186,304)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	16,551	51,641	(664)	14,152	2,498		23,578	107,756
Company’s share of net operating income	$589,778	$51,641	$489,169	$351,907	$2,498		$250,747	$1,735,740
% of Grand Totals	33.98%	2.98%	28.18%	20.27%	0.14%		14.45%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the year ended December 31, 2020:

	Boston	Los Angeles	New York	San Francisco	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$897,915	$—	$935,966	$508,327	$336,587	$2,678,795
Residential	13,616	—	—	155	24,375	38,146
Hotel	7,478	—	—	—	—	7,478
Total	919,009	—	935,966	508,482	360,962	2,724,419
% of Grand Totals	33.73%	—%	34.36%	18.66%	13.25%	100.00%
Rental Expenses:
Premier Workplace	318,509	—	384,753	163,156	132,051	998,469
Residential	5,378	—	—	2,261	11,100	18,739
Hotel	13,136	—	—	—	—	13,136
Total	337,023	—	384,753	165,417	143,151	1,030,344
% of Grand Totals	32.71%	—%	37.35%	16.05%	13.89%	100.00%
Net operating income	$581,986	$—	$551,213	$343,065	$217,811	$1,694,075
% of Grand Totals	34.35%	—%	32.54%	20.25%	12.86%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(41,849)	—	(121,038)	—	—	(162,887)
Add: Company’s share of net operating income from unconsolidated joint ventures	10,765	57,907	(5,326)	14,928	16,669	94,943
Company’s share of net operating income	$550,902	$57,907	$424,849	$357,993	$234,480	$1,626,131
% of Grand Totals	33.88%	3.56%	26.12%	22.02%	14.42%	100.00%
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

	Year ended December 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$848,947	156,726	$5.42
Allocation of undistributed earnings to participating securities	(891)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	848,056	156,726	5.41
Effect of Dilutive Securities:
Stock Based Compensation	—	411	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$848,056	157,137	$5.40

	Year ended December 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	156,116	$3.18
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	156,116	$3.18
Effect of Dilutive Securities:
Stock Based Compensation	—	260	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	156,376	$3.17

	Year ended December 31, 2020
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$862,227	155,432	$5.55
Allocation of undistributed earnings to participating securities	(748)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	$861,479	155,432	$5.54
Effect of Dilutive Securities:
Stock Based Compensation	—	85	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$861,479	155,517	$5.54

BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2019 MYLTIP Units required, and the 2020 - 2022 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,634,000, 17,034,000 and 17,211,000 redeemable common units for the years ended December 31, 2022, 2021 and 2020, respectively.

	Year ended December 31, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$957,265	174,360	$5.49
Allocation of undistributed earnings to participating securities	(991)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$956,274	174,360	$5.48
Effect of Dilutive Securities:
Stock Based Compensation	—	411	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$956,274	174,771	$5.47

	Year ended December 31, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	173,150	$3.25
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	173,150	$3.25
Effect of Dilutive Securities:
Stock Based Compensation	—	260	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	173,410	$3.24

	Year ended December 31, 2020
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,979	172,643	$5.68
Allocation of undistributed earnings to participating securities	(830)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,149	172,643	$5.67
Effect of Dilutive Securities:
Stock Based Compensation	—	85	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$979,149	172,728	$5.67

13. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($305,000, $290,000 and $285,000 in 2022, 2021 and 2020, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2022, 2021 and 2020 was approximately $4.8 million, $4.7 million and $4.0 million, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of BXP to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2022 and 2021, the Company had maintained approximately $31.7 million and $42.7 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2022 and 2021 was approximately $31.7 million and $42.7 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
14. Stock Option and Incentive Plan
At BXP’s 2021 annual meeting of stockholders held on May 20, 2021, its stockholders approved the Boston Properties, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan replaces the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”) and no further awards will be issued under the 2012 Plan. The material features of the 2021 Plan include, among other things: (i) the maximum number of shares of common stock reserved and available for issuance under the 2021 Plan is 5,400,000 shares less one share for every one share that was granted between March 4, 2021 and May 19, 2021 under the 2012 Plan, (ii) shares of common stock underlying awards granted under the 2021 Plan or the 2012 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2021 Plan and, with respect to “full-value” awards under the 2021 Plan or the 2012 Plan, shares tendered or held back for taxes and shares previously reserved for issuance pursuant to such an award to the extent that such shares are not issued and are no longer issuable pursuant to such an award (e.g., in the event that a full-value award that may be settled in cash or by issuance of shares of common stock is settled in cash) will be added back to the shares available for issuance under the 2021 Plan, (iii) the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock units, restricted stock, unrestricted stock, dividend equivalent rights, cash-based awards and other equity-based awards (including LTIP Units) is permitted, (iv) stock options may not be repriced and “underwater” stock options may not be exchanged for another award or cash without stockholder approval; and (v) the term of the 2021 Plan is for ten years from the date of stockholder approval.
On February 1, 2022, BXP’s Compensation Committee approved the 2022 MYLTIP awards under the 2021 Plan to certain officers and employees of BXP. The 2022 MYLTIP awards consist of two, equally weighted (50% each) components that utilize BXP’s TSR over a three-year measurement period as the performance metric.
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
On February 5, 2021, the measurement period for the Company’s 2018 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final awards were determined to be 29.2% of target, or an aggregate of approximately $4.6 million (after giving effect to employee separations). As a result, an aggregate of 285,925 2018 MYLTIP Units that had been previously granted were automatically forfeited.
On February 6, 2020, the measurement period for the Company’s 2017 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final awards were determined to be 83.8% of target, or an aggregate of approximately $17.6 million (after giving effect to employee separations). As a result, an aggregate of 270,942 2017 MYLTIP Units that had been previously granted were automatically forfeited.
BXP issued 41,818, 57,383 and 29,630 shares of restricted common stock and BPLP issued 280,616, 281,640 and 207,181 LTIP Units to employees and non-employee directors under the 2012 Plan and the 2021 Plan during the years ended December 31, 2022, 2021 and 2020, respectively. BXP did not issue any non-qualified stock options under the 2012 Plan or 2021 Plan during the years ended December 31, 2022, 2021 and 2020. BPLP issued 254,061 2022 MYLTIP Units, 352,021 2021 MYLTIP Units and 203,278 2020 MYLTIP Units to employees under the 2012 Plan and 2021 Plan during the years ended December 31, 2022, 2021 and 2020, respectively. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Because the 2012 OPP Units and 2013 - 2022 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP’s Consolidated Balance Sheets and Partners’ Capital in BPLP’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and 2017 - 2022 MYLTIP Units was approximately $50.7 million, $49.7 million and $43.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there was (1) an aggregate of approximately $20.6 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $4.9 million of unrecognized compensation expense related to unvested 2020 - 2022 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 1.9 years.
The shares of restricted stock were valued at approximately $4.7 million ($111.47 per share weighted-average), $5.8 million ($100.60 per share weighted-average) and $4.0 million ($133.81 per share weighted-average) for the years ended December 31, 2022, 2021 and 2020, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2022, 2021 and 2020 were valued at approximately $28.9 million, $23.8 million and $26.3 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2022, 2021 and 2020 was $103.06, $84.43 and $127.14, respectively. The per unit fair value of each LTIP Unit granted in 2022, 2021 and 2020 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 1.71%, 0.65% and 1.47% and an expected price volatility of 31.0%, 30.0% and 18.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2022, 2021 and 2020.
A summary of the status of BXP’s stock options as of December 31, 2022, 2021 and 2020 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2019	395,353	$96.37
Exercised	(43,792)	$91.60
Outstanding at December 31, 2020	351,561	$96.97
Exercised	(247,920)	$96.95
Outstanding at December 31, 2021	103,641	$97.01
Exercised	—	$—
Outstanding at December 31, 2022	103,641	$97.01

The following table summarizes information about BXP’s stock options outstanding at December 31, 2022:

Options Outstanding			Options Exercisable
Number Outstanding at 12/31/22	Weighted-Average Remaining Contractual Life	Exercise Price	Number Exercisable at 12/31/22	Exercise Price
54,282	0.3 years	$95.69	54,282	$95.69
49,359	0.1 years	$98.46	49,359	$98.46

There was no total intrinsic value for the outstanding and exercisable stock options as of December 31, 2022. In addition, BXP had 103,641 and 103,641 options exercisable and vested at a weighted-average exercise price of $97.01 and $97.01 at December 31, 2022 and 2021, respectively.
BXP adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. BXP issued 9,813, 9,846 and 7,195 shares with the weighted-average purchase price equal to $87.30 per share, $89.73 per share and $90.53 per share under the Stock Purchase Plan during the years ended December 31, 2022, 2021 and 2020, respectively.
15. Related Party Transactions
A firm controlled by Mr. Raymond A. Ritchey’s brother was paid aggregate leasing commissions of approximately $914,000 during the year ended December 31, 2020 related to certain exclusive leasing arrangements for certain Northern Virginia properties. There were no payments made for the years ended December 31, 2022 and 2021. In addition, Mr. Ritchey’s brother is employed by a real estate brokerage firm and participated in brokerage activities for which the Company paid the firm approximately $1.6 million, $1.9 million and $3.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Mr. Ritchey is a Senior Executive Vice President of BXP.
On July 13, 2018, the Company entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate an office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City. The Company owns a 25% interest in, and is the managing member of, the joint venture. The Company provided $80.0 million of mortgage financing to the joint venture that bears interest at a variable rate equal to LIBOR plus 3.50% per annum and matures on July 13, 2023, with extension options, subject to certain conditions. The loan has been reflected as a Related Party Note Receivable, Net on the Company’s Consolidated Balance Sheets. The Company has recognized interest income of approximately $5.6 million, $3.6 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company's policy is to record notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
In accordance with the 2021 Plan, and as approved by its Board of Directors, seven non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2022. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of BXP’s Common Stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by BXP. The deferred stock units may be settled in shares of Common Stock upon the cessation of such director’s service on the Board of Directors of BXP. The non-employee director compensation program provides, subject to certain conditions, the non-employee directors holding deferred stock units with the ability to elect, following cessation of their service on BXP’s Board of Directors, to diversify their investment elections into non-employer securities on a pre-tax basis and receive tax-deferred returns on such deferrals, which will ultimately be settled in cash. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the non-employee director in the future. At

December 31, 2022 and 2021, the Company had maintained approximately $0.6 million and $0.9 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the non-employee director and earnings on the deferred compensation pursuant to investments elected by the non-employee director. The Company’s liability as of December 31, 2022 and 2021 was approximately $0.6 million and $0.9 million, respectively, which is included in the accompanying Consolidated Balance Sheets. The terms of the non-employee director compensation program require the classification of these deferred stock units as temporary equity on the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units. On December 16, 2021, in connection with the resignation of a director’s service on the Board of Directors of BXP, BXP issued 498 shares of Common Stock in settlement of the director’s outstanding deferred stock units. At December 31, 2022 and 2021, BXP had outstanding 97,853 and 83,073 deferred stock units, respectively.
16. Subsequent Events
On January 4, 2023, BPLP entered into the 2023 Unsecured Term Loan, which provided for a single borrowing of up to $1.2 billion. Under the credit agreement, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan matures on May 16, 2024, with one 12-month extension option, subject to customary conditions. Upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the 2022 Unsecured Term Loan, which was scheduled to mature on May 16, 2023 (see Note 7).
At BPLP’s option, loans under the 2023 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the greatest of (a) the Federal Funds rate plus 1/2 of 1%, (b) the administrative agent’s prime rate, (c) Term SOFR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating. Based on BPLP’s credit rating upon entry into the credit agreement, the base rate margin is 0 basis points and the Term SOFR margin is 0.85%. The 2023 Unsecured Term Loan currently bears interest at a rate equal to adjusted Term SOFR plus 0.85%.
On January 5, 2023, the Company commenced the development of 290 Binney Street, an approximately 566,000 net rentable square feet laboratory/life sciences project in Cambridge, Massachusetts. Concurrent with the commencement of this project, the Company began demolition of the existing Kendall Center Blue Parking Garage to support the development of this project. 290 Binney Street is 100% pre-leased to AstraZeneca (See Note 3).
On January 30, 2023, the Company commenced the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts. 300 Binney Street consisted of an approximately 195,000 net rentable square foot premier workplace that is being redeveloped into approximately 240,000 net rentable square feet of laboratory/life sciences space. The project is 100% pre-leased to a life sciences organization.
On January 31, 2023, the Company acquired a 50% interest in a joint venture that owns 13100 and 13150 Worldgate Drive located in Herndon, Virginia for a gross purchase price of approximately $17.0 million. The acquisition was completed with available cash. 13100 and 13150 Worldgate Drive consists of two vacant office buildings aggregating approximately 350,000 rentable square feet and a 1,200-space structured parking deck situated on a 10-acre site. The joint venture intends to redevelop the property for residential use. There can be no assurance that the joint venture will commence the development on the terms currently contemplated or at all.
On January 25, 2023, BXP’s Compensation Committee approved the 2023 Multi-Year Long-Term Incentive Program (the “2023 MYLTIP”) awards under the 2021 Plan to certain executive officers of BXP. Earned awards will range from zero to a maximum of 322,053 LTIP Units depending on BXP’s relative and absolute TSR performance, with a target of approximately 161,026 LTIP Units. Under ASC 718, the 2023 MYLTIP awards have an aggregate value of approximately $13.1 million.
On February 3, 2023 and February 7, 2023, BXP issued an aggregate of 64,731 shares of restricted common stock and BPLP issued an aggregate of 401,543 LTIP Units under the 2021 Plan to certain employees of BXP.
On February 3, 2023, the measurement period for the Company’s 2020 MYLTIP awards ended and, based on BXP.’s relative TSR performance, the final payout was determined to be 50% of target, or an aggregate of approximately $3.8 million (after giving effect to employee separations). As a result, an aggregate of 152,460 2020 MYLTIP Units that had been previously granted were automatically forfeited.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 106 of this Annual Report on Form 10-K and is incorporated herein by reference.
Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 119 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2022.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,162,889	(2)	$97.01	(2)	4,941,415	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		58,492
Total	4,162,889		$97.01		4,999,907
______________
(1)Includes information related to BXP’s 1997 Plan, 2012 Plan and 2021 Plan.
(2)Includes (a) 103,641 shares of common stock issuable upon the exercise of outstanding options (all of which are vested and exercisable), (b) 1,679,175 long term incentive units (LTIP units) (1,114,705 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 1,474,500 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 203,278 2020 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 350,989 2021 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (f) 253,453 2022 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (g) 97,853 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors.
Does not include 74,548 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2020 MYLTIP Awards, 2021 MYLTIP Awards, 2022 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedule

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2022 (dollars in thousands)
Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,284,510	$1,796,252	$1,532,654	$325,762	$1,796,252	$1,858,416	$—	$—	$3,654,668	$457,344	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	718,028	115,639	1,510,834	231	131,758	1,758,462	721,498	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	499,451	195,986	1,330,572	—	—	1,526,558	736,748	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	393,821	354,107	1,079,272	—	—	1,433,379	445,239	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	987,858	241,600	494,782	515,644	289,639	962,387	—	—	1,252,026	348,892	1977/1997/2021	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	946,205	7,462	200,349	953,667	—	—	1,154,016	129,281	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	235,129	250,512	872,044	—	—	1,122,556	310,318	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	51,800	285,263	654,967	—	—	940,230	179,143	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	119,341	131,067	555,295	—	—	686,362	157,368	1971-1975/2017	2012	(1)
Madison Centre	Office	Seattle, WA	—	104,641	564,336	2,879	104,641	567,215	—	—	671,856	13,611	2017	2022	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	121,437	169,193	498,095	—	—	667,288	241,474	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	142,666	316,856	168,261	94,243	476,990	55,919	631	627,783	252,390	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
125 Broadway	Office	Cambridge, MA	—	126,364	433,662	58	126,364	433,720	—	—	560,084	4,503	2000	2022	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	24,158	63,988	478,695	—	—	542,683	171,876	2011	2007	(1)
Reston Next	Office	Reston, VA	—	2,901	525,277	—	2,901	525,277	—	—	528,178	15,293	2022	1998	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	245,609	87,852	339,304	—	—	427,156	182,121	1986	1997	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	39,288	56,853	345,586	—	—	402,439	104,864	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	31,682	103,000	285,347	—	—	388,347	95,520	2012	2010	(1)
325 Main Street	Office	Cambridge, MA	—	21,596	312,492	—	21,596	312,492	—	—	334,088	4,308	2022	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	8,026	72,545	227,792	—	—	300,337	72,414	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—	121	273,013	26,184	23,367	275,951	—	—	299,318	26,881	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	113,108	104,329	192,320	—	—	296,649	71,410	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	28,991	13,687	266,386	—	—	280,073	98,665	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	87,804	18,789	231,828	4,427	—	255,044	105,172	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,852	40,934	152,229	—	—	193,163	42,776	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	21,270	95,066	89,643	—	—	184,709	28,575	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	55,359	20,108	156,915	1,065	—	178,088	85,394	1955/1987/2017	1997/1998	(1)

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2022 (dollars in thousands)
Property Name	Type	Location	Encumbrances	Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

				Land	Building
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	38,047	27,135	119,205	—	—	146,340	48,273	1984/2018	2004	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	51,743	11,293	134,883	—	—	146,176	66,084	2000	2003	(1)
880 Winter Street	Office	Waltham, MA	—	15,597	37,255	91,537	15,597	128,792	—	—	144,389	2,560	1998/2022	2019	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	3,822	18,062	112,819	—	—	130,881	52,543	2003-2006	2007	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	42,528	19,092	102,625	—	5,811	127,528	41,627	2000	2004	(1)
Shady Grove Innovation District	Office	Rockville, MD	—	52,030	64,212	7,219	26,834	34,988	61,639	—	123,461	3,319	1968-1985	2021	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	40,516	16,179	106,985	—	—	123,164	57,631	1999	2000	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	968	25,854	93,179	—	—	119,033	38,385	2010	2001	(1)
17Fifty Presidents Street	Office	Reston, VA	—	—	113,362	162	—	113,524	—	—	113,524	12,232	2020	2013	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	21,618	12,533	92,065	—	—	104,598	54,116	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	25,418	21,173	76,454	—	—	97,627	34,399	1981/1996/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	6,406	2,290	91,821	—	—	94,111	20,616	2016	1997	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	317	15,420	76,566	—	—	91,986	35,850	2001	2003	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	49,264	16,813	73,265	317	—	90,395	23,428	1999/2021	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	18,876	20,785	69,273	—	—	90,058	29,294	1983/1998/2013	2006	(1)
153 & 211 Second Avenue	Office	Waltham, MA	—	33,233	55,940	202	33,233	55,940	202	—	89,375	4,808	1964-2006	2021	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	24,604	13,807	73,809	—	—	87,616	38,306	1992	2005	(1)
20 CityPoint	Office	Waltham, MA	—	4,887	72,764	7,072	4,887	79,836	—	—	84,723	9,606	2020	2007	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	12,859	11,097	72,841	—	—	83,938	42,839	2003	1999	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	9,701	14,023	69,908	—	—	83,931	32,578	2008	2001	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	49,302	28,205	50,466	—	—	78,671	31,436	1985	1999	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	6,391	16,741	57,676	—	—	74,417	19,375	1987/2003	2011	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	1,268	18,080	51,402	1,128	—	70,610	18,995	2013	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	5,579	10,148	55,423	—	—	65,571	33,822	1984	1998	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	11,204	—	64,553	—	—	64,553	26,659	2009	2004	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	33,597	548	58,293	—	—	58,841	42,204	1987	1997	(1)
University Place	Office	Cambridge, MA	—	—	37,091	15,903	5,425	47,569	—	—	52,994	35,296	1985	1998	(1)
890 Winter Street	Office	Waltham, MA	—	13,913	28,557	6,998	13,913	35,555	—	—	49,468	5,409	1999	2019	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	9,544	8,662	35,172	—	—	43,834	22,415	1981/2006	2007	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	5,288	23,378	18,377	—	—	41,755	17,270	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	15,726	1,323	40,295	—	—	41,618	16,841	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	12,718	2,390	24,570	—	—	26,960	15,578	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	19,842	1,263	19,551	1,452	—	22,266	16,716	1982	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	546	6,492	10,489	—	—	16,981	2,308	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,877	3,219	12,915	—	—	16,134	3,838	2015	2012	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	11,501	425	14,576	—	—	15,001	7,929	1979	1997	(1)

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2022 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
Avant Retail	Office	Reston, VA	—		1,499	6,647	2,577	1,499		9,224		—		—	10,723	3,210	2014	2010	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—		594	6,748	2,297	778		8,861		—		—	9,639	7,507	1985	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—		168	1,943	6,944	314		8,741		—		—	9,055	3,103	1968/1979/1987	1997	(1)
250 Binney Street	Office	Cambridge, MA	—		110	4,483	3,593	273		7,913		—		—	8,186	6,974	1983	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—		5,477	1,090	677	5,477		1,767		—		—	7,244	964	1977	2012	(1)
17 Hartwell Avenue	Office	Lexington, MA	—		26	150	6,064	65		6,175		—		—	6,240	3,530	1968	1997	(1)
The Skylyne	Residential	Oakland, CA	—		28,962	239,077	1,784	28,962		240,861		—		—	269,823	14,154	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—		27,076	190,580	1,667	27,076		192,247		—		—	219,323	23,353	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—		9,243	127,248	3,336	9,245		130,582		—		—	139,827	14,508	2018	2015	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	2,356	3,529		57,247		—		—	60,776	17,174	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—		478	37,918	32,837	1,201		69,521		511		—	71,233	51,568	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—		—	35,035	6,798	103		41,730		—		—	41,833	17,039	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—		1,256	15,697	1,653	1,434		17,172		—		—	18,606	7,395	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—		1,163	11,633	2,111	1,579		13,328		—		—	14,907	13,075	1990	1997	(1)
2100 Pennsylvania Avenue	Development	Washington, DC	—		—	—	472,873	185,203		230,497		—		57,173	472,873	9,755	N/A	N/A	N/A
190 CityPoint (formerly 180 CityPoint)	Development	Waltham, MA	—		—	—	140,370	—		—		—		140,370	140,370	—	N/A	2006	N/A
103 CityPoint	Development	Waltham, MA	—		—	—	44,752	—		—		74		44,678	44,752	—	N/A	2007	N/A
Reston Next Office Phase II	Development	Reston, VA	—		—	—	22,954	—		—		—		22,954	22,954	—	N/A	1998	N/A
Reston Next Retail	Development	Reston, VA	—		—	—	3,199	—		—		—		3,199	3,199	—	N/A	1998	N/A
777 Harrison Street	Land	San Francisco, CA	—		144,647	—	28,239	—		47		172,839		—	172,886	20	N/A	2020	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	148,476	—		—		148,476		—	148,476	—	N/A	1997	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	72,957	—		—		72,957		—	72,957	—	N/A	N/A	N/A
3625-3635 Peterson Way	Land	Santa Clara, CA	—		63,206	—	5,165	—		—		68,371		—	68,371	—	N/A	2016	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	3,968	—		—		38,972		—	38,972	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	38,090	—		—		38,090		—	38,090	—	N/A	2006	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,891	—		—		19,891		—	19,891	—	N/A	2007	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	19,693	—		—		19,693		—	19,693	—	N/A	N/A	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	12,734	—		—		12,734		—	12,734	—	N/A	1998	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	1,184	—		—		1,184		—	1,184	—	N/A	1998	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	80	—		—		80		—	80	—	N/A	2000	N/A
			$3,272,368	(2)	$5,373,987	$14,755,092	$5,615,135	$5,571,327	(3)	$19,044,812	(4)	$721,501	(5)	$406,574	$25,744,214	$6,260,992

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $50,310. Accumulated Depreciation does not include approximately $37,090 of accumulated depreciation related to Furniture, Fixtures and Equipment. Office type includes office, life sciences, and retail properties.

The aggregate cost and accumulated depreciation for tax purposes was approximately $23.1 billion and $5.0 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)Includes unamortized deferred financing costs totaling approximately $27,632.
(3)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $214,165 and $167,351, respectively.
(4)Includes Right of Use Assets - Finance Leases of approximately $23,345.
(5)Includes pre-development costs.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2022, 2021 and 2020
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2022	2021	2020
Real Estate:
Balance at the beginning of the year	$24,108,220	$23,303,303	$22,844,697
Additions to/improvements of real estate	2,228,000	1,145,084	996,989
Assets sold/written-off	(592,006)	(340,167)	(538,383)
Balance at the end of the year	$25,744,214	$24,108,220	$23,303,303
Accumulated Depreciation:
Balance at the beginning of the year	$5,848,183	$5,501,637	$5,239,179
Depreciation expense	646,020	623,854	573,898
Assets sold/written-off	(233,211)	(277,308)	(311,440)
Balance at the end of the year	$6,260,992	$5,848,183	$5,501,637

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2022 (dollars in thousands)
				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,284,510	$1,796,252	$1,532,654	$325,762	$1,796,252	$1,858,416	$—	$—	$3,654,668	$457,344	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—	92,077	948,357	658,972	100,541	1,466,876	231	131,758	1,699,406	702,725	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—	179,697	847,410	437,070	180,419	1,283,758	—	—	1,464,177	716,657	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—	339,200	700,358	334,213	339,200	1,034,571	—	—	1,373,771	426,148	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	987,858	241,600	494,782	478,558	279,281	935,659	—	—	1,214,940	337,421	1977/1997/2021	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—	200,349	946,205	7,462	200,349	953,667	—	—	1,154,016	129,281	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—	219,543	667,884	235,129	250,512	872,044	—	—	1,122,556	310,318	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—	285,263	603,167	51,800	285,263	654,967	—	—	940,230	179,143	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—	131,067	435,954	119,341	131,067	555,295	—	—	686,362	157,368	1971-1975/2017	2012	(1)
Madison Centre	Office	Seattle, WA	—	104,641	564,336	2,879	104,641	567,215			671,856	13,611	2017	2022	(1)
Times Square Tower	Office	New York, NY	—	165,413	380,438	83,458	159,694	469,615	—	—	629,309	229,310	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—	142,666	316,856	153,298	90,501	465,769	55,919	631	612,820	247,525	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
125 Broadway	Office	Cambridge, MA	—	126,364	433,662	58	126,364	433,720	—	—	560,084	4,503	2000	2022	(1)
Atlantic Wharf	Office	Boston, MA	—	63,988	454,537	24,158	63,988	478,695	—	—	542,683	171,876	2011	2007	(1)
Reston Next	Office	Reston, VA	—	2,901	525,277	—	2,901	525,277	—	—	528,178	15,293	2022	1998	(1)
599 Lexington Avenue	Office	New York, NY	—	81,040	100,507	218,367	81,040	318,874	—	—	399,914	173,396	1986	1997	(1)
Fountain Square	Office	Reston, VA	—	56,853	306,298	39,288	56,853	345,586	—	—	402,439	104,864	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—	103,000	253,665	31,682	103,000	285,347	—	—	388,347	95,520	2012	2010	(1)
325 Main Street	Office	Cambridge, MA	—	21,596	312,492	(193)	21,403	312,492	—	—	333,895	4,308	2022	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—	72,545	219,766	8,026	72,545	227,792	—	—	300,337	72,414	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—	121	273,013	25,981	23,164	275,951	—	—	299,115	26,881	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—	—	183,541	113,108	104,329	192,320	—	—	296,649	71,410	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—	13,603	237,479	28,655	13,603	266,134	—	—	279,737	98,574	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—	18,789	148,451	87,804	18,789	231,828	4,427	—	255,044	105,172	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—	40,933	148,378	3,852	40,934	152,229	—	—	193,163	42,776	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—	95,066	68,373	21,270	95,066	89,643	—	—	184,709	28,575	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—	18,605	104,124	51,284	19,089	153,859	1,065	—	174,013	84,089	1955/1987/2017	1997/1998	(1)
1330 Connecticut Avenue	Office	Washington, DC	—	25,982	82,311	33,434	25,982	115,745	—	—	141,727	46,795	1984/2018	2004	(1)
One Freedom Square	Office	Reston, VA	—	9,929	84,504	46,106	9,883	130,656	—	—	140,539	64,278	2000	2003	(1)
880 Winter Street	Office	Waltham, MA	—	15,597	37,255	91,537	15,597	128,792	—	—	144,389	2,560	1998/2022	2019	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—	18,021	109,038	3,658	18,021	112,696	—	—	130,717	52,498	2003-2006	2007	(1)
140 Kendrick Street	Office	Needham, MA	—	18,095	66,905	38,538	18,095	99,632	—	5,811	123,538	40,368	2000	2004	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2022 (dollars in thousands)
				Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances	Land	Building
Shady Grove Innovation District	Office	Rockville, MD	—	52,030	64,212	7,219	26,834	34,988	61,639	—	123,461	3,319	1968-1985	2021	(1)
One and Two Reston Overlook	Office	Reston, VA	—	16,456	66,192	36,098	15,074	103,672	—	—	118,746	56,216	1999	2000	(1)
Weston Corporate Center	Office	Weston, MA	—	25,753	92,312	968	25,854	93,179	—	—	119,033	38,385	2010	2001	(1)
17Fifty Presidents Street	Office	Reston, VA	—	—	113,362	162	—	113,524	—	—	113,524	12,232	2020	2013	(1)
Discovery Square	Office	Reston, VA	—	11,198	71,782	16,073	11,146	87,907	—	—	99,053	52,341	2001	2003	(1)
355 Main Street	Office	Cambridge, MA	—	18,863	53,346	25,120	21,098	76,231	—	—	97,329	34,306	1981/1996/2013	2006	(1)
10 CityPoint	Office	Waltham, MA	—	1,953	85,752	6,243	2,127	91,821	—	—	93,948	20,616	2016	1997	(1)
Two Freedom Square	Office	Reston, VA	—	13,930	77,739	(5,895)	13,866	71,908	—	—	85,774	33,860	2001	2003	(1)
200 West Street	Office	Waltham, MA	—	16,148	24,983	46,603	16,148	71,269	317	—	87,734	22,576	1999/2021	1997	(1)
90 Broadway	Office	Cambridge, MA	—	19,104	52,078	18,697	20,741	69,138	—	—	89,879	29,243	1983/1998/2013	2006	(1)
153 & 211 Second Avenue	Office	Waltham, MA	—	33,233	55,940	202	33,233	55,940	202	—	89,375	4,808	1964-2006	2021	(1)
230 CityPoint	Office	Waltham, MA	—	13,189	49,823	22,987	13,403	72,596	—	—	85,999	37,791	1992	2005	(1)
20 CityPoint	Office	Waltham, MA	—	4,887	72,764	7,072	4,887	79,836	—	—	84,723	9,606	2020	2007	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—	10,385	60,694	9,872	10,350	70,601	—	—	80,951	41,883	2003	1999	(1)
77 CityPoint	Office	Waltham, MA	—	13,847	60,383	9,596	13,997	69,829	—	—	83,826	32,548	2008	2001	(1)
Sumner Square	Office	Washington, DC	—	624	28,745	47,222	27,685	48,906	—	—	76,591	30,773	1985	1999	(1)
2440 West El Camino Real	Office	Mountain View, CA	—	16,741	51,285	6,391	16,741	57,676	—	—	74,417	19,375	1987/2003	2011	(1)
300 Binney Street	Office	Cambridge, MA	—	18,080	51,262	1,268	18,080	51,402	1,128	—	70,610	18,995	2013	2009	(1)
Reston Corporate Center	Office	Reston, VA	—	9,135	50,857	2,968	9,496	53,464	—	—	62,960	32,986	1984	1998	(1)
Wisconsin Place	Office	Chevy Chase, MD	—	—	53,349	11,204	—	64,553	—	—	64,553	26,659	2009	2004	(1)
255 Main Street	Office	Cambridge, MA	—	134	25,110	31,941	134	57,051	—	—	57,185	41,677	1987	1997	(1)
University Place	Office	Cambridge, MA	—	—	37,091	14,453	5,425	46,119	—	—	51,544	34,270	1985	1998	(1)
890 Winter Street	Office	Waltham, MA	—	13,913	28,557	6,998	13,913	35,555	—	—	49,468	5,409	1999	2019	(1)
Capital Gallery	Office	Washington, DC	—	4,725	29,565	4,882	6,128	33,044	—	—	39,172	21,506	1981/2006	2007	(1)
North First Business Park	Office	San Jose, CA	—	23,398	13,069	5,265	23,372	18,360	—	—	41,732	17,264	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—	850	25,042	13,721	822	38,791	—	—	39,613	16,195	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—	1,299	12,943	10,611	1,862	22,991	—	—	24,853	14,898	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—	998	1,426	19,078	1,072	18,978	1,452	—	21,502	16,474	1982	1997	(1)
The Point	Office	Waltham, MA	—	6,395	10,040	546	6,492	10,489	—	—	16,981	2,308	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—	3,219	11,038	1,877	3,219	12,915	—	—	16,134	3,838	2015	2012	(1)
33 Hayden Avenue	Office	Lexington, MA	—	266	3,234	10,864	266	14,098	—	—	14,364	7,725	1979	1997	(1)
Avant Retail	Office	Reston, VA	—	1,499	6,647	2,577	1,499	9,224	—	—	10,723	3,210	2014	2010	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—	594	6,748	1,568	595	8,315	—	—	8,910	7,273	1985	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—	168	1,943	6,358	168	8,301	—	—	8,469	2,915	1968/1979/1987	1997	(1)
250 Binney Street	Office	Cambridge, MA	—	110	4,483	2,939	110	7,422	—	—	7,532	6,769	1983	1997	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2022 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
453 Ravendale Drive	Office	Mountain View, CA	—		5,477	1,090	677	5,477		1,767		—		—	7,244	964	1977	2012	(1)
17 Hartwell Avenue	Office	Lexington, MA	—		26	150	5,907	26		6,057		—		—	6,083	3,479	1968	1997	(1)
The Skylyne	Residential	Oakland, CA	—		28,962	239,077	1,784	28,962		240,861		—		—	269,823	14,154	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—		27,076	190,580	1,667	27,076		192,247		—		—	219,323	23,353	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—		9,243	127,248	3,336	9,245		130,582		—		—	139,827	14,508	2018	2015	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	2,356	3,529		57,247		—		—	60,776	17,174	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—		478	37,918	29,946	478		67,353		511		—	68,342	50,642	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—		—	35,035	6,384	—		41,419		—		—	41,419	16,909	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—		1,256	15,697	941	1,256		16,638		—		—	17,894	7,170	2006	2004	(1)
Kendall Center Blue Garage	Garage	Cambridge, MA	—		1,163	11,633	446	1,163		12,079		—		—	13,242	12,006	1990	1997	(1)
2100 Pennsylvania Avenue	Development	Washington, DC	—		—	—	472,873	185,203		230,497		—		57,173	472,873	9,755	N/A	N/A	N/A
190 CityPoint (formerly 180 CityPoint)	Development	Waltham, MA	—		—	—	140,370	—		—		—		140,370	140,370	—	N/A	2006	N/A
103 CityPoint	Development	Waltham, MA	—		—	—	44,752	—		—		74		44,678	44,752	—	N/A	2007	N/A
Reston Next Office Phase II	Development	Reston, VA	—		—	—	22,954	—		—		—		22,954	22,954	—	N/A	1998	N/A
Reston Next Retail	Development	Reston, VA	—		—	—	3,199	—		—		—		3,199	3,199	—	N/A	1998	N/A
777 Harrison Street	Land	San Francisco, CA	—		144,647	—	28,239	—		47		172,839		—	172,886	20	N/A	2020	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	148,476	—		—		148,476		—	148,476	—	N/A	1997	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	72,957	—		—		72,957		—	72,957	—	N/A	N/A	N/A
3625-3635 Peterson Way	Land	Santa Clara, CA	—		63,206	—	5,165	—		—		68,371		—	68,371	—	N/A	2016	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	3,968	—		—		38,972		—	38,972	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	38,090	—		—		38,090		—	38,090	—	N/A	2006	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,891	—		—		19,891		—	19,891	—	N/A	2007	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	19,693	—		—		19,693		—	19,693	—	N/A	N/A	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	12,734	—		—		12,734		—	12,734	—	N/A	1998	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	1,184	—		—		1,184		—	1,184	—	N/A	1998	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	80	—		—		80		—	80	—	N/A	2000	N/A
			$3,272,368	(2)	$5,373,987	$14,755,092	$5,247,621	$5,476,618	(3)	$18,772,007	(4)	$721,501	(5)	$406,574	$25,376,700	$6,143,384
Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $50,310. Accumulated Depreciation does not include approximately $37,090 of accumulated depreciation related to Furniture, Fixtures and Equipment. Office type includes office, life sciences, and retail properties.

The aggregate cost and accumulated depreciation for tax purposes was approximately $25.7 billion and $5.6 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.

(2)Includes unamortized deferred financing costs totaling approximately $27,632.
(3)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $214,165 and $167,351, respectively.
(4)Includes Right of Use Assets - Finance Leases of approximately $23,345.
(5)Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2022, 2021 and 2020
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2022	2021	2020
Real Estate:
Balance at the beginning of the year	$23,734,833	$22,926,494	$22,449,476
Additions to/improvements of real estate	2,228,000	1,145,084	996,989
Assets sold/written-off	(586,133)	(336,745)	(519,971)
Balance at the end of the year	$25,376,700	$23,734,833	$22,926,494
Accumulated Depreciation:
Balance at the beginning of the year	$5,736,240	$5,396,111	$5,135,289
Depreciation expense	638,538	615,553	566,813
Assets sold/written-off	(231,394)	(275,424)	(305,991)
Balance at the end of the year	$6,143,384	$5,736,240	$5,396,111
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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
Description of the Securities of Boston Properties, Inc. and Boston Properties Limited Partnership (Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K of Boston Properties, Inc and Boston Properties Limited Partnership filed on February 25, 2022.)

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

4.15	—
Supplemental Indenture No. 24, dated as of November 17, 2022, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 6.750% Senior Note due 2027. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on November 17, 2022.)

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

10.43*	—	Boston Properties, Inc. Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix B to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2022.)
10.44	—
Ninth Amended and Restated Credit Agreement, dated as of June 15, 2021, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 16, 2021.)

10.45	—
Credit Agreement, dated as of January 4, 2023, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on January 9, 2023.)

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

BOSTON PROPERTIES, INC.

February 27, 2023	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

February 27, 2023

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Chairman of the Board, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
February 27, 2023	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 27, 2023

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Chairman of the Board, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ DAVID A. TWARDOCK
David A. Twardock Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer