Form 10-Q
period 2023-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2023-05-03
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,835,488
(Registrant)	(Class)	(Outstanding on April 28, 2023)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2023 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of March 31, 2023, BXP owned an approximate 89.4% ownership interest in BPLP. The remaining approximate 10.6% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $248.0 million, or 1.3% at March 31, 2023, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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
• Note 3. Real Estate;
• Note 9. Stockholders’ Equity / Partners’ Capital;
• Note 10. Segment Information; and
• Note 11. Earnings Per Share / Common Unit
• Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Liquidity and Capital Resources, includes information specific to each entity, where applicable.
This report also includes separate Part I - Item 4. Controls and Procedures and Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds sections for each of BXP and BPLP, as well as separate Exhibits 31 and 32 certifications for each of BXP and BPLP.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2023

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2023	December 31, 2022
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,832,119 and $6,789,029 at March 31, 2023 and December 31, 2022, respectively)	$25,559,720	$25,389,663
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2023 and December 31, 2022, respectively)	237,503	237,510
Right of use assets - operating leases	166,699	167,351
Less: accumulated depreciation (amounts related to VIEs of $(1,405,167) and $(1,381,401) at March 31, 2023 and December 31, 2022, respectively)	(6,424,547)	(6,298,082)
Total real estate	19,539,375	19,496,442
Cash and cash equivalents (amounts related to VIEs of $233,981 and $259,658 at March 31, 2023 and December 31, 2022, respectively)	918,952	690,333
Cash held in escrows	45,330	46,479
Investments in securities	32,099	32,277
Tenant and other receivables, net (amounts related to VIEs of $13,108 and $16,521 at March 31, 2023 and December 31, 2022, respectively)	85,603	81,389
Related party note receivable, net	78,544	78,576
Sales-type lease receivable, net	13,028	12,811
Accrued rental income, net (amounts related to VIEs of $375,008 and $367,138 at March 31, 2023 and December 31, 2022, respectively)	1,297,767	1,276,580
Deferred charges, net (amounts related to VIEs of $172,077 and $176,597 at March 31, 2023 and December 31, 2022, respectively)	720,174	733,282
Prepaid expenses and other assets (amounts related to VIEs of $40,737 and $11,647 at March 31, 2023 and December 31, 2022, respectively)	141,933	43,589
Investments in unconsolidated joint ventures	1,752,617	1,715,911
Total assets	$24,625,422	$24,207,669
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,273,553 and $3,272,368 at March 31, 2023 and December 31, 2022, respectively)	$3,273,553	$3,272,368
Unsecured senior notes, net	10,240,967	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,194,916	730,000
Lease liabilities - finance leases (amounts related to VIEs of $20,641 and $20,604 at March 31, 2023 and December 31, 2022, respectively)	250,567	249,335
Lease liabilities - operating leases	204,435	204,686
Accounts payable and accrued expenses (amounts related to VIEs of $37,595 and $29,466 at March 31, 2023 and December 31, 2022, respectively)	397,798	417,545
Dividends and distributions payable	171,427	170,643
Accrued interest payable	114,400	103,774
Other liabilities (amounts related to VIEs of $114,694 and $114,232 at March 31, 2023 and December 31, 2022, respectively)	465,276	450,918
Total liabilities	16,313,339	15,837,237
Commitments and contingencies (See Note 7)
Redeemable deferred stock units— 103,454 and 97,853 units outstanding at redemption value at March 31, 2023 and December 31, 2022, respectively	5,599	6,613

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2023	December 31, 2022
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,908,693 and 156,836,767 issued and 156,829,793 and 156,757,867 outstanding at March 31, 2023 and December 31, 2022, respectively	1,568	1,568
Additional paid-in capital	6,549,314	6,539,147
Dividends in excess of earnings	(467,159)	(391,356)
Treasury common stock at cost, 78,900 shares at March 31, 2023 and December 31, 2022	(2,722)	(2,722)
Accumulated other comprehensive loss	(18,214)	(13,718)
Total stockholders’ equity attributable to Boston Properties, Inc.	6,062,787	6,132,919
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	691,627	683,583
Property partnerships	1,552,070	1,547,317
Total equity	8,306,484	8,363,819
Total liabilities and equity	$24,625,422	$24,207,669

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended March 31,
	2023	2022
Revenue
Lease	$756,875	$718,120
Parking and other	24,009	21,734
Hotel	8,101	4,557
Development and management services	8,980	5,831
Direct reimbursements of payroll and related costs from management services contracts	5,235	4,065
Total revenue	803,200	754,307
Expenses
Operating
Rental	291,308	270,255
Hotel	6,671	4,840
General and administrative	55,802	43,194
Payroll and related costs from management services contracts	5,235	4,065
Transaction costs	911	—
Depreciation and amortization	208,734	177,624
Total expenses	568,661	499,978
Other income (expense)
Income (loss) from unconsolidated joint ventures	(7,569)	2,189
Gains on sales of real estate	—	22,701
Interest and other income (loss)	10,941	1,228
Gains (losses) from investments in securities	1,665	(2,262)
Unrealized gain on non-real estate investment	259	—
Interest expense	(134,207)	(101,228)
Net income	105,628	176,957
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,660)	(17,549)
Noncontrolling interest—common units of the Operating Partnership	(9,078)	(16,361)
Net income attributable to Boston Properties, Inc.	$77,890	$143,047
Basic earnings per common share attributable to Boston Properties, Inc.
Net income	$0.50	$0.91
Weighted average number of common shares outstanding	156,803	156,650
Diluted earnings per common share attributable to Boston Properties, Inc.
Net income	$0.50	$0.91
Weighted average number of common and common equivalent shares outstanding	157,043	157,004

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2023	2022
Net income	$105,628	$176,957
Other comprehensive income:
Effective portion of interest rate contracts	(6,538)	7,565
Amortization of interest rate contracts (1)	1,675	1,676
Other comprehensive income (loss)	(4,863)	9,241
Comprehensive income	100,765	186,198
Net income attributable to noncontrolling interests	(27,738)	(33,910)
Other comprehensive (income) loss attributable to noncontrolling interests	368	(1,064)
Comprehensive income attributable to Boston Properties, Inc.	$73,395	$151,224
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2022	156,758	$1,568	$6,539,147	$(391,356)	$(2,722)	$(13,718)	$683,583	$1,547,317	$8,363,819
Redemption of operating partnership units to common stock	5	—	195	—	—	—	(195)	—	—
Allocated net income for the period	—	—	—	77,890	—	—	9,078	18,660	105,628
Dividends/distributions declared	—	—	—	(153,693)	—	—	(18,361)	—	(172,054)
Shares issued pursuant to stock purchase plan	9	—	586	—	—	—	—	—	586
Net activity from stock option and incentive plan	58	—	3,448	—	—	—	23,971	—	27,419
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	7,555	7,555
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(21,606)	(21,606)
Effective portion of interest rate contracts	—	—	—	—	—	(5,870)	(668)	—	(6,538)
Amortization of interest rate contracts	—	—	—	—	—	1,374	157	144	1,675
Reallocation of noncontrolling interest	—	—	5,938	—	—	—	(5,938)	—	—
Equity, March 31, 2023	156,830	$1,568	$6,549,314	$(467,159)	$(2,722)	$(18,214)	$691,627	$1,552,070	$8,306,484

Equity, December 31, 2021	156,545	$1,565	$6,497,730	$(625,891)	$(2,722)	$(36,662)	$642,655	$1,556,553	$8,033,228
Redemption of operating partnership units to common stock	141	2	5,026	—	—	—	(5,028)	—	—
Allocated net income for the period	—	—	—	143,047	—	—	16,361	17,549	176,957
Dividends/distributions declared	—	—	—	(153,577)	—	—	(17,920)	—	(171,497)
Shares issued pursuant to stock purchase plan	5	—	600	—	—	—	—	—	600
Net activity from stock option and incentive plan	21	—	(133)	—	—	—	19,054	—	18,921
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(26,640)	(26,640)
Effective portion of interest rate contracts	—	—	—	—	—	6,800	765	—	7,565
Amortization of interest rate contracts	—	—	—	—	—	1,377	155	144	1,676
Reallocation of noncontrolling interest	—	—	6,440	—	—	—	(6,440)	—	—
Equity, March 31, 2022	156,712	$1,567	$6,509,663	$(636,421)	$(2,722)	$(28,485)	$649,602	$1,548,455	$8,041,659

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$105,628	$176,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,734	177,624
Amortization of right of use assets - operating leases	652	529
Non-cash compensation expense	26,262	21,235
Loss (income) from unconsolidated joint ventures	7,569	(2,189)
Distributions of net cash flow from operations of unconsolidated joint ventures	5,996	6,385
Losses (gains) from investments in securities	(1,665)	2,262
Allowance for current expected credit losses	45	(234)
Non-cash portion of interest expense	7,387	5,960
Gains on sales of real estate	—	(22,701)
Unrealized gain on non-real estate investment	(259)	—
Change in assets and liabilities:
Tenant and other receivables, net	7,518	17,635
Notes receivable, net	—	(8)
Accrued rental income, net	(18,619)	(29,567)
Prepaid expenses and other assets	(97,762)	(71,731)
Lease liabilities - operating leases	(251)	116
Accounts payable and accrued expenses	(8,505)	(31,800)
Accrued interest payable	10,626	(3,933)
Other liabilities	16,565	(12,146)
Tenant leasing costs	(35,911)	(14,904)
Total adjustments	128,382	42,533
Net cash provided by operating activities	234,010	219,490
Cash flows from investing activities:
Acquisitions of real estate	—	(3,580)
Construction in progress	(119,682)	(100,313)
Building and other capital improvements	(39,100)	(26,811)
Tenant improvements	(67,175)	(55,168)
Proceeds from sales of real estate	—	35,397
Capital contributions to unconsolidated joint ventures	(60,745)	(26,293)
Capital distributions from unconsolidated joint ventures	—	20,095
Investment in non-real estate investments	(733)	—
Investments in securities, net	1,843	5,338
Net cash used in investing activities	(285,592)	(151,335)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	190,000
Repayments of unsecured line of credit	—	(80,000)
Borrowings on unsecured term loan	1,200,000	—
Repayment of unsecured term loan	(730,000)	—
Deferred financing costs	(6,213)	(359)
Net activity from equity transactions	586	(332)
Dividends and distributions	(171,270)	(170,488)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2023	2022
Contributions from noncontrolling interests in property partnerships	7,555	849
Distributions to noncontrolling interests in property partnerships	(21,606)	(26,640)
Net cash provided by (used in) financing activities	279,052	(86,970)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	227,470	(18,815)
Cash and cash equivalents and cash held in escrows, beginning of period	736,812	501,158
Cash and cash equivalents and cash held in escrows, end of period	$964,282	$482,343

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$690,333	$452,692
Cash held in escrows, beginning of period	46,479	48,466
Cash and cash equivalents and cash held in escrows, beginning of period	$736,812	$501,158

Cash and cash equivalents, end of period	$918,952	$436,271
Cash held in escrows, end of period	45,330	46,072
Cash and cash equivalents and cash held in escrows, end of period	$964,282	$482,343

Supplemental disclosures:
Cash paid for interest	$125,698	$111,904
Interest capitalized	$10,589	$13,740

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(56,391)	$(34,946)
Change in real estate included in accounts payable and accrued expenses	$11,692	$16,907
Dividends and distributions declared but not paid	$171,427	$170,869
Conversions of noncontrolling interests to stockholders’ equity	$195	$5,028
Issuance of restricted securities to employees and non-employee directors	$46,516	$46,082

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2023	December 31, 2022
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,832,119 and $6,789,029 at March 31, 2023 and December 31, 2022, respectively)	$25,193,455	$25,022,149
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2023 and December 31, 2022, respectively)	237,503	237,510
Right of use assets - operating leases	166,699	167,351
Less: accumulated depreciation (amounts related to VIEs of $(1,405,167) and $(1,381,401) at March 31, 2023 and December 31, 2022, respectively)	(6,306,326)	(6,180,474)
Total real estate	19,291,331	19,246,536
Cash and cash equivalents (amounts related to VIEs of $233,981 and $259,658 at March 31, 2023 and December 31, 2022, respectively)	918,952	690,333
Cash held in escrows	45,330	46,479
Investments in securities	32,099	32,277
Tenant and other receivables, net (amounts related to VIEs of $13,108 and $16,521 at March 31, 2023 and December 31, 2022, respectively)	85,603	81,389
Related party note receivable, net	78,544	78,576
Sales-type lease receivable, net	13,028	12,811
Accrued rental income, net (amounts related to VIEs of $375,008 and $367,138 at March 31, 2023 and December 31, 2022, respectively)	1,297,767	1,276,580
Deferred charges, net (amounts related to VIEs of $172,077 and $176,597 at March 31, 2023 and December 31, 2022, respectively)	720,174	733,282
Prepaid expenses and other assets (amounts related to VIEs of $40,737 and $11,647 at March 31, 2023 and December 31, 2022, respectively)	141,933	43,589
Investments in unconsolidated joint ventures	1,752,617	1,715,911
Total assets	$24,377,378	$23,957,763
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,273,553 and $3,272,368 at March 31, 2023 and December 31, 2022, respectively)	$3,273,553	$3,272,368
Unsecured senior notes, net	10,240,967	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,194,916	730,000
Lease liabilities - finance leases (amounts related to VIEs of $20,641 and $20,604 at March 31, 2023 and December 31, 2022, respectively)	250,567	249,335
Lease liabilities - operating leases	204,435	204,686
Accounts payable and accrued expenses (amounts related to VIEs of $37,595 and $29,466 at March 31, 2023 and December 31, 2022, respectively)	397,798	417,545
Dividends and distributions payable	171,427	170,643
Accrued interest payable	114,400	103,774
Other liabilities (amounts related to VIEs of $114,694 and $114,232 at March 31, 2023 and December 31, 2022, respectively)	465,276	450,918
Total liabilities	16,313,339	15,837,237
Commitments and contingencies (See Note 7)
Redeemable deferred stock units— 103,454 and 97,853 units outstanding at redemption value at March 31, 2023 and December 31, 2022, respectively	5,599	6,613

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2023	December 31, 2022
Noncontrolling interests:
Redeemable partnership units— 16,527,638 and 16,531,172 common units and 2,131,785 and 1,679,175 long term incentive units outstanding at redemption value at March 31, 2023 and December 31, 2022, respectively	1,074,648	1,280,886
Capital:
Boston Properties Limited Partnership partners’ capital— 1,754,892 and 1,749,682 general partner units and 155,074,901 and 155,008,185 limited partner units outstanding at March 31, 2023 and December 31, 2022, respectively	5,449,936	5,299,428
Accumulated other comprehensive loss	(18,214)	(13,718)
Total partners’ capital	5,431,722	5,285,710
Noncontrolling interests in property partnerships	1,552,070	1,547,317
Total capital	6,983,792	6,833,027
Total liabilities and capital	$24,377,378	$23,957,763

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended March 31,
	2023	2022
Revenue
Lease	$756,875	$718,120
Parking and other	24,009	21,734
Hotel	8,101	4,557
Development and management services	8,980	5,831
Direct reimbursements of payroll and related costs from management services contracts	5,235	4,065
Total revenue	803,200	754,307
Expenses
Operating
Rental	291,308	270,255
Hotel	6,671	4,840
General and administrative	55,802	43,194
Payroll and related costs from management services contracts	5,235	4,065
Transaction costs	911	—
Depreciation and amortization	206,872	175,886
Total expenses	566,799	498,240
Other income (expense)
Income (loss) from unconsolidated joint ventures	(7,569)	2,189
Gains on sales of real estate	—	23,384
Interest and other income (loss)	10,941	1,228
Gains (losses) from investments in securities	1,665	(2,262)
Unrealized gain on non-real estate investment	259	—
Interest expense	(134,207)	(101,228)
Net income	107,490	179,378
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(18,660)	(17,549)
Net income attributable to Boston Properties Limited Partnership	$88,830	$161,829
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.51	$0.93
Weighted average number of common units outstanding	174,652	174,276
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.51	$0.93
Weighted average number of common and common equivalent units outstanding	174,892	174,630

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2023	2022
Net income	$107,490	$179,378
Other comprehensive income:
Effective portion of interest rate contracts	(6,538)	7,565
Amortization of interest rate contracts (1)	1,675	1,676
Other comprehensive income (loss)	(4,863)	9,241
Comprehensive income	102,627	188,619
Comprehensive income attributable to noncontrolling interests	(18,804)	(17,693)
Comprehensive income attributable to Boston Properties Limited Partnership	$83,823	$170,926
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2022	1,750	155,008	$5,299,428	$(13,718)	$1,547,317	$6,833,027	$1,280,886
Net activity from contributions and unearned compensation	5	62	4,032	—	—	4,032	23,973
Allocated net income for the period	—	—	79,752	—	18,660	98,412	9,078
Distributions	—	—	(153,693)	—	—	(153,693)	(18,361)
Conversion of redeemable partnership units	—	5	195	—	—	195	(195)
Adjustment to reflect redeemable partnership units at redemption value	—	—	220,222	—	—	220,222	(220,222)
Effective portion of interest rate contracts	—	—	—	(5,870)	—	(5,870)	(668)
Amortization of interest rate contracts	—	—	—	1,374	144	1,518	157
Contributions from noncontrolling interests in property partnerships	—	—	—	—	7,555	7,555	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(21,606)	(21,606)	—
Equity, March 31, 2023	1,755	155,075	$5,449,936	$(18,214)	$1,552,070	$6,983,792	$1,074,648

Equity, December 31, 2021	1,746	154,799	$4,173,290	$(36,662)	$1,556,553	$5,693,181	$2,078,603
Net activity from contributions and unearned compensation	—	25	467	—	—	467	19,054
Allocated net income for the period	—	—	145,468	—	17,549	163,017	16,361
Distributions	—	—	(153,577)	—	—	(153,577)	(17,920)
Conversion of redeemable partnership units	3	138	5,028	—	—	5,028	(5,028)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(255,844)	—	—	(255,844)	255,844
Effective portion of interest rate contracts	—	—	—	6,800	—	6,800	765
Amortization of interest rate contracts	—	—	—	1,377	144	1,521	155
Contributions from noncontrolling interests in property partnerships	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(26,640)	(26,640)	—
Equity, March 31, 2022	1,749	154,962	$3,914,832	$(28,485)	$1,548,455	$5,434,802	$2,347,834

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$107,490	$179,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,872	175,886
Amortization of right of use assets - operating leases	652	529
Non-cash compensation expense	26,262	21,235
Loss (income) from unconsolidated joint ventures	7,569	(2,189)
Distributions of net cash flow from operations of unconsolidated joint ventures	5,996	6,385
Losses (gains) from investments in securities	(1,665)	2,262
Allowance for current expected credit losses	45	(234)
Non-cash portion of interest expense	7,387	5,960
Gains on sales of real estate	—	(23,384)
Unrealized gain on non-real estate investment	(259)	—
Change in assets and liabilities:
Tenant and other receivables, net	7,518	17,635
Notes receivable, net	—	(8)
Accrued rental income, net	(18,619)	(29,567)
Prepaid expenses and other assets	(97,762)	(71,731)
Lease liabilities - operating leases	(251)	116
Accounts payable and accrued expenses	(8,505)	(31,800)
Accrued interest payable	10,626	(3,933)
Other liabilities	16,565	(12,146)
Tenant leasing costs	(35,911)	(14,904)
Total adjustments	126,520	40,112
Net cash provided by operating activities	234,010	219,490
Cash flows from investing activities:
Acquisitions of real estate	—	(3,580)
Construction in progress	(119,682)	(100,313)
Building and other capital improvements	(39,100)	(26,811)
Tenant improvements	(67,175)	(55,168)
Proceeds from sales of real estate	—	35,397
Capital contributions to unconsolidated joint ventures	(60,745)	(26,293)
Capital distributions from unconsolidated joint ventures	—	20,095
Investment in non-real estate investments	(733)	—
Investments in securities, net	1,843	5,338
Net cash used in investing activities	(285,592)	(151,335)
Cash flows from financing activities:
Borrowings on unsecured line of credit	—	190,000
Repayments of unsecured line of credit	—	(80,000)
Borrowings on unsecured term loan	1,200,000	—
Repayment of unsecured term loan	(730,000)	—
Deferred financing costs	(6,213)	(359)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2023	2022
Net activity from equity transactions	586	(332)
Distributions	(171,270)	(170,488)
Contributions from noncontrolling interests in property partnerships	7,555	849
Distributions to noncontrolling interests in property partnerships	(21,606)	(26,640)
Net cash provided by (used in) financing activities	279,052	(86,970)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	227,470	(18,815)
Cash and cash equivalents and cash held in escrows, beginning of period	736,812	501,158
Cash and cash equivalents and cash held in escrows, end of period	$964,282	$482,343

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$690,333	$452,692
Cash held in escrows, beginning of period	46,479	48,466
Cash and cash equivalents and cash held in escrows, beginning of period	$736,812	$501,158

Cash and cash equivalents, end of period	$918,952	$436,271
Cash held in escrows, end of period	45,330	46,072
Cash and cash equivalents and cash held in escrows, end of period	$964,282	$482,343

Supplemental disclosures:
Cash paid for interest	$125,698	$111,904
Interest capitalized	$10,589	$13,740
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(55,142)	$(34,946)
Change in real estate included in accounts payable and accrued expenses	$11,692	$16,907
Distributions declared but not paid	$171,427	$170,869
Conversions of redeemable partnership units to partners’ capital	$195	$5,028
Issuance of restricted securities to employees and non-employee directors	$46,516	$46,082

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at March 31, 2023 owned an approximate 89.4% (89.6% at December 31, 2022) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2023 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2020 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2021 - 2023 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2020 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2021 - 2023 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2020 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 8 and 12).
Properties
At March 31, 2023, the Company owned or had joint venture interests in a portfolio of 192 commercial real estate properties (the “Properties”) aggregating approximately 54.5 million net rentable square feet of primarily premier workplaces, including 15 properties under construction/redevelopment totaling approximately 4.0 million net rentable square feet. At March 31, 2023, the Properties consisted of:
•171 office and life sciences properties (including 12 properties under construction/redevelopment);
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2022.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has determined that it is the primary beneficiary for six of the seven entities that are VIEs as of March 31, 2023.
Consolidated Variable Interest Entities
As of March 31, 2023, BXP has identified six consolidated VIEs, including BPLP. Excluding BPLP, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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
Variable Interest Entities Not Consolidated
As of March 31, 2023, the Company has determined that the Platform 16 Holdings LP joint venture is a VIE. The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore, the Company is not considered to be the primary beneficiary.
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for March 31, 2023 and December 31, 2022, the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized (as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”).

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
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, sales-type lease receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$78,544	$79,472	$78,576	$79,220
Sales-type lease receivable, net	13,028	13,086	12,811	13,045
Total	$91,572	$92,558	$91,387	$92,265

Mortgage notes payable, net	$3,273,553	$2,826,826	$3,272,368	$2,744,479
Unsecured senior notes, net	10,240,967	8,759,487	10,237,968	9,135,512
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	1,194,916	1,200,000	730,000	730,000
Total	$14,709,436	$12,786,313	$14,240,336	$12,609,991
3. Real Estate
BXP
Real estate consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Land	$5,189,287	$5,189,811
Right of use assets - finance leases	237,503	237,510
Right of use assets - operating leases	166,699	167,351
Land held for future development (1)	626,137	721,501
Buildings and improvements	15,783,962	15,820,724
Tenant improvements	3,291,322	3,200,743
Furniture, fixtures and equipment	50,242	50,310
Construction in progress	618,770	406,574
Total	25,963,922	25,794,524
Less: Accumulated depreciation	(6,424,547)	(6,298,082)
	$19,539,375	$19,496,442
_______________
(1)Includes pre-development costs.

BPLP
Real estate consisted of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Land	$5,094,578	$5,095,102
Right of use assets - finance leases	237,503	237,510
Right of use assets - operating leases	166,699	167,351
Land held for future development (1)	626,137	721,501
Buildings and improvements	15,512,406	15,547,919
Tenant improvements	3,291,322	3,200,743
Furniture, fixtures and equipment	50,242	50,310
Construction in progress	618,770	406,574
Total	25,597,657	25,427,010
Less: Accumulated depreciation	(6,306,326)	(6,180,474)
	$19,291,331	$19,246,536
_______________
(1)Includes pre-development costs.
Developments/Redevelopments
On January 5, 2023, the Company commenced the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. Concurrent with the commencement of this project, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of this project. 290 Binney Street is 100% pre-leased to AstraZeneca.
On January 30, 2023, the Company commenced the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts. 300 Binney Street consisted of an approximately 195,000 net rentable square foot premier workplace that is being redeveloped into approximately 236,000 net rentable square feet of laboratory/life sciences space. BXP and BPLP recognized approximately $11.0 million of depreciation expense during the three months ended March 31, 2023 associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. The project is 100% pre-leased to the Broad Institute.
4. Leases
The Company estimates the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of these accrued rent and accounts receivable balances, management considers tenant creditworthiness, current economic trends, including the impact of the COVID-19 pandemic on tenants’ businesses, and changes in tenants’ payment patterns, on a lease-by-lease basis. If the Company determines that the accrued rent and/or accounts receivable balances are no longer probable of collection then the balances are written-off and the lease is recognized on a cash basis.
If applicable, information related to write-offs of accrued rent, net balances and accounts receivable, net balances and reinstatements of accrued rent balances for the Company’s unconsolidated joint ventures can be found in Note 5.

Lessor
The following table summarizes the components of lease revenue recognized for its operating and sales-type leases during the three months ended March 31, 2023 and 2022 included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
Lease Revenue	2023	2022
Fixed contractual payments	$621,646	$599,607
Variable lease payments	135,003	118,513
Sales-type lease income	226	—
	$756,875	$718,120
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2023 and December 31, 2022:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		March 31, 2023	December 31, 2022
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(6,097)	$(6,198)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%		(38,782)	(37,629)
901 New York, LLC	901 New York Avenue	25.00%	(2)	(12,311)	(12,493)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	31,723	31,971
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(8,941)	(9,185)
501 K Street LLC	1001 6th Street	50.00%	(4)	43,661	42,922
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		45,622	46,839
Residential Tower Developer LLC	Hub50House	50.00%		42,046	45,414
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,582	12,366
Office Tower Developer LLC	100 Causeway Street	50.00%		59,811	59,716
1265 Main Office JV LLC	1265 Main Street	50.00%		3,605	3,465
BNY Tower Holdings LLC	Dock 72	50.00%	(5)	(15,362)	(19,921)
CA-Colorado Center, LLC	Colorado Center	50.00%		234,635	233,862
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		51,549	52,152
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		115,966	116,397
SMBP Venture LP	Santa Monica Business Park	55.00%		161,786	164,735
Platform 16 Holdings LP	Platform 16	55.00%	(6)	171,010	158,109
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		337,535	324,038
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		26,987	27,000
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(7)	68,196	69,785
360 PAS Holdco LLC	360 Park Avenue South	42.21%	(8)	116,828	114,992
PR II/BXP Reston Gateway LLC	Reston Next Residential	20.00%	(9)	11,431	11,351
751 Gateway Holdings LLC	751 Gateway	49.00%		85,430	80,714
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		114,919	120,083
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		17,295	N/A
				$1,671,124	$1,630,485

 _______________
(1)Investments with deficit balances aggregating approximately $81.5 million and $85.4 million at March 31, 2023 and December 31, 2022, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At March 31, 2023 and December 31, 2022, the Company’s economic ownership was approximately 50%.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2023	December 31, 2022
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$6,649,580	$6,537,554
Other assets	755,055	756,786
Total assets	$7,404,635	$7,294,340
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$4,037,789	$4,022,746
Other liabilities (2)	723,660	716,271
Members’/Partners’ equity	2,643,186	2,555,323
Total liabilities and members’/partners’ equity	$7,404,635	$7,294,340
Company’s share of equity	$1,271,419	$1,238,929
Basis differentials (3)	399,705	391,556
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,671,124	$1,630,485
_______________
(1)At March 31, 2023 and December 31, 2022, this amount included right of use assets - finance leases totaling approximately $248.9 million. At March 31, 2023 and December 31, 2022, this amount included right of use assets - operating leases totaling approximately $20.9 million and $21.2 million, respectively.
(2)At March 31, 2023 and December 31, 2022, this amount included lease liabilities - finance leases totaling approximately $381.0 million and $382.2 million, respectively. At March 31, 2023 and December 31, 2022, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
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

	March 31, 2023	December 31, 2022
Property	(in thousands)
Colorado Center	$301,097	$301,820
200 Fifth Avenue	99,381	94,497
Gateway Commons	47,707	47,808
Dock 72	(98,120)	(98,980)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $81.5 million and $85.4 million at March 31, 2023 and December 31, 2022, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2023	2022
	(in thousands)
Total revenue (1)	$151,423	$124,491
Expenses
Operating	57,206	45,641
Transaction costs	74	—
Depreciation and amortization	49,978	44,664
Total expenses	107,258	90,305
Other income (expense)
Loss from early extinguishment of debt	—	(1,327)
Interest expense	(57,250)	(30,373)
Unrealized loss on derivative instruments	(10,610)	—
Net income (loss)	$(23,695)	$2,486

Company’s share of net income (loss)	$(6,902)	$3,394
Basis differential (2)	(667)	(1,205)
Income (loss) from unconsolidated joint ventures	$(7,569)	$2,189
_______________
(1)Includes straight-line rent adjustments of approximately $6.3 million and $27.5 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Includes straight-line rent adjustments of approximately $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Also includes net above-/below-market rent adjustments of approximately $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.
On January 31, 2023, the Company acquired a 50% interest in a joint venture that owns 13100 and 13150 Worldgate Drive located in Herndon, Virginia for a gross purchase price of approximately $17.0 million. The acquisition was completed with available cash. 13100 and 13150 Worldgate Drive consists of two vacant office buildings aggregating approximately 350,000 rentable square feet and a 1,200-space structured parking deck situated on a 10-acre site. The joint venture intends to redevelop the property for residential use. There can be no assurance that the joint venture will commence the development as currently contemplated or at all.
6. Debt
Unsecured Term Loan
On January 4, 2023, BPLP entered into a credit agreement that provided for a $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). Under the credit agreement, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan matures on May 16, 2024, with one 12-month extension option, subject to customary conditions. Upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the $730.0 million outstanding under its prior unsecured credit agreement (the “2022 Unsecured Term Loan”), which was scheduled to mature on May 16, 2023. There was no prepayment penalty associated with the repayment of the 2022 Unsecured Term Loan.
At BPLP’s option, loans under the 2023 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) Term SOFR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating. Based on BPLP’s credit rating upon entry into the credit agreement, the base rate margin is 0 basis points and the Term SOFR margin is 0.85%. As of March 31, 2023, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.85% (See Note 13). At March 31, 2023, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan.
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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $25.7 million at March 31, 2023.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2023, the maximum funding obligation under the guarantee was approximately $12.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of March 31, 2023, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
In connection with the development of the Company’s 290 Binney Street project located in Cambridge, Massachusetts, which commenced on January 5, 2023 (see Note 3), the Cambridge Zoning Ordinance requires that a building permit for the construction of a residential project of at least 400,000 square feet be issued prior to or concurrently with the issuance of a building permit for the commercial building. 290 Binney Street and the residential project are components of the Company’s future life sciences development project located in the heart of Kendall Square in Cambridge, Massachusetts, proposed to ultimately consist of two premier workplace properties aggregating approximately 1.1 million rentable square feet of life sciences space and the approximately 400,000 square foot residential building. The commencement of construction of each phase of the overall project is subject to various conditions, some of which are not within the Company’s control. There can be no assurance that the conditions will be satisfied or that the Company will commence the development of the remaining phases on the terms and schedule currently contemplated or at all.
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
8. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2023, the noncontrolling interests in BPLP consisted of 16,527,638 OP Units, 2,131,785 LTIP Units (including 514,854 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2020 (i.e., 2012 OPP and 2013 - 2020 MYLTIP awards)), 350,989 2021 MYLTIP Units, 253,453 2022 MYLTIP Units and 322,053 2023 MYLTIP Units held by parties other than BXP.
Noncontrolling Interest—Common Units
During the three months ended March 31, 2023, 5,188 OP Units were presented by the holders for redemption (including an aggregate of 5,188 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At March 31, 2023, BPLP had outstanding 350,989 2021 MYLTIP Units, 253,453 2022 MYLTIP Units and 322,053 2023 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2021 - 2023 MYLTIP, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on Common Stock, less the distributions actually paid during the performance period on all of the awarded 2021 - 2023 MYLTIP Units.
On February 3, 2023, the measurement period for the Company’s 2020 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 50% of target, or an aggregate of approximately $3.8 million (after giving effect to employee separations). As a result, an aggregate of 152,460 2020 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2019 MYLTIP Units and, after the February 3, 2023 measurement date, the 2020 MYLTIP Units) and its distributions on the 2020 MYLTIP Units (prior to the February 3, 2023 measurement date) and 2021 - 2023 MYLTIP Units (after the February 7, 2023 issuance date of the 2023 MYLTIP Units) that occurred during the three months ended March 31, 2023:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098

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
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2020 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at March 31, 2023 was approximately $1.1 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $54.12 per share on March 31, 2023.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion and $1.5 billion at March 31, 2023 and December 31, 2022, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
9. Stockholders’ Equity / Partners’ Capital
As of March 31, 2023, BXP had 156,829,793 shares of Common Stock outstanding.
As of March 31, 2023, BXP owned 1,754,892 general partnership units and 155,074,901 limited partnership units in BPLP.
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
During the three months ended March 31, 2023, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock. As a result of the exercise period ending on February 1, 2023, 49,359 options were forfeited.
During the three months ended March 31, 2023, BXP issued 5,188 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2023 and during the three months ended March 31, 2022:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98

March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98
10. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to the Company’s share of Net Operating Income for the three months ended March 31, 2023 and 2022.
BXP

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties, Inc.	$77,890	$143,047
Add:
Noncontrolling interest—common units of the Operating Partnership	9,078	16,361
Noncontrolling interests in property partnerships	18,660	17,549
Interest expense	134,207	101,228
Net operating income from unconsolidated joint ventures	40,756	37,321
Depreciation and amortization expense	208,734	177,624
Transaction costs	911	—
Payroll and related costs from management services contracts	5,235	4,065
General and administrative expense	55,802	43,194
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,097	47,055
Unrealized gain on non-real estate investment	259	—
Gains (losses) from investments in securities	1,665	(2,262)
Interest and other income (loss)	10,941	1,228
Gains on sales of real estate	—	22,701
Income (loss) from unconsolidated joint ventures	(7,569)	2,189
Direct reimbursements of payroll and related costs from management services contracts	5,235	4,065
Development and management services revenue	8,980	5,831
Company’s share of Net Operating Income	$484,665	$459,582

BPLP

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$88,830	$161,829
Add:
Noncontrolling interests in property partnerships	18,660	17,549
Interest expense	134,207	101,228
Net operating income from unconsolidated joint ventures	40,756	37,321
Depreciation and amortization expense	206,872	175,886
Transaction costs	911	—
Payroll and related costs from management services contracts	5,235	4,065
General and administrative expense	55,802	43,194
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,097	47,055
Unrealized gain on non-real estate investment	259	—
Gains (losses) from investments in securities	1,665	(2,262)
Interest and other income (loss)	10,941	1,228
Gains on sales of real estate	—	23,384
Income (loss) from unconsolidated joint ventures	(7,569)	2,189
Direct reimbursements of payroll and related costs from management services contracts	5,235	4,065
Development and management services revenue	8,980	5,831
Company’s share of Net Operating Income	$484,665	$459,582
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), less the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures, as defined above, also does not include its share of losses from early extinguishment of debt from unconsolidated joint ventures and unrealized loss on derivative instruments, both of which are included within Income (Loss) From Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, unrealized gain on non-real estate investment, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income.
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

Information by geographic area and property type (dollars in thousands):
For the three months ended March 31, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$269,951	$—	$258,192	$136,093	$14,258	$90,664	$769,158
Residential	4,049	—	—	3,642	—	4,035	11,726
Hotel	8,101	—	—	—	—	—	8,101
Total	282,101	—	258,192	139,735	14,258	94,699	788,985
% of Grand Totals	35.76%	—%	32.72%	17.71%	1.81%	12.00%	100.00%
Rental Expenses:
Premier Workplace	100,049	—	102,485	46,085	2,960	34,266	285,845
Residential	1,552	—	—	2,173	—	1,738	5,463
Hotel	6,671	—	—	—	—	—	6,671
Total	108,272	—	102,485	48,258	2,960	36,004	297,979
% of Grand Totals	36.34%	—%	34.39%	16.20%	0.99%	12.08%	100.00%
Net operating income	$173,829	$—	$155,707	$91,477	$11,298	$58,695	$491,006
% of Grand Totals	35.41%	—%	31.71%	18.63%	2.30%	11.95%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,817)	—	(36,280)	—	—	—	(47,097)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,577	13,225	3,650	3,464	1,846	9,994	40,756
Company’s share of net operating income	$171,589	$13,225	$123,077	$94,941	$13,144	$68,689	$484,665
% of Grand Totals	35.41%	2.73%	25.39%	19.59%	2.71%	14.17%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the three months ended March 31, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$242,078	$—	$256,870	$132,375	$—	$95,565	$726,888
Residential	3,596	—	—	2,391	—	6,979	12,966
Hotel	4,557	—	—	—	—	—	4,557
Total	250,231	—	256,870	134,766	—	102,544	744,411
% of Grand Totals	33.61%	—%	34.51%	18.10%	—%	13.78%	100.00%
Rental Expenses:
Premier Workplace	90,528	—	96,340	43,408	—	33,547	263,823
Residential	1,437	—	—	1,868	—	3,127	6,432
Hotel	4,840	—	—	—	—	—	4,840
Total	96,805	—	96,340	45,276	—	36,674	275,095
% of Grand Totals	35.19%	—%	35.02%	16.46%	—%	13.33%	100.00%
Net operating income	$153,426	$—	$160,530	$89,490	$—	$65,870	$469,316
% of Grand Totals	32.69%	—%	34.21%	19.07%	—%	14.03%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,735)	—	(35,320)	—	—	—	(47,055)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	9,693	13,757	(156)	3,181	1,955	8,891	37,321
Company’s share of net operating income	$151,384	$13,757	$125,054	$92,671	$1,955	$74,761	$459,582
% of Grand Totals	32.94%	2.99%	27.21%	20.16%	0.43%	16.27%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.
11. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units required, and the 2021 - 2023 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended March 31, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$77,890	156,803	$0.50
Effect of Dilutive Securities:
Stock Based Compensation	—	240	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$77,890	157,043	$0.50

	Three months ended March 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$143,047	156,650	$0.91
Effect of Dilutive Securities:
Stock Based Compensation	—	354	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$143,047	157,004	$0.91

BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units required, and the 2021 - 2023 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,849,000 and 17,626,000 redeemable common units for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$88,830	174,652	$0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	240	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$88,830	174,892	$0.51

	Three months ended March 31, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$161,829	174,276	$0.93
Effect of Dilutive Securities:
Stock Based Compensation	—	354	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$161,829	174,630	$0.93

12. Stock Option and Incentive Plan
On January 25, 2023, BXP’s Compensation Committee approved the grant of 2023 MYLTIP awards under the Boston Properties, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP, effective February 7, 2023. The 2023 MYLTIP awards consist of two, equally weighted (50% each) components that utilize BXP’s TSR over a three-year measurement period as the performance metric.
Total earned awards under the 2023 MYLTIP, if any, will equal the sum of the number of LTIP Units earned under the first and second components and will range from zero to a maximum of 322,053 LTIP Units with a target of approximately 161,026 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 100% on February 6, 2026, but, in general, may not be converted, redeemed, sold or otherwise transferred for one additional year thereafter. The 2023 MYLTIP awards are in the form of LTIP Units issued on the grant date, and they are subject to forfeiture to the extent awards are not earned. Prior to the performance measurement date holders of the 2023 MYLTIP Units are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Following the completion of the three-year performance period, the Company will also make a “catch-up” cash payment on the 2023 MYLTIP Units that are ultimately earned in an amount equal to the regular and special distributions, if any, declared during the performance period on BXP’s Common Stock, less the distributions actually paid to holders of 2023 MYLTIP Units during the performance period on all of the awarded 2023 MYLTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2023 MYLTIP awards have an aggregate value of approximately $13.1 million, which amount will generally be amortized into earnings under the graded vesting method.
On February 3, 2023, the measurement period for the Company’s 2020 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 50% of target, or an aggregate of approximately $3.8 million (after giving effect to employee separations). As a result, an aggregate of 152,460 2020 MYLTIP Units that had been previously granted were automatically forfeited.
During the three months ended March 31, 2023, BXP issued 66,634 shares of restricted common stock and BPLP issued 403,446 LTIP Units and 322,053 2023 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2023 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the three months ended March 31, 2023 were valued at approximately $5.0 million. The LTIP Units granted were valued at approximately $28.1 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2023 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $25.9 million and $20.9 million for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was (1) an aggregate of approximately $36.0 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2020 MYLTIP Units and (2) an aggregate of approximately $9.1 million of unrecognized compensation expense related to unvested 2021 - 2023 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.4 years.
13. Subsequent Events
On April 21, 2023, a joint venture in which BXP has a 50% interest exercised an option to extend by one year the maturity date of its $252.6 million construction loan collateralized by its 7750 Wisconsin Avenue property. The completed 734,000 square foot build-to-suit, premier workplace is located in Bethesda, Maryland and is 100% leased to an affiliate of Marriott International, Inc. Effective June 1, 2023, the financing will bear interest at a variable rate equal to Term SOFR plus 1.35% per annum and will now mature on April 26, 2024, with a one-year extension option, subject to certain conditions.
On April 29, 2023, the Company completed and fully placed in-service 2100 Pennsylvania Avenue, a premier workplace project with approximately 480,000 net rentable square feet located in Washington, DC.
On May 02, 2023, BPLP executed interest rate swaps in notional amounts aggregating $1.2 billion. These interest rate swaps were entered into to fix Term SOFR under for BPLP’s 2023 Unsecured Term Loan at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024. Based on BPLP’s credit rating as of May 2, 2023, the interest rate for the 2023 Unsecured Term Loan would be 5.592% (See Note 6).

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. The forward-looking statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that forward-looking statements are based on current beliefs, expectations of future events and assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. If one or more of these known or unknown risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to the impact of changes in general economic and capital market conditions, including continued inflation, increasing interest rates, supply chain disruptions, labor market disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior resulting from the severity and duration of any downturn in the U.S. or global economy, sustained changes in client preferences and space utilization, as well as the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•volatile or adverse global economic and geopolitical conditions, health crises, dislocations in the credit markets and potential financial contagion from recent or future failures of banking institutions could adversely affect economic conditions and/or restrict our access to cost-effective capital, which could have a material adverse effect on our business opportunities, results of operations and financial condition;
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
•risks associated with forward interest rate contracts and derivatives and the effectiveness of such arrangements;
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of March 31, 2023) in the U.S. that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights and general economic factors.

Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients. Our client base is diverse across market sectors. As of March 31, 2023, the weighted-average lease term for our in-place leases based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.6 years. The weighted-average lease term for our 20 largest clients, based on leased square footage, was approximately 10.4 years as of March 31, 2023.
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
•our reputation as a high-quality developer, owner and manager of premier workplaces in our markets;
•our financial strength and our ability to maintain high building standards; and
•our relationships with local brokers.
Outlook
Although we are not in a recession (traditionally defined as negative GDP growth), the effects of a cooling economy are evident. According to FactSet, the S&P 500 is reporting a year-over-year decline in earnings of more than 3% for the first quarter of 2023, which would mark the second straight quarter the index has reported a decline in earnings. With slowing growth, some companies are announcing corporate layoffs and reducing headcount, focusing on cost reductions and taking more time to make leasing decisions, leasing less space, offering space they have for sublease or taking a combination of one or more of the foregoing actions.
With more challenging economic conditions, the return-to-office trend continues to improve. Companies in a variety of industries, including major technology companies, are increasing the days that workers on hybrid schedules are required to come into the office and reinforcing the importance of in-person interactions as a key contributor to overall success.
The premier workplace segment continues to outperform the broader office market, in both vacancy and net absorption, as companies see an opportunity to upgrade their workplaces as a method of attracting their workforces back to the office and recruiting new employees. Throughout our portfolio, there has been a slow but steady increase in the number of unique occupants that are in our offices each month.
The evolving operating environment impacts various aspects of our operating activities as:
•labor market conditions shift, resulting in increasing employer demands for mandatory in-person workdays;
•volatility in the capital markets, on the heels of recent bank failures, have driven companies to be more reticent in capital outlays, including capital required for leasing new space;
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
In light of the foregoing, we believe we are positioning ourselves for success, notwithstanding the uncertain trajectory of the U.S. and global economies, by managing our leverage while continuing to selectively invest (including through both acquisitions and developments) in premier workplace opportunities. We remain focused on the following strategies:
•continuing to embrace our leadership position in the premier workplace segment and leveraging our strength in portfolio quality, client relationships, development skills, market penetration and sustainability to profitably build market share. Premier workplaces, the preferred choice for our current and prospective clients, are gaining market share compared to general office space and demonstrating the highest occupancy, net absorption levels and rental rates in the central business districts (“CBDs”) in markets where we operate;
•leasing available space in our in-service and development properties, as well as proactively focusing on future lease expirations;
•completing the construction and leasing of our development properties;
•pursuing attractive asset class adjacencies where we have a track record of success, such as life sciences and residential development;
•continuing to raise the bar in the quality of our portfolio and actively recycling capital by selling assets, subject to market conditions, which have been, and may continue to be, negatively impacted by a slowdown in the capital markets and the limited availability of private market debt financing;
•actively managing our operations in a sustainable and responsible manner; and
•prioritizing risk management by actively managing liquidity, investing more extensively with joint venture partners to manage our debt levels, and being highly selective in new investment commitments.

The following is an overview of leasing and investment activity in the first quarter of 2023.
Leasing Activity and Occupancy
In the first quarter of 2023, we signed approximately 660,500 square feet of leases with a weighted-average lease term of approximately 7.7 years.
The overall occupancy of our in-service premier workplace and retail properties was 88.6% at March 31, 2023, remaining flat from December 31, 2022. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP. Inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP, our in-service premier workplace and retail properties would be approximately 91.0% leased at March 31, 2023.
The macroeconomic environment has resulted in softening demand in all of our markets. While property tours continue and leases under negotiation move forward, there is less urgency from clients to make new commitments. Potential clients touring space acknowledge that economic uncertainty is impacting space decisions. We have factored in the impacts of a slower economy, softer business performance, and reduced demand for space into our leasing expectations for the remainder of 2023. We expect the bulk of our leasing in 2023 will continue to come from small- and medium-sized professional and financial services firms.
Investment Activity
We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing, and improving premier workplaces in each of our chosen markets. Additional new acquisition opportunities will likely increase in this environment, and we remain committed to developing and acquiring assets to enhance our long-term growth and to meet client demand solely focused on premier workplaces, life sciences, and residential development.
Consistent with this strategy, in the first quarter of 2023, we completed the acquisition of a 50% interest in a joint venture that owns 13100 and 13150 Worldgate Drive located in Herndon, Virginia for a gross purchase price of approximately $17.0 million. The acquisition was completed with available cash. The joint venture intends to redevelop the property for residential use. There can be no assurance that the joint venture will commence the development as currently contemplated or at all.
Also in the first quarter of 2023, we further expanded our life sciences portfolio in Cambridge, Massachusetts, the largest cluster of life sciences companies and research space in the U.S., by commencing the development/redevelopment of two fully pre-leased projects:
•290 Binney Street, an approximately 566,000 square foot laboratory/life sciences property, which is 100% pre-leased to AstraZeneca for a lease term of 15 years.
•300 Binney Street, an approximately 195,000 net rentable square foot premier workplace that is being redeveloped into approximately 236,000 net rentable square feet of laboratory/life sciences space, which is 100% pre-leased to the Broad Institute for a lease term of 15 years.

As of March 31, 2023, our development/redevelopment pipeline consisted of 15 properties that, when completed, we expect will total approximately 4.0 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $3.3 billion, of which approximately $1.9 billion remains to be invested. The commercial space in the pipeline, which excludes View Boston at The Prudential Center and Reston Next Residential, is 52% pre-leased as of April 28, 2023.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. However, the asset sale market for all real estate asset classes has slowed dramatically with the increase in interest rates and transaction volume for office assets in the U.S. declined materially in the first quarter of 2023.
A brief overview of each of our markets follows.
Boston
During the first quarter of 2023, we executed approximately 182,000 square feet of leases and approximately 290,000 square feet of leases commenced in the Boston region. Approximately 137,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 36% over the prior leases.
As of March 31, 2023, our Boston CBD in-service portfolio was approximately 94% occupied and approximately 97% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Our approximately 2.5 million square foot in-service premier workplace portfolio in Cambridge was approximately 98% occupied as of March 31, 2023.
As of March 31, 2023, our Route 128-Mass Turnpike portfolio is comprised of approximately 4.8 million square feet and was approximately 81% occupied and approximately 82% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of March 31, 2023, our LA in-service properties were approximately 86% occupied.
New York
During the first quarter of 2023, we executed approximately 120,000 square feet of leases in the New York region and approximately 249,000 square feet of leases commenced. Approximately 192,000 square feet of the leases that commenced in the first quarter had been vacant for less than one year and they represent a decrease in net rental obligations of approximately 9% over the prior leases. As of March 31, 2023, our New York CBD in-service portfolio was approximately 89% occupied and approximately 93% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
San Francisco
During the first quarter of 2023, we executed approximately 84,000 square feet of leases and approximately 61,000 square feet of leases commenced in the San Francisco region. Approximately 43,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 6% over the prior leases.
As of March 31, 2023, our San Francisco CBD in-service properties were approximately 89% occupied and approximately 90% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 779,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of March 31, 2023, our

Seattle in-service properties were approximately 88% occupied and approximately 91% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Washington, DC
During the first quarter of 2023, we executed approximately 249,000 square feet of leases and approximately 118,000 square feet of leases commenced in the Washington, DC region. Approximately 78,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 47% over the prior leases. The large decrease in net rental obligations is due to the restructuring of an approximately 68,950 square foot lease with a theater client in Springfield, Virginia. Excluding the theater lease, the decrease in net rental obligations is approximately 9% over the prior leases. As of March 31, 2023, our Washington, DC CBD in-service properties were approximately 87% occupied and approximately 89% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of March 31, 2023, our Reston, Virginia properties were approximately 89% occupied and approximately 94% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three months ended March 31, 2023:

Three months ended March 31, 2023
(Square Feet)
Vacant space available at the beginning of the period	5,610,777
Property dispositions/properties taken out of service (1)	(333,277)
Leases expiring or terminated during the period	1,067,880
Total space available for lease	6,345,380
1st generation leases	—
2nd generation leases with new clients	432,003
2nd generation lease renewals	343,442
Total space leased (2)	775,445
Vacant space available for lease at the end of the period	5,569,935

Leases executed during the period, in square feet (3)	660,480

Second generation leasing information: (4)
Leases commencing during the period, in square feet	775,445
Weighted Average Lease Term	90 Months
Weighted Average Free Rent Period	175 Days
Total Transaction Costs Per Square Foot (5)	$72.81
Increase in Gross Rents (6)	0.60%
Increase in Net Rents (7)	0.81%
 __________________
(1)Total vacant square feet of properties taken out of service during the three months ended March 31, 2023 consists of 195,191 square feet at 300 Binney Street, 55,852 square feet at 420 Bedford Street, 57,045 square feet at 430 Bedford Street and 25,189 square feet at 2098 Gaither Road.
(2)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2023.

(3)Represents leases executed during the three months ended March 31, 2023 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the three months ended March 31, 2023 is 186,898 square feet.
(4)Second generation leases are defined as leases for space that has previously been leased by us. Of the 775,445 square feet of second generation leases that commenced during the three months ended March 31, 2023, leases for 588,547 square feet were signed in prior periods.
(5)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(6)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 505,482 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2023; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis. Includes the renewal of a 68,950 square foot lease with a theater client. Excluding this renewal, the increase in second generation gross rent is 3.87%.
(7)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 505,482 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2023. Includes the renewal of a 68,950 square foot lease with a theater client. Excluding this renewal, the increase in second generation net rent is 6.37%.
Transactions during the three months ended March 31, 2023 included the following:
Development/Redevelopment activities
•On January 5, 2023, we commenced the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. Concurrent with the commencement of this project, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of this project. 290 Binney Street is 100% pre-leased to AstraZeneca.
•On January 30, 2023, we commenced the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts. 300 Binney Street consisted of an approximately 195,000 net rentable square foot premier workplace that is being redeveloped into approximately 236,000 net rentable square feet of laboratory/life sciences space. BXP and BPLP recognized approximately $11.0 million of depreciation expense during the three months ended March 31, 2023 associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. The project is 100% pre-leased to the Broad Institute.
Unconsolidated joint venture activity
•On January 31, 2023, we acquired a 50% interest in a joint venture that owns 13100 and 13150 Worldgate Drive located in Herndon, Virginia for a gross purchase price of approximately $17.0 million. The acquisition was completed with available cash. 13100 and 13150 Worldgate Drive consists of two vacant office buildings aggregating approximately 350,000 rentable square feet and a 1,200-space structured parking deck situated on a 10-acre site. The joint venture intends to redevelop the property for residential use. There can be no assurance that the joint venture will commence the development as currently contemplated or at all.
Debt activity
•On January 4, 2023, BPLP entered into a credit agreement that provided for a $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). Under the credit agreement, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan matures on May 16, 2024, with one 12-month extension option, subject to customary conditions. Upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the $730.0 million outstanding under its prior unsecured credit agreement (the “2022 Unsecured Term Loan”), which was scheduled to mature on May 16, 2023. There was no prepayment penalty associated with the repayment of the 2022 Unsecured Term Loan.

Transactions completed subsequent to March 31, 2023 included the following:
•On April 21, 2023, a joint venture in which we have a 50% interest exercised an option to extend by one year the maturity date of its $252.6 million construction loan collateralized by its 7750 Wisconsin Avenue property. The completed 734,000 square foot build-to-suit, premier workplace is located in Bethesda, Maryland and is 100% leased to an affiliate of Marriott International, Inc. Effective June 1, 2023, the financing will bear interest at a variable rate equal to Term SOFR plus 1.35% per annum and will now mature on April 26, 2024, with a one-year extension option, subject to certain conditions.
•On April 29, 2023, we completed and fully placed in-service 2100 Pennsylvania Avenue, a premier workplace project with approximately 480,000 net rentable square feet located in Washington, DC.
•On May 02, 2023, BPLP executed interest rate swaps in notional amounts aggregating $1.2 billion. These interest rate swaps were entered into to fix Term SOFR under for BPLP’s 2023 Unsecured Term Loan at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024. Based on BPLP’s credit rating as of May 2, 2023, the interest rate for the 2023 Unsecured Term Loan would be 5.592%.
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
Our Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of our critical accounting estimates. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2022.
Results of Operations for the Three Months Ended March 31, 2023 and 2022
Net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership decreased approximately $65.2 million and $73.0 million, respectively, for the three months ended March 31, 2023 compared to 2022, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended March 31, 2023 and 2022. For a detailed discussion of net operating income (“NOI”), including the reasons management believes NOI is useful to investors, see page 43.

BXP

	Three months ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc.	$77,890	$143,047	$(65,157)	(45.55)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	9,078	16,361	(7,283)	(44.51)%
Noncontrolling interests in property partnerships	18,660	17,549	1,111	6.33%
Net Income	105,628	176,957	(71,329)	(40.31)%
Other Expenses:
Add:
Interest expense	134,207	101,228	32,979	32.58%
Other Income:
Less:
Unrealized gain on non-real estate investment	259	—	259	100.00%
Gains (losses) from investments in securities	1,665	(2,262)	3,927	173.61%
Interest and other income (loss)	10,941	1,228	9,713	790.96%
Gains on sales of real estate	—	22,701	(22,701)	(100.00)%
Income (loss) from unconsolidated joint ventures	(7,569)	2,189	(9,758)	(445.77)%
Other Expenses:
Add:
Depreciation and amortization expense	208,734	177,624	31,110	17.51%
Transaction costs	911	—	911	100.00%
Payroll and related costs from management services contracts	5,235	4,065	1,170	28.78%
General and administrative expense	55,802	43,194	12,608	29.19%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	5,235	4,065	1,170	28.78%
Development and management services revenue	8,980	5,831	3,149	54.00%
Net Operating Income	$491,006	$469,316	$21,690	4.62%

BPLP

	Three months ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$88,830	$161,829	$(72,999)	(45.11)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	18,660	17,549	1,111	6.33%
Net Income	107,490	179,378	(71,888)	(40.08)%
Other Expenses:
Add:
Interest expense	134,207	101,228	32,979	32.58%
Other Income:
Less:
Unrealized gain on non-real estate investment	259	—	259	100.00%
Gains (losses) from investments in securities	1,665	(2,262)	3,927	173.61%
Interest and other income (loss)	10,941	1,228	9,713	790.96%
Gains on sales of real estate	—	23,384	(23,384)	(100.00)%
Income (loss) from unconsolidated joint ventures	(7,569)	2,189	(9,758)	(445.77)%
Other Expenses:
Add:
Depreciation and amortization expense	206,872	175,886	30,986	17.62%
Transaction costs	911	—	911	100.00%
Payroll and related costs from management services contracts	5,235	4,065	1,170	28.78%
General and administrative expense	55,802	43,194	12,608	29.19%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	5,235	4,065	1,170	28.78%
Development and management services revenue	8,980	5,831	3,149	54.00%
Net Operating Income	$491,006	$469,316	$21,690	4.62%
At March 31, 2023 and 2022, we owned or had joint venture interests in a portfolio of 192 and 201 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three months ended March 31, 2023 and 2022 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
In our analysis of operating results, particularly to make comparisons of net operating income between periods more meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us and in-service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties acquired, placed in-service or in or held for development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.
NOI is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 38.2 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2022 and owned and in-service through March 31, 2023. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2022 or disposed of on or prior to March 31, 2023. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2023 and 2022 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$687,679	$677,524	$10,155	1.50%	$23,426	$—	$33,930	$6,890	$123	$5,218	$342	$13,742	$745,500	$703,374	$42,126	5.99%
Termination Income	195	2,078	(1,883)	(90.62)%	—	—	—	—	—	—	—	—	195	2,078	(1,883)	(90.62)%
Lease Revenue	687,874	679,602	8,272	1.22%	23,426	—	33,930	6,890	123	5,218	342	13,742	745,695	705,452	40,243	5.70%
Parking and Other Revenue	22,389	18,720	3,669	19.60%	950	—	127	—	(3)	2,437	—	279	23,463	21,436	2,027	9.46%
Total Rental Revenue (1)	710,263	698,322	11,941	1.71%	24,376	—	34,057	6,890	120	7,655	342	14,021	769,158	726,888	42,270	5.82%
Real Estate Operating Expenses	269,871	255,164	14,707	5.76%	3,950	—	8,800	2,114	3,142	2,329	82	4,216	285,845	263,823	22,022	8.35%
Net Operating Income (Loss), Excluding Residential and Hotel	440,392	443,158	(2,766)	(0.62)%	20,426	—	25,257	4,776	(3,022)	5,326	260	9,805	483,313	463,065	20,248	4.37%
Residential Net Operating Income (2)	6,263	4,843	1,420	29.32%	—	—	—	—	—	—	—	1,691	6,263	6,534	(271)	(4.15)%
Hotel Net Operating Income (Loss) (2)	1,430	(283)	1,713	605.30%	—	—	—	—	—	—	—	—	1,430	(283)	1,713	605.30%
Net Operating Income (Loss)	$448,085	$447,718	$367	0.08%	$20,426	$—	$25,257	$4,776	$(3,022)	$5,326	$260	$11,496	$491,006	$469,316	$21,690	4.62%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 43. Residential Net Operating Income for the three months ended March 31, 2023 and 2022 is comprised of Residential Revenue of $11,726 and $12,966 less Residential Expenses of $5,463 and $6,432, respectively. Hotel Net Operating Income (Loss) for the three months ended March 31, 2023 and 2022 is comprised of Hotel Revenue of $8,101 and $4,557 less Hotel Expenses of $6,671 and $4,840, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $10.2 million for the three months ended March 31, 2023 compared to 2022. The increase was a result of our average revenue per square foot increasing by approximately $2.25, contributing approximately $19.9 million, partially offset by an approximately $9.7 million decrease due to our average occupancy decreasing from 91.7% to 90.4%.
Termination Income
Termination income decreased by approximately $1.9 million for the three months ended March 31, 2023 compared to 2022.
Termination income for the three months ended March 31, 2023 related to seven clients across the Same Property Portfolio and totaled approximately $0.2 million, which was primarily related to clients that terminated leases early in New York City.
Termination income for the three months ended March 31, 2022 related to ten clients across the Same Property Portfolio and totaled approximately $1.5 million, which was primarily related to clients that terminated leases early in San Francisco. In addition, we received a distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.6 million.
Parking and Other Revenue
Parking and other revenue increased by approximately $3.7 million for the three months ended March 31, 2023 compared to 2022. Parking revenue increased by approximately $3.8 million and was partially offset by a decrease in other revenue of approximately $0.1 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $14.7 million, or 5.8%, for the three months ended March 31, 2023 compared to 2022, due primarily to an increase in real estate taxes of approximately $7.2 million, or 5.8%, and other real estate operating expenses of $7.5 million, or 5.8%. The increase in real estate taxes was primarily in the Boston region.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2022 and March 31, 2023. Rental revenue and real estate operating expenses increased by approximately $24.4 million and $4.0 million, respectively, for the three months ended March 31, 2023 compared to 2022, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2023	2022	Change	2023	2022	Change
			(dollars in thousands)
Madison Centre	May 17, 2022	754,988	$14,258	$—	$14,258	$2,960	$—	$2,960
125 Broadway	September 16, 2022	271,000	10,118	—	10,118	990	—	990
		1,025,988	$24,376	$—	$24,376	$3,950	$—	$3,950
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2022 and March 31, 2023. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $27.2 million and $6.7 million, respectively, for the three months ended March 31, 2023 compared to 2022, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Reston Next	Fourth Quarter, 2021	Fourth Quarter, 2022	1,063,236	$11,335	$6,890	$4,445	$3,880	$2,114	$1,766
325 Main Street	Second Quarter, 2022	Second Quarter, 2022	414,565	11,526	—	11,526	1,858	—	1,858
2100 Pennsylvania Avenue (1)	Second Quarter, 2022	N/A	480,000	5,141	—	5,141	1,727	—	1,727
880 Winter Street (2)	Third Quarter, 2022	Fourth Quarter, 2022	243,618	6,055	—	6,055	1,335	—	1,335
			2,201,419	$34,057	$6,890	$27,167	$8,800	$2,114	$6,686
______________
(1)See Note 13 to the Consolidated Financial Statements.
(2)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space.

Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2022 and March 31, 2023. Rental revenue from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $7.5 million and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio increased by approximately $0.8 million, for the three months ended March 31, 2023 compared to 2022, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced or Held for Development / Redevelopment	Square Feet	2023	2022	Change	2023	2022	Change
			(dollars in thousands)
140 Kendrick Street - Building A	July 1, 2022	104,000	$—	$1,103	$(1,103)	$—	$337	$(337)
760 Boylston Street	September 12, 2022	118,000	—	—	—	—	221	(221)
105 Carnegie Center	November 30, 2022	73,000	—	304	(304)	—	234	(234)
2096 Gaither Road	December 1, 2022	50,000	—	53	(53)	34	93	(59)
RTC Next-Hotel (1)	December 19, 2022	N/A	201	—	201	2	—	2
Kendall Center Blue Parking Garage (2)	January 4, 2023	N/A	25	2,439	(2,414)	2,277	324	1,953
300 Binney Street	January 30, 2023	236,000	(900)	2,927	(3,827)	117	462	(345)
Lexington Office Park (3)	March 31, 2023	166,779	629	684	(55)	611	592	19
2098 Gaither Road (3)	March 31, 2023	50,000	165	145	20	101	66	35
		797,779	$120	$7,655	$(7,535)	$3,142	$2,329	$813
______________
(1)On December 19, 2022, this lease was reclassified as a sales-type lease.
(2)The Kendall Center Blue Parking Garage was taken out of service on January 4, 2023 to support the development of 290 Binney Street. Real estate operating expenses for the three months ended March 31, 2023 included approximately $2.3 million of demolition costs.
(3)Lexington Office Park and 2098 Gaither Road are no longer considered “in-service” as each property’s occupied percentage is below 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2022 and March 31, 2023. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $16.6 million and $5.4 million, respectively, for the three months ended March 31, 2023 compared to 2022, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Office
195 West Street	March 31, 2022	Office	63,500	$—	$749	$(749)	$—	$242	$(242)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	—	2,836	(2,836)	—	962	(962)
601 Massachusetts Avenue	August 30, 2022	Office	478,667	—	10,436	(10,436)	—	3,012	(3,012)
			1,275,588	—	14,021	(14,021)	—	4,216	(4,216)
Residential
The Avant at Reston Town Center (1)	November 8, 2022	Residential	329,195	342	2,938	(2,596)	82	1,247	(1,165)
Total Residential			329,195	342	2,938	(2,596)	82	1,247	(1,165)
			1,604,783	$342	$16,959	$(16,617)	$82	$5,463	$(5,381)
______________
(1)We retained and continue to own approximately 26,000 square feet of ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the three months ended March 31, 2023 represent the ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the three months ended March 31, 2022 represent the entire property and not just the portion sold.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $1.4 million for the three months ended March 31, 2023 compared to 2022.
The following reflects our occupancy and rate information for our residential same properties for the three months ended March 31, 2023 and 2022.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)
Proto Kendall Square	$3,002	$2,743	9.4%	$5.52	$5.04	9.5%	95.4%	93.6%	1.9%	94.8%	93.1%	1.8%
The Lofts at Atlantic Wharf	$4,428	$3,933	12.6%	$4.91	$4.36	12.6%	95.4%	96.1%	(0.7)%	95.4%	95.6%	(0.2)%
Signature at Reston	$2,677	$2,580	3.8%	$2.77	$2.66	4.1%	93.7%	94.2%	(0.5)%	93.1%	93.5%	(0.4)%
The Skylyne	$3,445	$3,342	3.1%	$4.38	$4.03	8.7%	91.5%	71.5%	28.0%	89.3%	68.6%	30.2%
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

Hotel Net Operating Income (Loss)
The Boston Marriott Cambridge hotel had net operating income of approximately $1.4 million for the three months ended March 31, 2023, representing an increase of approximately $1.7 million compared to the three months ended March 31, 2022.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2023 and 2022.

	2023	2022	Change (%)
Occupancy	61.3%	40.4%	51.7%
Average daily rate	$261.52	$266.10	(1.7)%
REVPAR	$160.41	$91.38	75.5%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $3.1 million for the three months ended March 31, 2023 compared to 2022. Development services revenue and management services revenue increased by approximately $0.9 million and $2.2 million, respectively. The increase in development management services revenue was primarily related to an increase in development fees from unconsolidated joint ventures in the San Francisco and Washington, DC regions. The increase in management services revenue was primarily related to an increase in property management fees earned from an unconsolidated joint venture in New York City and a third-party owned building in the Washington, DC region and asset management fees earned from an unconsolidated joint venture in the Los Angeles region.
General and Administrative Expense
General and administrative expense increased by approximately $12.6 million for the three months ended March 31, 2023 compared to 2022 primarily due to increases in compensation expense and other general and administrative expenses of approximately $11.6 million and $1.0 million, respectively. The increase in compensation expense was related to (1) an approximately $4.0 million increase in the value of our deferred compensation plan and (2) an approximately $7.6 million increase in other compensation expenses, primarily due to age-based vesting. The increase in other general and administrative expenses was primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2023 and 2022 were approximately $4.5 million and $4.0 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.9 million for the three months ended March 31, 2023 compared to 2022 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note that immediately follows the cover page of this Quarterly Report on Form 10-Q.

BXP
Depreciation and amortization expense increased by approximately $31.1 million for the three months ended March 31, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$169,106	$168,572	$534
Properties Acquired Portfolio	15,856	—	15,856
Properties Placed In-Service Portfolio	10,974	3,012	7,962
Properties in Development or Redevelopment Portfolio (1)	12,686	2,804	9,882
Properties Sold Portfolio	112	3,236	(3,124)
	$208,734	$177,624	$31,110
______________
(1)During the three months ended March 31, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the three months ended March 31, 2023, we recorded approximately $0.8 million of accelerated depreciation expense for the demolition of the garage, of which approximately $0.2 million related to the step-up of real estate assets.
BPLP
Depreciation and amortization expense increased by approximately $31.0 million for the three months ended March 31, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$167,424	$166,834	$590
Properties Acquired Portfolio	15,856	—	15,856
Properties Placed In-Service Portfolio	10,974	3,012	7,962
Properties in Development or Redevelopment Portfolio (1)	12,506	2,804	9,702
Properties Sold Portfolio	112	3,236	(3,124)
	$206,872	$175,886	$30,986
______________
(1)During the three months ended March 31, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the three months ended March 31, 2023, we recorded approximately $0.6 million of accelerated depreciation expense for the demolition of the garage.
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
Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
For the three months ended March 31, 2023 compared to 2022, income (loss) from unconsolidated joint ventures decreased by approximately $9.8 million due primarily to an increase in interest expense due to increasing interest rates on variable rate debt.

Gains on Sales of Real Estate
Gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that immediately follows the cover page of this Quarterly Report on Form 10-Q.
BXP
Gains on sales of real estate decreased by approximately $22.7 million for the three months ended March 31, 2023 compared to 2022. During the three months ended March 31, 2022, we recognized a gain of approximately $22.7 million related to the sale of 195 West Street in Waltham, Massachusetts.
BPLP
Gains on sales of real estate decreased by approximately $23.4 million for the three months ended March 31, 2023 compared to 2022. During the three months ended March 31, 2022, we recognized a gain of approximately $23.4 million related to the sale of 195 West Street in Waltham, Massachusetts.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $9.7 million for the three months ended March 31, 2023 compared to 2022, due primarily to an increase of approximately $10.1 million in interest income due to increased interest earned on our deposits.
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended March 31, 2023 and 2022 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended March 31, 2023 and 2022, we recognized gains (losses) of approximately $1.7 million and $(2.3) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $1.7 million and $(2.3) million during the three months ended March 31, 2023 and 2022, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain on Non-Real Estate Investment
During the year ended December 31, 2022, we began investing in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, for the three months ended March 31, 2023, we recognized an unrealized gain of $0.3 million due to the observable changes in the fair value of the investments.
Interest Expense
Interest expense increased by approximately $33.0 million for the three months ended March 31, 2023 compared to 2022, as detailed below.

Component	Change in interest expense for the three months ended March 31, 2023 compared to March 31, 2022
(in thousands)
Increases to interest expense due to:
Increase in interest associated with unsecured term loan	$16,210
Issuance of $750 million in aggregate principal of 6.750% senior notes due 2027 on November 17, 2022	12,675
Increase in interest due to finance lease for one in-service property	1,894
Amortization expense of financing fees primarily related to unsecured term loan	1,386
Decrease in capitalized interest related to development projects	1,308
Other interest expense (excluding senior notes)	44
Total increases to interest expense	33,517
Decrease to interest expense due to:
Decrease in interest associated with unsecured credit facilities	(538)
Total decrease to interest expense	(538)
Total change in interest expense	$32,979
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended March 31, 2023 and 2022 was approximately $10.6 million and $13.7 million, respectively. These costs are not included in the interest expense referenced above.
At March 31, 2023, our variable rate debt consisted of BPLP’s $1.5 billion unsecured credit facility (the “Revolving Facility”) and $1.2 billion 2023 Unsecured Term Loan. For a summary of our consolidated debt as of March 31, 2023 and March 31, 2022 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $1.1 million for the three months ended March 31, 2023 compared to 2022, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2023	2022	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$2,403	$3,037	$(634)
Times Square Tower	5,683	5,300	383
601 Lexington Avenue (1)	4,011	2,279	1,732
100 Federal Street	2,812	3,163	(351)
Atlantic Wharf Office Building	3,751	3,770	(19)
	$18,660	$17,549	$1,111
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our clients.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $7.3 million for the three months ended March 31, 2023 compared to 2022 due primarily to a decrease in allocable income, which included recognizing a greater gain on sales of real estate during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations and balloon payments on maturing debt, including $500 million of 3.125% unsecured senior notes due September 1, 2023 and $700 million of 3.800% unsecured senior notes due February 1, 2024;
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

The following table presents information on properties under construction/redevelopment as of March 31, 2023 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at March 31, 2023 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
140 Kendrick - Building A (Redevelopment)	Third Quarter, 2023	Needham, MA	1	104,000	$19,133	$26,600	$—	$—	$7,467	100%
2100 Pennsylvania Avenue	Third Quarter, 2024	Washington, DC	1	480,000	334,638	375,900	—	—	41,262	84%	(6)
360 Park Avenue South (42% ownership)	Fourth Quarter, 2025	New York, NY	1	450,000	206,950	248,000	92,774	89,677	37,953	—%	(7)
Reston Next Office Phase II	Second Quarter, 2025	Reston, VA	1	90,000	29,578	61,000	—	—	31,422	—%
Platform 16 Building A (55% ownership)	Fourth Quarter, 2026	San Jose, CA	1	389,500	93,161	231,900	—	—	138,739	—%	(8)
Total Office Properties under Construction/Redevelopment			5	1,513,500	683,460	943,400	92,774	89,677	256,843	34%

Laboratory/Life Sciences
751 Gateway (49% ownership)	Second Quarter, 2024	South San Francisco, CA	1	231,000	95,636	127,600	—	—	31,964	100%
103 CityPoint	Third Quarter, 2024	Waltham, MA	1	113,000	60,312	115,100	—	—	54,788	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	168,668	274,700	—	—	106,032	43%
300 Binney Street	First Quarter, 2025	Cambridge, MA	1	236,000	14,914	210,200	—	—	195,286	100%
105 Carnegie Center (Redevelopment)	Second Quarter, 2025	Princeton, NJ	1	73,000	1,030	40,600	—	—	39,570	—%
651 Gateway (50% ownership) (Redevelopment)	Fourth Quarter, 2025	South San Francisco, CA	1	327,000	46,074	146,500	—	—	100,426	7%
290 Binney Street	Second Quarter, 2026	Cambridge, MA	1	566,000	124,026	1,185,200	—	—	1,061,174	100%
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			7	1,875,000	510,660	2,099,900	—	—	1,589,240	64%

Residential
Reston Next Residential (508 units) (20% ownership)	Second Quarter, 2026	Reston, VA	1	417,000	11,509	47,700	28,000	5,045	13,236	—%
Total Residential Properties under Construction			1	417,000	11,509	47,700	28,000	5,045	13,236	—

Retail
760 Boylston Street (Redevelopment)	Second Quarter, 2024	Boston, MA	1	118,000	4,047	43,800	—	—	39,753	100%
Reston Next Retail	Fourth Quarter, 2025	Reston, VA	1	33,000	18,495	26,600	—	—	8,105	—%
Total Retail Properties under Construction/Redevelopment			2	151,000	22,542	70,400	—	—	47,858	78%

Other
View Boston Observatory at The Prudential Center (Redevelopment)	N/A	Boston, MA	—	59,000	161,945	182,300	—	—	20,355	N/A	(9)
Total Properties under Construction/Redevelopment			15	4,015,500	$1,390,116	$3,343,700	$120,774	$94,722	$1,927,532	52%	(10)
___________
(1)Represents our share.

(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through March 31, 2023.
(3)Includes approximately $174.1 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $174.1 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of April 28, 2023, including leases with future commencement dates.
(6)The property was 64% placed in-service as of March 31, 2023. See Note 13 to the Consolidated Financial Statements.
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
(8)Estimated total investment represents the costs to complete Building A, a 389,500 square foot building, and Building A’s proportionate share of land and garage costs. In conjunction with the construction of Building A, garage and site work will be completed for Phase II, which will support approximately 700,000 square feet of development in two office buildings, budgeted to be an incremental $118 million remaining to spend.
(9)We expect to place this project in-service and open to the public in the second quarter of 2023.
(10)Percentage leased excludes the residential property and the View Boston Observatory at The Prudential Center (redevelopment) at 800 Boylston Street - The Prudential Center.

Lease revenue (which includes recoveries from clients), other income from operations, available cash balances, proceeds from mortgage financings and offerings of unsecured indebtedness, draws on BPLP’s Revolving Facility, and funding from institutional private equity partners are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing client turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, as well as the sale of assets from time to time. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs. Material adverse changes in one or more sources of capital may adversely affect our net cash flows.
We expect our primary uses of capital over the next twelve months will be to fund the continuation and completion of our current and committed development and redevelopment projects, repay debt maturities (as discussed below), service the interest payments on our outstanding indebtedness, and satisfy our REIT distribution requirements.
As of March 31, 2023, we had 15 properties under development or redevelopment. Our share of the estimated total cost for these projects is approximately $3.3 billion, of which approximately $1.9 billion remains to be funded with equity through 2026. In the first quarter of 2023, we commenced the development/redevelopment of:
•290 Binney Steet in Cambridge, Massachusetts, an approximately 566,000 net rentable square foot laboratory/life sciences project. The project has a total budget of approximately $1.2 billion and is expected to be completed in 2026. The project is 100% pre-leased to AstraZeneca.
•300 Binney Street in Cambridge, Massachusetts. The redevelopment of this approximately 195,000 net rentable square foot property into an approximately 236,000 net rentable square foot laboratory/life sciences property has a total budgeted cost of $210.2 million. This project is 100% pre-leased to the Broad Institute.
On January 4, 2023, we entered into the 2023 Unsecured Term Loan, which provided for a $1.2 billion unsecured term loan facility that matures in May 2024, with one, twelve-month extension, subject to the satisfaction of customary conditions. Upon entry into the credit agreement, we borrowed the full $1.2 billion available under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the $730.0 million 2022 Unsecured Term Loan, which was scheduled to mature on May 16, 2023.
After repayment of the 2022 Unsecured Term Loan on January 4, 2023, our remaining 2023 and 2024 debt maturities include (1) $500.0 million aggregate principal amount of BPLP’s 3.125% senior unsecured notes, which mature on September 1, 2023, (2) $700.0 million aggregate principal amount of BPLP’s 3.800% senior unsecured notes, which mature on February 1, 2024 and (3) the $1.2 billion 2023 Unsecured Term Loan (unless extended as noted above). In our unconsolidated joint venture portfolio, after extending the construction loan collateralized by 7750 Wisconsin Avenue in April 2023 (see Note 13 to the Consolidated Financial Statements), we have approximately $481.2 million (our share) of debt maturing through 2024. We expect to fund 2023 and 2024 debt maturities using available cash balances, proceeds from asset sales, draws on BPLP’s Revolving Facility, and/or through refinancings using secured debt, unsecured debt or both. We expect our quarterly interest expense will increase moderately for the remainder of 2023 compared to the first quarter of 2023 primarily due to the cessation of capitalized interest on our 2023 development deliveries.
As of April 28, 2023, we had available cash of approximately $670.2 million (of which approximately $99.9 million is attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.5 billion available under BPLP’s Revolving Facility and our available cash, as of April 28, 2023, are sufficient to fund our remaining capital requirements on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
We may seek to enhance our liquidity to fund our current and future development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on interest rates, the overall conditions in the debt and public and private equity markets, and our leverage at the time, we may decide to access one or more of these capital sources. Doing so may result in us carrying additional cash and cash equivalents pending our use of the proceeds, which could increase our net interest expense or be dilutive to our earnings, or both.
We have not sold any shares under BXP’s $600.0 million “at the market” equity offering program, which is scheduled to expire on May 22, 2023. We expect to replace the “at the market” equity offering program prior to its expiration.
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
BXP’s Board of Directors will continue to evaluate BXP’s dividend rate in light of our actual and projected taxable income (including gains on sales), liquidity requirements and other circumstances, and there can be no assurance that the future dividends declared by BXP’s Board of Directors will not differ materially from the current quarterly dividend amount.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $964.3 million and $482.3 million at March 31, 2023 and 2022, respectively, representing an increase of approximately $482.0 million. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$234,010	$219,490	$14,520
Net cash used in investing activities	(285,592)	(151,335)	(134,257)
Net cash provided by (used in) financing activities	279,052	(86,970)	366,022
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.6 years as of March 31, 2023, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.

Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the three months ended March 31, 2023 and March 31, 2022 is detailed below:

	Three months ended March 31,
	2023	2022
	(in thousands)
Acquisitions of real estate	$—	$(3,580)
Construction in progress (1)	(119,682)	(100,313)
Building and other capital improvements	(39,100)	(26,811)
Tenant improvements	(67,175)	(55,168)
Proceeds from the sales of real estate (2)	—	35,397
Capital contributions to unconsolidated joint ventures (3)	(60,745)	(26,293)
Capital distributions from unconsolidated joint ventures (4)	—	20,095
Investment in non-real estate investments	(733)	—
Investments in securities, net	1,843	5,338
Net cash used in investing activities	$(285,592)	$(151,335)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the three months ended March 31, 2023 included ongoing expenditures associated with 2100 Pennsylvania Avenue, which was partially placed in-service during the three months ended March 31, 2023. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, View Boston Observatory at The Prudential Center, 103 CityPoint, Reston Next Office Phase II, 140 Kendrick Street Building A, 760 Boylston Street, 105 Carnegie Center, 290 Binney Street and 300 Binney Street.
Construction in progress for the three months ended March 31, 2022 included ongoing expenditures associated with Reston Next, which is partially placed in-service. In addition, we incurred costs associated with our continued development/redevelopment of 325 Main Street, 2100 Pennsylvania Avenue, 180 CityPoint, View Boston Observatory at The Prudential Center, 880 Winter Street and 103 CityPoint.
(2)On March 31, 2022, we completed the sale of 195 West Street located in Waltham, Massachusetts for a gross sale price of $37.7 million. Net cash proceeds totaled approximately $35.4 million, resulting in a gain on sale of real estate totaling approximately $22.7 million for BXP and approximately $23.4 million for BPLP. 195 West Street is an approximately 63,500 net rentable square foot premier workplace.
(3)Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2023 consisted primarily of cash contributions of approximately $17.3 million, $15.6 million, $11.6 million, $6.5 million and $4.0 million to our Worldgate Drive, Gateway Commons, Platform 16, Dock 72 and 751 Gateway joint ventures, respectively. On January 31, 2023, we entered into a new joint venture for 13100 and 13150 Worldgate Drive located in Herndon, Virginia.
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
Cash provided by financing activities for the three months ended March 31, 2023 totaled approximately $279.1 million. This amount consisted primarily of borrowings under the 2023 Unsecured Term Loan, partially offset by the repayment of our 2022 Unsecured Term Loan and payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	March 31, 2023
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,830	156,830	$8,487,640
Common Operating Partnership Units	18,659	18,659	1,009,825	(2)
Total Equity		175,489	$9,497,465

Consolidated Debt			$14,709,436
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,604,852
Subtract:
Partners’ share of Consolidated Debt (4)			(1,358,881)
BXP’s Share of Debt			$14,955,407

Consolidated Market Capitalization			$24,206,901
BXP’s Share of Market Capitalization			$24,452,872
Consolidated Debt/Consolidated Market Capitalization			60.77%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			61.16%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on March 31, 2023 of $54.12.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2020 MYLTIP Units) but excludes the 2021 - 2023 MYLTIP Units because the three-year performance periods had not ended as of March 31, 2023.
(3)See page 64 for additional information.
(4)See page 63 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP Common Stock on March 31, 2023, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
(i)     the number of outstanding shares of Common Stock of BXP,
(ii)     the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),
(iii)     the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and
(iv)     the number of OP Units issuable upon conversion of 2012 OPP Units, and 2013 - 2020 MYLTIP Units that were issued in the form of LTIP Units.

The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2021 - 2023 MYLTIP Units are not included in this calculation as of March 31, 2023.
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
Debt Financing
As of March 31, 2023, we had approximately $14.7 billion of outstanding consolidated indebtedness, representing approximately 60.77% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $10.2 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.69% per annum and maturities in 2023 through 2033, (2) $3.3 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.42% per annum and a weighted-average term of 5.6 years and (3) $1.2 billion outstanding under BPLP’s 2023 Unsecured Term Loan that matures on May 16, 2024.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, unsecured line of credit, and unsecured term loan, as well as Consolidated Debt Financing Statistics at March 31, 2023 and March 31, 2022.

	March 31,
	2023	2022
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,273,553	$3,268,745
Unsecured senior notes, net	10,240,967	9,486,379
Unsecured line of credit	—	255,000
Unsecured term loan, net	1,194,916	—
Consolidated Debt	14,709,436	13,010,124
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,604,852	1,425,290
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,358,881)	(1,356,905)
BXP’s Share of Debt	$14,955,407	$13,078,509

	March 31,
	2023	2022
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate	91.88%	98.04%
Variable rate	8.12%	1.96%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate	3.62%	3.43%
Variable rate	5.87%	1.13%
Total	3.81%	3.39%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate	3.51%	3.32%
Variable rate	5.49%	1.02%
Total	3.67%	3.28%
Weighted-average maturity at end of period (in years):
Fixed rate	5.4	6.4
Variable rate	1.1	4.2
Total	5.0	6.3
_______________
(1)See page 64 for additional information.
(2)See page 63 for additional information.
Unsecured Credit Facility
On June 15, 2021, BPLP amended and restated its prior credit facility (as amended and restated, the “2021 Credit Facility”). The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. Among other things, the 2021 Credit Facility (1) extended the maturity date from April 24, 2022 to June 15, 2026, (2) eliminated the $500.0 million delayed draw facility (3) reduced the per annum variable interest rates on borrowings and (4) added a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions. Based on BPLP’s March 31, 2023 credit rating, (1) the applicable Eurocurrency and LIBOR Daily Floating Rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum. The 2021 Credit Facility includes provisions which allow LIBOR Daily Floating Rate to be switched to SOFR.

At March 31, 2023, BPLP had no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.4 million, with the ability to borrow approximately $1.5 billion. At April 28, 2023, BPLP had no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.4 million, with the ability to borrow approximately $1.5 billion.
Unsecured Term Loan
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
At BPLP’s option, loans under the 2023 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) Term SOFR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating.
On January 4, 2023, upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the 2022 Unsecured Term Loan, which was scheduled to mature on May 16, 2023. There was no prepayment penalty associated with the repayment of the 2022 Unsecured Term Loan.
As of March 31, 2023, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.85% per annum based on BPLP’s current credit rating at March 31, 2023 (See Note 13 to the Consolidated Financial Statements). At March 31, 2023, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan.
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of March 31, 2023 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes	3.125%	3.279%	$500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
Total principal			10,300,000
Less:
Net unamortized discount			13,339
Deferred financing costs, net			45,694
Total			$10,240,967

_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2023, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at March 31, 2023:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(14,616)	$2,285,384	$914,205	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(11,831)	988,169	444,676	(2)(5)	January 9, 2032
Total			$3,300,000	$(26,447)	$3,273,553	$1,358,881
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2023, the maximum funding obligation under the guarantee was approximately $12.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 7 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Seventeen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At March 31, 2023, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $4.0 billion (of which our proportionate share is approximately $1.6 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2023. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55.00%	4.06%	4.23%	$300,000	$(1,223)	$298,777	$164,327	(2)(4)	July 19, 2025
Market Square North	50.00%	6.92%	7.10%	125,000	(597)	124,403	62,202	(2)(3) (5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	35,357	(243)	35,114	17,557		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	550,000	(781)	549,219	274,610	(2)	August 9, 2027
Dock 72	50.00%	7.13%	7.39%	198,383	(1,272)	197,111	98,555	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	6.89%	7.06%	174,329	(135)	174,194	87,097	(2)(7)	September 6, 2023
Hub50House	50.00%	4.43%	4.51%	185,000	(1,257)	183,743	91,871	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	6.03%	6.24%	337,604	(362)	337,242	168,621	(2)(3) (9)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	5.77%	6.32%	251,542	(116)	251,426	125,713	(2)(3) (10)	April 26, 2023
360 Park Avenue South	42.21%	7.11%	7.56%	212,668	(1,707)	210,961	89,047	(2)(3) (11)	December 14, 2024
Safeco Plaza	33.67%	4.82%	4.96%	250,000	(1,162)	248,838	83,784	(2)(12)	September 1, 2026
500 North Capitol Street, NW	30.00%	4.15%	4.20%	105,000	(10)	104,990	31,497	(2)	June 6, 2023
200 Fifth Avenue	26.69%	4.34%	5.60%	600,000	(9,424)	590,576	149,196	(2)(13)	November 24, 2028
901 New York Avenue	25.00%	3.61%	3.69%	211,039	(313)	210,726	52,682		January 5, 2025
3 Hudson Boulevard	25.00%	8.06%	8.14%	80,000	(16)	79,984	19,996	(2)(3) (14)	July 13, 2023
Metropolitan Square	20.00%	7.25%	8.03%	420,000	(3,342)	416,658	83,332	(2)(3) (15)	April 9, 2024
Reston Next Residential	20.00%	6.55%	6.87%	25,223	(1,396)	23,827	4,765	(2)(3) (16)	May 13, 2026
Total				$4,061,145	$(23,356)	$4,037,789	$1,604,852
_______________
(1)GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, which includes mortgage recording fees.
(2)The loan requires interest only payments with a balloon payment due at maturity.
(3)The loan includes certain extension options, subject to certain conditions.
(4)The loan bears interest at a variable rate equal to SOFR plus 1.38% per annum. A subsidiary of the joint venture entered into interest rate swap contracts with notional amounts aggregating $300.0 million through April 1, 2025, resulting in a fixed rate of approximately 4.059% per annum through the expiration of the interest rate swap contracts.
(5)The loan bears interest at a variable rate equal to the greater of (1) the sum of (x) SOFR and (y) 2.41% or (2) 2.80% per annum.
(6)The construction financing bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25%, plus (2) 2.50% per annum.
(7)The construction financing bears interest at a variable rate equal to LIBOR plus 2.25% per annum.
(8)The loan bears interest at a variable rate equal to SOFR plus 1.35% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts.
(9)The construction financing bears interest at a variable rate equal to LIBOR plus 1.50% per annum (LIBOR plus 1.375% per annum upon stabilization, as defined in the loan agreement).
(10)The construction financing bears interest at a variable rate equal to LIBOR plus 1.25% per annum. The maturity date of the loan has been extended to April 26, 2024 (See Note 13 to the Consolidated Financial Statements).
(11)The loan bears interest at a variable rate equal to Adjusted Term SOFR plus 2.40% per annum. The spread on the variable rate may be reduced, subject to certain conditions.
(12)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2023.
(13)The loan bears interest at a variable rate equal to LIBOR plus 1.30% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. In addition to items noted in footnote one above, the GAAP interest rate includes the adjustment required to reflect the loan at fair value upon acquisition.
(14)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of March 31, 2023, the loan has approximately $21.0 million of accrued interest due at the maturity date.
(15)The indebtedness consists of (x) a $305.0 million mortgage loan payable which bears interest at a variable rate equal to SOFR plus approximately 1.81%, and (y) a $115.0 million mezzanine note payable which bears interest at a variable rate equal to SOFR plus 5.25%. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 4.50% per annum on a notional amount of $420.0 million through April 15, 2024.
(16)The construction financing has a borrowing capacity of $140.0 million. The construction financing bears interest at a variable rate equal to SOFR plus 2.00% per annum.
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

BXP
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO attributable to Boston Properties, Inc. for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties, Inc.	$77,890	$143,047
Add:
Noncontrolling interest—common units of the Operating Partnership	9,078	16,361
Noncontrolling interests in property partnerships	18,660	17,549
Net income	105,628	176,957
Add:
Depreciation and amortization	208,734	177,624
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,711)	(17,653)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,645	22,044
Corporate-related depreciation and amortization	(469)	(404)
Less:
Gains on sales of real estate	—	22,701
Unrealized gain on non-real estate investment	259	—
Noncontrolling interests in property partnerships	18,660	17,549
Funds from Operations (FFO) attributable to the Operating Partnership	302,908	318,318
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	30,957	32,182
Funds from Operations attributable to Boston Properties, Inc.	$271,951	$286,136
Our percentage share of Funds from Operations—basic	89.78%	89.89%
Weighted average shares outstanding—basic	156,803	156,650

The following tables presents a reconciliation of net income attributable to Boston Properties, Inc. to Diluted FFO attributable to Boston Properties, Inc. for income (numerator) and shares/units (denominator) for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties, Inc.	$77,890	$143,047
Add:
Noncontrolling interest—common units of the Operating Partnership	9,078	16,361
Noncontrolling interests in property partnerships	18,660	17,549
Net income	105,628	176,957
Add:
Depreciation and amortization	208,734	177,624
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,711)	(17,653)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,645	22,044
Corporate-related depreciation and amortization	(469)	(404)
Less:
Gains on sales of real estate	—	22,701
Unrealized gain on non-real estate investment	259	—
Noncontrolling interests in property partnerships	18,660	17,549
Funds from Operations (FFO) attributable to the Operating Partnership	302,908	318,318
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	302,908	318,318
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	30,927	32,118
Diluted FFO attributable to Boston Properties, Inc. (1)	$271,981	$286,200
___________
(1)BXP’s share of diluted Funds from Operations was 89.79% and 89.91% for the three months ended March 31, 2023 and 2022, respectively.

	Three months ended March 31,
	2023	2022
	shares/units (in thousands)
Basic Funds from Operations	174,652	174,276
Effect of Dilutive Securities:
Stock based compensation	240	354
Diluted Funds from Operations	174,892	174,630
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,849	17,626
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	157,043	157,004
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.79% and 89.91% for the three months ended March 31, 2023 and 2022, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$88,830	$161,829
Add:
Noncontrolling interests in property partnerships	18,660	17,549
Net income	107,490	179,378
Add:
Depreciation and amortization	206,872	175,886
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,711)	(17,653)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,645	22,044
Corporate-related depreciation and amortization	(469)	(404)
Less:
Gains on sales of real estate	—	23,384
Unrealized gain on non-real estate investment	259	—
Noncontrolling interests in property partnerships	18,660	17,549
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$302,908	$318,318
Weighted average shares outstanding—basic	174,652	174,276
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2020 MYLTIP Units).

The following tables presents a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$88,830	$161,829
Add:
Noncontrolling interests in property partnerships	18,660	17,549
Net income	107,490	179,378
Add:
Depreciation and amortization	206,872	175,886
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,711)	(17,653)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,645	22,044
Corporate-related depreciation and amortization	(469)	(404)
Less:
Gains on sales of real estate	—	23,384
Unrealized gain on non-real estate investment	259	—
Noncontrolling interests in property partnerships	18,660	17,549
Funds from Operations attributable to Boston Properties Limited Partnership (1)	302,908	318,318
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$302,908	$318,318
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2020 MYLTIP Units).

	Three months ended March 31,
	2023	2022
	shares/units (in thousands)
Basic Funds from Operations	174,652	174,276
Effect of Dilutive Securities:
Stock based compensation	240	354
Diluted Funds from Operations	174,892	174,630
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
During the three months ended March 31, 2023, we paid approximately $103.1 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended March 31, 2023, we and our unconsolidated joint venture partners incurred approximately $61.9 million of new client-related obligations associated with approximately 643,000 square feet of second generation leases, or approximately $96 per square foot. We signed approximately 17,500 square feet of first generation leases. The client-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the first quarter of

2023, we signed leases for approximately 660,500 million square feet of space and incurred aggregate client-related obligations of approximately $66.2 million, or approximately $100 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
The following table presents the aggregate carrying value of our mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit, unsecured term loans, net and our corresponding estimate of fair value as of March 31, 2023. As of March 31, 2023, approximately $13.5 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. As of March 31, 2023, the weighted-average interest rate on our variable rate debt was 5.49% per annum. The following table presents our aggregate debt obligations with corresponding weighted-average GAAP interest rates sorted by maturity date.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”

	2023	2024	2025	2026	2027	2028+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(3,632)	$(4,843)	$(4,843)	$(4,843)	$2,297,138	$994,576	$3,273,553	$2,826,826
GAAP Average Interest Rate	—%	—%	—%	—%	3.64%	2.93%	3.42%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$499,660	$699,332	$847,777	$1,991,157	$743,895	$5,459,146	$10,240,967	$8,759,487
GAAP Average Interest Rate	3.28%	3.92%	3.35%	3.63%	6.92%	3.33%	3.69%
Variable Rate	—	1,194,916	—	—	—	—	1,194,916	1,200,000
Total Debt	$496,028	$1,889,405	$842,934	$1,986,314	$3,041,033	$6,453,722	$14,709,436	$12,786,313

At March 31, 2023, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.51% per annum. At March 31, 2023, our outstanding variable rate debt totaled $1.2 billion. At March 31, 2023, the coupon/stated rate on our variable rate debt was approximately 5.49% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $3.0 million for the three months ended March 31, 2023.
The fair value amounts were determined solely by considering the impact of hypothetical interest rates on our financial instruments. Due to the uncertainty of specific actions, we may undertake to minimize possible effects of market interest rate increases, this analysis assumes no changes in our financial structure.
We expect that all LIBOR settings relevant to us will cease to be published or will no longer be representative after June 30, 2023. The discontinuation of LIBOR will not affect our ability to borrow or maintain already outstanding borrowings or hedging transactions, but if our contracts indexed to LIBOR are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest or hedging costs that are greater than if LIBOR remained available. Additionally, although SOFR is the recommended replacement rate, it is also possible that lenders may instead choose alternative replacements that may differ from LIBOR in ways similar to SOFR or in ways that would result in greater interest or hedging costs for us. It is not yet possible to predict the magnitude of LIBOR’s end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR. As of March 31, 2023, each of the agreements governing our variable rate debt, for our consolidated debt, either have been transitioned to SOFR or provide for the replacement of LIBOR if it becomes unavailable during the term of such agreement.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased
January 1, 2023 – January 31, 2023	7,533	(1)	$71.20	N/A	N/A
February 1, 2023 – February 28, 2023	1,165	(1)	$75.48	N/A	N/A
March 1, 2023 – March 31, 2023	—		$—	N/A	N/A
Total	8,698		$71.77	N/A	N/A
___________
(1)Represents common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2023, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to employees under the Boston Properties, Inc. 2021 Stock Incentive Plan and purchases of common stock under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of 75,436 common units to BXP in exchange for approximately $0.5 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
January 1, 2023 – January 31, 2023	7,533	(1)	$71.20	N/A	N/A
February 1, 2023 – February 28, 2023	153,625	(2)	$0.82	N/A	N/A
March 1, 2023 – March 31, 2023	—		$—	N/A	N/A
Total	161,158		$4.11	N/A	N/A
___________
(1)Represents common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Includes 152,460 2020 MYLTIP units. The measurement period for such 2020 MYLTIP units ended on February 3, 2023 and BXP’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2020 MYLTIP units. Under the terms of the applicable 2020 MYLTIP award agreements, 152,460 unearned 2020 MYLTIP units were repurchased at a price of $0.25 per 2020 MYLTIP unit, which was the amount originally paid by each employee for the units. Also includes 1,165 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.

ITEM 6—Exhibits.
(a)Exhibits

10.1	—
Credit Agreement, dated as of January 4, 2023, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on January 9, 2023.)

10.2*	—
Second Amended and Restated Employment Agreement, dated February 28, 2023, by and between Raymond A. Ritchey and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on February 28, 2023.)

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

_____________
*     Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

May 3, 2023	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 3, 2023	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)