Form 10-Q
period 2023-06-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2023-08-07
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,864,549
(Registrant)	(Class)	(Outstanding on July 28, 2023)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2023 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of June 30, 2023, BXP owned an approximate 89.4% ownership interest in BPLP. The remaining approximate 10.6% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units or preferred units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $246.4 million, or 1.3% at June 30, 2023, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2023	December 31, 2022
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,870,107 and $6,789,029 at June 30, 2023 and December 31, 2022, respectively)	$25,762,722	$25,389,663
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2023 and December 31, 2022, respectively)	237,526	237,510
Right of use assets - operating leases	166,421	167,351
Less: accumulated depreciation (amounts related to VIEs of $(1,434,592) and $(1,381,401) at June 30, 2023 and December 31, 2022, respectively)	(6,568,568)	(6,298,082)
Total real estate	19,598,101	19,496,442
Cash and cash equivalents (amounts related to VIEs of $256,201 and $259,658 at June 30, 2023 and December 31, 2022, respectively)	1,581,575	690,333
Cash held in escrows	46,915	46,479
Investments in securities	33,481	32,277
Tenant and other receivables, net (amounts related to VIEs of $13,921 and $16,521 at June 30, 2023 and December 31, 2022, respectively)	91,968	81,389
Related party note receivable, net	88,834	78,576
Sales-type lease receivable, net	13,250	12,811
Accrued rental income, net (amounts related to VIEs of $382,622 and $367,138 at June 30, 2023 and December 31, 2022, respectively)	1,318,320	1,276,580
Deferred charges, net (amounts related to VIEs of $172,655 and $176,597 at June 30, 2023 and December 31, 2022, respectively)	710,820	733,282
Prepaid expenses and other assets (amounts related to VIEs of $13,534 and $11,647 at June 30, 2023 and December 31, 2022, respectively)	77,457	43,589
Investments in unconsolidated joint ventures	1,780,959	1,715,911
Total assets	$25,341,680	$24,207,669
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,274,764 and $3,272,368 at June 30, 2023 and December 31, 2022, respectively)	$3,274,764	$3,272,368
Unsecured senior notes, net	10,985,395	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,196,046	730,000
Lease liabilities - finance leases (amounts related to VIEs of $20,675 and $20,604 at June 30, 2023 and December 31, 2022, respectively)	251,874	249,335
Lease liabilities - operating leases	204,826	204,686
Accounts payable and accrued expenses (amounts related to VIEs of $57,852 and $29,466 at June 30, 2023 and December 31, 2022, respectively)	434,574	417,545
Dividends and distributions payable	171,465	170,643
Accrued interest payable	111,088	103,774
Other liabilities (amounts related to VIEs of $101,301 and $114,232 at June 30, 2023 and December 31, 2022, respectively)	418,813	450,918
Total liabilities	17,048,845	15,837,237
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 108,642 and 97,853 units outstanding at redemption value at June 30, 2023 and December 31, 2022, respectively	6,292	6,613

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2023	December 31, 2022
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 156,932,300 and 156,836,767 issued and 156,853,400 and 156,757,867 outstanding at June 30, 2023 and December 31, 2022, respectively	1,569	1,568
Additional paid-in capital	6,561,161	6,539,147
Dividends in excess of earnings	(516,550)	(391,356)
Treasury common stock at cost, 78,900 shares at June 30, 2023 and December 31, 2022	(2,722)	(2,722)
Accumulated other comprehensive loss	(3,406)	(13,718)
Total stockholders’ equity attributable to Boston Properties, Inc.	6,040,052	6,132,919
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	689,123	683,583
Property partnerships	1,557,368	1,547,317
Total equity	8,286,543	8,363,819
Total liabilities and equity	$25,341,680	$24,207,669

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Lease	$761,733	$721,899	$1,518,608	$1,440,019
Parking and other	26,984	30,346	50,993	52,080
Hotel	13,969	12,089	22,070	16,646
Development and management services	9,858	6,354	18,838	12,185
Direct reimbursements of payroll and related costs from management services contracts	4,609	3,239	9,844	7,304
Total revenue	817,153	773,927	1,620,353	1,528,234
Expenses
Operating
Rental	291,036	273,848	582,344	544,103
Hotel	8,161	6,444	14,832	11,284
General and administrative	44,175	34,665	99,977	77,859
Payroll and related costs from management services contracts	4,609	3,239	9,844	7,304
Transaction costs	308	496	1,219	496
Depreciation and amortization	202,577	183,146	411,311	360,770
Total expenses	550,866	501,838	1,119,527	1,001,816
Other income (expense)
Income (loss) from unconsolidated joint ventures	(6,668)	(54)	(14,237)	2,135
Gains on sales of real estate	—	96,247	—	118,948
Interest and other income (loss)	17,343	1,195	28,284	2,423
Other income - assignment fee	—	6,624	—	6,624
Gains (losses) from investments in securities	1,571	(4,716)	3,236	(6,978)
Unrealized gain on non-real estate investment	124	—	383	—
Interest expense	(142,473)	(104,142)	(276,680)	(205,370)
Net income	136,184	267,243	241,812	444,200
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(19,768)	(18,546)	(38,428)	(36,095)
Noncontrolling interest—common units of the Operating Partnership	(12,117)	(25,708)	(21,169)	(42,061)
Net income attributable to Boston Properties, Inc.	$104,299	$222,989	$182,215	$366,044
Basic earnings per common share attributable to Boston Properties, Inc.
Net income	$0.67	$1.42	$1.16	$2.33
Weighted average number of common shares outstanding	156,826	156,720	156,815	156,685
Diluted earnings per common share attributable to Boston Properties, Inc.
Net income	$0.66	$1.42	$1.16	$2.33
Weighted average number of common and common equivalent shares outstanding	157,218	157,192	157,131	157,098

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$136,184	$267,243	$241,812	$444,200
Other comprehensive income:
Effective portion of interest rate contracts	14,965	35	8,427	7,600
Amortization of interest rate contracts (1)	1,674	1,677	3,349	3,353
Other comprehensive income	16,639	1,712	11,776	10,953
Comprehensive income	152,823	268,955	253,588	455,153
Net income attributable to noncontrolling interests	(31,885)	(44,254)	(59,597)	(78,156)
Other comprehensive income attributable to noncontrolling interests	(1,831)	(304)	(1,463)	(1,368)
Comprehensive income attributable to Boston Properties, Inc.	$119,107	$224,397	$192,528	$375,629
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, March 31, 2023	156,830	$1,568	$6,549,314	$(467,159)	$(2,722)	$(18,214)	$691,627	$1,552,070	$8,306,484
Redemption of operating partnership units to common stock	16	1	598	—	—	—	(599)	—	—
Allocated net income for the period	—	—	—	104,325	—	—	12,091	19,768	136,184
Dividends/distributions declared	—	—	—	(153,716)	—	—	(18,376)	—	(172,092)
Net activity from stock option and incentive plan	8	—	(110)	—	—	—	14,052	—	13,942
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(14,614)	(14,614)
Effective portion of interest rate contracts	—	—	—	—	—	13,435	1,530	—	14,965
Amortization of interest rate contracts	—	—	—	—	—	1,373	157	144	1,674
Reallocation of noncontrolling interest	—	—	11,359	—	—	—	(11,359)	—	—
Equity, June 30, 2023	156,854	$1,569	$6,561,161	$(516,550)	$(2,722)	$(3,406)	$689,123	$1,557,368	$8,286,543

Equity, March 31, 2022	156,712	$1,567	$6,509,663	$(636,421)	$(2,722)	$(28,485)	$649,602	$1,548,455	$8,041,659
Redemption of operating partnership units to common stock	11	—	401	—	—	—	(401)	—	—
Allocated net income for the period	—	—	—	222,997	—	—	25,700	18,546	267,243
Dividends/distributions declared	—	—	—	(153,592)	—	—	(17,939)	—	(171,531)
Net activity from stock option and incentive plan	3	—	4,420	—	—	—	13,605	—	18,025
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(14,439)	(14,439)
Effective portion of interest rate contracts	—	—	—	—	—	31	4	—	35
Amortization of interest rate contracts	—	—	—	—	—	1,377	156	144	1,677
Reallocation of noncontrolling interest	—	—	10,513	—	—	—	(10,513)	—	—
Equity, June 30, 2022	156,726	$1,567	$6,524,997	$(567,016)	$(2,722)	$(27,077)	$660,214	$1,552,706	$8,142,669

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2022	156,758	$1,568	$6,539,147	$(391,356)	$(2,722)	$(13,718)	$683,583	$1,547,317	$8,363,819
Redemption of operating partnership units to common stock	21	1	793	—	—	—	(794)	—	—
Allocated net income for the period	—	—	—	182,215	—	—	21,169	38,428	241,812
Dividends/distributions declared	—	—	—	(307,409)	—	—	(36,737)	—	(344,146)
Shares issued pursuant to stock purchase plan	9	—	586	—	—	—	—	—	586
Net activity from stock option and incentive plan	66	—	3,338	—	—	—	38,023	—	41,361
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	7,555	7,555
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(36,220)	(36,220)
Effective portion of interest rate contracts	—	—	—	—	—	7,565	862	—	8,427
Amortization of interest rate contracts	—	—	—	—	—	2,747	314	288	3,349
Reallocation of noncontrolling interest	—	—	17,297	—	—	—	(17,297)	—	—
Equity, June 30, 2023	156,854	$1,569	$6,561,161	$(516,550)	$(2,722)	$(3,406)	$689,123	$1,557,368	$8,286,543

Equity, December 31, 2021	156,545	$1,565	$6,497,730	$(625,891)	$(2,722)	$(36,662)	$642,655	$1,556,553	$8,033,228
Redemption of operating partnership units to common stock	152	2	5,427	—	—	—	(5,429)	—	—
Allocated net income for the period	—	—	—	366,044	—	—	42,061	36,095	444,200
Dividends/distributions declared	—	—	—	(307,169)	—	—	(35,859)	—	(343,028)
Shares issued pursuant to stock purchase plan	5	—	600	—	—	—	—	—	600
Net activity from stock option and incentive plan	24	—	4,287	—	—	—	32,659	—	36,946
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(41,079)	(41,079)
Effective portion of interest rate contracts	—	—	—	—	—	6,831	769	—	7,600
Amortization of interest rate contracts	—	—	—	—	—	2,754	311	288	3,353
Reallocation of noncontrolling interest	—	—	16,953	—	—	—	(16,953)	—	—
Equity, June 30, 2022	156,726	$1,567	$6,524,997	$(567,016)	$(2,722)	$(27,077)	$660,214	$1,552,706	$8,142,669

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$241,812	$444,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	411,311	360,770
Amortization of right of use assets - operating leases	929	1,407
Non-cash compensation expense	41,524	36,195
Loss (income) from unconsolidated joint ventures	14,237	(2,135)
Distributions of net cash flow from operations of unconsolidated joint ventures	11,437	10,097
Losses (gains) from investments in securities	(3,236)	6,978
Allowance for current expected credit losses	264	(458)
Non-cash portion of interest expense	14,940	12,528
Other income - assignment fee	—	(6,624)
Gains on sales of real estate	—	(118,948)
Unrealized gain on non-real estate investment	(383)	—
Change in assets and liabilities:
Tenant and other receivables, net	3,721	10,167
Notes receivable, net	—	(152)
Accrued rental income, net	(42,965)	(48,901)
Prepaid expenses and other assets	(24,758)	6,326
Lease liabilities - operating leases	140	82
Accounts payable and accrued expenses	6,320	(18,636)
Accrued interest payable	7,314	2,036
Other liabilities	(21,773)	(37,732)
Tenant leasing costs	(47,651)	(40,561)
Total adjustments	371,371	172,439
Net cash provided by operating activities	613,183	616,639
Cash flows from investing activities:
Acquisitions of real estate	—	(727,835)
Construction in progress	(235,331)	(237,182)
Building and other capital improvements	(78,344)	(63,278)
Tenant improvements	(135,743)	(97,844)
Proceeds from sales of real estate	—	157,345
Proceeds from assignment fee	—	6,624
Capital contributions to unconsolidated joint ventures	(103,595)	(69,819)
Capital distributions from unconsolidated joint ventures	7,350	36,622
Investment in non-real estate investments	(733)	—
Issuance of related party note receivable	(10,500)	—
Proceeds from notes receivable	—	10,000
Investments in securities, net	2,032	5,197
Net cash used in investing activities	(554,864)	(980,170)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from unsecured senior notes	747,727	—
Borrowings on unsecured line of credit	—	340,000
Repayments of unsecured line of credit	—	(320,000)
Borrowings on unsecured term loan	1,200,000	730,000
Repayment of unsecured term loan	(730,000)	—
Deferred financing costs	(12,339)	(2,230)
Net activity from equity transactions	(39)	(366)
Dividends and distributions	(343,325)	(341,951)
Contributions from noncontrolling interests in property partnerships	7,555	849
Distributions to noncontrolling interests in property partnerships	(36,220)	(41,079)
Net cash provided by financing activities	833,359	365,223
Net increase in cash and cash equivalents and cash held in escrows	891,678	1,692
Cash and cash equivalents and cash held in escrows, beginning of period	736,812	501,158
Cash and cash equivalents and cash held in escrows, end of period	$1,628,490	$502,850

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$690,333	$452,692
Cash held in escrows, beginning of period	46,479	48,466
Cash and cash equivalents and cash held in escrows, beginning of period	$736,812	$501,158

Cash and cash equivalents, end of period	$1,581,575	$456,491
Cash held in escrows, end of period	46,915	46,359
Cash and cash equivalents and cash held in escrows, end of period	$1,628,490	$502,850

Supplemental disclosures:
Cash paid for interest	$273,214	$216,409
Interest capitalized	$21,153	$27,819

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(85,878)	$(65,435)
Change in real estate included in accounts payable and accrued expenses	$25,562	$40,655
Construction in progress, net deconsolidated	$—	$(11,316)
Investment in unconsolidated joint ventures recorded upon deconsolidation	$—	$11,316
Dividends and distributions declared but not paid	$171,465	$170,937
Conversions of noncontrolling interests to stockholders’ equity	$794	$5,429
Issuance of restricted securities to employees and non-employee directors	$47,885	$47,198

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2023	December 31, 2022
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,870,107 and $6,789,029 at June 30, 2023 and December 31, 2022, respectively)	$25,396,457	$25,022,149
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2023 and December 31, 2022, respectively)	237,526	237,510
Right of use assets - operating leases	166,421	167,351
Less: accumulated depreciation (amounts related to VIEs of $(1,434,592) and $(1,381,401) at June 30, 2023 and December 31, 2022, respectively)	(6,448,665)	(6,180,474)
Total real estate	19,351,739	19,246,536
Cash and cash equivalents (amounts related to VIEs of $256,201 and $259,658 at June 30, 2023 and December 31, 2022, respectively)	1,581,575	690,333
Cash held in escrows	46,915	46,479
Investments in securities	33,481	32,277
Tenant and other receivables, net (amounts related to VIEs of $13,921 and $16,521 at June 30, 2023 and December 31, 2022, respectively)	91,968	81,389
Related party note receivable, net	88,834	78,576
Sales-type lease receivable, net	13,250	12,811
Accrued rental income, net (amounts related to VIEs of $382,622 and $367,138 at June 30, 2023 and December 31, 2022, respectively)	1,318,320	1,276,580
Deferred charges, net (amounts related to VIEs of $172,655 and $176,597 at June 30, 2023 and December 31, 2022, respectively)	710,820	733,282
Prepaid expenses and other assets (amounts related to VIEs of $13,534 and $11,647 at June 30, 2023 and December 31, 2022, respectively)	77,457	43,589
Investments in unconsolidated joint ventures	1,780,959	1,715,911
Total assets	$25,095,318	$23,957,763
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,274,764 and $3,272,368 at June 30, 2023 and December 31, 2022, respectively)	$3,274,764	$3,272,368
Unsecured senior notes, net	10,985,395	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,196,046	730,000
Lease liabilities - finance leases (amounts related to VIEs of $20,675 and $20,604 at June 30, 2023 and December 31, 2022, respectively)	251,874	249,335
Lease liabilities - operating leases	204,826	204,686
Accounts payable and accrued expenses (amounts related to VIEs of $57,852 and $29,466 at June 30, 2023 and December 31, 2022, respectively)	434,574	417,545
Dividends and distributions payable	171,465	170,643
Accrued interest payable	111,088	103,774
Other liabilities (amounts related to VIEs of $101,301 and $114,232 at June 30, 2023 and December 31, 2022, respectively)	418,813	450,918
Total liabilities	17,048,845	15,837,237
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 108,642 and 97,853 units outstanding at redemption value at June 30, 2023 and December 31, 2022, respectively	6,292	6,613

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2023	December 31, 2022
Noncontrolling interests:
Redeemable partnership units— 16,522,540 and 16,531,172 common units and 2,135,852 and 1,679,175 long term incentive units outstanding at redemption value at June 30, 2023 and December 31, 2022, respectively	1,135,053	1,280,886
Capital:
Boston Properties Limited Partnership partners’ capital— 1,755,118 and 1,749,682 general partner units and 155,098,282 and 155,008,185 limited partner units outstanding at June 30, 2023 and December 31, 2022, respectively	5,351,166	5,299,428
Accumulated other comprehensive loss	(3,406)	(13,718)
Total partners’ capital	5,347,760	5,285,710
Noncontrolling interests in property partnerships	1,557,368	1,547,317
Total capital	6,905,128	6,833,027
Total liabilities and capital	$25,095,318	$23,957,763

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Lease	$761,733	$721,899	$1,518,608	$1,440,019
Parking and other	26,984	30,346	50,993	52,080
Hotel	13,969	12,089	22,070	16,646
Development and management services	9,858	6,354	18,838	12,185
Direct reimbursements of payroll and related costs from management services contracts	4,609	3,239	9,844	7,304
Total revenue	817,153	773,927	1,620,353	1,528,234
Expenses
Operating
Rental	291,036	273,848	582,344	544,103
Hotel	8,161	6,444	14,832	11,284
General and administrative	44,175	34,665	99,977	77,859
Payroll and related costs from management services contracts	4,609	3,239	9,844	7,304
Transaction costs	308	496	1,219	496
Depreciation and amortization	200,895	181,416	407,767	357,302
Total expenses	549,184	500,108	1,115,983	998,348
Other income (expense)
Income (loss) from unconsolidated joint ventures	(6,668)	(54)	(14,237)	2,135
Gains on sales of real estate	—	99,608	—	122,992
Interest and other income (loss)	17,343	1,195	28,284	2,423
Other income - assignment fee	—	6,624	—	6,624
Gains (losses) from investments in securities	1,571	(4,716)	3,236	(6,978)
Unrealized gain on non-real estate investment	124	—	383	—
Interest expense	(142,473)	(104,142)	(276,680)	(205,370)
Net income	137,866	272,334	245,356	451,712
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(19,768)	(18,546)	(38,428)	(36,095)
Net income attributable to Boston Properties Limited Partnership	$118,098	$253,788	$206,928	$415,617
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.68	$1.45	$1.18	$2.38
Weighted average number of common units outstanding	174,748	174,392	174,693	174,323
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.67	$1.45	$1.18	$2.38
Weighted average number of common and common equivalent units outstanding	175,140	174,864	175,009	174,736

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$137,866	$272,334	$245,356	$451,712
Other comprehensive income:
Effective portion of interest rate contracts	14,965	35	8,427	7,600
Amortization of interest rate contracts (1)	1,674	1,677	3,349	3,353
Other comprehensive income	16,639	1,712	11,776	10,953
Comprehensive income	154,505	274,046	257,132	462,665
Comprehensive income attributable to noncontrolling interests	(19,912)	(18,690)	(38,716)	(36,383)
Comprehensive income attributable to Boston Properties Limited Partnership	$134,593	$255,356	$218,416	$426,282
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, March 31, 2023	1,755	155,075	$5,449,936	$(18,214)	$1,552,070	$6,983,792	$1,074,648
Net activity from contributions and unearned compensation	—	7	(110)	—	—	(110)	14,052
Allocated net income for the period	—	—	106,007	—	19,768	125,775	12,091
Distributions	—	—	(153,716)	—	—	(153,716)	(18,376)
Conversion of redeemable partnership units	—	16	599	—	—	599	(599)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(51,550)	—	—	(51,550)	51,550
Effective portion of interest rate contracts	—	—	—	13,435	—	13,435	1,530
Amortization of interest rate contracts	—	—	—	1,373	144	1,517	157
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(14,614)	(14,614)	—
Equity, June 30, 2023	1,755	155,098	$5,351,166	$(3,406)	$1,557,368	$6,905,128	$1,135,053

Equity, March 31, 2022	1,749	154,962	$3,914,832	$(28,485)	$1,548,455	$5,434,802	$2,347,834
Net activity from contributions and unearned compensation	1	4	4,418	—	—	4,418	13,607
Allocated net income for the period	—	—	228,088	—	18,546	246,634	25,700
Distributions	—	—	(153,592)	—	—	(153,592)	(17,939)
Conversion of redeemable partnership units	—	11	401	—	—	401	(401)
Adjustment to reflect redeemable partnership units at redemption value	—	—	722,283	—	—	722,283	(722,283)
Effective portion of interest rate contracts	—	—	—	31	—	31	4
Amortization of interest rate contracts	—	—	—	1,377	144	1,521	156
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(14,439)	(14,439)	—
Equity, June 30, 2022	1,750	154,977	$4,716,430	$(27,077)	$1,552,706	$6,242,059	$1,646,678

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2022	1,750	155,008	$5,299,428	$(13,718)	$1,547,317	$6,833,027	$1,280,886
Net activity from contributions and unearned compensation	5	69	3,922	—	—	3,922	38,025
Allocated net income for the period	—	—	185,759	—	38,428	224,187	21,169
Distributions	—	—	(307,409)	—	—	(307,409)	(36,737)
Conversion of redeemable partnership units	—	21	794	—	—	794	(794)
Adjustment to reflect redeemable partnership units at redemption value	—	—	168,672	—	—	168,672	(168,672)
Effective portion of interest rate contracts	—	—	—	7,565	—	7,565	862
Amortization of interest rate contracts	—	—	—	2,747	288	3,035	314
Contributions from noncontrolling interests in property partnerships	—	—	—	—	7,555	7,555	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(36,220)	(36,220)	—
Equity, June 30, 2023	1,755	155,098	$5,351,166	$(3,406)	$1,557,368	$6,905,128	$1,135,053

Equity, December 31, 2021	1,746	154,799	$4,173,290	$(36,662)	$1,556,553	$5,693,181	$2,078,603
Net activity from contributions and unearned compensation	1	29	4,885	—	—	4,885	32,661
Allocated net income for the period	—	—	373,556	—	36,095	409,651	42,061
Distributions	—	—	(307,169)	—	—	(307,169)	(35,859)
Conversion of redeemable partnership units	3	149	5,429	—	—	5,429	(5,429)
Adjustment to reflect redeemable partnership units at redemption value	—	—	466,439	—	—	466,439	(466,439)
Effective portion of interest rate contracts	—	—	—	6,831	—	6,831	769
Amortization of interest rate contracts	—	—	—	2,754	288	3,042	311
Contributions from noncontrolling interests in property partnerships	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(41,079)	(41,079)	—
Equity, June 30, 2022	1,750	154,977	$4,716,430	$(27,077)	$1,552,706	$6,242,059	$1,646,678
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$245,356	$451,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	407,767	357,302
Amortization of right of use assets - operating leases	929	1,407
Non-cash compensation expense	41,524	36,195
Loss (income) from unconsolidated joint ventures	14,237	(2,135)
Distributions of net cash flow from operations of unconsolidated joint ventures	11,437	10,097
Losses (gains) from investments in securities	(3,236)	6,978
Allowance for current expected credit losses	264	(458)
Non-cash portion of interest expense	14,940	12,528
Other income - assignment fee	—	(6,624)
Gains on sales of real estate	—	(122,992)
Unrealized gain on non-real estate investment	(383)	—
Change in assets and liabilities:
Tenant and other receivables, net	3,721	10,167
Note receivable, net	—	(152)
Accrued rental income, net	(42,965)	(48,901)
Prepaid expenses and other assets	(24,758)	6,326
Lease liabilities - operating leases	140	82
Accounts payable and accrued expenses	6,320	(18,636)
Accrued interest payable	7,314	2,036
Other liabilities	(21,773)	(37,732)
Tenant leasing costs	(47,651)	(40,561)
Total adjustments	367,827	164,927
Net cash provided by operating activities	613,183	616,639
Cash flows from investing activities:
Acquisitions of real estate	—	(727,835)
Construction in progress	(235,331)	(237,182)
Building and other capital improvements	(78,344)	(63,278)
Tenant improvements	(135,743)	(97,844)
Proceeds from sales of real estate	—	157,345
Proceeds from assignment fee	—	6,624
Capital contributions to unconsolidated joint ventures	(103,595)	(69,819)
Capital distributions from unconsolidated joint ventures	7,350	36,622
Investment in non-real estate investments	(733)	—
Issuance of related party note receivable	(10,500)	—
Proceeds from notes receivable	—	10,000
Investments in securities, net	2,032	5,197
Net cash used in investing activities	(554,864)	(980,170)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2023	2022
Cash flows from financing activities:
Proceeds from unsecured senior notes	747,727	—
Borrowings on unsecured line of credit	—	340,000
Repayments of unsecured line of credit	—	(320,000)
Borrowings on unsecured term loan	1,200,000	730,000
Repayment of unsecured term loan	(730,000)	—
Deferred financing costs	(12,339)	(2,230)
Net activity from equity transactions	(39)	(366)
Distributions	(343,325)	(341,951)
Contributions from noncontrolling interests in property partnerships	7,555	849
Distributions to noncontrolling interests in property partnerships	(36,220)	(41,079)
Net cash provided by financing activities	833,359	365,223
Net increase in cash and cash equivalents and cash held in escrows	891,678	1,692
Cash and cash equivalents and cash held in escrows, beginning of period	736,812	501,158
Cash and cash equivalents and cash held in escrows, end of period	$1,628,490	$502,850

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$690,333	$452,692
Cash held in escrows, beginning of period	46,479	48,466
Cash and cash equivalents and cash held in escrows, beginning of period	$736,812	$501,158

Cash and cash equivalents, end of period	$1,581,575	$456,491
Cash held in escrows, end of period	46,915	46,359
Cash and cash equivalents and cash held in escrows, end of period	$1,628,490	$502,850

Supplemental disclosures:
Cash paid for interest	$273,214	$216,409
Interest capitalized	$21,153	$27,819

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(84,629)	$(65,435)
Change in real estate included in accounts payable and accrued expenses	$25,562	$40,655
Construction in progress, net deconsolidated	$—	$(11,316)
Investment in unconsolidated joint ventures recorded upon deconsolidation	$—	$11,316
Distributions declared but not paid	$171,465	$170,937
Conversions of redeemable partnership units to partners’ capital	$794	$5,429
Issuance of restricted securities to employees and non-employee directors	$47,885	$47,198

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at June 30, 2023 owned an approximate 89.4% (89.6% at December 31, 2022) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2023 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2020 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2021 - 2023 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2020 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2021 - 2023 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2020 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 9 and 13).
Properties
At June 30, 2023, the Company owned or had joint venture interests in a portfolio of 191 commercial real estate properties (the “Properties”) aggregating approximately 54.1 million net rentable square feet of primarily premier workplaces, including 13 properties under construction/redevelopment totaling approximately 3.1 million net rentable square feet. At June 30, 2023, the Properties consisted of:
•170 office and life sciences properties (including 10 properties under construction/redevelopment);
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified six entities that are VIEs as of June 30, 2023 and has determined that it is the primary beneficiary for all of these entities as of June 30, 2023.
Consolidated Variable Interest Entities
As of June 30, 2023, BXP has identified six consolidated VIEs, including BPLP. Excluding BPLP, the VIEs consisted of the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street.
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
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements.
The table below presents for June 30, 2023 and December 31, 2022, the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized (as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”).

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
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, sales-type lease receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$88,834	$90,500	$78,576	$79,220
Sales-type lease receivable, net	13,250	13,173	12,811	13,045
Total	$102,084	$103,673	$91,387	$92,265

Mortgage notes payable, net	$3,274,764	$2,765,657	$3,272,368	$2,744,479
Unsecured senior notes, net	10,985,395	9,751,688	10,237,968	9,135,512
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	1,196,046	1,194,895	730,000	730,000
Total	$15,456,205	$13,712,240	$14,240,336	$12,609,991
In addition to the financial instruments noted above, the Company uses interest rate swap agreements to manage its interest rate risk (See Note 7). The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table presents the aggregate fair value of the Company’s interest rate swaps as of June 30, 2023 and December 31, 2022 (in thousands):

Fair value	June 30, 2023	December 31, 2022
Interest rate swaps	$6,445	$—

3. Real Estate
BXP
Real estate consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Land	$5,189,287	$5,189,811
Right of use assets - finance leases	237,526	237,510
Right of use assets - operating leases	166,421	167,351
Land held for future development (1)	637,191	721,501
Buildings and improvements	16,054,447	15,820,724
Tenant improvements	3,345,766	3,200,743
Furniture, fixtures and equipment	53,181	50,310
Construction in progress	482,850	406,574
Total	26,166,669	25,794,524
Less: Accumulated depreciation	(6,568,568)	(6,298,082)
	$19,598,101	$19,496,442
_______________
(1)Includes pre-development costs.
BPLP
Real estate consisted of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Land	$5,094,578	$5,095,102
Right of use assets - finance leases	237,526	237,510
Right of use assets - operating leases	166,421	167,351
Land held for future development (1)	637,191	721,501
Buildings and improvements	15,782,891	15,547,919
Tenant improvements	3,345,766	3,200,743
Furniture, fixtures and equipment	53,181	50,310
Construction in progress	482,850	406,574
Total	25,800,404	25,427,010
Less: Accumulated depreciation	(6,448,665)	(6,180,474)
	$19,351,739	$19,246,536
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
On January 30, 2023, the Company commenced the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts. 300 Binney Street consisted of an approximately 195,000 net rentable square foot premier workplace that is being redeveloped into approximately 236,000 net rentable square feet of laboratory/life sciences space. BXP and BPLP recognized approximately $11.0 million of depreciation expense during the six months ended June 30, 2023 associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. The project is 100% pre-leased to the Broad Institute.
On April 29, 2023, the Company completed and fully placed in-service 2100 Pennsylvania Avenue, a premier workplace project with approximately 476,000 net rentable square feet located in Washington, DC.

On June 1, 2023, the Company completed and fully placed in-service its View Boston Observatory at The Prudential Center, a redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. View Boston Observatory at The Prudential Center consists of approximately 63,000 net rentable square feet of retail, including food and beverage, and observation space.
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
Lessor
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three and six months ended June 30, 2023 and 2022 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Revenue	2023	2022	2023	2022
Fixed contractual payments	$629,189	$601,351	$1,250,835	$1,200,958
Variable lease payments	132,315	120,548	267,318	239,061
Sales-type lease income	229	—	455	—
	$761,733	$721,899	$1,518,608	$1,440,019

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2023 and December 31, 2022:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		June 30, 2023	December 31, 2022
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(6,053)	$(6,198)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%		(37,654)	(37,629)
901 New York, LLC	901 New York Avenue	25.00%	(2)	(12,150)	(12,493)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	31,398	31,971
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(8,559)	(9,185)
501 K Street LLC	1001 6th Street	50.00%		43,443	42,922
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		44,542	46,839
Residential Tower Developer LLC	Hub50House	50.00%		44,214	45,414
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,750	12,366
Office Tower Developer LLC	100 Causeway Street	50.00%		59,550	59,716
1265 Main Office JV LLC	1265 Main Street	50.00%		3,583	3,465
BNY Tower Holdings LLC	Dock 72	50.00%	(4)	(13,511)	(19,921)
CA-Colorado Center, LLC	Colorado Center	50.00%		235,846	233,862
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		50,789	52,152
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		115,878	116,397
SMBP Venture LP	Santa Monica Business Park	55.00%		161,368	164,735
Platform 16 Holdings LP	Platform 16	55.00%	(5)	184,642	158,109
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		349,055	324,038
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,013	27,000
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(6)	70,331	69,785
360 PAS Holdco LLC	360 Park Avenue South	42.21%	(7)	112,219	114,992
PR II/BXP Reston Gateway LLC	Reston Next Residential	20.00%		11,796	11,351
751 Gateway Holdings LLC	751 Gateway	49.00%		89,025	80,714
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		116,335	120,083
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		17,182	N/A
				$1,703,032	$1,630,485
 _______________
(1)Investments with deficit balances aggregating approximately $77.9 million and $85.4 million at June 30, 2023 and December 31, 2022, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At June 30, 2023 and December 31, 2022, the Company’s economic ownership was approximately 50%.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)This property includes net equity balances from the amenity joint venture.
(5)At December 31, 2022, this entity was a VIE.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$6,748,400	$6,537,554
Other assets	779,220	756,786
Total assets	$7,527,620	$7,294,340
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$4,056,181	$4,022,746
Other liabilities (2)	724,078	716,271
Members’/Partners’ equity	2,747,361	2,555,323
Total liabilities and members’/partners’ equity	$7,527,620	$7,294,340
Company’s share of equity	$1,301,827	$1,238,929
Basis differentials (3)	401,205	391,556
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,703,032	$1,630,485
_______________
(1)At June 30, 2023 and December 31, 2022, this amount included right of use assets - finance leases totaling approximately $248.9 million. At June 30, 2023 and December 31, 2022, this amount included right of use assets - operating leases totaling approximately $20.6 million and $21.2 million, respectively.
(2)At June 30, 2023 and December 31, 2022, this amount included lease liabilities - finance leases totaling approximately $379.7 million and $382.2 million, respectively. At June 30, 2023 and December 31, 2022, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
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

	June 30, 2023	December 31, 2022
Property	(in thousands)
Colorado Center	$300,370	$301,820
200 Fifth Avenue	96,837	94,497
Gateway Commons	48,078	47,808
Dock 72	(97,232)	(98,980)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(4)Investments with deficit balances aggregating approximately $77.9 million and $85.4 million at June 30, 2023 and December 31, 2022, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue (1)	$164,771	$120,871	$316,194	$245,362
Expenses
Operating	61,023	45,353	118,229	90,994
Transaction costs	27	811	101	811
Depreciation and amortization	51,233	43,293	101,211	87,957
Total expenses	112,283	89,457	219,541	179,762
Other income (expense)
Loss from early extinguishment of debt	(3)	—	(3)	(1,327)
Interest expense	(58,799)	(32,219)	(116,049)	(62,592)
Unrealized gain on derivative instruments	14,457	—	3,847	—
Net income (loss)	$8,143	$(805)	$(15,552)	$1,681

Company’s share of net income (loss)	$639	$1,082	$(6,263)	$4,476
Basis differential (2)	(7,307)	(1,136)	(7,974)	(2,341)
Income (loss) from unconsolidated joint ventures	$(6,668)	$(54)	$(14,237)	$2,135
_______________
(1)Includes straight-line rent adjustments of approximately $6.9 million and $17.8 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $13.2 million and $45.3 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Includes straight-line rent adjustments of approximately $0.4 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $0.7 million and $0.2 million for the six months ended June 30, 2023 and 2022, respectively. Also includes net above-/below-market rent adjustments of approximately $0.2 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, and approximately $0.4 million and $0.2 million for the six months ended June 30, 2023 and 2022.
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
On April 21, 2023, a joint venture in which the Company owns a 50% interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. Prior to the extension, the loan had a total commitment amount of approximately $252.6 million, bore interest at a variable rate equal to London interbank offered rate (“LIBOR”) plus 1.25% per annum and was scheduled to mature on April 26, 2023, with two, one-year extension options, subject to certain conditions. The extended loan continued to bear interest at LIBOR plus 1.25% per annum through June 1, 2023 after which, the interest rate was converted to a variable rate equal to Term Secured Overnight Finance Rate (“SOFR”) plus 1.35% per annum. The extended loan now matures on April 26, 2024, with a one-year extension option, subject to certain conditions. 7750 Wisconsin Avenue is a premier workplace with approximately 734,000 net rentable square feet located in Bethesda, Maryland.
On June 5, 2023, a joint venture in which the Company owns a 30% interest repaid the existing construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. At the time of the pay off, the outstanding balance of the loan totaled approximately $105.0 million and the loan was scheduled to mature on June 6, 2023. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. The Company’s portion of the mortgage loans, $10.5 million, has been reflected as a Related Party Note

Receivable on the Company’s Consolidated Balance Sheets. 500 North Capitol Street, NW is an approximately 231,000 net rentable square foot premier workplace in Washington, DC.
On June 28, 2023, a joint venture in which the Company owns a 25% interest exercised an option to extend by 30 days the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the modification, the outstanding balance of the loan totaled $80.0 million, bore interest at a variable rate equal to LIBOR plus 3.50% per annum and was scheduled to mature on July 13, 2023, with two extension options (30 days and 180 days, respectively), subject to certain conditions. The modified loan continued to bear interest at a variable rate equal to LIBOR plus 3.50% per annum for the period from June 28, 2023 through July 6, 2023. As of June 30, 2023, the loan had approximately $23.2 million of accrued interest due at the maturity date, August 13, 2023. For the period commencing on July 7, 2023 through the maturity date, the modified loan will bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum. The modified loan now matures on August 13, 2023, with one 180 days extension option, subject to certain conditions. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
During the three months ended June 30, 2023, a joint venture in which the Company has a 55% interest elected to pause vertical construction on Platform 16 in San Jose, California. Platform 16 was planned to be constructed in phases to best accommodate market demand. The first phase of the development project included the construction of an approximately 390,000 net rentable square foot premier workplace building and below-grade parking garage. The joint venture intends to complete the construction of the below-grade parking garage and building foundation elements over the next several months to facilitate a restart of construction in the future as demand improves.
6. Debt
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of June 30, 2023 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes	3.125%	3.279%	$500,000	September 1, 2023
10.5 Year Unsecured Senior Notes	3.800%	3.916%	700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
Total principal			11,050,000
Less:
Net unamortized discount			14,831
Deferred financing costs, net			49,774
Total			$10,985,395
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.

On May 15, 2023, BPLP completed a public offering of $750.0 million in aggregate principal amount of its 6.500% unsecured senior notes due 2034. The notes were priced at 99.697% of the principal amount to yield an effective rate (including financing fees) of approximately 6.619% per annum to maturity. The notes will mature on January 15, 2034, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $741.3 million after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2023, BPLP was in compliance with each of these financial restrictions and requirements.
Unsecured Credit Facility
On June 1, 2023, BPLP amended its unsecured credit facility (as amended, the “2021 Credit Facility”) to replace the LIBOR-based daily floating rate option with a SOFR-based daily floating rate option and to add options for SOFR-based term floating rates and rates for alternative currency loans. In addition, the amendment added a SOFR credit spread adjustment of 0.10%. Other than the foregoing, the material terms of the 2021 Credit Facility remain unchanged.
The 2021 Credit Facility provides for borrowings of up to $1.5 billion through BPLP’s revolving facility (the “Revolving Facility”), subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions.
At BPLP’s option, loans under the 2021 Credit Facility will bear interest at a rate per annum equal to (1) (a) in the case of loans denominated in Dollars, Term SOFR and SOFR, (b) in the case of loans denominated in Euro, EURIBOR, (c) in the case of loans denominated in Canadian Dollars, CDOR, and (d) in the case of loans denominated in Sterling, SONIA, in each case, plus a margin ranging from 70.0 to 140.0 basis points based on BPLP’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 40 basis points based on BPLP’s credit rating.
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
Based on BPLP’s June 30, 2023 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
At June 30, 2023, BPLP had no amount outstanding under the Revolving Facility.
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
At BPLP’s option, loans under the 2023 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) Term SOFR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating. Based on BPLP’s credit rating upon entry into the credit agreement, the base rate margin is 0 basis points and the Term SOFR margin is 0.85%. As of June 30, 2023, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.85% (see Note 7). At June 30, 2023, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan.
2021 Credit Facility and 2023 Unsecured Term Loan Compliance
The agreements governing the 2021 Credit Facility and 2023 Unsecured Term Loan contain customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay, in the case of the 2021 Credit Facility, all outstanding amounts and the cancellation of all commitments outstanding under the 2021 Credit Facility and, in the case of the 2023 Unsecured Term Loan, any outstanding amount under the 2023 Unsecured Term Loan. Among other covenants, the 2021 Credit Facility and the 2023 Unsecured Term Loan require that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At June 30, 2023, BPLP was in compliance with each of these financial and other covenant requirements.
7. Derivative Instruments and Hedging Activities
On May 2, 2023, BPLP entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion. BPLP entered into these interest rate swap contracts to reduce its exposure to the variability in future cash flows attributable to changes in the 2023 Unsecured Term Loan interest rate. These interest rate swaps were entered into to fix Term SOFR, the reference rate for BPLP’s 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024 (see Note 6). For the period from May 4, 2023 through June 30, 2023, the Company recognized approximately $(0.9) million of interest expense related to its interest rate swap contracts.
BPLP assesses the effectiveness of its hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not incur any ineffectiveness during the three months ended June 30, 2023.
BPLP’s interest rate swap contracts consisted of the following at June 30, 2023 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
Interest Rate Swaps	$1,200,000	May 4, 2023	May 16, 2024	4.638%	—	4.646%	Prepaid expenses and other assets	$6,445
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (1)	$14,965	$35	$8,427	$7,600
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$1,674	$1,677	$3,349	$3,353
Amount of gain (loss) relate do the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
_______________
(1)Includes the Company’s share of gain (loss) related to the effective portion of derivatives outstanding at its unconsolidated joint venture properties.
(2)Consists of amounts from previous interest rate programs.
BPLP has formally documented all of its relationships between hedge instruments and hedging items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income (loss) and equity.
BPLP’s agreements with the swap derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of June 30, 2023, the Company had not posted any collateral related to the agreements.
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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $21.6 million at June 30, 2023.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2023, the maximum funding obligation under the guarantee was approximately $11.2 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of June 30, 2023, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
In connection with the development of the Company’s 290 Binney Street project located in Cambridge, Massachusetts, which commenced on January 5, 2023 (see Note 3), the Cambridge Zoning Ordinance requires that a building permit for the construction of a residential project of at least 400,000 square feet be issued prior to or concurrently with the issuance of a building permit for the commercial building. 290 Binney Street and the residential project are components of the Company’s future life sciences development project located in the heart of Kendall Square in Cambridge, Massachusetts. When completed the Company expects the project will consist of two premier workplace properties aggregating approximately 1.1 million rentable square feet of life sciences space and the approximately 400,000 square foot residential building. The commencement of construction of each phase of the overall project is subject to various conditions, some of which are not within the Company’s control. There can be no assurance that the conditions will be satisfied or that the Company will commence the development of the remaining phases on the terms and schedule currently contemplated or at all.
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
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2023, the noncontrolling interests in BPLP consisted of 16,522,540 OP Units, 2,135,852 LTIP Units (including 514,715 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2020 (i.e., 2012 OPP and 2013 - 2020 MYLTIP awards)), 349,267 2021 MYLTIP Units, 252,151 2022 MYLTIP Units and 322,053 2023 MYLTIP Units held by parties other than BXP.
Noncontrolling Interest—Common Units
During the six months ended June 30, 2023, 21,346 OP Units were presented by the holders for redemption (including an aggregate of 21,346 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At June 30, 2023, BPLP had outstanding 349,267 2021 MYLTIP Units, 252,151 2022 MYLTIP Units and 322,053 2023 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2021 - 2023 MYLTIP, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on Common Stock, less the distributions actually paid during the performance period on all of the awarded 2021 - 2023 MYLTIP Units.
On February 3, 2023, the measurement period for the Company’s 2020 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 50% of target, or an aggregate of approximately $3.8 million (after giving effect to employee separations). As a result, an aggregate of 152,460 2020 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2019 MYLTIP Units and, after the February 3, 2023 measurement date, the 2020 MYLTIP Units) and its distributions on the 2020 MYLTIP Units (prior to the February 3, 2023 measurement date) and 2021 - 2023 MYLTIP Units (after the February 7, 2023 issuance date of the 2023 MYLTIP Units) that occurred during the six months ended June 30, 2023:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 30, 2023	July 31, 2023	$0.98	$0.098
March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098

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
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2020 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at June 30, 2023 was approximately $1.1 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $57.59 per share on June 30, 2023.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion and $1.5 billion at June 30, 2023 and December 31, 2022, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
10. Stockholders’ Equity / Partners’ Capital
As of June 30, 2023, BXP had 156,853,400 shares of Common Stock outstanding.
As of June 30, 2023, BXP owned 1,755,118 general partnership units and 155,098,282 limited partnership units in BPLP.
On May 17, 2023, BXP renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its Common Stock through sales agents over a three-year period. Under the ATM stock offering program, BXP may also engage in forward sale transactions with affiliates of certain sales agents for the sale of its Common Stock on a forward basis. This program replaced BXP’s prior $600.0 million ATM stock offering program that was scheduled to expire on May 22, 2023. BXP intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of Common Stock have been issued under this ATM stock offering program.
During the six months ended June 30, 2023, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock. As a result of the applicable exercise period ending, 103,641 options were forfeited during the six months ended June 30, 2023. As of June 30, 2023, BXP no longer has any outstanding options.
During the six months ended June 30, 2023, BXP issued 21,346 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2023 and during the six months ended June 30, 2022:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 30, 2023	July 31, 2023	$0.98	$0.98
March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98

June 30, 2022	July 29, 2022	$0.98	$0.98
March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to the Company’s share of Net Operating Income for the three and six months ended June 30, 2023 and 2022.
BXP

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income attributable to Boston Properties, Inc.	$104,299	$222,989	$182,215	$366,044
Add:
Noncontrolling interest—common units of the Operating Partnership	12,117	25,708	21,169	42,061
Noncontrolling interests in property partnerships	19,768	18,546	38,428	36,095
Interest expense	142,473	104,142	276,680	205,370
Net operating income from unconsolidated joint ventures	42,254	35,710	83,010	73,031
Depreciation and amortization expense	202,577	183,146	411,311	360,770
Transaction costs	308	496	1,219	496
Payroll and related costs from management services contracts	4,609	3,239	9,844	7,304
General and administrative expense	44,175	34,665	99,977	77,859
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,958	47,862	95,055	94,917
Unrealized gain on non-real estate investment	124	—	383	—
Gains (losses) from investments in securities	1,571	(4,716)	3,236	(6,978)
Other income - assignment fee	—	6,624	—	6,624
Interest and other income (loss)	17,343	1,195	28,284	2,423
Gains on sales of real estate	—	96,247	—	118,948
Income (loss) from unconsolidated joint ventures	(6,668)	(54)	(14,237)	2,135
Direct reimbursements of payroll and related costs from management services contracts	4,609	3,239	9,844	7,304
Development and management services revenue	9,858	6,354	18,838	12,185
Company’s share of Net Operating Income	$497,785	$471,890	$982,450	$931,472

BPLP

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$118,098	$253,788	$206,928	$415,617
Add:
Noncontrolling interests in property partnerships	19,768	18,546	38,428	36,095
Interest expense	142,473	104,142	276,680	205,370
Net operating income from unconsolidated joint ventures	42,254	35,710	83,010	73,031
Depreciation and amortization expense	200,895	181,416	407,767	357,302
Transaction costs	308	496	1,219	496
Payroll and related costs from management services contracts	4,609	3,239	9,844	7,304
General and administrative expense	44,175	34,665	99,977	77,859
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,958	47,862	95,055	94,917
Unrealized gain on non-real estate investment	124	—	383	—
Gains (losses) from investments in securities	1,571	(4,716)	3,236	(6,978)
Other income - assignment fee	—	6,624	—	6,624
Interest and other income (loss)	17,343	1,195	28,284	2,423
Gains on sales of real estate	—	99,608	—	122,992
Income (loss) from unconsolidated joint ventures	(6,668)	(54)	(14,237)	2,135
Direct reimbursements of payroll and related costs from management services contracts	4,609	3,239	9,844	7,304
Development and management services revenue	9,858	6,354	18,838	12,185
Company’s share of Net Operating Income	$497,785	$471,890	$982,450	$931,472
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), less the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures, as defined above, also does not include its share of losses from early extinguishment of debt from unconsolidated joint ventures and unrealized gain on derivative instruments, both of which are included within Income (Loss) From Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, unrealized gain on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income.
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

Information by geographic area and property type (dollars in thousands):
For the three months ended June 30, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$269,464	$—	$262,979	$136,241	$17,060	$90,720	$776,464
Residential	4,124	—	—	3,864	—	4,265	12,253
Hotel	13,969	—	—	—	—	—	13,969
Total	287,557	—	262,979	140,105	17,060	94,985	802,686
% of Grand Totals	35.83%	—%	32.76%	17.45%	2.13%	11.83%	100.00%
Rental Expenses:
Premier Workplace	95,597	—	102,948	48,197	3,082	35,429	285,253
Residential	1,601	—	—	2,215	—	1,967	5,783
Hotel	8,161	—	—	—	—	—	8,161
Total	105,359	—	102,948	50,412	3,082	37,396	299,197
% of Grand Totals	35.21%	—%	34.41%	16.85%	1.03%	12.50%	100.00%
Net operating income	$182,198	$—	$160,031	$89,693	$13,978	$57,589	$503,489
% of Grand Totals	36.19%	—%	31.78%	17.81%	2.78%	11.44%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,343)	—	(36,615)	—	—	—	(47,958)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,771	12,768	3,363	3,332	1,878	12,142	42,254
Company’s share of net operating income	$179,626	$12,768	$126,779	$93,025	$15,856	$69,731	$497,785
% of Grand Totals	36.08%	2.56%	25.47%	18.69%	3.19%	14.01%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the three months ended June 30, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$244,936	$—	$254,264	$133,707	$6,472	$95,954	$735,333
Residential	3,748	—	—	5,850	—	7,314	16,912
Hotel	12,089	—	—	—	—	—	12,089
Total	260,773	—	254,264	139,557	6,472	103,268	764,334
% of Grand Totals	34.11%	—%	33.27%	18.26%	0.85%	13.51%	100.00%
Rental Expenses:
Premier Workplace	87,027	—	95,363	45,201	1,680	34,759	264,030
Residential	1,492	—	—	5,145	—	3,181	9,818
Hotel	6,444	—	—	—	—	—	6,444
Total	94,963	—	95,363	50,346	1,680	37,940	280,292
% of Grand Totals	33.88%	—%	34.02%	17.96%	0.60%	13.54%	100.00%
Net operating income	$165,810	$—	$158,901	$89,211	$4,792	$65,328	$484,042
% of Grand Totals	34.25%	—%	32.83%	18.43%	0.99%	13.50%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,377)	—	(36,485)	—	—	—	(47,862)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	8,134	13,247	18	3,183	1,944	9,184	35,710
Company’s share of net operating income	$162,567	$13,247	$122,434	$92,394	$6,736	$74,512	$471,890
% of Grand Totals	34.44%	2.81%	25.95%	19.58%	1.43%	15.79%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Information by geographic area and property type (dollars in thousands):
For the six months ended June 30, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$539,415	$—	$521,171	$272,334	$31,318	$181,384	$1,545,622
Residential	8,173	—	—	7,506	—	8,300	23,979
Hotel	22,070	—	—	—	—	—	22,070
Total	569,658	—	521,171	279,840	31,318	189,684	1,591,671
% of Grand Totals	35.79%	—%	32.74%	17.58%	1.97%	11.92%	100.00%
Rental Expenses:
Premier Workplace	195,646	—	205,433	94,282	6,042	69,695	571,098
Residential	3,153	—	—	4,388	—	3,705	11,246
Hotel	14,832	—	—	—	—	—	14,832
Total	213,631	—	205,433	98,670	6,042	73,400	597,176
% of Grand Totals	35.78%	—%	34.40%	16.52%	1.01%	12.29%	100.00%
Net operating income	$356,027	$—	$315,738	$181,170	$25,276	$116,284	$994,495
% of Grand Totals	35.80%	—%	31.75%	18.22%	2.54%	11.69%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(22,160)	—	(72,895)	—	—	—	(95,055)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	17,348	25,993	7,013	6,796	3,724	22,136	83,010
Company’s share of net operating income	$351,215	$25,993	$249,856	$187,966	$29,000	$138,420	$982,450
% of Grand Totals	35.75%	2.65%	25.43%	19.13%	2.95%	14.09%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the six months ended June 30, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle		Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$487,014	$—	$511,134	$266,082	$6,472		$191,519	$1,462,221
Residential	7,344	—	—	8,241	—		14,293	29,878
Hotel	16,646	—	—	—	—		—	16,646
Total	511,004	—	511,134	274,323	6,472		205,812	1,508,745
% of Grand Totals	33.87%	—%	33.88%	18.18%	0.43%		13.64%	100.00%
Rental Expenses:
Premier Workplace	177,555	—	191,703	88,609	1,680		68,306	527,853
Residential	2,929	—	—	7,013	—		6,308	16,250
Hotel	11,284	—	—	—	—		—	11,284
Total	191,768	—	191,703	95,622	1,680	—	74,614	555,387
% of Grand Totals	34.53%	—%	34.52%	17.22%	0.30%		13.43%	100.00%
Net operating income	$319,236	$—	$319,431	$178,701	$4,792		$131,198	$953,358
% of Grand Totals	33.49%	—%	33.51%	18.74%	0.50%		13.76%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(23,112)	—	(71,805)	—	—		—	(94,917)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	17,827	27,004	(138)	6,364	3,899		18,075	73,031
Company’s share of net operating income	$313,951	$27,004	$247,488	$185,065	$8,691		$149,273	$931,472
% of Grand Totals	33.70%	2.90%	26.57%	19.87%	0.93%		16.03%	100.00%
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

	Three months ended June 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$104,299	156,826	$0.67
Effect of Dilutive Securities:
Stock Based Compensation	—	392	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$104,299	157,218	$0.66

	Three months ended June 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$222,989	156,720	$1.42
Allocation of undistributed earnings to participating securities	(267)	—	—
Net income attributable to Boston Properties, Inc.	222,722	156,720	1.42
Effect of Dilutive Securities:
Stock Based Compensation	—	472	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$222,722	157,192	$1.42

	Six months ended June 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$182,215	156,815	$1.16
Effect of Dilutive Securities:
Stock Based Compensation	—	316	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$182,215	157,131	$1.16

	Six months ended June 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$366,044	156,685	$2.33
Allocation of undistributed earnings to participating securities	(236)	—	—
Net income attributable to Boston Properties, Inc.	365,808	156,685	2.33
Effect of Dilutive Securities:
Stock Based Compensation	—	413	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$365,808	157,098	$2.33
BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units required, and the 2021 - 2023 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,922,000 and 17,672,000 redeemable common units for the three months ended June 30, 2023 and 2022, respectively, and 17,878,000 and 17,638,000 redeemable common units for the six months ended June 30, 2023 and 2022, respectively.

	Three months ended June 30, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$118,098	174,748	$0.68
Effect of Dilutive Securities:
Stock Based Compensation	—	392	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$118,098	175,140	$0.67

	Three months ended June 30, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$253,788	174,392	$1.45
Allocation of undistributed earnings to participating securities	(297)	—	—
Net income attributable to Boston Properties Limited Partnership	253,491	174,392	1.45
Effect of Dilutive Securities:
Stock Based Compensation	—	472	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$253,491	174,864	$1.45

	Six months ended June 30, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$206,928	174,693	$1.18
Effect of Dilutive Securities:
Stock Based Compensation	—	316	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$206,928	175,009	$1.18

	Six months ended June 30, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$415,617	174,323	$2.38
Allocation of undistributed earnings to participating securities	(263)	—	—
Net income attributable to Boston Properties Limited Partnership	415,354	174,323	2.38
Effect of Dilutive Securities:
Stock Based Compensation	—	413	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$415,354	174,736	$2.38
13. Stock Option and Incentive Plan
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
During the six months ended June 30, 2023, BXP issued 73,414 shares of restricted common stock and BPLP issued 427,176 LTIP Units and 322,053 2023 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2023 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the six months ended June 30, 2023 were valued at approximately $5.4 million. The LTIP Units granted were valued at approximately $29.2 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2023 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $14.9 million and $14.6 million for the three months ended June 30, 2023 and 2022, respectively, and $40.9 million and $35.5 million for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was (1) an aggregate of approximately $29.2 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2020 MYLTIP Units and (2) an aggregate of approximately $0.8 million of unrecognized compensation expense related to unvested 2021 - 2023 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.
14. Subsequent Events
On July 20, 2023, the Company completed and fully placed in-service 140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts.
On July 28, 2023, the Company entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. The Company owns a 55% interest in the venture and its partner owns a 45% interest, and the Company will provide customary development, property management, and leasing services. The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island

Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). Subsequently, on August 1, 2023, the joint venture executed a 99-year ground lease with the Metropolitan Transportation Authority for the approximately 25,000 square foot site. The ground lease requires the joint venture to construct the direct access to Grand Central Madison as Phase 1 of the development project. The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement for the cost of the construction of access to Grand Central Station. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms currently contemplated or at all.
On July 28, 2023, a joint venture in which the Company has a 50% interest modified and exercised an option to extend by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the modification and extension, the loan had an outstanding balance totaling approximately $340.6 million, bore interest at Term SOFR plus 1.60% per annum, and was scheduled to mature on September 5, 2023. The modified and extended loan has an outstanding balance of $336.6 million, which included an approximately $4.0 million principal repayment, bears interest at Term SOFR plus 1.48% per annum, and matures on September 5, 2024, with an additional one-year extension option, subject to certain conditions. 100 Causeway Street is an approximately 634,000 square foot premier workplace located in Boston, Massachusetts and is approximately 95% leased.
Effective July 28, 2023, BXP’s independent directors appointed Joel I. Klein to serve as the lead independent director, replacing Kelly A. Ayotte. Ms. Ayotte stepped down as the lead independent director due to the additional time commitment and responsibilities of that role, and the independent directors determined that it is in the best interests of BXP and its stockholders that Mr. Klein once again assume that role. Ms. Ayotte served as BXP’s lead independent director since May 2022 and will remain on BXP’s Board of Directors. Mr. Klein previously served as BXP’s lead independent director from May 2016 to May 2019 and as its independent Chairman from May 2019 to May 2022.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to the impact of changes in general economic and capital market conditions, including continued inflation, increasing interest rates, supply chain disruptions, labor market disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior resulting from the severity and duration of any downturn in the U.S. or global economy, sustained changes in client preferences and space utilization, as well as the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 including those described under the caption “Risk Factors,” (ii) our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, (iii) our subsequent filings under the Exchange Act and (iv) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of June 30, 2023) in the U.S. that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights and general economic factors.
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients. Our client base is diverse across market sectors. As of June 30, 2023, the weighted-average remaining lease term for our in-place leases based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.6 years. The weighted-average remaining lease term for our 20 largest clients, based on leased square footage, was approximately 10.4 years as of June 30, 2023.
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
Outlook
The U.S.’s economic growth is challenging to forecast as there are currently two competing and viable theories predicting very different trajectories. The first theory is that inflation is increasingly under control due to pandemic economic anomalies wearing off and the Federal Reserve’s aggressive interest rate hikes. Notwithstanding tighter fiscal and monetary conditions, the economy has remained healthy with a strong labor market and continued GDP growth driven by consumption. The GDP, adjusted for inflation, rose 2.4% in the second quarter of 2023. Consumer spending fueled the solid quarter, accounting for 68% of all economic activity during the quarter. This first theory envisions a ‘soft landing’ for inflation with no recession.
The second theory is that inflation is already well under control and the Federal Reserve has been overly aggressive in the magnitude and timing of its interest rate increases, which will create dislocation in sectors of the economy, as has already started to occur with regional banks and commercial real estate. This scenario forecasts an upcoming recession, possibly as soon as later this year. While we would prefer the outcome of the first theory, BXP is prepared for the second theory by increasing liquidity, pursuing additional capital raising opportunities, and being measured in discretionary capital expenditures and new investment activity.
Whether or not the U.S. is in an economic recession, companies are experiencing a recession in earnings with S&P 500 companies reporting a 7.3% year-over-year drop in earnings per share in the second quarter of 2023. With lower earnings, companies are still focused on cost reductions, including expenditures on space. Some companies are taking more time to make leasing decisions, leasing less space, offering space they have for sublease or taking a combination of one or more of the foregoing actions. This has contributed to our slower leasing volume in the first half of 2023 compared to last year.
The return-to-office trend continues to improve in the markets in which we operate. Companies in a variety of industries, including major technology companies, are increasing the days that workers on hybrid schedules are required to come into the office and reinforcing the importance of in-person interactions as a key contributor to overall success. Companies are emboldened by the weaker economy to enforce firmer in-person work policies. Several large companies have notified their employees that their attendance in office will be included in performance reviews and that employees who already have received approval for remote work may now have that status reevaluated. We believe the sentiment surrounding return-to-office and the effects on office buildings is worse than the reality of what BXP is experiencing. Throughout our portfolio, there has been a slow but steady increase in the number of unique occupants that are in our offices each month.
A primary tool used by companies to increase attendance is to provide modern workspaces with amenities in an easily commutable location, the definition of a premier workplace. As a result, the premier workplace segment, which we operate in, continues to outperform the broader office market, in both vacancy and net absorption, as companies see an opportunity to upgrade their workplaces as a method of attracting their workforces back to the office and recruiting new employees.
The evolving operating environment impacts various aspects of our operating activities as:
•labor market conditions shift, resulting in increasing employer demands for mandatory in-person workdays;
•volatility in the capital markets, on the heels of recent bank failures, have driven companies to be more reticent in capital outlays, including capital required for leasing new space;
•our capital costs have increased due to higher interest rates and credit spreads, and private market debt financing, both for construction and existing assets, is significantly more challenging to arrange; and
•construction costs have increased and, although most of the cost for our active development pipeline is fixed, the cost of potential future construction activity continues to increase.
In light of the foregoing, we believe we are positioning BXP for success, notwithstanding the uncertain trajectory of the U.S. and global economies, by managing our leverage while continuing to selectively invest (including through both acquisitions and developments) in premier workplace opportunities. We remain focused on the following strategies:
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
The following is an overview of leasing and investment activity in the second quarter of 2023 and recent business highlights.
Leasing Activity and Occupancy
In the second quarter of 2023, we signed a total of approximately 938,000 square feet of leases with a weighted-average lease term of approximately 8.0 years. The leasing volume increased from approximately 660,000 square feet of leases signed in the first quarter of 2023.
The overall occupancy of our in-service premier workplace and retail properties was 88.3% at June 30, 2023. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP. Including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP, our in-service premier workplace and retail properties were approximately 90.4% leased at June 30, 2023.
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
As of June 30, 2023, our development/redevelopment pipeline consisted of 13 properties that, when completed, we expect will total approximately 3.1 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.6 billion, of which approximately $1.6 billion remains to be invested. The commercial space in the pipeline, which excludes Reston Next Residential, is 54% pre-leased.
In June 2023, View Boston Observatory, the highly anticipated experiential observation deck encompassing the top three floors of 800 Boylston Street - The Prudential Center in Boston, Massachusetts, opened. The approximately 63,000 square-foot experience provides a unique opportunity to enjoy 360-degree panoramic views of the city, food and beverage at the Stratus cocktail bar and The Beacon bistro, and interactive state-of-the-art immersive exhibits that showcase Boston's many neighborhoods and cultural landmarks.
In the second quarter of 2023, we completed and fully placed in-service 2100 Pennsylvania Avenue in Washington, D.C. 2100 Pennsylvania Avenue is an approximately 476,000 square foot premier workplace and was approximately 61.8% occupied and approximately 90.5% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) as of June 30, 2023.
On July 28, 2023, we entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. We own a 55% interest in the venture and our partner owns a 45% interest, and we will provide customary development, property management, and leasing services. The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). Subsequently, on August 1, 2023, the joint venture executed a 99-year ground lease with the Metropolitan Transportation Authority for the approximately 25,000 square foot site. The ground lease requires the joint venture to construct the direct access to Grand Central Madison as Phase 1 of the development project. The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement for the cost of the construction of access to Grand Central Station. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms currently contemplated or at all.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. However, the asset sale market for all real estate asset classes has slowed dramatically with the increase in interest rates and transaction volume for office assets continues to be minimal in the U.S.
A brief overview of each of our markets follows.
Boston
During the second quarter of 2023, we executed approximately 320,000 square feet of leases and approximately 291,000 square feet of leases commenced in the Boston region. Approximately 221,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 20% over the prior leases.
As of June 30, 2023, our Boston CBD in-service portfolio was approximately 95.1% occupied and approximately 96.9% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Our approximately 2.5 million square foot in-service premier workplace portfolio in Cambridge was approximately 97.2% occupied and leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) as of June 30, 2023.

As of June 30, 2023, our Route 128-Mass Turnpike portfolio is comprised of approximately 4.8 million square feet and was approximately 79.6% occupied and approximately 80.9% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of June 30, 2023, our LA in-service properties were approximately 86.0% occupied and 86.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
New York
During the second quarter of 2023, we executed approximately 280,000 square feet of leases in the New York region and approximately 323,000 square feet of leases commenced. Approximately 63,000 square feet of the leases that commenced had been vacant for less than one year and they represent an increase in net rental obligations of approximately 64% over the prior leases. As of June 30, 2023, our New York CBD in-service portfolio was approximately 90.3% occupied and approximately 92.7% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
San Francisco
During the second quarter of 2023, we executed approximately 101,000 square feet of leases and approximately 76,000 square feet of leases commenced in the San Francisco region. Approximately 50,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 13% over the prior leases.
As of June 30, 2023, our San Francisco CBD in-service properties were approximately 89.1% occupied and approximately 90.3% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Client demand in the San Francisco CBD had increased more than 50% since the fourth quarter of 2022 with new technology demand responsible for much of the increase. There are a significant number of artificial intelligence (“AI”) companies actively considering space and the requirements will create net absorption. Given the potential growth of these organizations, we would expect this demand to center on the well-built technology sublet space that is readily available in the San Francisco market. Global investment in the AI industry is rapidly increasing and is likely to result in job growth. San Francisco is the leading labor market for AI jobs followed by New York and Seattle. New venture capital investment in AI is concentrated in San Francisco, New York and Boston with CBRE Insights Research reporting that San Francisco will be receiving more than 50% of the total invested during the third quarter. These are encouraging facts that could be constructive to the recovery of the San Francisco office market, if they come to fruition.
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 779,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of June 30, 2023, our Seattle in-service properties were approximately 87.9% occupied and approximately 90.5% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Washington, DC
During the second quarter of 2023, we executed approximately 236,000 square feet of leases and approximately 351,000 square feet of leases commenced in the Washington, DC region. Approximately 220,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 8% over the prior leases. As of June 30, 2023, our Washington, DC CBD in-service properties were approximately 78.5% occupied and approximately 83.0% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of June 30, 2023, our Reston, Virginia properties were approximately 88.2%

occupied and approximately 93.4% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three and six months ended June 30, 2023:

	Three months ended June 30, 2023	Six months ended June 30, 2023
	(Square Feet)
Vacant space available at the beginning of the period	5,569,935	5,610,777
Property dispositions/properties taken out of service (1)	—	(333,277)
Properties placed (and partially placed) in-service (2)	181,597	181,597
Leases expiring or terminated during the period	1,093,663	2,161,543
Total space available for lease	6,845,195	7,620,640
1st generation leases	151,087	151,087
2nd generation leases with new clients	556,310	988,313
2nd generation lease renewals	335,037	678,479
Total space leased (3)	1,042,434	1,817,879
Vacant space available for lease at the end of the period	5,802,761	5,802,761

Leases executed during the period, in square feet (4)	937,536	1,598,016

Second generation leasing information: (5)
Leases commencing during the period, in square feet	891,347	1,666,792
Weighted Average Lease Term	88 Months	89 Months
Weighted Average Free Rent Period	186 Days	181 Days
Total Transaction Costs Per Square Foot (6)	$60.70	$66.33
Increase in Gross Rents (7)	6.31%	3.30%
Increase in Net Rents (8)	10.02%	5.28%
 __________________
(1)Total vacant square feet of properties taken out of service during the six months ended June 30, 2023 consists of 195,191 square feet at 300 Binney Street, 55,852 square feet at 420 Bedford Street, 57,045 square feet at 430 Bedford Street and 25,189 square feet at 2098 Gaither Road.
(2)Total vacant square feet of properties placed in service during the three and six months ended June 30, 2023 consists of 181,597 square feet at 2100 Pennsylvania Avenue.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2023.
(4)Represents leases executed during the three and six months ended June 30, 2023 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the three and six months ended June 30, 2023 are 116,230 and 303,128 square feet, respectively.
(5)Second generation leases are defined as leases for space that has previously been leased by us. Of the 891,347 and 1,666,792 square feet of second generation leases that commenced during the three and six months ended June 30, 2023, respectively, leases for 776,928 and 1,365,475 square feet, respectively, were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 554,458 and 1,059,940 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2023, respectively; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 554,458 and 1,059,940 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2023, respectively.
Transactions during the three months ended June 30, 2023 included the following:
Development/Redevelopment activities
•On April 29, 2023, we completed and fully placed in-service 2100 Pennsylvania Avenue, a premier workplace project with approximately 476,000 net rentable square feet located in Washington, DC. Including leases with future commencement dates, the property is 91% leased as of July 28, 2023.
•On June 1, 2023, we completed and fully placed in-service our View Boston Observatory at The Prudential Center, a redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. View Boston Observatory at The Prudential Center consists of approximately 63,000 net rentable square feet of retail, including food and beverage, and observation space.
Unconsolidated joint venture activities
•On April 21, 2023, a joint venture in which we own a 50% interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. Prior to the extension, the loan had a total commitment amount of approximately $252.6 million, bore interest at a variable rate equal to London interbank offered rate (“LIBOR”) plus 1.25% per annum and was scheduled to mature on April 26, 2023, with two, one-year extension options, subject to certain conditions. The extended loan continued to bear interest at LIBOR plus 1.25% per annum through June 1, 2023 after which, the interest rate was converted to a variable rate equal to Term Secured Overnight Finance Rate (“SOFR”) plus 1.35% per annum. The extended loan now matures on April 26, 2024, with a one-year extension option, subject to certain conditions. 7750 Wisconsin Avenue is a premier workplace with approximately 734,000 net rentable square feet located in Bethesda, Maryland.
•On June 5, 2023, a joint venture in which we own a 30% interest repaid the existing construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. At the time of the pay off, the outstanding balance of the loan totaled approximately $105.0 million and the loan was scheduled to mature on June 6, 2023. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. Our portion of the mortgage loans, $10.5 million, has been reflected as a Related Party Note Receivable on our Consolidated Balance Sheets. 500 North Capitol Street, NW is an approximately 231,000 net rentable square foot premier workplace in Washington, DC.
•On June 28, 2023, a joint venture in which we own a 25% interest exercised an option to extend by 30 days the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the modification, the outstanding balance of the loan totaled $80.0 million, bore interest at a variable rate equal to LIBOR plus 3.50% per annum and was scheduled to mature on July 13, 2023, with two extension options (30 days and 180 days, respectively), subject to certain conditions. The modified loan continued to bear interest at a variable rate equal to LIBOR plus 3.50% per annum for the period from June 28, 2023 through July 6, 2023. As of June 30, 2023, the loan had approximately $23.2 million of accrued interest due at the maturity date, August 13, 2023. For the period commencing on July 7, 2023 through the maturity date, the modified loan will bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum. The modified loan now matures on August 13, 2023, with one 180 days extension option, subject to certain conditions. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
•During the three months ended June 30, 2023, a joint venture in which we have a 55% interest elected to pause vertical construction on Platform 16 in San Jose, California. Platform 16 was planned to be constructed in phases to best accommodate market demand. The first phase of the development project included the construction of an approximately 390,000 net rentable square foot premier workplace building and below-grade parking garage. The joint venture intends to complete the construction of the below-grade parking garage and building foundation elements over the next several months to facilitate a restart of construction in the future as demand improves.
Debt activities
•On May 15, 2023, BPLP completed a public offering of $750.0 million in aggregate principal amount of its 6.500% unsecured senior notes due 2034. The notes were priced at 99.697% of the principal amount to yield an effective rate (including financing fees) of approximately 6.619% per annum to maturity. The notes will mature on January 15, 2034, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $741.3 million after deducting underwriting discounts and transaction expenses.
•On June 1, 2023, BPLP amended its unsecured credit facility (as amended, the “2021 Credit Facility”) to replace the LIBOR-based daily floating rate option with a SOFR-based daily floating rate option and to add options for SOFR-based term floating rates and rates for alternative currency loans. In addition, the amendment added a SOFR credit spread adjustment of 0.10%. Other than the foregoing, the material terms of the 2021 Credit Facility remain unchanged (See Note 6 to the Consolidated Financial Statements).
Derivative instrument and hedging activity
•On May 2, 2023, BPLP entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion. BPLP entered into these interest rate swap contracts to reduce its exposure to the variability in future cash flows attributable to changes in the interest rate of BPLP’s $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). These interest rate swaps were entered into to fix Term SOFR, the reference rate for BPLP’s 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024 (see Notes 6 and 7 to the Consolidated Financial Statements).
Equity activity
•On May 17, 2023, BXP renewed its “at the market” (“ATM”) stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its common stock through sales agents over a three-year period. Under the ATM stock offering program, BXP may also engage in forward sale transactions with affiliates of certain sales agents for the sale of its common stock on a forward basis. This program replaced BXP’s prior $600.0 million ATM stock offering program that was scheduled to expire on May 22, 2023. BXP intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. No shares of common stock have been issued under this ATM stock offering program.
Transactions completed subsequent to June 30, 2023 included the following:
•On July 20, 2023, we completed and fully placed in-service 140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts. The property is 100% leased and is the first Net Zero, Carbon Neutral office repositioning of this scale in Massachusetts.
•On July 28, 2023, we entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. We own a 55% interest in the venture and our partner owns a 45% interest, and we will provide customary development, property management, and leasing services. The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). Subsequently, on August 1, 2023, the joint venture executed a 99-year ground lease with the Metropolitan Transportation Authority for the approximately 25,000 square foot site. The ground lease requires the joint venture to construct the direct access to Grand Central Madison as Phase 1 of the development project. The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement for the cost of the construction of access to Grand Central Station. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms currently contemplated or at all.
•On July 28, 2023, a joint venture in which we have a 50% interest modified and exercised an option to extend by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the modification and extension, the loan had an outstanding balance totaling approximately $340.6 million, bore interest at Term SOFR plus 1.60% per annum, and was scheduled to mature on September 5, 2023. The modified and extended loan has an outstanding balance of $336.6 million, which included an approximately $4.0 million principal repayment, bears interest at Term SOFR plus 1.48% per annum, and matures on September 5, 2024, with an additional one-year extension option, subject to certain conditions. 100 Causeway Street is an approximately 634,000 square foot premier workplace located in Boston, Massachusetts and is approximately 95% leased.
•Effective July 28, 2023, BXP’s independent directors appointed Joel I. Klein to serve as the lead independent director, replacing Kelly A. Ayotte. Ms. Ayotte stepped down as the lead independent director due to the additional time commitment and responsibilities of that role, and the independent directors determined that it is in the best interests of BXP and its stockholders that Mr. Klein once again assume that role. Ms. Ayotte served as BXP’s lead independent director since May 2022 and will remain on BXP’s Board of Directors. Mr. Klein previously served as BXP’s lead independent director from May 2016 to May 2019 and as its independent Chairman from May 2019 to May 2022.
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
Results of Operations for the Six Months Ended June 30, 2023 and 2022
Net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership decreased by approximately $183.8 million and $208.7 million, respectively, for the six months ended June 30, 2023 compared to 2022, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the six months ended June 30, 2023 and 2022. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 56.

BXP

	Six months ended June 30,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc.	$182,215	$366,044	$(183,829)	(50.22)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	21,169	42,061	(20,892)	(49.67)%
Noncontrolling interests in property partnerships	38,428	36,095	2,333	6.46%
Net Income	241,812	444,200	(202,388)	(45.56)%
Other Expenses:
Add:
Interest expense	276,680	205,370	71,310	34.72%
Other Income:
Less:
Unrealized gain on non-real estate investment	383	—	383	100.00%
Gains (losses) from investments in securities	3,236	(6,978)	10,214	146.37%
Other income - assignment fee	—	6,624	(6,624)	(100.00)%
Interest and other income (loss)	28,284	2,423	25,861	1,067.31%
Gains on sales of real estate	—	118,948	(118,948)	(100.00)%
Income (loss) from unconsolidated joint ventures	(14,237)	2,135	(16,372)	(766.84)%
Other Expenses:
Add:
Depreciation and amortization expense	411,311	360,770	50,541	14.01%
Transaction costs	1,219	496	723	145.77%
Payroll and related costs from management services contracts	9,844	7,304	2,540	34.78%
General and administrative expense	99,977	77,859	22,118	28.41%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	9,844	7,304	2,540	34.78%
Development and management services revenue	18,838	12,185	6,653	54.60%
Net Operating Income	$994,495	$953,358	$41,137	4.31%

BPLP

	Six months ended June 30,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$206,928	$415,617	$(208,689)	(50.21)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	38,428	36,095	2,333	6.46%
Net Income	245,356	451,712	(206,356)	(45.68)%
Other Expenses:
Add:
Interest expense	276,680	205,370	71,310	34.72%
Other Income:
Less:
Unrealized gain on non-real estate investment	383	—	383	100.00%
Gains (losses) from investments in securities	3,236	(6,978)	10,214	146.37%
Other income - assignment fee	—	6,624	(6,624)	(100.00)%
Interest and other income (loss)	28,284	2,423	25,861	1,067.31%
Gains on sales of real estate	—	122,992	(122,992)	(100.00)%
Income (loss) from unconsolidated joint ventures	(14,237)	2,135	(16,372)	(766.84)%
Other Expenses:
Add:
Depreciation and amortization expense	407,767	357,302	50,465	14.12%
Transaction costs	1,219	496	723	145.77%
Payroll and related costs from management services contracts	9,844	7,304	2,540	34.78%
General and administrative expense	99,977	77,859	22,118	28.41%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	9,844	7,304	2,540	34.78%
Development and management services revenue	18,838	12,185	6,653	54.60%
Net Operating Income	$994,495	$953,358	$41,137	4.31%
At June 30, 2023 and 2022, we owned or had joint venture interests in a portfolio of 191 and 193 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and six months ended June 30, 2023 and 2022 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
In our analysis of operating results, particularly to make comparisons of NOI between periods more meaningful, it is important to provide information for properties that were in-service and owned by us throughout each period presented. We refer to properties acquired or placed in-service prior to the beginning of the earliest period presented and owned by us and in-service through the end of the latest period presented as our Same Property Portfolio. The Same Property Portfolio therefore excludes properties acquired, placed in-service or in or held for development or redevelopment after the beginning of the earliest period presented or disposed of prior to the end of the latest period presented.

NOI is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 38.3 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2022 and owned and in service through June 30, 2023. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2022 or disposed of on or prior to June 30, 2023. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2023 and 2022 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,377,163	$1,351,293	$25,870	1.91%	$49,859	$5,815	$67,334	$15,200	$874	$11,088	$697	$26,503	$1,495,927	$1,409,899	$86,028	6.10%
Termination Income	32	3,867	(3,835)	(99.17)%	—	133	—	—	—	—	—	—	32	4,000	(3,968)	(99.20)%
Lease Revenue	1,377,195	1,355,160	22,035	1.63%	49,859	5,948	67,334	15,200	874	11,088	697	26,503	1,495,959	1,413,899	82,060	5.80%
Parking and Other	46,948	42,263	4,685	11.09%	2,114	524	603	—	(3)	4,928	1	607	49,663	48,322	1,341	2.78%
Total Rental Revenue (1)	1,424,143	1,397,423	26,720	1.91%	51,973	6,472	67,937	15,200	871	16,016	698	27,110	1,545,622	1,462,221	83,401	5.70%
Real Estate Operating Expenses	540,020	508,208	31,812	6.26%	8,053	1,680	18,379	5,058	4,478	4,639	168	8,268	571,098	527,853	43,245	8.19%
Net Operating Income (Loss), Excluding Residential and Hotel	884,123	889,215	(5,092)	(0.57)%	43,920	4,792	49,558	10,142	(3,607)	11,377	530	18,842	974,524	934,368	40,156	4.30%
Residential Net Operating Income (2)	12,733	10,057	2,676	26.61%	—	—	—	—	—	—	—	3,571	12,733	13,628	(895)	(6.57)%
Hotel Net Operating Income (2)	7,238	5,362	1,876	34.99%	—	—	—	—	—	—	—	—	7,238	5,362	1,876	34.99%
Net Operating Income (Loss)	$904,094	$904,634	$(540)	(0.06)%	$43,920	$4,792	$49,558	$10,142	$(3,607)	$11,377	$530	$22,413	$994,495	$953,358	$41,137	4.31%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 56. Residential Net Operating Income for the six months ended June 30, 2023 and 2022 is comprised of Residential Revenue of $23,979 and $29,878 less Residential Expenses of $11,246 and $16,250, respectively. Hotel Net Operating Income for the six months ended June 30, 2023 and 2022 is comprised of Hotel Revenue of $22,070 and $16,646 less Hotel Expenses of $14,832 and $11,284, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $25.9 million for the six months ended June 30, 2023 compared to 2022. The increase was a result of our average revenue per square foot increasing by approximately $2.42, contributing approximately $44.0 million, partially offset by average occupancy decreasing from 91.6% to 90.4%, resulting in a decrease of approximately $18.1 million.
Termination Income
Termination income decreased by approximately $3.8 million for the six months ended June 30, 2023 compared to 2022.
Termination income for the six months ended June 30, 2023 related to approximately 15 clients across the Same Property Portfolio and totaled approximately $32,000.
Termination income for the six months ended June 30, 2022 related to 15 clients across the Same Property Portfolio and totaled approximately $3.3 million, which was primarily related to clients that terminated leases early in New York City. In addition, we received a distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.6 million.
Parking and Other Revenue
Parking and other revenue increased by approximately $4.7 million for the six months ended June 30, 2023 compared to 2022. Parking revenue increased by approximately $5.0 million and was partially offset by a decrease in other revenue of approximately $0.3 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $31.8 million, or 6.3%, for the six months ended June 30, 2023 compared to 2022, due primarily to increases in real estate taxes of approximately $12.1 million, or 4.9%, and other real estate operating expenses of approximately $17.4 million, or 6.7%. The increase in real estate taxes was primarily in New York City. In addition, there was approximately $2.3 million related to the marketing and initial opening expenses associated with the View Boston Observatory which was completed and placed in-service on June 1, 2023.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2022 and June 30, 2023. Rental revenue and real estate operating expenses increased by approximately $45.5 million and $6.4 million, respectively, for the six months ended June 30, 2023 compared to 2022, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2023	2022	Change	2023	2022	Change
			(dollars in thousands)
Madison Centre (1)	May 17, 2022	754,988	$31,314	$6,472	$24,842	$6,043	$1,680	$4,363
125 Broadway	September 16, 2022	271,000	20,659	—	20,659	2,010	—	2,010
		1,025,988	$51,973	$6,472	$45,501	$8,053	$1,680	$6,373
______________
(1)Rental revenue for the six months ended June 30, 2022 includes approximately $0.1 million of termination income.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2022 and June 30, 2023. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $52.7 million and $13.3 million, respectively, for the six months ended June 30, 2023 compared to 2022, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Reston Next	Fourth Quarter, 2021	Fourth Quarter, 2022	1,063,236	$22,747	$14,978	$7,769	$7,756	$5,031	$2,725
325 Main Street	Second Quarter, 2022	Second Quarter, 2022	414,565	22,879	213	22,666	3,795	10	3,785
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	10,581	9	10,572	4,160	17	4,143
880 Winter Street (1)	Third Quarter, 2022	Fourth Quarter, 2022	243,618	11,730	—	11,730	2,668	—	2,668
			2,197,268	$67,937	$15,200	$52,737	$18,379	$5,058	$13,321
_____________
(1)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space.
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2022 and June 30, 2023. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $15.1 million and $0.2 million, respectively, for the six months ended June 30, 2023 compared to 2022, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced or Held for Development / Redevelopment	Square Feet	2023	2022	Change	2023	2022	Change
			(dollars in thousands)
140 Kendrick Street - Building A (1)	July 1, 2022	104,000	$—	$2,865	$(2,865)	$—	$683	$(683)
760 Boylston Street	September 12, 2022	118,000	—	—	—	—	428	(428)
105 Carnegie Center	November 30, 2022	73,000	—	633	(633)	—	462	(462)
2096 Gaither Road	December 1, 2022	50,000	—	111	(111)	58	168	(110)
RTC Next-Hotel (2)	December 19, 2022	N/A	455	—	455	2	—	2
Kendall Center Blue Parking Garage (3)	January 4, 2023	N/A	25	4,925	(4,900)	3,015	656	2,359
300 Binney Street	January 30, 2023	236,000	(900)	5,865	(6,765)	117	934	(817)
Lexington Office Park (4)	March 31, 2023	166,779	975	1,310	(335)	1,108	1,157	(49)
2098 Gaither Road (4)	March 31, 2023	50,000	316	307	9	178	151	27
		797,779	$871	$16,016	$(15,145)	$4,478	$4,639	$(161)
_____________
(1)On July 20, 2023, we completed and fully placed this property in-service.
(2)On December 19, 2022, in accordance with GAAP, the ground lease that encumbers this property was reclassified as a sales-type lease and the associated assets were derecognized.
(3)The Kendall Center Blue Parking Garage was taken out of service on January 4, 2023 to support the development of 290 Binney Street. Real estate operating expenses for the six months ended June 30, 2023 included approximately $3.0 million of demolition costs.
(4)Lexington Office Park and 2098 Gaither Road are no longer considered “in-service” as each property’s occupied percentage is below 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2022 and June 30, 2023. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $32.4 million and $10.6 million, respectively, for the six months ended June 30, 2023 compared to 2022, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Office
195 West Street	March 31, 2022	Office	63,500	$—	$749	$(749)	$—	$242	$(242)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	—	5,190	(5,190)	—	1,787	(1,787)
601 Massachusetts Avenue	August 30, 2022	Office	478,667	—	21,171	(21,171)	—	6,239	(6,239)
Total Office			1,275,588	—	27,110	(27,110)	—	8,268	(8,268)

Residential
The Avant at Reston Town Center (1)	November 8, 2022	Residential	329,195	698	6,027	(5,329)	168	2,456	(2,288)
Total Residential			329,195	698	6,027	(5,329)	168	2,456	(2,288)
			1,604,783	$698	$33,137	$(32,439)	$168	$10,724	$(10,556)
_____________
(1)We retained and continue to own approximately 26,000 square feet of ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the six months ended June 30, 2023 represent the ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the six months ended June 30, 2022 represent the entire property and not just the portion sold.
For additional information on the sales of the above properties refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $2.7 million for the six months ended June 30, 2023 compared to 2022.
The following reflects our occupancy and rate information for our residential same properties for the six months ended June 30, 2023 and 2022.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)
Proto Kendall Square	$3,034	$2,759	10.0%	$5.57	$5.07	9.9%	95.6%	94.4%	1.3%	95.3%	93.7%	1.7%
The Lofts at Atlantic Wharf	$4,434	$4,015	10.4%	$4.91	$4.47	9.8%	95.9%	96.9%	(1.0)%	96.4%	96.4%	—%
Signature at Reston	$2,670	$2,631	1.5%	$2.77	$2.71	2.2%	94.2%	94.7%	(0.5)%	93.4%	94.1%	(0.7)%
The Skylyne	$3,446	$3,366	2.4%	$4.39	$4.09	7.3%	91.9%	77.7%	18.3%	89.6%	75.2%	19.1%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $7.2 million for the six months ended June 30, 2023, representing an increase of approximately $1.9 million compared to the six months ended June 30, 2022. As demand for travel has returned, the Boston Marriott Cambridge has seen an increase in occupancy and room rates, which has led to increased net operating income.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2023 and 2022.

	2023	2022	Change (%)
Occupancy	69.3%	57.1%	21.4%
Average daily rate	$323.14	$306.36	5.5%
REVPAR	$223.95	$208.11	7.6%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $6.7 million for the six months ended June 30, 2023 compared to 2022. Development services revenue and management services revenue increased by approximately $2.2 million and $4.5 million, respectively. The increase in development services revenue was primarily related to an increase in development fees earned from unconsolidated joint venture properties in the San Francisco and Washington, DC regions. The increase in management services revenue was primarily related to an increase in property management fees from an unconsolidated joint venture in the New York region and asset management fees earned from an unconsolidated joint venture in the Los Angeles region.
General and Administrative Expense
General and administrative expense increased by approximately $22.1 million for the six months ended June 30, 2023 compared to 2022 primarily due to increases in compensation expense and other general and administrative expenses of approximately $20.3 million and $1.8 million, respectively. The increase in compensation expense related to (1) an approximately $10.2 million increase in the value of our deferred compensation plan and (2) an approximately $10.1 million increase in other compensation expenses, primarily due to age-based vesting and annual increases in employee compensation. The increase in other general and administrative expenses primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the six months ended June 30, 2023 and 2022 were approximately $9.1 million and $8.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $0.7 million for the six months ended June 30, 2023 compared to 2022 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures in 2023 that did not occur at the same levels in 2022. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $50.5 million for the six months ended June 30, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$339,732	$339,692	$40
Properties Acquired Portfolio	35,080	4,174	30,906
Properties Placed In-Service Portfolio	23,188	6,709	16,479
Properties in or Held for Development or Redevelopment Portfolio (1)	13,088	4,005	9,083
Properties Sold Portfolio	223	6,190	(5,967)
	$411,311	$360,770	$50,541
_____________
(1)During the six months ended June 30, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the six months ended June 30, 2023, we recorded approximately $0.8 million of accelerated depreciation expense for the demolition of the garage, of which approximately $0.2 million related to the step-up of real estate assets.
BPLP
Depreciation and amortization expense increased by approximately $50.5 million for the six months ended June 30, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$336,368	$336,224	$144
Properties Acquired Portfolio	35,080	4,174	30,906
Properties Placed In-Service Portfolio	23,188	6,709	16,479
Properties in or Held for Development or Redevelopment Portfolio (1)	12,908	4,005	8,903
Properties Sold Portfolio	223	6,190	(5,967)
	$407,767	$357,302	$50,465
_____________
(1)During the six months ended June 30, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the six months ended June 30, 2023, we recorded approximately $0.6 million of accelerated depreciation expense for the demolition of the garage.
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

Other Income and Expense Items
Income (loss) from Unconsolidated Joint Ventures
For the six months ended June 30, 2023 compared to 2022, income (loss) from unconsolidated joint ventures decreased by approximately $16.4 million primarily due to (1) an approximately $5.3 million decrease in net income due to the acquisition of our 200 Fifth Avenue joint venture, primarily related to depreciation and amortization and (2) an increase in interest expense due to increasing interest rates on variable rate debt.
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
BXP
Gains on sales of real estate decreased by approximately $118.9 million for the six months ended June 30, 2023 compared to 2022. During the six months ended June 30, 2022, we recognized gains of approximately $22.7 million and $96.2 million related to the sales of 195 West Street in Waltham, Massachusetts and Virginia 95 Office Park in Springfield, Virginia, respectively.
BPLP
Gains on sales of real estate decreased by approximately $123.0 million for the six months ended June 30, 2023 compared to 2022. During the six months ended June 30, 2022, we recognized gains of approximately $23.4 million and $99.5 million related to the sales of 195 West Street in Waltham, Massachusetts and Virginia 95 Office Park in Springfield, Virginia, respectively.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $25.9 million for the six months ended June 30, 2023 compared to 2022, due primarily to an increase of approximately $26.8 million in interest income due to increased interest earned on our deposits partially offset by an increase in our allowance for current expected credit losses of approximately $0.8 million.
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
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the six months ended June 30, 2023 and 2022 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the six months ended June 30, 2023 and 2022, we recognized gains (losses) of approximately $3.2 million and $(7.0) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $3.2 million and $(7.0) million during the six months ended June 30, 2023 and 2022, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain on Non-Real Estate Investment
During the year ended December 31, 2022, we began investing in non-real estate investments, which are primarily environmentally focused investment funds. As a result, for the six months ended June 30, 2023, we recognized an unrealized gain of approximately $0.4 million due to the observable changes in the fair value of the investments.
Interest Expense
Interest expense increased by approximately $71.3 million for the six months ended June 30, 2023 compared to 2022, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2023 compared to June 30, 2022
(in thousands)
Increases to interest expense due to:
Increase in interest associated with unsecured term loans and the unsecured credit facility, net	$29,889
Issuance of $750 million in aggregate principal of 6.750% senior notes due 2027 on November 17, 2022	25,350
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	6,113
Increase in interest due to finance lease for one in-service property	4,498
Amortization expense of financing fees primarily related to unsecured term loan	2,313
Decrease in capitalized interest related to development projects	2,271
Other interest expense (excluding senior notes)	876
Total increases to interest expense	$71,310
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2023 and 2022 was approximately $21.2 million and $27.8 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2023, our variable rate debt consisted of BPLP’s $1.5 billion unsecured credit facility (the “Revolving Facility”) and $1.2 billion 2023 Unsecured Term Loan. As of June 30, 2023, the Revolving Facility did not have a balance outstanding and the 2023 Unsecured Term Loan had $1.2 billion outstanding. On May 2, 2023, BPLP entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion to effectively fix Term SOFR, the reference rate for the 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024. For a summary of our consolidated debt as of June 30, 2023 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $2.3 million for the six months ended June 30, 2023 compared to 2022, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2023	2022	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$6,181	$6,049	$132
Times Square Tower	11,098	10,483	615
601 Lexington Avenue (1)	7,253	5,651	1,602
100 Federal Street	6,057	6,421	(364)
Atlantic Wharf Office Building	7,839	7,491	348
	$38,428	$36,095	$2,333
______________
(1)The increase was primarily attributable to an increase in lease revenue from our clients.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $20.9 million for the six months ended June 30, 2023 compared to 2022 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended June 30, 2023 and 2022
Net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership decreased approximately $118.7 million and $135.7 million, respectively, for the three months ended June 30, 2023 compared to 2022, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended June 30, 2023 and 2022. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 67.

BXP

	Three months ended June 30,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc.	$104,299	$222,989	$(118,690)	(53.23)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	12,117	25,708	(13,591)	(52.87)%
Noncontrolling interests in property partnerships	19,768	18,546	1,222	6.59%
Net Income	136,184	267,243	(131,059)	(49.04)%
Other Expenses:
Add:
Interest expense	142,473	104,142	38,331	36.81%
Loss from unconsolidated joint ventures	6,668	54	6,614	12,248.15%
Other Income:
Less:
Unrealized gain on non-real estate investment	124	—	124	100.00%
Gains (losses) from investments in securities	1,571	(4,716)	6,287	133.31%
Other income - assignment fee	—	6,624	(6,624)	(100.00)%
Interest and other income (loss)	17,343	1,195	16,148	1,351.30%
Gains on sales of real estate	—	96,247	(96,247)	(100.00)%
Other Expenses:
Add:
Depreciation and amortization expense	202,577	183,146	19,431	10.61%
Transaction costs	308	496	(188)	(37.90)%
Payroll and related costs from management services contracts	4,609	3,239	1,370	42.30%
General and administrative expense	44,175	34,665	9,510	27.43%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,609	3,239	1,370	42.30%
Development and management services revenue	9,858	6,354	3,504	55.15%
Net Operating Income	$503,489	$484,042	$19,447	4.02%

BPLP

	Three months ended June 30,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$118,098	$253,788	$(135,690)	(53.47)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	19,768	18,546	1,222	6.59%
Net Income	137,866	272,334	(134,468)	(49.38)%
Other Expenses:
Add:
Interest expense	142,473	104,142	38,331	36.81%
Loss from unconsolidated joint ventures	6,668	54	6,614	12,248.15%
Other Income:
Less:
Unrealized gain on non-real estate investment	124	—	124	100.00%
Gains (losses) from investments in securities	1,571	(4,716)	6,287	133.31%
Other income - assignment fee	—	6,624	(6,624)	(100.00)%
Interest and other income (loss)	17,343	1,195	16,148	1,351.30%
Gains on sales of real estate	—	99,608	(99,608)	(100.00)%
Other Expenses:
Add:
Depreciation and amortization expense	200,895	181,416	19,479	10.74%
Transaction costs	308	496	(188)	(37.90)%
Payroll and related costs from management services contracts	4,609	3,239	1,370	42.30%
General and administrative expense	44,175	34,665	9,510	27.43%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,609	3,239	1,370	42.30%
Development and management services revenue	9,858	6,354	3,504	55.15%
Net Operating Income	$503,489	$484,042	$19,447	4.02%
NOI is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

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
Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 38.3 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2022 and owned and in-service through June 30, 2023. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after April 1, 2022 or disposed of on or prior to June 30, 2023. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2023 and 2022 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$689,485	$673,769	$15,716	2.33%	$26,433	$5,815	$33,404	$8,310	$751	$5,870	$355	$12,761	$750,428	$706,525	$43,903	6.21%
Termination Income	(164)	1,789	(1,953)	(109.17)%	—	133	—	—	—	—	—	—	(164)	1,922	(2,086)	(108.53)%
Lease Revenue	689,321	675,558	13,763	2.04%	26,433	5,948	33,404	8,310	751	5,870	355	12,761	750,264	708,447	41,817	5.90%
Parking and Other Revenue	24,559	23,543	1,016	4.32%	1,164	524	476	—	—	2,491	1	328	26,200	26,886	(686)	(2.55)%
Total Rental Revenue (1)	713,880	699,101	14,779	2.11%	27,597	6,472	33,880	8,310	751	8,361	356	13,089	776,464	735,333	41,131	5.59%
Real Estate Operating Expenses	270,149	253,044	17,105	6.76%	4,103	1,680	9,579	2,944	1,336	2,310	86	4,052	285,253	264,030	21,223	8.04%
Net Operating Income (Loss), Excluding Residential and Hotel	443,731	446,057	(2,326)	(0.52)%	23,494	4,792	24,301	5,366	(585)	6,051	270	9,037	491,211	471,303	19,908	4.22%
Residential Net Operating Income (2)	6,470	5,214	1,256	24.09%	—	—	—	—	—	—	—	1,880	6,470	7,094	(624)	(8.80)%
Hotel Net Operating Income (2)	5,808	5,645	163	2.89%	—	—	—	—	—	—	—	—	5,808	5,645	163	2.89%
Net Operating Income (Loss)	$456,009	$456,916	$(907)	(0.20)%	$23,494	$4,792	$24,301	$5,366	$(585)	$6,051	$270	$10,917	$503,489	$484,042	$19,447	4.02%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 67. Residential Net Operating Income for the three months ended June 30, 2023 and 2022 is comprised of Residential Revenue of $12,253 and $16,912 less Residential Expenses of $5,783 and $9,818, respectively. Hotel Net Operating Income for the three months ended June 30, 2023 and 2022 is comprised of Hotel Revenue of $13,969 and $12,089 less Hotel Expenses of $8,161 and $6,444, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $15.7 million for the three months ended June 30, 2023 compared to 2022. The increase was a result of our average revenue per square foot increasing by approximately $2.75, contributing approximately $25.1 million, partially offset by an approximately $9.4 million decrease due to our average occupancy decreasing from 91.6% to 90.3%.
Termination Income
Termination income decreased by approximately $2.0 million for the three months ended June 30, 2023 compared to 2022.
Termination income for the three months ended June 30, 2023 related to 10 clients across the Same Property Portfolio and totaled approximately $(164,000).
Termination income for the three months ended June 30, 2022 related to six clients across the Same Property Portfolio and totaled approximately $1.8 million, which was primarily related to clients that terminated leases early in New York City.
Parking and Other Revenue
Parking and other revenue increased by approximately $1.0 million for the three months ended June 30, 2023 compared to 2022. Parking revenue increased by approximately $1.2 million and was partially offset by a decrease in other revenue of approximately $0.2 million. The increase in parking revenue was primarily due to an increase in transient and monthly parking.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $17.1 million, or 6.8%, for the three months ended June 30, 2023 compared to 2022, due primarily to increases in real estate taxes of approximately $5.0 million, or 4.0%, and other real estate operating expenses of approximately $9.8 million, or 7.7%. The increase in real estate taxes was primarily in New York City. In addition, there was approximately $2.3 million related to the marketing and initial opening expenses associated with the View Boston Observatory which was completed and placed in-service on June 1, 2023.
Properties Acquired Portfolio
The table below lists the properties acquired between April 1, 2022 and June 30, 2023. Rental revenue and real estate operating expenses increased by approximately $21.1 million and $2.4 million, respectively, for the three months ended June 30, 2023 compared to 2022, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2023	2022	Change	2023	2022	Change
			(dollars in thousands)
Madison Centre (1)	May 17, 2022	754,988	$17,056	$6,472	$10,584	$3,083	$1,680	$1,403
125 Broadway	September 16, 2022	271,000	10,541	—	10,541	1,020	—	1,020
		1,025,988	$27,597	$6,472	$21,125	$4,103	$1,680	$2,423
______________
(1)Rental revenue for the three months ended June 30, 2022 includes approximately $0.1 million of termination income.
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between April 1, 2022 and June 30, 2023. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $25.6 million and $6.6 million, respectively, for the three months ended June 30, 2023 compared to 2022, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Reston Next	Fourth Quarter, 2021	Fourth Quarter, 2022	1,063,236	$11,412	$8,088	$3,324	$3,876	$2,917	$959
325 Main Street	Second Quarter, 2022	Second Quarter, 2022	414,565	11,353	213	11,140	1,937	10	1,927
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	5,440	9	5,431	2,433	17	2,416
880 Winter Street (1)	Third Quarter, 2022	Fourth Quarter, 2022	243,618	5,675	—	5,675	1,333	—	1,333
			2,197,268	$33,880	$8,310	$25,570	$9,579	$2,944	$6,635
______________
(1)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space.

Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between April 1, 2022 and June 30, 2023. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $7.6 million and $1.0 million, respectively, for the three months ended June 30, 2023 compared to 2022, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced or Held for Development / Redevelopment	Square Feet	2023	2022	Change	2023	2022	Change
			(dollars in thousands)
140 Kendrick Street - Building A (1)	July 1, 2022	104,000	$—	$1,762	$(1,762)	$—	$346	$(346)
760 Boylston Street	September 12, 2022	118,000	—	—	—	—	207	(207)
105 Carnegie Center	November 30, 2022	73,000	—	329	(329)	—	228	(228)
2096 Gaither Road	December 1, 2022	50,000	—	58	(58)	24	75	(51)
RTC Next-Hotel (2)	December 19, 2022	N/A	254	—	254	—	—	—
Kendall Center Blue Parking Garage (3)	January 4, 2023	N/A	—	2,486	(2,486)	—	332	(332)
300 Binney Street	January 30, 2023	236,000	—	2,938	(2,938)	738	472	266
Lexington Office Park (4)	March 31, 2023	166,779	346	626	(280)	497	565	(68)
2098 Gaither Road (4)	March 31, 2023	50,000	151	162	(11)	77	85	(8)
		797,779	$751	$8,361	$(7,610)	$1,336	$2,310	$(974)
______________
(1)On July 20, 2023, we completed and fully placed this property in-service.
(2)On December 19, 2022, in accordance with GAAP, the ground lease that encumbers this property was reclassified as a sales-type lease and the associated assets were derecognized.
(3)The Kendall Center Blue Parking Garage was taken out of service on January 4, 2023 to support the development of 290 Binney Street. Real estate operating expenses for the three months ended June 30, 2023 included approximately $0.7 million of demolition costs
(4)Lexington Office Park and 2098 Gaither Road are no longer considered “in-service” as each property’s occupied percentage is below 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment.

Properties Sold Portfolio
The table below lists the properties we sold between April 1, 2022 and June 30, 2023. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $15.8 million and $5.2 million, respectively, for the three months ended June 30, 2023 compared to 2022, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Office
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	$—	$2,354	$(2,354)	$—	$825	$(825)
601 Massachusetts Avenue	August 30, 2022	Office	478,667	—	10,735	(10,735)	—	3,227	(3,227)
			1,212,088	—	13,089	(13,089)	—	4,052	(4,052)
Residential
The Avant at Reston Town Center (1)	November 8, 2022	Residential	329,195	356	3,089	(2,733)	86	1,209	(1,123)
Total Residential			329,195	356	3,089	(2,733)	86	1,209	(1,123)
			1,541,283	$356	$16,178	$(15,822)	$86	$5,261	$(5,175)
______________
(1)We retained and continue to own approximately 26,000 square feet of ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the three months ended June 30, 2023 represent the ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the three months ended June 30, 2022 represent the entire property and not just the portion sold.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $1.3 million for the three months ended June 30, 2023 compared to 2022.
The following reflects our occupancy and rate information for our residential same properties for the three months ended June 30, 2023 and 2022.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)
Proto Kendall Square	$3,065	$2,774	10.5%	$5.62	$5.11	10.0%	95.8%	95.2%	0.6%	95.8%	94.3%	1.6%
The Lofts at Atlantic Wharf	$4,440	$4,097	8.4%	$4.91	$4.57	7.4%	96.5%	97.7%	(1.2)%	97.5%	97.1%	0.4%
Signature at Reston	$2,663	$2,683	(0.7)%	$2.77	$2.77	—%	94.6%	95.1%	(0.5)%	93.6%	94.8%	(1.3)%
The Skylyne	$3,447	$3,391	1.7%	$4.39	$4.15	5.8%	92.4%	83.8%	10.3%	89.9%	81.7%	10.0%
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

Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $5.8 million for the three months ended June 30, 2023, representing an increase of approximately $0.2 million compared to the three months ended June 30, 2022.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2023 and 2022.

	2023	2022	Change (%)
Occupancy	77.2%	73.5%	5.0%
Average daily rate	$371.58	$349.99	6.2%
REVPAR	$286.79	$257.32	11.5%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $3.5 million for the three months ended June 30, 2023 compared to 2022. Development services revenue and management services revenue increased by approximately $1.3 million and $2.2 million, respectively. The increase in development management services revenue was primarily related to an increase in development fees from unconsolidated joint ventures in the Washington, DC region. The increase in management services revenue was primarily related to an increase in property management fees earned from an unconsolidated joint venture in New York City and a third-party owned building in the Washington, DC region and asset management fees earned from an unconsolidated joint venture in the Los Angeles region.
General and Administrative Expense
General and administrative expense increased by approximately $9.5 million for the three months ended June 30, 2023 compared to 2022 primarily due to increases in compensation expense and other general and administrative expenses of approximately $8.8 million and $0.7 million, respectively. The increase in compensation expense was related to (1) an approximately $6.3 million increase in the value of our deferred compensation plan and (2) an approximately $2.5 million increase in other compensation expenses, primarily due to age-based vesting and annual increases in employee compensation. The increase in other general and administrative expenses primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended June 30, 2023 and 2022 were approximately $4.6 million and $4.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.2 million for the three months ended June 30, 2023 compared to 2022 due primarily to costs incurred in connection with the pursuit and formation of new joint ventures. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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

BXP
Depreciation and amortization expense increased by approximately $19.4 million for the three months ended June 30, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$170,684	$170,690	$(6)
Properties Acquired Portfolio	19,224	4,174	15,050
Properties Placed In-Service Portfolio	12,213	3,698	8,515
Properties in or Held for Development or Redevelopment Portfolio	344	1,631	(1,287)
Properties Sold Portfolio	112	2,953	(2,841)
	$202,577	$183,146	$19,431
BPLP
Depreciation and amortization expense increased by approximately $19.5 million for the three months ended June 30, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$169,002	$168,960	$42
Properties Acquired Portfolio	19,224	4,174	15,050
Properties Placed In-Service Portfolio	12,213	3,698	8,515
Properties in or Held for Development or Redevelopment Portfolio	344	1,631	(1,287)
Properties Sold Portfolio	112	2,953	(2,841)
	$200,895	$181,416	$19,479
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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended June 30, 2023 compared to 2022, loss from unconsolidated joint ventures increased by approximately $6.6 million due primarily to an increase in interest expense due to increasing interest rates on variable rate debt.
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

BXP
Gains on sales of real estate decreased by approximately $96.2 million for the three months ended June 30, 2023 compared to 2022. During the three months ended June 30, 2022, we recognized a gain of approximately $96.2 million related to the sale of Virginia 95 Office Park in Springfield, Virginia.
BPLP
Gains on sales of real estate decreased by approximately $99.6 million for the three months ended June 30, 2023 compared to 2022. During the three months ended June 30, 2022, we recognized a gain of approximately $99.5 million related to the sale of Virginia 95 Office Park in Springfield, Virginia.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $16.1 million for the three months ended June 30, 2023 compared to 2022, due primarily to an increase of approximately $16.7 million in interest income from increased interest earned on our deposits partially offset by an increase in our allowance for current expected credit losses of approximately $0.4 million.
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
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the three months ended June 30, 2023 and 2022 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended June 30, 2023 and 2022, we recognized gains (losses) of approximately $1.6 million and $(4.7) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $1.6 million and $(4.7) million during the three months ended June 30, 2023 and 2022, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain on Non-Real Estate Investment
During the year ended December 31, 2022, we began investing in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, for the three months ended June 30, 2023, we recognized an unrealized gain of approximately $0.1 million due to the observable changes in the fair value of the investments.
Interest Expense
Interest expense increased by approximately $38.3 million for the three months ended June 30, 2023 compared to 2022, as detailed below.

Component	Change in interest expense for the three months ended June 30, 2023 compared to June 30, 2022
(in thousands)
Increases to interest expense due to:
Increase in interest associated with unsecured term loans and unsecured credit facility, net	$14,217
Issuance of $750 million in aggregate principal of 6.750% senior notes due 2027 on November 17, 2022	12,675
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	6,113
Increase in interest due to finance lease for one in-service property	2,604
Decrease in capitalized interest related to development projects	963
Amortization expense of financing fees primarily related to unsecured term loan	927
Other interest expense (excluding senior notes)	832
Total increases to interest expense	$38,331
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended June 30, 2023 and 2022 was approximately $10.6 million and $14.1 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2023, our variable rate debt consisted of BPLP’s $1.5 billion Revolving Facility and $1.2 billion 2023 Unsecured Term Loan. As of June 30, 2023, the Revolving Facility did not have a balance outstanding and the 2023 Unsecured Term Loan had $1.2 billion outstanding. On May 2, 2023, BPLP entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion to effectively fix Term SOFR, the reference rate for the 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024. For a summary of our consolidated debt as of June 30, 2023 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $1.2 million for the three months ended June 30, 2023 compared to 2022, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2023	2022	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building) (1)	$3,778	$3,012	$766
Times Square Tower	5,415	5,183	232
601 Lexington Avenue	3,242	3,372	(130)
100 Federal Street	3,245	3,258	(13)
Atlantic Wharf Office Building	4,088	3,721	367
	$19,768	$18,546	$1,222
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our clients.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $13.6 million for the three months ended June 30, 2023 compared to 2022 due primarily to a decrease in allocable income, which included recognizing a greater gain on sales of real estate during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
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
•private equity sources, including with large institutional investors; and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.
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

The following table presents information on properties under construction/redevelopment as of June 30, 2023 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at June 30, 2023 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
140 Kendrick - Building A (Redevelopment)	Third Quarter, 2023	Needham, MA	1	104,000	$21,392	$26,600	$—	$—	$5,208	100%	(6)
360 Park Avenue South (42% ownership)	Fourth Quarter, 2025	New York, NY	1	450,000	204,056	248,000	92,774	91,371	42,541	2%	(7)
Reston Next Office Phase II	Second Quarter, 2025	Reston, VA	1	90,000	35,535	61,000	—	—	25,465	—%
Total Office Properties under Construction/Redevelopment			3	644,000	260,983	335,600	92,774	91,371	73,214	18%

Laboratory/Life Sciences
751 Gateway (49% ownership)	Fourth Quarter, 2023	South San Francisco, CA	1	231,000	103,738	127,600	—	—	23,862	100%
103 CityPoint	Third Quarter, 2024	Waltham, MA	1	113,000	75,251	115,100	—	—	39,849	—%
180 CityPoint	Fourth Quarter, 2024	Waltham, MA	1	329,000	191,337	274,700	—	—	83,363	43%
300 Binney Street (Redevelopment)	First Quarter, 2025	Cambridge, MA	1	236,000	22,359	210,200	—	—	187,841	100%
105 Carnegie Center (Redevelopment)	Second Quarter, 2025	Princeton, NJ	1	73,000	1,868	40,600	—	—	38,732	—%
651 Gateway (50% ownership) (Redevelopment)	Fourth Quarter, 2025	South San Francisco, CA	1	327,000	76,106	146,500	—	—	70,394	14%
290 Binney Street	Second Quarter, 2026	Cambridge, MA	1	566,000	152,817	1,185,200	—	—	1,032,383	100%
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			7	1,875,000	623,476	2,099,900	—	—	1,476,424	65%

Residential
Reston Next Residential (508 units) (20% ownership)	Second Quarter, 2026	Reston, VA	1	417,000	23,324	47,700	28,000	7,913	4,289	—%
Total Residential Property under Construction			1	417,000	23,324	47,700	28,000	7,913	4,289	—

Retail
760 Boylston Street (Redevelopment)	Second Quarter, 2024	Boston, MA	1	118,000	9,643	43,800	—	—	34,157	100%
Reston Next Retail	Fourth Quarter, 2025	Reston, VA	1	33,000	20,610	26,600	—	—	5,990	—%
Total Retail Properties under Construction/Redevelopment			2	151,000	30,253	70,400	—	—	40,147	78%

Total Properties under Construction/Redevelopment			13	3,087,000	$938,036	$2,553,600	$120,774	$99,284	$1,594,074	54%	(8)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through June 30, 2023.
(3)Includes approximately $167.1 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $167.1 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of July 28, 2023, including leases with future commencement dates.
(6)The redevelopment project was completed and fully placed in-service on July 20, 2023.

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
(8)Percentage leased excludes the residential property.

Lease revenue (which includes reimbursement of operating expenses from clients, if any), other income from operations, available cash balances, proceeds from mortgage financings and offerings of unsecured indebtedness, draws on BPLP’s Revolving Facility, and funding from institutional private equity partners are the principal sources of capital that we use to fund operating expenses, debt service, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing client turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, as well as the sale of assets from time to time. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs. Material adverse changes in one or more sources of capital may adversely affect our net cash flows.
We expect our primary uses of capital over the next twelve months will be to fund our current and committed development and redevelopment projects, repay debt maturities (as discussed below), service the interest payments on our outstanding indebtedness, and satisfy our REIT distribution requirements.
As of June 30, 2023, we had 13 properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $2.6 billion, of which approximately $1.6 billion remains to be funded primarily with equity through 2026. In the second quarter of 2023, we completed the development/redevelopment of:
•2100 Pennsylvania Avenue, an approximately 476,000 square foot premier workplace located in Washington, DC, for an estimated total investment of $375.9 million. The property was 91% leased, including leases with future commencement dates, as of July 28, 2023.
•View Boston Observatory, an observatory encompassing the top three floors of 800 Boylston Street - The Prudential Center in Boston, Massachusetts, for an estimated total investment of $182.3 million.
On July 20, 2023, we completed the redevelopment of and fully placed in-service 140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts. The property is 100% leased and is the first Net Zero, Carbon Neutral office repositioning of this scale in Massachusetts.
During the second quarter of 2023, a joint venture in which we have a 55% interest elected to pause vertical construction on Platform 16 in San Jose, California. Our share of the estimated total investment to complete Phase 1 of the project was approximately $231.9 million. As of June 30, 2023, we had invested approximately $100.5 million in this phase of the development project, and we expect to invest an estimated additional $45.8 million to complete the underground parking garage and building foundation elements to facilitate a restart of construction in the future as demand improves.
On July 28, 2023, we entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. We own a 55% interest in the venture and our partner owns a 45% interest, and we will provide customary development, property management, and leasing services. The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). Subsequently, on August 1, 2023, the joint venture executed a 99-year ground lease with the Metropolitan Transportation Authority for the approximately 25,000 square foot site. The ground lease requires the joint venture to construct the direct access to Grand Central Madison as Phase 1 of the development project. The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement for the cost of the construction of access to Grand Central Station. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms currently contemplated or at all.
During the second quarter of 2023, BPLP completed a public offering of $750.0 million aggregate principal amount of 6.500% unsecured senior notes due 2034. The net proceeds from the offering were approximately $741.3 million, which will be used to repay at maturity $500.0 million aggregate principal amount of BPLP’s 3.125% senior unsecured notes, which mature on September 1, 2023, and for general corporate purposes.

On May 2, 2023, we entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion. We entered into these interest rate swap contracts to reduce our exposure to the variability in future cash flows attributable to changes in the interest rates on our 2023 Unsecured Term Loan. These interest rate swaps fixed Term SOFR, the reference rate for the 2023 Unsecured Term Loan, at a weighted average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024.
On July 28, 2023, a joint venture in which we have a 50% interest modified and exercised an option to extend by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the modification and extension, the loan had an outstanding balance totaling approximately $340.6 million, bore interest at Term SOFR plus 1.60% per annum, and was scheduled to mature on September 5, 2023. The modified and extended loan has an outstanding balance of $336.6 million, which included an approximately $4.0 million principal repayment, bears interest at Term SOFR plus 1.48% per annum, and matures on September 5, 2024, with an additional one-year extension option, subject to certain conditions. 100 Causeway Street is an approximately 634,000 square foot premier workplace located in Boston, Massachusetts and is approximately 95% leased.
Our 2024 debt maturities include $700.0 million aggregate principal amount of BPLP’s 3.800% senior unsecured notes, which mature on February 1, 2024 and the $1.2 billion 2023 Unsecured Term Loan (unless we exercise the one-year extension option within the loan agreement, subject to certain conditions). In our unconsolidated joint venture portfolio, after refinancing the mortgage debt at 500 North Capitol Street, NW, in Washington, DC, we have approximately $577.2 million (our share) of debt maturing through the end of 2024. We expect to fund the foregoing debt maturities using available cash balances, proceeds from asset sales, draws on BPLP’s Revolving Facility, and/or through refinancings using secured debt, unsecured debt or both. We expect our quarterly net interest expense will increase moderately for the remainder of 2023 and into 2024 compared to the first half of 2023 primarily due to the cessation of capitalized interest on our 2023 development deliveries, higher interest rates on maturing debt, and lower interest income as we use cash balances to repay debt and fund our development pipeline.
As of July 28, 2023, we had available cash of approximately $1.4 billion (of which approximately $81.7 million is attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.5 billion available under BPLP’s Revolving Facility and our available cash, as of July 28, 2023, are sufficient to fund our remaining capital requirements on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
We may seek to enhance our liquidity to fund our current and future development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on interest rates, the overall conditions in the debt and public and private equity markets, and our leverage at the time, we may decide to access one or more of these capital sources. Doing so may result in us carrying additional cash and cash equivalents pending our use of the proceeds, which would increase our net interest expense.
On May 17, 2023, BXP renewed its ATM stock offering program through which it may sell from time to time up to an aggregate of $600.0 million of its Common Stock through sales agents over a three-year period. Under the ATM stock offering program, BXP may also engage in forward sale transactions with affiliates of certain sales agents for the sale of its Common Stock on a forward basis. This program replaced BXP’s prior $600.0 million ATM stock offering program that was scheduled to expire on May 22, 2023. BXP intends to use the net proceeds from any offering for general business purposes, which may include investment opportunities and debt reduction. We have not sold any shares under this ATM stock offering program.
REIT Tax Distribution Considerations
Dividend
BXP as a REIT is subject to a number of organizational and operational requirements, including a requirement that BXP currently distribute at least 90% of its annual taxable income (excluding capital gains and with certain other adjustments). Our policy is for BXP to distribute at least 100% of its taxable income, including capital gains, to avoid paying federal tax. Common and LTIP unitholders (other than unearned MYLTIP units) of limited partnership interest in BPLP receive the same distribution per unit that is paid per share of BXP common stock.

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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.6 billion and $502.9 million at June 30, 2023 and 2022, respectively, representing an increase of approximately $1.1 billion. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$613,183	$616,639	$(3,456)
Net cash used in investing activities	(554,864)	(980,170)	425,306
Net cash provided by financing activities	833,359	365,223	468,136
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.6 years as of June 30, 2023, with occupancy rates historically in the range of 88% to 94%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the six months ended June 30, 2023 and June 30, 2022 is detailed below:

	Six months ended June 30,
	2023	2022
	(in thousands)
Acquisitions of real estate (1)	$—	$(727,835)
Construction in progress (2)	(235,331)	(237,182)
Building and other capital improvements	(78,344)	(63,278)
Tenant improvements	(135,743)	(97,844)
Proceeds from sales of real estate (3)	—	157,345
Proceeds from assignment fee (4)	—	6,624
Capital contributions to unconsolidated joint ventures (5)	(103,595)	(69,819)
Capital distributions from unconsolidated joint ventures (6)	7,350	36,622
Investment in non-real estate investments	(733)	—
Issuance of related party note receivable (7)	(10,500)	—
Proceeds from note receivable (8)	—	10,000
Investments in securities, net	2,032	5,197
Net cash used in investing activities	$(554,864)	$(980,170)
Cash used in investing activities changed primarily due to the following:
(1)On May 17, 2022, we completed the acquisition of Madison Centre in Seattle, Washington, for an aggregate purchase price, including transaction costs, of approximately $724.3 million. Madison Centre is an approximately 755,000 net rentable square foot, 37-story, LEED-Platinum certified, premier workplace.
(2)Construction in progress for the six months ended June 30, 2023 included ongoing expenditures associated with 2100 Pennsylvania Avenue and the View Boston Observatory at The Prudential Center, which were both fully placed in-service during the six months ended June 30, 2023. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, 103 CityPoint, Reston Next Office Phase II, 140 Kendrick Street Building A, 760 Boylston Street, 105 Carnegie Center, 290 Binney Street and 300 Binney Street.
Construction in progress for the six months ended June 30, 2022 included ongoing expenditures associated with Reston Next and 2100 Pennsylvania Avenue, which are partially placed in-service, and 325 Main Street, which was completed and fully placed in-service during the six months ended June 30, 2022. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, View Boston Observatory at The Prudential Center, 880 Winter Street, 103 CityPoint and Reston Next Office Phase II.
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

(5)Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2023 consisted primarily of cash contributions of approximately $30.2 million, $26.5 million, $17.5 million, $10.9 million and $8.3 million to our Gateway Commons, Platform 16, Worldgate Drive, Dock 72 and 751 Gateway joint ventures, respectively. On January 31, 2023, we entered into a new joint venture for 13100 and 13150 Worldgate Drive located in Herndon, Virginia.
Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2022 consisted primarily of cash contributions of approximately $32.6 million and $22.0 million to our Gateway Commons and Platform 16 joint ventures, respectively.
(6)Capital distributions from unconsolidated joint ventures for the six months ended June 30, 2023 consisted primarily of a cash distribution totaling approximately $7.4 million from our 360 Park Avenue South joint venture.
Capital distributions from unconsolidated joint ventures for the six months ended June 30, 2022 consisted primarily of a cash distribution totaling approximately $21.6 million and $11.6 million from our Metropolitan Square and 7750 Wisconsin Avenue joint ventures, respectively.
(7)On June 5, 2023, a joint venture in which we own a 30% interest repaid the existing construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. At the time of the pay off, the outstanding balance of the loan totaled approximately $105.0 million and was scheduled to mature on June 6, 2023. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. Our portion of the mortgage loans, $10.5 million, has been reflected as a Related Party Note Receivable on our Consolidated Balance Sheets. 500 North Capitol Street, NW is a 231,000 square foot premier workplace in Washington, DC.
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
Cash provided by financing activities for the six months ended June 30, 2023 totaled approximately $833.4 million. This amount consisted primarily of borrowings under the 2023 Unsecured Term Loan and the proceeds from the issuance by BPLP of $750 million in aggregate principal amount of its 6.500% unsecured senior notes due 2034, partially offset by the repayment of BPLP’s $730 million unsecured credit agreement (the “2022 Unsecured Term Loan”) and payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	June 30, 2023
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,853	156,853	$9,033,164
Common Operating Partnership Units	18,658	18,658	1,074,514	(2)
Total Equity		175,511	$10,107,678

Consolidated Debt			$15,456,205
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,609,671
Subtract:
Partners’ share of Consolidated Debt (4)			(1,359,380)
BXP’s Share of Debt			$15,706,496

Consolidated Market Capitalization			$25,563,883
BXP’s Share of Market Capitalization			$25,814,174
Consolidated Debt/Consolidated Market Capitalization			60.46%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			60.84%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on June 30, 2023 of $57.59.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2020 MYLTIP Units) but excludes the 2021 - 2023 MYLTIP Units because the three-year performance periods had not ended as of June 30, 2023.
(3)See page 90 for additional information.
(4)See page 89 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP Common Stock on June 30, 2023, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2021 - 2023 MYLTIP Units are not included in this calculation as of June 30, 2023.
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
Debt Financing
As of June 30, 2023, we had approximately $15.5 billion of outstanding consolidated indebtedness, representing approximately 60.46% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $11.0 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.88% per annum and maturities in 2023 through 2034, (2) $3.3 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.42% per annum and a weighted-average term of 5.3 years and (3) $1.2 billion outstanding under BPLP’s 2023 Unsecured Term Loan that matures on May 16, 2024.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, unsecured line of credit, and unsecured term loan, as well as Consolidated Debt Financing Statistics at June 30, 2023 and June 30, 2022.

	June 30,
	2023	2022
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,274,764	$3,269,948
Unsecured senior notes, net	10,985,395	9,489,030
Unsecured line of credit	—	165,000
Unsecured term loan, net	1,196,046	728,795
Consolidated Debt	15,456,205	13,652,773
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,609,671	1,446,617
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,359,380)	(1,357,399)
BXP’s Share of Debt	$15,706,496	$13,741,991

	June 30,
	2023	2022
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate (3)	100.00%	93.45%
Variable rate	—%	6.55%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate (3)	3.95%	3.43%
Variable rate	—%	2.53%
Total	3.95%	3.37%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate (3)	3.82%	3.32%
Variable rate	—%	1.96%
Total	3.82%	3.23%
Weighted-average maturity at end of period (in years):
Fixed rate (3)	5.0	6.1
Variable rate	—	1.4
Total	5.0	5.8
_______________
(1)See page 90 for additional information.
(2)See page 89 for additional information.
(3)The 2023 Unsecured Term Loan bears interest at a variable rate of adjusted Term SOFR plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating. On May 2, 2023, BPLP executed interest rate swaps that effectively fixed Term SOFR for the $1.2 billion outstanding under the 2023 Unsecured Term Loan (see Notes 6 and 7 to the Consolidated Financial Statements). As such, the 2023 Unsecured Term Loan is reflected within Fixed rate statistics.
Unsecured Credit Facility
On June 1, 2023, BPLP amended its 2021 Credit Facility that replaced the LIBOR-based daily floating rate option with a SOFR-based daily floating rate option and to add options for SOFR-based term floating rates and rates for alternative currency loans. In addition, the amendment added a SOFR credit spread adjustment of 0.10%. Other than the foregoing, the material terms of the 2021 Credit Facility remain unchanged.

The 2021 Credit Facility provides for borrowings of up to $1.5 billion through the Revolving Facility, subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions. Based on BPLP’s June 30, 2023 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
At June 30, 2023 and July 28, 2023, BPLP had no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.7 million, with the ability to borrow approximately $1.5 billion.
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
As of June 30, 2023, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.85% per annum based on BPLP’s current credit rating at June 30, 2023 (See Note 7 to the Consolidated Financial Statements). At June 30, 2023, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan.
Derivative Instruments and Hedging Activities
On May 2, 2023, BPLP executed interest rate swaps in notional amounts aggregating $1.2 billion. These interest rate swaps were entered into to fix Term SOFR, the reference rate for BPLP’s 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024. Based on BPLP’s credit rating as of June 30, 2023, the interest rate for the 2023 Unsecured Term Loan would be 6.09% (See Note 7 to the Consolidated Financial Statements).
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of June 30, 2023, see Note 6 to the Consolidated Financial Statements.
On May 15, 2023, BPLP completed a public offering of $750.0 million in aggregate principal amount of its 6.500% unsecured senior notes due 2034. The notes were priced at 99.697% of the principal amount to yield an effective rate (including financing fees) of approximately 6.619% per annum to maturity. The notes will mature on January 15, 2034, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $741.3 million after deducting underwriting discounts and transaction expenses.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At June 30, 2023, BPLP was in compliance with each of these financial restrictions and requirements.

Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at June 30, 2023:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(13,743)	$2,286,257	$914,552	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(11,493)	988,507	444,828	(2)(5)	January 9, 2032
Total			$3,300,000	$(25,236)	$3,274,764	$1,359,380
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2023, the maximum funding obligation under the guarantee was approximately $11.2 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 8 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Seventeen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At June 30, 2023, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $4.1 billion (of which our proportionate share is approximately $1.6 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2023. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55.00%	4.06%	4.23%	$300,000	$(1,090)	$298,910	$164,400	(2)(4)	July 19, 2025
Market Square North	50.00%	7.56%	7.74%	125,000	(539)	124,461	62,230	(2)(3) (5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	35,127	(236)	34,891	17,446		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	550,000	(737)	549,263	274,632	(2)	August 9, 2027
Dock 72	50.00%	7.59%	7.85%	198,383	(1,142)	197,241	98,621	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.51%	7.68%	174,329	(57)	174,272	87,136	(2)(7)	September 6, 2023
Hub50House	50.00%	4.43%	4.51%	185,000	(1,223)	183,777	91,889	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	6.76%	6.97%	337,604	(145)	337,459	168,729	(2)(3) (9)	September 5, 2023
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	6.51%	6.66%	251,542	(317)	251,225	125,613	(2)(3) (10)	April 26, 2024
360 Park Avenue South	42.21%	7.65%	8.10%	216,686	(1,456)	215,230	90,849	(2)(3) (11)	December 14, 2024
Safeco Plaza	33.67%	4.82%	4.96%	250,000	(1,077)	248,923	83,812	(2)(12)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	105,000	(825)	104,175	31,069	(2)(13)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	600,000	(9,000)	591,000	149,694	(2)(14)	November 24, 2028
901 New York Avenue	25.00%	3.61%	3.69%	209,868	(268)	209,600	52,400		January 5, 2025
3 Hudson Boulevard	25.00%	8.68%	8.68%	80,000	—	80,000	20,000	(2)(3) (15)	August 13, 2023
Metropolitan Square	20.00%	7.25%	8.03%	420,000	(2,527)	417,473	83,495	(2)(3) (16)	April 9, 2024
Reston Next Residential	20.00%	7.15%	7.47%	39,565	(1,284)	38,281	7,656	(2)(3) (17)	May 13, 2026
Total				$4,078,104	$(21,923)	$4,056,181	$1,609,671
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
(7)The construction financing bears interest at a variable rate equal to SOFR plus 2.35% per annum.
(8)The loan bears interest at a variable rate equal to SOFR plus 1.35% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts.
(9)The loan bears interest at a variable rate equal to SOFR plus 1.60% per annum. On July 28, 2023 the joint venture extended the loan maturity to September 5, 2024. The loan extension required an approximately $4.0 million principal repayment and the interest rate was reduced from Term SOFR plus 1.60% to Term SOFR plus 1.48% per annum (See Note 14 to the Consolidated Financial Statements).
(10)The construction financing bears interest at a variable rate equal to SOFR plus 1.35% per annum.
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
(13)The indebtedness consists of (x) a $70.0 million mortgage loan payable (Note A) which bears interest at a fixed rate of 6.23% per annum, and (y) a $35.0 million mortgage loan payable (Note B) which bears interest at a fixed rate of 8.03% per annum. We provided $10.5 million of the Note B mortgage financing to the joint venture. Our portion of the loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets.
(14)The loan bears interest at a variable rate equal to LIBOR plus 1.30% per annum through July 9, 2023. For the period commencing on July 10, 2023 the loan will bear interest at a variable rate equal to Term SOFR plus approximately 1.41% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. In addition to items noted in footnote one above, the GAAP interest rate includes the adjustment required to reflect the loan at fair value upon acquisition.
(15)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to LIBOR plus 3.50% per annum through July 6, 2023. For the period commencing on July 7, 2023, the loan will bear interest at a variable rate equal to Term SOFR plus 3.61% per annum. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of June 30, 2023, the loan has approximately $23.2 million of accrued interest due at the maturity date.
(16)The indebtedness consists of (x) a $305.0 million mortgage loan payable which bears interest at a variable rate equal to SOFR plus approximately 1.81%, and (y) a $115.0 million mezzanine note payable which bears interest at a variable rate equal to SOFR plus 5.25%. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 4.50% per annum on a notional amount of $420.0 million through April 15, 2024.
(17)The construction financing has a borrowing capacity of $140.0 million. The construction financing bears interest at a variable rate equal to SOFR plus 2.00% per annum.
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
Insurance
For information concerning our insurance program, see Note 8 to the Consolidated Financial Statements.
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
BXP
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO attributable to Boston Properties, Inc. for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties, Inc.	$104,299	$222,989
Add:
Noncontrolling interest—common units of the Operating Partnership	12,117	25,708
Noncontrolling interests in property partnerships	19,768	18,546
Net income	136,184	267,243
Add:
Depreciation and amortization	202,577	183,146
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,858)	(17,414)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,756	21,120
Corporate-related depreciation and amortization	(442)	(413)
Less:
Gains on sales of real estate	—	96,247
Unrealized gain on non-real estate investment	124	—
Noncontrolling interests in property partnerships	19,768	18,546
Funds from Operations (FFO) attributable to the Operating Partnership	326,325	338,889
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	33,481	34,329
Funds from Operations attributable to Boston Properties, Inc.	$292,844	$304,560
Our percentage share of Funds from Operations—basic	89.74%	89.87%
Weighted average shares outstanding—basic	156,826	156,720

The following tables presents a reconciliation of net income attributable to Boston Properties, Inc. to Diluted FFO attributable to Boston Properties, Inc. for income (numerator) and shares/units (denominator) for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties, Inc.	$104,299	$222,989
Add:
Noncontrolling interest—common units of the Operating Partnership	12,117	25,708
Noncontrolling interests in property partnerships	19,768	18,546
Net income	136,184	267,243
Add:
Depreciation and amortization	202,577	183,146
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,858)	(17,414)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,756	21,120
Corporate-related depreciation and amortization	(442)	(413)
Less:
Gains on sales of real estate	—	96,247
Unrealized gain on non-real estate investment	124	—
Noncontrolling interests in property partnerships	19,768	18,546
Funds from Operations (FFO) attributable to the Operating Partnership	326,325	338,889
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	326,325	338,889
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	33,383	34,262
Diluted FFO attributable to Boston Properties, Inc. (1)	$292,942	$304,627
___________
(1)BXP’s share of diluted Funds from Operations was 89.77% and 89.89% for the three months ended June 30, 2023 and 2022, respectively.

	Three months ended June 30,
	2023	2022
	shares/units (in thousands)
Basic Funds from Operations	174,748	174,392
Effect of Dilutive Securities:
Stock based compensation	392	472
Diluted Funds from Operations	175,140	174,864
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,922	17,672
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	157,218	157,192
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.77% and 89.89% for the three months ended June 30, 2023 and 2022, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$118,098	$253,788
Add:
Noncontrolling interests in property partnerships	19,768	18,546
Net income	137,866	272,334
Add:
Depreciation and amortization	200,895	181,416
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,858)	(17,414)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,756	21,120
Corporate-related depreciation and amortization	(442)	(413)
Less:
Gains on sales of real estate	—	99,608
Unrealized gain on non-real estate investment	124	—
Noncontrolling interests in property partnerships	19,768	18,546
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$326,325	$338,889
Weighted average shares outstanding—basic	174,748	174,392
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2020 MYLTIP Units).

The following tables presents a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended June 30, 2023 and 2022:

	Three months ended June 30,
	2023	2022
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$118,098	$253,788
Add:
Noncontrolling interests in property partnerships	19,768	18,546
Net income	137,866	272,334
Add:
Depreciation and amortization	200,895	181,416
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(17,858)	(17,414)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,756	21,120
Corporate-related depreciation and amortization	(442)	(413)
Less:
Gains on sales of real estate	—	99,608
Unrealized gain on non-real estate investment	124	—
Noncontrolling interests in property partnerships	19,768	18,546
Funds from Operations attributable to Boston Properties Limited Partnership (1)	326,325	338,889
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$326,325	$338,889
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2020 MYLTIP Units).

	Three months ended June 30,
	2023	2022
	shares/units (in thousands)
Basic Funds from Operations	174,748	174,392
Effect of Dilutive Securities:
Stock based compensation	392	472
Diluted Funds from Operations	175,140	174,864
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
During the three months ended June 30, 2023, we paid approximately $80.3 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended June 30, 2023, we and our unconsolidated joint venture partners incurred approximately $82.8 million of new client-related obligations associated with approximately 890,000 square feet of second generation leases, or approximately $93 per square foot. We signed approximately 47,500 square feet of first generation leases. The client-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the second quarter of

2023, we signed leases for approximately 937,500 square feet of space and incurred aggregate client-related obligations of approximately $90.2 million, or approximately $96 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Facility, 2023 Unsecured Term Loan and other variable rate debt to the extent we do not have interest rate swaps in place to hedge the effect of such rate increases. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. As of June 30, 2023, approximately $14.3 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. The remaining $1.2 billion of outstanding borrowings bore interest at a variable rate. However, we entered into interest rate swaps, thus fixing the variability of the interest rate (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate contracts in place as of June 30, 2023 and their respective fair values). Therefore, as of June 30, 2023, we have no outstanding variable rate debt that has not been subject to an interest rate swap.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, including interest rate swaps, see Note 5 to the Consolidated Financial Statements and “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of June 30, 2023.

	2023	2024	2025	2026	2027	2028+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(2,421)	$(4,843)	$(4,843)	$(4,843)	$2,297,138	$994,576	$3,274,764	$2,765,657
GAAP Average Interest Rate	—%	—%	—%	—%	3.64%	2.93%	3.42%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$499,847	$699,532	$848,093	$1,991,832	$744,231	$6,201,860	$10,985,395	$9,751,688
GAAP Average Interest Rate	3.28%	3.92%	3.35%	3.63%	6.92%	3.72%	3.88%
Variable Rate	—	1,196,046	—	—	—	—	1,196,046	1,194,895
Total Debt	$497,426	$1,890,735	$843,250	$1,986,989	$3,041,369	$7,196,436	$15,456,205	$13,712,240
At June 30, 2023, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.67% per annum. At June 30, 2023, our outstanding variable rate debt totaled $1.2 billion and all of it was subject to interest rate swaps. At June 30, 2023, the coupon/stated rate on our variable rate debt, including the effect of the interest rate swaps, was approximately 5.592% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $3.0 million and $6.0 million for the three and six months ended June 30, 2023, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities. None.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2023, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to non-employee directors and the settlement of deferred stock awards under the Boston Properties, Inc. 2021 Stock Incentive Plan, BPLP issued an aggregate of 7,449 common units to BXP in exchange for approximately $67.80, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
April 1, 2023 – April 30, 2023	—		$—	N/A	N/A
May 1, 2023 – May 31, 2023	576	(1)	$0.25	N/A	N/A
June 1, 2023 – June 30, 2023	11,051	(2)	$0.25	N/A	N/A
Total	11,627		$0.25	N/A	N/A
___________
(1)Represents LTIP units that were repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreement, the LTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by such employee for such units.
(2)Represents LTIP units and 2020-2022 MYLTIP units that were repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements and MYLTIP award agreements, the LTIP units and MYLTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by such employee for such units.

ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6—Exhibits.
(a)Exhibits

4.1	—
Supplemental Indenture No. 25, dated as of May 15, 2023, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 6.500% Senior Notes due 2034 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 15, 2023.)

10.1	—
First Amendment to Ninth Amended and Restated Credit Agreement, dated as of June 1, 2023, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 6, 2023.)

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

BOSTON PROPERTIES, INC.

August 7, 2023	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

August 7, 2023	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)