Form 10-Q
period 2023-09-30
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2023-11-07
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	156,940,180
(Registrant)	(Class)	(Outstanding on October 30, 2023)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2023 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of September 30, 2023, BXP owned an approximate 89.4% ownership interest in BPLP. The remaining approximate 10.6% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $244.6 million, or 1.2% at September 30, 2023, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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
This report also includes separate Part I - Item 4. Controls and Procedures and Part II - Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities sections for each of BXP and BPLP, as well as separate Exhibits 31 and 32 certifications for each of BXP and BPLP.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2023	December 31, 2022
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,902,389 and $6,789,029 at September 30, 2023 and December 31, 2022, respectively)	$26,031,390	$25,389,663
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2023 and December 31, 2022, respectively)	237,532	237,510
Right of use assets - operating leases (amounts related to VIEs of $156,940 and $0 at September 30, 2023 and December 31, 2022, respectively)	322,790	167,351
Less: accumulated depreciation (amounts related to VIEs of $(1,463,949) and $(1,381,401) at September 30, 2023 and December 31, 2022, respectively)	(6,723,616)	(6,298,082)
Total real estate	19,868,096	19,496,442
Cash and cash equivalents (amounts related to VIEs of $240,039 and $259,658 at September 30, 2023 and December 31, 2022, respectively)	882,647	690,333
Cash held in escrows	47,741	46,479
Investments in securities	32,809	32,277
Tenant and other receivables, net (amounts related to VIEs of $36,758 and $16,521 at September 30, 2023 and December 31, 2022, respectively)	123,138	81,389
Related party note receivable, net	88,807	78,576
Sales-type lease receivable, net	13,475	12,811
Accrued rental income, net (amounts related to VIEs of $393,227 and $367,138 at September 30, 2023 and December 31, 2022, respectively)	1,331,796	1,276,580
Deferred charges, net (amounts related to VIEs of $171,998 and $176,597 at September 30, 2023 and December 31, 2022, respectively)	692,386	733,282
Prepaid expenses and other assets (amounts related to VIEs of $46,473 and $11,647 at September 30, 2023 and December 31, 2022, respectively)	121,431	43,589
Investments in unconsolidated joint ventures	1,536,822	1,715,911
Total assets	$24,739,148	$24,207,669
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,275,974 and $3,272,368 at September 30, 2023 and December 31, 2022, respectively)	$3,275,974	$3,272,368
Unsecured senior notes, net	10,488,568	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,197,173	730,000
Lease liabilities - finance leases (amounts related to VIEs of $20,710 and $20,604 at September 30, 2023 and December 31, 2022, respectively)	253,178	249,335
Lease liabilities - operating leases (amounts related to VIEs of $136,332 and $0 at September 30, 2023 and December 31, 2022, respectively)	341,299	204,686
Accounts payable and accrued expenses (amounts related to VIEs of $43,696 and $29,466 at September 30, 2023 and December 31, 2022, respectively)	462,240	417,545
Dividends and distributions payable	171,916	170,643
Accrued interest payable	128,422	103,774
Other liabilities (amounts related to VIEs of $106,566 and $114,232 at September 30, 2023 and December 31, 2022, respectively)	380,014	450,918
Total liabilities	16,698,784	15,837,237

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2023	December 31, 2022
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 114,124 and 97,853 units outstanding at redemption value at September 30, 2023 and December 31, 2022, respectively	6,788	6,613
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 157,018,080 and 156,836,767 issued and 156,939,180 and 156,757,867 outstanding at September 30, 2023 and December 31, 2022, respectively	1,569	1,568
Additional paid-in capital	6,568,645	6,539,147
Dividends in excess of earnings	(782,275)	(391,356)
Treasury common stock at cost, 78,900 shares at September 30, 2023 and December 31, 2022	(2,722)	(2,722)
Accumulated other comprehensive income (loss)	2,866	(13,718)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,788,083	6,132,919
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	656,587	683,583
Property partnerships	1,588,906	1,547,317
Total equity	8,033,576	8,363,819
Total liabilities and equity	$24,739,148	$24,207,669

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Lease	$767,181	$739,255	$2,285,789	$2,179,274
Parking and other	30,428	28,154	81,421	80,234
Hotel	13,484	11,749	35,554	28,395
Development and management services	9,284	7,465	28,122	19,650
Direct reimbursements of payroll and related costs from management services contracts	3,906	3,900	13,750	11,204
Total revenue	824,283	790,523	2,444,636	2,318,757
Expenses
Operating
Rental	300,192	281,702	882,536	825,805
Hotel	9,020	8,548	23,852	19,832
General and administrative	31,410	32,519	131,387	110,378
Payroll and related costs from management services contracts	3,906	3,900	13,750	11,204
Transaction costs	751	1,650	1,970	2,146
Depreciation and amortization	207,435	190,675	618,746	551,445
Total expenses	552,714	518,994	1,672,241	1,520,810
Other income (expense)
Loss from unconsolidated joint ventures	(247,556)	(3,524)	(261,793)	(1,389)
Gains on sales of real estate	517	262,345	517	381,293
Interest and other income (loss)	20,715	3,728	48,999	6,151
Other income - assignment fee	—	—	—	6,624
Gains (losses) from investments in securities	(925)	(1,571)	2,311	(8,549)
Unrealized gain (loss) on non-real estate investment	(51)	—	332	—
Interest expense	(147,812)	(111,846)	(424,492)	(317,216)
Net income (loss)	(103,543)	420,661	138,269	864,861
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(20,909)	(18,801)	(59,337)	(54,896)
Noncontrolling interest—common units of the Operating Partnership	12,626	(40,883)	(8,642)	(82,821)
Net income (loss) attributable to Boston Properties, Inc.	$(111,826)	$360,977	$70,290	$727,144
Basic earnings per common share attributable to Boston Properties, Inc.
Net income (loss)	$(0.71)	$2.30	$0.45	$4.63
Weighted average number of common shares outstanding	156,880	156,754	156,837	156,708
Diluted earnings per common share attributable to Boston Properties, Inc.
Net income (loss)	$(0.71)	$2.29	$0.45	$4.62
Weighted average number of common and common equivalent shares outstanding	156,880	157,133	157,177	157,144

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(103,543)	$420,661	$138,269	$864,861
Other comprehensive income:
Effective portion of interest rate contracts	5,459	10,800	13,886	18,400
Amortization of interest rate contracts (1)	1,677	1,677	5,026	5,030
Other comprehensive income	7,136	12,477	18,912	23,430
Comprehensive income (loss)	(96,407)	433,138	157,181	888,291
Net income attributable to noncontrolling interests	(8,283)	(59,684)	(67,979)	(137,717)
Other comprehensive income attributable to noncontrolling interests	(864)	(1,390)	(2,327)	(2,757)
Comprehensive income (loss) attributable to Boston Properties, Inc.	$(105,554)	$372,064	$86,875	$747,817
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, June 30, 2023	156,854	$1,569	$6,561,161	$(516,550)	$(2,722)	$(3,406)	$689,123	$1,557,368	$8,286,543
Redemption of operating partnership units to common stock	79	—	2,920	—	—	—	(2,920)	—	—
Allocated net income (loss) for the period	—	—	—	(111,925)	—	—	(12,527)	20,909	(103,543)
Dividends/distributions declared	—	—	—	(153,800)	—	—	(18,301)	—	(172,101)
Shares issued pursuant to stock purchase plan	10	—	570	—	—	—	—	—	570
Net activity from stock option and incentive plan	(4)	—	421	—	—	—	4,065	—	4,486
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	5,116	5,116
Non-cash contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	17,519	17,519
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(12,150)	(12,150)
Effective portion of interest rate contracts	—	—	—	—	—	4,896	563	—	5,459
Amortization of interest rate contracts	—	—	—	—	—	1,376	157	144	1,677
Reallocation of noncontrolling interest	—	—	3,573	—	—	—	(3,573)	—	—
Equity, September 30, 2023	156,939	$1,569	$6,568,645	$(782,275)	$(2,722)	$2,866	$656,587	$1,588,906	$8,033,576

Equity, June 30, 2022	156,726	$1,567	$6,524,997	$(567,016)	$(2,722)	$(27,077)	$660,214	$1,552,706	$8,142,669
Redemption of operating partnership units to common stock	26	1	958	—	—	—	(959)	—	—
Allocated net income for the period	—	—	—	361,100	—	—	40,760	18,801	420,661
Dividends/distributions declared	—	—	—	(153,620)	—	—	(17,930)	—	(171,550)
Shares issued pursuant to stock purchase plan	5	—	436	—	—	—	—	—	436
Net activity from stock option and incentive plan	(2)	—	1,648	—	—	—	6,880	—	8,528
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(20,150)	(20,150)
Effective portion of interest rate contracts	—	—	—	—	—	9,709	1,091	—	10,800
Amortization of interest rate contracts	—	—	—	—	—	1,377	156	144	1,677
Reallocation of noncontrolling interest	—	—	4,260	—	—	—	(4,260)	—	—
Equity, September 30, 2022	156,755	$1,568	$6,532,299	$(359,536)	$(2,722)	$(15,991)	$685,952	$1,551,501	$8,393,071

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2022	156,758	$1,568	$6,539,147	$(391,356)	$(2,722)	$(13,718)	$683,583	$1,547,317	$8,363,819
Redemption of operating partnership units to common stock	100	1	3,713	—	—	—	(3,714)	—	—
Allocated net income for the period	—	—	—	70,290	—	—	8,642	59,337	138,269
Dividends/distributions declared	—	—	—	(461,209)	—	—	(55,038)	—	(516,247)
Shares issued pursuant to stock purchase plan	19	—	1,156	—	—	—	—	—	1,156
Net activity from stock option and incentive plan	62	—	3,759	—	—	—	42,088	—	45,847
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	12,671	12,671
Non-cash contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	17,519	17,519
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(48,370)	(48,370)
Effective portion of interest rate contracts	—	—	—	—	—	12,461	1,425	—	13,886
Amortization of interest rate contracts	—	—	—	—	—	4,123	471	432	5,026
Reallocation of noncontrolling interest	—	—	20,870	—	—	—	(20,870)	—	—
Equity, September 30, 2023	156,939	$1,569	$6,568,645	$(782,275)	$(2,722)	$2,866	$656,587	$1,588,906	$8,033,576

Equity, December 31, 2021	156,545	$1,565	$6,497,730	$(625,891)	$(2,722)	$(36,662)	$642,655	$1,556,553	$8,033,228
Redemption of operating partnership units to common stock	178	3	6,385	—	—	—	(6,388)	—	—
Allocated net income for the period	—	—	—	727,144	—	—	82,821	54,896	864,861
Dividends/distributions declared	—	—	—	(460,789)	—	—	(53,789)	—	(514,578)
Shares issued pursuant to stock purchase plan	10	—	1,036	—	—	—	—	—	1,036
Net activity from stock option and incentive plan	22	—	5,935	—	—	—	39,539	—	45,474
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(61,229)	(61,229)
Effective portion of interest rate contracts	—	—	—	—	—	16,540	1,860	—	18,400
Amortization of interest rate contracts	—	—	—	—	—	4,131	467	432	5,030
Reallocation of noncontrolling interest	—	—	21,213	—	—	—	(21,213)	—	—
Equity, September 30, 2022	156,755	$1,568	$6,532,299	$(359,536)	$(2,722)	$(15,991)	$685,952	$1,551,501	$8,393,071

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$138,269	$864,861
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	618,746	551,445
Amortization of right of use assets - operating leases	1,502	1,843
Non-cash compensation expense	46,699	44,208
Loss from unconsolidated joint ventures	261,793	1,389
Distributions of net cash flow from operations of unconsolidated joint ventures	21,871	20,511
Losses (gains) from investments in securities	(2,311)	8,549
Allowance for current expected credit losses	302	(476)
Non-cash portion of interest expense	22,541	19,704
Other income - assignment fee	—	(6,624)
Gains on sales of real estate	(517)	(381,293)
Unrealized gain on non-real estate investment	(332)	—
Change in assets and liabilities:
Tenant and other receivables, net	(13,467)	4,133
Notes receivable, net	—	(152)
Accrued rental income, net	(72,190)	(76,268)
Prepaid expenses and other assets	(76,621)	(46,104)
Right of use assets - operating lease	(25,640)	—
Lease liabilities - operating leases	282	447
Accounts payable and accrued expenses	40,914	3,167
Accrued interest payable	24,648	(2,900)
Other liabilities	(6,254)	(35,490)
Tenant leasing costs	(65,863)	(58,547)
Total adjustments	776,103	47,542
Net cash provided by operating activities	914,372	912,403
Cash flows from investing activities:
Acquisitions of real estate	—	(1,320,273)
Construction in progress	(361,625)	(384,083)
Building and other capital improvements	(117,393)	(112,755)
Tenant improvements	(244,841)	(139,986)
Proceeds from sales of real estate	517	695,231
Proceeds from assignment fee	—	6,624
Capital contributions to unconsolidated joint ventures	(148,875)	(109,643)
Capital distributions from unconsolidated joint ventures	7,350	36,622
Investment in non-real estate investments	(1,990)	—
Issuance of related party note receivable	(10,500)	—
Proceeds from notes receivable	—	10,000
Investments in securities, net	1,779	5,043
Net cash used in investing activities	(875,578)	(1,313,220)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2023	2022
Cash flows from financing activities:
Proceeds from unsecured senior notes	747,727	—
Repayment / redemption of unsecured senior notes	(500,000)	—
Borrowings on unsecured line of credit	—	885,000
Repayments of unsecured line of credit	—	(690,000)
Borrowings on unsecured term loan	1,200,000	730,000
Repayment of unsecured term loan	(730,000)	—
Deferred financing costs	(12,639)	(2,230)
Net activity from equity transactions	367	(359)
Dividends and distributions	(514,974)	(513,486)
Contributions from noncontrolling interests in property partnerships	12,671	849
Distributions to noncontrolling interests in property partnerships	(48,370)	(61,229)
Net cash provided by financing activities	154,782	348,545
Net increase (decrease) in cash and cash equivalents and cash held in escrows	193,576	(52,272)
Cash and cash equivalents and cash held in escrows, beginning of period	736,812	501,158
Cash and cash equivalents and cash held in escrows, end of period	$930,388	$448,886

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$690,333	$452,692
Cash held in escrows, beginning of period	46,479	48,466
Cash and cash equivalents and cash held in escrows, beginning of period	$736,812	$501,158

Cash and cash equivalents, end of period	$882,647	$375,774
Cash held in escrows, end of period	47,741	73,112
Cash and cash equivalents and cash held in escrows, end of period	$930,388	$448,886

Supplemental disclosures:
Cash paid for interest	$404,016	$339,067
Interest capitalized	$33,426	$40,048

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(111,154)	$(95,996)
Change in real estate included in accounts payable and accrued expenses	$29,435	$29,290
Right of use assets obtained in exchange for lease liabilities	$134,509	$—
Non-cash contributions from noncontrolling interests in property partnerships	$17,519	$—
Capitalized operating lease costs	$5,031	$—
Construction in progress from prepaid expenses and other assets	$25,577	$—
Construction in progress, net deconsolidated	$—	$(11,316)
Investment in unconsolidated joint ventures recorded upon deconsolidation	$—	$11,316
Dividends and distributions declared but not paid	$171,916	$170,952
Conversions of noncontrolling interests to stockholders’ equity	$3,714	$6,388
Issuance of restricted securities to employees and non-employee directors	$48,121	$48,605

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2023	December 31, 2022
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $6,902,389 and $6,789,029 at September 30, 2023 and December 31, 2022, respectively)	$25,665,125	$25,022,149
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2023 and December 31, 2022, respectively)	237,532	237,510
Right of use assets - operating leases (amounts related to VIEs of $156,940 and $0 at September 30, 2023 and December 31, 2022, respectively)	322,790	167,351
Less: accumulated depreciation (amounts related to VIEs of $(1,463,949) and $(1,381,401) at September 30, 2023 and December 31, 2022, respectively)	(6,601,957)	(6,180,474)
Total real estate	19,623,490	19,246,536
Cash and cash equivalents (amounts related to VIEs of $240,039 and $259,658 at September 30, 2023 and December 31, 2022, respectively)	882,647	690,333
Cash held in escrows	47,741	46,479
Investments in securities	32,809	32,277
Tenant and other receivables, net (amounts related to VIEs of $36,758 and $16,521 at September 30, 2023 and December 31, 2022, respectively)	123,138	81,389
Related party note receivable, net	88,807	78,576
Sales-type lease receivable, net	13,475	12,811
Accrued rental income, net (amounts related to VIEs of $393,227 and $367,138 at September 30, 2023 and December 31, 2022, respectively)	1,331,796	1,276,580
Deferred charges, net (amounts related to VIEs of $171,998 and $176,597 at September 30, 2023 and December 31, 2022, respectively)	692,386	733,282
Prepaid expenses and other assets (amounts related to VIEs of $46,473 and $11,647 at September 30, 2023 and December 31, 2022, respectively)	121,431	43,589
Investments in unconsolidated joint ventures	1,536,822	1,715,911
Total assets	$24,494,542	$23,957,763
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,275,974 and $3,272,368 at September 30, 2023 and December 31, 2022, respectively)	$3,275,974	$3,272,368
Unsecured senior notes, net	10,488,568	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,197,173	730,000
Lease liabilities - finance leases (amounts related to VIEs of $20,710 and $20,604 at September 30, 2023 and December 31, 2022, respectively)	253,178	249,335
Lease liabilities - operating leases (amounts related to VIEs of $136,332 and $0 at September 30, 2023 and December 31, 2022, respectively)	341,299	204,686
Accounts payable and accrued expenses (amounts related to VIEs of $43,696 and $29,466 at September 30, 2023 and December 31, 2022, respectively)	462,240	417,545
Dividends and distributions payable	171,916	170,643
Accrued interest payable	128,422	103,774
Other liabilities (amounts related to VIEs of $106,566 and $114,232 at September 30, 2023 and December 31, 2022, respectively)	380,014	450,918
Total liabilities	16,698,784	15,837,237
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 114,124 and 97,853 units outstanding at redemption value at September 30, 2023 and December 31, 2022, respectively	6,788	6,613

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2023	December 31, 2022
Noncontrolling interests:
Redeemable partnership units— 16,509,597 and 16,531,172 common units and 2,072,732 and 1,679,175 long term incentive units outstanding at redemption value at September 30, 2023 and December 31, 2022, respectively	1,160,753	1,280,886
Capital:
Boston Properties Limited Partnership partners’ capital— 1,755,215 and 1,749,682 general partner units and 155,183,965 and 155,008,185 limited partner units outstanding at September 30, 2023 and December 31, 2022, respectively	5,036,445	5,299,428
Accumulated other comprehensive income (loss)	2,866	(13,718)
Total partners’ capital	5,039,311	5,285,710
Noncontrolling interests in property partnerships	1,588,906	1,547,317
Total capital	6,628,217	6,833,027
Total liabilities and capital	$24,494,542	$23,957,763

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
Lease	$767,181	$739,255	$2,285,789	$2,179,274
Parking and other	30,428	28,154	81,421	80,234
Hotel	13,484	11,749	35,554	28,395
Development and management services	9,284	7,465	28,122	19,650
Direct reimbursements of payroll and related costs from management services contracts	3,906	3,900	13,750	11,204
Total revenue	824,283	790,523	2,444,636	2,318,757
Expenses
Operating
Rental	300,192	281,702	882,536	825,805
Hotel	9,020	8,548	23,852	19,832
General and administrative	31,410	32,519	131,387	110,378
Payroll and related costs from management services contracts	3,906	3,900	13,750	11,204
Transaction costs	751	1,650	1,970	2,146
Depreciation and amortization	205,679	188,969	613,446	546,271
Total expenses	550,958	517,288	1,666,941	1,515,636
Other income (expense)
Loss from unconsolidated joint ventures	(247,556)	(3,524)	(261,793)	(1,389)
Gains on sales of real estate	517	262,357	517	385,349
Interest and other income (loss)	20,715	3,728	48,999	6,151
Other income - assignment fee	—	—	—	6,624
Gains (losses) from investments in securities	(925)	(1,571)	2,311	(8,549)
Unrealized gain (loss) on non-real estate investment	(51)	—	332	—
Interest expense	(147,812)	(111,846)	(424,492)	(317,216)
Net income (loss)	(101,787)	422,379	143,569	874,091
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(20,909)	(18,801)	(59,337)	(54,896)
Net income (loss) attributable to Boston Properties Limited Partnership	$(122,696)	$403,578	$84,232	$819,195
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income (loss)	$(0.70)	$2.31	$0.48	$4.69
Weighted average number of common units outstanding	174,882	174,416	174,765	174,339
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income (loss)	$(0.70)	$2.30	$0.48	$4.68
Weighted average number of common and common equivalent units outstanding	174,882	174,795	175,105	174,775

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(101,787)	$422,379	$143,569	$874,091
Other comprehensive income:
Effective portion of interest rate contracts	5,459	10,800	13,886	18,400
Amortization of interest rate contracts (1)	1,677	1,677	5,026	5,030
Other comprehensive income	7,136	12,477	18,912	23,430
Comprehensive income (loss)	(94,651)	434,856	162,481	897,521
Comprehensive income attributable to noncontrolling interests	(21,053)	(18,945)	(59,769)	(55,328)
Comprehensive income (loss) attributable to Boston Properties Limited Partnership	$(115,704)	$415,911	$102,712	$842,193
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, June 30, 2023	1,755	155,098	$5,351,166	$(3,406)	$1,557,368	$6,905,128	$1,135,053
Net activity from contributions and unearned compensation	—	7	991	—	—	991	4,065
Allocated net income (loss) for the period	—	—	(110,169)	—	20,909	(89,260)	(12,527)
Distributions	—	—	(153,800)	—	—	(153,800)	(18,301)
Conversion of redeemable partnership units	—	79	2,920	—	—	2,920	(2,920)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(54,663)	—	—	(54,663)	54,663
Effective portion of interest rate contracts	—	—	—	4,896	—	4,896	563
Amortization of interest rate contracts	—	—	—	1,376	144	1,520	157
Contributions from noncontrolling interests in property partnerships	—	—	—	—	5,116	5,116	—
Non-cash contributions from noncontrolling interests in property partnerships	—	—	—	—	17,519	17,519	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(12,150)	(12,150)	—
Equity, September 30, 2023	1,755	155,184	$5,036,445	$2,866	$1,588,906	$6,628,217	$1,160,753

Equity, June 30, 2022	1,750	154,977	$4,716,430	$(27,077)	$1,552,706	$6,242,059	$1,646,678
Net activity from contributions and unearned compensation	—	2	2,082	—	—	2,082	6,882
Allocated net income for the period	—	—	362,818	—	18,801	381,619	40,760
Distributions	—	—	(153,620)	—	—	(153,620)	(17,930)
Conversion of redeemable partnership units	—	26	959	—	—	959	(959)
Adjustment to reflect redeemable partnership units at redemption value	—	—	268,916	—	—	268,916	(268,916)
Effective portion of interest rate contracts	—	—	—	9,709	—	9,709	1,091
Amortization of interest rate contracts	—	—	—	1,377	144	1,521	156
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(20,150)	(20,150)	—
Equity, September 30, 2022	1,750	155,005	$5,197,585	$(15,991)	$1,551,501	$6,733,095	$1,407,762

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2022	1,750	155,008	$5,299,428	$(13,718)	$1,547,317	$6,833,027	$1,280,886
Net activity from contributions and unearned compensation	5	76	4,913	—	—	4,913	42,090
Allocated net income for the period	—	—	75,590	—	59,337	134,927	8,642
Distributions	—	—	(461,209)	—	—	(461,209)	(55,038)
Conversion of redeemable partnership units	—	100	3,714	—	—	3,714	(3,714)
Adjustment to reflect redeemable partnership units at redemption value	—	—	114,009	—	—	114,009	(114,009)
Effective portion of interest rate contracts	—	—	—	12,461	—	12,461	1,425
Amortization of interest rate contracts	—	—	—	4,123	432	4,555	471
Contributions from noncontrolling interests in property partnerships	—	—	—	—	12,671	12,671	—
Non-cash contributions from noncontrolling interests in property partnerships	—	—	—	—	17,519	17,519	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(48,370)	(48,370)	—
Equity, September 30, 2023	1,755	155,184	$5,036,445	$2,866	$1,588,906	$6,628,217	$1,160,753

Equity, December 31, 2021	1,746	154,799	$4,173,290	$(36,662)	$1,556,553	$5,693,181	$2,078,603
Net activity from contributions and unearned compensation	1	31	6,967	—	—	6,967	39,543
Allocated net income for the period	—	—	736,374	—	54,896	791,270	82,821
Distributions	—	—	(460,789)	—	—	(460,789)	(53,789)
Conversion of redeemable partnership units	3	175	6,388	—	—	6,388	(6,388)
Adjustment to reflect redeemable partnership units at redemption value	—	—	735,355	—	—	735,355	(735,355)
Effective portion of interest rate contracts	—	—	—	16,540	—	16,540	1,860
Amortization of interest rate contracts	—	—	—	4,131	432	4,563	467
Contributions from noncontrolling interests in property partnerships	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(61,229)	(61,229)	—
Equity, September 30, 2022	1,750	155,005	$5,197,585	$(15,991)	$1,551,501	$6,733,095	$1,407,762
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$143,569	$874,091
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	613,446	546,271
Amortization of right of use assets - operating leases	1,502	1,843
Non-cash compensation expense	46,699	44,208
Loss from unconsolidated joint ventures	261,793	1,389
Distributions of net cash flow from operations of unconsolidated joint ventures	21,871	20,511
Losses (gains) from investments in securities	(2,311)	8,549
Allowance for current expected credit losses	302	(476)
Non-cash portion of interest expense	22,541	19,704
Other income - assignment fee	—	(6,624)
Gains on sales of real estate	(517)	(385,349)
Unrealized gain on non-real estate investment	(332)	—
Change in assets and liabilities:
Tenant and other receivables, net	(13,467)	4,133
Note receivable, net	—	(152)
Accrued rental income, net	(72,190)	(76,268)
Prepaid expenses and other assets	(76,621)	(46,104)
Right of use assets - operating lease	(25,640)	—
Lease liabilities - operating leases	282	447
Accounts payable and accrued expenses	40,914	3,167
Accrued interest payable	24,648	(2,900)
Other liabilities	(6,254)	(35,490)
Tenant leasing costs	(65,863)	(58,547)
Total adjustments	770,803	38,312
Net cash provided by operating activities	914,372	912,403
Cash flows from investing activities:
Acquisitions of real estate	—	(1,320,273)
Construction in progress	(361,625)	(384,083)
Building and other capital improvements	(117,393)	(112,755)
Tenant improvements	(244,841)	(139,986)
Proceeds from sales of real estate	517	695,231
Proceeds from assignment fee	—	6,624
Capital contributions to unconsolidated joint ventures	(148,875)	(109,643)
Capital distributions from unconsolidated joint ventures	7,350	36,622
Investment in non-real estate investments	(1,990)	—
Issuance of related party note receivable	(10,500)	—
Proceeds from notes receivable	—	10,000
Investments in securities, net	1,779	5,043
Net cash used in investing activities	(875,578)	(1,313,220)
Cash flows from financing activities:

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2023	2022
Proceeds from unsecured senior notes	747,727	—
Repayment / redemption of unsecured senior notes	(500,000)	—
Borrowings on unsecured line of credit	—	885,000
Repayments of unsecured line of credit	—	(690,000)
Borrowings on unsecured term loan	1,200,000	730,000
Repayment of unsecured term loan	(730,000)	—
Deferred financing costs	(12,639)	(2,230)
Net activity from equity transactions	367	(359)
Distributions	(514,974)	(513,486)
Contributions from noncontrolling interests in property partnerships	12,671	849
Distributions to noncontrolling interests in property partnerships	(48,370)	(61,229)
Net cash provided by financing activities	154,782	348,545
Net increase (decrease) in cash and cash equivalents and cash held in escrows	193,576	(52,272)
Cash and cash equivalents and cash held in escrows, beginning of period	736,812	501,158
Cash and cash equivalents and cash held in escrows, end of period	$930,388	$448,886

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$690,333	$452,692
Cash held in escrows, beginning of period	46,479	48,466
Cash and cash equivalents and cash held in escrows, beginning of period	$736,812	$501,158

Cash and cash equivalents, end of period	$882,647	$375,774
Cash held in escrows, end of period	47,741	73,112
Cash and cash equivalents and cash held in escrows, end of period	$930,388	$448,886

Supplemental disclosures:
Cash paid for interest	$404,016	$339,067
Interest capitalized	$33,426	$40,048

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(109,905)	$(95,996)
Change in real estate included in accounts payable and accrued expenses	$29,435	$29,290
Right of use assets obtained in exchange for lease liabilities	$134,509	$—
Non-cash contributions from noncontrolling interests in property partnerships	$17,519	$—
Capitalized operating lease costs	$5,031	$—
Construction in progress from prepaid expenses and other assets	$25,577	$—
Construction in progress, net deconsolidated	$—	$(11,316)
Investment in unconsolidated joint ventures recorded upon deconsolidation	$—	$11,316
Distributions declared but not paid	$171,916	$170,952
Conversions of redeemable partnership units to partners’ capital	$3,714	$6,388
Issuance of restricted securities to employees and non-employee directors	$48,121	$48,605
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at September 30, 2023 owned an approximate 89.4% (89.6% at December 31, 2022) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
Properties
At September 30, 2023, the Company owned or had joint venture interests in a portfolio of 190 commercial real estate properties (the “Properties”) aggregating approximately 53.5 million net rentable square feet of primarily premier workplaces, including 11 properties under construction/redevelopment totaling approximately 2.8 million net rentable square feet. At September 30, 2023, the Properties consisted of:
•169 office and life sciences properties (including 8 properties under construction/redevelopment);
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
The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of extraordinary events such as a pandemic, the results of which form the basis for making significant judgments about the carrying values of assets and liabilities, assessments of future collectability, and other areas of the financial statements that are impacted by the use of estimates. Actual results may differ from these estimates under different assumptions or conditions.
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified eight entities that are VIEs as of September 30, 2023 and has determined that it is the primary beneficiary for seven of the eight entities that are VIEs as of September 30, 2023.
Consolidated Variable Interest Entities
As of September 30, 2023, BXP has identified seven consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street, (ii) 343 Madison Avenue, which is categorized as land held for future development.
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
Variable Interest Entities Not Consolidated
The Company has determined BP/CRF Metropolitan Square LLC is a VIE. The Company does not consolidate this entity as the Company does not have the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and, therefore the Company is not considered to be the primary beneficiary.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements.
The table below presents for September 30, 2023 and December 31, 2022, the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized (as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures”).

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
The following table presents the aggregate carrying value of the Company’s related party note receivable, net, sales-type lease receivable, net, mortgage notes payable, net, unsecured senior notes, net, unsecured line of credit and unsecured term loan, net and the Company’s corresponding estimate of fair value as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Related party note receivable, net	$88,807	$90,348	$78,576	$79,220
Sales-type lease receivable, net	13,475	13,257	12,811	13,045
Total	$102,282	$103,605	$91,387	$92,265

Mortgage notes payable, net	$3,275,974	$2,658,844	$3,272,368	$2,744,479
Unsecured senior notes, net	10,488,568	9,163,931	10,237,968	9,135,512
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	1,197,173	1,195,007	730,000	730,000
Total	$14,961,715	$13,017,782	$14,240,336	$12,609,991
In addition to the financial instruments noted above, the Company uses interest rate swap agreements to manage its interest rate risk (See Note 7). The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table presents the aggregate fair value of the Company’s interest rate swaps as of September 30, 2023 and December 31, 2022 (in thousands):

Fair value	September 30, 2023	December 31, 2022
Interest rate swaps	$5,457	$—

Newly Issued Accounting Pronouncements
Business Combinations - Joint Venture Formations
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60)” (“ASU 2023-05”). ASU 2023-05 is intended to (1) address accounting for contributions made to a joint venture upon formation and (2) reduce diversity in practice. ASU 2023-05 is effective for all joint ventures formed on or after January 1, 2025, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2023-05 will have on the Company's consolidated financial statements.
3. Real Estate
BXP
Real estate consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Land	$5,200,195	$5,189,811
Right of use assets - finance leases	237,532	237,510
Right of use assets - operating leases (1)	322,790	167,351
Land held for future development (2)	670,691	721,501
Buildings and improvements	16,112,969	15,820,724
Tenant improvements	3,442,669	3,200,743
Furniture, fixtures and equipment	53,536	50,310
Construction in progress	551,330	406,574
Total	26,591,712	25,794,524
Less: Accumulated depreciation	(6,723,616)	(6,298,082)
	$19,868,096	$19,496,442
_______________
(1)See Note 4.
(2)Includes pre-development costs.
BPLP
Real estate consisted of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Land	$5,105,486	$5,095,102
Right of use assets - finance leases	237,532	237,510
Right of use assets - operating leases (1)	322,790	167,351
Land held for future development (2)	670,691	721,501
Buildings and improvements	15,841,413	15,547,919
Tenant improvements	3,442,669	3,200,743
Furniture, fixtures and equipment	53,536	50,310
Construction in progress	551,330	406,574
Total	26,225,447	25,427,010
Less: Accumulated depreciation	(6,601,957)	(6,180,474)
	$19,623,490	$19,246,536
_______________
(1)See Note 4.
(2)Includes pre-development costs.

Developments/Redevelopments
On January 5, 2023, the Company commenced the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. Concurrent with the commencement of this project, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of this project. 290 Binney Street is 100% pre-leased to AstraZeneca. There can be no assurance that the Company will complete development of the project on the terms and schedule currently contemplated or at all.
On January 30, 2023, the Company commenced the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts. 300 Binney Street consisted of an approximately 195,000 net rentable square foot premier workplace that is being redeveloped into approximately 236,000 net rentable square feet of laboratory/life sciences space. BXP and BPLP recognized approximately $11.0 million of depreciation expense during the nine months ended September 30, 2023 associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. The project is 100% pre-leased to the Broad Institute.
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
On July 20, 2023, the Company completed and fully placed in-service 140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts. The property is the first Net Zero, Carbon Neutral office repositioning of its scale in Massachusetts.
On September 26, 2023, the Company partially placed in-service 180 CityPoint, an approximately 329,000 net rentable square feet laboratory/life sciences project located in Waltham, Massachusetts.
4. Leases
The Company estimates the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of these accrued rent and accounts receivable balances, management considers tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns, on a lease-by-lease basis. If the Company determines that the accrued rent and/or accounts receivable balances are no longer probable of collection then the balances are written-off and the lease is recognized on a cash basis.
If applicable, information related to write-offs of accrued rent, net balances and accounts receivable, net balances and reinstatements of accrued rent balances for the Company’s unconsolidated joint ventures can be found in Note 5.
Lessor
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three and nine months ended September 30, 2023 and 2022 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Revenue	2023	2022	2023	2022
Fixed contractual payments	$626,738	$610,878	$1,877,573	$1,811,836
Variable lease payments	140,210	128,377	407,528	367,438
Sales-type lease revenue	233	—	688	—
	$767,181	$739,255	$2,285,789	$2,179,274

Lessee
On August 1, 2023, a consolidated joint venture in which the Company has a 55% interest executed an up to 99-year ground lease with the Metropolitan Transportation Authority for an approximately 25,000 square foot site, the 343 Madison Avenue project in New York City (see Note 9). The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement of up to $117.0 million for the cost of the construction of Phase 1. The Company is reasonably certain that it will not exercise this termination option as the Company completed a long-term competitive process to obtain the right to ground lease this site. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms currently contemplated or at all.
There is no rent due under the ground lease for the period from August 1, 2023 through July 31, 2028, with the exception of a payment of approximately $21.8 million that is due on July 31, 2025. Beginning August 1, 2028, the lease requires rent of approximately $10.9 million per year with adjustments every five years, with a minimum increase of 110% of the ground rent from the prior year. The incremental borrowing rate for this lease is 8.41% per annum. The net present value of the ground lease payments is approximately $134.5 million. The lease required the joint venture to pay a non-refundable deposit totaling $25.0 million, of which $15.0 million was placed in escrow in 2022 with the signing of a pre-lease agreement and $10.0 million was paid in 2023 as a requirement of entering into the ground lease. The consolidated joint venture classifies this ground lease as an operating lease. As a result, the consolidated joint venture recorded a Right of Use Assets – Operating Leases and Lease Liabilities – Operating Leases of approximately $160.1 million and $134.5 million, respectively, on its Consolidated Balance Sheets. The 343 Madison Avenue ground lease had operating lease costs of approximately $5.0 million and $5.0 million for the three and nine months ended September 30, 2023, respectively.
The following table provides a maturity analysis for the 343 Madison Avenue operating lease as of August 1, 2023 (in thousands):

Operating
Period from August 1, 2023 through December 31, 2023	$—
2024	—
2025	21,795
2026	—
2027	—
2028	4,541
Thereafter	3,027,718
Total lease payments	3,054,054
Less: Interest portion	(2,919,545)
Present value of lease payments	$134,509

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2023 and December 31, 2022:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		September 30, 2023	December 31, 2022
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(6,020)	$(6,198)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%	(2)	—	(37,629)
901 New York, LLC	901 New York Avenue	25.00%	(3)	(11,944)	(12,493)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(4)	30,890	31,971
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(9,815)	(9,185)
501 K Street LLC	1001 6th Street	50.00%		44,506	42,922
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		46,811	46,839
Residential Tower Developer LLC	Hub50House	50.00%		45,413	45,414
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		12,033	12,366
Office Tower Developer LLC	100 Causeway Street	50.00%		58,174	59,716
1265 Main Office JV LLC	1265 Main Street	50.00%		3,564	3,465
BNY Tower Holdings LLC	Dock 72	50.00%	(5)	(12,195)	(19,921)
CA-Colorado Center, LLC	Colorado Center	50.00%		237,286	233,862
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		50,442	52,152
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		115,142	116,397
SMBP Venture LP	Santa Monica Business Park	55.00%		158,561	164,735
Platform 16 Holdings LP	Platform 16	55.00%	(6)(7)	35,719	158,109
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		362,995	324,038
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,021	27,000
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(7)(8)	42,330	69,785
360 PAS Holdco LLC	360 Park Avenue South	42.21%	(7)(9)	59,979	114,992
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		14,551	11,351
751 Gateway Holdings LLC	751 Gateway	49.00%		90,733	80,714
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%	(7)	83,244	120,083
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		17,428	N/A
				$1,496,848	$1,630,485
 _______________
(1)Investments with deficit balances aggregating approximately $40.0 million and $85.4 million at September 30, 2023 and December 31, 2022, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)This entity is a VIE as of September 30, 2023 (See Note 2). During the three months ended September 30, 2023, the Company completed a restructuring of its ownership in Metropolitan Square, as described below in this Note 5 and Note 14.
(3)The Company’s economic ownership has increased based on the achievement of certain return thresholds. At September 30, 2023 and December 31, 2022, the Company’s economic ownership was approximately 50%.
(4)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(5)This property includes net equity balances from the amenity joint venture.
(6)At December 31, 2022, this entity was a VIE.
(7)During the three months ended September 30, 2023, the Company recognized an other-than-temporary impairment loss on its investment.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$6,852,171	$6,537,554
Other assets	812,748	756,786
Total assets	$7,664,919	$7,294,340
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$4,048,987	$4,022,746
Other liabilities (2)	782,238	716,271
Members’/Partners’ equity	2,833,694	2,555,323
Total liabilities and members’/partners’ equity	$7,664,919	$7,294,340
Company’s share of equity	$1,331,257	$1,238,929
Basis differentials (3)	165,591	391,556
Carrying value of the Company’s investments in unconsolidated joint ventures (4)	$1,496,848	$1,630,485
_______________
(1)At September 30, 2023 and December 31, 2022, this amount included right of use assets - finance leases totaling approximately $248.9 million. At September 30, 2023 and December 31, 2022, this amount included right of use assets - operating leases totaling approximately $20.3 million and $21.2 million, respectively.
(2)At September 30, 2023 and December 31, 2022, this amount included lease liabilities - finance leases totaling approximately $378.4 million and $382.2 million, respectively. At September 30, 2023 and December 31, 2022, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
(3)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. During the three months ended September 30, 2023, the Company recognized an other-than-temporary impairment loss on its investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively, as well as a $35.8 million gain on investment related to Metropolitan Square, as described below in this Note 5. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. The majority of the Company’s basis differences are as follows:

	September 30, 2023	December 31, 2022
Property	(in thousands)
Colorado Center	$299,637	$301,820
200 Fifth Avenue	60,874	94,497
Gateway Commons	48,199	47,808
Metropolitan Square	37,053	1,320
Safeco Plaza	(29,962)	(15)
360 Park Avenue South	(47,147)	3,798
Dock 72	(96,366)	(98,980)
Platform 16	(143,803)	7,108
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.

(4)Investments with deficit balances aggregating approximately $40.0 million and $85.4 million at September 30, 2023 and December 31, 2022, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Total revenue (1)	$153,551	$127,996	$469,745	$373,358
Expenses
Operating	65,119	52,886	183,348	143,880
Transaction costs	78	(65)	179	746
Depreciation and amortization	49,840	44,132	151,051	132,089
Total expenses	115,037	96,953	334,578	276,715
Other income (expense)
Loss from early extinguishment of debt	—	—	(3)	(1,327)
Interest expense	(60,737)	(40,678)	(176,786)	(103,270)
Unrealized gain on derivative instruments	10,242	—	14,089	—
Net loss	$(11,981)	$(9,635)	$(27,533)	$(7,954)

Company’s share of net income (loss)	$(4,476)	$(2,251)	$(10,739)	$2,225
Gain on investment (2)	35,756	—	35,756	—
Impairment losses on investments (3)	(272,603)	—	(272,603)	—
Basis differential (4)	(6,233)	(1,273)	(14,207)	(3,614)
Loss from unconsolidated joint ventures	$(247,556)	$(3,524)	$(261,793)	$(1,389)
_______________
(1)Includes straight-line rent adjustments of approximately $7.7 million and $9.6 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $20.9 million and $54.9 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)During the three months ended September 30, 2023, the Company completed a restructuring of its ownership in Metropolitan Square, as described below in this Note 5.
(3)During the three months ended September 30, 2023, the Company recognized an other-than-temporary impairment loss on its investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million respectively, as described below in this Note 5.
(4)Includes straight-line rent adjustments of approximately $0.4 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $1.1 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively. Also includes net above-/below-market rent adjustments of approximately $0.2 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and approximately $0.6 million and $0.3 million for the nine months ended September 30, 2023 and 2022.
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
On June 28, 2023, a joint venture in which the Company owns a 25% interest exercised an option to extend by 30 days the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the outstanding balance of the loan totaled $80.0 million, bore interest at a variable rate equal to LIBOR plus 3.50% per annum and was scheduled to mature on July 13, 2023, with two extension options (30 days and 180 days, respectively), subject to certain conditions. Following the extension, the modified loan was scheduled to mature on August 13, 2023, with one 180-day extension option, subject to certain conditions. The extended loan continued to bear interest at a variable rate equal to LIBOR plus 3.50% per annum for the period from June 28, 2023 through July 6, 2023. For the period commencing on July 7, 2023 through the maturity date, the modified loan bore interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum. On August 11, 2023, the joint venture exercised its second extension option of 180-days. The extended loan now matures on February 9, 2024. As of September 30, 2023, the loan had approximately $25.6 million of accrued interest due at the maturity date. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
On July 28, 2023, a joint venture in which the Company has a 50% interest modified and exercised an option to extend by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the modification and extension, the loan had an outstanding balance totaling approximately $340.6 million, bore interest at Term SOFR plus 1.60% per annum, and was scheduled to mature on September 5, 2023. Following the modification and extension, the loan had an outstanding balance of $336.6 million, which included an approximately $4.0 million principal repayment, bears interest at Term SOFR plus 1.48% per annum, and matures on September 5, 2024, with an additional one-year extension option, subject to certain conditions. 100 Causeway Street is an approximately 634,000 square foot premier workplace located in Boston, Massachusetts and is approximately 95% leased.
On September 1, 2023, a joint venture in which the Company has a 49% interest completed and fully placed in-service 751 Gateway, an approximately 231,000 square foot laboratory/life sciences project in South San Francisco, California. The property is 100% leased.
On September 6, 2023, a joint venture in which the Company has a 50% interest modified the loan collateralized by its Hub on Causeway - Podium property. At the time of the modification, the loan had an outstanding balance of approximately $174.3 million, bore interest at Term SOFR plus 2.35% per annum, and was scheduled to mature on September 6, 2023. Following the modification, the modified loan had an outstanding balance of $154.3 million, which included an approximately $20.0 million principal repayment, bears interest at Daily SOFR plus 2.50% per annum, and matures on September 8, 2025, with a one-year extension option, subject to certain conditions. On September 8, 2023, the joint venture entered into interest rate swap contracts with notional amounts aggregating approximately $154.3 million through September 2, 2025, resulting in a fixed interest rate of approximately 7.35% per annum through the expiration of the interest rate swap contracts. The Hub on Causeway - Podium is an approximately 383,000 square foot premier workplace located in Boston, Massachusetts and is approximately 94% leased.
On September 13, 2023, a joint venture in which the Company owned a 20% equity interest completed the first step of a two-step restructuring of its ownership in Metropolitan Square. The two-step restructuring will result in (i) an affiliate of the existing mezzanine lender purchasing the property and becoming the new property owner and the Company no longer having an equity interest in the property and (ii) the Company becoming a co-lender of up to $20.0 million under a new $100.0 million mezzanine loan (“New Mezz Loan”). Prior to the restructuring, the property was encumbered by an aggregate of $420.0 million of debt, consisting of a senior loan with an outstanding principal balance of $305.0 million (“Senior Loan”) and the existing $115.0 million mezzanine loan (“Existing Mezz Loan”). Step one of the restructuring was completed on September 13, 2023, and resulted in, among other things,

(i) the cessation of the Company’s obligation to fund future investments through its then 20% equity interest, which caused the Company to recognize a gain on investment of approximately $35.8 million related to its deficit investment balance, which was primarily due to excess distributions, and (ii) the removal of the property from the Company’s in-service portfolio. Metropolitan Square is a 657,000 net rentable square foot premier workplace located at 655 15th Street, NW in the heart of downtown Washington, DC. See Note 14 for a description of step two of the restructuring.
Impairments
The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances indicate that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. During the three months ended September 30, 2023, the Company continued to evaluate declining market conditions and underlying key assumptions of certain investments in unconsolidated joint ventures, including the receipt and consideration of certain third-party joint venture property appraisals. Such evaluation of key impairment indicators resulted in the Company determining that the decline in value, for certain joint venture properties, was other-than-temporary and therefore the Company recorded impairment charges during the three months ended September 30, 2023, as described below.
During the three months ended June 30, 2023, a joint venture in which the Company has a 55% interest elected to pause vertical construction on Platform 16 in San Jose, California. Platform 16 was planned to be constructed in phases to best accommodate market demand. The first phase of the development project included the construction of an approximately 390,000 net rentable square foot premier workplace building and below-grade parking garage. The joint venture intends to complete the construction of the below-grade parking garage and building foundation elements over the next several months to facilitate a restart of construction in the future as demand improves. Upon electing to pause vertical construction, the Company performed an analysis to determine if there was an other-than temporary impairment. Based on the market rent assumptions and new expected timeline for completion of the project, as of June 30, 2023, the Company concluded there was not an other-than temporary impairment present. During the three months ended September 30, 2023, the real estate and leasing conditions in the San Jose, California market continued to deteriorate and the Company further extended its construction pause assumption. These conditions, combined with a decrease in market rent assumptions, resulted in the Company recognizing a non-cash impairment charge totaling approximately $155.2 million, which represented the decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns Platform 16. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment, including an exit capitalization rate of 6.0%, and a discount rate of 12.0%.
During the three months ended September 30, 2023, the Company recognized a non-cash impairment charge totaling approximately $54.0 million, which represented the decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns 360 Park Avenue South. The Company assessed the impairment and concluded that it was other than temporary. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment, including an exit capitalization rate of 5.5% and leasing the currently available space over a longer period of time ending in 2026. 360 Park Avenue South is currently under redevelopment to be a premier workplace with approximately 450,000 net rentable square feet located in New York City, New York.
During the three months ended September 30, 2023, the Company recognized a non-cash impairment charge totaling approximately $33.4 million, which represented the decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns 200 Fifth Avenue. The Company assessed the impairment and concluded that it was other than temporary. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment, including an exit capitalization rate of 5.0% and a discount rate of 8.0%. 200 Fifth Avenue is a premier workplace with approximately 855,000 net rentable square feet located in New York City, New York.
During the three months ended September 30, 2023, the Company recognized a non-cash impairment charge totaling approximately $29.9 million, which represented the decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns Safeco Plaza. The Company assessed the impairment and concluded that it was other than temporary. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment, including an exit capitalization rate of 5.5%, a discount rate of 8.0% and a major lobby and repositioning renovation.

Safeco Plaza is a premier workplace with approximately 779,000 net rentable square feet located in Seattle, Washington.
6. Debt
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2023 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes	3.800%	3.916%	$700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
Total principal			10,550,000
Less:
Net unamortized discount			14,027
Deferred financing costs, net			47,405
Total			$10,488,568
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
On September 1, 2023, BPLP completed the repayment of $500.0 million in aggregate principal amount of its 3.125% senior notes due September 1, 2023. The repayment price was approximately $507.8 million, which was equal to the stated principal plus approximately $7.8 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2023, BPLP was in compliance with each of these financial restrictions and requirements.
Unsecured Credit Facility
BPLP’s unsecured credit facility (the “2021 Credit Facility”) provides for borrowings of up to $1.815 billion, as described below in this Note 6, through BPLP’s revolving facility (the “Revolving Facility”), subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (the “Accordion”). On September 28, 2023, BPLP exercised a portion of the Accordion with three new lenders to the 2021 Credit Facility (“New Lenders”). Each of the New Lenders entered into a lender agreement with BPLP to provide an aggregate of $315.0 million in additional revolving credit commitments, which increased the maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. All other terms of the 2021 Credit Facility remain unchanged.
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
On June 1, 2023, BPLP amended the 2021 Credit Facility to replace the LIBOR-based daily floating rate option with a SOFR-based daily floating rate option and to add options for SOFR-based term floating rates and rates for alternative currency loans. In addition, the amendment added a SOFR credit spread adjustment of 0.10%. Other than the foregoing, the material terms of the 2021 Credit Facility remain unchanged.
Based on BPLP’s September 30, 2023 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
At September 30, 2023, BPLP had no amount outstanding under the Revolving Facility.
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
At BPLP’s option, loans under the 2023 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) Term SOFR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating. Based on BPLP’s credit rating upon entry into the credit agreement, the base rate margin is 0 basis points and the Term SOFR margin is 0.85%. As of September 30, 2023, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.85% (see Note 7). At September 30, 2023, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan.

2021 Credit Facility and 2023 Unsecured Term Loan Compliance
The agreements governing the 2021 Credit Facility and 2023 Unsecured Term Loan contain customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay, in the case of the 2021 Credit Facility, all outstanding amounts and the cancellation of all commitments outstanding under the 2021 Credit Facility and, in the case of the 2023 Unsecured Term Loan, any outstanding amount under the 2023 Unsecured Term Loan. Among other covenants, the 2021 Credit Facility and the 2023 Unsecured Term Loan require that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At September 30, 2023, BPLP was in compliance with each of these financial and other covenant requirements.
7. Derivative Instruments and Hedging Activities
On May 2, 2023, BPLP entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion. BPLP entered into these interest rate swap contracts to reduce its exposure to the variability in future cash flows attributable to changes in the 2023 Unsecured Term Loan interest rate. These interest rate swaps were entered into to fix Term SOFR, the reference rate for BPLP’s 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024 (see Note 6). For the three months ended September 30, 2023 and the period from May 4, 2023 through September 30, 2023, the Company recognized approximately $(1.9) million and $(2.8) million, respectively, of interest expense related to its interest rate swap contracts.
BPLP assesses the effectiveness of its hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not incur any ineffectiveness during the three and nine months ended September 30, 2023.
BPLP’s interest rate swap contracts consisted of the following at September 30, 2023 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
Interest Rate Swaps	$1,200,000	May 4, 2023	May 16, 2024	4.638%	—	4.646%	Prepaid expenses and other assets	$5,457
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (1)	$5,459	$10,800	$13,886	$18,400
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$1,677	$1,677	$5,026	$5,030
Amount of gain (loss) relate do the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
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
BPLP’s agreements with the swap derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of September 30, 2023, the Company had not posted any collateral related to the agreements.
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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $21.6 million at September 30, 2023.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2023, the maximum funding obligation under the guarantee was approximately $10.0 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of September 30, 2023, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
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

9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2023, the noncontrolling interests in BPLP consisted of 16,509,597 OP Units, 2,072,732 LTIP Units (including 480,511 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2020 (i.e., 2012 OPP and 2013 - 2020 MYLTIP awards)), 349,267 2021 MYLTIP Units, 252,151 2022 MYLTIP Units and 322,053 2023 MYLTIP Units held by parties other than BXP.
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2023, 100,422 OP Units were presented by the holders for redemption (including an aggregate of 93,586 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At September 30, 2023, BPLP had outstanding 349,267 2021 MYLTIP Units, 252,151 2022 MYLTIP Units and 322,053 2023 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2021 - 2023 MYLTIP, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on Common Stock, less the distributions actually paid during the performance period on all of the awarded 2021 - 2023 MYLTIP Units.
On February 3, 2023, the measurement period for the Company’s 2020 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 50% of target, or an aggregate of approximately $3.8 million (after giving effect to employee separations). As a result, an aggregate of 152,460 2020 MYLTIP Units that had been previously granted were automatically forfeited.
The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2019 MYLTIP Units and, after the February 3, 2023 measurement date, the 2020 MYLTIP Units) and its distributions on the 2020 MYLTIP Units (prior to the February 3, 2023 measurement date) and 2021 - 2023 MYLTIP Units (after the February 7, 2023 issuance date of the 2023 MYLTIP Units) that occurred during the nine months ended September 30, 2023:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 29, 2023	October 31, 2023	$0.98	$0.098
June 30, 2023	July 31, 2023	$0.98	$0.098
March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098
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

A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2020 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at September 30, 2023 was approximately $1.2 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $59.48 per share on September 29, 2023.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion and $1.5 billion at September 30, 2023 and December 31, 2022, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On July 28, 2023, the Company entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. Prior to the formation of the joint venture, the Company and the institutional investor were engaged in a collaborative arrangement. The Company owns a 55% interest in the venture and its partner owns a 45% interest, and the Company will provide customary development, property management, and leasing services. The joint venture partner contributed approximately $4.8 million in cash and $17.5 million in improvements and prepaid ground rent for their 45% ownership interest in the joint venture. The Company contributed approximately $5.9 million in cash and $21.4 million in improvements and prepaid ground rent for its 55% ownership interest in the joint venture. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control this property and will continue to account for the property on a consolidated basis in its financial statements, see Note 4.
10. Stockholders’ Equity / Partners’ Capital
As of September 30, 2023, BXP had 156,939,180 shares of Common Stock outstanding.
As of September 30, 2023, BXP owned 1,755,215 general partnership units and 155,183,965 limited partnership units in BPLP.
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
During the nine months ended September 30, 2023, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock. As a result of the applicable exercise period ending, 103,641 options were forfeited during the nine months ended September 30, 2023. As of September 30, 2023, BXP no longer has any outstanding options.
During the nine months ended September 30, 2023, BXP issued 100,422 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2023 and during the nine months ended September 30, 2022:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 29, 2023	October 31, 2023	$0.98	$0.98
June 30, 2023	July 31, 2023	$0.98	$0.98
March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98

September 30, 2022	October 31, 2022	$0.98	$0.98
June 30, 2022	July 29, 2022	$0.98	$0.98
March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to the Company’s share of Net Operating Income for the three and nine months ended September 30, 2023 and 2022.
BXP

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) attributable to Boston Properties, Inc.	$(111,826)	$360,977	$70,290	$727,144
Add:
Noncontrolling interest—common units of the Operating Partnership	(12,626)	40,883	8,642	82,821
Noncontrolling interests in property partnerships	20,909	18,801	59,337	54,896
Interest expense	147,812	111,846	424,492	317,216
Net operating income from unconsolidated joint ventures	39,165	35,316	122,175	108,347
Loss from unconsolidated joint ventures	247,556	3,524	261,793	1,389
Depreciation and amortization expense	207,435	190,675	618,746	551,445
Transaction costs	751	1,650	1,970	2,146
Payroll and related costs from management services contracts	3,906	3,900	13,750	11,204
General and administrative expense	31,410	32,519	131,387	110,378
Less:
Net operating income attributable to noncontrolling interests in property partnerships	50,047	48,306	145,102	143,223
Unrealized gain (loss) on non-real estate investment	(51)	—	332	—
Gains (losses) from investments in securities	(925)	(1,571)	2,311	(8,549)
Other income - assignment fee	—	—	—	6,624
Interest and other income (loss)	20,715	3,728	48,999	6,151
Gains on sales of real estate	517	262,345	517	381,293
Direct reimbursements of payroll and related costs from management services contracts	3,906	3,900	13,750	11,204
Development and management services revenue	9,284	7,465	28,122	19,650
Company’s share of Net Operating Income	$490,999	$475,918	$1,473,449	$1,407,390

BPLP

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$(122,696)	$403,578	$84,232	$819,195
Add:
Noncontrolling interests in property partnerships	20,909	18,801	59,337	54,896
Interest expense	147,812	111,846	424,492	317,216
Net operating income from unconsolidated joint ventures	39,165	35,316	122,175	108,347
Loss from unconsolidated joint ventures	247,556	3,524	261,793	1,389
Depreciation and amortization expense	205,679	188,969	613,446	546,271
Transaction costs	751	1,650	1,970	2,146
Payroll and related costs from management services contracts	3,906	3,900	13,750	11,204
General and administrative expense	31,410	32,519	131,387	110,378
Less:
Net operating income attributable to noncontrolling interests in property partnerships	50,047	48,306	145,102	143,223
Unrealized gain (loss) on non-real estate investment	(51)	—	332	—
Gains (losses) from investments in securities	(925)	(1,571)	2,311	(8,549)
Other income - assignment fee	—	—	—	6,624
Interest and other income (loss)	20,715	3,728	48,999	6,151
Gains on sales of real estate	517	262,357	517	385,349
Direct reimbursements of payroll and related costs from management services contracts	3,906	3,900	13,750	11,204
Development and management services revenue	9,284	7,465	28,122	19,650
Company’s share of Net Operating Income	$490,999	$475,918	$1,473,449	$1,407,390
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income (loss) attributable to noncontrolling interests, interest expense, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), less the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures, as defined above, also does not include its share of losses from early extinguishment of debt from unconsolidated joint ventures, unrealized gain on derivative instruments, gain on investment, and impairment losses on investments, all of which are included within Loss from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest expense, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, unrealized gain (loss) on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income.
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

Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$276,153	$—	$268,680	$135,839	$13,660	$91,488	$785,820
Residential	4,198	—	—	3,214	—	4,377	11,789
Hotel	13,484	—	—	—	—	—	13,484
Total	293,835	—	268,680	139,053	13,660	95,865	811,093
% of Grand Totals	36.23%	—%	33.13%	17.14%	1.68%	11.82%	100.00%
Rental Expenses:
Premier Workplace	97,358	—	107,462	50,450	2,971	36,213	294,454
Residential	1,629	—	—	2,221	—	1,888	5,738
Hotel	9,020	—	—	—	—	—	9,020
Total	108,007	—	107,462	52,671	2,971	38,101	309,212
% of Grand Totals	34.94%	—%	34.75%	17.03%	0.96%	12.32%	100.00%
Net operating income	$185,828	$—	$161,218	$86,382	$10,689	$57,764	$501,881
% of Grand Totals	37.03%	—%	32.12%	17.21%	2.13%	11.51%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,786)	—	(38,261)	—	—	—	(50,047)
Add: Company’s share of net operating income from unconsolidated joint ventures	7,946	12,508	3,938	4,023	1,874	8,876	39,165
Company’s share of net operating income	$181,988	$12,508	$126,895	$90,405	$12,563	$66,640	$490,999
% of Grand Totals	37.07%	2.55%	25.84%	18.41%	2.56%	13.57%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the three months ended September 30, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$255,958	$—	$260,926	$134,938	$12,293	$88,954	$753,069
Residential	3,837	—	—	3,133	—	7,370	14,340
Hotel	11,749	—	—	—	—	—	11,749
Total	271,544	—	260,926	138,071	12,293	96,324	779,158
% of Grand Totals	34.85%	—%	33.49%	17.72%	1.58%	12.36%	100.00%
Rental Expenses:
Premier Workplace	91,226	—	99,942	47,068	3,125	33,317	274,678
Residential	1,552	—	—	2,125	—	3,347	7,024
Hotel	8,548	—	—	—	—	—	8,548
Total	101,326	—	99,942	49,193	3,125	36,664	290,250
% of Grand Totals	34.91%	—%	34.43%	16.95%	1.08%	12.63%	100.00%
Net operating income	$170,218	$—	$160,984	$88,878	$9,168	$59,660	$488,908
% of Grand Totals	34.81%	—%	32.93%	18.18%	1.88%	12.20%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,293)	—	(37,013)	—	—	—	(48,306)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	8,169	13,143	(259)	3,233	1,978	9,052	35,316
Company’s share of net operating income	$167,094	$13,143	$123,712	$92,111	$11,146	$68,712	$475,918
% of Grand Totals	35.12%	2.76%	25.99%	19.35%	2.34%	14.44%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

Information by geographic area and property type (dollars in thousands):
For the nine months ended September 30, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$815,568	$—	$789,851	$408,173	$44,978	$272,872	$2,331,442
Residential	12,371	—	—	10,720	—	12,677	35,768
Hotel	35,554	—	—	—	—	—	35,554
Total	863,493	—	789,851	418,893	44,978	285,549	2,402,764
% of Grand Totals	35.95%	—%	32.87%	17.43%	1.87%	11.88%	100.00%
Rental Expenses:
Premier Workplace	293,004	—	312,895	144,732	9,013	105,908	865,552
Residential	4,782	—	—	6,609	—	5,593	16,984
Hotel	23,852	—	—	—	—	—	23,852
Total	321,638	—	312,895	151,341	9,013	111,501	906,388
% of Grand Totals	35.49%	—%	34.52%	16.70%	0.99%	12.30%	100.00%
Net operating income	$541,855	$—	$476,956	$267,552	$35,965	$174,048	$1,496,376
% of Grand Totals	36.22%	—%	31.87%	17.88%	2.40%	11.63%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(33,946)	—	(111,156)	—	—	—	(145,102)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	25,294	38,501	10,951	10,819	5,598	31,012	122,175
Company’s share of net operating income	$533,203	$38,501	$376,751	$278,371	$41,563	$205,060	$1,473,449
% of Grand Totals	36.19%	2.61%	25.57%	18.89%	2.82%	13.92%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the nine months ended September 30, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle		Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$742,972	$—	$772,060	$401,020	$18,765		$280,473	$2,215,290
Residential	11,181	—	—	11,374	—		21,663	44,218
Hotel	28,395	—	—	—	—		—	28,395
Total	782,548	—	772,060	412,394	18,765		302,136	2,287,903
% of Grand Totals	34.20%	—%	33.75%	18.02%	0.82%		13.21%	100.00%
Rental Expenses:
Premier Workplace	268,781	—	291,645	135,677	4,805		101,623	802,531
Residential	4,481	—	—	9,138	—		9,655	23,274
Hotel	19,832	—	—	—	—		—	19,832
Total	293,094	—	291,645	144,815	4,805	—	111,278	845,637
% of Grand Totals	34.66%	—%	34.49%	17.12%	0.57%		13.16%	100.00%
Net operating income	$489,454	$—	$480,415	$267,579	$13,960		$190,858	$1,442,266
% of Grand Totals	33.94%	—%	33.31%	18.55%	0.97%		13.23%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(34,405)	—	(108,818)	—	—		—	(143,223)
Add: Company’s share of net operating income (loss) from unconsolidated joint ventures	25,996	40,147	(397)	9,597	5,877		27,127	108,347
Company’s share of net operating income	$481,045	$40,147	$371,200	$277,176	$19,837		$217,985	$1,407,390
% of Grand Totals	34.18%	2.85%	26.38%	19.69%	1.41%		15.49%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.
12. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income (loss) attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income (loss) attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units required, and the 2021 - 2023 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income (loss) attributable to Boston Properties, Inc.	$(111,826)	156,880	$(0.71)
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—
Diluted Earnings:
Net income (loss) attributable to Boston Properties, Inc.	$(111,826)	156,880	$(0.71)

	Three months ended September 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$360,977	156,754	$2.30
Allocation of undistributed earnings to participating securities	(762)	—	—
Net income attributable to Boston Properties, Inc.	360,215	156,754	2.30
Effect of Dilutive Securities:
Stock Based Compensation	—	379	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$360,215	157,133	$2.29

	Nine months ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$70,290	156,837	$0.45
Effect of Dilutive Securities:
Stock Based Compensation	—	340	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$70,290	157,177	$0.45

	Nine months ended September 30, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$727,144	156,708	$4.64
Allocation of undistributed earnings to participating securities	(1,002)	—	(0.01)
Net income attributable to Boston Properties, Inc.	726,142	156,708	4.63
Effect of Dilutive Securities:
Stock Based Compensation	—	436	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$726,142	157,144	$4.62
BPLP
The following table provides a reconciliation of both the net income (loss) attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income (loss) attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units required, and the 2021 - 2023 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 18,002,000 and 17,662,000 redeemable common units for the three months ended September 30, 2023 and 2022, respectively, and 17,928,000 and 17,631,000 redeemable common units for the nine months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income (loss) attributable to Boston Properties Limited Partnership	$(122,696)	174,882	$(0.70)
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—
Diluted Earnings:
Net income (loss) attributable to Boston Properties Limited Partnership	$(122,696)	174,882	$(0.70)

	Three months ended September 30, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$403,578	174,416	$2.31
Allocation of undistributed earnings to participating securities	(848)	—	—
Net income attributable to Boston Properties Limited Partnership	402,730	174,416	2.31
Effect of Dilutive Securities:
Stock Based Compensation	—	379	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$402,730	174,795	$2.30

	Nine months ended September 30, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$84,232	174,765	$0.48
Effect of Dilutive Securities:
Stock Based Compensation	—	340	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$84,232	175,105	$0.48

	Nine months ended September 30, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$819,195	174,339	$4.70
Allocation of undistributed earnings to participating securities	(1,115)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership	818,080	174,339	4.69
Effect of Dilutive Securities:
Stock Based Compensation	—	436	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$818,080	174,775	$4.68
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
During the nine months ended September 30, 2023, BXP issued 73,414 shares of restricted common stock and BPLP issued 430,824 LTIP Units and 322,053 2023 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2023 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the nine months ended September 30, 2023 were valued at approximately $5.4 million. The LTIP Units granted were valued at approximately $29.4 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2023 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $4.8 million and $7.7 million for the three months ended September 30, 2023 and 2022, respectively, and $45.7 million and $43.2 million for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was (1) an aggregate of approximately $25.1 million of unrecognized compensation expense related to unvested restricted stock, LTIP Units and 2020 MYLTIP Units and (2) an aggregate of approximately $0.5 million of unrecognized compensation expense related to unvested 2021 - 2023 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.
14. Subsequent Events
On October 2, 2023, step two of the Metropolitan Square restructuring (See Note 5 for a description of step one) was completed and included (i) the sale of the property and assignment of the Senior Loan to the new owner, and (ii) the closing of the New Mezz Loan with a maximum principal amount of $100.0 million that is senior to the Existing Mezz Loan and subordinate only to the Senior Loan. The New Mezz Loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. The Company will fund 20%, or up to $20.0 million, of any amounts borrowed under the New Mezz Loan. In addition, the Company will continue to provide property management and leasing services to the property with the potential to earn additional incentive fees. Metropolitan Square is an approximately 657,000 square foot premier workplace located at 655 15th Street, NW in the heart of downtown Washington, DC.

On October 26, 2023, the Company closed on a mortgage loan collateralized by its 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts. The mortgage loan, totaling $600 million, requires interest-only payments at Daily Compounded SOFR plus 2.25% per annum until maturity on October 26, 2028.
On November 4, 2023, the Company entered into an Amended and Restated Employment Agreement with Owen D. Thomas. For additional information, see Part II, Item 5(a) of this From 10-Q.
On November 6, 2023, WeWork Inc. and certain of its direct and indirect subsidiaries (collectively, “WeWork”) filed voluntary petitions to commence proceedings under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New Jersey. WeWork is a tenant at five of the Company’s premier workplaces and leases an aggregate of approximately 493,000 square feet, approximately 0.97% of the Company’s in-service portfolio. There can be no assurance that WeWork will not reject one or more of the five leases.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to the impact of changes in general economic and capital market conditions, including continued inflation, increasing interest rates, supply chain disruptions, labor market disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior resulting from the severity and duration of any downturn in the U.S. or global economy, sustained changes in client preferences and space utilization, as well as the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 including those described under the caption “Risk Factors,” (ii) our Quarterly Report on Form 10-Q for the fiscal quarters ended March 31, 2023 and June 30, 2023, (iii) our subsequent filings under the Exchange Act and (iv) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
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
•the impact of geopolitical conflicts;
•the immediate and long-term impact of the outbreak of a highly infectious or contagious disease on our and our clients’ financial condition, results of operations and cash flows (including the impact of actions taken to contain the outbreak or mitigate its impact, the direct and indirect economic effects of the outbreak and containment measures on our clients, and the ability of our clients to successfully operate their businesses);
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of September 30, 2023) in the U.S. that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights, and general economic factors.
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients. Our client base is diverse across market sectors. As of September 30, 2023, the weighted-average remaining lease term for our in-place leases based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.6 years. The weighted-average remaining lease term for our 20 largest clients, based on leased square footage, was approximately 10.5 years as of September 30, 2023.
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
Outlook
Despite the Federal Reserve having increased the discount rate to 5.25% and the 10-year U.S. Treasury having risen nearly 3% since March 2022, the U.S. economy’s headline statistics remain stable with GDP growth at 4.9% in the third quarter, 150,000 jobs created in October, and the unemployment rate slightly increased to 3.9%. However, this economic picture may not accurately reflect the market tone and operating environment for many of our clients. Assuming forecasts for negative earnings growth in the third quarter are accurate, the S&P 500 annual earnings growth has been negative for the last four quarters. We believe much of the recent strength in the GDP has been consumption related, and job creation has been in the leisure and hospitality, healthcare, education, and government sectors; not the office using sectors, such as information and financial services. Our clients are corporations that actively manage their headcount and operating expenses in times of weak or negative earnings growth. As a result, they are taking more time to make leasing decisions, leasing less space, offering space they have for sublease or taking a combination of one or more of the foregoing actions. This has contributed to the slower leasing volume in 2023 compared to last year. Although remote work continues to be a factor, we believe economic conditions are the primary driver of our slower leasing activity in 2023, and we expect leasing activity will rebound when earnings growth returns.
We believe the sentiment surrounding return-to-office and the effects on office buildings is worse than the reality of what BXP is experiencing. We continue to be encouraged with the return-to-office trajectory we are experiencing in our buildings as well as the commentary and actions of many of our clients with respect to their in-person work policies. Several large companies have notified their employees that their attendance in office will be included in performance reviews and that employees who already have received approval for remote work may now have that status reevaluated. A primary tool used by companies to increase attendance is to provide modern workspaces with amenities in an easily commutable location, the definition of a premier workplace. As a result, the premier workplace segment, which we operate in, continues to outperform the broader office market, in both vacancy and net absorption, as companies see an opportunity to upgrade their workplaces as a method of attracting their workforces back to the office and recruiting new employees.
Throughout our portfolio, there has been a slow but steady increase in the number of unique occupants that are in our offices each month. As of mid-October 2023, building-census data (based on turnstile information available for approximately half of our portfolio) and space utilization data indicate that our clients are indeed using their spaces at least multiple days a week (primarily Tuesday through Thursday). We believe this data, coupled with continued efforts from employers to implement mandatory in-office policies, makes it challenging for clients to reduce space.

The evolving operating environment impacts various aspects of our operating activities as:

•labor market conditions shift, resulting in increasing employer demands for mandatory in-person workdays;
•volatility in the capital markets, have driven companies to be more reticent in capital outlays, including capital required for leasing new space;
•our capital costs have increased due to higher interest rates and credit spreads, and private market debt financing, both for construction and existing assets, is significantly more challenging to arrange; and
•construction costs have increased and, although most of the cost for our active development pipeline is fixed, the cost of potential future construction activity continues to increase.
In light of the foregoing, we believe we continue to position BXP for success, notwithstanding the uncertain trajectory of the U.S. and global economies, by increasing liquidity, managing our leverage, pursuing additional capital raising opportunities and maintaining discipline in discretionary capital expenditures, while continuing to selectively invest (including through both acquisitions and developments) in premier workplace opportunities. We remain focused on the following strategies:
•continuing to embrace our leadership position in the premier workplace segment and leveraging our strength in portfolio quality, client relationships, development skills, market penetration and sustainability to profitably build market share. Premier workplaces, the preferred choice for our current and prospective clients, are gaining market share compared to general office space and continue to demonstrate the highest occupancy, net absorption levels and rental rates in the central business districts (“CBDs”) in markets where we operate;
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
The following is an overview of leasing and investment activity in the third quarter of 2023 and recent business highlights.
Leasing Activity and Occupancy
In the third quarter of 2023, we signed a total of approximately 1.06 million square feet of leases with a weighted-average lease term of approximately 8.2 years. This is the second consecutive quarter that leasing has increased, underscoring the demand for premier workplaces, despite the challenging market.
The overall occupancy of our in-service premier workplace and retail properties was 88.8% at September 30, 2023, an increase of 50 basis points from June 30, 2023. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP. Including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP, our in-service premier workplace and retail properties were approximately 90.4% leased at September 30, 2023.
The macroeconomic environment has resulted in softening demand in all of our markets. While property tours continue and leases under negotiation move forward, there is less urgency from clients to make new commitments. Potential clients touring space acknowledge that economic uncertainty is impacting space decisions. We have factored in the impacts of a slower economy, softer business performance, and reduced demand for space into our leasing expectations for the remainder of 2023. We expect the bulk of our leasing in the last quarter of 2023 will continue to come from small- and medium-sized professional and financial services firms.

Investment Activity
We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing, and improving premier workplaces in each of our chosen markets. We expect opportunities to make acquisitions will increase in this environment, and we remain committed to developing and acquiring assets to enhance our long-term growth and to meet current and future client demand for premier workplaces, life sciences, and residential development.
Consistent with this strategy, we entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. We own a 55% interest in the venture and our partner owns a 45% interest, and we will provide customary development, property management, and leasing services. The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). The joint venture executed an up to 99-year ground lease with the Metropolitan Transportation Authority for the approximately 25,000 square foot site. The ground lease requires the joint venture to construct Phase 1 of the development project. The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement of up to $117.0 million for the cost of the construction of Phase 1. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms and schedule currently contemplated or at all.
A joint venture in which we owned a 20% equity interest (with an institutional investor owning the remaining 80%) completed a restructuring of the ownership in Metropolitan Square, which resulted in (i) an affiliate of the existing mezzanine lender purchasing the property, and (ii) us becoming a co-lender of up to $20.0 million under a new $100.0 million mezzanine loan. The transaction also resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a third quarter gain on investment of approximately $35.8 million related to our deficit investment balance, and (ii) the removal of the property from our in-service portfolio. Prior to the restructuring, the property was encumbered by an aggregate of $420.0 million of debt, consisting of a senior loan with an outstanding principal balance of $305.0 million senior loan and the existing $115.0 million mezzanine loan. The new mezzanine loan, which is subordinate only to the senior loan, may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. In addition, we will continue to provide property management and leasing services to the property with the potential to earn additional incentive fees. Metropolitan Square is an approximately 657,000 square foot premier workplace located at 655 15th Street, NW in the heart of downtown Washington, DC.
As of September 30, 2023, our development/redevelopment pipeline consisted of 11 properties that, when completed, we expect will total approximately 2.8 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.4 billion, of which approximately $1.4 billion remains to be invested. The commercial space in the pipeline, which excludes Skymark (formerly Reston Next Residential), is 52% pre-leased as of October 30, 2023.
In the third quarter of 2023, we completed and fully placed in-service two development projects:
•140 Kendrick Street - Building A, an approximately 104,000 square foot property in Needham, Massachusetts. 140 Kendrick is the first Net Zero, Carbon Neutral office repositioning of its scale in Massachusetts. The property is 100% leased.
•751 Gateway, an approximately 231,000 square foot laboratory/life sciences property in South San Francisco, California in which BXP has a 49% interest. The property is 100% leased.
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

Boston
During the third quarter of 2023, we executed approximately 440,000 square feet of leases and approximately 365,000 square feet of leases commenced in the Boston region. Approximately 140,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 14% over the prior leases.
As of September 30, 2023, our Boston CBD in-service portfolio was approximately 95.6% occupied and approximately 96.4% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Our approximately 2.5 million square foot in-service premier workplace portfolio in Cambridge was approximately 97.2% occupied and leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) as of September 30, 2023.
As of September 30, 2023, our Route 128-Mass Turnpike in-service portfolio is comprised of approximately 4.9 million square feet and was approximately 79.2% occupied and approximately 80.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property of which we own 55%. As of September 30, 2023, our LA in-service properties were approximately 85.9% occupied and 87.6% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
During the third quarter of 2023, we executed approximately 100,000 square feet of leases and approximately 70,000 square feet of leases commenced in the Los Angeles region. Approximately 69,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 1.5% over the prior leases.
New York
During the third quarter of 2023, we executed approximately 240,000 square feet of leases in the New York region and approximately 374,000 square feet of leases commenced. Approximately 180,000 square feet of the leases that commenced had been vacant for less than one year and they represent a decrease in net rental obligations of approximately 11% over the prior leases. As of September 30, 2023, our New York CBD in-service portfolio was approximately 92.1% occupied and approximately 92.8% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
San Francisco
During the third quarter of 2023, we executed approximately 52,000 square feet of leases and approximately 406,000 square feet of leases commenced in the San Francisco region. Approximately 127,000 square feet of leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 2% over the prior leases.
As of September 30, 2023, our San Francisco CBD in-service properties were approximately 89.3% occupied and approximately 90.3% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Client demand in the San Francisco CBD had increased more than 50% since the fourth quarter of 2022 with new technology demand responsible for much of the increase. Growth from the artificial intelligence (“AI”) organizations in San Francisco is particularly noteworthy with billions of dollars of recent investment into this growing ecosystem and a number of these AI companies actively considering space. Given the potential and recent growth of these organizations, we would expect this demand to center on the well-built technology sublet space that is readily available in the San Francisco market. San Francisco is the leading labor market for AI jobs followed by New York and Seattle. New venture capital investment in AI is concentrated in San Francisco, New York and Boston according to CBRE Insights, with San Francisco receiving the majority of the investment. These are encouraging facts that could be constructive to the recovery of the San Francisco office market, if they come to fruition.

Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 779,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of September 30, 2023, our Seattle in-service properties were approximately 84.7% occupied and approximately 87.6% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP). During the third quarter of 2023, we executed approximately 127,000 square feet of leases in the Seattle region.
Washington, DC
During the third quarter of 2023, we executed approximately 100,000 square feet of leases and approximately 350,000 square feet of leases commenced in the Washington, DC region. Approximately 272,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 16% over the prior leases.
As of September 30, 2023, our Washington, DC CBD in-service properties were approximately 83.8% occupied and approximately 89.1% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of September 30, 2023, our Reston, Virginia properties were approximately 88.6% occupied and approximately 94.0% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced during the three and nine months ended September 30, 2023:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	(Square Feet)
Vacant space available at the beginning of the period	5,802,761	5,610,777
Property dispositions/properties taken out of service (1)	(289,204)	(622,481)
Properties placed (and partially placed) in-service (2)	334,758	516,355
Leases expiring or terminated during the period	1,205,603	3,367,146
Total space available for lease	7,053,918	8,871,797
1st generation leases	380,519	531,606
2nd generation leases with new clients	632,026	1,620,339
2nd generation lease renewals	552,423	1,230,902
Total space leased (3)	1,564,968	3,382,847
Vacant space available for lease at the end of the period	5,488,950	5,488,950

Leases executed during the period, in square feet (4)	1,055,781	2,653,797

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,184,449	2,851,241
Weighted Average Lease Term	81 Months	86 Months
Weighted Average Free Rent Period	190 Days	185 Days
Total Transaction Costs Per Square Foot (6)	$89.81	$76.09
Increase (Decrease) in Gross Rents (7)	(3.34)%	0.58%
Increase (Decrease) in Net Rents (8)	(5.61)%	0.59%
 __________________
(1)Total vacant square feet of properties taken out of service during the three months ended September 30, 2023 consists of 289,204 square feet at Metropolitan Square (See Notes 5 and 14 to the Consolidated Financial

Statements). Total vacant square feet of properties taken out of service during the nine months ended September 30, 2023 consists of 289,204 square feet at Metropolitan Square, 195,191 square feet at 300 Binney Street, 55,852 square feet at 420 Bedford Street, 57,045 square feet at 430 Bedford Street and 25,189 square feet at 2098 Gaither Road.
(2)Total vacant square feet of properties placed in service during the three months ended September 30, 2023 consists of 230,592 square feet at 751 Gateway and 104,166 square feet at 140 Kendrick Street - Building A. Total vacant square feet of properties placed in service during the nine months ended September 30, 2023 consists of 230,592 square feet at 751 Gateway, 104,166 square feet at 140 Kendrick Street - Building A, and 181,597 square feet at 2100 Pennsylvania Avenue.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2023.
(4)Represents leases executed during the three and nine months ended September 30, 2023 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the three and nine months ended September 30, 2023 are 189,541 and 492,669 square feet, respectively.
(5)Second generation leases are defined as leases for space that we have previously leased. Of the 1,184,449 and 2,851,241 square feet of second generation leases that commenced during the three and nine months ended September 30, 2023, respectively, leases for 1,024,020 and 2,389,495 square feet, respectively, were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase (decrease) in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 789,077 and 1,849,017 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2023, respectively; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase (decrease) in net rent (gross rent less operating expenses) on the new versus expired leases on the 789,077 and 1,849,017 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2023, respectively.
Transactions during the three months ended September 30, 2023 included the following:
Development/Redevelopment activities
•On July 20, 2023, we completed and fully placed in-service 140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts. The property is the first Net Zero, Carbon Neutral office repositioning of its scale in Massachusetts.
•On September 26, 2023, we partially placed in-service 180 CityPoint, an approximately 329,000 net rentable square feet laboratory/life sciences project located in Waltham, Massachusetts.
Ground Lease activity
•On August 1, 2023, a consolidated joint venture in which we have a 55% interest executed an up to 99-year ground lease with the Metropolitan Transportation Authority for an approximately 25,000 square foot site, the 343 Madison Avenue project in New York City (see Notes 4 and 9 to the Consolidated Financial Statements). The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement of up to $117.0 million for the cost of the construction of Phase 1. We are reasonably certain that we will not exercise this termination option as we completed a long-term competitive process to obtain the right to ground lease this site. There is no rent due under the ground lease for the period from August 1, 2023 through July 31, 2028, with the exception of a payment of approximately $21.8 million that is due on July 31, 2025. Beginning August 1, 2028, the lease requires rent of approximately $10.9 million per year with adjustments every five years, with a minimum increase of 110% of the ground rent from the prior year. The lease required the joint venture to pay a non-refundable deposit totaling $25.0 million. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms and schedule currently contemplated or at all.
Unconsolidated joint venture activities
•On July 28, 2023, a joint venture in which we have a 50% interest modified and exercised an option to extend by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the modification and extension, the loan had an outstanding balance totaling approximately $340.6 million, bore interest at Term SOFR plus 1.60% per annum, and was scheduled to mature on September 5, 2023. Following the modification and extension, the loan had an outstanding balance of $336.6 million, which included an approximately $4.0 million principal repayment, bears interest at Term SOFR plus 1.48% per annum, and matures on September 5, 2024, with an additional one-year extension option, subject to certain conditions. 100 Causeway Street is an approximately 634,000 square foot premier workplace located in Boston, Massachusetts and is approximately 95% leased.
•On August 11, 2023, a joint venture in which we have a 25% interest exercised its second extension option of 180-days collateralized by 3 Hudson Boulevard. The extended loan now matures on February 9, 2024. As of September 30, 2023, the loan had approximately $25.6 million of accrued interest due at the maturity date. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
•On September 1, 2023, a joint venture in which we have a 49% interest completed and fully placed in-service 751 Gateway, an approximately 231,000 square foot laboratory/life sciences project in South San Francisco, California. The property is 100% leased.
•On September 6, 2023, a joint venture in which we have a 50% interest modified the loan collateralized by its Hub on Causeway - Podium property. At the time of the modification, the loan had an outstanding balance of approximately $174.3 million, bore interest at Term SOFR plus 2.35% per annum, and was scheduled to mature on September 6, 2023. Following the modification, the modified loan had an outstanding balance of $154.3 million, which included an approximately $20.0 million principal repayment, bears interest at Daily SOFR plus 2.50% per annum, and matures on September 8, 2025, with a one-year extension option, subject to certain conditions. On September 8, 2023, the joint venture entered into interest rate swap contracts with notional amounts aggregating approximately $154.3 million through September 2, 2025, resulting in a fixed interest rate of approximately 7.35% per annum through the expiration of the interest rate swap contracts. The Hub on Causeway - Podium is an approximately 383,000 square foot premier workplace located in Boston, Massachusetts and is approximately 94% leased.
•On September 13, 2023, a joint venture in which we owned a 20% equity interest completed the first step of a two-step restructuring of its ownership in Metropolitan Square. The two-step restructuring will result in (i) an affiliate of the existing mezzanine lender purchasing the property and becoming the new property owner and us no longer having an equity interest in the property and (ii) us becoming a co-lender of up to $20.0 million under a new $100.0 million mezzanine loan (“New Mezz Loan”). Prior to the restructuring, the property was encumbered by an aggregate of $420.0 million of debt, consisting of a senior loan with an outstanding principal balance of $305.0 million (“Senior Loan”) and the existing $115.0 million mezzanine loan (“Existing Mezz Loan”). Step one of the restructuring was completed on September 13, 2023, and resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance, which was primarily due to excess distributions, and (ii) the removal of the property from our in-service portfolio. Metropolitan Square is an approximately 657,000 net rentable square foot premier workplace located at 655 15th Street, NW in the heart of downtown Washington, DC. See Note 14 to the Consolidated Financial Statements for a description of step two of the restructuring.
•During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively. See Note 5 to the Consolidated Financial Statements.

Noncontrolling Interest in Property Partnerships activity
•On July 28, 2023, we entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. Prior to the formation of the joint venture, we and the institutional investor were engaged in a collaborative arrangement. We own a 55% interest in the venture and our partner owns a 45% interest, and we will provide customary development, property management, and leasing services. The joint venture partner contributed approximately $4.8 million in cash and $17.5 million in improvements and prepaid ground rent for their 45% ownership interest in the joint venture. We contributed approximately $5.9 million in cash and $21.4 million in improvements and prepaid ground rent for our 55% ownership interest in the joint venture. The transaction did not qualify as a sale of real estate for financial reporting purposes as we continue to effectively control this property and will continue to account for the property on a consolidated basis in our financial statements, see Note 4 to the Consolidated Financial Statements.
Debt activities
•On September 1, 2023, BPLP completed the repayment of $500.0 million in aggregate principal amount of its 3.125% senior notes due September 1, 2023. The repayment price was approximately $507.8 million, which was equal to the stated principal plus approximately $7.8 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
•On September 28, 2023, BPLP exercised the accordian feature of its $1.5 billion unsecured credit facility (the “2021 Credit Facility”) which allowed BPLP to increase the total commitment by up to $500.0 million, subject to syndication of the increase and other conditions (the “Accordion”). BPLP exercised a portion of the Accordion with three new lenders to the 2021 Credit Facility (“New Lenders”). Each of the New Lenders entered into a lender agreement with BPLP to provide an aggregate of $315.0 million in additional revolving credit commitments, which increased the maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. All other terms of the 2021 Credit Facility remain unchanged.
Transactions completed subsequent to September 30, 2023 included the following:
•On October 2, 2023, step two of the Metropolitan Square restructuring (see Note 5 to the Consolidated Financial Statements for a description of step one) was completed and included (i) the sale of the property and assignment of the Senior Loan to the new owner, and (ii) the closing of the New Mezz Loan with a maximum principal amount of $100.0 million that is senior to the Existing Mezz Loan and subordinate only to the Senior Loan. The New Mezz Loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. We will fund 20%, or up to $20.0 million, of any amounts borrowed under the New Mezz Loan. In addition, we will continue to provide property management and leasing services to the property with the potential to earn additional incentive fees. Metropolitan Square is an approximately 657,000 square foot premier workplace located at 655 15th Street, NW in the heart of downtown Washington, DC.
•On October 26, 2023, we closed on a mortgage loan collateralized by our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts. The mortgage loan, totaling $600 million, requires interest-only payments at Daily Compounded SOFR plus 2.25% per annum until maturity on October 26, 2028.
•On November 6, 2023, WeWork Inc. and certain of its direct and indirect subsidiaries (collectively, “WeWork”) filed voluntary petitions to commence proceedings under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New Jersey. WeWork is a tenant at five of our premier workplaces and leases an aggregate of approximately 493,000 square feet, approximately 0.97% of our in-service portfolio. There can be no assurance that WeWork will not reject one or more of the five leases.

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
Results of Operations for the Nine Months Ended September 30, 2023 and 2022
Net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership decreased by approximately $656.9 million and $735.0 million, respectively, for the nine months ended September 30, 2023 compared to 2022, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the nine months ended September 30, 2023 and 2022. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 60.

BXP

	Nine months ended September 30,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc.	$70,290	$727,144	$(656,854)	(90.33)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	8,642	82,821	(74,179)	(89.57)%
Noncontrolling interests in property partnerships	59,337	54,896	4,441	8.09%
Net Income	138,269	864,861	(726,592)	(84.01)%
Other Expenses:
Add:
Interest expense	424,492	317,216	107,276	33.82%
Loss from unconsolidated joint ventures	261,793	1,389	260,404	18,747.59%
Other Income:
Less:
Unrealized gain on non-real estate investment	332	—	332	100.00%
Gains (losses) from investments in securities	2,311	(8,549)	10,860	127.03%
Other income - assignment fee	—	6,624	(6,624)	(100.00)%
Interest and other income (loss)	48,999	6,151	42,848	696.60%
Gains on sales of real estate	517	381,293	(380,776)	(99.86)%
Other Expenses:
Add:
Depreciation and amortization expense	618,746	551,445	67,301	12.20%
Transaction costs	1,970	2,146	(176)	(8.20)%
Payroll and related costs from management services contracts	13,750	11,204	2,546	22.72%
General and administrative expense	131,387	110,378	21,009	19.03%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	13,750	11,204	2,546	22.72%
Development and management services revenue	28,122	19,650	8,472	43.11%
Net Operating Income	$1,496,376	$1,442,266	$54,110	3.75%

BPLP

	Nine months ended September 30,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$84,232	$819,195	$(734,963)	(89.72)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	59,337	54,896	4,441	8.09%
Net Income	143,569	874,091	(730,522)	(83.58)%
Other Expenses:
Add:
Interest expense	424,492	317,216	107,276	33.82%
Loss from unconsolidated joint ventures	261,793	1,389	260,404	18,747.59%
Other Income:
Less:
Unrealized gain on non-real estate investment	332	—	332	100.00%
Gains (losses) from investments in securities	2,311	(8,549)	10,860	127.03%
Other income - assignment fee	—	6,624	(6,624)	(100.00)%
Interest and other income (loss)	48,999	6,151	42,848	696.60%
Gains on sales of real estate	517	385,349	(384,832)	(99.87)%
Other Expenses:
Add:
Depreciation and amortization expense	613,446	546,271	67,175	12.30%
Transaction costs	1,970	2,146	(176)	(8.20)%
Payroll and related costs from management services contracts	13,750	11,204	2,546	22.72%
General and administrative expense	131,387	110,378	21,009	19.03%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	13,750	11,204	2,546	22.72%
Development and management services revenue	28,122	19,650	8,472	43.11%
Net Operating Income	$1,496,376	$1,442,266	$54,110	3.75%
At September 30, 2023 and 2022, we owned or had joint venture interests in a portfolio of 190 and 193 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three and nine months ended September 30, 2023 and 2022 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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
Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 126 properties totaling approximately 38.3 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2022 and owned and in service through September 30, 2023. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2022 or disposed of on or prior to September 30, 2023. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2023 and 2022 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,070,012	$2,035,404	$34,608	1.70%	$71,763	$18,524	$103,519	$38,043	$2,357	$8,011	$1,248	$33,358	$2,248,899	$2,133,340	$115,559	5.42%
Termination Income	1,333	5,579	(4,246)	(76.11)%	1,046	402	218	—	—	—	—	—	2,597	5,981	(3,384)	(56.58)%
Lease Revenue	2,071,345	2,040,983	30,362	1.49%	72,809	18,926	103,737	38,043	2,357	8,011	1,248	33,358	2,251,496	2,139,321	112,175	5.24%
Parking and Other	75,846	66,191	9,655	14.59%	3,046	1,461	1,053	—	—	7,511	1	806	79,946	75,969	3,977	5.24%
Total Rental Revenue (1)	2,147,191	2,107,174	40,017	1.90%	75,855	20,387	104,790	38,043	2,357	15,522	1,249	34,164	2,331,442	2,215,290	116,152	5.24%
Real Estate Operating Expenses	819,124	770,781	48,343	6.27%	12,034	5,013	29,659	10,274	4,408	5,935	327	10,528	865,552	802,531	63,021	7.85%
Net Operating Income (Loss), Excluding Residential and Hotel	1,328,067	1,336,393	(8,326)	(0.62)%	63,821	15,374	75,131	27,769	(2,051)	9,587	922	23,636	1,465,890	1,412,759	53,131	3.76%
Residential Net Operating Income (2)	18,784	15,534	3,250	20.92%	—	—	—	—	—	—	—	5,410	18,784	20,944	(2,160)	(10.31)%
Hotel Net Operating Income (2)	11,702	8,563	3,139	36.66%	—	—	—	—	—	—	—	—	11,702	8,563	3,139	36.66%
Net Operating Income (Loss)	$1,358,553	$1,360,490	$(1,937)	(0.14)%	$63,821	$15,374	$75,131	$27,769	$(2,051)	$9,587	$922	$29,046	$1,496,376	$1,442,266	$54,110	3.75%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 60. Residential Net Operating Income for the nine months ended September 30, 2023 and 2022 is comprised of Residential Revenue of $35,768 and $44,218 less Residential Expenses of $16,984 and $23,274, respectively. Hotel Net Operating Income for the nine months ended September 30, 2023 and 2022 is comprised of Hotel Revenue of $35,554 and $28,395 less Hotel Expenses of $23,852 and $19,832, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $34.6 million for the nine months ended September 30, 2023 compared to 2022. The increase was a result of our average revenue per square foot increasing by approximately $2.08, contributing approximately $57.9 million, partially offset by average occupancy decreasing from 91.4% to 90.3%, resulting in a decrease of approximately $23.3 million.
Termination Income
Termination income decreased by approximately $4.2 million for the nine months ended September 30, 2023 compared to 2022.
Termination income for the nine months ended September 30, 2023 related to approximately 20 clients across the Same Property Portfolio and totaled approximately $1.3 million, which was primarily related to clients that terminated leases early in Washington, DC.
Termination income for the nine months ended September 30, 2022 related to 21 clients across the Same Property Portfolio and totaled approximately $5.0 million, which was primarily related to clients that terminated leases early in New York City. In addition, we received a distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.6 million.
Parking and Other Revenue
Parking and other revenue increased by approximately $9.7 million for the nine months ended September 30, 2023 compared to 2022. Parking and other revenue increased by approximately $6.4 million and $3.3 million, respectively. The increase in parking revenue was primarily due to an increase in transient and monthly parking. The increase in other revenue was primarily related to the View Boston observatory, which was completed and placed in-service on June 1, 2023.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $48.3 million, or 6.3%, for the nine months ended September 30, 2023 compared to 2022, due primarily to increases in real estate taxes of approximately $15.8 million, or 4.2%, and other real estate operating expenses of approximately $26.9 million, or 6.9%. The increase in real estate taxes was primarily in New York City. In addition, there was approximately $5.6 million related to the marketing and operating expenses associated with the View Boston observatory which was completed and placed in-service on June 1, 2023.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2022 and September 30, 2023. Rental revenue and real estate operating expenses increased by approximately $55.5 million and $7.0 million, respectively, for the nine months ended September 30, 2023 compared to 2022, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2023	2022	Change	2023	2022	Change
			(dollars in thousands)
Madison Centre (1)	May 17, 2022	754,988	$44,971	$18,765	$26,206	$9,017	$4,805	$4,212
125 Broadway	September 16, 2022	271,000	30,884	1,622	29,262	3,017	208	2,809
		1,025,988	$75,855	$20,387	$55,468	$12,034	$5,013	$7,021
______________
(1)Rental revenue for the nine months ended September 30, 2023 and September 30, 2022 includes approximately $1.0 million and $0.4 million of termination income, respectively.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2022 and September 30, 2023. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $66.7 million and $19.4 million, respectively, for the nine months ended September 30, 2023 compared to 2022, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Reston Next	Fourth Quarter, 2021	Fourth Quarter, 2022	1,063,296	$34,352	$24,029	$10,323	$11,934	$7,861	$4,073
325 Main Street	Second Quarter, 2022	Second Quarter, 2022	414,565	34,787	10,295	24,492	6,317	830	5,487
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	15,911	169	15,742	6,752	305	6,447
880 Winter Street (1)	Third Quarter, 2022	Fourth Quarter, 2022	243,618	18,235	684	17,551	4,111	376	3,735
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	1,505	2,866	(1,361)	545	902	(357)
180 CityPoint	Third Quarter, 2023	N/A	329,000	—	—	—	—	—	—
			2,630,494	$104,790	$38,043	$66,747	$29,659	$10,274	$19,385
_____________
(1)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space. Rental revenue for the nine months ended September 30, 2023 includes approximately $0.2 million of termination income.
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2022 and September 30, 2023. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $13.2 million and $1.5 million, respectively, for the nine months ended September 30, 2023 compared to 2022, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced or Held for Development / Redevelopment	Square Feet	2023	2022	Change	2023	2022	Change
			(dollars in thousands)
760 Boylston Street	September 12, 2022	118,000	$—	$—	$—	$—	$608	$(608)
105 Carnegie Center	November 30, 2022	73,000	—	931	(931)	—	697	(697)
2096 Gaither Road	December 1, 2022	50,000	—	164	(164)	93	273	(180)
RTC Next-Hotel (1)	December 19, 2022	N/A	688	—	688	2	—	2
Kendall Center Blue Parking Garage (2)	January 4, 2023	N/A	—	7,485	(7,485)	2,395	946	1,449
300 Binney Street	January 30, 2023	236,000	—	4,651	(4,651)	—	1,432	(1,432)
Lexington Office Park (3)	March 31, 2023	166,779	1,316	1,838	(522)	1,615	1,729	(114)
2098 Gaither Road (3)	March 31, 2023	50,000	353	453	(100)	303	250	53
		693,779	$2,357	$15,522	$(13,165)	$4,408	$5,935	$(1,527)
_____________
(1)On December 19, 2022, in accordance with GAAP, the ground lease that encumbers this property was reclassified as a sales-type lease and the associated assets were derecognized.
(2)The Kendall Center Blue Parking Garage was taken out of service on January 4, 2023 to support the development of 290 Binney Street. Real estate operating expenses for the nine months ended September 30, 2023 included approximately $2.4 million of demolition costs.
(3)Lexington Office Park and 2098 Gaither Road are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment.

Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2022 and September 30, 2023. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $42.0 million and $13.9 million, respectively, for the nine months ended September 30, 2023 compared to 2022, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Office
195 West Street	March 31, 2022	Office	63,500	$—	$749	$(749)	$—	$242	$(242)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	—	5,190	(5,190)	—	1,787	(1,787)
601 Massachusetts Avenue	August 30, 2022	Office	478,667	—	28,225	(28,225)	—	8,499	(8,499)
Total Office			1,275,588	—	34,164	(34,164)	—	10,528	(10,528)

Residential
The Avant at Reston Town Center (1)	November 8, 2022	Residential	329,195	1,249	9,099	(7,850)	327	3,689	(3,362)
Total Residential			329,195	1,249	9,099	(7,850)	327	3,689	(3,362)
			1,604,783	$1,249	$43,263	$(42,014)	$327	$14,217	$(13,890)
_____________
(1)We retained and continue to own approximately 26,000 square feet of ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the nine months ended September 30, 2023 represent the ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the nine months ended September 30, 2022 represent the entire property and not just the portion sold.
For additional information on the sales of the above properties refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $3.3 million for the nine months ended September 30, 2023 compared to 2022.
The following reflects our occupancy and rate information for our residential same properties for the nine months ended September 30, 2023 and 2022.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)
Proto Kendall Square	$3,060	$2,804	9.1%	$5.62	$5.16	8.9%	95.5%	94.8%	0.7%	95.1%	94.1%	1.1%
The Lofts at Atlantic Wharf	$4,443	$4,089	8.7%	$4.92	$4.55	8.1%	96.3%	97.8%	(1.5)%	96.1%	97.3%	(1.2)%
Signature at Reston	$2,689	$2,644	1.7%	$2.79	$2.73	2.2%	94.6%	95.2%	(0.6)%	93.9%	94.7%	(0.8)%
The Skylyne	$3,467	$3,378	2.6%	$4.41	$4.15	6.3%	92.3%	82.7%	11.6%	90.2%	80.2%	12.5%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $11.7 million for the nine months ended September 30, 2023, representing an increase of approximately $3.1 million compared to the nine months ended September 30, 2022. As demand for travel has returned, the Boston Marriott Cambridge has seen an increase in occupancy and room rates, which has led to increased net operating income.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2023 and 2022.

	2023	2022	Change (%)
Occupancy	73.5%	63.4%	15.9%
Average daily rate	$326.22	$315.24	3.5%
REVPAR	$239.64	$199.83	19.9%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $8.5 million for the nine months ended September 30, 2023 compared to 2022. Development services revenue and management services revenue increased by approximately $2.9 million and $5.6 million, respectively. The increase in development services revenue was primarily related to an increase in development fees earned from unconsolidated joint venture properties in the San Francisco and Washington, DC regions. The increase in management services revenue was primarily related to an increase in property management fees from an unconsolidated joint venture in the New York region and asset management fees earned from an unconsolidated joint venture in the Los Angeles region.
General and Administrative Expense
General and administrative expense increased by approximately $21.0 million for the nine months ended September 30, 2023 compared to 2022 primarily due to increases in compensation expense and other general and administrative expenses of approximately $19.0 million and $2.0 million, respectively. The increase in compensation expense related to (1) an approximately $10.8 million increase in the value of our deferred compensation plan and (2) an approximately $8.2 million increase in other compensation expenses, primarily due to age-based vesting and annual increases in employee compensation. The increase in other general and administrative expenses primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the nine months ended September 30, 2023 and 2022 were approximately $13.5 million and $12.0 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.2 million for the nine months ended September 30, 2023 compared to 2022. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.

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
BXP
Depreciation and amortization expense increased by approximately $67.3 million for the nine months ended September 30, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$528,915	$507,731	$21,184
Properties Acquired Portfolio	52,406	13,703	38,703
Properties Placed In-Service Portfolio	36,080	14,522	21,558
Properties in or Held for Development or Redevelopment Portfolio (1)	1,010	7,438	(6,428)
Properties Sold Portfolio	335	8,051	(7,716)
	$618,746	$551,445	$67,301
_____________
(1)During the nine months ended September 30, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the nine months ended September 30, 2023, we recorded approximately $0.8 million of accelerated depreciation expense for the demolition of the garage, of which approximately $0.2 million related to the step-up of real estate assets.
BPLP
Depreciation and amortization expense increased by approximately $67.2 million for the nine months ended September 30, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$523,615	$502,557	$21,058
Properties Acquired Portfolio	52,406	13,703	38,703
Properties Placed In-Service Portfolio	36,080	14,522	21,558
Properties in or Held for Development or Redevelopment Portfolio (1)	1,010	7,438	(6,428)
Properties Sold Portfolio	335	8,051	(7,716)
	$613,446	$546,271	$67,175
_____________
(1)During the nine months ended September 30, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the nine months ended September 30, 2023, we recorded approximately $0.6 million of accelerated depreciation expense for the demolition of the garage.

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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the nine months ended September 30, 2023 compared to 2022, loss from unconsolidated joint ventures increased by approximately $260.4 million primarily due to non-cash impairment charges related to our investments in 360 Park Avenue South, 200 Fifth Avenue, Platform 16, and Safeco Plaza of approximately $54.0 million, $33.4 million, $155.2 million, and $29.9 million, respectively, partially offset by an approximately $35.8 million gain on investment related to our Metropolitan Square joint venture interest (See Note 5 to the Consolidated Financial Statements).
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
BXP
Gains on sales of real estate decreased by approximately $380.8 million for the nine months ended September 30, 2023 compared to 2022, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2023
N/A				$—	$—	$—	(1)

2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$22.7
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	96.2
601 Massachusetts Avenue	August 30, 2022	Office	478,667	531.0	512.3	237.4
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
				$723.2	$695.2	$380.7	(2)
___________
(1)Excludes approximately $0.5 million of gains on sales of real estate recognized during the nine months ended September 30, 2023 related to gain amounts from sales of real estate occurring in prior periods.
(2)Excludes approximately $0.6 million of gains on sales of real estate recognized during the nine months ended September 30, 2022 related to gain amounts from sales of real estate occurring in prior periods.

BPLP
Gains on sales of real estate decreased by approximately $384.8 million for the nine months ended September 30, 2023 compared to 2022, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2023
N/A				$—	$—	$—	(1)

2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$23.4
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	99.5
601 Massachusetts Avenue	August 30, 2022	Office	478,667	531.0	512.3	237.5
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
				$723.2	$695.2	$384.8	(2)
___________
(1)Excludes approximately $0.5 million of gains on sales of real estate recognized during the nine months ended September 30, 2023 related to gain amounts from sales of real estate occurring in prior periods.
(2)Excludes approximately $0.5 million of gains on sales of real estate recognized during the nine months ended September 30, 2022 related to gain amounts from sales of real estate occurring in prior periods.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $42.8 million for the nine months ended September 30, 2023 compared to 2022, due primarily to an increase of approximately $43.6 million in interest income due to increased interest earned on our deposits partially offset by an increase in our allowance for current expected credit losses of approximately $0.8 million.
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
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the nine months ended September 30, 2023 and 2022 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the nine months ended September 30, 2023 and 2022, we recognized gains (losses) of approximately $2.3 million and $(8.5) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $2.3 million and $(8.5) million during the nine months ended September 30, 2023 and 2022, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.

Unrealized Gain on Non-Real Estate Investment
During the year ended December 31, 2022, we began investing in non-real estate investments, which are primarily environmentally focused investment funds. As a result, for the nine months ended September 30, 2023, we recognized an unrealized gain of approximately $0.3 million due to the observable changes in the fair value of the investments.
Interest Expense
Interest expense increased by approximately $107.3 million for the nine months ended September 30, 2023 compared to 2022, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2023 compared to September 30, 2022
(in thousands)
Increases to interest expense due to:
Increase in interest associated with unsecured term loans and the unsecured credit facility, net	$39,236
Issuance of $750 million in aggregate principal of 6.750% senior notes due 2027 on November 17, 2022	38,025
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	18,338
Increase in interest due to finance lease for one in-service property	7,377
Amortization expense of financing fees primarily related to unsecured term loan	2,661
Decrease in capitalized interest related to development projects	1,998
Other interest expense (excluding senior notes)	937
Total increases to interest expense	108,572
Decrease to interest expense due to:
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(1,296)
Total decrease to interest expense	(1,296)
Total change in interest expense	$107,276
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2023 and 2022 was approximately $30.8 million and $40.0 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2023, our variable rate debt consisted of BPLP’s $1.815 billion revolving credit facility (the “Revolving Facility”) under its 2021 Credit Facility and $1.2 billion 2023 Unsecured Term Loan. As of September 30, 2023, the Revolving Facility did not have a balance outstanding and the 2023 Unsecured Term Loan had $1.2 billion outstanding. On May 2, 2023, BPLP entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion to effectively fix Term SOFR, the reference rate for the 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024. For a summary of our consolidated debt as of September 30, 2023 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $4.4 million for the nine months ended September 30, 2023 compared to 2022, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2023	2022	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$9,770	$9,338	$432
Times Square Tower (1)	16,737	15,394	1,343
601 Lexington Avenue (2)	11,188	9,281	1,907
100 Federal Street	9,732	9,814	(82)
Atlantic Wharf Office Building	11,910	11,069	841
343 Madison Avenue (3)	—	—	—
	$59,337	$54,896	$4,441
______________
(1)The increase was primarily attributable to an increase in lease revenue from our clients.
(2)The increase was primarily attributable to an increase in lease revenue from our clients.
(3)343 Madison Avenue is held for future development (See Notes 4 and 9 to the Consolidated Financial Statements).
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $74.2 million for the nine months ended September 30, 2023 compared to 2022 due primarily to a decrease in allocable income, which was the result of recognizing a greater gain on sales of real estate amount during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2023 and 2022
Net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership decreased approximately $472.8 million and $526.3 million, respectively, for the three months ended September 30, 2023 compared to 2022, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income (Loss) Attributable to Boston Properties, Inc. to Net Operating Income and Net Income (Loss) Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended September 30, 2023 and 2022. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 71.

BXP

	Three months ended September 30,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income (Loss) Attributable to Boston Properties, Inc.	$(111,826)	$360,977	$(472,803)	(130.98)%
Net (Income) Loss Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	(12,626)	40,883	(53,509)	(130.88)%
Noncontrolling interests in property partnerships	20,909	18,801	2,108	11.21%
Net Income (Loss)	(103,543)	420,661	(524,204)	(124.61)%
Other Expenses:
Add:
Interest expense	147,812	111,846	35,966	32.16%
Unrealized loss on non-real estate investment	51	—	51	100.00%
Losses from investments in securities	925	1,571	(646)	(41.12)%
Loss from unconsolidated joint ventures	247,556	3,524	244,032	6,924.86%
Other Income:
Less:
Interest and other income (loss)	20,715	3,728	16,987	455.66%
Gains on sales of real estate	517	262,345	(261,828)	(99.80)%
Other Expenses:
Add:
Depreciation and amortization expense	207,435	190,675	16,760	8.79%
Transaction costs	751	1,650	(899)	(54.48)%
Payroll and related costs from management services contracts	3,906	3,900	6	0.15%
General and administrative expense	31,410	32,519	(1,109)	(3.41)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,906	3,900	6	0.15%
Development and management services revenue	9,284	7,465	1,819	24.37%
Net Operating Income	$501,881	$488,908	$12,973	2.65%

BPLP

	Three months ended September 30,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income (Loss) Attributable to Boston Properties Limited Partnership	$(122,696)	$403,578	$(526,274)	(130.40)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	20,909	18,801	2,108	11.21%
Net Income (Loss)	(101,787)	422,379	(524,166)	(124.10)%
Other Expenses:
Add:
Interest expense	147,812	111,846	35,966	32.16%
Unrealized loss on non-real estate investment	51	—	51	100.00%
Losses from investments in securities	925	1,571	(646)	(41.12)%
Loss from unconsolidated joint ventures	247,556	3,524	244,032	6,924.86%
Other Income:
Less:
Interest and other income (loss)	20,715	3,728	16,987	455.66%
Gains on sales of real estate	517	262,357	(261,840)	(99.80)%
Other Expenses:
Add:
Depreciation and amortization expense	205,679	188,969	16,710	8.84%
Transaction costs	751	1,650	(899)	(54.48)%
Payroll and related costs from management services contracts	3,906	3,900	6	0.15%
General and administrative expense	31,410	32,519	(1,109)	(3.41)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,906	3,900	6	0.15%
Development and management services revenue	9,284	7,465	1,819	24.37%
Net Operating Income	$501,881	$488,908	$12,973	2.65%
NOI is a non-GAAP financial measure equal to net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net (income) loss attributable to noncontrolling interests, interest expense, unrealized loss on non-real estate investment, losses from investments in securities, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

We believe that in order to understand our operating results, NOI should be examined in conjunction with net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as a substitute for net income (loss) attributable to Boston Properties, Inc. or net income (loss) attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 128 properties totaling approximately 39.5 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2022 and owned and in-service through September 30, 2023. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after July 1, 2022 or disposed of on or prior to September 30, 2023. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2023 and 2022 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$717,307	$705,281	$12,026	1.71%	$10,225	$1,622	$24,278	$9,896	$611	$(212)	$551	$6,855	$752,972	$723,442	$29,530	4.08%
Termination Income	2,347	1,980	367	18.54%	—	—	217	—	—	—	—	—	2,564	1,980	584	29.49%
Lease Revenue	719,654	707,261	12,393	1.75%	10,225	1,622	24,495	9,896	611	(212)	551	6,855	755,536	725,422	30,114	4.15%
Parking and Other Revenue	29,834	24,865	4,969	19.98%	—	—	450	—	—	2,583	—	199	30,284	27,647	2,637	9.54%
Total Rental Revenue (1)	749,488	732,126	17,362	2.37%	10,225	1,622	24,945	9,896	611	2,371	551	7,054	785,820	753,069	32,751	4.35%
Real Estate Operating Expenses	284,483	266,517	17,966	6.74%	1,007	208	8,758	3,714	47	1,979	159	2,260	294,454	274,678	19,776	7.20%
Net Operating Income, Excluding Residential and Hotel	465,005	465,609	(604)	(0.13)%	9,218	1,414	16,187	6,182	564	392	392	4,794	491,366	478,391	12,975	2.71%
Residential Net Operating Income (2)	6,051	5,477	574	10.48%	—	—	—	—	—	—	—	1,839	6,051	7,316	(1,265)	(17.29)%
Hotel Net Operating Income (2)	4,464	3,201	1,263	39.46%	—	—	—	—	—	—	—	—	4,464	3,201	1,263	39.46%
Net Operating Income	$475,520	$474,287	$1,233	0.26%	$9,218	$1,414	$16,187	$6,182	$564	$392	$392	$6,633	$501,881	$488,908	$12,973	2.65%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 71. Residential Net Operating Income for the three months ended September 30, 2023 and 2022 is comprised of Residential Revenue of $11,789 and $14,340 less Residential Expenses of $5,738 and $7,024, respectively. Hotel Net Operating Income for the three months ended September 30, 2023 and 2022 is comprised of Hotel Revenue of $13,484 and $11,749 less Hotel Expenses of $9,020 and $8,548, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $12.0 million for the three months ended September 30, 2023 compared to 2022. The increase was a result of our average revenue per square foot increasing by approximately $1.80, contributing approximately $18.1 million, partially offset by an approximately $6.1 million decrease due to our average occupancy decreasing from 91.1% to 90.3%.
Termination Income
Termination income increased by approximately $0.4 million for the three months ended September 30, 2023 compared to 2022.
Termination income for the three months ended September 30, 2023 related to nine clients across the Same Property Portfolio and totaled approximately $2.3 million, which was primarily related to clients that terminated leases early in Seattle.
Termination income for the three months ended September 30, 2022 related to nine clients across the Same Property Portfolio and totaled approximately $2.0 million, which was primarily related to clients that terminated leases early in San Francisco.
Parking and Other Revenue
Parking and other revenue increased by approximately $5.0 million for the three months ended September 30, 2023 compared to 2022. Parking and other revenue increased by approximately $1.4 million and $3.6 million, respectively. The increase in parking revenue was primarily due to an increase in transient and monthly parking. The increase in other revenue was primarily associated with the View Boston observatory, which was completed and placed in-service on June 1, 2023.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $18.0 million, or 6.7%, for the three months ended September 30, 2023 compared to 2022, due primarily to increases in real estate taxes of approximately $4.2 million, or 3.2%, and other real estate operating expenses of approximately $10.5 million, or 7.7%. The increase in real estate taxes was primarily in Boston. In addition, there was approximately $3.3 million related to the marketing and operating expenses associated with the View Boston observatory which was completed and placed in-service on June 1, 2023.
Properties Acquired Portfolio
The table below lists the properties acquired between July 1, 2022 and September 30, 2023. Rental revenue and real estate operating expenses increased by approximately $8.6 million and $0.8 million, respectively, for the three months ended September 30, 2023 compared to 2022, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2023	2022	Change	2023	2022	Change
			(dollars in thousands)
125 Broadway	September 16, 2022	271,000	$10,225	$1,622	$8,603	$1,007	$208	$799
		271,000	$10,225	$1,622	$8,603	$1,007	$208	$799
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between July 1, 2022 and September 30, 2023. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $15.0 million and $5.0 million, respectively, for the three months ended September 30, 2023 compared to 2022, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Reston Next	Fourth Quarter, 2021	Fourth Quarter, 2022	1,063,296	$11,605	$9,051	$2,554	$4,178	$2,830	$1,348
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	5,330	160	5,170	2,592	288	2,304
880 Winter Street (1)	Third Quarter, 2022	Fourth Quarter, 2022	243,618	6,505	684	5,821	1,443	376	1,067
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	1,505	1	1,504	545	220	325
180 CityPoint	Third Quarter, 2023	N/A	329,000	—	—	—	—	—	—
			2,215,929	$24,945	$9,896	$15,049	$8,758	$3,714	$5,044
______________
(1)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space. Rental revenue for the three months ended September 30, 2023 includes approximately $0.2 million of termination income.
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between July 1, 2022 and September 30, 2023. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $1.8 million and $1.9 million, respectively, for the three months ended September 30, 2023 compared to 2022, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced or Held for Development / Redevelopment	Square Feet	2023	2022	Change	2023	2022	Change
			(dollars in thousands)
760 Boylston Street	September 12, 2022	118,000	$—	$—	$—	$—	$180	$(180)
105 Carnegie Center	November 30, 2022	73,000	—	298	(298)	—	235	(235)
2096 Gaither Road	December 1, 2022	50,000	—	53	(53)	35	105	(70)
RTC Next-Hotel (1)	December 19, 2022	N/A	233	—	233	—	—	—
Kendall Center Blue Parking Garage (2)	January 4, 2023	N/A	—	2,560	(2,560)	(620)	290	(910)
300 Binney Street	January 30, 2023	236,000	—	(1,214)	1,214	—	498	(498)
Lexington Office Park (3)	March 31, 2023	166,779	341	528	(187)	507	572	(65)
2098 Gaither Road (3)	March 31, 2023	50,000	37	146	(109)	125	99	26
		693,779	$611	$2,371	$(1,760)	$47	$1,979	$(1,932)
______________
(1)On December 19, 2022, in accordance with GAAP, the ground lease that encumbers this property was reclassified as a sales-type lease and the associated assets were derecognized.
(2)The Kendall Center Blue Parking Garage was taken out of service on January 4, 2023 to support the development of 290 Binney Street. Real estate operating expenses for the three months ended September 30, 2023 included approximately ($0.7) million of demolition costs.
(3)Lexington Office Park and 2098 Gaither Road are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment.

Properties Sold Portfolio
The table below lists the properties we sold between July 1, 2022 and September 30, 2023. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $9.6 million and $3.3 million, respectively, for the three months ended September 30, 2023 compared to 2022, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Office
601 Massachusetts Avenue	August 30, 2022	Office	478,667	$—	$7,054	$(7,054)	$—	$2,260	$(2,260)
Total Office			478,667	—	7,054	(7,054)	—	2,260	(2,260)

Residential
The Avant at Reston Town Center (1)	November 8, 2022	Residential	329,195	551	3,072	(2,521)	159	1,233	(1,074)
Total Residential			329,195	551	3,072	(2,521)	159	1,233	(1,074)
			807,862	$551	$10,126	$(9,575)	$159	$3,493	$(3,334)
______________
(1)We retained and continue to own approximately 26,000 square feet of ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the three months ended September 30, 2023 represent the ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the three months ended September 30, 2022 represent the entire property and not just the portion sold.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.6 million for the three months ended September 30, 2023 compared to 2022.
The following reflects our occupancy and rate information for our residential same properties for the three months ended September 30, 2023 and 2022.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)
Proto Kendall Square	$3,113	$2,895	7.5%	$5.71	$5.32	7.3%	95.2%	95.6%	(0.4)%	94.7%	94.9%	(0.2)%
The Lofts at Atlantic Wharf	$4,462	$4,237	5.3%	$4.95	$4.71	5.1%	96.9%	99.6%	(2.7)%	96.6%	99.3%	(2.7)%
Signature at Reston	$2,726	$2,671	2.1%	$2.82	$2.75	2.5%	95.5%	96.3%	(0.8)%	94.9%	95.9%	(1.0)%
The Skylyne	$3,509	$3,400	3.2%	$4.45	$4.27	4.2%	93.1%	92.8%	0.3%	91.3%	90.2%	1.2%
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

Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $4.5 million for the three months ended September 30, 2023, representing an increase of approximately $1.3 million compared to the three months ended September 30, 2022.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2023 and 2022.

	2023	2022	Change (%)
Occupancy	81.6%	75.8%	7.7%
Average daily rate	$331.37	$328.40	0.9%
REVPAR	$270.50	$249.06	8.6%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $1.8 million for the three months ended September 30, 2023 compared to 2022. Development services revenue and management services revenue increased by approximately $0.7 million and $1.1 million, respectively. The increase in development management services revenue was primarily related to an increase in development fees from unconsolidated joint ventures in the Washington, DC region. The increase in management services revenue was primarily related to an increase in property management fees earned from an unconsolidated joint venture in New York City and asset management fees earned from an unconsolidated joint venture in the Los Angeles region.
General and Administrative Expense
General and administrative expense decreased by approximately $1.1 million for the three months ended September 30, 2023 compared to 2022 primarily due to decreases in compensation expense of approximately $1.3 million, partially offset by an approximately $0.2 million increase in other general and administrative expenses. The decrease in compensation expense related to an approximately $0.7 million decrease in the value of our deferred compensation plan and an approximately $0.6 million decrease in other compensation expenses.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2023 and 2022 were approximately $4.4 million and $3.9 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.9 million for the three months ended September 30, 2023 compared to 2022 due primarily to decreased costs incurred in connection with the pursuit and formation of new joint ventures during the three months ended September 30, 2022, that did not recur in 2023. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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

BXP
Depreciation and amortization expense increased by approximately $16.8 million for the three months ended September 30, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$190,435	$179,829	$10,606
Properties Acquired Portfolio	6,423	1,007	5,416
Properties Placed In-Service Portfolio	10,228	4,626	5,602
Properties in or Held for Development or Redevelopment Portfolio	237	3,352	(3,115)
Properties Sold Portfolio	112	1,861	(1,749)
	$207,435	$190,675	$16,760
BPLP
Depreciation and amortization expense increased by approximately $16.7 million for the three months ended September 30, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$188,679	$178,123	$10,556
Properties Acquired Portfolio	6,423	1,007	5,416
Properties Placed In-Service Portfolio	10,228	4,626	5,602
Properties in or Held for Development or Redevelopment Portfolio	237	3,352	(3,115)
Properties Sold Portfolio	112	1,861	(1,749)
	$205,679	$188,969	$16,710
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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended September 30, 2023 compared to 2022, loss from unconsolidated joint ventures increased by approximately $244.0 million primarily due to non-cash impairment charges related to our investments in 360 Park Avenue South, 200 Fifth Avenue, Platform 16, and Safeco Plaza of approximately $54.0 million, $33.4 million, $155.2 million, and $29.9 million, respectively, partially offset by an approximately $35.8 million gain on investment related to our Metropolitan Square joint venture interest (See Note 5 to the Consolidated Financial Statements).
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
BXP
Gains on sales of real estate decreased by approximately $261.8 million for the three months ended September 30, 2023 compared to 2022, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2023
N/A				$—	$—	$—	(1)

2022
601 Massachusetts Avenue	August 30, 2022	Office	478,667	$531.0	$512.3	$237.4
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
				$558.0	$537.9	$261.8	(2)
___________
(1)Excludes approximately $0.5 million of gains on sales of real estate recognized during the three months ended September 30, 2023 related to gain amounts from sales of real estate occurring in prior periods.
(2)Excludes approximately $0.5 million of gains on sales of real estate recognized during the three months ended September 30, 2022 related to gain amounts from sales of real estate occurring in prior periods.
BPLP
Gains on sales of real estate decreased by approximately $261.8 million for the three months ended September 30, 2023 compared to 2022, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2023
N/A				$—	$—	$—	(1)

2022
601 Massachusetts Avenue	August 30, 2022	Office	478,667	$531.0	$512.3	$237.5
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
				$558.0	$537.9	$261.9	(2)
___________
(1)Excludes approximately $0.5 million of gains on sales of real estate recognized during the three months ended September 30, 2023 related to gain amounts from sales of real estate occurring in prior periods.
(2)Excludes approximately $0.4 million of gains on sales of real estate recognized during the three months ended September 30, 2022 related to gain amounts from sales of real estate occurring in prior periods.
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $17.0 million for the three months ended September 30, 2023 compared to 2022, due primarily to an increase of approximately $17.1 million in interest income from increased interest earned on our deposits partially offset by an increase in our allowance for current expected credit losses of approximately $0.1 million.
Losses from Investments in Securities
Losses from investments in securities for the three months ended September 30, 2023 and 2022 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as losses from investments in securities. During the three months ended September 30, 2023 and 2022, we recognized losses of approximately $0.9 million and $1.6 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $0.9 million and $1.6 million during the three months ended September 30, 2023 and 2022, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Loss on Non-Real Estate Investment
During the year ended December 31, 2022, we began investing in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, for the three months ended September 30, 2023, we recognized an unrealized loss of approximately $51,000 due to the observable changes in the fair value of the investments.
Interest Expense
Interest expense increased by approximately $36.0 million for the three months ended September 30, 2023 compared to 2022, as detailed below.

Component	Change in interest expense for the three months ended September 30, 2023 compared to September 30, 2022
(in thousands)
Increases to interest expense due to:
Issuance of $750 million in aggregate principal of 6.750% senior notes due 2027 on November 17, 2022	$12,675
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	12,225
Increase in interest associated with unsecured term loans and unsecured credit facility, net	9,347
Increase in interest due to finance lease for one in-service property	2,879
Amortization expense of financing fees primarily related to unsecured term loan	348
Other interest expense (excluding senior notes)	66
Total increases to interest expense	37,540
Decreases to interest expense due to:
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(1,301)
Increase in capitalized interest related to development projects	(273)
Total decreases to interest expense	(1,574)
Total change in interest expense	$35,966
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended September 30, 2023 and 2022 was approximately $9.7 million and $12.2 million, respectively. These costs are not included in the interest expense referenced above.

At September 30, 2023, our variable rate debt consisted of BPLP’s $1.815 billion Revolving Facility under its 2021 Credit Facility and $1.2 billion 2023 Unsecured Term Loan. As of September 30, 2023, the Revolving Facility did not have a balance outstanding and the 2023 Unsecured Term Loan had $1.2 billion outstanding. On May 2, 2023, BPLP entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion to effectively fix Term SOFR, the reference rate for the 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024. For a summary of our consolidated debt as of September 30, 2023 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $2.1 million for the three months ended September 30, 2023 compared to 2022, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2023	2022	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$3,589	$3,289	$300
Times Square Tower (1)	5,639	4,911	728
601 Lexington Avenue	3,935	3,630	305
100 Federal Street	3,675	3,393	282
Atlantic Wharf Office Building	4,071	3,578	493
343 Madison Avenue (2)	—	—	—
	$20,909	$18,801	$2,108
_______________
(1)The increase was primarily attributable to an increase in lease revenue from our clients.
(2)343 Madison Avenue is held for future development (See Notes 4 and 9 to the Consolidated Financial Statements).
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $53.5 million for the three months ended September 30, 2023 compared to 2022 due primarily to a decrease in allocable income, which included recognizing a greater gain on sales of real estate during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations and balloon payments on maturing debt, including the $1.2 billion Unsecured Term Loan maturing May 16, 2024 (unless we exercise the one-year extension option, subject to certain conditions) and $700 million of 3.800% unsecured senior notes due February 1, 2024;
•fund development and redevelopment costs;
•fund capital expenditures, including major renovations, tenant improvements and leasing costs;
•fund pending and possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests; and
•make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
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
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development/redevelopment properties primarily with our available cash balances, funding from institutional private equity partners, construction loans, unsecured term loans, proceeds from asset sales and BPLP’s Revolving Facility. We use BPLP’s Revolving Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the project is owned by a joint venture, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction/redevelopment as of September 30, 2023 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at September 30, 2023 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
360 Park Avenue South (42% ownership)	Q4 2025	New York, NY	1	450,000	$207,253	$248,000	$92,774	$92,768	$40,741	18%	(6)
Reston Next Office Phase II	Q2 2025	Reston, VA	1	90,000	38,910	61,000	—	—	22,090	—%
Total Office Properties under Construction/Redevelopment			2	540,000	246,163	309,000	92,774	92,768	62,831	15%

Laboratory/Life Sciences
103 CityPoint	Q3 2025	Waltham, MA	1	113,000	84,873	115,100	—	—	30,227	—%
180 CityPoint	Q3 2025	Waltham, MA	1	329,000	207,941	290,500	—	—	82,559	43%	(7)
300 Binney Street (Redevelopment)	Q1 2025	Cambridge, MA	1	236,000	39,049	205,300	—	—	166,251	100%
105 Carnegie Center (Redevelopment)	Q2 2025	Princeton, NJ	1	73,000	2,062	40,600	—	—	38,538	—%
651 Gateway (50% ownership) (Redevelopment)	Q4 2025	South San Francisco, CA	1	327,000	94,241	167,100	—	—	72,859	21%
290 Binney Street	Q2 2026	Cambridge, MA	1	566,000	210,885	1,116,300	—	—	905,415	100%
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			6	1,644,000	639,051	1,934,900	—	—	1,295,849	62%

Residential
Skymark - Reston Next Residential (508 units) (20% ownership)	Q2 2026	Reston, VA	1	417,000	28,815	47,700	28,000	10,733	1,618	—%
Total Residential Property under Construction			1	417,000	28,815	47,700	28,000	10,733	1,618	—

Retail
760 Boylston Street (Redevelopment)	Q2 2024	Boston, MA	1	118,000	14,742	43,800	—	—	29,058	100%
Reston Next Retail	Q4 2025	Reston, VA	1	33,000	21,978	26,600	—	—	4,622	—%
Total Retail Properties under Construction/Redevelopment			2	151,000	36,720	70,400	—	—	33,680	78%

Total Properties under Construction/Redevelopment			11	2,752,000	$950,749	$2,362,000	$120,774	$103,501	$1,393,978	52%	(8)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2023.
(3)Includes approximately $157.6 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $157.6 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of October 30, 2023, including leases with future commencement dates.
(6)Investment to Date includes all related costs incurred prior to the contribution of the property by us to the joint venture on December 15, 2021 totaling approximately $107 million and our proportionate share of the loan. Our joint venture partners will fund required capital until their aggregate investment is approximately 58% of all capital contributions; thereafter, the joint venture partners will fund required capital according to their percentage interests. Investment to date excludes approximately $54.0 million of an impairment charge.
(7)As of September 30, 2023, this property was 5% placed in-service.
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
We expect our primary uses of capital over the next twelve months will be to fund our current and committed development and redevelopment projects, repay debt maturities (as discussed below), make interest payments on our outstanding indebtedness, and satisfy our REIT distribution requirements.
As of September 30, 2023, we had 11 properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $2.4 billion, of which approximately $1.4 billion remains to be funded primarily with equity through 2026. In the third quarter of 2023, we completed the development/redevelopment of:
•140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts. The property is the first Net Zero, Carbon Neutral office repositioning of its scale in Massachusetts. The property is 100% leased.
•751 Gateway, an approximately 231,000 net rentable square foot laboratory/life sciences property in South San Francisco, California. The property is 100% leased.
On July 28, 2023, we entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. We own a 55% interest in the venture and our partner owns a 45% interest, and we will provide customary development, property management, and leasing services. The 343 Madison Avenue project contemplates the construction of Phase 1 and Phase 2 (See Note 4 to the Consolidated Financial Statements). Subsequently, on August 1, 2023, the joint venture executed an up to 99-year ground lease with the Metropolitan Transportation Authority for the approximately 25,000 square foot site. The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement of up to $117.0 million for the cost of the construction of Phase 1. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms and schedule currently contemplated or at all.
Since June 30, 2023, we further strengthened our balance sheet by addressing the remaining 2023 debt maturities, and sourcing additional liquidity in the bank market. Notable transactions include:
•We exercised a portion of the Accordion with three new lenders to the 2021 Credit Facility and entered into a lender agreement with each of the New Lenders to provide an aggregate of $315.0 million in additional revolving credit commitments, which increased the current maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion.
•A joint venture in which we have a 50% interest exercised an option to extend by one year the maturity date of its loan collateralized by 100 Causeway in Boston, Massachusetts. The approximately 635,000 square foot premier workplace located in Boston, Massachusetts is approximately 95% leased as of September 30, 2023. After making an approximately $4.0 million principal repayment, the modified and extended loan had an outstanding balance of $336.6 million and the interest rate was reduced from Term SOFR plus 1.60% to Term SOFR plus 1.48% per annum. The loan now matures on September 5, 2024, with a one-year extension option, subject to certain conditions.
•A joint venture in which we have a 50% interest modified the loan collateralized by its Hub on Causeway - Podium property located in Boston, Massachusetts. The modified loan now matures on September 8, 2025, with a one-year extension option, subject to certain conditions. After making an approximately $20.0 million repayment, the modified loan had an outstanding balance of $154.3 million. The interest rate changed from Term SOFR plus 2.35% per annum to Daily SOFR plus 2.50% per annum. The joint venture entered into interest rate swap contracts resulting in a weighted-average fixed rate of approximately 7.35% per annum through September 8, 2025.
•A joint venture in which we have a 25% interest exercised its second extension option with the lender, an affiliate of ours, under the land loan collateralized by the land and improvements at its 3 Hudson Boulevard property located in New York, New York. The land loan now matures on February 9, 2024.
•We completed the repayment of $500.0 million in aggregate principal amount of 3.125% senior notes due September 1, 2023. The repayment price was approximately $507.8 million, which included the entire principal amount plus approximately $7.8 million of accrued and unpaid interest.
•On October 26, 2023, we closed on a mortgage loan collateralized by our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts. The mortgage loan, totaling $600 million, requires interest-only payments at Daily Compounded SOFR plus 2.25% per annum until maturity on October 26, 2028. We intend to use the net proceeds from this financing and available cash to repay the $700 million of 3.800% unsecured senior notes due February 1, 2024.
Our 2024 debt maturities include $700.0 million aggregate principal amount of BPLP’s 3.800% unsecured senior notes, which mature on February 1, 2024 and the $1.2 billion 2023 Unsecured Term Loan that matures on May 16, 2024 (unless we exercise the one-year extension option, subject to certain conditions). In our unconsolidated joint venture portfolio, we have approximately $405.4 million (our share) of debt maturing in 2024. We expect to fund the foregoing debt maturities using available cash balances, proceeds from asset sales, draws on BPLP’s Revolving Facility, exercising extension options, and/or through refinancings using secured debt, unsecured debt or both. We expect our quarterly net interest expense will increase for the remainder of 2023 and into 2024 compared to the first nine months of 2023 primarily due to the cessation of capitalized interest on our 2023 development deliveries, higher interest rates on maturing debt that we refinance, and lower interest income as we use cash balances to repay debt and fund our development pipeline.
As of October 30, 2023, we had available cash of approximately $1.4 billion (of which approximately $93 million is attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.8 billion available under BPLP’s Revolving Facility and our available cash, as of October 30, 2023, are sufficient to fund our remaining capital requirements on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
We may seek to enhance our liquidity to fund our current and future development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on interest rates, the overall conditions in the public and private debt and equity markets, and our leverage at the time, we may decide to access one or more of these capital sources. Doing so may result in us carrying additional cash and cash equivalents pending our use of the proceeds, which would increase our net interest expense.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $930.4 million and $448.9 million at September 30, 2023 and 2022, respectively, representing an increase of approximately $481.6 million. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$914,372	$912,403	$1,969
Net cash used in investing activities	(875,578)	(1,313,220)	437,642
Net cash provided by financing activities	154,782	348,545	(193,763)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.6 years as of September 30, 2023, with occupancy rates historically in the range of 88% to 92%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the nine months ended September 30, 2023 and September 30, 2022 is detailed below:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Acquisitions of real estate (1)	$—	$(1,320,273)
Construction in progress (2)	(361,625)	(384,083)
Building and other capital improvements	(117,393)	(112,755)
Tenant improvements	(244,841)	(139,986)
Proceeds from sales of real estate (3)	517	695,231
Proceeds from assignment fee (4)	—	6,624
Capital contributions to unconsolidated joint ventures (5)	(148,875)	(109,643)
Capital distributions from unconsolidated joint ventures (6)	7,350	36,622
Investment in non-real estate investments	(1,990)	—
Issuance of related party note receivable (7)	(10,500)	—
Proceeds from note receivable (8)	—	10,000
Investments in securities, net	1,779	5,043
Net cash used in investing activities	$(875,578)	$(1,313,220)
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
(2)Construction in progress for the nine months ended September 30, 2023 included ongoing expenditures associated with 2100 Pennsylvania Avenue, 140 Kendrick Street Building A and the View Boston observatory at The Prudential Center, which were fully placed in-service during the nine months ended September 30, 2023 and 180 CityPoint that was partially placed in-service during the nine months ended September 30, 2023. In addition, we incurred costs associated with our continued development/redevelopment of 103 CityPoint, Reston Next Office Phase II, 760 Boylston Street, 105 Carnegie Center, 290 Binney Street and 300 Binney Street.
Construction in progress for the nine months ended September 30, 2022 included ongoing expenditures associated with Reston Next, 2100 Pennsylvania Avenue and 880 Winter Street, each of which were partially placed in-service, and 325 Main Street, which was completed and fully placed in-service during the nine months ended September 30, 2022. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, View Boston observatory at The Prudential Center, 103 CityPoint, Reston Next Office Phase II, 140 Kendrick Street Building A and 760 Boylston Street.
(3)On September 15, 2022, we completed the sale of two parcels of land located in Loudoun County, Virginia for a gross sale price of $27.0 million. Net cash proceeds totaled approximately $25.6 million, resulting in a gain on sale of real estate totaling approximately $24.4 million for BXP and BPLP.
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
(5)Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2023 consisted primarily of cash contributions of approximately $46.8 million, $32.8 million, $17.5 million, $14.4 million and $9.5 million to our Gateway Commons, Platform 16, Worldgate Drive, Dock 72 and 751 Gateway joint ventures, respectively. On January 31, 2023, we entered into a new joint venture for 13100 and 13150 Worldgate Drive located in Herndon, Virginia.
Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2022 consisted primarily of cash contributions of approximately $44.8 million, $31.6 million and $16.4 million to our Gateway Commons, Platform 16 and 751 Gateway joint ventures, respectively.
(6)Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2023 consisted primarily of a cash distribution totaling approximately $7.4 million from our 360 Park Avenue South joint venture.
Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2022 consisted primarily of cash distributions totaling approximately $21.6 million and $11.6 million from our Metropolitan Square and 7750 Wisconsin Avenue joint ventures, respectively.
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
Cash provided by financing activities for the nine months ended September 30, 2023 totaled approximately $154.8 million. This amount consisted primarily of borrowings under the 2023 Unsecured Term Loan and the proceeds from the issuance by BPLP of $750 million in aggregate principal amount of its 6.500% unsecured senior notes due 2034, partially offset by the repayment of BPLP’s $730 million unsecured credit agreement (the “2022 Unsecured Term Loan”), repayment of BPLP’s $500 million in aggregate principal amount of its 3.125% unsecured senior notes due September 1, 2023 and payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships. Future debt payments are discussed below under the heading “Debt Financing.”

Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands except for percentages):

	September 30, 2023
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,939	156,939	$9,334,732
Common Operating Partnership Units	18,582	18,582	1,105,257	(2)
Total Equity		175,521	$10,439,989

Consolidated Debt			$14,961,715
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,518,195
Subtract:
Partners’ share of Consolidated Debt (4)			(1,359,877)
BXP’s Share of Debt			$15,120,033

Consolidated Market Capitalization			$25,401,704
BXP’s Share of Market Capitalization			$25,560,022
Consolidated Debt/Consolidated Market Capitalization			58.90%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			59.16%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on September 29, 2023 of $59.48.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2020 MYLTIP Units) but excludes the 2021 - 2023 MYLTIP Units because the three-year performance periods had not ended as of September 30, 2023.
(3)See page 94 for additional information.
(4)See page 93 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP Common Stock on September 29, 2023, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2021 - 2023 MYLTIP Units are not included in this calculation as of September 30, 2023.

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
Debt Financing
As of September 30, 2023, we had approximately $15.0 billion of outstanding consolidated indebtedness, representing approximately 58.90% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $10.5 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.91% per annum and maturities in 2024 through 2034, (2) $3.3 billion (net of deferred financing fees) of property-specific mortgage debt having a GAAP weighted-average interest rate of 3.42% per annum and a weighted-average term of 5.1 years and (3) $1.2 billion outstanding under BPLP’s 2023 Unsecured Term Loan that matures on May 16, 2024.
The table below summarizes the aggregate carrying value of our mortgage notes payable and BPLP’s unsecured senior notes, unsecured line of credit, and unsecured term loan, as well as Consolidated Debt Financing Statistics at September 30, 2023 and September 30, 2022.

	September 30,
	2023	2022
	(dollars in thousands)
Debt Summary:
Balance
Fixed rate mortgage notes payable, net	$3,275,974	$3,271,157
Unsecured senior notes, net	10,488,568	9,491,714
Unsecured line of credit	—	340,000
Unsecured term loan, net	1,197,173	730,000
Consolidated Debt	14,961,715	13,832,871
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,518,195	1,450,624
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,359,877)	(1,357,896)
BXP’s Share of Debt	$15,120,033	$13,925,599

	September 30,
	2023	2022
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate (3)	100.00%	92.26%
Variable rate	—%	7.74%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate (3)	3.97%	3.43%
Variable rate	—%	3.43%
Total	3.97%	3.43%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate (3)	3.84%	3.32%
Variable rate	—%	3.40%
Total	3.84%	3.33%
Weighted-average maturity at end of period (in years):
Fixed rate (3)	4.9	5.9
Variable rate	—	1.6
Total	4.9	5.6
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
Unsecured Credit Facility
The 2021 Credit Facility provides for borrowings of up to $1.815 billion, as described below, through the Revolving Facility, subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by utilizing the Accordion. On September 28, 2023, BPLP exercised a portion of the Accordion with three New Lenders to the 2021 Credit Facility. Each of the New Lenders entered into a lender agreement with BPLP to provide an aggregate of $315.0 million in additional revolving credit commitments, which increased the maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. All other terms of the 2021 Credit Facility remain unchanged.
On June 1, 2023, BPLP amended its 2021 Credit Facility to replace the LIBOR-based daily floating rate option with a SOFR-based daily floating rate option and to add options for SOFR-based term floating rates and rates for alternative currency loans. In addition, the amendment added a SOFR credit spread adjustment of 0.10%. Other than the foregoing, the material terms of the 2021 Credit Facility remain unchanged.
Based on BPLP’s September 30, 2023 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
At September 30, 2023 and October 30, 2023, BPLP had no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.7 million, with the ability to borrow approximately $1.8 billion.
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
As of September 30, 2023, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.85% per annum based on BPLP’s current credit rating at September 30, 2023 (See Note 7 to the Consolidated Financial Statements). At September 30, 2023, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan.
Derivative Instruments and Hedging Activities
On May 2, 2023, BPLP executed interest rate swaps in notional amounts aggregating $1.2 billion. These interest rate swaps were entered into to fix Term SOFR, the reference rate for BPLP’s 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024 (See Note 7 to the Consolidated Financial Statements).
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of September 30, 2023, see Note 6 to the Consolidated Financial Statements.
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
On September 1, 2023, BPLP completed the repayment of $500.0 million in aggregate principal amount of its 3.125% senior notes due September 1, 2023. The repayment price was approximately $507.8 million, which was equal to the stated principal plus approximately $7.8 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.

The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At September 30, 2023, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
The following represents the outstanding principal balances due under the mortgage notes payable at September 30, 2023 (See Note 14 to the Consolidated Financial Statements):

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	$2,300,000	$(12,869)	$2,287,131	$914,898	(2)(3)(4)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(11,157)	988,843	444,979	(2)(5)	January 9, 2032
Total			$3,300,000	$(24,026)	$3,275,974	$1,359,877
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
(4)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2023, the maximum funding obligation under the guarantee was approximately $10.0 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 8 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 55% interest.
Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to 55%. Seventeen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At September 30, 2023, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $4.0 billion (of which our proportionate share is approximately $1.5 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2023. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
Santa Monica Business Park	55.00%	4.06%	4.23%	$300,000	$(958)	$299,042	$164,473	(2)(4)	July 19, 2025
Market Square North	50.00%	7.74%	7.92%	125,000	(482)	124,518	62,259	(2)(3) (5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	34,895	(229)	34,666	17,333		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	550,000	(691)	549,309	274,655	(2)	August 9, 2027
Dock 72	50.00%	7.82%	8.08%	198,383	(1,011)	197,372	98,686	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.35%	7.75%	154,329	(1,238)	153,091	76,546	(2)(3) (7)	September 8, 2025
Hub50House	50.00%	4.43%	4.51%	185,000	(1,189)	183,811	91,906	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	6.80%	6.95%	333,579	(439)	333,140	166,570	(2)(3) (9)	September 5, 2024
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	6.68%	6.83%	251,542	(220)	251,322	125,661	(2)(3) (10)	April 26, 2024
360 Park Avenue South	42.21%	7.83%	8.28%	220,000	(1,206)	218,794	92,353	(2)(3) (11)	December 14, 2024
Safeco Plaza	33.67%	4.82%	4.96%	250,000	(992)	249,008	83,841	(2)(12)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	105,000	(755)	104,245	31,104	(2)(13)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	600,000	(8,575)	591,425	150,193	(2)(14)	November 24, 2028
901 New York Avenue	25.00%	3.61%	3.69%	208,686	(223)	208,463	52,116		January 5, 2025
3 Hudson Boulevard	25.00%	9.04%	9.04%	80,000	—	80,000	20,000	(2) (15)	February 9, 2024
Metropolitan Square	20.00%	7.25%	8.03%	420,000	(1,712)	418,288	—	(2)(3) (16)	April 9, 2024
Skymark - Reston Next Residential	20.00%	7.33%	7.65%	53,665	(1,172)	52,493	10,499	(2)(3) (17)	May 13, 2026
Total				$4,070,079	$(21,092)	$4,048,987	$1,518,195
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
(6)The loan bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25%, plus (2) 2.50% per annum.
(7)The loan bears interest at a variable rate equal to Daily Simple SOFR plus 2.50% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $154.3 million through September 2, 2025, resulting in a fixed rate of approximately 7.35% per annum through the expiration of the interest rate swap contracts.
(8)The loan bears interest at a variable rate equal to SOFR plus 1.35% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts.
(9)The loan bears interest at a variable rate equal to SOFR plus 1.48% per annum.
(10)The loan bears interest at a variable rate equal to SOFR plus 1.35% per annum.
(11)The loan bears interest at a variable rate equal to Adjusted Term SOFR plus 2.40% per annum. The spread on the variable rate may be reduced, subject to certain conditions.
(12)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2024.
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
(14) The loan bears interest at a variable rate equal to Term SOFR plus approximately 1.41% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. In addition to items noted in footnote one above, the GAAP interest rate includes the adjustment required to reflect the loan at fair value upon acquisition.
(15)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to Term SOFR plus 3.61% per annum. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of September 30, 2023, the loan has approximately $25.6 million of accrued interest due at the maturity date.
(16)The joint venture completed a two-step restructuring of the ownership in this property, which resulted in (i) an affiliate of the existing mezzanine lender purchasing the property and becoming the a new property owner and us no longer having an equity interest in the property and (ii) us becoming a co-lender of up to $20.0 million under the New Mezz Loan. Step one of the restructuring was completed on September 13, 2023, and resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to its deficit investment balance, which was primarily due to excess distributions, and (ii) the removal of the property from our in-service portfolio. Step two of the restructuring was completed on October 2, 2023, and included (i) the sale of the property and assignment of the Senior Loan to the new owner, and (ii) the closing of a New Mezz Loan with a maximum principal amount of $100.0 million that is senior to the Existing Mezz Loan and subordinate to the Senior Loan (See Notes 5 and 14 to the Consolidated Financial Statements).
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
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, including a change in control, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales or a change in control of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.

Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current Nareit definition or that interpret the current Nareit definition differently. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income (loss) attributable to Boston Properties, Inc. and net income (loss) attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. FFO should not be considered as a substitute for net income (loss) attributable to Boston Properties, Inc. or net income (loss) attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
BXP
The following table presents a reconciliation of net income (loss) attributable to Boston Properties, Inc. to FFO attributable to Boston Properties, Inc. for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
	(in thousands)
Net income (loss) attributable to Boston Properties, Inc.	$(111,826)	$360,977
Add:
Noncontrolling interest—common units of the Operating Partnership	(12,626)	40,883
Noncontrolling interests in property partnerships	20,909	18,801
Net income (loss)	(103,543)	420,661
Add:
Depreciation and amortization	207,435	190,675
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,174)	(17,706)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,666	21,485
Corporate-related depreciation and amortization	(446)	(431)
Impairment losses included within loss on investment unconsolidated joint ventures (1)	272,603	—
Less:
Gain on investment included within loss from unconsolidated joint ventures (2)	35,756	—
Gains on sales of real estate	517	262,345
Unrealized loss on non-real estate investment	(51)	—
Noncontrolling interests in property partnerships	20,909	18,801
Funds from Operations (FFO) attributable to the Operating Partnership	326,410	333,538
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	33,588	33,787
Funds from Operations attributable to Boston Properties, Inc.	$292,822	$299,751
Our percentage share of Funds from Operations—basic	89.71%	89.87%
Weighted average shares outstanding—basic	156,880	156,754
___________
(1)During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively (See Note 5 to the Consolidated Financial Statements).
(2)On September 13, 2023, a joint venture in which we owned a 20% equity interest completed the first step of a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance, which was primarily due to excess distributions, and (ii) the removal of the property from our in-service portfolio (See Notes 5 and 14 of the Consolidated Financial Statements).

The following tables presents a reconciliation of net income (loss) attributable to Boston Properties, Inc. to Diluted FFO attributable to Boston Properties, Inc. for income (numerator) and shares/units (denominator) for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
	(in thousands)
Net income (loss) attributable to Boston Properties, Inc.	$(111,826)	$360,977
Add:
Noncontrolling interest—common units of the Operating Partnership	(12,626)	40,883
Noncontrolling interests in property partnerships	20,909	18,801
Net income (loss)	(103,543)	420,661
Add:
Depreciation and amortization	207,435	190,675
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,174)	(17,706)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,666	21,485
Corporate-related depreciation and amortization	(446)	(431)
Impairment losses included within loss on investment unconsolidated joint ventures (1)	272,603	—
Less:
Gain on investment included within loss from unconsolidated joint ventures (2)	35,756	—
Gains on sales of real estate	517	262,345
Unrealized loss on non-real estate investment	(51)	—
Noncontrolling interests in property partnerships	20,909	18,801
Funds from Operations (FFO) attributable to the Operating Partnership	326,410	333,538
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	326,410	333,538
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	33,522	33,687
Diluted FFO attributable to Boston Properties, Inc. (3)	$292,888	$299,851
___________
(1)During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively (See Note 5 to the Consolidated Financial Statements).
(2)On September 13, 2023, a joint venture in which we owned a 20% equity interest completed the first step of a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance, which was primarily due to excess distributions, and (ii) the removal of the property from our in-service portfolio (See Notes 5 and 14 of the Consolidated Financial Statements).
(3)BXP’s share of diluted Funds from Operations was 89.73% and 89.90% for the three months ended September 30, 2023 and 2022, respectively.

	Three months ended September 30,
	2023	2022
	shares/units (in thousands)
Basic Funds from Operations	174,882	174,416
Effect of Dilutive Securities:
Stock based compensation	389	379
Diluted Funds from Operations	175,271	174,795
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	18,002	17,662
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	157,269	157,133
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.73% and 89.90% for the three months ended September 30, 2023 and 2022, respectively.

BPLP
The following table presents a reconciliation of net income (loss) attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$(122,696)	$403,578
Add:
Noncontrolling interests in property partnerships	20,909	18,801
Net income (loss)	(101,787)	422,379
Add:
Depreciation and amortization	205,679	188,969
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,174)	(17,706)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,666	21,485
Corporate-related depreciation and amortization	(446)	(431)
Impairment losses included within loss on investment unconsolidated joint ventures (1)	272,603	—
Less:
Gain on investment included within loss from unconsolidated joint ventures (2)	35,756	—
Gains on sales of real estate	517	262,357
Unrealized loss on non-real estate investment	(51)	—
Noncontrolling interests in property partnerships	20,909	18,801
Funds from Operations attributable to Boston Properties Limited Partnership (3)	$326,410	$333,538
Weighted average shares outstanding—basic	174,882	174,416
 _______________
(1)During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively (See Note 5 to the Consolidated Financial Statements).
(2)On September 13, 2023, a joint venture in which we owned a 20% equity interest completed the first step of a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance, which was primarily due to excess distributions, and (ii) the removal of the property from our in-service portfolio (See Notes 5 and 14 of the Consolidated Financial Statements).

(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2020 MYLTIP Units).
The following tables presents a reconciliation of net income (loss) attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended September 30, 2023 and 2022:

	Three months ended September 30,
	2023	2022
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$(122,696)	$403,578
Add:
Noncontrolling interests in property partnerships	20,909	18,801
Net income (loss)	(101,787)	422,379
Add:
Depreciation and amortization	205,679	188,969
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,174)	(17,706)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	25,666	21,485
Corporate-related depreciation and amortization	(446)	(431)
Impairment losses included within loss on investment unconsolidated joint ventures (1)	272,603	—
Less:
Gain on investment included within loss from unconsolidated joint ventures (2)	35,756	—
Gains on sales of real estate	517	262,357
Unrealized loss on non-real estate investment	(51)	—
Noncontrolling interests in property partnerships	20,909	18,801
Funds from Operations attributable to Boston Properties Limited Partnership (3)	326,410	333,538
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$326,410	$333,538
_______________
(1)During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively (See Note 5 to the Consolidated Financial Statements).
(2)On September 13, 2023, a joint venture in which we owned a 20% equity interest completed the first step of a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance, which was primarily due to excess distributions, and (ii) the removal of the property from our in-service portfolio (See Notes 5 and 14 of the Consolidated Financial Statements).
(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2020 MYLTIP Units).

	Three months ended September 30,
	2023	2022
	shares/units (in thousands)
Basic Funds from Operations	174,882	174,416
Effect of Dilutive Securities:
Stock based compensation	389	379
Diluted Funds from Operations	175,271	174,795

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
During the three months ended September 30, 2023, we paid approximately $127.3 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended September 30, 2023, we and our unconsolidated joint venture partners incurred approximately $36.9 million of new tenant-related obligations associated with approximately 996,700 square feet of second generation leases, or approximately $37 per square foot. We signed approximately 59,100 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the third quarter of 2023, we signed leases for approximately 1.1 million square feet of space and incurred aggregate tenant-related obligations of approximately $59.9 million, or approximately $57 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Increases in interest rates can result in increased interest expense under our Revolving Facility, 2023 Unsecured Term Loan and other variable rate debt to the extent we do not have interest rate swaps in place to hedge the effect of such rate increases. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced. As of September 30, 2023, approximately $13.8 billion of these borrowings bore interest at fixed rates and therefore the fair value of these instruments is affected by changes in the market interest rates. The remaining $1.2 billion of outstanding borrowings bore interest at a variable rate. However, we entered into interest rate swaps, thus fixing the variability of the interest rate (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate contracts in place as of September 30, 2023 and their respective fair values). Therefore, as of September 30, 2023, we have no outstanding variable rate debt that has not been subject to an interest rate swap.
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
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of September 30, 2023.

	2023	2024	2025	2026	2027	2028+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(1,211)	$(4,843)	$(4,843)	$(4,843)	$2,297,138	$994,576	$3,275,974	$2,658,844
GAAP Average Interest Rate	—%	—%	—%	—%	3.64%	2.93%	3.42%
Variable Rate	—	—	—	—	—	—	—	—
	Unsecured debt, net
Fixed Rate	$—	$699,733	$848,409	$1,992,508	$744,555	$6,203,363	$10,488,568	$9,163,931
GAAP Average Interest Rate	—%	3.92%	3.35%	3.63%	6.92%	3.72%	3.91%
Variable Rate	—	1,197,173	—	—	—	—	1,197,173	1,195,007
Total Debt	$(1,211)	$1,892,063	$843,566	$1,987,665	$3,041,693	$7,197,939	$14,961,715	$13,017,782
At September 30, 2023, the weighted-average coupon/stated rates on the fixed rate debt stated above was 3.84% per annum. At September 30, 2023, our outstanding variable rate debt totaled $1.2 billion and all of it was subject to interest rate swaps. At September 30, 2023, the coupon/stated rate on our variable rate debt, including the effect of the interest rate swaps, was approximately 5.592% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $3.0 million and $9.0 million for the three and nine months ended September 30, 2023, respectively.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Boston Properties, Inc.
(a)During the three months ended September 30, 2023, BXP issued an aggregate of 79,076 shares of common stock in exchange for 79,076 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 6,836 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2023 – July 31, 2023	—		$—	N/A	N/A
August 1, 2023 – August 31, 2023	—		$—	N/A	N/A
September 1, 2023 – September 30, 2023	3,046	(1)	$53.80	N/A	N/A
Total	3,046		$53.80	N/A	N/A
___________
(1)Includes 561 shares of restricted common stock of BXP repurchased in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employees for such shares. Also Includes 2,485 shares of common stock of BXP surrendered by a certain employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.

Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2023, in connection with issuances of common stock by BXP pursuant to purchases under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of 9,750 common units to BXP in exchange for approximately $0.46 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1, 2023 – July 31, 2023	—		$—	N/A	N/A
August 1, 2023 – August 31, 2023	—		$—	N/A	N/A
September 1, 2023 – September 30, 2023	3,681	(1)	$44.56	N/A	N/A
Total	3,681		$44.56	N/A	N/A
___________
(1)Includes 561 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of certain employees’ employment with BXP and 635 LTIP units that were repurchased by BPLP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreement, such shares were repurchased at a price of $0.01 per share and such LTIP units were repurchased at a price of $0.25 per unit, which were the amounts originally paid by such employees for such shares and units. Also includes 2,485 common units previously held by BXP that were redeemed in connection with the surrender of shares of common stock of BXP by a certain employee to BXP to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)On November 4, 2023, the Company entered into an Amended and Restated Employment Agreement with Owen D. Thomas (the “Agreement”) pursuant to which Mr. Thomas will continue to serve as the Company’s Chief Executive Officer (“CEO”) through December 31, 2026. The term of Mr. Thomas’ previous Employment Agreement, dated April 2, 2018, ended June 30, 2023. The Agreement does not change Mr. Thomas’ base salary, target cash bonus or target total compensation for 2023.
The following is a summary of the material terms of the Agreement:
Term and Duties
(i)July 1, 2023 through December 31, 2026. There is no automatic renewal provision.

(ii)As CEO, Mr. Thomas reports directly to the Board of Directors (the “Board”), and he must devote substantially all of his working time and efforts to the performance of his duties.
(iii)The Board agreed to nominate Mr. Thomas for re-election to the Board for so long as he remains CEO, and Mr. Thomas has agreed to resign from the Board upon termination of employment.
(iv)Mr. Thomas may participate as an officer or director of, or advisor to, any organization that is not engaged in commercial real estate activities (e.g., Nareit) and engage in religious, charitable or other community activities, provided that they do not materially restrict his ability to fulfill his obligations to the Company as CEO. Mr. Thomas may also continue serving on the Board of Lehman Brothers Holdings Inc. and may engage in “Minority Interest Passive Investments,” which are defined as acquiring, holding and exercising the voting rights associated with an investment made through (1) a non-controlling, minority interest in an entity or (2) the lending of money, in either case with the purpose or intent of obtaining a return on such investment but without management of the property or business to which the investment directly or indirectly relates and without any business or strategic consultation by Mr. Thomas.
Compensation and Benefits
(i)Annual base salary of $950,000, subject to annual review and may be increased but not decreased in the discretion of the Compensation Committee of the Board (the “Compensation Committee”).
(ii)For each calendar year during the term, Mr. Thomas shall have the opportunity to earn an annual bonus based on the achievement of Company and individual performance goals and other criteria, as determined by the Compensation Committee. Mr. Thomas’ target annual bonus shall be $2,350,000, and such target may be increased but not decreased. The actual earned bonus may range from 0 to 150% of the target based on the Compensation Committee’s evaluation of the achievement of Company and individual performance goals and other criteria. The earned annual bonus for any calendar year shall be paid in cash no later than March 15 of the following calendar year. For the avoidance of doubt, if the term of the agreement ends on December 31, 2026, Mr. Thomas shall be entitled to receive his bonus for 2026, without any pro ration, notwithstanding that Mr. Thomas may no longer be employed by the Company on the date on which such bonuses for 2026 are paid in 2027.
(iii)For each calendar year during the term, Mr. Thomas will be eligible to participate in the Company’s long-term incentive program, with the target amount of equity granted to be determined at the discretion of the Compensation Committee based on Company and individual performance and competitive peer group information. Equity awards may be provided in the form of stock options, restricted stock, restricted stock units and/or long-term incentive units of partnership interest in BPLP and may be subject to time-based or performance-based vesting, or both, as determined in the discretion of the Compensation Committee.
(iv)Mr. Thomas is eligible to participate in all of the Company’s employee benefit plans and programs as in effect from time to time for the Company’s senior executive employees, including medical/dental insurance, life insurance, disability insurance and deferred compensation plans.
(v)Mr. Thomas is entitled to the use of a Company-owned or leased automobile, a benefit he has declined every year since becoming CEO.
(vi)The Company has agreed to pay Mr. Thomas’ reasonable advisor fees (legal and tax) incurred in connection with the Agreement, up to a maximum of $25,000.
Severance Benefits and Retirement Eligibility
(i)Mr. Thomas’ employment with the Company is at-will, but his employment agreement provides for certain payments and benefits to him upon his separation from the Company in certain circumstances, including the following:

(1)If the employment of Mr. Thomas is terminated by the Company without Cause or by Mr. Thomas for Good Reason not in connection with a Change in Control, then Mr. Thomas will be entitled to a severance amount equal to two times the sum of (x) his base salary plus (y) the amount of his cash bonus, if any, received in respect of the immediately preceding year (but not less than his target bonus). Mr. Thomas is also entitled to a pro rata target bonus for the year of termination and an additional 24 months of vesting in his time-based equity awards, acceleration of vesting of his performance-based awards to the extent provided in the relevant award agreements, and, subject to payment of premiums at the active employees’ rate, may also participate in the Company’s health plan for up to 24 months. Receipt of these payments and benefits (other than the prorated target bonus) is subject to Mr. Thomas executing a general release of claims against the Company.
(2)If the employment of Mr. Thomas is terminated by the Company without Cause or by Mr. Thomas for Good Reason upon or within 24 months after a Change in Control of the Company, then Mr. Thomas will be entitled to his pro rata target cash bonus for the year of termination and a lump sum severance amount equal to three times the sum of (x) his base salary plus (y) the amount of his average annual cash bonus for the three calendar years preceding the change in control (or his target bonus, if greater). Mr. Thomas will also be entitled to full vesting of his time-based equity awards, acceleration of vesting of his performance-based awards to the extent provided in the relevant award agreements, 36 months of financial counseling, tax preparation assistance and outplacement counseling, and, subject to payment of premiums at the active employees’ rate, may also participate in the Company’s health plan for up to 36 months.
(ii)Because Mr. Thomas is at least 62 years of age and has completed at least ten (10) years of employment with the Company, Mr. Thomas is deemed to have satisfied the requirements for retirement eligibility and, as a result, the Agreement provides that his time-based equity awards, whether currently outstanding or granted in the future, shall be deemed to be fully vested and performance-based equity awards that are earned will vest in full (without any proration of the award based on service time). In addition, upon a Qualified Retirement, Mr. Thomas shall be entitled to a prorated portion of his annual bonus for the year in which he retires.
(iii)Mr. Thomas is not entitled to participate in any of the Company’s change in control severance plans and he is not entitled to receive any tax gross-up payments. In the event that any payment or benefit to be paid or provided to Mr. Thomas would be subject to the golden parachute excise tax under Section 280G of the Internal Revenue Code, the payments and benefits will be reduced to the extent necessary to avoid the imposition of the excise tax if doing so would result in a greater after-tax benefit to Mr. Thomas.
(iv)The expiration of Mr. Thomas’ agreement on December 31, 2026 (1) will not constitute or result in a termination of employment by the Company without Cause or termination of employment by Mr. Thomas for Good Reason, and the severance provisions (other than retirement eligibility and related benefits) shall not apply, and (2) will constitute a Qualified Retirement. In addition, notwithstanding the expiration of the term on December 31, 2026 and consistent with the Company’s historical practice in respect of retiring executives, in 2027 Mr. Thomas shall receive an annual equity incentive award(s) in respect of services provided during calendar year 2026, and the terms and conditions of such awards, including the grant date target value and, generally, the type(s) of awards, shall be determined in the discretion of the Compensation Committee.
Restrictive Covenants
(i)While he is an officer and until the later of (1) one year after the termination of his employment for any reason or (2) the latest date of full vesting of any performance-based equity award, Mr. Thomas is prohibited from:

(ii)participating as a significant owner or performing services in a senior leadership position of any business that owns, develops and manages primarily commercial office space real estate property at the time of termination of his employment; or
(iii)intentionally interfering with the Company’s relationships with certain of its tenants or employees, either for himself or any other business, person or entity.
(iv)The non-competition covenant shall not apply if Mr. Thomas’ employment is terminated following a Change in Control.
(v)Mr. Thomas is also subject to confidentiality requirements and post-termination litigation and regulatory cooperation obligations.
The terms “Cause,” “Change in Control,” “Good Reason” and “Qualified Retirement” have the meanings set forth in the Agreement. The foregoing summary of the Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Agreement, which is included as Exhibit 10.1 hereto and incorporated herein by reference.
(b)None.
(c)During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6—Exhibits.
(a)Exhibits

10.1*	—	Amended and Restated Employment Agreement by and between Boston Properties, Inc. and Owen D. Thomas and dated November 4, 2023 (Filed herewith.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*.). (Filed herewith.)

	*	Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES, INC.

November 7, 2023	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

November 7, 2023	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)