Form 10-K
period 2023-12-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2024-02-27
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Boston Properties, Inc.:    Yes  ☐   No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the 156,498,046 shares of Common Stock held by non-affiliates of Boston Properties, Inc. was $9,012,722,469 based upon the last reported sale price of $57.59 per share on the New York Stock Exchange on June 30, 2023. (For this computation, Boston Properties, Inc. has excluded the market value of all shares of Common Stock reported as beneficially owned by executive officers and directors of Boston Properties, Inc.; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of Boston Properties, Inc.).
As of February 20, 2024, there were 157,010,980 shares of Common Stock of Boston Properties, Inc. outstanding.
Because no established market for common units of limited partnership of Boston Properties Limited Partnership exists, there is no market value for such units.
Certain information contained in Boston Properties Inc.’s Proxy Statement relating to its Annual Meeting of Stockholders to be held May 22, 2024 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. Boston Properties, Inc. intends to file such Proxy Statement with the Securities and Exchange Commission not later than 120 days after the end of its fiscal year ended December 31, 2023.

EXPLANATORY NOTE
This report combines the Annual Reports on Form 10-K for the fiscal year ended December 31, 2023 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of December 31, 2023, BXP owned an approximate 89.4% ownership interest in BPLP. The remaining approximate 10.6% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $242.9 million, or 1.2% at December 31, 2023, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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
•Market and economic volatility due to adverse economic and geopolitical conditions, health crises or dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
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
•We face potential adverse effects from major clients’ bankruptcies or insolvencies.
•Our actual costs to develop properties may exceed our budgeted costs.
•Our use of joint ventures may limit our control over and flexibility with jointly owned investments and other assets we may wish to acquire.
•We face risks associated with the use of debt to fund acquisitions and developments, including refinancing risk.
•Sustained increases in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to re-finance existing debt or sell assets on favorable terms or at all.
•Covenants in our debt agreements could adversely affect our financial condition.
•Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
•We face risks associated with security breaches, incidents, and compromises through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
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

PART I

Item 1. Business

General
BXP, a Delaware corporation, is a fully integrated, self-administered and self-managed REIT, and is one of the largest publicly-traded office REITs (based on total market capitalization as of December 31, 2023) in the United States that develops, owns and manages primarily premier workplaces. BXP was formed in 1997 to succeed the real estate development, redevelopment, acquisition, management, operating and leasing businesses associated with the predecessor company founded by Mortimer B. Zuckerman and Edward H. Linde in 1970.
Our properties are concentrated in six dynamic gateway markets—Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. At December 31, 2023, we owned or had joint venture interests in a portfolio of 188 commercial real estate properties, aggregating approximately 53.3 million net rentable square feet of primarily premier workplaces, including 10 properties under construction/redevelopment totaling approximately 2.7 million net rentable square feet. As of December 31, 2023, our properties consisted of:
•167 office and life sciences properties (including seven properties under construction/redevelopment);
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
Our internet address is http://www.bxp.com. On our website, you can obtain free copies of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or the SEC. You may also obtain BXP’s and BPLP’s reports by accessing the EDGAR database at the SEC’s website at http://www.sec.gov, or we will furnish an electronic or paper copy of these reports free of charge upon written request to: Investor Relations, Boston Properties, Inc., Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199. “Boston Properties” is a registered trademark, BXP is a registered trademark, and the “bxp” logo is a registered trademark, in all cases, owned by BPLP.
Boston Properties Limited Partnership
BPLP is a Delaware limited partnership organized in 1997, and the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner of BPLP and, as of February 20, 2024, the owner of approximately 89.1% of the economic interests in BPLP. Economic interest was calculated as the number of common partnership units of BPLP owned by BXP as a percentage of the sum of (1) the actual aggregate number of outstanding common partnership units of BPLP and (2) the number of common units issuable upon conversion of all outstanding long term incentive plan units of BPLP (“LTIP Units”), for which all performance conditions have been satisfied for such conversion. We exclude from (1) and (2) above other LTIP Units issued in the form of Multi-Year Long-Term Incentive Plan Awards in

2022 or later (“MYLTIP Awards”), which remain subject to performance conditions. An LTIP Unit is generally the economic equivalent of a share of BXP’s restricted common stock, although LTIP Units issued in the form of MYLTIP Awards are only entitled to receive one-tenth (1/10th) of the regular quarterly distributions (and no special distributions) prior to being earned.
Transactions During 2023
Acquisition
On December 14, 2023, we acquired our joint venture partner’s 45% interest in the joint venture entity that owns Santa Monica Business Park located in Santa Monica, California. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 75 years remaining, including renewal periods. The ground lease provides the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years (See Note 4 to the Consolidated Financial Statements). The property is subject to existing mortgage indebtedness of $300.0 million that bears interest at a variable rate equal to the Secured Overnight Financing Rate (“SOFR”) plus 1.38% per annum and matures on July 19, 2025. Upon acquisition, BPLP assumed interest rate swap contracts with notional amounts aggregating $300.0 million to fix SOFR, the reference rate for the mortgage loan, at a weighted-average fixed interest rate of approximately 2.679% per annum for a period that ends on April 1, 2025. These interest rate swap contracts were entered into to reduce the exposure to the variability in future cash flows attributable to changes in the interest rate associated with the mortgage loan (See Notes 7 and 8 to the Consolidated Financial Statements). The acquisition was completed for a gross purchase price of $38.0 million, and we acquired net working capital, including cash and cash equivalents of approximately $20 million. Prior to the acquisition, we had a 55% interest in the joint venture and accounted for it under the equity method of accounting. The acquisition resulted in our full ownership of the joint venture such that we now account for its assets, liabilities and operations on a consolidated basis in our financial statements (See Note 3 to the Consolidated Financial Statements).
Developments/Redevelopments
As of December 31, 2023, we had 10 properties under construction/redevelopment, which we expect will total approximately 2.7 million net rentable square feet when completed. We estimate our share of the aggregate total investment to complete these projects is approximately $2.4 billion, of which approximately $1.3 billion remained to be invested as of December 31, 2023. The total development pipeline, inclusive of office, laboratory/life sciences and retail developments, but excluding Skymark - Reston Next Residential, is 53% pre-leased as of February 20, 2024. For a detailed list of the properties under construction/redevelopment see “Liquidity and Capital Resources” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
On January 5, 2023, we commenced the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. Concurrently with the commencement of this project, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of this project. 290 Binney Street is 100% pre-leased to AstraZeneca. There can be no assurance that we will complete development of the project on the terms and schedule currently contemplated or at all. On November 13, 2023, we entered into agreements to sell a 45% interest in each of 290 Binney Street and 300 Binney Street to an institutional investor (see below transaction for disclosures concerning 300 Binney Street). This interest sale of 290 Binney Street is expected to close in 2024. There can be no assurance that we will complete the interest sale of 290 Binney Street on the terms currently contemplate or at all.
On January 30, 2023, we commenced the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts. 300 Binney Street consisted of an approximately 195,000 net rentable square foot premier workplace that is being redeveloped into approximately 236,000 net rentable square feet of laboratory/life sciences space. BXP and BPLP recognized approximately $11.0 million of depreciation expense during the year ended December 31, 2023 associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. The project is 100% pre-leased to the Broad Institute. On November 13, 2023, we entered into agreements to sell a 45% interest in each of 290 Binney Street and 300 Binney Street to an institutional investor (see above transaction for disclosures concerning 290 Binney Street). Upon entry into each of the agreements, we completed the sale of a 45% interest in 300 Binney Street. The institutional investor funded approximately $212.9 million in cash at closing for its investment in 300 Binney Street, including future costs to fund completion of the development project. We will retain a 55% ownership interest in the joint venture and fund all remaining costs of the development (See Note 10 to the Consolidated Financial Statements).
On April 29, 2023, we completed and fully placed in-service 2100 Pennsylvania Avenue, a premier workplace project with approximately 476,000 net rentable square feet located in Washington, DC.
On June 1, 2023, we completed and fully placed in-service View Boston observatory at The Prudential Center, a redevelopment of the top three floors of 800 Boylston Street - The Prudential Center, located in Boston, Massachusetts. View Boston observatory at The Prudential Center consists of approximately 63,000 net rentable square feet of retail, including food and beverage, and observation space.
On July 20, 2023, we completed and fully placed in-service 140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts. The property is the first net-zero, carbon-neutral office repositioning of its scale in Massachusetts.
On September 26, 2023, we partially placed in-service 180 CityPoint, an approximately 329,000 net rentable square feet laboratory/life sciences project located in Waltham, Massachusetts.
On October 5, 2023, we partially placed in-service 103 CityPoint, an approximately 113,000 net rentable square feet laboratory/life sciences project located in Waltham, Massachusetts.
On November 30, 2023, we elected to suspend redevelopment on 105 Carnegie Center located in Princeton, New Jersey and as a result ceased capitalization on the project. 105 Carnegie Center was a premier workplace that consisted of approximately 70,000 net rentable square feet that was being redeveloped into approximately 73,000 net rentable square feet of laboratory/life sciences space.
Leases
On August 1, 2023, a consolidated joint venture in which we have a 55% interest executed an up to 99-year ground lease with the Metropolitan Transportation Authority for an approximately 25,000 square foot site, the 343 Madison Avenue project in New York City. The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement of up to $117.0 million for the cost of the construction of Phase 1 (See Notes 4 and 10 to the Consolidated Financial Statements). There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms currently contemplated or at all.
Secured Debt
On October 26, 2023, we closed on a mortgage loan collateralized by our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts. The mortgage loan has a principal amount of $600.0 million, bears interest at a variable rate of Daily Compounded SOFR plus 2.25% per annum and matures on October 26, 2028. On December 7, 2023, BPLP entered into interest rate swap contracts with notional amounts aggregating $600.0 million to fix Daily Compounded SOFR, the reference rate for the mortgage, at a weighted-average fixed interest rate of 3.7925% for the period commencing on December 15, 2023 and ending on October 26, 2028, for an all-in rate of 6.04% per annum (See Notes 7 and 8 to the Consolidated Financial Statements). BPLP entered into these interest rate swap contracts to reduce its exposure to the variability in future cash flows attributable to changes in the interest rate associated with this mortgage loan. 325 Main Street, 355 Main Street and 90 Broadway are three premier workplaces that aggregate approximately 898,000 net rentable square feet.
Unsecured Debt
On January 4, 2023, BPLP entered into an unsecured credit agreement which provided for a single borrowing of up to $1.2 billion (the “2023 Unsecured Term Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the $730.0 million unsecured term loan drawn by BPLP in May 2022 (the “2022 Unsecured Term Loan”), which was scheduled to mature on May 16, 2023. There was no prepayment penalty associated with the repayment of the 2022 Unsecured Term Loan. Under the credit agreement, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan matures on May 16, 2024, with one 12-month extension option, subject to customary conditions.
As of December 31, 2023, the 2023 Unsecured Term Loan bore interest at a rate equal to adjusted Term SOFR plus 0.85%. On May 2, 2023, BPLP executed interest rate swaps in notional amounts aggregating $1.2 billion. These interest rate swaps were entered into to fix Term SOFR, the reference rate, at a weighted-average interest rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024 (See Notes 7 and 8 to the Consolidated Financial Statements). At December 31, 2023, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan.
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
On June 1, 2023, BPLP amended its $1.5 billion unsecured credit facility (the “2021 Credit Facility”) to replace the London interbank offered rate (“LIBOR”)-based daily floating rate option with a SOFR-based daily floating rate option and to add options for SOFR-based term floating rates and rates for alternative currency loans. In addition, the amendment added a SOFR credit spread adjustment of 0.10%. On September 28, 2023, BPLP exercised the accordion feature of the 2021 Credit Facility which allowed BPLP to increase the total commitment by up to $500.0 million, subject to syndication of the increase and other conditions (the “Accordion”). BPLP exercised a portion of the Accordion with three new lenders to the 2021 Credit Facility (“New Lenders”). Each of the New Lenders entered into a lender agreement with BPLP to provide an aggregate of $315.0 million in additional revolving credit commitments, which increased the maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. All other terms of the 2021 Credit Facility remain unchanged (See Note 7 to the Consolidated Financial Statements).
On September 1, 2023, BPLP completed the repayment of $500.0 million in aggregate principal amount of its 3.125% unsecured senior notes due September 1, 2023. The repayment price was approximately $507.8 million, which was equal to the stated principal plus approximately $7.8 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
Equity Transactions
During the year ended December 31, 2023, BXP acquired an aggregate of 102,699 common units of limited partnership interest, including a total of 94,863 common units issued upon the conversion of LTIP Units, 2012 outperformance plan awards (“2012 OPP Units”) and 2013 - 2017 multi-year, long-term incentive program awards, presented by the holders for redemption, in exchange for an equal number of shares of BXP common stock.
Investments in Unconsolidated Joint Ventures
On January 31, 2023, we acquired a 50% interest in a joint venture that owns 13100 and 13150 Worldgate Drive located in Herndon, Virginia for a gross purchase price of approximately $17.0 million. The acquisition was completed with available cash. 13100 and 13150 Worldgate Drive consists of two vacant office buildings aggregating approximately 350,000 rentable square feet and a 1,200-space structured parking deck situated on a 10-acre site. The joint venture intends to redevelop the property for residential use. There can be no assurance that the joint venture will commence the development as currently contemplated or at all.
On April 21, 2023, a joint venture in which we own a 50% interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. Prior to the extension, the loan had a total commitment amount of approximately $252.6 million, bore interest at a variable rate equal to LIBOR plus 1.25% per annum and was scheduled to mature on April 26, 2023, with two, one-year extension options, subject to certain conditions. The extended loan continued to bear interest at LIBOR plus 1.25% per annum through June 1, 2023 after which, the interest rate was converted to a variable rate equal to Term SOFR plus 1.35% per annum. The extended loan now matures on April 26, 2024, with a one-year extension option, subject to certain conditions (See Note 17 to the Consolidated Financial Statements). 7750 Wisconsin Avenue is a premier workplace with approximately 736,000 net rentable square feet located in Bethesda, Maryland.

On June 5, 2023, a joint venture in which we own a 30% interest repaid the existing construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. At the time of the repayment, the outstanding balance of the loan totaled approximately $105.0 million and the loan was scheduled to mature on June 6, 2023. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. Our portion of the mortgage loans, $10.5 million, has been reflected as a Related Party Note Receivable on our Consolidated Balance Sheets. We have recognized interest income of approximately $0.6 million for the year ended December 31, 2023. 500 North Capitol Street, NW is an approximately 231,000 net rentable square foot premier workplace in Washington, DC.
On June 28, 2023, a joint venture in which we own a 25% interest exercised an option to extend by 30 days the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the loan had an outstanding balance of $80.0 million, bore interest at a variable rate equal to LIBOR plus 3.50% per annum and was scheduled to mature on July 13, 2023, with two extension options (30 days and 180 days, respectively), subject to certain conditions. Following the extension, the modified loan was scheduled to mature on August 13, 2023, with one 180-day extension option, subject to certain conditions. The extended loan continued to bear interest at a variable rate equal to LIBOR plus 3.50% per annum for the period from June 28, 2023 through July 6, 2023. For the period commencing on July 7, 2023 through the maturity date, the modified loan bears interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum. On August 11, 2023, the joint venture exercised its second extension option of 180-days. The extended loan now matures on February 9, 2024 (See Note 17 to the Consolidated Financial Statements). As of December 31, 2023, the loan had approximately $28.0 million of accrued interest due at the maturity date. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
On July 28, 2023, a joint venture in which we have a 50% interest modified and exercised an option to extend by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the modification and extension, the loan had an outstanding balance totaling approximately $340.6 million, bore interest at Term SOFR plus 1.60% per annum, and was scheduled to mature on September 5, 2023. Following the modification and extension, the loan had an outstanding balance of $336.6 million, which included an approximately $4.0 million principal repayment, bears interest at Term SOFR plus 1.48% per annum, and matures on September 5, 2024, with an additional one-year extension option, subject to certain conditions. 100 Causeway Street is an approximately 634,000 net rentable square foot premier workplace located in Boston, Massachusetts and is approximately 95% leased.
On September 1, 2023, a joint venture in which we have a 49% interest completed and fully placed in-service 751 Gateway, an approximately 231,000 net rentable square foot laboratory/life sciences project in South San Francisco, California. The property is 100% leased.
On September 6, 2023, a joint venture in which we have a 50% interest modified the loan collateralized by its Hub on Causeway - Podium property. At the time of the modification, the loan had an outstanding balance of approximately $174.3 million, bore interest at Term SOFR plus 2.35% per annum, and was scheduled to mature on September 6, 2023. Following the modification, the modified loan had an outstanding balance of $154.3 million, which included an approximately $20.0 million principal repayment, bore interest at Daily SOFR plus 2.50% per annum, and matures on September 8, 2025, with a one-year extension option, subject to certain conditions. On September 8, 2023, the joint venture entered into interest rate swap contracts with notional amounts aggregating approximately $154.3 million through September 2, 2025, resulting in a fixed interest rate of approximately 7.35% per annum through the expiration of the interest rate swap contracts. The Hub on Causeway - Podium is an approximately 383,000 net rentable square foot premier workplace located in Boston, Massachusetts and is approximately 94% leased.
On September 13, 2023, a joint venture in which we owned a 20% equity interest completed the first step of a two-step restructuring of its ownership in Metropolitan Square. Step one of the restructuring resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which resulted in the recognition of a gain on investment of approximately $35.8 million related to our deficit investment balance, and (ii) the removal of the property from our in-service portfolio. On October 2, 2023, step two of the restructuring was completed and included (i) the sale of the property and assignment of the outstanding mortgage to the new owner, and (ii) the closing of a new mezzanine loan where we are a co-lender of up to $20.0 million (“New Mezz Loan”). The New Mezz Loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of December 31, 2023, we have funded approximately $1.7 million. In addition, we will continue to provide property management and leasing services to the property with the potential to earn additional incentive fees. Metropolitan Square is an approximately 657,000 net rentable square foot premier workplace located at 655 15th Street, NW in the heart of downtown Washington, DC.
On October 31, 2023, a joint venture in which we have a 50% interest modified the lease of a third-party hotel developer/operator at its Hub on Causeway – Hotel Air Rights property. The third-party hotel developer/operator paid $4.5 million in connection with this modification to fulfill its obligation to repay the joint venture’s investment. This modification resulted in a reassessment of the lease classification per Accounting Standards Codification (“ASC”) 842. Based on this reassessment this lease was reclassified as a sales-type lease. The joint venture recorded a sales-type lease receivable of approximately $18.6 million. In addition, the joint venture recorded a gain on sales-type lease of approximately $2.7 million associated with the derecognition of the asset.
On December 14, 2023, we completed the acquisition of our joint venture partner’s 45% ownership interest in the joint venture that owns Santa Monica Business Park for a purchase price of $38.0 million, and we acquired net working capital, including cash and cash equivalents of approximately $20 million (see “Acquisition” above). Prior to the acquisition, we had a 55% ownership interest in the joint venture and accounted for it under the equity method of accounting. The acquisition resulted in us having full ownership of the joint venture such that we now account for the assets, liabilities, and operations of it on a consolidated basis in our financials statements instead of under the equity method of accounting and as a result we recognized a gain on consolidation of approximately $29.9 million.
On December 14, 2023, we completed the acquisition of our joint venture partner’s approximate 29% ownership interest in the joint venture that owns 360 Park Avenue South for a purchase price of $1, increasing our ownership in the joint venture to approximately 71%. We also assumed the partner’s share of the joint venture’s cash and working capital aggregating approximately $25.4 million, as well as the partner’s share of the outstanding $220.0 million mortgage debt. 360 Park Avenue South, a 20-story, approximately 450,000 square foot premier workplace, is currently under re-development.
During the year ended December 31, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively (See Note 6 to the Consolidated Financial Statements).
Noncontrolling Interest
On July 28, 2023, we entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. Prior to the formation of the joint venture, we and the institutional investor were engaged in a collaborative arrangement. We own a 55% interest in the joint venture and our partner owns a 45% interest, and we will provide customary development, property management, and leasing services. The joint venture partner contributed approximately $4.8 million in cash and $17.5 million in improvements and prepaid ground rent for its 45% ownership interest in the joint venture. We contributed approximately $5.9 million in cash and $21.4 million in improvements and prepaid ground rent for our 55% ownership interest in the joint venture (See Note 4 to the Consolidated Financial Statements).
Stock Option and Incentive Plan
On January 25, 2023, BXP’s Compensation Committee approved a new equity-based, multi-year, long-term incentive program (the “2023 MYLTIP”) as a performance-based component of our overall compensation program under the Boston Properties, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP, effective February 7, 2023. Under ASC 718 “Compensation - Stock Compensation,” the 2023 MYLTIP awards have an aggregate value of approximately $13.1 million, which amount will generally be amortized into earnings under the graded vesting method (See Note 15 to the Consolidated Financial Statements).
On February 3, 2023, the measurement period for our 2020 MYLTIP awards ended and, based on BXP’s relative TSR performance, the final payout was determined to be 50% of target, or an aggregate of approximately $3.8 million (after giving effect to employee separations). As a result, an aggregate of 152,460 2020 MYLTIP Units that had been previously granted were automatically forfeited.

Business and Growth Strategies
Business Strategies
Our primary business objective is to maximize return on investment to provide our investors with the greatest possible total return at all points of the economic cycle. Our strategies to achieve this objective are:
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
•to explore joint venture or lending opportunities with existing property owners located in desirable locations, who seek to benefit from the depth of development and management expertise we are able to provide and our access to capital;
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
Growth Strategies
External Growth Strategies
We believe that our development experience, our organizational depth, utilization of our joint venture partner relationships and our balance sheet position us to continue to selectively develop a range of premier workplaces, including high-rise urban developments, mixed-use developments (including office, residential and retail), low-rise suburban office properties and life sciences space, within budget and on schedule. We believe we are also well-positioned to achieve external growth through acquisitions. Other factors that contribute to our competitive position include:

•our control of sites (including sites under contract or option to acquire) in our markets that could support approximately 18.9 million additional square feet of new development;
•our reputation gained through 54 years of successful operations and the stability and strength of our existing portfolio of properties;
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
Opportunities to execute our external growth strategy fall into three categories:
•Development in selected submarkets. We believe the selected development of well-positioned premier workplaces, including office, life sciences, residential buildings and mixed-use complexes may be justified in our markets. We believe in acquiring land after taking into consideration timing factors relating to economic cycles and in response to market conditions that allow for its development at the appropriate time. While we purposely concentrate in markets with high barriers-to-entry, we have demonstrated throughout our 54-year history, an ability to make carefully timed land acquisitions in submarkets where we can become one of the market leaders in establishing rent and other business terms. We believe that there are opportunities at key locations in our existing and other markets for a well-capitalized developer to acquire land or buildings with development or redevelopment potential.
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
•Acquisition of assets and portfolios of assets from institutions, including lenders, or individuals. We believe that due to our size, management strength and reputation, we are well positioned to acquire portfolios of assets or individual properties from institutions or individuals if valuations meet our criteria. In addition, we believe that our market knowledge and our liquidity and access to capital may provide us with a competitive advantage when pursuing acquisitions. Opportunities to acquire properties may also come through the purchase of first mortgage or mezzanine debt. We are also able to appeal to sellers wishing to contribute on a tax-deferred basis their ownership of property for equity in a diversified real estate operating company that offers liquidity through access to the public equity markets in addition to a quarterly distribution. Our ability to offer common and preferred units of limited partnership in BPLP to sellers who would otherwise recognize a taxable gain upon a sale of assets for cash or BXP’s common stock may facilitate these types of acquisitions on a tax-efficient basis. Existing promulgated Treasury regulations may limit the tax benefits previously available to sellers in some variations of these transactions.

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
The weighted-average lease term of our in-place leases based on square feet, including leases signed by our unconsolidated joint ventures, was approximately 7.8 years at December 31, 2023, and we continue to cultivate long-term leasing relationships with a diverse base of high-quality, financially stable clients. In 2023, we executed approximately 4.2 million square feet of leases with a weighted-average lease term of 8.2 years. Based on leases in place at December 31, 2023, leases with respect to approximately 5.8% of the total square feet in our portfolio, including unconsolidated joint ventures, will expire in calendar year 2024.
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
Sustainability
Our Strategy
We actively work to promote our growth and operations sustainably and responsibly across our six dynamic gateway markets. BXP’s sustainability strategy is to conduct our business, the development, ownership and operation of new and existing buildings, in a manner that contributes to positive economic, social and environmental outcomes for our clients, shareholders, employees and the communities we serve. Our investment philosophy is shaped by our core strategy of long-term ownership and our commitment to our communities and the centers of commerce and civic life that make them thrive. We are focused on developing and maintaining healthy, high-performance buildings, while simultaneously mitigating operational costs and the potential external impacts of energy, water, waste, greenhouse gas (“GHG”) emissions and climate change. Positive social impact is also of great importance to BXP and our employees, which is exhibited by our commitments to charitable giving, volunteerism, public realm investments and promoting diversity, equity and inclusion in the workplace and our communities. Through these efforts, we demonstrate that operating and developing commercial real estate can be conducted with a conscious regard for the environment and broader society while mutually benefiting our stakeholders.
Sustainability Leadership
We continue to address the needs of our stakeholders by making efforts to maintain and improve our performance across three pillars: climate action, climate resilience and social good. BXP is a widely recognized industry leader in sustainability, and our 2023 highlights include:
•BXP ranked among the top real estate companies in the GRESB assessment, earning an eighth consecutive 5-star rating. 2023 was the twelfth consecutive year that BXP earned the GRESB “Green Star” designation
•BXP maintained an MSCI rating of “AA” and a CDP score of “B”
•BXP was named to Newsweek’s America’s Most Responsible Companies in 2024 for the fourth consecutive year. BXP ranked 58th overall out of the 600 companies and received the highest environmental score within the Real Estate industry
•BXP was named a member of the Dow Jones Sustainability Index (DJSI) North America for the third consecutive year. BXP was one of seven real estate companies that qualified and the only office REIT in the index, scoring in the 94th percentile of the real estate companies assessed for inclusion
•BXP was recognized at the Bronze Level by Commercial Property Executive for “Best ESG Program”
•BXP was named an ENERGY STAR Partner of the Year – Sustained Excellence Award Winner
•BXP continued its tenure as an inaugural Platinum Level Green Lease Leader by the Institute for Market Transformation and the U.S. Department of Energy
Our leadership position is due, in part, to our establishment of environmental goals, the periodic reporting of progress toward our goals and the achievement of these goals. We have publicly adopted energy, emissions, water, building certification and waste goals that establish targets aligned with the United Nations Sustainable Development Goals. As of the end of 2022, the combined impacts of efficiency measures and renewable energy consumption resulted in a 39% decrease in energy use intensity and over 70% reduction in Scope 1 and Scope 2 GHG emissions intensity below a 2008 base year. We have also aligned our emissions reduction targets with climate science and in 2020 became the first North American office REIT to establish an emissions reduction target ambition in line with a 1.5°C trajectory, the most ambitious designation available at the time of submission under the Science Based Targets initiative. In April 2021, we affirmed our commitment to achieving carbon-neutral operations (for direct and indirect Scope 1 and Scope 2 GHG emissions) by 2025 from our occupied and actively managed buildings where we have operational control. BXP’s carbon-neutral goal progress and key performance indicator data is updated annually in our Sustainability and Impact Report, published in April.

We are focused on developing, owning and operating healthy and high-performance buildings. BXP is a corporate member of the U.S. Green Building Council® (“USGBC”) and has a long history of green buildings under USGBC’s Leadership in Energy and Environmental Design™ (LEED®) rating system. As of December 31, 2023, we had LEED-certified 33.4 million square feet of our total in-service portfolio, of which 92% was certified at the highest Gold and Platinum levels. In 2018, we announced a partnership with a leading healthy building certification system, Fitwel, to support healthy building design and operational practices across our portfolio, becoming a Fitwel Champion. We completed our Fitwel Champion commitments and have added 25.0 million square feet of Fitwel-certified buildings across our total in-service portfolio since 2018.
Sustainability Accounting Standards Board (“SASB”) Disclosures
The Real Estate Sustainability Accounting Standard issued by SASB in 2018 proposed sustainability accounting metrics designed for disclosure in mandatory filings, such as the Annual Report on Form 10-K, and serves as the framework against which we have aligned our disclosures for sustainability information. The recommended energy and water management activity metrics for the real estate industry include energy consumption data coverage as a percentage of floor area (“Energy Intensity”); percentage of the eligible portfolio that is certified ENERGY STAR® (“ENERGY STAR certified”); total energy consumed by portfolio area (“Total Energy Consumption”); water withdrawal as a percentage of total floor area (“Water Intensity”); and total water withdrawn by portfolio area (“Total Water Consumption”). Our energy and water data is collected from utility bills and submeters and is assured by an independent, third-party assurance expert, which includes all 2022 SASB energy and water metrics. For more information on the independent, third-party assurance expert and the methodology used to assure the data, refer to “Reporting” below. During the 2022 calendar year, 47 buildings representing 43% of our eligible portfolio were ENERGY STAR certified. A licensed professional has verified all ENERGY STAR applications.
The charts below detail our Energy Intensity, Total Energy Consumption, Water Intensity and Total Water Consumption for 2015 through 2022 for which data were available on occupied and actively managed buildings where we had operational control.1,2,3,4,5,6

Energy
Energy Use Intensity (kBtu/SF)
85
80
75
70
65
60
55
50
900,000
850,000
800,000
750,000
700,000
650,000
600,000
550,000
500,000
450,000
400,000
Total Energy Consumption (MWh)
2015
2016
2017
2018
2019
2020
2021
2022
Total Energy Use (MWh)
Energy Use Intensity (kBtu/SF)

Water
Water Use Intensity (gallons/SF)
17
15
13
11
9
7
5
Total Water Consumption (gallons)
600,000
550,000
500,000
450,000
400,000
350,000
300,000
250,000
200,000
2015
2016
2017
2018
2019
2020
2021
2022
Total Water Use (kgals)
Water Use Intensity (gallons/SF)

_______________
(1)Full 2023 calendar year energy and water data will not be available and assured by a third party until April 22, 2024. Therefore, 2022 is the most recent year for which complete and third-party assured energy and water data is available.
(2)The charts reflect the performance of our occupied and actively managed portfolio. We define “occupied buildings” as those with no more than 50% vacancy. Actively managed buildings are those over which we have operational control of building system performance and investment decisions. At the end of the 2022 calendar year, our occupied and actively managed portfolio included 96 buildings totaling 42.8 million gross square feet, and it accounted for approximately 77% of BXP’s total in-service portfolio by area.
(3)Floor area is considered to have complete energy consumption data coverage when we obtain energy consumption data (i.e., energy types and amounts consumed) for all types of energy consumed in the relevant floor area during the calendar year, regardless of when such data was obtained.
(4)The scope of energy includes energy purchased from sources external to us and our clients or produced by us or our clients and energy from all sources, including fuel, gas, electricity and steam. Energy use intensity (kBtu/SF) has been weather-normalized.
(5)Water sources include surface water (including water from wetlands, rivers, lakes and oceans), groundwater, rainwater collected directly and stored by BXP, municipal water supplies or supply from other water utilities.

(6)2020 and 2021 data reflect the combined impacts of efficiency measures, renewable energy and reduced physical occupancy due to the COVID-19 pandemic. Occupancy was not significantly reduced in 2022.
Climate Resilience
As a long-term owner and active manager of real estate assets in operation and under development, we take a long-term view of climate change risks and opportunities. We are focused on understanding how climate change may impact the performance of our portfolio and the steps we can take to increase climate resilience. We continue to evaluate the potential risks associated with climate change that could impact our portfolio and are taking proactive steps to plan for and/or mitigate such risks.
➢    Governance
As a vertically integrated, full-service real estate company, we are engaged in addressing climate-related issues at all levels of our organization. Our Board of Directors has established a board-level Sustainability Committee to, among other things, increase Board oversight over environmental and sustainability issues, including climate-related risks and opportunities. The Board delegated to the Sustainability Committee the responsibility to oversee BXP’s sustainability program, which includes monitoring and addressing, as needed, environmental-, sustainability- and climate-related risks. Management’s role in assessing and managing climate-related risks, opportunities and initiatives is spread across multiple teams throughout our organization, including our executive leadership and our Sustainability, Risk Management, Development, Construction and Property Management Departments. BXP has a dedicated team of sustainability professionals focused on coordinating and collaborating across corporate and regional teams to advance environmental sustainability issues and initiatives.
Our approach to climate-related issues is also informed by robust stakeholder engagement. We are in frequent dialogue with investors, customers, community members, governmental policymakers, consultants and other non-governmental organizations. We are heavily involved in industry associations and participate in conferences and workshops covering sustainability and climate resilience topics. Through these engagements, we enhance our knowledge of climate-related issues and those issues that are most important to our stakeholders and industry best practices.
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
We continue to proactively assess the potential risks that may impact the properties in our portfolio, gather information and monitor the evolving regulatory landscape related to climate change. Our process for assessing climate-related risks and their implications on our properties and business includes a climate change scenario analysis that was conducted in 2021 on our portfolio assets and will be updated in 2024. In particular, we engaged Moody’s ESG Solutions (formerly branded as the Four Twenty Seven Application), an independent provider of science-driven insights and analytics on climate risk, for its climate risk scoring to evaluate the forward-looking physical climate risk exposure of our entire portfolio. The scenario analysis and physical risk scoring were based on an RCP 8.5 emissions scenario, which is a worst-case, high-emissions scenario, under a time horizon up to 2040. The scenario analysis included all in-service assets owned by BXP and included climate events such as hurricanes, wildfires, heat, water stress, flooding and sea-level rise. We are also using climate risk data to identify potential risks during the new acquisition diligence process. The analysis of our portfolio in 2021 yielded no material findings.
We consider climate-related risks and opportunities in the context of the following time horizons: short-term (1-2 years), medium-term (3-10 years) and long-term (>10 years). Based on the foregoing process for evaluating climate-related risks, including the scenario analysis, we have identified (1) the following potential physical and transition risks associated with climate change that could impact our portfolio in the future across the stated time horizons and (2) our climate-related opportunities. We will continue to analyze the results of climate risk analyses, including the following risks and opportunities to understand our potential exposure and inform our climate resilience strategy and future investments, which include climate-related risk mitigation and initiatives.

Time Period	Physical Risks
Short- to Medium-Term
Increased severity of extreme weather events, including flooding and wind damage, extreme heat and sea-level rise may cause one or more of the following to occur:
•Direct damage to properties
•Increased costs of property insurance and snow removal
•Supply chain disruption
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
Stronger sustainability disclosures, particularly regarding climate action and resilience, may qualify BXP for greater inclusion in sustainability ETFs and other funds.
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

➢    Risk Management
BXP is committed to managing and avoiding the impacts of climate change. Our risk management program includes physical and transition risks, including both climate mitigation (resource efficiency and emissions reduction) and adaptation (integration of climate resilience into our investment decision-making). We are actively acquiring, developing and operating a geographically diverse portfolio of high-quality commercial real estate properties. Individual assets have unique risk profiles and insurance requirements. Through the processes of acquisition, development and operation of our in-service portfolio, our experienced real estate professionals are identifying risks, including business continuity risks, loss exposure related to extreme weather events and impacts of regulation, including permitting requirements, codes, and energy and carbon performance standards. The climate risk profile of each property is largely dependent on the property’s unique attributes, physical location and jurisdictional regulatory requirements.
Asset-Level Risk Management
We carry all-risk property insurance on our properties including those under development. Insurance coverage mitigates the impact on BXP from losses associated with natural catastrophes, such as floods, fires, earthquakes and wind events.
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
We are managing transition risks by benchmarking energy, carbon, water and waste performance at the asset level and are prioritizing interventions at underperforming assets. We develop, operate and maintain a large portfolio of buildings that are LEED, ENERGY STAR and/or Fitwel certified. As of December 31, 2023, 91% of our actively managed portfolio was certified under one or more of these frameworks. As a leader in green building, we will continue to make investments in building performance, energy efficiency and decarbonization.
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
BXP became a proud signatory of the We Are Still In pledge after the U.S. withdrawal from the Paris Agreement and has aligned emissions reduction targets with climate science. In 2020, the SBTi Target Validation Team classified BXP’s emissions reduction target ambition and determined that it is in line with a 1.5°C trajectory, the most ambitious designation available at the time of submission. We are committed to achieving carbon-neutral operations, or net-zero carbon dioxide equivalent emissions, which includes direct and indirect Scope 1 and Scope 2 GHG emissions, by 2025 from our occupied and actively managed buildings where we have operational control.

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
➢ Metrics
We closely monitor energy consumption and associated GHG emissions and provide a detailed accounting of sustainability key performance indicators in our annual sustainability reporting. As of the end of 2022, the combined impacts of efficiency measures and renewable energy consumption resulted in a 39% decrease in energy use intensity and an over 70% reduction in Scope 1 and Scope 2 GHG emissions intensity below a 2008 base year. BXP’s carbon-neutral commitment includes direct and indirect Scope 1 and Scope 2 GHG emissions from our actively managed portfolio where we have operational control. Scope 1 and Scope 2 GHG emissions include emissions associated with landlord-controlled energy use within our multi-tenant buildings. Scope 1 GHG emissions include all emissions associated with the onsite combustion of fossil fuels for heating, hot water and standby generators. Scope 2 GHG emissions include all emissions associated with the offsite generation of electricity and steam. As our business continues to grow, carbon reduction targets and the transparent disclosure of sustainability metrics will remain a priority.

Reporting
A notable part of our commitment to sustainable development and operations is our commitment to transparent reporting of sustainability performance indicators, as we recognize the importance of this information to investors, lenders and others in understanding how BXP assesses sustainability information and evaluates risks and opportunities. We publish an annual Sustainability & Impact Report that is aligned with the Global Reporting Initiative (GRI) Framework, United Nations Sustainable Development Goals and the SASB Framework. BXP’s Sustainability & Impact Report includes our strategy, key performance indicators, annual like-for-like comparisons and achievements. The report is available on our website at http://www.bxp.com under the heading “Commitment.” Our annual sustainability reports, including all of our energy, water and emissions metrics included therein, are assured by an independent, third-party assurance expert. The assurance expert performs an independent verification for certain of our performance indicators and issues an opinion, which is attached to each sustainability report, that opines on each sustainability report’s inclusiveness, materiality, sustainability context, completeness and reliability.
We have been an active participant in the green bond market since 2018, which provides access to sustainability-focused investors interested in the positive environmental externalities of our business activities. Since 2018, BPLP has issued an aggregate of $5.1 billion of green bonds in six separate offerings. The terms of the green bonds have restrictions that limit our allocation of the net proceeds to “eligible green projects.” We publish Green Bond Allocation Reports disclosing the full or partial allocation, as applicable, of net proceeds from the green bond offerings to eligible green projects. We have published four Green Bond Allocation Reports that have allocated more than $2.7 billion in net proceeds to eligible green projects, with the remaining $823.8 million to be allocated to future eligible green projects pending final LEED certifications. The Green Bond Allocation Reports are available on our website at http://www.bxp.com under the heading “Commitment.”
Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, the information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.

Human Capital Management
Our culture supports and nurtures our employees. Our employees are a significant distinguishing factor that sets BXP apart. As of December 31, 2023, we had 727 non-union employees (we had 836 employees, inclusive of union employees). Except as otherwise noted, all data provided in this Human Capital Management section refers to BXP’s non-union employee workforce as the unions control primary aspects of the hiring process. Our operational and financial performance depends on their talents, energy, experience and well-being. Our ability to attract and retain talented people depends on a number of factors, including work environment, career development and professional training, compensation and benefits, and the health, safety and wellness of our employees. We have an established reputation for excellence and integrity; these core values are inherent in our culture and play a critical role in achieving our goals and overall success.
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
BXP’s Diversity, Equity & Inclusion Council (the “DEI Council”) is an executive-sponsored, employee-led, voluntary committee unified by BXP’s mission to promote diversity, equity, inclusion and transparency as part of our organization’s culture, decision-making practices and business activities, while also providing a mechanism for positive impact in the communities in which we operate. Since its formation in 2020, the DEI Council has grown to over 42 Council members across our six regions, and each member contributes to the overall mission through leadership in one or more of the DEI Council’s three committees – the Employee Engagement Committee, the Supplier Diversity & Engagement Committee and the Community Outreach Committee – and/or four employee resource groups (“ERGs”). Including ERG members, as of December 31, 2023, BXP’s DEI community consisted of 255 members, or 35% of BXP’s workforce.
The DEI Council in collaboration with BXP’s CEO, President and Human Resources Department annually identify actionable diversity goals and propose initiatives to advance its mission. In 2023, the DEI Council’s focus areas were on enhancing: (1) employees’ sense of belonging, (2) DEI education, (3) social responsibility, (4) transparency and communication and (5) governance. Throughout 2023, the DEI Council and BXP’s ERGs executed on numerous initiatives in furtherance of BXP’s DEI mission. BXP’s notable 2023 achievements and DEI successes include:
•Belonging
◦launching BXP’s 4th ERG – VALOR – consisting of BXP’s employee veteran community and its allies with a primary mission of leveraging its members’ shared and unique experiences to champion veteran recruitment, professional growth and development, and outward engagement
◦celebrating internally among employees and externally with BXP clients across the portfolio important DEI holidays and dates that are significant to BXP’s DEI community
•Education
◦providing consultant-led training to BXP’s employees and numerous companywide opportunities for exposure to DEI topics and experiences
◦sponsoring instructional sessions for DEI Council members to enhance the effectiveness of DEI leadership positions
•Social Responsibility
◦renewing BXP’s depository relationship with the nation’s largest Black-led bank
◦continuing BXP’s positive track record of engaging underrepresented business enterprises (“UBEs”) defined as minority-, women-, disabled-, LGBTQ+-, and/or veteran- owned businesses, increasing UBE partnerships by 6% year-over-year and UBE spend by 12% year-over-year

•Transparency & Communication
◦using multiple internal and external platforms to discuss and promote BXP’s DEI initiatives, achievements and future programming, including via BXP companywide Town Hall discussion, BXP-hosted webcast to BXP’s investor community and a presentation to the Board of Directors led by the Co-Chairs of the DEI Council
◦creating official branding for the DEI Council and each of its ERGs
•Governance
◦adopting charters for the DEI Council and ERGs to formalize protocols, guidelines, and a framework for future iterations of the DEI Council’s members
◦following a rigorous assessment of the DEI Council’s objectives, execution and effectiveness conducted by the DEI Co-Chairs, developing a robust 2024 schedule of DEI initiatives informed by the assessments and employee feedback.

Diversity, Equity & Inclusion at BXP(1)

TOTAL WORKFORCE(2)(3)	MANAGER & ABOVE(2)(3)	BOARD OF DIRECTORS
 _______________
(1) As of December 31, 2023. We determine race and gender based voluntary self-identification at onboarding and as voluntarily updated throughout the year.
(2) Represents percentages for all of our employees including intern employees but excluding union employees for which the unions control primary aspects of the hiring process; percentages do not include BXP’s non-employee directors.
(3) “Other” represents American Indian/Alaskan Native, Native Hawaiian or Other Pacific Islander, two or more races and those that did not voluntarily self-identify.
Culture & Employee Engagement
We believe that the success of our business is tied to the quality of our workforce, and we strive to maintain a corporate environment without losing the entrepreneurial spirit with which we were founded more than 50 years ago.

By providing a quality workplace and comprehensive benefit programs, we recognize the commitment of our employees to bring their talent, energy and experience to us. Our continued success is attributable to our employees’ expertise and dedication. Our workforce, as referred to in this section, excludes intern employees and union employees for which the unions control primary aspects of the hiring process.
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
Another indicator of the success of our efforts in the workplace is the long tenure of our employees, 33% of whom have worked at BXP for ten or more years. The average tenure of our employees is approximately 9.2 years and that of our officers is 18.5 years. In 2023, our voluntary workforce turnover rate was 10.4%.
Career Development & Training
We invest significant resources in our employees’ personal and professional growth and development and provide a wide range of tools and development opportunities that build and strengthen employees’ leadership and professional skills. These development opportunities include in-person and virtual training sessions, in-house learning opportunities, various management trainings, departmental conferences, executive townhalls and external programs. We foster an environment of growth and internal promotion and strive for a best-in-class candidate experience for our internal applicants. Open positions are posted, and employees are highly encouraged to apply for promotion within the organization. For 2023, 12% of our employees were promoted to elevated roles within our organization. Of the employees promoted, 51% were women and 28% were ethnically diverse.
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
•paid vacation, holiday, personal and volunteer days and paid parental leave to balance work and personal life,
•wellness and mental health wellbeing programs,
•back-up child and elder care, and
•pet insurance.

Health, Safety & Wellness
As one of the largest publicly traded premier workplace REITs (based on total market capitalization as of December 31, 2023) in the United States, we are keenly aware of the influence of buildings on human health and its importance to our clients and employees. The health, safety and security of our employees, clients, contractors and others are our highest priority. We have implemented numerous operational measures to address health and safety in our buildings, including measures related to indoor air quality in our buildings. For example, we have (i) installed indoor air quality monitoring devices across approximately 40 buildings that continue to provide real-time indoor air quality data, (ii) maintain enhanced air filtration in buildings and (iii) continue to conduct air and water quality testing.
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
Investments in Real Estate Mortgages and Mezzanine Debt
While our current portfolio consists primarily of, and our business objectives emphasize, equity investments in commercial real estate, we may, at the discretion of the Board of Directors of BXP, invest in mortgages and other types of real estate interests consistent with BXP’s qualification as a REIT. Investments in real estate mortgages run the risk that one or more borrowers may default under such mortgages and that the collateral securing such mortgages may not be sufficient to enable us to recoup our full investment. We may invest in participating, convertible or traditional mortgages if we conclude that we may benefit from the cash flow, or any appreciation in value of the property or as an entrance to the fee ownership. As of December 31, 2023, we had one note receivable and two related party note receivables outstanding, which totaled approximately $92.2 million, after adjustments for financing costs and the current expected credit loss allowance.
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
Dispositions
We decide to dispose or partially dispose of properties based upon the periodic review of our portfolio and the determination by the Board of Directors of BXP that doing so is in our best interests. Any decision to dispose of a property will be authorized by the Board of Directors of BXP or a committee thereof. Some holders of limited partnership interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties that differ from the tax consequences to BXP. Consequently, holders of limited partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale. Such different tax treatment derives in most cases from the fact that we acquired these properties in exchange for partnership interests in contribution transactions structured to allow the prior owners to defer taxable gain. Generally, this deferral continues so long as we do not dispose of the properties in a taxable transaction. Unless a sale by us of these properties is structured as a like-kind exchange under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”), or in a manner that otherwise allows deferral to continue, recognition of the deferred tax gain allocable to these prior owners is generally triggered by a sale. As of December 31, 2023, we had one property that was subject to a tax protection agreement, which may limit our ability to dispose of the asset or require us to pay damages to the prior owner in the event of a taxable sale in violation of the agreement. The tax protection agreement expires on December 14, 2033, or earlier if certain conditions by the prior owner are met.
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
The Board of Directors of BXP will consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of indebtedness, including the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing, the cost and effectiveness of entering into interest rate swaps, caps, floors and other interest rate hedging contracts and the ability of particular properties and us as a whole to generate cash flow to cover expected debt service.
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
Governmental Regulations
General
Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, (1) federal securities laws and regulations, (2) applicable stock exchange requirements, and (3) federal, state and local laws and regulations related to (a) our status as a REIT and other tax laws and regulations, and (b) real property, the improvements thereon and the operation thereof, such as laws and regulations relating to the environment, health and safety, zoning, usage, building, fire and life safety codes, (4) the requirements of the Office of Foreign Assets Control of the United States Department of the Treasury and (5) the Americans with Disabilities Act of 1990. In addition to the discussion below, see “Item 1A. – Risk Factors” for a discussion of these governmental regulations and other material risks to us, including, to the extent material, to our competitive position, and see “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.
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
Corporate Governance
BXP is currently governed by an eleven-member Board of Directors. The current members of the Board of Directors of BXP are Kelly A. Ayotte, Bruce W. Duncan, Carol B. Einiger, Diane J. Hoskins, Mary E. Kipp, Joel I. Klein, Douglas T. Linde, Matthew J. Lustig, Owen D. Thomas, William H. Walton III, and Derek A. (Tony) West. All directors of BXP stand for election for one-year terms expiring at the next succeeding annual meeting of stockholders.
Owen D. Thomas currently serves as the Chairman of BXP’s Board of Directors and Joel I. Klein serves as our Lead Independent Director. The Board of Directors of BXP also has Audit, Compensation, Nominating and Corporate Governance and Sustainability Committees. The membership of each of these committees is described below.

	Audit		Compensation		Nominating and Corporate Governance		Sustainability
Kelly A. Ayotte			X
Bruce W. Duncan	X		X	(1)	X
Carol B. Einiger	X				X
Diane J. Hoskins					X		X	(1)
Mary E. Kipp	X	(1)					X
Joel I. Klein*
Douglas T. Linde							X
Matthew J. Lustig					X	(1)	X
Owen D. Thomas (2)							X
William H. Walton III			X
Derek A. (Tony) West			X

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
Substantially all of our revenue is derived from properties located in six markets: Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. A downturn in the economies of these markets, or the impact that a downturn in the overall national economy may have upon these economies, could result in reduced demand for office space and/or a reduction in rents. Because our portfolio consists primarily of premier workplace buildings (as compared to a more diversified real estate portfolio), a decrease in demand for workplaces in turn could adversely affect our results of operations. Additionally, there are submarkets within our markets that are dependent upon a limited number of industries. For example, in our Washington, DC market, we focus on leasing our properties to governmental agencies and contractors. In our West Coast market, our leasing is focused on clients in the technology and media industries, as well as legal firms. In addition, in our New York market, we have historically leased properties to financial, legal and other professional firms. A reduction in spending by the Federal Government, sustained changes in space utilization due to remote work models, and/or a significant downturn in one or more of the foregoing sectors have resulted in, and could continue to result in, reduced demand for office space and adversely affect our results of operations.
In addition, a significant economic downturn over a period of time could result in an event or change in circumstances that results in an “other than temporary” impairment in the value of our properties or our investments in unconsolidated joint ventures. An “other than temporary” impairment loss is recognized if the carrying amount of the asset (1) is not recoverable over its expected holding period and (2) exceeds its fair value. During the year ended December 31, 2023, we recognized an other-than-temporary impairment loss on our investments in four unconsolidated joint ventures aggregating approximately $272.6 million (See Note 6 to the Consolidated Financial Statements). There can be no assurance that we will not take additional charges in the future related to the impairment of our assets or investments. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.
Market and economic volatility due to adverse economic and geopolitical conditions, health crises or dislocations in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay dividends and/or distributions.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economic conditions in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, prolonged labor market challenges impacting the recruitment and retention of talent, continued inflation, high interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends and/or distributions as a result of the following, among other potential consequences:
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
The bankruptcy or insolvency of a major client may adversely affect the income produced by our properties. Our clients could file for bankruptcy protection or become insolvent in the future. We cannot evict a client solely because of its bankruptcy. On the other hand, a bankrupt client may reject and terminate its lease with us. In such case, our claim against the bankrupt client for unpaid and future rent would be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and, even so, our claim for unpaid rent would likely not be paid in full. This shortfall could adversely affect our cash flow and results of operations. On November 6, 2023, WeWork Inc. and certain of its direct and indirect subsidiaries (collectively, “WeWork”) filed voluntary petitions to commence proceedings under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New Jersey. As of December 31, 2023, WeWork was one of our 20 largest clients (based on our share of square footage). There can be no assurance that WeWork will not reject one or more of the four leases.
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
We operate, are currently developing, and may in the future develop, properties either alone or through joint ventures with other persons that are known as “mixed-use” developments. This means that in addition to the development of office space, the project may also include space for residential, retail, hotel or other commercial purposes. We have less experience in developing and managing non-office and non-retail real estate than we do with office real estate. As a result, if a development project includes a non-office or non-retail use, we may seek to develop that component ourselves, sell the rights to that component to a third-party developer with experience in that use or we may seek to partner with such a developer. If we do not sell the rights or partner with such a developer, or if we choose to develop the other component ourselves, we would be exposed not only to those risks typically associated with the development of commercial real estate generally, but also to specific risks associated with the development and ownership of non-office and non-retail real estate. In addition, even if we sell the rights to develop the other component or elect to participate in the development through a joint venture, we may be exposed to the risks associated with the failure of the other party to complete the development as expected. These include the risk that the other party would default on its obligations necessitating that we complete the other component ourselves (including providing any necessary financing). In the case of residential properties, these risks include competition for prospective residents from other operators whose properties may be perceived to offer a better location or better amenities or whose rent may be perceived as a better value given the quality, location and amenities that the resident seeks. We will also compete against condominiums and single-family homes that are for sale or rent. Because we have less experience with residential properties than with office and retail properties, we expect to retain third parties to manage our residential properties. If we hire a third party manager, we would be dependent on them and their key personnel who provide services to us and we may not find a suitable replacement if the management agreement is terminated, or if key personnel leave or otherwise become unavailable to us.
Our use of joint ventures may limit our control over and flexibility with jointly owned investments and other assets we may wish to acquire.
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
•our joint venture agreements may contain provisions that allow our partners to remove us as the general partner or managing member for cause, and this could result in liability for us to our partners under the governing agreement of the joint venture; and
•we may need our partner(s)’ approval to take certain actions and, therefore, we may be unable to cause a joint venture to implement decisions that we consider advisable.
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
•our hotel property is subject to the fluctuating and seasonal demands of business travelers and tourism; and
•our hotel property is subject to general and local economic and social conditions that may affect demand for travel in general, including public health concerns, war and terrorism.
In addition, because our hotel property is located in Cambridge, Massachusetts, it is subject to the Cambridge market’s fluctuations in demand, increases in operating costs and increased competition from additions in supply.

Failure to comply with Federal Government contractor requirements could result in substantial costs and loss of substantial revenue.
As of December 31, 2023, the U.S. Government was one of our largest clients by square feet. We are subject to compliance with a wide variety of complex legal requirements because we are a Federal Government contractor. These laws regulate how we conduct business, require us to administer various compliance programs and require us to impose compliance responsibilities on some of our contractors. Our failure to comply with these laws could subject us to fines, penalties and damages, cause us to be in default of our leases and other contracts with the Federal Government and bar us from entering into future leases and other contracts with the Federal Government. There can be no assurance that these costs and loss of revenue will not have a material adverse effect on our properties, operations or business.
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
We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, earthquakes, pandemics and cybersecurity incidents, in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which we cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes, pandemics or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that we could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and financial condition and results of operations.
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

We face risks associated with security breaches, incidents, and compromises through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, incidents, and compromises, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, social engineering tactics, and other significant disruptions of our IT networks and related systems. The risk of a security breach, incident, compromise, or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems and accounting for our business operations) and, in some cases, may be critical to the operations of certain of our clients.
Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures designed to manage the risk of a security breach, incident, compromise or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches, incident, compromise or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases, are designed not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access of our network, mishandling or misuse, computer viruses or malware, cyber attacks and intrusions and other events of varying degrees. To date, these events have not, individually or in the aggregate, materially affected our operations or business. However, a security breach, incident, compromise or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our clients;
•result in misstated financial reports, violations of loan covenants, missed reporting deadlines and/or missed permitting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding BXP’s qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage and claims or threats by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•result in our inability to maintain the building systems relied upon by our clients for the efficient use of their leased space;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements or subject us to litigation and regulatory investigations and related fines and penalties;
•be uninsured or exceed policy limits, increase operating costs, including insurance expenses, or make future cyber risk coverage unavailable on commercially reasonable terms; and
•damage our reputation among our clients and investors generally.
Any one or more of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows. Refer to Part I, Item 1C. Cybersecurity in this Form 10-K for more information.

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
The outbreak of highly infectious or contagious diseases could adversely impact or cause disruption to our financial condition, results of operations, cash flows and liquidity and that of our clients.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. The full extent to which any future pandemic or similar outbreak may impact our operations and those of our clients will depend on future developments, which are highly uncertain and cannot be predicted. We have previously experienced adverse impacts on our business from the COVID-19 pandemic, and factors related to any future public health crises that could have a material adverse effect on our results of operations and financial condition include:
•changes made by companies in response to a pandemic that could lead to a sustained shift away from collective in-person work environments or relocations away from the markets in which we operate, either of which could adversely affect the overall demand for workplaces in the regions in which we operate;
•reduced economic activity and/or supply chain disruptions or delays in delivery of products, services or other materials necessary for our clients that impact our clients’ businesses, financial condition or liquidity may cause, one or more of our clients to be unable to meet their obligations to us, including their ability to make timely rental payments, in full or at all, or to otherwise seek modifications of such obligations, including rent concessions, deferrals or abatements, or to declare bankruptcy. Any one or more of the foregoing could:
•reduce our cash flows,
•adversely impact our ability to finance, refinance or sell a property,
•adversely impact our ability to continue paying distributions to our securityholders at current levels, or at all, and
•result in additional legal and other costs to enforce our rights, collect rent and/or re-lease the space occupied by the distressed client;
•the degree to which our clients’ businesses are negatively impacted could require us to write-off a client’s accrued rent balance and this could have a material adverse effect on our results of operations and liquidity;
•new laws, governmental policies, and similar actions, including legal restrictions on prosecutions, could adversely impact public safety and thereby adversely affect (1) the desirability of clients to lease space in our properties or markets, and (2) businesses’ office re-population plans;
•the impact of a pandemic could result in an event or change in circumstances that results in an impairment in the value of our properties or our investments in unconsolidated joint ventures, and any such impairment could have a material adverse effect on our results of operations in the periods in which the charge is taken;
•we may be unable to restructure or amend leases with certain of our clients on terms favorable to us or at all;

•the impact and validity of interpretations of lease provisions and applicable laws related to claims by clients regarding their obligations to pay rent as a result of a pandemic, and any adverse court rulings or decisions interpreting these provisions and laws, could have a material adverse effect on our results of operations and liquidity;
•the impact of governmental and business travel limitations and restrictions could result in temporary or sustained periods of decreased demand for hotel stays at our hotel property;
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
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East and West coasts, particularly those in the central business districts of Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, extreme temperatures, rising sea-levels and/or drought. Over time, these conditions could result in declining demand for office space in our buildings or increased costs associated with infrastructure-related remediation projects. Climate change may also have indirect effects on our business by making property insurance unavailable or by increasing the cost of (i) property insurance on terms we find acceptable, (ii) real estate taxes or other assessments, (iii) energy and (iv) property maintenance. In addition, we face transition risks related to federal, state and local legislation and regulations that are being implemented, are under consideration to mitigate the effects of climate change or that require increased environmental disclosures and reporting. The costs of complying with evolving regulatory requirements, including GHG emissions regulations and policies, could negatively impact our financial results.
For additional discussion regarding our approach to climate resiliency and our continued commitment to transparent reporting of sustainability performance indicators, see “Item 1. Business—Business and Growth Strategies—Sustainability” and our annual Sustainability & Impact Report available on our website at http://www.bxp.com under the heading “Commitment.”
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
Risks Related to Our Indebtedness and Financing
A sustained increase in interest rates would increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
As of February 20, 2024, we had $2.1 billion outstanding indebtedness, excluding our unconsolidated joint ventures, that bears interest at a variable rate, and we may incur more indebtedness in the future. All of our variable rate debt has all been hedged with interest rates swaps to fix SOFR for all, or a portion of the applicable debt term. Interest rates increased throughout 2023, and may remain elevated throughout 2024. As interest rates have increased, the interest costs on our unhedged variable rate debt have also increased, which, if sustained or continues to increase, could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our securityholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts, including swaps, caps and floors. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under guidance included in ASC 815 “Derivatives and Hedging.” In addition, an increase in interest rates could decrease the amounts third-parties are willing to pay for our assets, thereby limiting our ability to change our portfolio promptly in response to changes in economic or other conditions.
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
We have had and may in the future have agreements with a number of limited partners of BPLP who contributed properties in exchange for partnership interests that require BPLP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed property. These tax protection and debt allocation agreements may restrict our ability to repay or refinance debt. As of December 31, 2023, we had one tax protection agreement that could restrict our ability to repay or finance debt.
Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.
As of February 20, 2024, our Consolidated Debt was approximately $15.4 billion (excluding unconsolidated joint venture debt).

The following table presents Consolidated Market Capitalization as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization (dollars and shares / units in thousands):

	February 20, 2024
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	157,011	157,011	$10,367,436
Common Operating Partnership Units	19,196	19,196	1,267,512	(2)
Total Equity (A)		176,207	$11,634,948

Consolidated Debt (B)			$15,366,713

Consolidated Market Capitalization (A + B)			$27,001,661
Consolidated Debt/Consolidated Market Capitalization [B / (A + B)]			56.91%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on February 20, 2024 of $66.03.
(2)Includes LTIP Units (including 2012 OPP Units and earned MYLTIP Units that were granted between 2013 - 2021), but excludes MYLTIP Units granted between 2022 and 2024 because the performance period for those awards has not yet ended.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. Our senior unsecured debt is currently rated investment grade by two major rating agencies. However, there can be no assurance that we will be able to maintain these ratings. In December 2023 and January 2024, our senior debt credit ratings were downgraded, although both remain investment grade. In the event our senior debt is further downgraded from its current ratings, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to market capitalization ratio, which is in part a function of BXP’s stock price, or BPLP’s ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our equity or debt securities.
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
Some holders of interests in BPLP could incur adverse tax consequences upon the sale of certain of our properties and on the repayment of related debt which differ from the tax consequences to BXP and its stockholders. Consequently, such holders of partnership interests in BPLP may have different objectives regarding the appropriate pricing and timing of any such sale or repayment of debt. While BXP has exclusive authority under the limited partnership agreement of BPLP to determine when to refinance or repay debt or whether, when, and on what terms to sell a property, subject, in the case of certain properties, to the contractual commitments described below, any such decision would require the approval of BXP’s Board of Directors. While the Board of Directors has a policy with respect to these matters, directors and executive officers could exercise their influence in a manner inconsistent with the interests of some, or a majority, of BXP’s stockholders, including in a manner which could prevent completion of a sale of a property or the repayment of indebtedness.
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
BPLP’s Partnership Agreement
BXP has agreed in the limited partnership agreement of BPLP not to engage in specified extraordinary transactions, including, among others, business combinations, unless limited partners of BPLP other than BXP receive, or have the opportunity to receive, either (1) the same consideration for their partnership interests as holders of BXP common stock in the transaction or (2) limited partnership units that, among other things, would entitle the holders, upon redemption of these units, to receive shares of common equity of a publicly traded company or the same consideration as holders of BXP common stock received in the transaction. If these limited partners would not receive such consideration, we cannot engage in the transaction unless limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction. In addition, BXP has agreed in the limited partnership agreement of BPLP that it will not complete specified extraordinary transactions, including among others, business combinations, in which BXP receives the approval of its common stockholders unless (1) limited partners holding at least 75% of the common units of limited partnership interest, other than those held by BXP or its affiliates, consent to the transaction or (2) the limited partners of BPLP are also allowed to vote and the transaction would have been approved had these limited partners been able to vote as common stockholders on the transaction. Therefore, if BXP’s common stockholders approve a specified extraordinary transaction, the partnership agreement requires the following before it can complete the transaction:
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
•the general reputation of REITs and the sentiment towards the office sector and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Our information technology (“IT”) networks and related systems are essential to the efficient operation of our business and our ability to perform day-to-day operations (including managing our building systems and accounting for our business operations). In some cases, our clients’ operations depend on our building systems. The risk of a security breach, incident, compromise or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Like other businesses, we have been, and expect to continue to be, subject to attempts at unauthorized access of our network, mishandling or misuse, computer viruses or malware, cyber-attacks and intrusions and other events of varying degrees. To date, these events have not, individually or in the aggregate, materially affected our operations or business. In addition, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. See Item 1A. “Risk Factors” for additional discussion of the cybersecurity risks related to our Company.
Cybersecurity Risk Management & Strategy
We have implemented and maintain a cybersecurity program that is designed to identify, assess and manage risks from cybersecurity threats and was established by reference to the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. The primary goal of our cybersecurity program is to prevent cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. We aim to take an active approach to monitoring and evaluating our cybersecurity threat environment and risk profile as part of our cybersecurity program, which is administered by our information systems (“IS”) department, led by our Senior Vice President, Chief Technology Officer (“CTO”) and Senior Vice President, Chief Information Officer (“CIO,” together with our CTO, “IS Leaders”). Our IS Leaders are primarily responsible for the direction and implementation of technology, applications and security at BXP. Our CTO has extensive technology and program management experience with approximately 40 years of technology experience, 26 years of which have been with BXP and a total of 30 years with publicly-traded REITs. In January 2024, our IS leadership expanded to include our CIO, who has 30 years of technology experience developed across multiple industries, including commercial real estate, in guiding organizations through strategic initiatives that span technology, cybersecurity, and digital transformations.

We maintain written information security policies and procedures, including a Cybersecurity Incident Response Plan (“CIRP”) for incidents involving potential or actual compromises of information security. Our CIRP is overseen by the cyber executive response team, which is chaired by our Vice President, Risk Management and includes representatives from our IS and legal departments. In the event of a cybersecurity incident, we have implemented procedures to (i) mobilize third-party subject matter experts and (ii) notify executive leadership and the Audit Committee and/or the full Board of Directors, in each case, as appropriate.
As part of our overall cybersecurity program, we also conduct:
•Regular assessments of our cybersecurity program. We assess our cybersecurity program against the NIST Cybersecurity Framework through annual internal assessments, and, every two years, we engage a third-party consultant to conduct an additive cyber assessment. These assessments review, among other things, our IT security measures and activities for alignment with the NIST Cybersecurity Framework.
•Periodic penetration testing & vulnerability assessments. On an annual basis, we engage a third-party consultant to conduct two penetration tests per year. We also conduct vulnerability assessments on a monthly basis.
•Regular cybersecurity awareness trainings & simulations. We conduct cybersecurity awareness training for employees and primary on-site providers during onboarding, and thereafter, multiple times per year, and we conduct regular phishing simulations in an effort to raise awareness of spoofed or manipulated electronic communications and other security threats, as well as annual tabletop simulations.
In addition, our internal audit function integrates the assessment and identification of cybersecurity-related risks into our annual overall enterprise risk assessment (“ERA”). The ERA process is designed to assess and identify the key risks that management believes could adversely impact our business operations or impede the achievement of our business objectives, which includes an assessment of our cybersecurity program and the cybersecurity-related risks that we face. To the extent the ERA identifies a heightened cybersecurity-related risk(s), we have implemented a process for the risk(s) to be presented to the Audit Committee and the full Board of Directors, as appropriate.
We utilize certain third-party service providers to perform select functions. These third-party service providers also face cybersecurity threats, and a cybersecurity incident impacting any of our third-party service providers could also indirectly affect our operations, performance and results of operations. We have a data security committee, consisting of members from various BXP departments, including IS, legal and risk management, that meets periodically to assess, identify and manage cybersecurity risks related to certain third-party service providers and to protect our critical financial and sensitive business information, as well as personally identifiable information (collectively, “Sensitive Information”). The data security committee has implemented processes for evaluating the risk profile of those service providers that handle or have access to Sensitive Information, which informs applicable contractual obligations with these service providers. This evaluation, which occurs prior to onboarding, is designed to consider the nature of the services to be provided, the level of sensitivity and quantity of the information that the service provider handles or has access to, and the identity of the service provider.
Cybersecurity Governance
Our Board of Directors is primarily responsible for risk oversight and discharges its responsibility directly or indirectly through its committees. In general, our risk management is designed to be facilitated through a top-down and bottom-up communication structure whereby the Board and/or its committees provide oversight and direction, and management is charged with the day-to-day management of risks, regular assessment of the risk environment and regular reporting to the Board, which may include management reports and reports from outside advisors and consultants engaged by the Board, a specific committee or management, as appropriate. This overall risk management and oversight framework includes risks related to cybersecurity threats.
Pursuant to its charter, the Audit Committee oversees senior management’s risk management processes related to assessing, identifying and managing cybersecurity risks in an effort to, among other things, help align our risk exposure with our strategic objectives. The Audit Committee meets no less frequently than annually with our IS department to discuss, among other things, recent trends in cyber risks, cybersecurity incidents, if any, and our cybersecurity defense strategy to protect against cyber-attacks and intrusions. These discussions with the Audit Committee are led by our IS Leaders and senior management. The Audit Committee provides regular updates to the full Board of Directors on matters under its purview, including risk management and cybersecurity matters.

Item 2. Properties.
At December 31, 2023, we owned or had joint venture interests in 188 commercial real estate properties, aggregating approximately 53.3 million net rentable square feet of primarily premier workplaces, including 10 properties under construction/redevelopment totaling approximately 2.7 million net rentable square feet. Our properties consisted of (1) 167 office and life sciences properties (including seven properties under construction/redevelopment), (2) 14 retail properties (including two properties under construction/redevelopment), (3) six residential properties (including one property under construction) and (4) one hotel. The table set forth below shows information relating to the properties we owned, or in which we had an ownership interest, at December 31, 2023, and it includes properties held by both consolidated and unconsolidated joint ventures.

Properties	Location	% Occupied as of December 31, 2023 (1)	Number of Buildings	Net Rentable Square Feet
Office and Life Sciences
767 Fifth Avenue (The GM Building) (60% ownership)	New York, NY	91.6%	1	1,966,490
200 Clarendon Street	Boston, MA	96.8%	1	1,734,949
601 Lexington Avenue (55% ownership)	New York, NY	95.9%	1	1,670,790
399 Park Avenue	New York, NY	98.4%	1	1,577,544
Salesforce Tower	San Francisco, CA	99.0%	1	1,420,682
800 Boylston Street - The Prudential Center	Boston, MA	91.2%	1	1,275,253
Times Square Tower (55% ownership)	New York, NY	95.6%	1	1,238,461
100 Federal Street (55% ownership)	Boston, MA	90.6%	1	1,233,537
Colorado Center (50% ownership) (2)	Santa Monica, CA	87.8%	6	1,131,511
Santa Monica Business Park	Santa Monica, CA	83.8%	14	1,108,201
599 Lexington Avenue	New York, NY	92.4%	1	1,106,313
Reston Next	Reston, VA	88.4%	2	1,063,296
Bay Colony Corporate Center	Waltham, MA	53.6%	4	1,001,068
250 West 55th Street	New York, NY	100.0%	1	966,976
Embarcadero Center Four	San Francisco, CA	93.9%	1	942,084
111 Huntington Avenue - The Prudential Center	Boston, MA	100.0%	1	860,446
200 Fifth Avenue (26.69% ownership) (2)	New York, NY	92.5%	1	855,059
Embarcadero Center One	San Francisco, CA	72.8%	1	837,386
Embarcadero Center Two	San Francisco, CA	84.5%	1	801,840
Atlantic Wharf Office (55% ownership)	Boston, MA	99.8%	1	790,165
Gateway Commons (50% Ownership) (2)	South San Francisco, CA	79.7%	5	788,148
Embarcadero Center Three	San Francisco, CA	77.1%	1	787,642
Safeco Plaza (33.67% ownership) (2)	Seattle, WA	85.3%	1	779,776
Madison Centre	Seattle, WA	78.2%	1	754,988
7750 Wisconsin Avenue (50% ownership) (2)	Bethesda, MD	100.0%	1	735,573
Dock 72 (50% ownership) (2)	Brooklyn, NY	42.4%	1	668,521
100 Causeway Street (50% ownership) (2)	Boston, MA	94.5%	1	634,535
South of Market	Reston, VA	98.7%	3	623,250

Properties	Location	% Occupied as of December 31, 2023 (1)	Number of Buildings	Net Rentable Square Feet
901 New York Avenue (25% ownership) (2) (3)	Washington, DC	83.2%	1	548,425
Mountain View Research Park	Mountain View, CA	60.7%	15	542,264
Reservoir Place	Waltham, MA	43.8%	1	527,029
680 Folsom Street	San Francisco, CA	98.7%	2	524,793
Fountain Square	Reston, VA	87.0%	2	524,638
101 Huntington Avenue - The Prudential Center	Boston, MA	98.7%	1	506,476
145 Broadway	Cambridge, MA	99.6%	1	490,086
2100 Pennsylvania Avenue	Washington, DC	65.3%	1	475,849
2200 Pennsylvania Avenue	Washington, DC	94.9%	1	459,811
One Freedom Square	Reston, VA	82.8%	1	427,956
Two Freedom Square	Reston, VA	100.0%	1	423,222
140 Kendrick Street (4)	Needham, MA	84.4%	3	418,600
Market Square North (50% ownership) (2)	Washington, DC	77.0%	1	418,549
325 Main Street	Cambridge, MA	91.4%	1	414,565
The Hub on Causeway - Podium (50% ownership) (2)	Boston, MA	93.8%	1	382,988
One and Two Discovery Square	Reston, VA	89.7%	2	366,989
888 Boylston Street - The Prudential Center	Boston, MA	100.0%	1	363,320
Weston Corporate Center	Weston, MA	100.0%	1	356,995
510 Madison Avenue	New York, NY	98.7%	1	355,089
One Reston Overlook	Reston, VA	89.7%	1	319,519
535 Mission Street	San Francisco, CA	67.9%	1	307,235
Wisconsin Place Office	Chevy Chase, MD	64.2%	1	302,858
Waltham Weston Corporate Center	Waltham, MA	82.4%	1	301,611
230 CityPoint	Waltham, MA	94.6%	1	296,720
17Fifty Presidents Street	Reston, VA	100.0%	1	275,809
200 West Street	Waltham, MA	94.5%	1	273,365
125 Broadway	Cambridge, MA	100.0%	1	271,000
Reston Corporate Center	Reston, VA	100.0%	2	261,046
355 Main Street	Cambridge, MA	99.3%	1	259,640
Democracy Tower	Reston, VA	99.3%	1	259,441
1330 Connecticut Avenue	Washington, DC	87.4%	1	253,579
880 Winter Street	Waltham, MA	98.5%	1	243,618
10 CityPoint	Waltham, MA	100.0%	1	236,570
510 Carnegie Center	Princeton, NJ	33.5%	1	234,160
500 North Capitol Street, N.W. (30% ownership) (2)	Washington, DC	98.5%	1	230,900
751 Gateway (49% ownership) (2)	South San Francisco, CA	100.0%	1	230,592
90 Broadway	Cambridge, MA	98.1%	1	223,771
Sumner Square	Washington, DC	90.7%	1	219,412
255 Main Street	Cambridge, MA	87.9%	1	215,394
20 CityPoint	Waltham, MA	98.1%	1	211,476
77 CityPoint	Waltham, MA	97.8%	1	209,711

Properties	Location	% Occupied as of December 31, 2023 (1)	Number of Buildings	Net Rentable Square Feet
University Place	Cambridge, MA	100.0%	1	195,282
North First Business Park (5)	San Jose, CA	87.6%	5	190,636
890 Winter Street	Waltham, MA	56.6%	1	179,312
150 Broadway	Cambridge, MA	100.0%	1	177,226
Capital Gallery	Washington, DC	80.8%	1	176,809
206 Carnegie Center	Princeton, NJ	100.0%	1	161,763
210 Carnegie Center	Princeton, NJ	79.2%	1	159,468
Kingstowne Two	Alexandria, VA	77.4%	1	156,005
Kingstowne One	Alexandria, VA	34.2%	1	153,601
105 Broadway	Cambridge, MA	100.0%	1	152,664
212 Carnegie Center	Princeton, NJ	69.2%	1	148,942
214 Carnegie Center	Princeton, NJ	65.9%	1	146,799
2440 West El Camino Real	Mountain View, CA	71.5%	1	142,789
506 Carnegie Center	Princeton, NJ	82.1%	1	139,050
153 & 211 Second Avenue	Waltham, MA	—%	2	136,882
Two Reston Overlook	Reston, VA	100.0%	1	134,615
508 Carnegie Center	Princeton, NJ	100.0%	1	134,433
202 Carnegie Center	Princeton, NJ	84.9%	1	134,068
804 Carnegie Center	Princeton, NJ	100.0%	1	130,000
504 Carnegie Center	Princeton, NJ	100.0%	1	121,990
101 Carnegie Center	Princeton, NJ	100.0%	1	121,619
502 Carnegie Center	Princeton, NJ	94.4%	1	121,460
1265 Main Street (50% ownership) (2)	Waltham, MA	100.0%	1	120,681
701 Carnegie Center	Princeton, NJ	100.0%	1	120,000
104 Carnegie Center	Princeton, NJ	63.8%	1	102,930
103 Carnegie Center	Princeton, NJ	73.5%	1	96,331
33 Hayden Avenue	Lexington, MA	100.0%	1	80,876
Shady Grove Innovation District (6)	Rockville, MD	75.9%	1	78,915
Reservoir Place North	Waltham, MA	100.0%	1	73,258
32 Hartwell Avenue	Lexington, MA	100.0%	1	69,154
250 Binney Street	Cambridge, MA	100.0%	1	67,362
302 Carnegie Center	Princeton, NJ	100.0%	1	64,926
100 Hayden Avenue	Lexington, MA	100.0%	1	55,924
211 Carnegie Center	Princeton, NJ	100.0%	1	47,025
92 Hayden Avenue	Lexington, MA	100.0%	1	31,100
17 Hartwell Avenue	Lexington, MA	100.0%	1	30,000
453 Ravendale Drive	Mountain View, CA	100.0%	1	29,620
690 Folsom Street	San Francisco, CA	100.0%	1	26,080
201 Carnegie Center	Princeton, NJ	100.0%	—	6,500
Subtotal for Office and Life Sciences Properties		88.3%	160	47,935,650
Retail
The Prudential Center (retail shops) (7)	Boston, MA	95.5%	—	485,211
Fountain Square Retail	Reston, VA	87.6%	1	198,225
Kingstowne Retail	Alexandria, VA	100.0%	1	88,288

Properties	Location	% Occupied as of December 31, 2023 (1)		Number of Buildings	Net Rentable Square Feet
Santa Monica Business Park Retail	Santa Monica, CA	88.4%		7	74,404
Star Market at the Prudential Center	Boston, MA	100.0%		1	57,236
Avant Retail	Reston, VA	100.0%		1	26,179
The Point	Waltham, MA	100.0%		1	16,300
Subtotal for Retail Properties		94.2%		12	945,843
Residential
Signature at Reston (508 units)	Reston, VA	96.5%		1	517,783
The Skylyne (402 units)	Oakland, CA	86.1%		1	330,996
Hub50House (440 units) (50% ownership) (2)	Boston, MA	95.0%		1	320,444
Proto Kendall Square (280 units)	Cambridge, MA	96.1%		1	166,717
The Lofts at Atlantic Wharf (86 units)	Boston, MA	93.0%		1	87,096
Subtotal for Residential Properties		93.4%	(8)	5	1,423,036	(9)
Hotel
Boston Marriott Cambridge (437 rooms)	Cambridge, MA	72.8%	(10)	1	334,260	(11)
Subtotal for Hotel Property		72.8%		1	334,260
Subtotal for In-Service Properties		88.4%		178	50,638,789
Properties Under Construction/Redevelopment (12)
Office
360 Park Avenue South (redevelopment) (71% ownership) (2) (13)	New York, NY	18.0%		1	450,000
Reston Next Office Phase II	Reston, VA	4.3%		1	90,000
Laboratory/Life Sciences
103 CityPoint	Waltham, MA	—%		1	113,000	(14)
180 CityPoint	Waltham, MA	43.0%		1	329,000	(15)
300 Binney Street (redevelopment) (55% ownership)	Cambridge, MA	100.0%		1	236,000
651 Gateway (redevelopment) (50% ownership) (2)	South San Francisco, CA	21.0%		1	327,000
290 Binney Street	Cambridge, MA	100.0%		1	566,000
Residential
Skymark - Reston Next Residential (508 units) (20% ownership) (2)	Reston, VA	—%		1	417,000
Retail
760 Boylston Street (redevelopment)	Boston, MA	100.0%		1	118,000
Reston Next Retail	Reston, VA	—%		1	33,000
Subtotal for Properties Under Construction/Redevelopment		53.5%	(16)	10	2,679,000
Total Portfolio				188	53,317,789
_______________
(1)Represents signed leases for in-service properties for which revenue recognition has commenced in accordance with accounting principles generally accepted in the United States (“GAAP”).
(2)Property is an unconsolidated joint venture.
(3)Our economic ownership has increased based on the achievement of certain return thresholds. At December 31, 2023, our economic ownership was approximately 50%. On January 8, 2024, our joint venture partner in 901 New York

Avenue transferred all of its ownership interest in the joint venture to us for a gross purchase price of $10.0 million (See Note 17 to the Consolidated Financial Statements).
(4)On July 20, 2023, we completed and fully placed in-service 140 Kendrick Street - Building A, a redevelopment project with approximately 104,000 net rentable square feet in Needham, Massachusetts.
(5)Property is held for redevelopment.
(6)Property is held for redevelopment. Shady Grove Innovation District consists of 15825 Shady Grove Road. 2092 Gaither Road and 2098 Gaither Road were removed from in-service portfolio during 2023 and aggregated approximately 103,375 square feet.
(7)Excludes 760 Boylston Street, the stand-alone building consisting of approximately 118,000 square feet at The Prudential Center (retail shops) that was placed in redevelopment during the year ended December 31, 2022.
(8)Percentage leased is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2023.
(9)Includes 61,511 square feet of retail space that is approximately 79.2% leased as of December 31, 2023. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2023.
(10)Represents the weighted-average room occupancy for the year ended December 31, 2023. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2023.
(11)Includes 4,260 square feet of retail space that is 100% leased as of December 31, 2023. This amount is not included in the calculation of the Total Portfolio occupancy rate for In-Service Properties as of December 31, 2023.
(12)Represents percentage leased as of February 20, 2024, including leases with future commencement dates.
(13)On December 14, 2023, we acquired an additional 29% ownership interest in the property, which has increased our total ownership to approximately 71% (See Note 6 to the Consolidated Financial Statements).
(14)The property was 4% placed in-service as of December 31, 2023.
(15)The property was 46% placed in-service as of December 31, 2023.
(16)Total percentage leased excludes Residential.
Percentage Occupied and Average Annualized Revenue per Square Foot for In-Service Properties
The following table sets forth our percentage leased and average annualized revenue per square foot on a historical basis for our In-Service Properties.

	December 31,
	2023	2022	2021	2020	2019
Percentage occupied (1)	88.4%	88.6%	88.8%	90.1%	93.0%
Average annualized revenue per square foot (2)	$78.81	$75.99	$73.76	$72.67	$69.72
_______________
(1)Represents signed leases, excluding hotel and residential properties, for which revenue recognition has commenced in accordance with GAAP.
(2)Represents the monthly contractual base rents and recoveries from clients under existing leases as of December 31, 2023, 2022, 2021, 2020 and 2019 multiplied by twelve. These annualized amounts are before rent abatements and include expense reimbursements, which may be estimates as of such date. The aggregate amounts of rent abatements per square foot under existing leases as of December 31, 2023, 2022, 2021, 2020 and 2019 for the succeeding twelve-month period were $2.47, $1.56, $2.15, $1.73 and $1.70, respectively.

Top 20 Clients by Square Feet
Our 20 largest clients by square feet as of December 31, 2023 were as follows:

	Client	Square Feet (1)	% of In-Service Portfolio (1)
1.	salesforce.com	891,231	2.10%
2.	Biogen	848,021	2.00%
3.	Google	836,110	1.97%
4.	Fannie Mae	710,121	1.68%
5.	Akamai Technologies	658,578	1.55%
6.	Snap	607,287	1.43%
7.	Microsoft	599,200	1.41%
8.	Ropes & Gray	539,467	1.27%
9.	Kirkland & Ellis	428,187	1.01%
10.	Wellington Management	401,665	0.95%
11.	Shearman & Sterling	384,813	0.91%
12.	Integrated Holding Group (aka Millennium Management)	373,007	0.88%
13.	Arnold & Porter Kaye Scholer	367,878	0.87%
14.	Marriott	367,787	0.87%
15.	WeWork	367,338	0.87%
16.	Leidos	352,394	0.83%
17.	Blue Cross Blue Shield	347,618	0.82%
18.	Bank of America	330,350	0.78%
19.	US Government	319,359	0.75%
20.	Bain Capital	315,833	0.75%
__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).
Client Diversification
Our client diversification by square feet as of December 31, 2023 was as follows:

Sector	% of In-Service Portfolio (1)
Technology & Media	21.3%
Legal Services	17.5%
Financial Services - all other	13.5%
Real Estate & Insurance	9.0%
Life Sciences	9.1%
Other Professional Services	7.8%
Financial Services - commercial & investment banking	5.8%
Retail	5.8%
Manufacturing	4.6%
Government / Public Administration	3.0%
Other	2.6%
__________________
(1)Amounts are calculated based on our consolidated portfolio square feet, plus our share of the square feet from the unconsolidated joint ventures properties (calculated based on our ownership percentage), minus our partners’ share of square feet from our consolidated joint venture properties (calculated based upon the partners’ percentage ownership interests).

Lease Expirations (1)(2)

Year of Lease Expiration	Rentable Square Feet Subject to Expiring Leases	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups (3)	Current Annualized Contractual Rent Under Expiring Leases Without Future Step-Ups p.s.f. (3)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups (4)	Current Annualized Contractual Rent Under Expiring Leases With Future Step-Ups p.s.f. (4)	Percentage of Total Square Feet
2023 (5)	160,589	$9,802,660	$61.04	$9,802,660	$61.04	0.33%
2024	2,676,191	175,925,225	65.74	177,083,389	66.17	5.47%
2025	3,150,406	240,715,108	76.41	244,631,629	77.65	6.44%
2026	2,682,236	231,970,206	86.48	236,502,157	88.17	5.48%
2027	2,445,283	193,144,607	78.99	205,179,627	83.91	5.00%
2028	3,417,177	279,177,909	81.70	301,397,445	88.20	6.98%
2029	3,818,976	282,099,562	83.87	318,387,006	83.37	7.80%
2030	2,925,267	227,515,075	77.78	249,994,406	85.46	5.98%
2031	2,313,899	194,176,879	83.92	216,462,874	93.55	4.73%
2032	2,290,559	179,323,608	78.29	209,859,249	91.62	4.68%
Thereafter	16,898,552	1,387,847,687	82.13	1,714,163,976	101.44	34.52%
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
(3)Represents the monthly contractual base rent and recoveries from clients under existing leases as of December 31, 2023 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(4)Represents the monthly contractual base rent under expiring leases with future contractual increases upon expiration and recoveries from clients under existing leases as of December 31, 2023 multiplied by twelve. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimates as of such date.
(5)Represents leases that expired on December 31, 2023.
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
Item 4. Mine Safety Disclosures.
Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The common stock of Boston Properties, Inc. is listed on the New York Stock Exchange under the symbol “BXP.” At February 20, 2024, BXP had approximately 1,047 stockholders of record.
There is no established public trading market for BPLP’s common units. On February 20, 2024, there were approximately 332 holders of record and 176,206,655 common units outstanding, 157,010,980 of which were held by BXP.
To maintain its qualification as a REIT, BXP must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains and with certain other adjustments). BXP has adopted a policy of paying regular quarterly dividends on its common stock, and, as BPLP’s general partner, BXP has adopted a policy of paying regular quarterly distributions on common units of BPLP.
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
Stock Performance Graph
The following graph provides a comparison of cumulative total stockholder return for the period from December 31, 2018 through December 31, 2023, among BXP, Standard & Poor’s (“S&P”) 500 Index, FTSE Nareit Equity REIT Total Return Index (the “Equity REIT Index”) and the FTSE Nareit Office REIT Index (the “Office REIT Index”). The Equity REIT Index includes all tax-qualified equity REITs listed on the New York Stock Exchange, the American Stock Exchange and the Nasdaq Stock Market. Equity REITs are defined as those with 75% or more of their gross invested book value of assets invested directly or indirectly in the equity ownership of real estate. The Office REIT Index includes all office REITs included in the Equity REIT Index. Data for BXP, the S&P 500 Index, the Equity REIT Index and the Office REIT Index was provided to us by Nareit. Upon written request, we will provide any stockholder with a list of the REITs included in the Equity REIT Index and the Office REIT Index. The stock performance graph assumes an investment of $100 in each of BXP and the three indices, and the reinvestment of any dividends. The historical information set forth below is not necessarily indicative of future performance. The data shown is based on the share prices or index values, as applicable, at the end of each month shown.

	As of the year ended December 31,
	2018	2019	2020	2021	2022	2023
Boston Properties, Inc.	$100.00	$126.08	$90.33	$114.01	$70.02	$77.60
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
Equity REIT Index	$100.00	$126.00	$115.92	$166.04	$125.58	$142.83
Office REIT Index	$100.00	$131.42	$107.19	$130.77	$81.58	$83.23

BXP
(a) During the three months ended December 31, 2023, BXP issued an aggregate of 2,277 shares of common stock in exchange for 2,277 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 1,000 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
October 1, 2023 – October 31, 2023	—		$—	N/A	N/A
November 1, 2023 – November 30, 2023	—		—	N/A	N/A
December 1, 2023 – December 31, 2023	939	(1)	0.01	N/A	N/A
Total	939		$0.01	N/A	N/A
____________________
(1)Includes 939 shares of restricted common stock of BXP repurchased in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.
BPLP
(a) Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended December 31, 2023, in connection with issuances of common stock by BXP pursuant to the Boston Properties, Inc. 2021 Stock Incentive Plan, BPLP issued an aggregate of 348 common units to BXP in exchange for approximately $3.48, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not Applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased
October 1, 2023 – October 31, 2023	—		$—	N/A	N/A
November 1, 2023 – November 30, 2023	5,914	(1)	0.25	N/A	N/A
December 1, 2023 – December 31, 2023	939	(2)	0.01	N/A	N/A
Total	6,853		$0.22	N/A	N/A
____________________
(1)Represents LTIP units that were repurchased by BPLP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements, such LTIP units were repurchased at a price of $0.25 per unit, which were the amounts originally paid by such employees for such units.
(2)Represents common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements, such shares were repurchased at a price of $0.01 per share, which were the amounts originally paid by such employees for such shares.
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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to the impact of changes in general economic and capital market conditions, including continued inflation, increasing interest rates, supply chain disruptions, labor market disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior resulting from the severity and duration of any downturn in the U.S. or global economy, sustained changes in client preferences and space utilization, as well as the other important factors below and the risks set forth in this Form 10-K in Part I, Item 1A.
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:
•volatile or adverse global economic and geopolitical conditions, health crises and dislocations in the credit markets could adversely affect economic conditions and/or restrict our access to cost-effective capital, which could have a material adverse effect on our business opportunities, results of operations and financial condition;
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
•risks associated with security breaches, incidents, and compromises through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems, which support our operations and our buildings;
•risks associated with legal proceedings and other claims that could result in substantial monetary and other costs;
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of December 31, 2023) in the U.S. that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights, and general economic factors.
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients that are diverse across market sectors. As of December 31, 2023, the weighted-average remaining lease term based on square feet (1) for our in-place leases, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.8 years, and (2) for our 20 largest clients was approximately 10.7 years.
To be successful in any leasing environment, we believe we must consider all aspects of the client-landlord relationship. In this regard, we believe we have a competitive leasing advantage that results from:
•our understanding of our client’s short- and long-term space utilization and amenity needs in the local markets;
•our track record of developing and operating premier workplaces in a sustainable and responsible manner;
•our reputation as a high-quality developer, owner and manager of premier workplaces in our markets;
•our financial strength, including our ability to fund our share of lease obligations and maintain premier building standards; and
•our relationships with local brokers.
Outlook
The U.S. economy continued to grow during the fourth quarter of 2023, with the Gross Domestic Product growing at a 3.3% annual rate in the fourth quarter. While the year also ended with continued low unemployment and cooling inflation, the economic statistics may not accurately reflect the market sentiment and operating environment facing many of our clients, as well as BXP, as we look ahead to 2024 and beyond.
In 2023, the U.S. office markets experienced overall negative leasing absorption, including in all of our coastal markets, as well as the major Sunbelt and Midwest markets. According to recent labor statistics, the U.S. added 333,000 jobs in December, however, only approximately 8% of those jobs were categorized as professional and business services, which are drivers of demand for premier workplace space. Despite the slowed pace of job reductions from this time last year, we continue to see employee layoff announcements across a wide variety of industries, particularly technology. As a result, although the U.S. economy may not enter a technical recession, we do not expect that a soft landing will stimulate an increase in office-using employment or in leasing absorption in 2024.
Remote work continues to be a factor restraining demand for office space, though we believe macroeconomic conditions are the primary driver of leasing activity and that our leasing, in particular, is driven by corporate earnings growth. The S&P 500’s trailing 10-year average annual earnings growth rate from 2013-2022 was 8.4%, as compared to 2023 where, earnings growth is projected to be less than 1%. S&P 500 companies are expected to increase earnings by over 9% in 2024. As overall earnings growth for our clients and potential clients improves, it should lead to employment growth and demand for office space over time. However, we are not counting on a near-term market recovery to maintain our occupancy. Our leasing, construction and property management teams will lean on our operating prowess to gain new clients and market share as clients choose premier workplaces that are in sound financial condition for their office space.
The evolving operating environment impacts various aspects of our operating activities as:
•labor market conditions shift, resulting in increasing employer demands for mandatory in-person workdays;
•volatility in the capital markets has led companies to be more reticent in capital outlays, including capital required for leasing new space;
•our capital costs have increased due to higher interest rates and credit spreads, and private market debt financing, both for construction and existing assets, is significantly more challenging to arrange; and
•construction costs have increased and, although much of the cost for our active development pipeline is fixed, the cost of potential future construction activity continues to increase.
In light of the uncertain trajectory of the U.S. and global economies, we believe we continue to position BXP for success by increasing liquidity, managing our leverage, pursuing additional capital raising opportunities and maintaining discipline in discretionary capital expenditures, while continuing to selectively invest (including through both acquisitions and developments) in premier workplace opportunities. We remain focused on the following strategies:

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
The following is an overview of leasing and investment activity in the fourth quarter of 2023 and recent business highlights.
Leasing Activity and Occupancy
The macroeconomic environment has resulted in softening demand in all of our markets. While property tours continue and lease negotiations move forward, there is less urgency from clients to make new commitments. Potential clients touring space acknowledge that economic uncertainty is impacting space decisions.
In the fourth quarter of 2023, we signed more than 1.5 million square feet of leases with a weighted-average lease term of approximately 8.4 years, for a total of approximately 4.2 million square feet leased in 2023 with a weighted-average lease term of 8.2 years. This is the third consecutive quarter that leasing has increased, underscoring the demand for premier workplaces despite the challenging market.
The overall occupancy of our in-service premier workplace and retail properties was 88.4% at December 31, 2023, a decrease of 40 basis points from September 30, 2023. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP. Including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP, our in-service premier workplace and retail properties were approximately 89.9% leased at December 31, 2023.
Investment Activity
We continually evaluate current and prospective markets for possible acquisitions of “value-add” assets that require lease-up or repositioning, and acquisitions that are otherwise consistent with our long-term strategy of owning, managing, developing, and improving premier workplaces in each of our chosen markets. We expect to see more opportunities to make investments in this environment, and we remain committed to developing and acquiring assets to enhance our long-term growth and to meet current and future client demand for premier workplaces, life sciences, and residential development.
Consistent with this strategy, we purchased our partners’ interests in three assets from two different joint venture partners, one of which closed in early January 2024.
•We completed the acquisition of our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California. The acquisition was completed for a gross purchase price of $38.0 million, and we acquired net working capital, including cash and cash equivalents of approximately $20 million, as well as the partner’s share of the outstanding $300.0 million mortgage debt. Subsequent to closing, we extended an approximately 467,000 square foot lease with anchor client, Snap Inc. through 2036. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings and totaling approximately 1.2 million net rentable square feet. Approximately 70% of the square footage is subject to a ground lease having a remaining term of approximately 75 years, inclusive of renewal options that are subject to certain conditions. Under the ground lease, we have a purchase option at fair market value in 2028 (See Notes 3, 4, and 7 to the Consolidated Financial Statements).
•We completed the acquisition of one of our joint venture partner’s approximate 29% ownership interest in 360 Park Avenue South located in New York City, New York for a purchase price of $1. We now own approximately 71% of the joint venture. We also assumed the partner’s share of the joint venture’s cash and working capital aggregating approximately $25.4 million, as well as the partner’s share of the outstanding $220.0 million mortgage debt. 360 Park Avenue South is a 20-story, approximately 450,000 square foot premier workplace that is currently under redevelopment (See Note 6 to the Consolidated Financial Statements).
•On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in 901 New York Avenue located in Washington, DC for a purchase price of $10.0 million. We also assumed the partner’s share of the outstanding approximately $207.1 million mortgage debt, which bears interest at 3.61% per annum and matures on January 5, 2025. On January 11, 2024, we modified the mortgage loan to provide for two loan extension options totaling five years of additional term, each subject to certain conditions. The first loan extension option is four years at a fixed interest rate of 5.0% per annum. Also, we extended an approximately 200,000 square foot lease with anchor client, Finnegan Henderson Farabow Garrett & Dunner, L.L.P. through 2042. 901 New York Avenue is a premier workplace consisting of approximately 548,000 net rentable square feet.
These transactions were sparked, in part, by lease extensions at two of the properties and further motivated by our partners electing to reduce their exposure to and investment in the office sector. We believe we purchased their interests on attractive terms.
Also in the fourth quarter of 2023, we entered into agreements to sell a 45% interest in each of 290 Binney Street and 300 Binney Street, two life sciences development projects located in Kendall Square in Cambridge, Massachusetts, to an institutional investor at a gross valuation of approximately $1.66 billion or $2,050 per square foot. The properties total approximately 802,000 square feet and each is 100% pre-leased. We completed the sale of a 45% interest in 300 Binney Street upon entry into the agreement in November 2023. We will provide development, property management, and leasing services for the ventures. The institutional investor funded approximately $212.9 million at closing for its 45% investment in 300 Binney Street and, upon closing of its 45% investment in 290 Binney Street, their investment will reduce our estimated future development spend over time by approximately $533.5 million (See Notes 3 and 10 to the Consolidated Financial Statements).
As of December 31, 2023, our development/redevelopment pipeline consisted of 10 properties that, when completed, we expect will total approximately 2.7 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.4 billion, of which approximately $1.3 billion remains to be invested. The commercial space in the pipeline, which excludes Skymark – Reston Next Residential, was 53% pre-leased as of February 20, 2024.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market, as evidenced by the partial interest sale of 300 Binney Street during the fourth quarter of 2023 and anticipated partial interest sale of 290 Binney Street. However, the asset sale market for all real estate asset classes has slowed dramatically with the increase in interest rates and transaction volume for office assets continues to be minimal in the U.S.
A brief overview of each of our markets follows.
Boston
During the fourth quarter of 2023, we executed approximately 153,000 square feet of leases and approximately 393,000 square feet of leases commenced revenue recognition in the Boston region. Approximately 159,000 square feet of the leases that commenced revenue recognition had been vacant for less than one year and represent an increase in net rental obligations of approximately 30.4% over the prior leases.
As of December 31, 2023, our approximately 8.3 million square foot Boston CBD in-service portfolio was approximately 95.5% occupied and approximately 96.1% leased (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP).

Our approximately 2.5 million square foot in-service premier workplace portfolio in Cambridge was approximately 97.2% occupied and leased (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP) as of December 31, 2023.
Our Route 128-Mass Turnpike in-service portfolio is comprised of approximately 4.9 million square feet and, as of December 31, 2023, was approximately 76.6% occupied and approximately 76.7% leased (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property. As of December 31, 2023, our LA in-service properties were approximately 85.9% occupied and 88.1% leased (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP).
During the fourth quarter of 2023, we executed approximately 468,000 square feet of leases in the Los Angeles region highlighted by a 10-year early lease renewal with Snap Inc. for approximately 467,000 square feet.
New York
During the fourth quarter of 2023, we executed approximately 567,000 square feet of leases in the New York region and approximately 143,000 square feet of leases commenced revenue recognition. Approximately 130,000 square feet of the leases that commenced revenue recognition had been vacant for less than one year and they represent a decrease in net rental obligations of approximately 15.4% over the prior leases. As of December 31, 2023, our New York CBD in-service portfolio was approximately 91.8% occupied and approximately 94.4% leased (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP).
San Francisco
During the fourth quarter of 2023, we executed approximately 199,000 square feet of leases and approximately 171,000 square feet of leases commenced revenue recognition in the San Francisco region. Approximately 98,000 square feet of leases that commenced revenue recognition had been vacant for less than one year and represent a decrease in net rental obligations of approximately 3.5% over the prior leases.
As of December 31, 2023, our San Francisco CBD in-service properties were approximately 87.4% occupied and approximately 88.0% leased (including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP).
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 780,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. During the fourth quarter of 2023, approximately 123,000 square feet of leases commenced revenue recognition in the Seattle region. Approximately 99,000 square feet of the leases that commenced revenue recognition had been vacant for less than one year and represent a decrease in net rental obligations of approximately 13.1% over the prior leases. As of December 31, 2023, our Seattle in-service properties were approximately 81.8% occupied and approximately 83.1% leased (inclusive of vacant space with signed leases that have not yet commenced revenue recognition in accordance with GAAP).
Washington, DC
During the fourth quarter of 2023, we executed approximately 141,000 square feet of leases and approximately 344,000 square feet of leases commenced revenue recognition in the Washington, DC region. Approximately 108,000 square feet of the leases that commenced revenue recognition had been vacant for less than one year and represent a decrease in net rental obligations of approximately 13.4% over the prior leases.
As of December 31, 2023, our Washington, DC CBD in-service properties were approximately 83.2% occupied and approximately 89.1% leased (inclusive of vacant space with signed leases that have not yet commenced revenue recognition in accordance with GAAP). In January 2024, we extended an approximately 200,000 square foot lease with anchor client, Finnegan Henderson Farabow Garrett & Dunner, L.L.P. through 2042 at 901 New York Avenue.
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia comprised of approximately 4.9 million square feet. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of December 31, 2023, our Reston, Virginia properties were approximately 92.4% occupied and approximately 94.4% leased (inclusive of vacant space with signed leases that have not yet commenced revenue recognition in accordance with GAAP).
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the year ended December 31, 2023:

Year ended December 31, 2023
(Square Feet)
Vacant space available at the beginning of the period	5,610,777
Property dispositions/properties taken out of service (1)	(645,154)
Properties placed (and partially placed) in-service (2)	668,672
Leases expiring or terminated during the period	4,620,806
Total space available for lease	10,255,101
1st generation leases	884,677
2nd generation leases with new clients	2,106,810
2nd generation lease renewals	1,567,607
Total space leased (3)	4,559,094
Vacant space available for lease at the end of the period	5,696,007

Leases executed during the period, in square feet (4)	4,181,399

Second generation leasing information: (5)
Leases commencing during the period, in square feet	3,674,417
Weighted Average Lease Term	89 Months
Weighted Average Free Rent Period	182 Days
Total Transaction Costs Per Square Foot (6)	$77.72
Increase in Gross Rents (7)	0.46%
Increase in Net Rents (8)	0.48%
 __________________
(1)Total vacant square feet of properties taken out of service and property dispositions during the year ended December 31, 2023 consists of 289,204 square feet at Metropolitan Square (See Note 6 to the Consolidated Financial Statements), 195,191 square feet at 300 Binney Street, 55,852 square feet at 420 Bedford Street, 57,045 square feet at 430 Bedford Street, 25,189 square feet at 2098 Gaither Road and 22,673 square feet at 2092 Gaither Road.
(2)Total vacant square feet of properties placed (and partially placed) in-service during the year ended December 31, 2023 consists of 230,592 square feet at 751 Gateway, 181,597 square feet at 2100 Pennsylvania Avenue, 104,166 square feet at 140 Kendrick Street - Building A, 142,147 square feet at 180 CityPoint and 10,170 square feet at Reston Next.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the year ended December 31, 2023.
(4)Represents leases executed during the year ended December 31, 2023 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the year ended December 31, 2023 is 600,807 square feet.

(5)Second generation leases are defined as leases for space that we have previously leased. Of the 3,674,417 square feet of second generation leases that commenced during the year ended December 31, 2023, leases for 3,117,737 square feet were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 2,442,828 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2023; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 2,442,828 square feet of second generation leases that had been occupied within the prior 12 months for the year ended December 31, 2023.
For descriptions of significant transactions that we completed during 2023, see “Item 1. Business—Transactions During 2023.”
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
Real Estate
Purchase Price Allocations
We assess the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities (including ground leases)) and allocate the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. We assess fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that we deem appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
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
During the year ended December 31, 2023, we completed the acquisition of our joint venture partner’s 45% interest in the joint venture entity that owns Santa Monica Business Park located in Santa Monica, California, for a gross purchase price of approximately $38.0 million. This transaction was accounted for as an asset acquisition, and the purchase price was allocated based on the relative fair values of the assets acquired and liabilities assumed (See Note 3 to the Consolidated Financial Statements).
Impairment
Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset may be impaired, our established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If our hold strategy changes or market conditions otherwise dictate a shorter hold period, an impairment loss may be recognized and such loss could be material. If we determine that an impairment has occurred, the affected assets must be reduced to their fair value.
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
As of December 31, 2023, the net carrying amounts of our investments in unconsolidated joint ventures was approximately $1.3 billion, which includes investments with deficit balances aggregating approximately $39.9 million included within Other Liabilities in our Consolidated Balance Sheets. During the year ended December 31, 2023, we recorded an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively (See Note 6 to the Consolidated Financial Statements).

Income Taxes
Our accounting policies related to income tax are described in Note 2 to our Consolidated Financial Statements.
BXP
The net difference between the tax basis and the reported amounts of BXP’s assets and liabilities was approximately $2.0 billion and $2.1 billion as of December 31, 2023 and 2022, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BXP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.
The following table reconciles GAAP net income attributable to Boston Properties, Inc. to taxable income:

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc.	$190,215	$848,947	$505,195
Straight-line rent and net “above-” and “below-market” rent adjustments	(97,163)	(88,487)	(107,942)
Book/Tax differences from depreciation and amortization	208,872	172,558	146,028
Book/Tax differences from interest expense	125	—	—
Book/Tax differences on gains/(losses) from capital transactions	359,063	(273,345)	(25,756)
Book/Tax differences from stock-based compensation	51,511	42,510	61,387
Tangible Property Regulations	(165,033)	(112,355)	(77,489)
Other book/tax differences, net	84,985	51,490	71,464
Taxable income	$632,575	$641,318	$572,887
BPLP
The net difference between the tax basis and the reported amounts of BPLP’s assets and liabilities was approximately $3.0 billion and $3.2 billion as of December 31, 2023 and 2022, respectively, which was primarily related to the difference in basis of contributed property and accrued rental income.
Certain entities included in BPLP’s Consolidated Financial Statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying Consolidated Financial Statements.
The following table reconciles GAAP net income attributable to Boston Properties Limited Partnership to taxable income:

	For the year ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$219,771	$957,265	$570,965
Straight-line rent and net “above-” and “below-market” rent adjustments	(108,679)	(98,770)	(120,074)
Book/Tax differences from depreciation and amortization	216,434	173,272	144,794
Book/Tax differences from interest expense	140	—	—
Book/Tax differences on gains/(losses) from capital transactions	406,738	(289,174)	(24,109)
Book/Tax differences from stock-based compensation	57,617	47,450	68,287
Tangible Property Regulations	(184,593)	(125,411)	(86,199)
Other book/tax differences, net	92,866	48,982	81,693
Taxable income	$700,294	$713,614	$635,357

Results of Operations for the Year Ended December 31, 2023 and 2022
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023.
Net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership decreased by approximately $658.7 million and $737.5 million, respectively, for the year ended December 31, 2023 compared to 2022, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the year ended December 31, 2023 to the year ended December 31, 2022” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the years ended December 31, 2023 and 2022. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 71.

BXP

	Year ended December 31,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc.	$190,215	$848,947	$(658,732)	(77.59)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	22,548	96,780	(74,232)	(76.70)%
Noncontrolling interests in property partnerships	78,661	74,857	3,804	5.08%
Net Income	291,424	1,020,584	(729,160)	(71.45)%
Other Expenses:
Add:
Interest expense	579,572	437,139	142,433	32.58%
Losses from interest rate contracts	79	—	79	100.00%
Loss from unconsolidated joint ventures	239,543	59,840	179,703	300.31%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investment	239	(150)	389	259.33%
Gains (losses) from investments in securities	5,556	(6,453)	12,009	186.10%
Other income - assignment fee	—	6,624	(6,624)	(100.00)%
Interest and other income (loss)	69,964	11,940	58,024	485.96%
Gain on sales-type lease	—	10,058	(10,058)	(100.00)%
Gains on sales of real estate	517	437,019	(436,502)	(99.88)%
Other Expenses:
Add:
Depreciation and amortization expense	830,813	749,775	81,038	10.81%
Transaction costs	4,313	2,905	1,408	48.47%
Payroll and related costs from management services contracts	17,771	15,450	2,321	15.02%
General and administrative expense	170,158	146,378	23,780	16.25%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	17,771	15,450	2,321	15.02%
Development and management services revenue	40,850	28,056	12,794	45.60%
Net Operating Income	$1,998,776	$1,929,527	$69,249	3.59%

BPLP

	Year ended December 31,
	2023	2022	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$219,771	$957,265	$(737,494)	(77.04)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	78,661	74,857	3,804	5.08%
Net Income	298,432	1,032,122	(733,690)	(71.09)%
Other Expenses:
Add:
Interest expense	579,572	437,139	142,433	32.58%
Losses from interest rate contracts	79	—	79	100.00%
Loss from unconsolidated joint ventures	239,543	59,840	179,703	300.31%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investment	239	(150)	389	259.33%
Gains (losses) from investments in securities	5,556	(6,453)	12,009	186.10%
Other income - assignment fee	—	6,624	(6,624)	(100.00)%
Interest and other income (loss)	69,964	11,940	58,024	485.96%
Gain on sales-type lease	—	10,058	(10,058)	(100.00)%
Gains on sales of real estate	517	441,075	(440,558)	(99.88)%
Other Expenses:
Add:
Depreciation and amortization expense	823,805	742,293	81,512	10.98%
Transaction costs	4,313	2,905	1,408	48.47%
Payroll and related costs from management services contracts	17,771	15,450	2,321	15.02%
General and administrative expense	170,158	146,378	23,780	16.25%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	17,771	15,450	2,321	15.02%
Development and management services revenue	40,850	28,056	12,794	45.60%
Net Operating Income	$1,998,776	$1,929,527	$69,249	3.59%
At December 31, 2023 and 2022, we owned or had joint venture interests in a portfolio of 188 and 194 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the year ended December 31, 2023 and 2022 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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

NOI is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, losses from interest rate contracts, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gain on sales-type lease, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
The gains on sales of real estate and depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of limited partnership interest of BPLP (“OP Units”). This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in gains on sales of real estate and depreciation expense when those properties are sold. For additional information see the Explanatory Note that immediately follows the cover page of this Annual Report on Form 10-K.
Comparison of the year ended December 31, 2023 to the year ended December 31, 2022
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 125 properties totaling approximately 38.3 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2022 and owned and in service through December 31, 2023. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2022 or disposed of on or prior to December 31, 2023. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the year ended December 31, 2023 and 2022 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Properties Sold Portfolio		Total Property Portfolio
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,752,200	$2,713,072	$39,128	1.44%	$94,855	$40,668	$144,525	$64,030	$2,609	$6,949	$1,578	$33,853	$2,995,767	$2,858,572	$137,195	4.80%
Termination Income	3,008	7,302	(4,294)	(58.81)%	9,856	402	218	—	—	—	—	—	13,082	7,704	5,378	69.81%
Lease Revenue	2,755,208	2,720,374	34,834	1.28%	104,711	41,070	144,743	64,030	2,609	6,949	1,578	33,853	3,008,849	2,866,276	142,573	4.97%
Parking and Other	105,380	89,112	16,268	18.26%	4,246	2,348	1,526	10	(3)	10,254	1	412	111,150	102,136	9,014	8.83%
Total Rental Revenue (1)	2,860,588	2,809,486	51,102	1.82%	108,957	43,418	146,269	64,040	2,606	17,203	1,579	34,265	3,119,999	2,968,412	151,587	5.11%
Real Estate Operating Expenses	1,095,353	1,032,539	62,814	6.08%	17,977	9,435	41,396	17,810	5,561	8,148	410	10,555	1,160,697	1,078,487	82,210	7.62%
Net Operating Income (Loss), Excluding Residential and Hotel	1,765,235	1,776,947	(11,712)	(0.66)%	90,980	33,983	104,873	46,230	(2,955)	9,055	1,169	23,710	1,959,302	1,889,925	69,377	3.67%
Residential Net Operating Income (2)	24,342	21,351	2,991	14.01%	—	—	—	—	—	—	—	6,247	24,342	27,598	(3,256)	(11.80)%
Hotel Net Operating Income (2)	15,132	12,004	3,128	26.06%	—	—	—	—	—	—	—	—	15,132	12,004	3,128	26.06%
Net Operating Income (Loss)	$1,804,709	$1,810,302	$(5,593)	(0.31)%	$90,980	$33,983	$104,873	$46,230	$(2,955)	$9,055	$1,169	$29,957	$1,998,776	$1,929,527	$69,249	3.59%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 71. Residential Net Operating Income for the year ended December 31, 2023 and 2022 is comprised of Residential Revenue of $47,592 and $57,181 less Residential Expenses of $23,250 and $29,583, respectively. Hotel Net Operating Income for the year ended December 31, 2023 and 2022 is comprised of Hotel Revenue of $47,357 and $39,482 less Hotel Expenses of $32,225 and $27,478, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio increased by approximately $39.1 million for the year ended December 31, 2023 compared to 2022. The increase was a result of our average revenue per square foot increasing by approximately $1.88, contributing approximately $70.3 million, partially offset by average occupancy decreasing from 91.2% to 90.2%, resulting in a decrease of approximately $31.2 million.
Termination Income
Termination income decreased by approximately $4.3 million for the year ended December 31, 2023 compared to 2022.
Termination income for the year ended December 31, 2023 related to 24 clients across the Same Property Portfolio and totaled approximately $3.0 million, which was primarily related to clients that terminated leases early in San Francisco.
Termination income for the year ended December 31, 2022 related to 27 clients across the Same Property Portfolio and totaled approximately $6.7 million, which was primarily related to clients that terminated leases early in New York City. In addition, we received a distribution from our unsecured credit claim against Lehman Brothers, Inc. of approximately $0.6 million.
Parking and Other Revenue
Parking and other revenue increased by approximately $16.3 million for the year ended December 31, 2023 compared to 2022. Parking and other revenue increased by approximately $7.3 million and $9.0 million, respectively. The increase in parking revenue was primarily due to an increase in transient and monthly parking. The increase in other revenue was primarily related to the View Boston observatory, which was completed and placed in-service on June 1, 2023.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $62.8 million, or 6.1%, for the year ended December 31, 2023 compared to 2022, due primarily to increases in real estate taxes of approximately $19.2 million, or 3.8%, and other real estate operating expenses of approximately $33.4 million, or 5.9%. The increase in real estate taxes was primarily in New York City. In addition, there was approximately $10.2 million related to the marketing and operating expenses associated with the View Boston observatory which was completed and placed in-service on June 1, 2023.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2022 and December 31, 2023. Rental revenue and real estate operating expenses increased by approximately $65.5 million and $8.5 million, respectively, for the year ended December 31, 2023 compared to 2022, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2023	2022	Change	2023	2022	Change
			(dollars in thousands)
Madison Centre (1)	May 17, 2022	754,988	$63,820	$31,978	$31,842	$12,393	$8,386	$4,007
125 Broadway	September 16, 2022	271,000	41,247	11,440	29,807	4,153	1,049	3,104
Santa Monica Business Park	December 14, 2023	1,182,605	3,890	—	3,890	1,431	—	1,431
		2,208,593	$108,957	$43,418	$65,539	$17,977	$9,435	$8,542
______________
(1)Rental revenue for the year ended December 31, 2023 and 2022 includes approximately $9.9 million and $0.4 million of termination income, respectively.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2022 and December 31, 2023. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $82.2 million and $23.6 million, respectively, for the year ended December 31, 2023 compared to 2022, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Reston Next	Fourth Quarter, 2021	Fourth Quarter, 2022	1,063,296	$48,235	$35,248	$12,987	$16,318	$11,831	$4,487
325 Main Street	Second Quarter, 2022	Second Quarter, 2022	414,565	46,543	21,177	25,366	8,743	2,532	6,211
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	21,893	851	21,042	9,536	867	8,669
880 Winter Street (1)	Third Quarter, 2022	Fourth Quarter, 2022	243,618	24,948	3,898	21,050	5,650	1,678	3,972
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	3,338	2,866	472	943	902	41
180 CityPoint	Third Quarter, 2023	N/A	329,000	1,312	—	1,312	136	—	136
103 CityPoint	Fourth Quarter, 2023	N/A	113,000	—	—	—	70	—	70
			2,743,494	$146,269	$64,040	$82,229	$41,396	$17,810	$23,586
_____________
(1)Conversion of a 224,000 square foot office property located in Waltham, Massachusetts to laboratory space. Rental revenue for the year ended December 31, 2023 includes approximately $0.2 million of termination income.
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2022 and December 31, 2023. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $14.6 million and $2.6 million, respectively, for the year ended December 31, 2023 compared to 2022, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced or Held for Development / Redevelopment	Square Feet	2023	2022	Change	2023	2022	Change
			(dollars in thousands)
760 Boylston Street	September 12, 2022	118,000	$—	$—	$—	$—	$608	$(608)
105 Carnegie Center (1)	November 30, 2022	73,000	—	1,464	(1,464)	54	826	(772)
Shady Grove Innovation District (2)	December 1, 2022	154,000	1,069	1,909	(840)	943	1,039	(96)
RTC Next-Hotel (3)	December 19, 2022	N/A	926	—	926	2	—	2
Kendall Center Blue Parking Garage (4)	January 4, 2023	N/A	25	9,832	(9,807)	2,378	1,425	953
300 Binney Street (5)	January 30, 2023	236,000	(900)	1,628	(2,528)	117	1,908	(1,791)
Lexington Office Park (2)	March 31, 2023	167,000	1,486	2,370	(884)	2,067	2,342	(275)
		748,000	$2,606	$17,203	$(14,597)	$5,561	$8,148	$(2,587)
_____________
(1)On November 30, 2023, we elected to suspend redevelopment. Although no longer in redevelopment, this property is not considered “in-service” as we are not actively leasing this property in anticipation of restarting redevelopment in the future.
(2)A portion of Shady Grove Innovation District and Lexington Office Park are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment. This portion of Shady Grove Innovation District is comprised of three buildings, 2092, 2096, and 2098 Gaither Road that were taken out of service between December 1, 2022 and November 1, 2023.

(3)On December 19, 2022, in accordance with GAAP, the ground lease that encumbers this property was reclassified as a sales-type lease and the associated assets were derecognized.
(4)The Kendall Center Blue Parking Garage was taken out of service on January 4, 2023 to support the development of 290 Binney Street. Real estate operating expenses for the year ended December 31, 2023 included approximately $2.4 million of demolition costs. On November 13, 2023, we entered into an agreement to sell a 45% interest in 290 Binney Street.
(5)On November 13, 2023, we sold a 45% interest in this property to an institutional investor (See Note 10 to the Consolidated Financial Statements).
Properties Sold Portfolio
The table below lists the properties we sold between January 1, 2022 and December 31, 2023. Rental revenue and real estate operating expenses from our Properties Sold Portfolio decreased by approximately $43.3 million and $14.5 million, respectively, for the year ended December 31, 2023 compared to 2022, as detailed below.

				Rental Revenue			Real Estate Operating Expenses
Name	Date Sold	Property Type	Square Feet	2023	2022	Change	2023	2022	Change
				(dollars in thousands)
Office
195 West Street	March 31, 2022	Office	63,500	$—	$749	$(749)	$—	$242	$(242)
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	—	5,190	(5,190)	—	1,787	(1,787)
601 Massachusetts Avenue	August 30, 2022	Office	478,667	—	28,225	(28,225)	—	8,499	(8,499)
Total Office			1,275,588	—	34,164	(34,164)	—	10,528	(10,528)

Residential
The Avant at Reston Town Center (1)	November 8, 2022	Residential	329,195	1,579	10,682	(9,103)	410	4,361	(3,951)
Total Residential			329,195	1,579	10,682	(9,103)	410	4,361	(3,951)
			1,604,783	$1,579	$44,846	$(43,267)	$410	$14,889	$(14,479)
_____________
(1)We retained and continue to own approximately 26,000 square feet of ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the year ended December 31, 2023 represent the ground-level retail space. Rental Revenue and Real Estate Operating Expenses for the year ended December 31, 2022 represent the entire property and not just the portion sold.
For additional information on the sales of the above properties refer to “Results of Operations—Other Income and Expense Items—Gains on Sales of Real Estate” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $3.0 million for the year ended December 31, 2023 compared to 2022.
The following reflects our occupancy and rate information for our residential same properties for the years ended December 31, 2023 and 2022.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)	2023	2022	Change (%)
Proto Kendall Square	$3,076	$2,844	8.2%	$5.65	$5.23	8.0%	95.5%	94.9%	0.6%	95.1%	94.2%	1.0%
The Lofts at Atlantic Wharf	$4,432	$4,162	6.5%	$4.91	$4.62	6.3%	95.6%	97.8%	(2.2)%	95.6%	97.4%	(1.8)%
Signature at Reston	$2,698	$2,653	1.7%	$2.79	$2.73	2.2%	94.9%	94.9%	—%	94.3%	94.5%	(0.2)%
The Skylyne	$3,480	$3,391	2.6%	$4.42	$4.20	5.2%	91.1%	84.8%	7.4%	89.1%	82.3%	8.3%

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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $15.1 million for the year ended December 31, 2023, representing an increase of approximately $3.1 million compared to the year ended December 31, 2022. As demand for travel has returned, the Boston Marriott Cambridge has seen an increase in occupancy and room rates, which has led to increased net operating income.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the year ended December 31, 2023 and 2022.

	2023	2022	Change (%)
Occupancy	72.8%	64.6%	12.7%
Average daily rate	$326.18	$315.55	3.4%
REVPAR	$237.44	$203.83	16.5%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue increased by approximately $12.8 million for the year ended December 31, 2023 compared to 2022. Development services revenue and management services revenue increased by approximately $5.0 million and $7.8 million, respectively. The increase in development services revenue was primarily related to an increase in development fees earned from unconsolidated joint ventures in the Washington, DC region and an increase in fees associated with tenant improvement projects earned from a third-party owned building and a consolidated joint venture in the New York region. The increase in management services revenue was primarily related to an increase in property management fees earned from a third-party owned building in the Washington, DC region and an unconsolidated joint venture in the New York region. The increase in management services revenue was also related to an increase in asset management fees earned from an unconsolidated joint venture in the Los Angeles region and leasing commission fees earned from an unconsolidated joint venture in the New York region.
General and Administrative Expense
General and administrative expense increased by approximately $23.8 million for the year ended December 31, 2023 compared to 2022 primarily due to increases in compensation expense and other general and administrative expenses of approximately $21.2 million and $2.6 million, respectively. The increase in compensation expense related to (1) an approximately $12.1 million increase in the value of our deferred compensation plan and (2) an approximately $9.1 million increase in other compensation expenses, primarily due to age-based vesting and annual increases in employee compensation. The increase in other general and administrative expenses primarily related to an increase in professional fees.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the years ended December 31, 2023 and 2022 were approximately $16.1 million. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs increased by approximately $1.4 million for the year ended December 31, 2023 compared to 2022. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
Depreciation and Amortization Expense
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP.  This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties.  The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense. For additional information see the Explanatory Note that immediately follows the cover page of this Annual Report on Form 10-K.
BXP
Depreciation and amortization expense increased by approximately $81.0 million for the year ended December 31, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$691,319	$673,227	$18,092
Properties Acquired Portfolio	74,014	28,533	45,481
Properties Placed In-Service Portfolio	51,160	23,602	27,558
Properties in or Held for Development or Redevelopment Portfolio (1)	13,873	16,075	(2,202)
Properties Sold Portfolio	447	8,338	(7,891)
	$830,813	$749,775	$81,038
_____________
(1)During the year ended December 31, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the year ended December 31, 2023, we recorded approximately $0.8 million of accelerated depreciation expense for the demolition of the garage, of which approximately $0.2 million related to the step-up of real estate assets.
BPLP
Depreciation and amortization expense increased by approximately $81.5 million for the year ended December 31, 2023 compared to 2022, as detailed below.

Portfolio	Depreciation and Amortization for the year ended December 31,
	2023	2022	Change
	(in thousands)
Same Property Portfolio	$684,491	$665,993	$18,498
Properties Acquired Portfolio	74,014	28,533	45,481
Properties Placed In-Service Portfolio	51,160	23,602	27,558
Properties in or Held for Development or Redevelopment Portfolio (1)	13,693	15,827	(2,134)
Properties Sold Portfolio	447	8,338	(7,891)
	$823,805	$742,293	$81,512

_____________
(1)During the year ended December 31, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the year ended December 31, 2023, we recorded approximately $0.6 million of accelerated depreciation expense for the demolition of the garage.
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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the year ended December 31, 2023 compared to 2022, loss from unconsolidated joint ventures increased by approximately $179.7 million primarily due to an approximately $272.6 million non-cash impairment charge (See Note 6 to the Consolidated Financial Statements). This increase was partially offset by (1) an approximately $34.3 million net gain related to the disposition of our interest in Metropolitan Square, (2) an approximately $29.9 million gain on consolidation related to the acquisition of our joint venture partner’s interest in our Santa Monica Business Park joint venture during the year ended December 31, 2023 (See Note 6 to the Consolidated Financial Statements), and (3) an approximately $50.7 million non-cash impairment charge at our Dock 72 joint venture during the year ended December 31, 2022.
Gains on Sales of Real Estate
Gains on sales of real estate may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor OP Unit redemptions by BPLP. This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in the gains on sales of real estate when those properties are sold. For additional information, see the Explanatory Note that immediately follows the cover page of this Annual Report on Form 10-K.
BXP
Gains on sales of real estate decreased by approximately $436.5 million for the year ended December 31, 2023 compared to 2022, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2023
N/A				$—	$—	$—	(1)

2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$22.7
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	96.2
601 Massachusetts Avenue	August 30, 2022	Office	478,667	531.0	512.3	237.4
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
The Avant at Reston Town Center	November 8, 2022	Residential	329,195	141.0	139.6	55.6
				$864.2	$834.8	$436.3	(2)
___________
(1)Excludes approximately $0.5 million of gains on sales of real estate recognized during the year ended December 31, 2023 related to gain amounts from sales of real estate occurring in the prior year.

(2)Excludes approximately $0.7 million of gains on sales of real estate recognized during the year ended December 31, 2022 related to gain amounts from sales of real estate occurring in the prior year.
BPLP
Gains on sales of real estate decreased by approximately $440.6 million for the year ended December 31, 2023 compared to 2022, as detailed below.

Name	Date Sold	Property Type	Square Feet	Sale Price	Net Cash Proceeds	Gain on Sale of Real Estate
				(dollars in millions)
2023
N/A				$—	$—	$—	(1)

2022
195 West Street	March 31, 2022	Office	63,500	$37.7	$35.4	$23.4
Virginia 95 Office Park	June 15, 2022	Office/Flex	733,421	127.5	121.9	99.5
601 Massachusetts Avenue	August 30, 2022	Office	478,667	531.0	512.3	237.5
Broadrun Land Parcel	September 15, 2022	Land	N/A	27.0	25.6	24.4
The Avant at Reston Town Center	November 8, 2022	Residential	329,195	141.0	139.6	55.6
				$864.2	$834.8	$440.4	(2)
___________
(1)Excludes approximately $0.5 million of gains on sales of real estate recognized during the year ended December 31, 2023 related to gain amounts from sales of real estate occurring in the prior year.
(2)Excludes approximately $0.7 million of gains on sales of real estate recognized during the year ended December 31, 2022 related to gain amounts from sales of real estate occurring in the prior year.
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
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $58.0 million for the year ended December 31, 2023 compared to 2022, due primarily to an increase of approximately $58.6 million in interest income due to increased interest earned on our deposits partially offset by an increase in our allowance for current expected credit losses of approximately $0.6 million.
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
Gains (Losses) from Investments in Securities
Gains (losses) from investments in securities for the year ended December 31, 2023 and 2022 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the year ended December 31, 2023 and 2022, we recognized gains (losses) of approximately $5.6 million and $(6.5) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $5.6 million and $(6.5) million during the year ended December 31, 2023 and 2022, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain (Loss) on Non-Real Estate Investment
During the year ended December 31, 2022, we began investing in non-real estate investments, which are primarily environmentally focused investment funds. During the years ended December 31, 2023 and 2022, we recognized an unrealized gain (loss) of approximately $0.2 million and $(0.2) million, respectively, due to the observable changes in the fair value of the investments.
Losses from Interest Rate Contracts
During the year ended December 31, 2023, to satisfy a lender requirement, we entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. We did not elect hedge accounting, and as such, any change in market value will be recognized at the end of the period. For the year ended December 31, 2023, we recognized approximately $79,000 of loss from entering into these agreements.
Interest Expense
Interest expense increased by approximately $142.4 million for the year ended December 31, 2023 compared to 2022, as detailed below.

Component	Change in interest expense for the year ended December 31, 2023 compared to December 31, 2022
(in thousands)
Increases to interest expense due to:
Increase in interest associated with unsecured term loans and the unsecured credit facility, net	$45,373
Issuance of $750 million in aggregate principal of 6.750% senior notes due 2027 on November 17, 2022	44,505
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	30,564
Increase in interest due to finance leases	10,427
New mortgage loan financings (1)	9,657
Amortization expense of financing fees primarily related to unsecured term loan	4,375
Decrease in capitalized interest related to development projects	2,296
Other interest expense (excluding senior notes)	522
Total increases to interest expense	147,719
Decrease to interest expense due to:
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(5,286)
Total decrease to interest expense	(5,286)
Total change in interest expense	$142,433
______________
(1)Consists of the mortgage loan collateralized by the 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts, and the mortgage loan and fair value debt adjustment for Santa Monica Business Park located in Santa Monica, California (See Note 7 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the years ended December 31, 2023 and 2022 was approximately $42.6 million and $52.1 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily attributable to a development project that had a finance lease and is now placed in service.
On February 1, 2024, BPLP completed the repayment of $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash and the $600 million proceeds from the mortgage loan entered into on October 26, 2023 (See Note 7 to the Consolidated Financial Statements). The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
At December 31, 2023, our variable rate debt consisted of BPLP’s $1.815 billion revolving credit facility (the “Revolving Facility”) under its $1.5 billion unsecured credit facility (the “2021 Credit Facility”), $1.2 billion unsecured term loan drawn by BPLP in January 2023 (the ”2023 Unsecured Term Loan”), $900 million collateralized by Santa Monica Business Park and our 325 Main Street, 355 Main Street, 90 Broadway and Kendall Center Green Garage properties. As of December 31, 2023, the Revolving Facility did not have a balance outstanding. The other variable rate debt has all been hedged with interest rates swaps to fix SOFR for all, or a portion of the applicable debt term. For a summary of our consolidated debt as of December 31, 2023 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships increased by approximately $3.8 million for the year ended December 31, 2023 compared to 2022, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the year ended December 31,
	2023	2022	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$13,201	$12,031	$1,170
Times Square Tower	22,495	21,057	1,438
601 Lexington Avenue	13,625	13,865	(240)
100 Federal Street	13,350	13,341	9
Atlantic Wharf Office Building	15,936	14,563	1,373
343 Madison Avenue (1)	(6)	—	(6)
300 Binney Street (2)	60	—	60
	$78,661	$74,857	$3,804
______________
(1)343 Madison Avenue is held for future development (See Notes 4 and 10 to the Consolidated Financial Statements).
(2)300 Binney Street is currently under redevelopment (See Note 10 to the Consolidated Financial Statements).
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $74.2 million for the year ended December 31, 2023 compared to 2022 due primarily to a decrease in allocable income, which was primarily the result of recognizing a non-cash impairment charge related to our investment in unconsolidated joint ventures during 2023 and a greater gain on sales of real estate amount during 2022. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.

Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations and balloon payments on maturing debt, including the $1.2 billion 2023 Unsecured Term Loan maturing May 16, 2024 (unless we exercise the one-year extension option, subject to certain conditions) and $850 million of 3.200% unsecured senior notes due January 15, 2025;
•fund development and redevelopment costs;
•fund capital expenditures, including major renovations, tenant improvements and leasing costs;
•fund possible acquisitions of properties, either directly or indirectly through the acquisition of equity interests; and
•make the minimum distribution required to enable BXP to maintain its REIT qualification under the Internal Revenue Code of 1986, as amended.
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
•private equity sources, including institutional investors; and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.
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

The following table presents information on properties under construction/redevelopment as of December 31, 2023 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at December 31, 2023 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
360 Park Avenue South (71% ownership) (Redevelopment)	Q4 2025	New York, NY	1	450,000	$325,070	$418,300	$156,470	$156,470	$93,230	18%	(6)
Reston Next Office Phase II	Q2 2025	Reston, VA	1	90,000	39,201	61,000	—	—	21,799	4%
Total Office Properties under Construction/Redevelopment			2	540,000	364,271	479,300	156,470	156,470	115,029	16%

Laboratory/Life Sciences
103 CityPoint	Q3 2025	Waltham, MA	1	113,000	88,084	115,100	—	—	27,016	—%	(7)
180 CityPoint	Q3 2025	Waltham, MA	1	329,000	217,911	290,500	—	—	72,589	43%	(8)
300 Binney Street (55% ownership) (Redevelopment)	Q1 2025	Cambridge, MA	1	236,000	(24,497)	112,915	—	—	137,412	100%	(9)
651 Gateway (50% ownership) (Redevelopment)	Q4 2025	South San Francisco, CA	1	327,000	107,582	167,100	—	—	59,518	21%
290 Binney Street	Q2 2026	Cambridge, MA	1	566,000	265,462	1,116,300	—	—	850,838	100%	(10)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			5	1,571,000	654,542	1,801,915	—	—	1,147,373	64%

Residential
Skymark - Reston Next Residential (508 units) (20% ownership)	Q2 2026	Reston, VA	1	417,000	33,081	47,700	28,000	14,734	1,353	—%
Total Residential Property under Construction			1	417,000	33,081	47,700	28,000	14,734	1,353	—%

Retail
760 Boylston Street (Redevelopment)	Q2 2024	Boston, MA	1	118,000	31,490	43,800	—	—	12,310	100%
Reston Next Retail	Q4 2025	Reston, VA	1	33,000	22,366	26,600	—	—	4,234	—%
Total Retail Properties under Construction/Redevelopment			2	151,000	53,856	70,400	—	—	16,544	78%

Total Properties under Construction/Redevelopment			10	2,679,000	$1,105,750	$2,399,315	$184,470	$171,204	$1,280,299	53%	(11)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through December 31, 2023.
(3)Includes approximately $138.7 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $138.7 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of February 20, 2024, including leases with future commencement dates.
(6)On December 14, 2023, we acquired an additional 29% ownership interest in the property, which has increased our total ownership to 71%. Investment to Date excludes approximately $54.0 million of an impairment charge (See Note 6 to the Consolidated Financial Statements).
(7)As of December 31, 2023, this property was 4% placed in-service.
(8)As of December 31, 2023, this property was 46% placed in-service.

(9)On November 13, 2023, we entered into a joint venture with an institutional investor who funded approximately $212.9 million at closing for its investment. We withdrew approximately $212.9 million at closing and will fund all future costs of the project (See Note 10 to the Consolidated Financial Statements).
(10)On November 13, 2023, we entered into an agreement with an institutional investor to sell a 45% interest in 290 Binney Street. Upon closing of the partial interest sale, our share of estimated future development spend will be reduced over time by approximately $533.5 million.
(11)Percentage leased excludes the residential property.

Lease revenue (which includes reimbursement of operating expenses from clients, if any), other income from operations, available cash balances, proceeds from mortgage financings and offerings of unsecured indebtedness, draws on BPLP’s Revolving Facility, and funding from institutional private equity partners are the principal sources of capital that we use to fund operating expenses, debt service, development and redevelopment activities, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing client turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, interest earned on cash deposits and, from time to time, the sale of assets. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs. Material adverse changes in one or more sources of capital may adversely affect our net cash flows.
We expect our primary uses of capital over the next twelve months will be to fund our current and committed development and redevelopment projects, repay debt maturities (as discussed below), make interest payments on our outstanding indebtedness, and satisfy our REIT distribution requirements.
As of December 31, 2023, we had 10 properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $2.4 billion, of which approximately $1.3 billion remains to be funded primarily with equity through 2027. During 2023, we completed the development/redevelopment of:
•2100 Pennsylvania Avenue, an approximately 476,000 net rentable square foot premier workplace located in Washington, DC, for an estimated total investment of $394.9 million. Including leases with future commencement dates, the property was 95% leased as of December 31, 2023.
•View Boston observatory, a panoramic three-floor observatory at the top of 800 Boylston Street - The Prudential Tower in Boston, Massachusetts, for an estimated total investment of $182.3 million.
•140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts, for an estimated total investment of $21.9 million. The property is the first net-zero, carbon-neutral office repositioning of its scale in Massachusetts. The property is 100% leased as of December 31, 2023.
•751 Gateway, a laboratory/life sciences property with approximately 231,000 net rentable square feet in South San Francisco, California, for an estimated total investment of $127.6 million. We own this property through a joint venture entity in which we own a 49% interest. The property is 100% leased as of December 31, 2023.
Since September 30, 2023, we further strengthened our balance sheet through sourcing additional liquidity. Notable transactions include:
•On November 13, 2023, we entered into agreements to sell a 45% interest in each of 290 Binney Street and 300 Binney Street, two life science development projects located in Kendall Square in Cambridge, Massachusetts, to an institutional investor at a gross valuation of approximately $1.66 billion or $2,050 per square foot. The properties total approximately 802,000 net rentable square feet, and each is 100% pre-leased. We will provide development, property management, and leasing services for the joint ventures. The institutional investor funded approximately $212.9 million at closing for its 45% investment in 300 Binney Street (see Note 10 to the Consolidated Financial Statements) and, upon closing of its 45% investment in 290 Binney Street, the institutional investor’s investment will reduce BXP’s estimated future development spend over time by approximately $533.5 million.
•On October 26, 2023, we closed on a $600 million mortgage loan collateralized by our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts. The mortgage loan, totaling $600 million, requires interest-only payments at Daily Compounded SOFR plus 2.25% per annum until maturity on October 26, 2028. On December 7, 2023, we entered into interest rate swap agreements to fix Daily Compounded SOFR at a weighted-average fixed interest rate of approximately 3.79% for an all-in interest rate of 6.04% for this mortgage loan.

•On February 1, 2024, we repaid at maturity our 3.800% unsecured senior notes at par utilizing available cash and the proceeds from the aforementioned $600 million mortgage loan. The repayment price was approximately $713.3 million, which included the stated principal of $700 million plus approximately $13.3 million of accrued and unpaid interest up to, but not including, the repayment date.
Our consolidated debt maturities through January 31, 2025 include the $1.2 billion 2023 Unsecured Term Loan that matures on May 16, 2024 (unless we exercise the one-year extension option, subject to certain conditions) and $850 million aggregate principal amount of BPLP’s 3.200% unsecured senior notes due January 15, 2025. In our unconsolidated joint venture portfolio, we have approximately $343.2 million (our share) of debt maturing in 2024. We expect to fund the foregoing debt maturities using available cash balances, proceeds from asset sales, draws on BPLP’s Revolving Facility, and/or through refinancings using secured debt or unsecured debt, or both. We expect our net interest expense will increase in 2024 compared to 2023 primarily due to higher interest rates on outstanding debt and debt that we refinance, and lower interest income as we use cash balances to repay debt and fund our development pipeline.
As of February 20, 2024, we had available cash of approximately $533.1 million (of which approximately $104.0 million is attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $1.8 billion available under BPLP’s Revolving Facility and our available cash, as of February 20, 2024, are sufficient to fund our remaining capital needs on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.6 billion and $736.8 million at December 31, 2023 and 2022, respectively, representing an increase of approximately $875.8 million. The following table sets forth changes in cash flows:

	Year ended December 31,
	2023	2022	Change
	(in thousands)
Net cash provided by operating activities	$1,301,520	$1,282,399	$19,121
Net cash used in investing activities	(1,193,681)	(1,602,802)	409,121
Net cash provided by financing activities	767,916	556,057	211,859
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.8 years as of December 31, 2023, with occupancy rates historically in the range of 88% to 92%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the years ended December 31, 2023 and December 31, 2022 is detailed below:

	Year ended December 31,
	2023	2022
	(in thousands)
Acquisitions of real estate (1)	$—	$(1,320,273)
Construction in progress (2)	(525,963)	(500,273)
Building and other capital improvements	(171,424)	(177,004)
Tenant improvements	(310,925)	(218,685)
Proceeds from sales of real estate (3)	517	834,770
Acquisition of real estate (net of cash received upon consolidation) (4)	(13,155)	—
Proceeds from assignment fee (5)	—	6,624
Capital contributions to unconsolidated joint ventures (6)	(192,650)	(277,581)
Capital distributions from unconsolidated joint ventures (7)	32,787	37,122
Investment in non-real estate investments	(2,187)	(2,404)
Issuance of note receivables (including related party) (8)	(12,177)	—
Proceeds from note receivable (9)	—	10,000
Investments in securities, net	1,496	4,902
Net cash used in investing activities	$(1,193,681)	$(1,602,802)
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
(2)Construction in progress for the year ended December 31, 2023 included ongoing expenditures associated with 2100 Pennsylvania Avenue, 140 Kendrick Street Building A and the View Boston observatory at The Prudential Center, which were fully placed in-service during the year ended December 31, 2023 and 180 CityPoint and 103 CityPoint that were partially placed in-service during the year ended December 31, 2023. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II, 760 Boylston Street, 105 Carnegie Center, 290 Binney Street and 300 Binney Street. On November 30, 2023, we elected to suspend redevelopment on 105 Carnegie Center located in Princeton, New Jersey.
Construction in progress for the year ended December 31, 2022 included ongoing expenditures associated with 2100 Pennsylvania Avenue, which was partially placed in-service, and 325 Main Street, 880 Winter Street and Reston Next, which were completed and fully placed in-service during the year ended December 31, 2022. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, View Boston observatory at The Prudential Center, 103 CityPoint, Reston Next Office Phase II, 140 Kendrick Street Building A, 760 Boylston Street and 105 Carnegie Center.
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
(4)On December 14, 2023, we acquired our joint venture partner’s 45% interest in the joint venture entity that owns Santa Monica Business Park located in Santa Monica, California. The acquisition was completed for a gross purchase price of $38.0 million and we acquired net working capital, including cash and cash equivalents of approximately $20 million. Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet.
(5)On April 19, 2021, we entered into an agreement to acquire 11251 Roger Bacon Drive in Reston, Virginia for an aggregate purchase price of approximately $5.6 million. On April 7, 2022, we executed an agreement to assign the right to acquire 11251 Roger Bacon Drive to a third party for an assignment fee of approximately $6.9 million. Net cash proceeds totaled approximately $6.6 million. 11251 Roger Bacon Drive is an approximately 65,000 square foot office building situated on approximately 2.6 acres. The property was 100% leased.
(6)Capital contributions to unconsolidated joint ventures for the year ended December 31, 2023 consisted primarily of cash contributions of approximately $62.6 million, $42.7 million, $18.0 million, $18.0 million, $14.9 million, $10.6 million and $10.1 million to our Gateway Commons, Platform 16, Worldgate Drive, Dock 72, 360 Park Avenue South, 751 Gateway and Safeco Plaza joint ventures, respectively. On January 31, 2023, we entered into a new joint venture for 13100 and 13150 Worldgate Drive located in Herndon, Virginia.
Capital contributions to unconsolidated joint ventures for the year ended December 31, 2022 consisted primarily of cash contributions of approximately $120.8 million, $56.9 million, $45.2 million and $24.7 million to our 200 Fifth Avenue, Gateway Commons, Platform 16 and 751 Gateway joint ventures, respectively. On November 17, 2022, we entered into a new joint venture for 200 Fifth Avenue located in New York, New York.
(7)Capital distributions from unconsolidated joint ventures for the year ended December 31, 2023 consisted primarily of a cash distribution totaling approximately $32.8 million from our 360 Park Avenue South joint venture.
Capital distributions from unconsolidated joint ventures for the year ended December 31, 2022 consisted primarily of cash distributions totaling approximately $21.6 million and $11.6 million from our Metropolitan Square and 7750 Wisconsin Avenue joint ventures, respectively.
(8)On October 2, 2023, a joint venture in which we owned a 20% interest completed the restructuring of Metropolitan Square (See Note 6 to the Consolidated Financial Statements) which included among other items, the closing of a new mezzanine loan with a maximum principal amount of $100.0 million (“New Mezz Loan”). The New Mezz Loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. We will fund 20%, or up to $20.0 million, of any amounts borrowed under the New Mezz Loan. As of December 31, 2023, we had funded approximately $1.7 million.
On June 5, 2023, a joint venture in which we own a 30% interest repaid the existing construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. At the time of the pay off, the outstanding balance of the loan totaled approximately $105.0 million and was scheduled to mature on June 6, 2023. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. Our portion of the mortgage loans, $10.5 million, has been reflected as a Related Party Note Receivable on our Consolidated Balance Sheets. 500 North Capitol Street, NW is an approximately 231,000 net rentable square foot premier workplace in Washington, DC.
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
Cash provided by financing activities for the year ended December 31, 2023 totaled approximately $767.9 million. This amount consisted primarily of borrowings under the 2023 Unsecured Term Loan, the proceeds from the issuance by BPLP of $750 million in aggregate principal amount of its 6.500% unsecured senior notes due 2034, the proceeds from the $600 million mortgage loan that is collateralized by three properties and a garage in Cambridge, Massachusetts and $212.9 million from the sale of a 45% interest in 300 Binney Street in Cambridge, Massachusetts, partially offset by the repayment of BPLP’s $730 million unsecured credit agreement (the “2022 Unsecured Term Loan”), repayment of BPLP’s $500 million in aggregate principal amount of its 3.125% unsecured senior notes due September 1, 2023 and payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	December 31, 2023
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	156,941	156,941	$11,012,550
Common Operating Partnership Units	18,574	18,574	1,303,338	(2)
Total Equity		175,515	$12,315,888

Consolidated Debt			$15,856,297
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,421,655
Subtract:
Partners’ share of Consolidated Debt (4)			(1,360,375)
BXP’s Share of Debt			$15,917,577

Consolidated Market Capitalization			$28,172,185
BXP’s Share of Market Capitalization			$28,233,465
Consolidated Debt/Consolidated Market Capitalization			56.28%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			56.38%
_______________
(1)Values are based on the closing price per share of BXP’s Common Stock on the New York Stock Exchange on December 29, 2023 of $70.17.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2020 MYLTIP Units) but excludes the 2021 - 2023 MYLTIP Units because the three-year performance periods had not ended as of December 31, 2023.
(3)See page 97 for additional information.
(4)See page 96 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on December 29, 2023, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2021 - 2023 MYLTIP Units are not included in this calculation as of December 31, 2023.
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
Debt Financing
As of December 31, 2023, we had approximately $15.9 billion of outstanding consolidated indebtedness, representing approximately 56.28% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $10.5 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.91% per annum and maturities in 2024 through 2034 (See Note 17 to the Consolidated Financial Statements), (2) $4.2 billion (net of deferred financing fees and fair value interest adjustment) of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.09% per annum and a weighted-average term of 4.6 years (See Note 17 to the Consolidated Financial Statements) and (3) $1.2 billion outstanding under BPLP’s 2023 Unsecured Term Loan that matures on May 16, 2024.
The table below summarizes the aggregate carrying value of our outstanding indebtedness, as well as Consolidated Debt Financing Statistics at December 31, 2023 and December 31, 2022.

	December 31,
	2023	2022
	(dollars in thousands)
Debt Summary:
Balance
Mortgage notes payable, net	$4,166,379	$3,272,368
Unsecured senior notes, net	10,491,617	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,198,301	730,000
Consolidated Debt	15,856,297	14,240,336
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,421,655	1,600,367
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	(1,360,375)	(1,358,395)
BXP’s Share of Debt	$15,917,577	$14,482,308

	December 31,
	2023	2022
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate (3)	100.00%	94.87%
Variable rate	—%	5.13%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate (3)	4.11%	3.62%
Variable rate	—%	4.85%
Total	4.11%	3.69%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate (3)	3.96%	3.51%
Variable rate	—%	4.85%
Total	3.96%	3.58%
Weighted-average maturity at end of period (in years):
Fixed rate (3)	4.6	5.6
Variable rate	—	0.4
Total	4.6	5.3
_______________
(1)See page 97 for additional information.
(2)See page 96 for additional information.
(3)At December 31, 2023, the $1.2 billion 2023 Unsecured Term Loan and two of our mortgage loans aggregating approximately $900.0 million bore interest at variable rates. We entered into interest rate swap contracts that effectively fixed the variability of these loans for all or a portion of the applicable debt term and as such, they are reflected in our Fixed rate statistics (see Notes 7 and 8 to the Consolidated Financial Statements).
Unsecured Credit Facility
The 2021 Credit Facility provides for borrowings of up to $1.815 billion, as described below, through the Revolving Facility, subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (the “Accordion”). On September 28, 2023, BPLP exercised a portion of the Accordion with three new lenders to the 2021 Credit Facility (the “New Lenders”). Each of the New Lenders entered into a lender agreement with BPLP to provide an aggregate of $315.0 million in additional revolving credit commitments, which increased the maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. All other terms of the 2021 Credit Facility remain unchanged.
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
At December 31, 2023, based on BPLP’s then credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins were 0.775%, (2) the alternate base rate margin was zero basis points and (3) the facility fee was 0.15% per annum. Based on BPLP’s February 20, 2024 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.850%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.20% per annum.
At December 31, 2023 and February 20, 2024, BPLP had no borrowings under its Revolving Facility and outstanding letters of credit totaling approximately $6.7 million, with the ability to borrow approximately $1.8 billion.
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
On May 2, 2023, BPLP executed interest rate swaps in notional amounts aggregating $1.2 billion. These interest rate swaps were entered into to fix Term SOFR, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024 (See Note 8 to the Consolidated Financial Statements).
At December 31, 2023, the 2023 Unsecured Term Loan bore interest at a rate equal to adjusted Term SOFR plus 0.85% per annum based on BPLP’s credit rating at December 31, 2023. Based on BPLP’s February 20, 2024 credit rating, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.95% per annum. At December 31, 2023 and February 20, 2024, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of December 31, 2023, see Note 7 to the Consolidated Financial Statements.
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
On February 1, 2024, BPLP completed the repayment of $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash and the $600 million proceeds from the mortgage loan entered into on October 26, 2023 (See Note 7 to the Consolidated Financial Statements). The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2023, BPLP was in compliance with each of these financial restrictions and requirements.
Mortgage Notes Payable
On October 26, 2023, we closed on a mortgage loan collateralized by our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts. The mortgage loan has a principal amount of $600.0 million, bears interest at a variable rate of Daily Compounded SOFR plus 2.25% per annum and matures on October 26, 2028. On December 7, 2023, BPLP entered into three interest rate swap contracts with notional amounts aggregating $600.0 million. These interest rate swap contracts were entered into to reduce the exposure to the variability in future cash flows attributable to changes in the interest rate associated with the mortgage. These interest rate swaps were entered into to fix Daily Compounded SOFR at a weighted-average fixed interest rate of 3.7925% for the period commencing on December 15, 2023 and ending on October 26, 2028 (See Note 8 to the Consolidated Financial Statements). The loan requires monthly interest-only payments during the term of the loan, with the entire principal amount due at maturity. 325 Main Street, 355 Main Street and 90 Broadway are three premier workplaces that aggregate approximately 898,000 net rentable square feet.
On December 14, 2023, we completed the acquisition of our joint venture partner’s 45% interest in the joint venture entity that owns Santa Monica Business Park located in Santa Monica, California (See Note 3 to the Consolidated Financial Statements). The property is subject to existing mortgage indebtedness. The mortgage loan has a principal amount of $300.0 million, bears interest at a variable rate equal to SOFR plus 1.38% per annum and matures on July 19, 2025. The borrower under the loan entered into three interest rate swap contracts with notional amounts aggregating $300.0 million to fix SOFR at a weighted-average fixed interest rate of approximately 2.679% per annum for the period ending on April 1, 2025 (See Notes 3, 7 and 8 to the Consolidated Financial Statements). These interest rate swap contracts were entered into to reduce the exposure to the variability in future cash flows attributable to changes in the interest rate associated with the mortgage loan. The loan requires monthly interest-only payments during the term of the loan, with the entire principal due at maturity. Upon consolidation, the mortgage loan was recorded at a fair value of approximately $295.5 million using a weighted-average effective interest rate of approximately SOFR plus 2.50% per annum.

The following represents the outstanding mortgage notes payable, net at December 31, 2023:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
Santa Monica Business Park	4.06%	5.00%	$300,000	$(4,351)	$295,649	N/A	(2)(3)	July 19, 2025
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	6.04%	6.26%	600,000	(6,455)	593,545	N/A	(2)(4)	October 26, 2028
Subtotal			900,000	(10,806)	889,194	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(11,996)	2,288,004	915,244	(2)(5)(6)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(10,819)	989,181	445,131	(2)(7)	January 9, 2032
Subtotal			3,300,000	(22,815)	3,277,185	1,360,375
Total			$4,200,000	$(33,621)	$4,166,379	$1,360,375
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any) and adjustments required under Accounting Standards Codification 805 “Business Combinations” to reflect loans at their fair values (if any).
(2)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(3)The mortgage loan bears interest at a variable rate of SOFR plus 1.38% per annum. The borrower under the loan entered into three interest rate swap contracts with notional amounts aggregating $300.0 million to fix SOFR at a weighted-average fixed interest rate of 2.679% for the period commencing on February 1, 2023 and ending on April 1, 2025. Stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 1.38% per annum (See Notes 3, 7 and 8 to the Consolidated Financial Statements). Deferred financing costs, net includes approximately $4.4 million of fair value interest adjustment.
(4)The mortgage loan bears interest at a variable rate of Daily Compounded SOFR plus 2.25% per annum. On December 7, 2023, BPLP entered into three interest rate swap contracts with notional amounts aggregating $600.0 million to fix Daily Compounded SOFR at a weighted-average fixed interest rate of 3.7925% for the period commencing on December 15, 2023 and ending on October 26, 2028. Stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 2.25% per annum (See Notes 7 and 8 to the Consolidated Financial Statements).
(5)This property is owned by a consolidated entity in which we have a 60% interest. The partners’ share of the carrying amount has been adjusted for basis differentials.
(6)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2023, the maximum funding obligation under the guarantee was approximately $8.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 9 to the Consolidated Financial Statements).
(7)This property is owned by a consolidated entity in which we have a 55% interest.
Contractual aggregate principal payments of mortgage notes payable at December 31, 2023 are as follows:

Principal Payments
Year	(in thousands)
2024	$—
2025	300,000
2026	—
2027	2,300,000
2028	600,000
Thereafter	1,000,000
$4,200,000

Derivative Instruments and Hedging Activities
As of December 31, 2023, we had $2.1 billion of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $2.0 million. For a description of these interest rate swaps, see Note 8 to the Consolidated Financial Statements as well as refer to the discussion above under “Mortgage Notes Payable” and “Unsecured Term Loan”.
During the year ended December 31, 2023, to satisfy a lender requirement, we entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. We did not elect hedge accounting and as such any change in market value will be recognized at the end of the period in the Consolidated Statement of Operations. For the year ended December 31, 2023, we recognized approximately $79,000 of loss from entering into these agreements (See Note 8 to the Consolidated Financial Statements).
Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to approximately 71%. Fifteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 6 to the Consolidated Financial Statements. At December 31, 2023, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.4 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at December 31, 2023. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	7.86%	8.32%	$220,000	$(955)	$219,045	$155,762	(2)(3) (4)	December 14, 2024
Market Square North	50.00%	7.77%	7.95%	125,000	(426)	124,574	62,287	(2)(3) (5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	34,660	(222)	34,438	17,219		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	550,000	(646)	549,354	274,677	(2)	August 9, 2027
Dock 72	50.00%	7.86%	8.11%	198,383	(881)	197,502	98,751	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.35%	7.75%	154,329	(1,041)	153,288	76,644	(2)(3) (7)	September 8, 2025
Hub50House	50.00%	4.43%	4.51%	185,000	(1,154)	183,846	91,923	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	6.82%	6.96%	333,579	(321)	333,258	166,629	(2)(3) (9)	September 5, 2024
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	6.70%	6.84%	251,542	(124)	251,418	125,709	(2)(3) (10)	April 26, 2024
Safeco Plaza	33.67%	4.82%	4.96%	250,000	(906)	249,094	83,870	(2)(11)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	105,000	(684)	104,316	31,141	(2)(12)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	600,000	(8,182)	591,818	150,692	(2)(13)	November 24, 2028
901 New York Avenue	25.00%	3.61%	3.69%	207,493	(179)	207,314	51,829	(14)	January 5, 2025
3 Hudson Boulevard	25.00%	9.07%	9.07%	80,000	—	80,000	20,000	(2) (15)	February 9, 2024
Skymark - Reston Next Residential	20.00%	7.34%	7.66%	73,668	(1,060)	72,608	14,522	(2)(3) (16)	May 13, 2026
Total				$3,368,654	$(16,781)	$3,351,873	$1,421,655
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing costs, which includes mortgage recording fees, the effects of hedging transactions (if any) and adjustments required under Accounting Standards Codification 805 “Business Combinations” to reflect loans at their fair values (if any).

(2)The loan requires interest only payments with a balloon payment due at maturity.
(3)The loan includes certain extension options, subject to certain conditions.
(4)The loan bears interest at a variable rate equal to Adjusted Term SOFR plus 2.40% per annum. The spread on the variable rate may be reduced, subject to certain conditions.
(5)The loan bears interest at a variable rate equal to the greater of (1) the sum of (x) SOFR and (y) 2.41% or (2) 2.80% per annum.
(6)The loan bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25%, plus (2) 2.50% per annum.
(7)The loan bore interest at a variable rate equal to Daily Simple SOFR plus 2.50% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $154.3 million through September 2, 2025, resulting in a fixed rate of approximately 7.35% per annum through the expiration of the interest rate swap contracts.
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
(10)The loan bears interest at a variable rate equal to SOFR plus 1.35% per annum (See Note 17 to the Consolidated Financial Statements).
(11)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2024.
(12)The indebtedness consists of (x) a $70.0 million mortgage loan payable (Note A) which bears interest at a fixed rate of 6.23% per annum, and (y) a $35.0 million mortgage loan payable (Note B) which bears interest at a fixed rate of 8.03% per annum. We provided $10.5 million of the Note B mortgage financing to the joint venture. Our portion of the loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets.
(13)The loan bears interest at a variable rate equal to Term SOFR plus approximately 1.41% per annum. The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. The deferred financing costs, net include the adjustment required to reflect the loan and interest rate swap at fair value upon acquisition.
(14)Our economic ownership has increased based on the achievement of certain return thresholds. At December 31, 2023, our economic ownership was approximately 50%. On January 8, 2024, our joint venture partner transferred all of its interest in the joint venture to us for a gross purchase price of $10.0 million. On January 11, 2024, we modified the mortgage loan. The modified mortgage loan continues to bear interest at a fixed rate of 3.61% per annum and has an initial maturity date of January 5, 2025 with two extension options, subject to certain conditions.
(15)We provided $80.0 million of mortgage financing to the joint venture. The loan bears interest at a variable rate equal to Term SOFR plus 3.61% per annum. The loan has been reflected as Related Party Note Receivable, Net on our Consolidated Balance Sheets. As of December 31, 2023, the loan has approximately $28.0 million of accrued interest due at the maturity date. On February 6, 2024, the maturity date for the loan was extended to May 9, 2024.
(16)The construction financing has a borrowing capacity of $140.0 million. The construction financing bears interest at a variable rate equal to SOFR plus 2.00% per annum.
Market Risk
Market risk is the risk of loss from adverse changes in market prices and interest rates. Our future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market interest rates. Our primary market risk results from our indebtedness, which bears interest at fixed and variable rates. The fair value of our debt obligations are affected by changes in the market interest rates. We manage our market risk by matching long-term leases with long-term, fixed-rate, non-recourse debt of similar duration. We continue to follow a conservative strategy of generally pre-leasing development projects on a long-term basis to creditworthy clients in order to achieve the most favorable construction and permanent financing terms. As of December 31, 2023, all of our outstanding debt, excluding our unconsolidated joint ventures and after taking into account hedging agreements, has fixed interest rates, which minimizes the interest rate risk through the maturity of such outstanding debt. We also manage our market risk by entering into hedging arrangements with financial institutions. Our primary objectives when undertaking hedging transactions and derivative positions is to reduce our floating rate exposure and to fix a portion of the interest rate for anticipated financing and refinancing transactions. This in turn, reduces the risks that the variability of cash flows imposes on variable rate debt. Our strategy mitigates against future increases in our interest rates.

Including the effects of interest rate swaps, at December 31, 2023, our weighted-average coupon/stated rate on our fixed rate outstanding Consolidated Debt was 3.96% per annum. At December 31, 2023, we had approximately $2.1 billion of consolidated variable rate debt outstanding, including $1.2 billion under the 2023 Unsecured Term Loan and $900.0 million of secured debt, all of which were subject to interest rate swaps (See Note 8 to the Consolidated Financial Statements for information pertaining to interest rate contracts in place as of December 31, 2023 and their respective fair values). If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $21.0 million, on an annualized basis for the year ended December 31, 2023.
The information above does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, see Note 6 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, including a change in control, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be useful measures for understanding and comparing our operating results because, by excluding gains and losses related to sales or a change in control of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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

BXP
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to FFO attributable to Boston Properties, Inc. common shareholders for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$190,215	$848,947	$496,223
Add:
Preferred stock redemption charge	—	—	6,412
Preferred dividends	—	—	2,560
Noncontrolling interest—common units of the Operating Partnership	22,548	96,780	55,931
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Net income	291,424	1,020,584	631,932
Add:
Depreciation and amortization	830,813	749,775	717,336
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(73,027)	(70,208)	(67,825)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	101,199	89,275	71,966
Corporate-related depreciation and amortization	(1,810)	(1,679)	(1,753)
Non-real estate depreciation and amortization	(1,681)	—	—
Impairment losses included within loss from unconsolidated joint ventures (1)	272,603	50,705	—
Less:
Gain on sale of real estate included within loss from unconsolidated joint ventures (2)	—	—	10,257
Gain (loss) on sale / consolidation included within loss from unconsolidated joint ventures (3)	28,412	—	—
Gain on investment included within loss from unconsolidated joint ventures (4)	35,756	—	—
Gains on sales of real estate	517	437,019	123,660
Gain on sales-type lease	—	10,058	—
Gain on sales-type lease included within loss from unconsolidated joint ventures	1,368	—	—
Unrealized gain (loss) on non-real estate investment	239	(150)	—
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Preferred dividends	—	—	2,560
Preferred stock redemption charge	—	—	6,412
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,274,568	1,316,668	1,137,961
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	130,771	133,115	111,975
Funds from Operations attributable to Boston Properties, Inc. common shareholders	$1,143,797	$1,183,553	$1,025,986
Our percentage share of Funds from Operations—basic	89.74%	89.89%	90.16%
Weighted average shares outstanding—basic	156,863	156,726	156,116
___________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investments in (i) Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively, for the year ended December 31, 2023 (See Note 6 to the Consolidated Financial Statements), and (ii) the Dock 72 unconsolidated joint venture for the year ended December 31, 2022.
(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021.
(3)On December 14, 2023, we acquired our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California for a purchase price of $38.0 million. We recognized a gain of approximately $29.9 million on the consolidation of Santa Monica Business Park (See Notes 3 and 6 to the Consolidated Financial Statements).
(4)On October 2, 2023, a joint venture in which we owned a 20% equity interest completed a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance that resulted from distributions, (ii) the removal of the property from our in-service portfolio, (iii) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the existing senior loan to the new owner, and (iv) the closing of a new mezzanine loan (see Note 6 of the Consolidated Financial Statements).

The following tables presents a reconciliation of net income attributable to Boston Properties, Inc. common shareholders to Diluted FFO attributable to Boston Properties, Inc. for income (numerator) and shares/units (denominator) for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$190,215	$848,947	$496,223
Add:
Preferred stock redemption charge	—	—	6,412
Preferred dividends	—	—	2,560
Noncontrolling interest—common units of the Operating Partnership	22,548	96,780	55,931
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Net income	291,424	1,020,584	631,932
Add:
Depreciation and amortization	830,813	749,775	717,336
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(73,027)	(70,208)	(67,825)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	101,199	89,275	71,966
Corporate-related depreciation and amortization	(1,810)	(1,679)	(1,753)
Non-real estate depreciation and amortization	(1,681)	—	—
Impairment losses included within loss from unconsolidated joint ventures (1)	272,603	50,705	—
Less:
Gain on sale of real estate included within loss from unconsolidated joint ventures (2)	—	—	10,257
Gain (loss) on sale / consolidation included within loss from unconsolidated joint ventures (3)	28,412	—	—
Gain on investment included within loss from unconsolidated joint ventures (4)	35,756	—	—
Gains on sales of real estate	517	437,019	123,660
Gain on sales-type lease	—	10,058	—
Gain on sales-type lease included within loss from unconsolidated joint ventures	1,368	—	—
Unrealized gain (loss) on non-real estate investment	239	(150)	—
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Preferred dividends	—	—	2,560
Preferred stock redemption charge	—	—	6,412
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	1,274,568	1,316,668	1,137,961
Effect of Dilutive Securities:
Stock based compensation	—	—	—
Diluted FFO	1,274,568	1,316,668	1,137,961
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	130,516	132,852	111,748
Diluted FFO attributable to Boston Properties, Inc. (5)	$1,144,052	$1,183,816	$1,026,213
___________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investments in (i) Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively, for the year ended December 31, 2023 (See Note 6 to the Consolidated Financial Statements), and (ii) the Dock 72 unconsolidated joint venture for the year ended December 31, 2022.

(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021.
(3)On December 14, 2023, we acquired our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California for a purchase price of $38.0 million. We recognized a gain of approximately $29.9 million on the consolidation of Santa Monica Business Park (See Notes 3 and 6 to the Consolidated Financial Statements).
(4)On October 2, 2023, a joint venture in which we owned a 20% equity interest completed a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance that resulted from distributions, (ii) the removal of the property from our in-service portfolio, (iii) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the existing senior loan to the new owner, and (iv) the closing of a new mezzanine loan (see Note 6 of the Consolidated Financial Statements).
(5)BXP’s share of diluted Funds from Operations was 89.76%, 89.91% and 90.18% for the years ended December 31, 2023, 2022 and 2021, respectively.

	Year ended December 31,
	2023	2022	2021
	shares/units (in thousands)
Basic Funds from Operations	174,796	174,360	173,150
Effect of Dilutive Securities:
Stock based compensation	338	411	260
Diluted Funds from Operations	175,134	174,771	173,410
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,933	17,634	17,034
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	157,201	157,137	156,376
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.76%, 89.91% and 90.18% for the years ended December 31, 2023, 2022 and 2021 respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to FFO attributable to Boston Properties Limited Partnership common unitholders for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$219,771	$957,265	$561,993
Add:
Preferred unit redemption charge	—	—	6,412
Preferred distributions	—	—	2,560
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Net income	298,432	1,032,122	641,771
Add:
Depreciation and amortization	823,805	742,293	709,035
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(73,027)	(70,208)	(67,825)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	101,199	89,275	71,966
Corporate-related depreciation and amortization	(1,810)	(1,679)	(1,753)
Non-real estate depreciation and amortization	(1,681)	—	—
Impairment losses included within loss from unconsolidated joint ventures (1)	272,603	50,705	—
Less:
Gain on sale of real estate included within loss from unconsolidated joint ventures (2)	—	—	10,257
Gain (loss) on sale / consolidation included within loss from unconsolidated joint ventures (3)	28,412	—	—
Gain on investment included within loss from unconsolidated joint ventures (4)	35,756	—	—
Gains on sales of real estate	517	441,075	125,198
Gain on sales-type lease	—	10,058	—
Gain on sales-type lease included within loss from unconsolidated joint ventures	1,368	—	—
Unrealized gain (loss) on non-real estate investment	239	(150)	—
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Preferred distributions	—	—	2,560
Preferred unit redemption charge	—	—	6,412
Funds from Operations attributable to Boston Properties Limited Partnership common unitholders (5)	$1,274,568	$1,316,668	$1,137,961
Weighted average shares outstanding—basic	174,796	174,360	173,150
 _______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investments in (i) Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively, for the year ended December 31, 2023 (See Note 6 to the Consolidated Financial Statements), and (ii) the Dock 72 unconsolidated joint venture for the year ended December 31, 2022.
(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021.
(3)On December 14, 2023, we acquired our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California for a purchase price of $38.0 million. We recognized a gain of approximately $29.9 million on the consolidation of Santa Monica Business Park (See Notes 3 and 6 to the Consolidated Financial Statements).
(4)On October 2, 2023, a joint venture in which we owned a 20% equity interest completed a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance that resulted from distributions, (ii) the removal of the property from our in-service portfolio, (iii) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the existing senior loan to the new owner, and (iv) the closing of a new mezzanine loan (see Note 6 of the Consolidated Financial Statements).
(5)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2020 MYLTIP Units).

The following tables presents a reconciliation of net income attributable to Boston Properties Limited Partnership common unitholders to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$219,771	$957,265	$561,993
Add:
Preferred unit redemption charge	—	—	6,412
Preferred distributions	—	—	2,560
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Net income	298,432	1,032,122	641,771
Add:
Depreciation and amortization	823,805	742,293	709,035
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(73,027)	(70,208)	(67,825)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	101,199	89,275	71,966
Corporate-related depreciation and amortization	(1,810)	(1,679)	(1,753)
Non-real estate depreciation and amortization	(1,681)	—	—
Impairment losses included within loss from unconsolidated joint ventures (1)	272,603	50,705	—
Less:
Gain on sale of real estate included within loss from unconsolidated joint ventures (2)	—	—	10,257
Gain (loss) on sale / consolidation included within loss from unconsolidated joint ventures (3)	28,412	—	—
Gain on investment included within loss from unconsolidated joint ventures (4)	35,756	—	—
Gains on sales of real estate	517	441,075	125,198
Gain on sales-type lease	—	10,058	—
Gain on sales-type lease included within loss from unconsolidated joint ventures	1,368	—	—
Unrealized gain (loss) on non-real estate investment	239	(150)	—
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Preferred distributions	—	—	2,560
Preferred unit redemption charge	—	—	6,412
Funds from Operations attributable to Boston Properties Limited Partnership common unitholders (5)	1,274,568	1,316,668	1,137,961
Effect of Dilutive Securities:
Stock based compensation	—	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$1,274,568	$1,316,668	$1,137,961
_______________
(1)The impairment loss on investment in unconsolidated joint venture consists of an other-than-temporary decline in the fair value below the carrying value of our investments in (i) Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively, for the year ended December 31, 2023 (See Note 6 to the Consolidated Financial Statements), and (ii) the Dock 72 unconsolidated joint venture for the year ended December 31, 2022.
(2)Consists of the portion of income from unconsolidated joint ventures related to the gain on sale of real estate associated with the sale of our ownership interest in the joint venture that owned Annapolis Junction Buildings Six and Seven for the year ended December 31, 2021.

(3)On December 14, 2023, we acquired our joint venture partner’s 45% ownership interest in Santa Monica Business Park located in Santa Monica, California for a purchase price of $38.0 million. We recognized a gain of approximately $29.9 million on the consolidation of Santa Monica Business Park (See Notes 3 and 6 to the Consolidated Financial Statements).
(4)On October 2, 2023, a joint venture in which we owned a 20% equity interest completed a two-step restructuring of the ownership in Metropolitan Square, which resulted in, among other things, (i) the cessation of our obligation to fund future investments through our then 20% equity interest, which caused us to recognize a gain on investment of approximately $35.8 million related to our deficit investment balance that resulted from distributions, (ii) the removal of the property from our in-service portfolio, (iii) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the existing senior loan to the new owner, and (iv) the closing of a new mezzanine loan (see Note 6 of the Consolidated Financial Statements).
(5)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2020 MYLTIP Units).

	Year ended December 31,
	2023	2022	2021
	shares/units (in thousands)
Basic Funds from Operations	174,796	174,360	173,150
Effect of Dilutive Securities:
Stock based compensation	338	411	260
Diluted Funds from Operations	175,134	174,771	173,410
Material Cash Commitments
As of December 31, 2023, we were subject to contractual payment obligations, excluding our unconsolidated joint ventures commitments. For details about our unconsolidated joint venture contractual payment obligations see “Investments in Unconsolidated Joint Ventures - Contractual Obligations” below. Our primary contractual payment obligations, that are not disclosed in other sections of this Annual Report on Form 10-K, are client and development related and described in further detail below. For details about our other contractual payment obligations related to operating and finance leases and debt, see Notes 4, 7 and 17 to the Consolidated Financial Statements, respectively.

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Commitments:
Client obligations (1)	$517,519	$401,843	$42,034	$47,790	$16,512	$9,275	$65
Construction contracts on development projects	1,144,150	586,540	369,905	152,349	35,356	—	—
Total Commitments	$1,661,669	$988,383	$411,939	$200,139	$51,868	$9,275	$65
 _______________
(1)Committed client-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2023. The timing and amount of these payments is subject to change.
We invest in a non-real estate fund, which is primarily an environmentally focused investment fund, with an aggregate commitment to contribute $10.0 million. As of December 31, 2023, we have contributed approximately $4.6 million, which includes required fees, with $5.4 million remaining to be contributed.
On October 2, 2023, the restructuring of Metropolitan Square was completed (See Note 6 to the Consolidated Financial Statements), which included, among other items, the closing of the New Mezz Loan with a maximum principal amount of $100.0 million, which loan is subordinate only to the Senior Loan. The New Mezz Loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. We will fund 20%, or up to $20.0 million, of any amounts borrowed under the New Mezz Loan. As of December 31, 2023, we have funded approximately $1.7 million.

Investment in Unconsolidated Joint Ventures - Contractual Obligations
As of December 31, 2023, the unconsolidated joint ventures that we have an ownership interest in were subject to contractual payment obligations as described in the table below.  The table represents our share of the contractual obligations. For details about our unconsolidated joint ventures secured debt see “Investment In Unconsolidated Joint Ventures - Secured Debt” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Contractual Obligations:
Operating leases (1)	$95,698	$873	$908	$944	$957	$970	$91,046
Total Contractual Obligations	95,698	873	908	944	957	970	91,046

Commitments:
Client obligations (2)	28,482	12,336	10,265	5,333	548	—	—
Construction contracts on development projects	120,253	53,143	40,785	26,325	—	—	—
Total Commitments	148,735	65,479	51,050	31,658	548	—	—
	$244,433	$66,352	$51,958	$32,602	$1,505	$970	$91,046
 _______________
(1)Operating leases include approximately $61.6 million related to renewal options that the joint venture is reasonably certain it will exercise.
(2)Committed client-related obligations (tenant improvements and lease commissions) based on executed leases as of December 31, 2023. The timing and amount of these payments is subject to change.
We have various service contracts with vendors related to our property management. In addition, we have certain other contracts we enter into in the ordinary course of business that may extend beyond one year. These contracts include terms that provide for cancellation with insignificant or no cancellation penalties. Contract terms are generally between three and five years.
During the year ended December 31, 2023, we paid approximately $388.6 million to fund client-related obligations, including tenant improvements and leasing commissions.
In addition, during the year ended December 31, 2023, we and our unconsolidated joint venture partners incurred approximately $299.2 million of new client-related obligations associated with approximately 3.9 million square feet of second generation leases, or approximately $76 per square foot. In addition, we signed leases for approximately 267,900 square feet of first generation leases.  The client-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the aggregate, during 2023, we signed leases for approximately 4.2 million square feet of space and incurred aggregate client-related obligations of approximately $355.0 million, or approximately $85 per square foot.

New Accounting Pronouncements
In August 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-05, “Business Combinations - Joint Venture Formations (Subtopic 805-60)” (“ASU 2023-05”). ASU 2023-05 is intended to (1) address accounting for contributions made to a joint venture upon formation and (2) reduce diversity in practice. ASU 2023-05 is effective for all joint ventures formed on or after January 1, 2025, with early adoption permitted. We are currently assessing the potential impact that the adoption of ASU 2023-05 will have on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the potential impact that the adoption of ASU 2023-07 will have on our consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances income tax disclosure should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently assessing the potential impact that the adoption of ASU 2023-09 will have on our consolidated financial statements.

ITEM 7A—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Unless we have entered into interest rate swaps or other derivatives to fix the interest rate, increases in interest rates can result in increased interest expense under our Revolving Facility, 2023 Unsecured Term Loan, certain mortgage loans and other debt that bears interest at variable rates. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.
As of December 31, 2023, approximately $13.8 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining $2.1 billion of outstanding indebtedness bore interest at variable rates, including $1.2 billion under the 2023 Unsecured Term Loan and $900.0 million of secured debt. However, we entered into interest rate swaps with notional amounts aggregating $2.1 billion, thus fixing the interest rates for all, or a portion of the applicable debt term (See Note 8 to the Consolidated Financial Statements for information pertaining to interest rate contracts in place as of December 31, 2023 and their respective fair values). Therefore, as of December 31, 2023, we have no outstanding variable rate debt that has not been fixed through an interest rate swap.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of December 31, 2023.
The table below does not include our unconsolidated joint venture debt. For a discussion concerning our unconsolidated joint venture debt, including interest rate swaps, see Note 6 to the Consolidated Financial Statements and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Investment in Unconsolidated Joint Ventures - Secured Debt.”

	2024	2025	2026	2027	2028	2029+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(4,843)	$(4,843)	$(4,843)	$2,297,138	$(1,348)	$995,924	$3,277,185	$2,810,134
GAAP Average Interest Rate	—%	—%	—%	3.64%	—%	2.93%	3.42%
Variable Rate	(4,163)	297,129	(1,341)	(1,341)	598,910	—	889,194	895,379
Subtotal	$(9,006)	$292,286	$(6,184)	$2,295,797	$597,562	$995,924	$4,166,379	$3,705,513
	Unsecured debt, net
Fixed Rate	$699,933	$848,726	$1,993,184	$744,879	$993,941	$5,210,954	$10,491,617	$9,697,393
GAAP Average Interest Rate	3.92%	3.35%	3.63%	6.92%	4.63%	3.55%	3.91%
Variable Rate	1,198,301	—	—	—	—	—	1,198,301	1,196,945
Subtotal	$1,898,234	$848,726	$1,993,184	$744,879	$993,941	$5,210,954	$11,689,918	$10,894,338
Total Debt	$1,889,228	$1,141,012	$1,987,000	$3,040,676	$1,591,503	$6,206,878	$15,856,297	$14,599,851
At December 31, 2023, the weighted-average stated interest rates on the fixed rate debt stated above was 3.69% per annum. At December 31, 2023, our outstanding variable rate debt totaled $2.1 billion, all of which was subject to interest rate swaps. At December 31, 2023, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 5.79% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $21.0 million, on an annualized basis for the year ended December 31, 2023, respectively.
Our use of derivative instruments also involves certain additional risks such as counterparty credit risk, the enforceability of hedging contracts and the risk that unanticipated and significant changes in interest rates will cause a significant loss of basis in the contract. We believe that there is a low likelihood that these counterparties will fail to meet their obligations and we minimize our exposure by limiting counterparties to major banks who meet established credit and capital guidelines. There can be no assurance that we will adequately protect against the foregoing risks.
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
As of the end of Boston Properties, Inc.’s 2023 fiscal year, management conducted assessments of the effectiveness of Boston Properties, Inc.’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2023 was effective.
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
The effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 114, which expresses an unqualified opinion on the effectiveness of Boston Properties, Inc.’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Boston Properties, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Assessment of Impairment Indicators of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3 and 6 to the consolidated financial statements, the Company’s total real estate balance was $20,593.5 million and its investments in unconsolidated joint ventures was $1,337.4 million as of December 31, 2023. During 2023, the Company recognized a $272.6 million other than temporary impairment related to certain investments in unconsolidated joint ventures. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value of unconsolidated joint ventures is calculated using a discounted cash flow model which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, market interest rates and availability, discount rates, and capitalization rates.
The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators for long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management (a) in identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (b) when developing the fair value estimate of the investment in unconsolidated joint venture with an other- than- temporary impairment, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management's identification of the indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures and (b) management’s assumptions related to future occupancy, future rental rates, future capital requirements, market interest rates, discount rates and capitalization rates (collectively referred to as “the significant fair value assumptions”), and (iii) the audit effort related to management’s development of the fair value estimate of the investment in unconsolidated joint venture with an other-than-temporary impairment involved the use of professionals with specialized skill and knowledge.
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
Purchase Price Allocation for Long-Lived Asset Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2023, the Company acquired its joint venture partner’s interest in a property for a purchase price of $38 million. Management assesses the fair value of acquired tangible and intangible assets (including land, buildings and improvements, tenant improvements, “above-” and “below-market” leases, leasing costs and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities (including ground leases)) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. Management assesses fair value based on estimated cash flow projections that utilize discount, and/or capitalization rates, and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The principal considerations for our determination that performing procedures relating to the purchase price allocation for long-lived asset property acquisitions is a critical audit matter are (i) the significant judgment by management in developing the fair value estimates of assets acquired and liabilities assumed and the corresponding purchase price allocation, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to discount rates and capitalization rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocation for the long-lived asset property acquisition, including controls over the assumptions related to discount rate and capitalization rate used to determine the fair value of the assets acquired and the corresponding purchase price allocation. These procedures also included, among others, (i) reading the purchase agreements and leasing documents for the acquisition, (ii) testing management’s process for developing the fair value estimates of the assets acquired and the corresponding purchase price allocation, (iii) evaluating the appropriateness of management’s discounted cash flow method, (iv) testing the completeness and accuracy of the underlying data used in the method, and, (v) evaluating the reasonableness of the significant assumptions used by management, related to the discount rate and capitalization rate by considering industry knowledge and data as well as historical company data and experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the discount rate and capitalization rate assumptions.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2024
We have served as the Company’s auditor since 1997.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2023	December 31, 2022
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,054,075 and $6,789,029 at December 31, 2023 and December 31, 2022, respectively)	$26,749,209	$25,389,663
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2023 and December 31, 2022, respectively)	401,680	237,510
Right of use assets - operating leases (amounts related to VIEs of $158,885 and $0 at December 31, 2023 and December 31, 2022, respectively)	324,298	167,351
Less: accumulated depreciation (amounts related to VIEs of $(1,501,483) and $(1,381,401) at December 31, 2023 and December 31, 2022, respectively)	(6,881,728)	(6,298,082)
Total real estate	20,593,459	19,496,442
Cash and cash equivalents (amounts related to VIEs of $245,317 and $259,658 at December 31, 2023 and December 31, 2022, respectively)	1,531,477	690,333
Cash held in escrows (amounts related to VIEs of $22,160 and $0 at December 31, 2023 and December 31, 2022, respectively)	81,090	46,479
Investments in securities	36,337	32,277
Tenant and other receivables, net (amounts related to VIEs of $27,987 and $16,521 at December 31, 2023 and December 31, 2022, respectively)	122,407	81,389
Note receivable, net	1,714	—
Related party note receivable, net	88,779	78,576
Sales-type lease receivable, net	13,704	12,811
Accrued rental income, net (amounts related to VIEs of $401,159 and $367,138 at December 31, 2023 and December 31, 2022, respectively)	1,355,212	1,276,580
Deferred charges, net (amounts related to VIEs of $175,383 and $176,597 at December 31, 2023 and December 31, 2022, respectively)	760,421	733,282
Prepaid expenses and other assets (amounts related to VIEs of $11,824 and $11,647 at December 31, 2023 and December 31, 2022, respectively)	64,230	43,589
Investments in unconsolidated joint ventures	1,377,319	1,715,911
Total assets	$26,026,149	$24,207,669
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,277,185 and $3,272,368 at December 31, 2023 and December 31, 2022, respectively)	$4,166,379	$3,272,368
Unsecured senior notes, net	10,491,617	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,198,301	730,000
Lease liabilities - finance leases (amounts related to VIEs of $20,794 and $20,604 at December 31, 2023 and December 31, 2022, respectively)	417,961	249,335
Lease liabilities - operating leases (amounts related to VIEs of $145,826 and $0 at December 31, 2023 and December 31, 2022, respectively)	350,391	204,686
Accounts payable and accrued expenses (amounts related to VIEs of $59,667 and $29,466 at December 31, 2023 and December 31, 2022, respectively)	458,329	417,545
Dividends and distributions payable	171,176	170,643
Accrued interest payable	133,684	103,774
Other liabilities (amounts related to VIEs of $115,275 and $114,232 at December 31, 2023 and December 31, 2022, respectively)	445,947	450,918
Total liabilities	17,833,785	15,837,237
Commitments and contingencies (See Note 9)

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except for share and par value amounts)
	December 31, 2023	December 31, 2022
Redeemable deferred stock units— 119,471 and 97,853 units outstanding at redemption value at December 31, 2023 and December 31, 2022, respectively	8,383	6,613
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 157,019,766 and 156,836,767 issued and 156,940,866 and 156,757,867 outstanding at December 31, 2023 and December 31, 2022, respectively	1,569	1,568
Additional paid-in capital	6,715,149	6,539,147
Dividends in excess of earnings	(816,152)	(391,356)
Treasury common stock at cost, 78,900 shares at December 31, 2023 and December 31, 2022	(2,722)	(2,722)
Accumulated other comprehensive loss	(21,147)	(13,718)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,876,697	6,132,919
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	666,580	683,583
Property partnerships	1,640,704	1,547,317
Total equity	8,183,981	8,363,819
Total liabilities and equity	$26,026,149	$24,207,669

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenue
Lease	$3,054,673	$2,918,368	$2,753,014
Parking and other	112,918	107,225	81,814
Hotel	47,357	39,482	13,609
Development and management services	40,850	28,056	27,697
Direct reimbursements of payroll and related costs from management services contracts	17,771	15,450	12,487
Total revenue	3,273,569	3,108,581	2,888,621
Expenses
Operating
Rental	1,183,947	1,108,070	1,021,151
Hotel	32,225	27,478	12,998
General and administrative	170,158	146,378	151,573
Payroll and related costs from management services contracts	17,771	15,450	12,487
Transaction costs	4,313	2,905	5,036
Depreciation and amortization	830,813	749,775	717,336
Total expenses	2,239,227	2,050,056	1,920,581
Other income (expense)
Loss from unconsolidated joint ventures	(239,543)	(59,840)	(2,570)
Gains on sales of real estate	517	437,019	123,660
Gain on sales-type lease	—	10,058	—
Interest and other income (loss)	69,964	11,940	5,704
Other income - assignment fee	—	6,624	—
Gains (losses) from investments in securities	5,556	(6,453)	5,626
Losses from interest rate contracts	(79)	—	—
Unrealized gain (loss) on non-real estate investment	239	(150)	—
Losses from early extinguishment of debt	—	—	(45,182)
Interest expense	(579,572)	(437,139)	(423,346)
Net income	291,424	1,020,584	631,932
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(78,661)	(74,857)	(70,806)
Noncontrolling interest—common units of the Operating Partnership	(22,548)	(96,780)	(55,931)
Net income attributable to Boston Properties, Inc.	190,215	848,947	505,195
Preferred dividends	—	—	(2,560)
Preferred stock redemption charge	—	—	(6,412)
Net income attributable to Boston Properties, Inc. common shareholders	$190,215	$848,947	$496,223
Basic earnings per common share attributable to Boston Properties, Inc. common shareholders
Net income	$1.21	$5.41	$3.18
Weighted average number of common shares outstanding	156,863	156,726	156,116
Diluted earnings per common share attributable to Boston Properties, Inc. common shareholders
Net income	$1.21	$5.40	$3.17
Weighted average number of common and common equivalent shares outstanding	157,201	157,137	156,376
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2023	2022	2021
Net income	$291,424	$1,020,584	$631,932
Other comprehensive income:
Effective portion of interest rate contracts	(14,405)	19,396	8,544
Amortization of interest rate contracts (1)	6,703	6,707	6,704
Other comprehensive income (loss)	(7,702)	26,103	15,248
Comprehensive income	283,722	1,046,687	647,180
Net income attributable to noncontrolling interests	(101,209)	(171,637)	(126,737)
Other comprehensive (income) loss attributable to noncontrolling interests	274	(3,156)	(2,020)
Comprehensive income attributable to Boston Properties, Inc.	$182,787	$871,894	$518,423
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2020	155,719	$1,557	$200,000	$6,356,791	$(509,653)	$(2,722)	$(49,890)	$616,596	$1,726,933	$8,339,612
Redemption of operating partnership units to common stock	524	5	—	18,381	—	—	—	(18,386)	—	—
Allocated net income for the period	—	—	—	—	505,195	—	—	55,931	70,806	631,932
Dividends/distributions declared	—	—	—	—	(615,021)	—	—	(68,822)	—	(683,843)
Shares issued pursuant to stock purchase plan	9	—	—	1,004	—	—	—	—	—	1,004
Net activity from stock option and incentive plan	293	3	—	25,607	—	—	—	45,773	—	71,383
Issuance of operating partnership units for 360 Park Avenue South	—	—	—	—	—	—	—	99,689	—	99,689
Preferred stock redemption	—	—	(200,000)	6,377	—	—	—	—	—	(193,623)
Preferred stock redemption charge	—	—	—	—	(6,412)	—	—	—	—	(6,412)
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	18,002	18,002
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(259,764)	(259,764)
Effective portion of interest rate contracts	—	—	—	—	—	—	7,703	841	—	8,544
Amortization of interest rate contracts	—	—	—	—	—	—	5,525	603	576	6,704
Reallocation of noncontrolling interest	—	—	—	89,570	—	—	—	(89,570)	—	—
Equity, December 31, 2021	156,545	1,565	—	6,497,730	(625,891)	(2,722)	(36,662)	642,655	1,556,553	8,033,228
Redemption of operating partnership units to common stock	182	3	—	6,536	—	—	—	(6,539)	—	—
Allocated net income for the period	—	—	—	—	848,947	—	—	96,780	74,857	1,020,584
Dividends/distributions declared	—	—	—	—	(614,412)	—	—	(71,714)	—	(686,126)
Shares issued pursuant to stock purchase plan	10	—	—	1,036	—	—	—	—	—	1,036
Net activity from stock option and incentive plan	21	—	—	7,261	—	—	—	46,402	—	53,663
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	849	849
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(85,518)	(85,518)
Effective portion of interest rate contracts	—	—	—	—	—	—	17,435	1,961	—	19,396
Amortization of interest rate contracts	—	—	—	—	—	—	5,509	622	576	6,707
Reallocation of noncontrolling interest	—	—	—	26,584	—	—	—	(26,584)	—	—
Equity, December 31, 2022	156,758	1,568	—	6,539,147	(391,356)	(2,722)	(13,718)	683,583	1,547,317	8,363,819

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (in thousands)
	Common Stock		Preferred Stock	Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Redemption of operating partnership units to common stock	102	1	—	3,793	—	—	—	(3,794)	—	—
Allocated net income for the period	—	—	—	—	190,215	—	—	22,548	78,661	291,424
Dividends/distributions declared	—	—	—	—	(615,011)	—	—	(73,331)	—	(688,342)
Shares issued pursuant to stock purchase plan	19	—	—	1,156	—	—	—	—	—	1,156
Net activity from stock option and incentive plan	62	—	—	3,165	—	—	—	45,895	—	49,060
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	—	160,416	—	—	—	—	84,125	244,541
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	—	(69,975)	(69,975)
Effective portion of interest rate contracts	—	—	—	—	—	—	(12,927)	(1,478)	—	(14,405)
Amortization of interest rate contracts	—	—	—	—	—	—	5,498	629	576	6,703
Reallocation of noncontrolling interest	—	—	—	7,472	—	—	—	(7,472)	—	—
Equity, December 31, 2023	156,941	$1,569	$—	$6,715,149	$(816,152)	$(2,722)	$(21,147)	$666,580	$1,640,704	$8,183,981

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$291,424	$1,020,584	$631,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	830,813	749,775	717,336
Amortization of right of use assets - operating leases	1,940	2,427	3,516
Non-cash compensation expense	51,478	52,026	50,860
Loss from unconsolidated joint ventures	239,543	59,840	2,570
Distributions of net cash flow from operations of unconsolidated joint ventures	24,637	26,827	21,542
Losses (gains) from investments in securities	(5,556)	6,453	(5,626)
Allowance for current expected credit losses (gains)	373	(224)	(1,207)
Non-cash portion of interest expense	30,523	25,831	23,368
Settlement of accreted debt discount on redemption of unsecured senior notes	—	—	(8,500)
Losses from early extinguishments of debt	—	—	45,182
Other income - assignment fee	—	(6,624)	—
Gains on sales of real estate	(517)	(437,019)	(123,660)
Gain on sales-type lease	—	(10,058)	—
Unrealized (gain) loss on non-real estate investment	(239)	150	—
Change in assets and liabilities:
Tenant and other receivables, net	(31,470)	(7,621)	4,820
Notes receivable, net	—	(152)	(545)
Accrued rental income, net	(99,539)	(98,075)	(101,548)
Prepaid expenses and other assets	(7,336)	20,099	(20,811)
Right of use assets - operating lease	(25,640)	—	—
Lease liabilities - operating leases	(121)	125	(23,599)
Accounts payable and accrued expenses	41,696	(22,777)	20,025
Accrued interest payable	29,910	8,989	(10,839)
Other liabilities	7,267	(24,120)	(28,739)
Tenant leasing costs	(77,666)	(84,057)	(62,850)
Total adjustments	1,010,096	261,815	501,295
Net cash provided by operating activities	1,301,520	1,282,399	1,133,227
Cash flows from investing activities:
Acquisitions of real estate	—	(1,320,273)	(222,260)
Construction in progress	(525,963)	(500,273)	(513,878)
Building and other capital improvements	(171,424)	(177,004)	(150,998)
Tenant improvements	(310,925)	(218,685)	(263,952)
Proceeds from sales of real estate	517	834,770	179,887
Acquisition of real estate (net of cash received upon consolidation)	(13,155)	—	—
Proceeds from assignment fee	—	6,624	—
Capital contributions to unconsolidated joint ventures	(192,650)	(277,581)	(98,152)
Capital distributions from unconsolidated joint ventures	32,787	37,122	122
Proceeds from sale of investment in unconsolidated joint venture	—	—	17,789
Investment in non-real estate investments	(2,187)	(2,404)	—

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2023	2022	2021
Issuance of note receivables (including related party)	(12,177)	—	—
Proceeds from notes receivable	—	10,000	10,035
Investments in securities, net	1,496	4,902	1,451
Net cash used in investing activities	(1,193,681)	(1,602,802)	(1,039,956)
Cash flows from financing activities:
Proceeds from mortgage notes payable	600,000	—	1,201,388
Repayments of mortgage notes payable	—	—	(832,296)
Proceeds from unsecured senior notes	747,727	749,557	1,695,996
Repayment / redemption of unsecured senior notes	(500,000)	—	(1,841,500)
Borrowings on unsecured line of credit	—	985,000	770,000
Repayments of unsecured line of credit	—	(1,130,000)	(625,000)
Borrowings on unsecured term loan	1,200,000	730,000	—
Redemption of preferred stock	—	—	(200,000)
Payments on finance lease obligations	—	—	1,250
Repayment of unsecured term loan	(730,000)	—	(500,000)
Deferred financing costs	(19,416)	(8,460)	(20,757)
Debt issuance costs	—	—	(16,186)
Debt prepayment and extinguishment costs	—	—	(43,036)
Net activity from equity transactions	367	(352)	24,214
Dividends and distributions	(687,809)	(685,019)	(683,753)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	227,022	849	18,002
Distributions to noncontrolling interests in property partnerships	(69,975)	(85,518)	(259,764)
Net cash provided by (used in) financing activities	767,916	556,057	(1,311,442)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	875,755	235,654	(1,218,171)
Cash and cash equivalents and cash held in escrows, beginning of period	736,812	501,158	1,719,329
Cash and cash equivalents and cash held in escrows, end of period	$1,612,567	$736,812	$501,158

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$690,333	$452,692	$1,668,742
Cash held in escrows, beginning of period	46,479	48,466	50,587
Cash and cash equivalents and cash held in escrows, beginning of period	$736,812	$501,158	$1,719,329

Cash and cash equivalents, end of period	$1,531,477	$690,333	$452,692
Cash held in escrows, end of period	81,090	46,479	48,466
Cash and cash equivalents and cash held in escrows, end of period	$1,612,567	$736,812	$501,158

Supplemental disclosures:
Cash paid for interest	$553,989	$449,903	$465,442
Interest capitalized	$42,633	$52,130	$53,097

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2023	2022	2021
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(135,093)	$(119,534)	$(239,317)
Change in real estate included in accounts payable and accrued expenses	$3,668	$97,586	$(25,183)
Right of use assets obtained in exchange for lease liabilities - operating lease	$141,179	$—	$26,887
Right of use assets obtained in exchange for lease liabilities - finance lease	$163,056	$—	$—
Non-cash contributions to noncontrolling interests in property partnerships	$17,519	$—	$—
Capitalized operating lease costs	$12,580	$—	$—
Construction in progress from prepaid expenses and other assets	$25,577	$—	$—
Investment in unconsolidated joint ventures eliminated upon consolidation	$183,817	$—	$—
Mortgage note payable recorded upon consolidation	$300,000	$—	$—
Real estate and intangibles recorded upon consolidation	$(490,720)	$—	$—
Interest rate contracts recorded upon consolidation	$(7,337)	$—	$—
Construction in progress, net deconsolidated	$—	$(11,316)	$(299,947)
Investment in unconsolidated joint ventures recorded upon deconsolidation	$—	$11,316	$107,132
Sales-type lease origination	$—	$13,045	$—
Derecognition of assets in exchange for sales-type lease obligation	$—	$(2,987)	$—
Prepaid expenses and other assets, net deconsolidated	$—	$—	$(5,011)
Assumption of mortgage notes payable	$—	$—	$200,311
Mortgage notes payable, net deconsolidation	$—	$—	$(198,381)
Issuance of operating partnership units	$—	$—	$99,689
Dividends and distributions declared but not paid	$171,176	$170,643	$169,859
Conversions of noncontrolling interests to stockholders’ equity	$3,794	$6,539	$18,386
Issuance of restricted securities to employees and non-employee directors	$48,141	$48,417	$44,405

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
As of the end of Boston Properties Limited Partnership’s 2023 fiscal year, management conducted assessments of the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on these assessments, management has determined that Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2023 was effective.
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
The effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report appearing on page 127, which expresses an unqualified opinion on the effectiveness of Boston Properties Limited Partnership’s internal control over financial reporting as of December 31, 2023.

Report of Independent Registered Public Accounting Firm

To the Partners of Boston Properties Limited Partnership
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Boston Properties Limited Partnership and its subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of capital and noncontrolling interests and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Assessment of Impairment Indicators of Long-Lived Assets and Investments in Unconsolidated Joint Ventures
As described in Notes 2, 3 and 6 to the consolidated financial statements, the Partnership’s total real estate balance was $20,350.6 million and its investments in unconsolidated joint ventures was $1,337.4 million as of December 31, 2023. During 2023, the Partnership recognized a $272.6 million other than temporary impairment related to certain investments in unconsolidated joint ventures. Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. Management reviews its unconsolidated joint ventures for indicators of impairment on a quarterly basis and records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. Management will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value of unconsolidated joint ventures is calculated using a discounted cash flow model which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, market interest rates and availability, discount rates, and capitalization rates.
The principal considerations for our determination that performing procedures relating to the assessment of impairment indicators for long-lived assets and investments in unconsolidated joint ventures is a critical audit matter are (i) the significant judgment by management (a) in identifying the indicators of impairment for long-lived assets and investments in unconsolidated joint ventures and (b) when developing the fair value estimate of the investment in unconsolidated joint venture with an other- than- temporary impairment, (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) management's identification of the indicators of impairment related to the operating performance and anticipated hold periods for long-lived assets and the performance of each investment and market conditions for investments in unconsolidated joint ventures and (b) management’s assumptions related to future occupancy, future rental rates, future capital requirements, market interest rates, discount rates and capitalization rates (collectively referred to as “the significant fair value assumptions”), and (iii) the audit effort related to management’s development of the fair value estimate of the investment in unconsolidated joint venture with an other-than-temporary impairment involved the use of professionals with specialized skill and knowledge.
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
Purchase Price Allocation for Long-Lived Asset Property Acquisitions
As described in Notes 2 and 3 to the consolidated financial statements, during the year ended December 31, 2023, the Partnership acquired its joint venture partner’s interest in a property for a purchase price of $38 million. Management assesses the fair value of acquired tangible and intangible assets (including land, buildings and improvements, tenant improvements, “above-” and “below-market” leases, leasing costs and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities (including ground leases)) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. Management assesses fair value based on estimated cash flow projections that utilize discount, and/or capitalization rates, and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.
The principal considerations for our determination that performing procedures relating to the purchase price allocation for long-lived asset property acquisitions is a critical audit matter are (i) the significant judgment by management in developing the fair value estimates of assets acquired and liabilities assumed and the corresponding purchase price allocation, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s significant assumptions related to discount rates and capitalization rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the purchase price allocation for the long-lived asset property acquisition, including controls over the assumptions related to discount rate and capitalization rate used to determine the fair value of the assets acquired and the corresponding purchase price allocation. These procedures also included, among others, (i) reading the purchase agreements and leasing documents for the acquisition, (ii) testing management’s process for developing the fair value estimates of the assets acquired and the corresponding purchase price allocation, (iii) evaluating the appropriateness of management’s discounted cash flow method, (iv) testing the completeness and accuracy of the underlying data used in the method, and, (v) evaluating the reasonableness of the significant assumptions used by management, related to the discount rate and capitalization rate by considering industry knowledge and data as well as historical company data and experience. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow model and reasonableness of the discount rate and capitalization rate assumptions.
/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 27, 2024
We have served as the Partnership’s auditor since 1997.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2023	December 31, 2022
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,054,075 and $6,789,029 at December 31, 2023 and December 31, 2022, respectively)	$26,382,944	$25,022,149
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at December 31, 2023 and December 31, 2022, respectively)	401,680	237,510
Right of use assets - operating leases (amounts related to VIEs of $158,885 and $0 at December 31, 2023 and December 31, 2022, respectively)	324,298	167,351
Less: accumulated depreciation (amounts related to VIEs of $(1,501,483) and $(1,381,401) at December 31, 2023 and December 31, 2022, respectively)	(6,758,361)	(6,180,474)
Total real estate	20,350,561	19,246,536
Cash and cash equivalents (amounts related to VIEs of $245,317 and $259,658 at December 31, 2023 and December 31, 2022, respectively)	1,531,477	690,333
Cash held in escrows (amounts related to VIEs of $22,160 and $0 at December 31, 2023 and December 31, 2022, respectively)	81,090	46,479
Investments in securities	36,337	32,277
Tenant and other receivables, net (amounts related to VIEs of $27,987 and $16,521 at December 31, 2023 and December 31, 2022, respectively)	122,407	81,389
Note receivable, net	1,714	—
Related party note receivable, net	88,779	78,576
Sales-type lease receivable, net	13,704	12,811
Accrued rental income, net (amounts related to VIEs of $401,159 and $367,138 at December 31, 2023 and December 31, 2022, respectively)	1,355,212	1,276,580
Deferred charges, net (amounts related to VIEs of $175,383 and $176,597 at December 31, 2023 and December 31, 2022, respectively)	760,421	733,282
Prepaid expenses and other assets (amounts related to VIEs of $11,824 and $11,647 at December 31, 2023 and December 31, 2022, respectively)	64,230	43,589
Investments in unconsolidated joint ventures	1,377,319	1,715,911
Total assets	$25,783,251	$23,957,763
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,277,185 and $3,272,368 at December 31, 2023 and December 31, 2022, respectively)	$4,166,379	$3,272,368
Unsecured senior notes, net	10,491,617	10,237,968
Unsecured line of credit	—	—
Unsecured term loan, net	1,198,301	730,000
Lease liabilities - finance leases (amounts related to VIEs of $20,794 and $20,604 at December 31, 2023 and December 31, 2022, respectively)	417,961	249,335
Lease liabilities - operating leases (amounts related to VIEs of $145,826 and $0 at December 31, 2023 and December 31, 2022, respectively)	350,391	204,686
Accounts payable and accrued expenses (amounts related to VIEs of $59,667 and $29,466 at December 31, 2023 and December 31, 2022, respectively)	458,329	417,545
Dividends and distributions payable	171,176	170,643
Accrued interest payable	133,684	103,774
Other liabilities (amounts related to VIEs of $115,275 and $114,232 at December 31, 2023 and December 31, 2022, respectively)	445,947	450,918
Total liabilities	17,833,785	15,837,237
Commitments and contingencies (See Note 9)
Redeemable deferred stock units— 119,471 and 97,853 units outstanding at redemption value at December 31, 2023 and December 31, 2022, respectively	8,383	6,613

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (in thousands, except for unit amounts)
	December 31, 2023	December 31, 2022
Noncontrolling interests:
Redeemable partnership units— 16,508,277 and 16,531,172 common units and 2,065,861 and 1,679,175 long term incentive units outstanding at redemption value at December 31, 2023 and December 31, 2022, respectively	1,347,575	1,280,886
Capital:
Boston Properties Limited Partnership partners’ capital— 1,755,150 and 1,749,682 general partner units and 155,185,716 and 155,008,185 limited partner units outstanding at December 31, 2023 and December 31, 2022, respectively	4,973,951	5,299,428
Accumulated other comprehensive loss	(21,147)	(13,718)
Total partners’ capital	4,952,804	5,285,710
Noncontrolling interests in property partnerships	1,640,704	1,547,317
Total capital	6,593,508	6,833,027
Total liabilities and capital	$25,783,251	$23,957,763

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for per unit amounts)

	Year ended December 31,
	2023	2022	2021
Revenue
Lease	$3,054,673	$2,918,368	$2,753,014
Parking and other	112,918	107,225	81,814
Hotel	47,357	39,482	13,609
Development and management services	40,850	28,056	27,697
Direct reimbursements of payroll and related costs from management services contracts	17,771	15,450	12,487
Total revenue	3,273,569	3,108,581	2,888,621
Expenses
Operating
Rental	1,183,947	1,108,070	1,021,151
Hotel	32,225	27,478	12,998
General and administrative	170,158	146,378	151,573
Payroll and related costs from management services contracts	17,771	15,450	12,487
Transaction costs	4,313	2,905	5,036
Depreciation and amortization	823,805	742,293	709,035
Total expenses	2,232,219	2,042,574	1,912,280
Other income (expense)
Loss from unconsolidated joint ventures	(239,543)	(59,840)	(2,570)
Gains on sales of real estate	517	441,075	125,198
Gain on sales-type lease	—	10,058	—
Interest and other income (loss)	69,964	11,940	5,704
Other income - assignment fee	—	6,624	—
Gains (losses) from investments in securities	5,556	(6,453)	5,626
Losses from interest rate contracts	(79)	—	—
Unrealized gain (loss) on non-real estate investment	239	(150)	—
Losses from early extinguishment of debt	—	—	(45,182)
Interest expense	(579,572)	(437,139)	(423,346)
Net income	298,432	1,032,122	641,771
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(78,661)	(74,857)	(70,806)
Net income attributable to Boston Properties Limited Partnership	219,771	957,265	570,965
Preferred distributions	—	—	(2,560)
Preferred unit redemption charge	—	—	(6,412)
Net income attributable to Boston Properties Limited Partnership common unitholders	$219,771	$957,265	$561,993
Basic earnings per common unit attributable to Boston Properties Limited Partnership common unitholders
Net income	$1.26	$5.48	$3.25
Weighted average number of common units outstanding	174,796	174,360	173,150
Diluted earnings per common unit attributable to Boston Properties Limited Partnership common unitholders
Net income	$1.25	$5.47	$3.24
Weighted average number of common and common equivalent units outstanding	175,134	174,771	173,410
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2023	2022	2021
Net income	$298,432	$1,032,122	$641,771
Other comprehensive income:
Effective portion of interest rate contracts	(14,405)	19,396	8,544
Amortization of interest rate contracts (1)	6,703	6,707	6,704
Other comprehensive income (loss)	(7,702)	26,103	15,248
Comprehensive income	290,730	1,058,225	657,019
Comprehensive income attributable to noncontrolling interests	(79,237)	(75,433)	(71,382)
Comprehensive income attributable to Boston Properties Limited Partnership	$211,493	$982,792	$585,637
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2020	1,731	153,988	$4,554,639	$193,623	$(49,890)	$1,726,933	$6,425,305	$1,643,024
Net activity from contributions and unearned compensation	5	295	26,614	—	—	—	26,614	45,773
Allocated net income for the period	—	—	512,474	2,560	—	70,806	585,840	55,931
Distributions	—	—	(612,461)	(2,560)	—	—	(615,021)	(68,822)
Issuance of operating partnership units for 360 Park Avenue South	—	—	—	—	—	—	—	99,689
Preferred unit redemption	—	—	—	(193,623)	—	—	(193,623)	—
Preferred unit redemption charge	—	—	(6,412)	—	—	—	(6,412)	—
Conversion of redeemable partnership units	10	516	18,386	—	—	—	18,386	(18,386)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(319,950)	—	—	—	(319,950)	319,950
Effective portion of interest rate contracts	—	—	—	—	7,703	—	7,703	841
Amortization of interest rate contracts	—	—	—	—	5,525	576	6,101	603
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	18,002	18,002	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(259,764)	(259,764)	—
Equity, December 31, 2021	1,746	154,799	4,173,290	—	(36,662)	1,556,553	5,693,181	2,078,603
Net activity from contributions and unearned compensation	1	30	8,291	—	—	—	8,291	46,408
Allocated net income for the period	—	—	860,485	—	—	74,857	935,342	96,780
Distributions	—	—	(614,412)	—	—	—	(614,412)	(71,714)
Conversion of redeemable partnership units	3	179	6,539	—	—	—	6,539	(6,539)
Adjustment to reflect redeemable partnership units at redemption value	—	—	865,235	—	—	—	865,235	(865,235)
Effective portion of interest rate contracts	—	—	—	—	17,435	—	17,435	1,961
Amortization of interest rate contracts	—	—	—	—	5,509	576	6,085	622
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	849	849	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(85,518)	(85,518)	—
Equity, December 31, 2022	1,750	155,008	5,299,428	—	(13,718)	1,547,317	6,833,027	1,280,886

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Preferred Units	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Net activity from contributions and unearned compensation	5	75	4,321	—	—	—	4,321	45,895
Allocated net income for the period	—	—	197,223	—	—	78,661	275,884	22,548
Distributions	—	—	(615,011)	—	—	—	(615,011)	(73,331)
Conversion of redeemable partnership units	—	102	3,794	—	—	—	3,794	(3,794)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(76,220)	—	—	—	(76,220)	76,220
Effective portion of interest rate contracts	—	—	—	—	(12,927)	—	(12,927)	(1,478)
Amortization of interest rate contracts	—	—	—	—	5,498	576	6,074	629
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	160,416	—	—	84,125	244,541	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	(69,975)	(69,975)	—
Equity, December 31, 2023	1,755	155,185	$4,973,951	$—	$(21,147)	$1,640,704	$6,593,508	$1,347,575

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$298,432	$1,032,122	$641,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	823,805	742,293	709,035
Amortization of right of use assets - operating leases	1,940	2,427	3,516
Non-cash compensation expense	51,478	52,026	50,860
Loss from unconsolidated joint ventures	239,543	59,840	2,570
Distributions of net cash flow from operations of unconsolidated joint ventures	24,637	26,827	21,542
Losses (gains) from investments in securities	(5,556)	6,453	(5,626)
Allowance for current expected credit losses (gains)	373	(224)	(1,207)
Non-cash portion of interest expense	30,523	25,831	23,368
Settlement of accreted debt discount on redemption of unsecured senior notes	—	—	(8,500)
Losses from early extinguishments of debt	—	—	45,182
Other income - assignment fee	—	(6,624)	—
Gains on sales of real estate	(517)	(441,075)	(125,198)
Gain on sales-type lease	—	(10,058)	—
Unrealized gain on non-real estate investment	(239)	150	—
Change in assets and liabilities:
Tenant and other receivables, net	(31,470)	(7,621)	4,820
Note receivable, net	—	(152)	(545)
Accrued rental income, net	(99,539)	(98,075)	(101,548)
Prepaid expenses and other assets	(7,336)	20,099	(20,811)
Right of use assets - operating lease	(25,640)	—	—
Lease liabilities - operating leases	(121)	125	(23,599)
Accounts payable and accrued expenses	41,696	(22,777)	20,025
Accrued interest payable	29,910	8,989	(10,839)
Other liabilities	7,267	(24,120)	(28,739)
Tenant leasing costs	(77,666)	(84,057)	(62,850)
Total adjustments	1,003,088	250,277	491,456
Net cash provided by operating activities	1,301,520	1,282,399	1,133,227
Cash flows from investing activities:
Acquisitions of real estate	—	(1,320,273)	(222,260)
Construction in progress	(525,963)	(500,273)	(513,878)
Building and other capital improvements	(171,424)	(177,004)	(150,998)
Tenant improvements	(310,925)	(218,685)	(263,952)
Proceeds from sales of real estate	517	834,770	179,887
Acquisition of real estate (net of cash received upon consolidation)	(13,155)	—	—
Proceeds from assignment fee	—	6,624	—
Capital contributions to unconsolidated joint ventures	(192,650)	(277,581)	(98,152)
Capital distributions from unconsolidated joint ventures	32,787	37,122	122
Proceeds from sale of investment in unconsolidated joint venture	—	—	17,789

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2023	2022	2021
Investment in non-real estate investments	(2,187)	(2,404)	—
Issuance of note receivables (including related party)	(12,177)	—	—
Proceeds from notes receivable	—	10,000	10,035
Investments in securities, net	1,496	4,902	1,451
Net cash used in investing activities	(1,193,681)	(1,602,802)	(1,039,956)
Cash flows from financing activities:
Proceeds from mortgage notes payable	600,000	—	1,201,388
Repayments of mortgage notes payable	—	—	(832,296)
Proceeds from unsecured senior notes	747,727	749,557	1,695,996
Repayment / redemption of unsecured senior notes	(500,000)	—	(1,841,500)
Borrowings on unsecured line of credit	—	985,000	770,000
Repayments of unsecured line of credit	—	(1,130,000)	(625,000)
Borrowings on unsecured term loan	1,200,000	730,000	—
Repayment of unsecured term loan	(730,000)	—	(500,000)
Redemption of preferred units	—	—	(200,000)
Payments on finance lease obligations	—	—	1,250
Deferred financing costs	(19,416)	(8,460)	(20,757)
Debt issuance costs	—	—	(16,186)
Debt prepayment and extinguishment costs	—	—	(43,036)
Net activity from equity transactions	367	(352)	24,214
Distributions	(687,809)	(685,019)	(683,753)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	227,022	849	18,002
Distributions to noncontrolling interests in property partnerships	(69,975)	(85,518)	(259,764)
Net cash provided by (used in) financing activities	767,916	556,057	(1,311,442)
Net increase (decrease) in cash and cash equivalents and cash held in escrows	875,755	235,654	(1,218,171)
Cash and cash equivalents and cash held in escrows, beginning of period	736,812	501,158	1,719,329
Cash and cash equivalents and cash held in escrows, end of period	$1,612,567	$736,812	$501,158

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$690,333	$452,692	$1,668,742
Cash held in escrows, beginning of period	46,479	48,466	50,587
Cash and cash equivalents and cash held in escrows, beginning of period	$736,812	$501,158	$1,719,329

Cash and cash equivalents, end of period	$1,531,477	$690,333	$452,692
Cash held in escrows, end of period	81,090	46,479	48,466
Cash and cash equivalents and cash held in escrows, end of period	$1,612,567	$736,812	$501,158

Supplemental disclosures:
Cash paid for interest	$553,989	$449,903	$465,442
Interest capitalized	$42,633	$52,130	$53,097

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Year ended December 31,
	2023	2022	2021
Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(133,844)	$(119,534)	$(238,003)
Change in real estate included in accounts payable and accrued expenses	$3,668	$97,586	$(25,183)
Right of use assets obtained in exchange for lease liabilities - operating lease	$141,179	$—	$26,887
Right of use assets obtained in exchange for lease liabilities - finance lease	$163,056	$—	$—
Non-cash contributions to noncontrolling interests in property partnerships	$17,519	$—	$—
Capitalized operating lease costs	$12,580	$—	$—
Construction in progress from prepaid expenses and other assets	$25,577	$—	$—
Investment in unconsolidated joint ventures eliminated upon consolidation	$183,817	$—	$—
Mortgage notes payable recorded upon consolidation	$300,000	$—	$—
Real estate and intangibles recorded upon consolidation	$(490,720)	$—	$—
Interest rate swaps recorded upon consolidation	$(7,337)	$—	$—
Construction in progress, net deconsolidated	$—	$(11,316)	$(299,947)
Investment in unconsolidated joint ventures recorded upon deconsolidation	$—	$11,316	$107,132
Sales-type lease origination	$—	$13,045	$—
Derecognition of assets in exchange for sales-type lease obligation	$—	$(2,987)	$—
Prepaid expense and other assets, net deconsolidated	$—	$—	$(5,011)
Assumption of mortgage notes payable	$—	$—	$200,311
Mortgage notes payable, net deconsolidation	$—	$—	$(198,381)
Issuance of operating partnership units	$—	$—	$99,689
Distributions declared but not paid	$171,176	$170,643	$169,859
Conversions of redeemable partnership units to partners’ capital	$3,794	$6,539	$18,386
Issuance of restricted securities to employees and non-employee directors	$48,141	$48,417	$44,405

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at December 31, 2023 owned an approximate 89.4% (89.6% at December 31, 2022) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2023 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2020 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2021 - 2023 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2020 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2021 - 2023 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2020 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 10, 15 and 17).
Properties
At December 31, 2023, the Company owned or had joint venture interests in a portfolio of 188 commercial real estate properties (the “Properties”) aggregating approximately 53.3 million net rentable square feet of primarily premier workplaces, including 10 properties under construction/redevelopment totaling approximately 2.7 million net rentable square feet. At December 31, 2023, the Properties consisted of:
•167 office and life sciences properties (including seven properties under construction/redevelopment);
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified eight entities that are VIEs as of December 31, 2023 and has determined that it is the primary beneficiary for all of these entities as of December 31, 2023.
Consolidated Variable Interest Entities
As of December 31, 2023, BXP has identified eight consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street, (ii) 343 Madison Avenue, which is categorized as land held for future development, and (iii) 300 Binney Street which is currently under redevelopment.
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
Variable Interest Entities Not Consolidated
As of December 31, 2023, the Company does not have any unconsolidated joint ventures that are classified as VIEs.
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
The Company assesses the fair value of acquired tangible and intangible assets (including land, buildings, tenant improvements, “above-” and “below-market” leases, leasing and assumed financing origination costs, acquired in-place leases, other identified intangible assets and assumed liabilities (including ground leases)) and allocates the purchase price to the acquired assets and assumed liabilities, including land and buildings as if vacant. The Company assesses fair value based on estimated cash flow projections that utilize discount and/or capitalization rates that it deems appropriate, as well as available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known and anticipated trends, and market and economic conditions.

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
Management reviews its long-lived assets for indicators of impairment following the end of each quarter and when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. This evaluation of long-lived assets is dependent on a number of factors, including when there is an event or adverse change in the operating performance of the long-lived asset or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life or hold period. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is subjective and is based in part on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates that could differ materially from actual results in future periods. Because cash flows on properties considered to be “long-lived assets to be held and used” are considered on an undiscounted basis to determine whether an asset may be impaired, the Company’s established strategy of holding properties over the long term directly decreases the likelihood of recording an impairment loss. If the Company’s hold strategy changes or market conditions otherwise dictate a shorter hold, an impairment loss may be recognized, and such loss could be material. If the Company determines that an impairment has occurred, the affected assets must be reduced to their fair value.
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
Capitalized costs include pre-construction costs necessary to the development of the property, development costs (including architectural, engineering and design costs), construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. The Company begins the capitalization of costs during the pre-construction period, which it defines as activities that are necessary for the development of the property. The Company considers a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. The Company ceases capitalization on the portion (1) substantially completed, (2) occupied or held available for occupancy, and capitalizes only those costs associated with the portion under construction or (3) if activities necessary for the development of the property have been suspended. Interest costs capitalized for the years ended December 31, 2023, 2022 and 2021 were approximately $42.6 million, $52.1 million and $53.1 million, respectively. Salaries and related costs capitalized for the years ended December 31, 2023, 2022 and 2021 were approximately $16.1 million, $16.1 million and $13.7 million, respectively.
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
Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Land improvements	25 to 40 years
Buildings and improvements	10 to 40 years
Tenant improvements	Shorter of useful life or terms of related lease
Furniture, fixtures, and equipment	3 to 10 years
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
Investments in Securities
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of BXP to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2023 and 2022, the Company had maintained approximately $36.1 million and $32.3 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains (losses) of approximately $5.6 million, $(6.5) million and $5.6 million on its investments in the accounts associated with the Company’s deferred compensation plans during the years ended December 31, 2023, 2022 and 2021, respectively.
The Company follows ASC 320, ”Investment–Debt and Equity Securities” (“ASC 320”) which requires that debt and equity securities be classified into one of three categories: held to maturity, trading securities or available for sale. At December 31, 2023, the Company had outstanding three-month United States Treasury Bills with a maturity date of January 30, 2024 that were classified as held to maturity because the Company determined that it had the positive intent and ability to hold to maturity. Because these securities were considered a short-term investment, they are reflected at amortized cost within Cash and Cash Equivalents on the Consolidated Balance Sheets. At December 31, 2023, the amortized cost of these securities was approximately $302.7 million. There were no such securities outstanding at December 31, 2022.
Non-Real Estate Investments
The Company measures its investments in non-real estate investments, which are primarily environmentally focused investment funds, at the readily determinable fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized gain (loss) on non-real estate investments on the Consolidated Statements of Operations. The Company’s investment in non-real estate investments is shown within Prepaid and Other Assets in the Consolidated Balance Sheet and was approximately $4.6 million and $2.4 million at December 31, 2023 and 2022, respectively. The Company recognized a net unrealized gain (loss) of approximately $0.2 million and $(0.2) million for the years ended December 31, 2023 and 2022, respectively, due to the observable changes in fair value. Prior to the year ended December 31, 2022, the Company had not invested in non-real estate investments
Tenant and Other Receivables
Tenant and other accounts receivable, other than accrued rents receivable, are expected to be collected within one year.
Notes Receivable
The Company accounts for notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized using the effective interest method over the term of the note as interest income.
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
Accounts of the consolidated entity are included in the accounts of the Company and the noncontrolling interest is reflected on the Consolidated Balance Sheets as a component of equity or in temporary equity between liabilities and equity. Investments in unconsolidated joint ventures are recorded initially at cost, and subsequently adjusted for equity in earnings and cash contributions and distributions. Any difference between the carrying amount of these investments on the balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in earnings of unconsolidated joint ventures over the life of the related asset. Under the equity method of accounting, the net equity investment of the Company is reflected within the Consolidated Balance Sheets, and the Company’s share of net income or loss from the joint ventures is included within the Consolidated Statements of Operations. The joint venture agreements may designate different percentage allocations among investors for profits and losses; however, the Company’s recognition of joint venture income or loss generally follows the joint venture’s distribution priorities, which may change upon the achievement of certain investment return thresholds. The Company may account for cash distributions in excess of its investment in an unconsolidated joint venture as income when the Company is not the general partner in a limited partnership and when the Company has neither the requirement nor the intent to provide financial support to the joint venture. The Company classifies distributions received from equity method investees within its Consolidated Statements of Cash Flows using the nature of the distribution approach, which classifies the distributions received on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash inflows from operating activities) or a return of investment (classified as cash inflows from investing activities). The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances change indicating that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. This evaluation of the investments in unconsolidated joint ventures is dependent on a number of factors, including the performance of each investment and market conditions. The Company will record an impairment charge if it determines that a decline in the fair value below the carrying amount of an investment in an unconsolidated joint venture is other-than-temporary. The fair value is calculated using discounted cash flows which is subjective and considers assumptions regarding future occupancy, future rental rates, future capital requirements, debt interest rates and availability, discount rates and capitalization rates that could differ materially from actual results in future periods. During the year ended December 31, 2023, the Company recognized an other-than-temporary impairment loss on its investments in four joint ventures totaling approximately $272.6 million, as described below in Note 6. During the year ended December 31, 2022, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture that owns Dock 72 in Brooklyn, New York totaling approximately $50.7 million.
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

Revenue Recognition
In general, the Company commences lease/rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. Contractual lease/rental revenue is reported on a straight-line basis over the terms of the respective leases. Therefore, the Company recognizes non-cash revenue each reporting period (i.e., the sum of all contractual lease/rental payments due over the term of the lease divided by the number of years in the term). The impact of the straight-line rent adjustment increased revenue by approximately $99.1 million, $108.0 million and $104.3 million for the years ended December 31, 2023, 2022 and 2021, respectively, as the lease/rental revenue recorded exceeded amounts billed. Accrued rental income, as reported on the Consolidated Balance Sheets, represents cumulative lease/rental income earned in excess of rent payments received pursuant to the terms of the individual lease agreements.
The Company must estimate the collectability of its accrued rent and accounts receivable balances related to lease revenue. When evaluating the collectability of tenants’ accrued rent and accounts receivable balances, management considers tenants’ creditworthiness, public statements made by the tenant, current economic trends and changes in tenants’ payment patterns, on a lease-by-lease basis. The Company writes-off the tenant’s receivable balance, including the accrued rent receivable, if the Company considers the balances no longer probable of collection. In addition, tenants in bankruptcy are analyzed and considerations are made in connection with the expected recovery of pre-petition and post-petition claims. If the Company deems the balances no longer probable of collection, the Company writes them off and ceases recognizing lease income, including straight-line rent, unless cash is received. Following a write-off, if (1) the Company subsequently determines that it is probable it will collect substantially all the remaining lessee’s lease payments under the lease term and (2) the lease has not been modified since the write-off, the Company will then reinstate the accrued rent and accounts receivable write-offs, adjusting for the amount related to the period when the lease payments were considered not probable of collection. If the Company’s estimates of collectability differs from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. The credit risk is mitigated by the high quality of the Company’s existing tenant base, reviews of prospective tenants’ risk profiles prior to lease execution and consistent monitoring of the Company’s portfolio to identify potential problem tenants.
The Company recognizes acquired in-place “above-” and “below-market” leases at their fair values as rental revenue over the original term of the respective leases. The impact of the acquired in-place “above-” and “below-market” leases increased revenue by approximately $19.2 million, $9.1 million and $4.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The following table summarizes the scheduled amortization of the Company’s acquired “above-” and “below-market” lease intangibles for each of the five succeeding years (in thousands).

	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2024	$3,985	$9,961
2025	1,880	9,756
2026	982	8,602
2027	743	5,432
2028	605	2,125
Recoveries from tenants, consisting of amounts due from tenants for common area maintenance, real estate taxes and other recoverable costs, are recognized as revenue in the period during which the expenses are incurred (See “Leases” below). The Company receives reimbursements of payroll and payroll-related costs from unconsolidated joint venture entities and third-party property owners in connection with management services contracts which the Company reflects on a gross basis instead of on a net basis as the Company has determined that it is the principal and not the agent under these arrangements in accordance with the guidance in ASC 606 “Revenue from Contracts with Customers” (“ASC 606”).
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

The Company’s View Boston observatory at The Prudential Center revenue (which is included within Parking and Other Revenue on the Consolidated Statement of Operations) is derived from ticket, special event, food and beverage and merchandise sales. The revenue is recognized when the ticket is used by the purchaser or the special event occurs and when the food and beverage and merchandise are sold.
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
Leases
Lessee
For leases in which the Company is the lessee (generally ground leases), in accordance with ASC 842 the Company recognizes a right-of-use asset and a lease liability. The Company made the policy election to not apply the requirements of ASC 842 to short-term leases. This policy election is made by class of underlying assets and as described below, the Company considers real estate to be a class of underlying assets, and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature. For operating leases, the Company will recognize the lease payments it pays in net income on a straight-line basis over the lease term. For finance leases, the Company will recognize interest expense.
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

Lessor
Operating Leases
The Company leases primarily premier workplaces, including office, life sciences, retail and residential space to tenants. These leases may contain extension and termination options that are predominately at the sole discretion of the tenant, provided certain conditions are satisfied. In a few instances, the leases also provide the tenants with options to purchase the underlying asset, which would be exercisable at fair market value. Also, certain of the Company’s retail leases include rental payments that are based on a percentage of the tenant sales in excess of contractual amounts.
Per ASC 842, lessors do not need to separate nonlease components from the associated lease component if certain criteria are met for each class of underlying assets. The guidance in ASC 842 defines “underlying asset” as “an asset that is the subject of a lease for which a right to use that asset has been conveyed to a lessee. The underlying asset could be a physically distinct portion of a single asset.” The Company considers real estate assets as a class of underlying assets and will not be further delineating it into specific uses of the real estate asset as the risk profiles are similar in nature.
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
Fair Value of Financial Instruments
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for December 31, 2023 and December 31, 2022, the financial instruments that are being valued for disclosure purposes, as well as the Level at which they are categorized as defined in ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
3-Month United States treasury bills	Level 1
Investment in securities (1)	Level 1
Non-real estate investments (1) (2)	Level 2
Unsecured senior notes (3)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Sales-type lease receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loan	Level 3
_______________
(1)See “Investments in Securities” and “Non-Real Estate Investments” policies above for information on their fair values.
(2)Included within Prepaid and Other Assets on the Consolidated Balance Sheets.
(3)If trading volume for the period is low, the valuation could be categorized as Level 2.
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
Non-Recurring Fair Value
The following table presents the aggregate carrying value of the Company’s non-recurring fair value financial instruments and the Company’s corresponding estimate of fair value as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3-Month United States Treasury Bills (1)	$302,746	$302,746	$—	$—

Related party note receivable, net	$88,779	$90,593	$78,576	$79,220
Note receivable, net	1,714	1,677	—	—
Sales-type lease receivable, net	13,704	13,338	12,811	13,045
Total	$104,197	$105,608	$91,387	$92,265

Mortgage notes payable, net	$4,166,379	$3,705,513	$3,272,368	$2,744,479
Unsecured senior notes, net	10,491,617	9,697,393	10,237,968	9,135,512
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	1,198,301	1,196,945	730,000	730,000
Total	$15,856,297	$14,599,851	$14,240,336	$12,609,991
_______________
(1) Per the guidance in ASC 326, the Company concluded that the risk of nonpayment is nonexistent because the U.S. Government has a long history with no credit losses and therefore, no credit loss allowance was recorded.

Recurring Fair Value
In addition to the financial instruments noted above, the Company uses interest rate swap agreements to manage its interest rate risk (See Note 8). The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. To comply with the provisions of ASC 820, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. The Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
The following table presents the aggregate fair value of the Company’s interest rate swaps as of December 31, 2023 and December 31, 2022 (in thousands):

Fair value	December 31, 2023	December 31, 2022
Interest rate swaps	$1,976	$—
Derivative Instruments and Hedging Activities
Derivative instruments and hedging activities require management to make judgments on the nature of its derivatives and their effectiveness as hedges. These judgments determine if the changes in fair value of the derivative instruments are reported in the Consolidated Statements of Operations as a component of net income or as a component of comprehensive income and as a component of equity on the Consolidated Balance Sheets. While management believes its judgments are reasonable, a change in a derivative’s effectiveness as a hedge could materially affect expenses, net income and equity. In general, the Company accounts for both the effective and ineffective portions of changes in the fair value of a derivative in other comprehensive income (loss) and subsequently reclassifies the fair value of the derivative to earnings over the term that the hedged transaction affects earnings and in the same line item as the hedged transaction within the statements of operations.
During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting and as such any change in market value will be recognized in the Consolidated Statement of Operations. The Company recognized a loss from interest rate contracts of approximately $79,000 for the year ended December 31, 2023 due to the observable changes in fair value of its derivatives.
Stock-Based Employee Compensation Plans
At December 31, 2023, the Company had a stock-based employee compensation plan. The Company accounts for the plan under the guidance in ASC 718 “Compensation – Stock Compensation” (“ASC 718”), which revised the fair value based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarified previous guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods.
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
The tax treatment of common dividends per share for federal income tax purposes is as follows:

	For the year ended December 31,
	2023			2022			2021
	Per Share		%	Per Share		%	Per Share		%
Ordinary income	$3.04		72.98%	$3.42		86.60%	$2.90		73.86%
Capital gain income	1.12		27.02%	0.53		13.40%	0.57		14.57%
Return of capital	—		—%	—		—%	0.45		11.57%
Total	$4.16	(1)	100.00%	$3.95	(2)	100.00%	$3.92	(3)	100.00%
 _____________
(1)The fourth quarter 2023 regular quarterly dividend was $0.98 per common share, of which approximately $0.27 per common share was allocable to 2023 and approximately $0.71 per common share was allocable to 2024.
(2)The fourth quarter 2022 regular quarterly dividend was $0.98 per common share, of which approximately $0.03 per common share was allocable to 2022 and approximately $0.95 per common share was allocable to 2023.
(3)The fourth quarter 2021 regular quarterly dividend was $0.98 per common share, all of which was allocable to 2022.
Income Taxes
BXP has elected to be treated as a REIT under Sections 856 through 860 of the Code, commencing with its taxable year ended December 31, 1997. As a result, it generally will not be subject to federal corporate income tax on its taxable income that is distributed to its stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income (with certain adjustments). BXP’s policy is to distribute at least 100% of its taxable income. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BXP’s consolidated taxable REIT subsidiaries. BXP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BXP has no uncertain tax positions recognized as of December 31, 2023 and 2022. At December 31, 2023, BXP’s tax returns for the years 2020 forward remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property that it leases to one of its taxable REIT subsidiaries and that is managed by Marriott International, Inc. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, if applicable, BXP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.
Certain entities included in BXP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.

BPLP
Income Taxes
The partners are required to report their respective share of BPLP’s taxable income or loss on their respective tax returns and are liable for any related taxes thereon. Accordingly, the only provision for federal income taxes in the accompanying consolidated financial statements relates to BPLP’s consolidated taxable REIT subsidiaries. BPLP’s taxable REIT subsidiaries did not have significant tax provisions or deferred income tax items. BPLP has no uncertain tax positions recognized as of December 31, 2023 and 2022. At December 31, 2023, BPLP’s tax returns for 2020 and subsequent years remain subject to examination by the major tax jurisdictions under the statute of limitations.
The Company owns a hotel property which is managed through a taxable REIT subsidiary. The hotel taxable REIT subsidiary, a wholly owned subsidiary of BPLP, is the lessee pursuant to the lease for the hotel property. As lessor, BPLP is entitled to a percentage of gross receipts from the hotel property. Marriott International, Inc. continues to manage the hotel property under the Marriott name and under terms of a management agreement. The hotel taxable REIT subsidiary is subject to tax at the federal and state level and, accordingly, if applicable, BPLP has recorded a tax provision in its Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.
Certain entities included in BPLP’s consolidated financial statements are subject to certain state and local taxes. These taxes are recorded as operating expenses in the accompanying consolidated financial statements.
Newly Issued Accounting Pronouncements
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently assessing the potential impact that the adoption of ASU 2023-07 will have on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances income tax disclosure should be enhanced to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently assessing the potential impact that the adoption of ASU 2023-09 will have on the Company's consolidated financial statements.

3. Real Estate
BXP
Real estate consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Land	$5,251,224	$5,189,811
Right of use assets - finance leases (1)	401,680	237,510
Right of use assets - operating leases (1)	324,298	167,351
Land held for future development (2)	697,061	721,501
Buildings and improvements	16,607,756	15,820,724
Tenant improvements	3,592,172	3,200,743
Furniture, fixtures and equipment	53,716	50,310
Construction in progress	547,280	406,574
Total	27,475,187	25,794,524
Less: Accumulated depreciation	(6,881,728)	(6,298,082)
	$20,593,459	$19,496,442
_______________
(1)See Note 4.
(2)Includes pre-development costs.
BPLP
Real estate consisted of the following at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Land	$5,156,515	$5,095,102
Right of use assets - finance leases (1)	401,680	237,510
Right of use assets - operating leases (1)	324,298	167,351
Land held for future development (2)	697,061	721,501
Buildings and improvements	16,336,200	15,547,919
Tenant improvements	3,592,172	3,200,743
Furniture, fixtures and equipment	53,716	50,310
Construction in progress	547,280	406,574
Total	27,108,922	25,427,010
Less: Accumulated depreciation	(6,758,361)	(6,180,474)
	$20,350,561	$19,246,536
_______________
(1)See Note 4.
(2)Includes pre-development costs.
Acquisition
On December 14, 2023, the Company completed the acquisition of its joint venture partner’s 45% interest in the joint venture entity that owns Santa Monica Business Park located in Santa Monica, California (See Note 6). Santa Monica Business Park is a 47-acre office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet. Approximately 70% of the rentable square footage is subject to a ground lease with 75 years remaining, including renewal periods (See Note 4). The property is subject to existing mortgage indebtedness of $300.0 million (See Note 7). The acquisition was completed for a gross purchase price of $38.0 million and the Company acquired net working capital, including cash and cash equivalents of approximately $20 million. The purchase of the joint venture partner’s interest was at a discount and therefore the net assets were recorded at the Company’s relative fair value. Prior to consolidation, the Company had an approximately $149.9 million investment in the joint venture. As the purchase was at a discount, the gain on consolidation was calculated based on the Company’s share of the determined fair market value of the net acquired assets. This resulted in the Company recording a gain upon consolidation of approximately $29.9 million, which is included within income (loss) from unconsolidated joint ventures in the Consolidated Statement of Operations. The total equity acquired was equal to the Company’s share of the calculated fair market value, used in the gain on consolidation calculation, plus the cash consideration paid. The difference between the determined fair market value and recorded equity is adjusted based on the relative fair value and used to calculate the net assets that were recorded.
The following table summarizes the allocation of the relative fair value of the net assets the Company received at the date of acquisition for Santa Monica Business Park (in thousands):

Land and site improvements	$46,360
Building and improvements	390,305
Tenant improvements	20,116
In-place lease intangibles	74,022
Above-market lease intangibles	6,715
Below-market lease intangibles	(4,630)
Ground lease intangible	(46,659)
Mortgage note payable adjustment	4,491
Net assets acquired	$490,720
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles, acquired ground lease intangible and the acquired above- and below-market lease intangibles for Santa Monica Business Park for each of the five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Ground Lease Intangible	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangible
2024	$32,362	$10,979	$3,584	$1,109
2025	20,782	10,979	1,491	944
2026	7,986	10,979	593	910
2027	4,078	10,979	354	910
2028	2,726	2,193	216	553
The following table summarizes the weighted-average useful life of the acquired in-place lease intangibles, acquired ground lease intangible and the acquired above- and below-market lease intangibles for Santa Monica Business Park as of the acquisition (in years):

	Acquired In-Place Lease Intangibles	Acquired Ground Lease Intangible	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangible
Weighted-average useful life	2.9	4.2	2.3	5.1
Santa Monica Business Park contributed approximately $3.9 million of revenue and $(0.9) million of net income to the Company for the period December 14, 2023 through December 31, 2023.
Developments/Redevelopments
On January 5, 2023, the Company commenced the development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. Concurrently with the commencement of this project, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of this project. 290 Binney Street is 100% pre-leased to AstraZeneca. There can be no assurance that the Company will complete development of the project on the terms and schedule currently contemplated or at all.
On January 30, 2023, the Company commenced the redevelopment of 300 Binney Street at Kendall Center in Cambridge, Massachusetts. 300 Binney Street consisted of an approximately 195,000 net rentable square foot premier workplace that is being redeveloped into approximately 236,000 net rentable square feet of laboratory/life sciences space. BXP and BPLP recognized approximately $11.0 million of depreciation expense during the year ended December 31, 2023 associated with the acceleration of depreciation on the assets being removed from service and demolished as part of the redevelopment of the property. The project is 100% pre-leased to the Broad Institute. On November 13, 2023, the Company completed the sale of a 45% interest in 300 Binney Street to an institutional investor (See Note 10).
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
On July 20, 2023, the Company completed and fully placed in-service 140 Kendrick Street - Building A, a premier workplace redevelopment project with approximately 104,000 net rentable square feet located in Needham, Massachusetts. The property is the first net-zero, carbon-neutral office repositioning of its scale in Massachusetts.
On September 26, 2023, the Company partially placed in-service 180 CityPoint, an approximately 329,000 net rentable square feet laboratory/life sciences project located in Waltham, Massachusetts.
On October 5, 2023, the Company partially placed in-service 103 CityPoint, an approximately 113,000 net rentable square feet laboratory/life sciences project located in Waltham, Massachusetts.
On November 30, 2023, the Company elected to suspend redevelopment on 105 Carnegie Center located in Princeton, New Jersey and as a result ceased capitalization on the project. 105 Carnegie Center was a premier workplace that consisted of approximately 70,000 net rentable square feet that was being redeveloped into approximately 73,000 net rentable square feet of laboratory/life sciences space.
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
If applicable, information related to write-offs of accrued rent, net balances and accounts receivable, net balances and reinstatements of accrued rent balances for the Company’s unconsolidated joint ventures can be found in Note 6.
Lessee
For the year ended December 31, 2023, the Company had one cancelable and four non-cancelable ground lease obligations, as lessee, which were classified as operating leases, with various initial term expiration dates through 2125. For the years ended December 31, 2022 and 2021, the Company had four non-cancelable ground lease obligations, as lessee, which were classified as operating leases, with various initial term expiration dates through 2114. The Company recognizes ground rent expense on a straight-line basis over the terms of the respective ground lease agreements. As of December 31, 2023, the amounts disclosed below include a ground lease that is subject to variable payments and extension options. At December 31, 2022 and December 31, 2021, no ground leases were subject to variable payments and extension options. As of December 31, 2023, December 31, 2022 and December 31, 2021, none of the amounts disclosed below contains residual value guarantees.
For the year ended December 31, 2023, the Company had five finance lease obligations with various initial term expiration dates through 2094. For the years ended December 31, 2022 and 2021, the Company had four finance lease obligations with various initial term expiration dates through 2094.

The following table provides lease cost information for the Company’s operating and finance leases for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
Lease costs	2023	2022	2021
Operating lease costs (1)	$14,451	$12,700	$13,151
Finance lease costs
Amortization of right of use asset (2)	$2,821	$697	$547
Interest on lease liabilities (3)	$13,747	$3,236	$2,471
_______________
(1)One of the operating leases relate to assets under development for a portion of the year ended December 31, 2023 and as such, the operating lease costs were capitalized. For December 31, 2022 and 2021, no operating leases related to assets under development.
(2)The finance leases relate to either land, buildings or assets that remain in development. For land leases classified as finance leases because of a purchase option that the Company views as an economic incentive, the Company follows its existing policy and does not depreciate land because it is assumed to have an indefinite life. For all other finance leases, the Company would amortize the right of use asset over the shorter of the useful life of the asset or the lease term. If the finance lease relates to a property under development, the amortization of the right of use asset may be eligible for capitalization. For assets under development, depreciation may commence once the asset is placed in-service and depreciation would be recognized in accordance with the Company’s policy.
(3)One, one and two of the finance leases relate to assets under development for all or a portion of the years ended December 31, 2023, December 31, 2022 and December 31, 2021, respectively, and as such, a portion of the interest amount was capitalized.
The following table provides other quantitative information for the Company’s operating and finance leases as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Other information
Weighted-average remaining lease term (in years)
Operating leases	70	49
Finance leases	60	68
Weighted-average discount rate
Operating leases	6.6%	5.7%
Finance leases	6.1%	6.2%
The following table provides a maturity analysis for the Company’s lease liabilities related to its operating and finance leases as of December 31, 2023 (in thousands):

	Operating	Finance
2024 (1)	$29,989	$70,370
2025	35,733	32,232
2026	10,100	31,972
2027	9,885	32,170
2028 (1)	14,637	118,232
Thereafter	3,546,537	1,342,174
Total lease payments	3,646,881	1,627,150
Less:
Interest portion	3,296,490	1,209,189
Present value of lease payments	$350,391	$417,961
_______________
(1)Finance lease payments in 2024 and 2028 include approximately $38.7 million and $105.3 million, respectively, related to purchase options that the Company was reasonably certain it would exercise upon execution of the ground leases. There can be no assurance that the Company will ultimately exercise the purchase options on the schedule currently contemplated or at all.

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
_______________
(1)Finance lease payments in 2024 include approximately $38.7 million related to a purchase option that the Company was reasonably certain it would exercise upon execution of the ground lease. There can be no assurance that the Company will ultimately exercise the purchase options on the schedule currently contemplated.
On August 1, 2023, a consolidated joint venture in which the Company has a 55% interest executed an up to 99-year ground lease with the Metropolitan Transportation Authority for an approximately 25,000 square foot site, the 343 Madison Avenue project in New York City (see Note 10). The 343 Madison Avenue project contemplates the construction of (1) a direct entrance to the Long Island Railroad’s new east side access project (Grand Central Madison) (“Phase 1”) and (2) an approximately 900,000 square foot premier workplace building with ground floor retail (“Phase 2”). The joint venture has the option until July 31, 2025 to terminate the ground lease prior to construction of the new building and receive reimbursement of up to $117.0 million for the cost of the construction of Phase 1. The Company is reasonably certain that it will not exercise this termination option as the Company completed a long-term competitive process to obtain the right to ground lease this site. There can be no assurance that Phase 1 will be completed on the terms currently contemplated or that Phase 2 of the development project will commence on the terms currently contemplated or at all.
There is no rent due under the ground lease for the period from August 1, 2023 through July 31, 2028, with the exception of a payment of approximately $21.8 million that is due on July 31, 2025. Beginning August 1, 2028, the lease requires rent of approximately $10.9 million per year with adjustments every five years, with a minimum increase of 110% of the ground rent from the prior year. The incremental borrowing rate for this lease is 8.14% per annum. The net present value of the ground lease payments is approximately $141.1 million. The lease required the joint venture to pay a non-refundable deposit totaling $25.0 million, of which $15.0 million was placed in escrow in 2022 with the signing of a pre-lease agreement and $10.0 million was paid in 2023 as a requirement of entering into the ground lease. The consolidated joint venture classifies this ground lease as an operating lease. As a result, the consolidated joint venture recorded a Right of Use Assets – Operating Leases and Lease Liabilities – Operating Leases of approximately $166.8 million and $141.1 million, respectively, on its Consolidated Balance Sheets as of December 31, 2023. The 343 Madison Avenue ground lease had operating lease costs of approximately $12.6 million, that was all capitalized, for the year ended December 31, 2023.
On December 14, 2023, the Company completed the acquisition of its joint venture partner’s 45% interest in the joint venture entity that owns Santa Monica Business Park located in Santa Monica, California (See Note 3). Approximately 70% of Santa Monica Business Park’s rentable square footage is subject to a ground lease. The ground lease has an expiration date of February 4, 2054 with the option to renew the term for four additional periods of 11 years each, subject to certain conditions. The ground lease requires monthly rental payments with increases every five years, starting in 2028. The ground lease provides the right to purchase the land underlying the properties in 2028 with subsequent purchase rights every 15 years. The option to purchase the land is considered a bargain purchase option and as a result, the ground lease is accounted for as a finance lease. The Company’s incremental borrowing rate for this ground lease is 5.79% per annum. The net present value of the total ground lease payments is approximately $163.1 million. The Company recorded a Right of Use Assets – Finance lease and Lease liabilities – Finance Lease of approximately $164.1 million and $163.1 million, respectively, on its Consolidated Balance Sheets for the year ended December 31, 2023. In accordance with Accounting Standards Codification 805 “Business Combinations” the Company was required to fair value the ground lease. The ground lease was determined to be above fair value and as a result the Company recognized approximately $46.7 million within Other Liabilities on its Consolidated Balance Sheets for the year ended December 31, 2023. The Santa Monica Business Park ground lease had interest expense of approximately $0.4 million for the year ended December 31, 2023.
Lessor
Operating Leases
The following table summarizes the components of lease revenue recognized during the years ended December 31, 2023, 2022 and 2021 included within the Company's Consolidated Statements of Operations (in thousands):

	Year ended December 31,
Lease Revenue	2023	2022	2021
Fixed contractual payments	$2,503,106	$2,426,007	$2,319,362
Variable lease payments	550,641	492,361	433,652
Sales-type lease	926	—	—
	$3,054,673	$2,918,368	$2,753,014
The future contractual lease payments to be received (excluding operating expense reimbursements and percentage rent) by the Company as of December 31, 2023, under non-cancelable operating leases which expire on various dates through 2049 (in thousands):

Years Ending December 31,
2024	$2,420,047
2025	2,444,826
2026	2,379,371
2027	2,281,437
2028	2,140,919
Thereafter	15,592,965
No single tenant represented more than 10.0% of the Company’s total lease revenue for the years ended December 31, 2023, 2022 and 2021.
On November 6, 2023, WeWork Inc. and certain of its direct and indirect subsidiaries (collectively, “WeWork”) filed voluntary petitions to commence proceedings under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of New Jersey. At December 31, 2023, WeWork is a tenant at four of the Company’s premier workplaces and leases an aggregate of approximately 367,338 square feet, representing approximately 0.87% of the Company’s share of its in-service portfolio square footage. There can be no assurance that WeWork will not reject one or more of the four leases.
Sales-type Lease
For the years ended December 31, 2023 and 2022, the Company had one non-cancelable ground lease obligation, as lessor, that is classified as a sales-type lease with an expiration date through 2119. Upon commencement of this lease, the Company recognized a gain on sale of approximately $10.1 million associated with the derecognition of the asset. The Company recognized approximately $0.9 million of interest income that is recorded in lease revenue on its Consolidated Statement of Operations for the year ended December 31, 2023. The Company did not recognize any interest income during the year ended December 31, 2022.

The following table provides the future contractual payments to be received as of December 31, 2023 (in thousands):

December 31, 2023
2024	$31
2025	124
2026	372
2027	756
2028	775
Thereafter	267,474
Total lease payments to be received	269,532
Less:
Interest portion	255,579
Sales-type lease receivable	13,953
Unguaranteed residual asset	18
Current expected credit loss adjustment	(267)
Sales-type lease receivable, net	$13,704
The following table provides the future contractual payments to be received as of December 31, 2022 (in thousands):

December 31, 2022
2023	$—
2024	31
2025	124
2026	372
2027	756
Thereafter	268,249
Total lease payments to be received	269,532
Less:
Interest portion	256,504
Sales-type lease receivable	13,028
Unguaranteed residual asset	17
Current expected credit loss adjustment	(234)
Sales-type lease receivable, net	$12,811
5. Deferred Charges
Deferred charges consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Leasing costs, including lease related intangibles	$1,168,940	$1,095,231
Financing costs	20,600	19,311
	1,189,540	1,114,542
Less: Accumulated amortization	(429,119)	(381,260)
	$760,421	$733,282

The following table summarizes the scheduled amortization of the Company’s acquired in-place lease intangibles for each of the five succeeding years (in thousands).

Acquired In-Place Lease Intangibles
2024	$52,489
2025	40,739
2026	27,095
2027	20,823
2028	11,113
6. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at December 31, 2023 and December 31, 2022:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		December 31, 2023	December 31, 2022
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(5,996)	$(6,198)
BP/CRF Metropolitan Square LLC	Metropolitan Square	20.00%	(2)	—	(37,629)
901 New York, LLC	901 New York Avenue	25.00%	(3)	(11,764)	(12,493)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(4)	30,375	31,971
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(10,253)	(9,185)
501 K Street LLC	1001 6th Street	50.00%		44,774	42,922
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		45,201	46,839
Residential Tower Developer LLC	Hub50House	50.00%		40,235	45,414
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		13,494	12,366
Office Tower Developer LLC	100 Causeway Street	50.00%		57,660	59,716
1265 Main Office JV LLC	1265 Main Street	50.00%		3,585	3,465
BNY Tower Holdings LLC	Dock 72	50.00%	(5)	(11,890)	(19,921)
CA-Colorado Center, LLC	Colorado Center	50.00%		237,815	233,862
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		50,064	52,152
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		115,103	116,397
SMBP Venture LP	Santa Monica Business Park	55.00%	(6)	—	164,735
Platform 16 Holdings LP	Platform 16	55.00%	(7)(8)	45,564	158,109
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		376,834	324,038
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,034	27,000
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(8)(9)	44,734	69,785
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(8)(10)	42,988	114,992
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		15,184	11,351
751 Gateway Holdings LLC	751 Gateway	49.00%		93,411	80,714
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%	(8)	75,718	120,083
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		17,546	N/A
				$1,337,416	$1,630,485

 _______________
(1)Investments with deficit balances aggregating approximately $39.9 million and $85.4 million at December 31, 2023 and December 31, 2022, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)During the year ended December 31, 2023, the Company completed a restructuring of its ownership in Metropolitan Square, as described below in this Note 6.
(3)The Company’s economic ownership increased based on the achievement of certain return thresholds. At December 31, 2023 and December 31, 2022, the Company’s economic ownership was approximately 50%. On January 8, 2024, the Company’s joint venture partner transferred all of its interest in the joint venture to the Company for a gross purchase price of $10.0 million, see Note 17 for more information.
(4)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(5)This property includes net equity balances from the amenity joint venture.
(6)During the year ended December 31, 2023, the Company completed the acquisition of its joint venture partner’s 45% ownership interest in Santa Monica Business Park, as described below in this Note 6 and Note 3.
(7)At December 31, 2022, this entity was a VIE.
(8)During the year ended December 31, 2023, the Company recognized an other-than-temporary impairment loss on its investment.
(9)The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities through which each partner owns its interest in the joint venture.
(10)On December 14, 2023, the Company completed the acquisition of all of one of its joint venture partners ownership interest. As a result of this acquisition, at December 31, 2023, the Company’s ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 35.02% indirect ownership in the joint venture, and (3) an additional 1% interest in the entity through which the partner owns its interest in the joint venture. The Company’s partner will fund required capital until its aggregate investment is approximately 29% of all capital contributions; thereafter, the partners will fund required capital according to their percentage interests. At December 31, 2022, the Company’s ownership included (1) a 35.79% direct interest in the joint venture, (2) an additional 5.837% indirect ownership in the joint venture, and (3) an additional 1% interest in each of the two entities through which each partner owns its interest in the joint venture.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	December 31, 2023	December 31, 2022
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,811,763	$6,537,554
Other assets (2)	682,291	756,786
Total assets	$6,494,054	$7,294,340
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,351,873	$4,022,746
Other liabilities (3)	361,357	716,271
Members’/Partners’ equity	2,780,824	2,555,323
Total liabilities and members’/partners’ equity	$6,494,054	$7,294,340
Company’s share of equity	$1,278,483	$1,238,929
Basis differentials (4)	58,933	391,556
Carrying value of the Company’s investments in unconsolidated joint ventures (5)	$1,337,416	$1,630,485
_______________
(1)At December 31, 2022, this amount included right of use assets - finance leases totaling approximately $248.9 million. At December 31, 2023 and December 31, 2022, this amount included right of use assets - operating leases totaling approximately $20.1 million and $21.2 million, respectively.
(2)At December 31, 2023, this amount included sales-type lease receivable, net totaling approximately $13.9 million.
(3)At December 31, 2022, this amount included lease liabilities - finance leases totaling approximately $382.2 million. At December 31, 2023 and December 31, 2022, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
(4)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. During the year ended December 31, 2023, the Company recognized an other-than-temporary impairment loss on its investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively, as well as a $35.8 million gain on investment related to Metropolitan Square, as described below in this Note 6. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. The majority of the Company’s basis differences are as follows:

	December 31, 2023	December 31, 2022
Property	(in thousands)
Colorado Center	$298,906	$301,820
200 Fifth Avenue	58,308	94,497
Gateway Commons	48,971	47,808
Safeco Plaza	(29,678)	(15)
360 Park Avenue South	(116,534)	3,798
Dock 72	(95,521)	(98,980)
Platform 16	(143,052)	7,108
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(5)Investments with deficit balances aggregating approximately $39.9 million and $85.4 million at December 31, 2023 and December 31, 2022, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Total revenue (1)	$612,589	$512,078	$383,649
Expenses
Operating	239,947	198,632	158,498
Transaction costs	301	837	470
Depreciation and amortization	197,228	181,041	147,121
Total expenses	437,476	380,510	306,089
Other income (expense)
Loss from early extinguishment of debt	(3)	(1,327)	—
Interest expense	(227,537)	(154,065)	(108,884)
Unrealized gain (loss) on derivative instruments	(6,582)	1,681	—
Gain on sales-type lease	2,737	—	—
Net loss	$(56,272)	$(22,143)	$(31,324)

Company’s share of net loss	$(19,599)	$(2,551)	$(10,254)
Gain on sale of investment (2)	—	—	10,257
Gain on investment (3)	35,756	—	—
Gain (loss) on sale / consolidation (3)(4)	28,412	—	—
Impairment losses on investments (5)	(272,603)	(50,705)	—
Basis differential (6)	(11,509)	(6,584)	(2,573)
Loss from unconsolidated joint ventures	$(239,543)	$(59,840)	$(2,570)
_______________
(1)Includes straight-line rent adjustments of approximately $28.7 million, $62.9 million and $17.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(2)During the year ended December 31, 2021, the Company completed the sale of its 50% ownership interest in Annapolis Junction NFM LLC. The Company recognized a gain on sale of investment of approximately $10.3 million.

(3)During the year ended December 31, 2023, the Company completed a restructuring of its ownership in Metropolitan Square, as described below in this Note 6.
(4)During the year ended December 31, 2023, the Company acquired its joint venture partner’s 45% ownership interest in Santa Monica Business Park, as described below in this Note 6.
(5)During the year ended December 31, 2023, the Company recognized an other-than-temporary impairment loss on its investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza of approximately $155.2 million, $54.0 million, $33.4 million and $29.9 million, respectively, as described below in this Note 6. During the year ended December 31, 2022, the Company recognized an other-than-temporary impairment loss on its investment in the unconsolidated joint venture that owns Dock 72 in Brooklyn, New York totaling approximately $50.7 million.
(6)Includes straight-line rent adjustments of approximately $1.5 million, $0.5 million and $0.8 million for the years ended December 31, 2023, 2022 and 2020, respectively. Also includes net above-/below-market rent adjustments of approximately $0.8 million, $0.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
On April 21, 2023, a joint venture in which the Company owns a 50% interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. Prior to the extension, the loan had a total commitment amount of approximately $252.6 million, bore interest at a variable rate equal to London Interbank Offered Rate (“LIBOR”) plus 1.25% per annum and was scheduled to mature on April 26, 2023, with two, one-year extension options, subject to certain conditions. The extended loan continued to bear interest at LIBOR plus 1.25% per annum through June 1, 2023 after which, the interest rate was converted to a variable rate equal to Term Secured Overnight Finance Rate (“SOFR”) plus 1.35% per annum. The extended loan now matures on April 26, 2024, with a one-year extension option, subject to certain conditions (See Note 17). 7750 Wisconsin Avenue is a premier workplace with approximately 736,000 net rentable square feet located in Bethesda, Maryland.
On June 5, 2023, a joint venture in which the Company owns a 30% interest repaid the existing construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. At the time of the repayment, the outstanding balance of the loan totaled approximately $105.0 million and the loan was scheduled to mature on June 6, 2023. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. The Company’s portion of the mortgage loans, $10.5 million, has been reflected as a Related Party Note Receivable on the Company’s Consolidated Balance Sheets. 500 North Capitol Street, NW is an approximately 231,000 net rentable square foot premier workplace in Washington, DC.
On June 28, 2023, a joint venture in which the Company owns a 25% interest exercised an option to extend by 30 days the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the loan had an outstanding balance of $80.0 million, bore interest at a variable rate equal to LIBOR plus 3.50% per annum and was scheduled to mature on July 13, 2023, with two extension options (30 days and 180 days, respectively), subject to certain conditions. Following the extension, the modified loan was scheduled to mature on August 13, 2023, with one 180-day extension option, subject to certain conditions. The extended loan continued to bear interest at a variable rate equal to LIBOR plus 3.50% per annum for the period from June 28, 2023 through July 6, 2023. For the period commencing on July 7, 2023 through the maturity date, the modified loan bears interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum. On August 11, 2023, the joint venture exercised its second extension option of 180 days. The extended loan now matures on February 9, 2024 (See Note 17). As of December 31, 2023, the loan had approximately $28.0 million of accrued interest due at the maturity date. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
On July 28, 2023, a joint venture in which the Company has a 50% interest modified and exercised an option to extend by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the modification and extension, the loan had an outstanding balance totaling approximately $340.6 million, bore interest at Term SOFR plus 1.60% per annum, and was scheduled to mature on September 5, 2023. Following the modification and extension, the loan had an outstanding balance of $336.6 million, which included an approximately

$4.0 million principal repayment, bears interest at Term SOFR plus 1.48% per annum, and matures on September 5, 2024, with an additional one-year extension option, subject to certain conditions. 100 Causeway Street is an approximately 634,000 net rentable square foot premier workplace located in Boston, Massachusetts and is approximately 95% leased.
On September 1, 2023, a joint venture in which the Company has a 49% interest completed and fully placed in-service 751 Gateway, an approximately 231,000 net rentable square foot laboratory/life sciences project in South San Francisco, California. The property is 100% leased.
On September 6, 2023, a joint venture in which the Company has a 50% interest modified the loan collateralized by its Hub on Causeway - Podium property. At the time of the modification, the loan had an outstanding balance of approximately $174.3 million, bore interest at Term SOFR plus 2.35% per annum, and was scheduled to mature on September 6, 2023. Following the modification, the modified loan had an outstanding balance of $154.3 million, which included an approximately $20.0 million principal repayment, bore interest at Daily SOFR plus 2.50% per annum, and matures on September 8, 2025, with a one-year extension option, subject to certain conditions. On September 8, 2023, the joint venture entered into interest rate swap contracts with notional amounts aggregating approximately $154.3 million through September 2, 2025, resulting in a fixed interest rate of approximately 7.35% per annum through the expiration of the interest rate swap contracts. The Hub on Causeway - Podium is an approximately 383,000 net rentable square foot premier workplace located in Boston, Massachusetts and is approximately 94% leased.
On September 13, 2023, a joint venture in which the Company owned a 20% equity interest completed the first step of a two-step restructuring of its ownership in Metropolitan Square. The two-step restructuring resulted in (i) an affiliate of the existing mezzanine lender purchasing the property and becoming the new property owner and the Company no longer having an equity interest in the property and (ii) the Company becoming a co-lender of up to $20.0 million under a new $100.0 million mezzanine loan (“New Mezz Loan”). Prior to the restructuring, the property was encumbered by an aggregate of $420.0 million of debt, consisting of a senior loan with an outstanding principal balance of $305.0 million (“Senior Loan”) and the existing $115.0 million mezzanine loan (“Existing Mezz Loan”). The joint venture completed step one of the restructuring on September 13, 2023, resulted in, among other things, (i) the cessation of the Company’s obligation to fund future investments through its then 20% equity interest, which resulted in the recognition of gain on investment of approximately $35.8 million related to its deficit investment balance, which was primarily due to excess distributions, and (ii) the removal of the property from the Company’s in-service portfolio. On October 2, 2023, step two of the restructuring was completed and included (i) the sale of the property, which resulted in a loss on the sale of approximately $1.5 million and assignment of the Senior Loan to the new owner, and (ii) the closing of the New Mezz Loan (See Note 9). In addition, the Company will continue to provide property management and leasing services to the property with the potential to earn additional incentive fees. Metropolitan Square is a 657,000 net rentable square foot premier workplace located at 655 15th Street, NW in the heart of downtown Washington, DC.
On October 31, 2023, a joint venture in which the Company has a 50% interest modified the lease of a third-party hotel developer/operator at its Hub on Causeway – Hotel Air Rights property. The third-party hotel developer/operator paid $4.5 million in connection with this modification to fulfill its obligation to repay the joint venture’s investment. This modification resulted in a reassessment of the lease classification per ASC 842. Based on this reassessment this lease was reclassified as a sales-type lease. The joint venture recorded a sales-type lease receivable of approximately $18.6 million. In addition, the joint venture recorded a gain on sales-type lease of approximately $2.7 million associated with the derecognition of the asset.
On December 14, 2023, the Company completed the acquisition of its joint venture partner’s 45% ownership interest in the joint venture that owns Santa Monica Business Park for a purchase price of $38.0 million and the Company acquired net working capital, including cash and cash equivalents of approximately $20 million. Prior to the acquisition, the Company had a 55% ownership interest in the joint venture and accounted for it under the equity method of accounting. The acquisition resulted in the Company having full ownership of the joint venture such that the Company now accounts for the assets, liabilities, and operations of it on a consolidated basis in its financials statements instead of under the equity method of accounting (See Note 3) and as a result recognized a gain on consolidation of approximately $29.9 million.
On December 14, 2023, the Company completed the acquisition of its joint venture partner’s approximate 29% ownership interest in the joint venture that owns 360 Park Avenue South for a purchase price of $1, increasing the Company’s ownership in the joint venture to approximately 71%. The Company also assumed the partner’s share of the joint venture’s cash and working capital aggregating approximately $25.4 million, as well as the partner’s share of the outstanding $220.0 million mortgage debt. 360 Park Avenue South, a 20-story, approximately 450,000 square foot premier workplace, is currently under re-development.
Impairments
The Company’s investments in unconsolidated joint ventures are reviewed for indicators of impairment on a quarterly basis and the Company records impairment charges when events or circumstances indicate that a decline in the fair values below the carrying amounts has occurred and such decline is other-than-temporary. During the year ended December 31, 2023, the Company continued to evaluate declining market conditions and underlying key assumptions of certain investments in unconsolidated joint ventures, including the receipt and consideration of certain third-party joint venture property appraisals. Such evaluation of key impairment indicators resulted in the Company determining that the decline in value, for certain joint venture properties, was other-than-temporary and therefore the Company recorded impairment charges during the year ended December 31, 2023, as described below.
During the year ended December 31, 2023, a joint venture in which the Company has a 55% interest elected to pause vertical construction on Platform 16 in San Jose, California. Platform 16 was planned to be constructed in phases to best accommodate market demand. The first phase of the development project included the construction of an approximately 390,000 net rentable square foot premier workplace building and below-grade parking garage. The joint venture intends to complete the construction of the below-grade parking garage and building foundation elements over the next several months to facilitate a restart of construction in the future as demand improves. Upon electing to pause vertical construction, the Company performed an analysis to determine if there was an other-than temporary impairment. Based on the market rent assumptions and new expected timeline for completion of the project, as of June 30, 2023, the Company concluded there was not an other-than temporary impairment present. During the three months ended September 30, 2023, the real estate and leasing conditions in the San Jose, California market continued to deteriorate and the Company further extended its construction pause assumption. These conditions, combined with a decrease in market rent assumptions, resulted in the Company recognizing a non-cash impairment charge totaling approximately $155.2 million, which represented the decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns Platform 16. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment, including an exit capitalization rate of 6.0%, and a discount rate of 12.0%.
During the year ended December 31, 2023, the Company recognized a non-cash impairment charge totaling approximately $54.0 million, which represented the decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns 360 Park Avenue South. The Company assessed the impairment and concluded that it was other than temporary. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment, including an exit capitalization rate of 5.5% and leasing the currently available space over a longer period of time ending in 2026. 360 Park Avenue South is currently under redevelopment to be a premier workplace with approximately 450,000 net rentable square feet located in New York City, New York.
During the year ended December 31, 2023, the Company recognized a non-cash impairment charge totaling approximately $33.4 million, which represented the decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns 200 Fifth Avenue. The Company assessed the impairment and concluded that it was other than temporary. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment, including an exit capitalization rate of 5.0% and a discount rate of 8.0%. 200 Fifth Avenue is a premier workplace with approximately 855,000 net rentable square feet located in New York City, New York.
During the year ended December 31, 2023, the Company recognized a non-cash impairment charge totaling approximately $29.9 million, which represented the decline in the fair value below the carrying value of the Company’s investment in the unconsolidated joint venture that owns Safeco Plaza. The Company assessed the impairment and concluded that it was other than temporary. The Company determined that its investment was categorized within Level 3 of the fair value hierarchy, as it utilized significant unobservable inputs in its assessment, including an exit capitalization rate of 5.5%, a discount rate of 8.0% and a major lobby and repositioning renovation. Safeco Plaza is a premier workplace with approximately 780,000 net rentable square feet located in Seattle, Washington.

7. Debt
Mortgage Notes Payable
The Company had outstanding mortgage notes payable totaling approximately $4.2 billion and $3.3 billion as of December 31, 2023 and 2022, respectively, each collateralized by one or more buildings and related land included in real estate assets. The mortgage notes payable are generally due in monthly installments and mature at various dates through January 9, 2032.
Including the effects of interest rate swaps, there were no variable rate mortgage loans at December 31, 2023 and 2022 (see Note 8). Therefore, fixed rate mortgage notes payable totaled approximately $4.2 billion and $3.3 billion at December 31, 2023 and 2022, respectively, with contractual interest rates ranging from 2.79% to 6.04% per annum at December 31, 2023 and 2.79% to 3.43% per annum at December 31, 2022 (with a weighted-average interest rate of 3.70% and 3.24% at December 31, 2023 and 2022, respectively).
Contractual aggregate principal payments of mortgage notes payable at December 31, 2023 are as follows (dollars in thousands):

Principal Payments
2024	$—
2025	300,000
2026	—
2027	2,300,000
2028	600,000
Thereafter	1,000,000
Total aggregate principal payments	4,200,000
Less:
Deferred financing costs, net	29,270
Fair value debt adjustment	4,351
Total carrying value of mortgage notes payable, net	$4,166,379
On October 26, 2023, the Company closed on a mortgage loan collateralized by its 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts. The mortgage loan has a principal amount of $600.0 million, bears interest at a variable rate of Daily Compounded SOFR plus 2.25% per annum and matures on October 26, 2028 (See Note 8). The loan requires monthly interest-only payments during the term of the loan, with the entire principal amount due at maturity. 325 Main Street, 355 Main Street and 90 Broadway are three premier workplaces that aggregate approximately 898,000 net rentable square feet.
On December 14, 2023, the Company completed the acquisition of its joint venture partner’s 45% interest in the joint venture entity that owns Santa Monica Business Park located in Santa Monica, California (See Note 3). The property is subject to existing mortgage indebtedness. The mortgage loan has a principal amount of $300.0 million, bears interest at a variable rate equal to SOFR plus 1.38% per annum and matures on July 19, 2025. The entire principal is subject to interest rate swap contracts through April 1, 2025 (See Note 8). The loan requires monthly interest-only payments during the term of the loan, with the entire principal due at maturity. The mortgage loan was recorded at fair value of approximately $295.5 million.

Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of December 31, 2023 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
10.5 Year Unsecured Senior Notes (3)	3.800%	3.916%	$700,000	February 1, 2024
7 Year Unsecured Senior Notes	3.200%	3.350%	850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
Total principal			10,550,000
Less:
Net unamortized discount			13,302
Deferred financing costs, net			45,081
Total			$10,491,617
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
(3)See Note 17.
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
On September 1, 2023, BPLP completed the repayment of $500.0 million in aggregate principal amount of its 3.125% unsecured senior notes due September 1, 2023. The repayment price was approximately $507.8 million, which was equal to the stated principal plus approximately $7.8 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At December 31, 2023, BPLP was in compliance with each of these financial restrictions and requirements.
Unsecured Credit Facility
BPLP’s unsecured credit facility (the “2021 Credit Facility”) provides for borrowings of up to $1.815 billion, as described below in this Note 7, through BPLP’s revolving facility (the “Revolving Facility”), subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (the “Accordion”). On September 28, 2023, BPLP exercised a portion of the Accordion with 3 new lenders to the 2021 Credit Facility (“New Lenders”). Each of the New Lenders

entered into a lender agreement with BPLP to provide an aggregate of $315.0 million in additional revolving credit commitments, which increased the maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. All other terms of the 2021 Credit Facility remain unchanged.
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
Based on BPLP’s December 31, 2023 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.775%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.15% per annum.
At December 31, 2023 and December 31, 2022, BPLP had no amount outstanding under the Revolving Facility.
Unsecured Term Loans
On May 17, 2022, BPLP entered into a credit agreement, which provided for a single borrowing of up to $730.0 million (the “2022 Unsecured Term Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $730.0 million under the 2022 Unsecured Term Loan, which was used for the acquisition of Madison Centre in Seattle, Washington. The 2022 Unsecured Term Loan was scheduled to mature on May 16, 2023 and bore interest at a variable rate equal to term SOFR plus 0.95% per annum based on BPLP’s credit rating at December 31, 2022.
On January 4, 2023, BPLP entered into a credit agreement that provided for a $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). Under the credit agreement, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan matures on May 16, 2024, with one 12-month extension option, subject to customary conditions. Upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan, a portion of which was used to repay in full the $730.0 million outstanding under the 2022 Unsecured Term Loan. There was no prepayment penalty associated with the repayment of the 2022 Unsecured Term Loan.
At BPLP’s option, loans under the 2023 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) Term SOFR for a one-month period plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating. Based on BPLP’s credit rating upon entry into the credit agreement, the base rate margin is 0 basis points and the Term SOFR margin is 0.85%. As of December 31, 2023, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.85% (see Note 8).

At December 31, 2023, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan. At December 31, 2022, BPLP had $730.0 million outstanding under the 2022 Unsecured Term Loan.
2021 Credit Facility and 2023 Unsecured Term Loan Compliance
The agreements governing the 2021 Credit Facility and 2023 Unsecured Term Loan contain customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay, in the case of the 2021 Credit Facility, all outstanding amounts and the cancellation of all commitments outstanding under the 2021 Credit Facility and, in the case of the 2023 Unsecured Term Loan, any outstanding amount under the 2023 Unsecured Term Loan. Among other covenants, the 2021 Credit Facility and the 2023 Unsecured Term Loan require that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 and (6) limitations on permitted investments. At December 31, 2023, BPLP was in compliance with each of these financial and other covenant requirements.
8. Derivative Instruments and Hedging Activities
BPLP’s agreements with the swap derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of December 31, 2023, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
On May 2, 2023, BPLP entered into four interest rate swap contracts with notional amounts aggregating $1.2 billion. BPLP entered into these interest rate swap contracts to reduce its exposure to the variability in future cash flows attributable to changes in the 2023 Unsecured Term Loan interest rate. These interest rate swaps were entered into to fix Term SOFR, the reference rate for BPLP’s 2023 Unsecured Term Loan, at a weighted-average rate of 4.6420% for the period commencing on May 4, 2023 and ending on May 16, 2024 (see Note 7). For the period from May 4, 2023 through December 31, 2023, the Company recognized approximately $(4.2) million of interest expense related to its interest rate swap contracts.
On December 7, 2023, BPLP entered into three interest rate swap contracts with notional amounts aggregating $600.0 million. BPLP entered into these interest rate swap contracts to reduce its exposure to the variability in future cash flows attributable to changes in the interest rate associated with the $600.0 million mortgage secured by its 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties (see Note 7). These interest rate swaps were entered into to fix Daily Compounded SOFR, the reference rate for the mortgage, at a weighted-average fixed interest rate of 3.7925% for the period commencing on December 15, 2023 and ending on October 26, 2028, for an all in interest rate of 6.04% per annum. For the period from December 15, 2023 through December 31, 2023, the Company recognized approximately $(0.4) million of interest expense related to these interest rate swap contracts.
On December 14, 2023, the Company completed the acquisition of it’s joint venture partner’s 45% interest in the joint venture entity that owns Santa Monica Business Park located in Santa Monica, California (See Note 3). The property is subject to $300.0 million of mortgage debt (see Note 7). Prior to the Company’s acquisition, the borrower under the loan, SMBP LLC entered into three interest rate swap contracts with notional amounts aggregating $300.0 million to fix SOFR, the reference rate for the mortgage loan, at a weighted-average fixed interest rate of approximately 2.679% per annum for a period that ends on April 1, 2025. The Company acquired and elected to continue with hedge accounting for these swaps. Upon acquisition, the Company recorded the interest rate swaps at their fair value of approximately $7.3 million. These interest rate swap contracts were entered into to reduce the exposure to the variability in future cash flows attributable to changes in the interest rate associated with the mortgage loan. For the period from December 14, 2023 through December 31, 2023, the Company recognized approximately $(0.4) million of interest expense related to these interest rate swap contracts.
BPLP assesses the effectiveness of its hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s

Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not incur any ineffectiveness during the year ended December 31, 2023.
BPLP’s and SMBP LLC’s interest rate swap contracts consisted of the following at December 31, 2023 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
BPLP:
Interest Rate Swaps	$1,200,000	May 4, 2023	May 16, 2024	4.638%	—	4.646%	Prepaid expenses and other assets	$2,548
Interest Rate Swaps	600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Other liabilities	(7,198)
	1,800,000							(4,650)
SMBP LLC
Interest Rate Swaps	300,000	December 14, 2023	April 1, 2025	2.661%	—	2.688%	Prepaid expenses and other assets	6,626
	$2,100,000							$1,976
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year ended December 31,
	2023	2022	2021
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (1)	$(14,405)	$19,396	$8,544
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$6,703	$6,707	$6,704
Amount of gain (loss) relate do the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—
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
Ineffective Hedging Instruments
During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting, and as such, any change in market value will be recognized in Losses from interest rate contracts in the Consolidated Statement of Operations. For the year ended December 31, 2023, the Company recognized approximately $79,000 of loss from entering into these agreements.
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

The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $21.6 million at December 31, 2023.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of December 31, 2023, the maximum funding obligation under the guarantee was approximately $8.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of December 31, 2023, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
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
On October 2, 2023, the restructuring of Metropolitan Square was completed (See Note 6), which included, among other items, the closing of the New Mezz Loan with a maximum principal amount of $100.0 million, which loan is subordinate only to the Senior Loan. The New Mezz Loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. The Company will fund 20%, or up to $20.0 million, of any amounts borrowed under the New Mezz Loan. As of December 31, 2023, the Company has funded approximately $1.7 million.
Legal Matters
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
In connection with the acquisition of a premier workplace in New York City in 2010, the Company entered into an agreement with the seller pursuant to which the seller could earn various fees based on the future leasing performance of the property. The Company initially accrued approximately $1.5 million as an estimate of the fees it would owe the seller. The seller filed suit against the Company claiming that consideration significantly in excess of the initial reserve amount is owed under the agreement in 2020. The disagreement between the Company and the seller involves material issues of contract interpretation and, more importantly, the method of calculating fees, including various inputs (both facts and assumptions) that drive the calculation. In February 2024, a summary judgment was issued interpreting certain sections of the agreement in favor of the seller’s claims. The Company believes it has meritorious defenses to the seller’s claims, is disputing the seller’s calculations and intends to continue defending itself vigorously. However, there can be no assurance that the Company will prevail in the lawsuit. If the court ultimately agrees with the seller’s calculations, then amounts due to the seller could theoretically be as high as the additional $31 million claimed in the seller’s complaint, plus interest. Although the Company rejects those calculations, there can be no assurance that the Company’s ultimate liability will not be significantly greater than its established accrual.
Concentrations of Credit Risk
Management of the Company performs ongoing credit evaluations of tenants and may require tenants to provide some form of credit support such as corporate guarantees, security deposits and/or other financial guarantees. Although the Company’s properties are geographically diverse and tenants operate in a variety of industries, to the extent the Company has a significant concentration of rental revenue from any single tenant, the inability of that tenant to make its lease payments could have an adverse effect on the Company.
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
The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, earthquakes, pandemics and cybersecurity incidents, in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes, pandemics or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business and financial condition and results of operations.
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
10. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of December 31, 2023, the noncontrolling interests in BPLP consisted of 16,508,277 OP Units, 2,065,861 LTIP Units (including 480,511 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2020 (i.e., 2012 OPP and 2013 - 2020 MYLTIP awards)), 349,267 2021 MYLTIP Units, 252,151 2022 MYLTIP Units and 322,053 2023 MYLTIP Units held by parties other than BXP.
Noncontrolling Interest—Common Units
During the years ended December 31, 2023 and 2022, 102,699 and 182,929 OP Units, respectively, were presented by the holders for redemption (including an aggregate of 94,863 and 78,249 OP Units, respectively, issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At December 31, 2023, BPLP had outstanding 349,267 2021 MYLTIP Units, 252,151 2022 MYLTIP Units and 322,053 2023 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2021 - 2023 MYLTIP Units, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on a number of shares of Common Stock agreed to the number of 2021 - 2023 MYLTIP Units that are earned, less the distributions actually paid during the performance period on all of the awarded 2021 - 2023 MYLTIP Units.

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
The following table presents BPLP’s distributions on the OP Units and LTIP Units (including the 2012 OPP Units, 2013 - 2019 MYLTIP Units and, after the February 3, 2023 measurement date, the 2020 MYLTIP Units) and its distributions on the 2020 MYLTIP Units (prior to the February 3, 2023 measurement date) and 2021 - 2023 MYLTIP Units (after the February 7, 2023 issuance date of the 2023 MYLTIP Units) that occurred during the year ended December 31, 2023:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
December 29, 2023	January 30, 2024	$0.98	$0.098
September 29, 2023	October 31, 2023	$0.98	$0.098
June 30, 2023	July 31, 2023	$0.98	$0.098
March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098
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
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2020 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at December 31, 2023 was approximately $1.3 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $70.17 per share on December 29, 2023.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.6 billion and $1.5 billion at December 31, 2023 and December 31, 2022, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On July 28, 2023, the Company entered into a joint venture agreement with an institutional investor for the future development of 343 Madison Avenue located on Madison Avenue between 44th and 45th Streets in New York City, New York adjacent to Grand Central Station. Prior to the formation of the joint venture, the Company and the institutional investor were engaged in a collaborative arrangement. The Company owns a 55% interest in the joint venture and its partner owns a 45% interest, and the Company will provide customary development, property management, and leasing services. The joint venture partner contributed approximately $4.8 million in cash and $17.5 million in improvements and prepaid ground rent for their 45% ownership interest in the joint venture. The Company contributed approximately $5.9 million in cash and $21.4 million in improvements and prepaid ground rent for its 55% ownership interest in the joint venture. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control this property and will continue to account for the property on a consolidated basis in its financial statements, see Note 4.
On November 13, 2023, the Company entered into agreements to sell a 45% interest in 290 Binney Street and 300 Binney Street, two life sciences development projects located in Kendall Square in Cambridge, Massachusetts, to an institutional investor (See Note 3). Upon entry into the agreement, the Company completed the sale of a 45% interest in 300 Binney Street. The institutional investor funded approximately $212.9 million in cash at closing for its investment in 300 Binney Street, including future costs to fund completion of the development project. The Company will retain a 55% ownership interest in the joint venture and fund all remaining costs of the development. The Company has accounted for the transaction as an equity transaction and has recognized noncontrolling interest in its Consolidated Balance Sheets totaling approximately $35.5 million, which is equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction. The difference between the cash proceeds received and the noncontrolling interest recognized, which was approximately $177.4 million, has been reflected as an increase in additional paid-in capital in the Company’s Consolidated Balance Sheets. The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control the property and thus will continue to account for the property on a consolidated basis in its financial statements and no gain was recognized in the Consolidated Statements of Operations. As the institutional investor pre-funded their contributions, it resulted in the partners’ equity balances not being proportionate to each partners’ ownership percentage. As a result, at the end of each reporting period, there will be a reallocation of the partners’ equity balances such that the ending balance in each partners’ capital account reflects each partners’ claim on net assets. These adjustments will impact additional paid-in capital and noncontrolling interest in property partnerships in the Company’s Consolidated Balance Sheets. For the period ended December 31, 2023, the adjustment was approximately $17.0 million. The Company will provide customary development, property management and leasing services to the joint venture.
11. Stockholders’ Equity / Partners’ Capital
As of December 31, 2023, BXP had 156,940,866 shares of Common Stock outstanding.
As of December 31, 2023, BXP owned 1,755,150 general partnership units and 155,185,716 limited partnership units in BPLP.
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
During the years ended December 31, 2023 and December 31, 2022, BXP did not issue any shares of Common Stock upon the exercise of options to purchase Common Stock. As a result of the applicable exercise period ending, 103,641 options were forfeited during the year ended December 31, 2023. As of December 31, 2023, BXP does not have any outstanding options.
During the years ended December 31, 2023 and December 31, 2022, BXP issued 102,699 and 182,929 shares of Common Stock, respectively, in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared during the years ended December 31, 2023, 2022 and 2021:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
December 29, 2023	January 30, 2024	$0.98	$0.98
September 29, 2023	October 31, 2023	$0.98	$0.98
June 30, 2023	July 31, 2023	$0.98	$0.98
March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98
September 30, 2022	October 31, 2022	$0.98	$0.98
June 30, 2022	July 29, 2022	$0.98	$0.98
March 31, 2022	April 29, 2022	$0.98	$0.98
December 31, 2021	January 28, 2022	$0.98	$0.98
September 30, 2021	October 29, 2021	$0.98	$0.98
June 30, 2021	July 30, 2021	$0.98	$0.98
March 31, 2021	April 30, 2021	$0.98	$0.98
December 31, 2020	January 28, 2021	$0.98	$0.98
Preferred Stock
At December 31, 2020, BXP had 80,000 shares (8,000,000 depositary shares each representing 1/100th of a share) outstanding of its 5.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) with a liquidation preference of $2,500.00 per share ($25.00 per depositary share). BXP paid cumulative cash dividends on the Series B Preferred Stock at a rate of 5.25% per annum of the $2,500.00 liquidation preference per share.

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
On March 2, 2021, BXP issued a redemption notice for 80,000 shares of its Series B Preferred Stock, which constituted all of the outstanding Series B Preferred Stock, and the corresponding depositary shares, each representing 1/100th of a share of Series B Preferred Stock. The redemption price per share of Series B Preferred Stock was $2,500, plus all accrued and unpaid dividends to, but not including, the redemption date, totaling $2,516.41 per share. On March 31, 2021, the Company transferred the full redemption price for all outstanding shares of Series B Preferred Stock of approximately $201.3 million, including approximately $1.3 million of accrued and unpaid dividends to, but not including, the redemption date, to the redemption agent. The excess of the redemption price over the carrying value of the Series B Preferred Stock and BPLP’s Series B Preferred Units of approximately $6.4 million relates to the original issuance costs and is reflected as a reduction to Net Income Attributable to Boston Properties, Inc. Common Shareholders and Net Income Attributable to Boston Properties Limited Partnership Common Unitholders on the Consolidated Statement of Operations.
On April 1, 2021, BXP redeemed all of the outstanding shares of Series B Preferred Stock and all of the outstanding depositary shares. In connection with the redemption of the Series B Preferred Stock, all of the Series B Preferred Units, which had terms and preferences generally mirroring those of the Series B Preferred Stock, were redeemed by BPLP.
The following table presents BXP’s dividend per share on its Series B Preferred Stock paid during the year ended December 31, 2021:

Record Date	Payment Date	Dividend (Per Share)
February 5, 2021	February 16, 2021	$32.8125
12. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. common shareholders to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership common unitholders to the Company’s share of Net Operating Income for the years ended December 31, 2023, 2022 and 2021.

BXP

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to Boston Properties, Inc. common shareholders	$190,215	$848,947	$496,223
Add:
Preferred stock redemption charge	—	—	6,412
Preferred dividends	—	—	2,560
Noncontrolling interest—common units of the Operating Partnership	22,548	96,780	55,931
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Interest expense	579,572	437,139	423,346
Losses from early extinguishment of debt	—	—	45,182
Losses from interest rate contracts	79	—	—
Net operating income from unconsolidated joint ventures	160,695	146,081	107,756
Loss from unconsolidated joint ventures	239,543	59,840	2,570
Depreciation and amortization expense	830,813	749,775	717,336
Transaction costs	4,313	2,905	5,036
Payroll and related costs from management services contracts	17,771	15,450	12,487
General and administrative expense	170,158	146,378	151,573
Less:
Net operating income attributable to noncontrolling interests in property partnerships	194,365	191,812	186,304
Unrealized gain (loss) on non-real estate investment	239	(150)	—
Gains (losses) from investments in securities	5,556	(6,453)	5,626
Other income - assignment fee	—	6,624	—
Interest and other income (loss)	69,964	11,940	5,704
Gain on sales-type lease	—	10,058	—
Gains on sales of real estate	517	437,019	123,660
Direct reimbursements of payroll and related costs from management services contracts	17,771	15,450	12,487
Development and management services revenue	40,850	28,056	27,697
Company’s share of Net Operating Income	$1,965,106	$1,883,796	$1,735,740

BPLP

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Net income attributable to Boston Properties Limited Partnership common unitholders	$219,771	$957,265	$561,993
Add:
Preferred unit redemption charge	—	—	6,412
Preferred distributions	—	—	2,560
Noncontrolling interests in property partnerships	78,661	74,857	70,806
Interest expense	579,572	437,139	423,346
Losses from early extinguishment of debt	—	—	45,182
Losses from interest rate contracts	79	—	—
Net operating income from unconsolidated joint ventures	160,695	146,081	107,756
Loss from unconsolidated joint ventures	239,543	59,840	2,570
Depreciation and amortization expense	823,805	742,293	709,035
Transaction costs	4,313	2,905	5,036
Payroll and related costs from management services contracts	17,771	15,450	12,487
General and administrative expense	170,158	146,378	151,573
Less:
Net operating income attributable to noncontrolling interests in property partnerships	194,365	191,812	186,304
Unrealized gain (loss) on non-real estate investment	239	(150)	—
Gains (losses) from investments in securities	5,556	(6,453)	5,626
Other income - assignment fee	—	6,624	—
Interest and other income (loss)	69,964	11,940	5,704
Gain on sales-type lease	—	10,058	—
Gains on sales of real estate	517	441,075	125,198
Direct reimbursements of payroll and related costs from management services contracts	17,771	15,450	12,487
Development and management services revenue	40,850	28,056	27,697
Company’s share of Net Operating Income	$1,965,106	$1,883,796	$1,735,740
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders, as applicable, the most directly comparable GAAP financial measures, plus (1) preferred stock/unit redemption charge, preferred dividends/distributions, net income attributable to noncontrolling interests, interest expense, losses from early extinguishment of debt, losses from interest rate contracts, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gain on sales-type lease, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. common shareholders and net income attributable to Boston Properties Limited Partnership common unitholders. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), less the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures, as defined above, also does not include its share of unrealized gain (loss) on derivative instruments, gain on sale of investment, gain on investment, gain (loss) on sale/consolidation and impairment losses on investments, all of which are included within Loss from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest expense, losses from early extinguishment of debt, losses from interest rate contracts, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, unrealized gain (loss) on non-real estate investment, gains (losses) from investments in securities, other income - assignment fee, interest and other income (loss), gain on sales-type lease, gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income.
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

Information by geographic area and property type (dollars in thousands):
For the year ended December 31, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$1,093,840	$3,890	$1,053,615	$539,904	$63,830	$364,920	$3,119,999
Residential	16,452	—	—	14,102	—	17,038	47,592
Hotel	47,357	—	—	—	—	—	47,357
Total	1,157,649	3,890	1,053,615	554,006	63,830	381,958	3,214,948
% of Grand Totals	36.01%	0.12%	32.77%	17.23%	1.99%	11.88%	100.00%
Rental Expenses:
Premier Workplace	393,339	1,431	415,831	194,205	12,387	143,504	1,160,697
Residential	6,378	—	—	9,255	—	7,617	23,250
Hotel	32,225	—	—	—	—	—	32,225
Total	431,942	1,431	415,831	203,460	12,387	151,121	1,216,172
% of Grand Totals	35.51%	0.12%	34.19%	16.73%	1.02%	12.43%	100.00%
Net operating income	$725,707	$2,459	$637,784	$350,546	$51,443	$230,837	$1,998,776
% of Grand Totals	36.31%	0.12%	31.91%	17.54%	2.57%	11.55%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(45,730)	—	(148,635)	—	—	—	(194,365)
Add: Company’s share of net operating income from unconsolidated joint ventures	34,376	48,818	14,314	16,203	7,494	39,490	160,695
Company’s share of net operating income	$714,353	$51,277	$503,463	$366,749	$58,937	$270,327	$1,965,106
% of Grand Totals	36.35%	2.61%	25.62%	18.66%	3.00%	13.76%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the year ended December 31, 2022:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$1,005,156	$—	$1,031,479	$534,397	$31,978	$365,402	$2,968,412
Residential	15,086	—	—	14,769	—	27,326	57,181
Hotel	39,482	—	—	—	—	—	39,482
Total	1,059,724	—	1,031,479	549,166	31,978	392,728	3,065,075
% of Grand Totals	34.58%	—%	33.65%	17.92%	1.04%	12.81%	100.00%
Rental Expenses:
Premier Workplace	360,218	—	391,293	183,353	8,386	135,237	1,078,487
Residential	5,961	—	—	11,371	—	12,251	29,583
Hotel	27,478	—	—	—	—	—	27,478
Total	393,657	—	391,293	194,724	8,386	147,488	1,135,548
% of Grand Totals	34.66%	—%	34.46%	17.15%	0.74%	12.99%	100.00%
Net operating income	$666,067	$—	$640,186	$354,442	$23,592	$245,240	$1,929,527
% of Grand Totals	34.52%	—%	33.18%	18.37%	1.22%	12.71%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(45,822)	—	(145,990)	—	—	—	(191,812)
Add: Company’s share of net operating income from unconsolidated joint ventures	34,233	53,023	1,594	12,785	7,690	36,756	146,081
Company’s share of net operating income	$654,478	$53,023	$495,790	$367,227	$31,282	$281,996	$1,883,796
% of Grand Totals	34.75%	2.81%	26.32%	19.49%	1.66%	14.97%	100.00%
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

	Year ended December 31, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$190,215	156,863	$1.21
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to Boston Properties, Inc. common shareholders	190,215	156,863	1.21
Effect of Dilutive Securities:
Stock Based Compensation	—	338	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$190,215	157,201	$1.21

	Year ended December 31, 2022
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$848,947	156,726	$5.42
Allocation of undistributed earnings to participating securities	(891)	—	(0.01)
Net income attributable to Boston Properties, Inc. common shareholders	848,056	156,726	5.41
Effect of Dilutive Securities:
Stock Based Compensation	—	411	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$848,056	157,137	$5.40

	Year ended December 31, 2021
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	156,116	$3.18
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to Boston Properties, Inc. common shareholders	496,223	156,116	3.18
Effect of Dilutive Securities:
Stock Based Compensation	—	260	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties, Inc. common shareholders	$496,223	156,376	$3.17

BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership common unitholders and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership common unitholders by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2020 MYLTIP Units required, and the 2021 - 2023 MYLTIP Units require, BXP to outperform absolute and/or relative return thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,933,000, 17,634,000 and 17,034,000 redeemable common units for the years ended December 31, 2023, 2022 and 2021, respectively.

	Year ended December 31, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$219,771	174,796	$1.26
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	219,771	174,796	$1.26
Effect of Dilutive Securities:
Stock Based Compensation	—	338	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$219,771	175,134	$1.25

	Year ended December 31, 2022
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$957,265	174,360	$5.49
Allocation of undistributed earnings to participating securities	(991)	—	(0.01)
Net income attributable to Boston Properties Limited Partnership common unitholders	956,274	174,360	5.48
Effect of Dilutive Securities:
Stock Based Compensation	—	411	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$956,274	174,771	$5.47

	Year ended December 31, 2021
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	173,150	$3.25
Allocation of undistributed earnings to participating securities	—	—	—
Net income attributable to Boston Properties Limited Partnership common unitholders	561,993	173,150	$3.25
Effect of Dilutive Securities:
Stock Based Compensation	—	260	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$561,993	173,410	$3.24
14. Employee Benefit Plans
Effective January 1, 1985, the predecessor of the Company adopted a 401(k) Savings Plan (the “Plan”) for its employees. Upon formation, the Company adopted the Plan and the terms of the Plan.
Under the Plan, as amended, the Company’s matching contribution equals 200% of the first 3% of participant’s eligible earnings contributed (utilizing earnings that are not in excess of an amount established by the IRS ($330,000, $305,000 and $290,000 in 2023, 2022 and 2021, respectively), indexed for inflation) with no vesting requirement. The Company’s aggregate matching contribution for the years ended December 31, 2023, 2022 and 2021 was approximately $5.4 million, $4.8 million and $4.7 million, respectively.
The Company also maintains a deferred compensation plan that is designed to allow officers of BXP to defer a portion of the officer’s current income on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At December 31, 2023 and 2022, the Company had maintained approximately $35.3 million and $31.7 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the plan participants and earnings on the deferred compensation pursuant to investments elected by the plan participants. The Company’s liability as of December 31, 2023 and 2022 was approximately $35.3 million and $31.7 million, respectively, which are included in the accompanying Consolidated Balance Sheets.
15. Stock Option and Incentive Plan
At the Company’s 2021 annual meeting of stockholders held on May 20, 2021, its stockholders approved the Boston Properties, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan replaced the Boston Properties, Inc. 2012 Stock Option and Incentive Plan (the “2012 Plan”) and no further awards will be issued under the 2012 Plan. The material features of the 2021 Plan include, among other things: (i) the maximum number of shares of common stock reserved and available for issuance under the 2021 Plan is 5,400,000 shares less one share for every one share that was granted between March 4, 2021 and May 19, 2021 under the 2012 Plan, (ii) shares of common stock underlying awards granted under the 2021 Plan or the 2012 Plan that are forfeited, canceled or otherwise terminated (other than by exercise) will be added back to the shares of common stock available for issuance under the 2021 Plan and, with respect to “full-value” awards under the 2021 Plan or the 2012 Plan, shares tendered or held back for taxes and shares previously reserved for issuance pursuant to such an award to the extent that such shares are not issued and are no longer issuable pursuant to such an award (e.g., in the event that a full-value award that may be settled in cash or by issuance of shares of common stock is settled in cash) will be added back to the shares available for issuance under the 2021 Plan, (iii) the award of stock options (both incentive and non-qualified options), stock appreciation rights, restricted stock units, restricted stock, unrestricted stock, dividend equivalent rights, cash-based awards and other equity-based awards (including LTIP Units) is permitted, (iv) stock options may not be repriced and “underwater” stock options may not be exchanged for another award or cash without stockholder approval; and (v) the term of the 2021 Plan ends ten years from the date of stockholder approval, or May 20, 2031.
On January 25, 2023, BXP’s Compensation Committee approved the grant of 2023 MYLTIP awards under the 2021 Plan to certain executive officers of BXP, effective February 7, 2023. The 2023 MYLTIP awards consist of two, equally weighted (50% each) components that utilize BXP’s TSR over a three-year measurement period as the performance metrics.
Total earned awards under the 2023 MYLTIP, if any, will equal the sum of the number of LTIP Units earned under the two components and will range from zero to a maximum of 322,053 LTIP Units with a target of approximately 161,026 LTIP Units and linear interpolation between zero and maximum. Earned awards (if any) will vest 100% on February 6, 2026, but, in general, may not be converted, redeemed, sold or otherwise transferred for one additional year thereafter. The 2023 MYLTIP awards are in the form of LTIP Units issued on the grant date, and they are subject to forfeiture to the extent awards are not earned. Prior to the performance measurement date holders of the 2023 MYLTIP Units are only entitled to one-tenth (10%) of the regular quarterly distributions payable on common partnership units. Following the completion of the three-year performance period, the Company will also make a “catch-up” cash payment on the 2023 MYLTIP Units that are ultimately earned in an amount equal to the regular and special distributions, if any, declared during the performance period on a number of shares of BXP’s Common Stock equal to the number of 2023 MYLTIP Units that are earned, less the distributions actually paid to holders of 2023 MYLTIP Units during the performance period on all of the awarded 2023 MYLTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2023 MYLTIP awards have an aggregate value of approximately $13.1 million, which amount will generally be amortized into earnings under the graded vesting method.
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
BXP issued 73,762, 41,818 and 57,383 shares of restricted common stock and BPLP issued 430,824, 280,616 and 281,640 LTIP Units to employees and non-employee directors under the 2012 Plan and the 2021 Plan during the years ended December 31, 2023, 2022 and 2021, respectively. BXP did not issue any non-qualified stock options under the 2012 Plan or 2021 Plan during the years ended December 31, 2023, 2022 and 2021. BPLP issued 322,053 2023 MYLTIP Units, 254,061 2022 MYLTIP Units and 352,021 2021 MYLTIP Units to employees under the 2012 Plan and 2021 Plan during the years ended December 31, 2023, 2022 and 2021, respectively. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. Because the 2012 OPP Units and 2013 - 2023 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP’s Consolidated Balance Sheets and Partners’ Capital in BPLP’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and 2020 - 2023

MYLTIP Units was approximately $50.2 million, $50.7 million and $49.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, there was (1) an aggregate of approximately $20.7 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $0.3 million of unrecognized compensation expense related to unvested 2021 - 2023 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.
The shares of restricted stock were valued at approximately $5.4 million ($72.57 per share weighted-average), $4.7 million ($111.47 per share weighted-average) and $5.8 million ($100.60 per share weighted-average) for the years ended December 31, 2023, 2022 and 2021, respectively.
LTIP Units were valued using a Monte Carlo simulation method model in accordance with the provisions of ASC 718. LTIP Units issued during the years ended December 31, 2023, 2022 and 2021 were valued at approximately $29.9 million, $28.9 million and $23.8 million, respectively. The weighted-average per unit fair value of LTIP Unit grants in 2023, 2022 and 2021 was $69.29, $103.06 and $84.43, respectively. The per unit fair value of each LTIP Unit granted in 2023, 2022 and 2021 was estimated on the date of grant using the following assumptions; an expected life of 5.7 years, 5.7 years and 5.7 years, a risk-free interest rate of 3.67%, 1.71% and 0.65% and an expected price volatility of 32.0%, 31.0% and 30.0%, respectively.
There were no non-qualified stock options granted during the years ended December 31, 2023, 2022 and 2021.
A summary of the status of BXP’s stock options as of December 31, 2023, 2022 and 2021 and changes during the years then ended are presented below:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2020	351,561	$96.97
Exercised	(247,920)	$96.95
Outstanding at December 31, 2021	103,641	$97.01
Exercised	—	$—
Outstanding at December 31, 2022	103,641	$97.01
Forfeited	(103,641)	$—
Outstanding at December 31, 2023	—	$—
There were no stock options outstanding as of December 31, 2023. In addition, BXP had 103,641 options exercisable and vested at a weighted-average exercise price of $97.01 at December 31, 2022 and 2021.
BXP adopted the 1999 Non-Qualified Employee Stock Purchase Plan (the “Stock Purchase Plan”) to encourage the ownership of Common Stock by eligible employees. The Stock Purchase Plan became effective on January 1, 1999 with an aggregate maximum of 250,000 shares of Common Stock available for issuance. The Stock Purchase Plan provides for eligible employees to purchase on the business day immediately following the end of the biannual purchase periods (i.e., January 1-June 30 and July 1-December 31) shares of Common Stock at a purchase price equal to 85% of the average closing prices of the Common Stock during the last ten business days of the purchase period. BXP issued 18,552, 9,813 and 9,846 shares with the weighted-average purchase price equal to $51.93 per share, $87.30 per share and $89.73 per share under the Stock Purchase Plan during the years ended December 31, 2023, 2022 and 2021, respectively.
16. Related Party Transactions
Raymond A. Ritchey’s brother was employed by a real estate brokerage firm and participated in brokerage activities for which the Company paid the firm approximately $0.5 million, $1.6 million and $1.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s contract with this real estate brokerage firm ended on February 1, 2023 and as a result, it will not pay any further leasing commission to Mr. Ritchey’s brother. Mr. Ritchey is a Senior Executive Vice President of BXP.
On June 5, 2023, a joint venture in which the Company owns a 30% interest repaid the construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026 (see Note 6). The Company funded $10.5 million of the refinancing at a fixed rate equal to 8.03% per annum. The loan has been reflected as a Related Party Note Receivable, Net on the Company’s Consolidated Balance Sheets. The Company has recognized interest income of approximately $0.6 million for the year ended December 31, 2023. 500 North Capitol Street, NW is an approximately 231,000 net rentable square foot premier workplace in Washington, DC.
On July 13, 2018, the Company entered into a joint venture with a third party to acquire a development site at 3 Hudson Boulevard that, upon the future acquisition of additional available development rights, can accommodate an office tower with up to 2.0 million net rentable square feet located on the entire square block between 11th Avenue and Hudson Boulevard Park from West 34th Street to West 35th Street in New York City. The Company owns a 25% interest in, and is the managing member of, the joint venture. The Company provided $80.0 million of mortgage financing to the joint venture that bears interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and matures on February 9, 2024 (see Note 6 and 17). The loan has been reflected as a Related Party Note Receivable, Net on the Company’s Consolidated Balance Sheets. The Company has recognized interest income of approximately $8.9 million, $5.6 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company's policy is to record notes receivable at their unamortized cost, net of any unamortized deferred fees or costs, premiums or discounts and an allowance for credit losses. Loan fees and direct costs associated with loans originated by the Company are deferred and amortized over the term of the note as interest income.
In accordance with the 2021 Plan, and as approved by its Board of Directors, eight non-employee directors made elections to receive deferred stock units in lieu of cash fees for 2023. As a result of these elections, the aggregate cash fees otherwise payable to a non-employee director during a fiscal quarter are converted into a number of deferred stock units equal to the aggregate cash fees divided by the last reported sales price of a share of BXP’s Common Stock on the last trading of the applicable fiscal quarter. The deferred stock units are also credited with dividend equivalents as dividends are paid by BXP. The deferred stock units may be settled in shares of BXP’s Common Stock upon the cessation of such director’s service on the Board of Directors of BXP. The non-employee director compensation program provides, subject to certain conditions, the non-employee directors holding deferred stock units with the ability to elect, following cessation of their service on BXP’s Board of Directors, to diversify their investment elections into non-employer securities on a pre-tax basis and receive tax-deferred returns on such deferrals, which will ultimately be settled in cash. The Company’s obligation under the plan is that of an unsecured promise to pay the deferred compensation to the non-employee director in the future. At December 31, 2023 and 2022, the Company had maintained approximately $0.8 million and $0.6 million, respectively, in a separate account, which is not restricted as to its use. The Company’s liability under the plan is equal to the total amount of compensation deferred by the non-employee director and earnings on the deferred compensation pursuant to investments elected by the non-employee director. The Company’s liability as of December 31, 2023 and 2022 was approximately $0.8 million and $0.6 million, respectively, which is included in the accompanying Consolidated Balance Sheets. The terms of the non-employee director compensation program require the classification of these deferred stock units as temporary equity on the Consolidated Balance Sheets of Boston Properties, Inc. and Boston Properties Limited Partnership within Redeemable Deferred Stock Units. On December 16, 2021, in connection with the resignation of a director’s service on the Board of Directors of BXP, BXP issued 498 shares of Common Stock in settlement of the director’s outstanding deferred stock units. At December 31, 2023 and 2022, BXP had outstanding 119,471 and 97,853 deferred stock units, respectively.
17. Subsequent Events
On January 8, 2024, the Company’s completed the acquisition of its joint venture partner’s 50% economic ownership interest in 901 New York Avenue for a gross purchase price of $10.0 million. The acquisition was completed with available cash. 901 New York Avenue is a premier workplace consisting of approximately 548,000 net rentable square feet. The property is subject to existing mortgage indebtedness of approximately $207.1 million. At acquisition the mortgage loan bore interest at 3.61% per annum and matured on January 5, 2025. On January 11, 2024, the Company modified the mortgage loan secured by 901 New York Avenue. The modified mortgage loan continues to bear interest at a fixed rate of 3.61% per annum and has an initial maturity date of January 5, 2025 with two extension options, subject to certain conditions.
On January 25, 2024, BXP’s Compensation Committee approved the 2024 Multi-Year Long-Term Incentive Program (the “2024 MYLTIP”) awards under the 2021 Plan to certain executive officers of BXP. The 2024 MYLTIP awards consists of three components. Two of the components, each weighted 40%, utilize BXP’s TSR over a three year measurement period as the performance metrics and the third component utilizes a leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 330,479 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 165,240 LTIP Units. Under ASC 718, the 2024 MYLTIP awards have an aggregate value of approximately $11.1 million.
On February 1, 2024, BPLP completed the repayment of $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash and the $600 million proceeds from the mortgage loan entered into on October 26, 2023 (See Note 7). The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
On February 1, 2024, the measurement period for the Company’s 2021 MYLTIP awards ended and, based on BXP’s absolute and relative TSR performance, the final payout was determined to be 112% of target, or an aggregate of approximately $12.6 million (after giving effect to employee separations). As a result, an aggregate of 155,625 2021 MYLTIP Units that had been previously granted were automatically forfeited.
On February 2, 2024 and February 6, 2024, BXP issued an aggregate of 71,124 shares of restricted common stock and BPLP issued an aggregate of 429,237 LTIP Units under the 2021 Plan to certain employees of BXP.
On February 6, 2024, a joint venture in which the Company owns a 25% interest extended the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the loan had an outstanding balance of $80.0 million, bore interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and was scheduled to mature on February 9, 2024. The extended loan now matures on May 9, 2024 (See Notes 6 and 16). 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
On February 9, 2024, a joint venture in which the Company owns a 50% interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. The construction loan had a total commitment amount of approximately $252.6 million. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus 1.35% per annum and matures on April 26, 2025 (See Note 6). At the time of the extension, the loan had an outstanding balance totaling approximately $251.6 million and was scheduled to mature on April 26, 2024. 7750 Wisconsin Avenue is a premier workplace with approximately 736,000 net rentable square feet located in Bethesda, Maryland.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Boston Properties, Inc.
As of the end of the period covered by this report, an evaluation was carried out by our management, with the participation of Boston Properties, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, Boston Properties, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of Boston Properties, Inc.’s fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 113 of this Annual Report on Form 10-K and is incorporated herein by reference.

Boston Properties Limited Partnership
As of the end of the period covered by this report, an evaluation was carried out by the management of Boston Properties, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Boston Properties, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of its fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting is set forth on page 126 of this Annual Report on Form 10-K and is incorporated herein by reference.
Item 9B. Other Information.
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 10 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table summarizes Boston Properties, Inc.’s equity compensation plans as of December 31, 2023.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,568,244	(2)	N/A	(2)	4,275,807	(3)
Equity compensation plans not approved by security holders(4)	N/A		N/A		39,941
Total	4,568,244		N/A		4,315,748
______________
(1)Includes information related to BXP’s 1997 Stock Option and Incentive Plan, 2012 Stock Option and Incentive Plan and 2021 Stock Incentive Plan.
(2)Includes (a) 2,065,861 long term incentive units (LTIP units) (1,439,973 of which are vested) that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (b) 1,459,441 common units issued upon conversion of LTIP units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (c) 349,267 2021 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (d) 252,151 2022 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock, (e) 322,053 2023 MYLTIP Awards that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to BPLP for redemption and acquired by BXP for shares of its common stock and (f) 119,471 deferred stock units which were granted pursuant to elections by certain of BXP’s non-employee directors to defer all cash compensation to be paid to such directors and to receive their deferred cash compensation in shares of BXP’s common stock upon their retirement from its Board of Directors.
Does not include 114,146 shares of restricted stock, as they have been reflected in BXP’s total shares outstanding. Because there is no exercise price associated with LTIP units, common units, 2021 MYLTIP Awards, 2022 MYLTIP Awards, 2023 MYLTIP Awards or deferred stock units, such shares are not included in the weighed-average exercise price calculation.
(3)Represents awards available for issuance under BXP’s 2021 Stock Incentive Plan.
(4)Includes information related to the 1999 Non-Qualified Employee Stock Purchase Plan (ESPP). The ESPP was adopted by the Board of Directors of BXP on October 29, 1998. The ESPP has not been approved by BXP’s stockholders. The ESPP is available to all our employees that are employed on the first day of a purchase period. Under the ESPP, each eligible employee may purchase shares of our common stock at semi-annual intervals each year at a purchase price equal to 85% of the average closing prices of our common stock on the New York Stock Exchange during the last ten business days of the purchase period. Each eligible employee may contribute no more than $25,000 per year to purchase our common stock under the ESPP.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Boston Properties, Inc.’s 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statement Schedule

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2023 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,288,004		$1,796,252	$1,532,654	$365,829	$1,796,252	$1,898,483	$—	$—	$3,694,735	$507,660	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—		92,077	948,357	791,280	115,634	1,687,021	—	29,059	1,831,714	774,225	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—		179,697	847,410	524,483	195,986	1,355,604	—	—	1,551,590	781,405	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—		339,200	700,358	408,846	354,107	1,094,297	—	—	1,448,404	482,752	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	989,181		241,600	494,782	545,612	289,639	992,355	—	—	1,281,994	372,795	1977/1997/2021	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—		200,349	946,205	7,623	200,349	953,828	—	—	1,154,177	159,274	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—		219,543	667,884	251,372	250,910	887,889	—	—	1,138,799	338,529	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—		285,263	603,167	52,917	285,263	656,084	—	—	941,347	198,081	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—		131,067	435,954	127,199	131,067	563,153	—	—	694,220	172,079	1971-1975/2017	2012	(1)
Times Square Tower	Office	New York, NY	—		165,413	380,438	140,281	169,193	516,939	—	—	686,132	256,942	2004	2000	(1)
Madison Centre	Office	Seattle, WA	—		104,641	564,336	4,082	104,641	568,418	—	—	673,059	35,516	2017	2022	(1)
Carnegie Center	Office	Princeton, NJ	—		142,666	316,856	177,545	94,243	484,024	58,800	—	637,067	267,232	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Santa Monica Business Park	Office	Los Angeles, CA	295,649		46,360	410,421	164,229	210,471	410,535	4	—	621,010	865	1976-1980	2023	(1)
125 Broadway	Office	Cambridge, MA	—		126,364	433,662	4,000	126,364	437,662	—	—	564,026	20,717	2000	2022	(1)
Reston Next	Office	Reston, VA	—		35,549	525,277	—	2,901	557,925	—	—	560,826	32,504	2022	1998	(1)
Atlantic Wharf	Office	Boston, MA	—		63,988	454,537	39,399	63,988	493,936	—	—	557,924	180,686	2011	2007	(1)
2100 Pennsylvania Avenue	Office	Washington, DC	—		185,203	324,206	—	185,203	324,206	—	—	509,409	20,768	2023	N/A	(1)
599 Lexington Avenue	Office	New York, NY	—		81,040	100,507	258,659	87,852	352,354	—	—	440,206	197,429	1986	1997	(1)
Fountain Square	Office	Reston, VA	—		56,853	306,298	49,874	56,853	356,172	—	—	413,025	111,481	1986-1990	2012	(1)
510 Madison Avenue	Office	New York, NY	—		103,000	253,665	33,100	103,000	286,765	—	—	389,765	104,052	2012	2010	(1)
325 Main Street	Office	Cambridge, MA	—	(2)	21,596	312,492	30,933	21,596	343,425	—	—	365,021	14,833	2022	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—		72,545	219,766	8,026	72,545	227,792	—	—	300,337	80,964	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—		121	273,013	26,359	23,367	276,126	—	—	299,493	35,390	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—		—	183,541	114,090	102,979	194,652	—	—	297,631	77,357	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—		13,603	237,479	30,952	13,687	268,347	—	—	282,034	108,973	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—		18,789	148,451	96,639	18,789	240,416	4,674	—	263,879	113,123	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—		40,933	148,378	4,629	40,934	153,006	—	—	193,940	46,615	2015	2013	(1)

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2023 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
Mountain View Research Park	Office	Mountain View, CA	—		95,066	68,373	21,069	95,066	89,442	—	—	184,508	33,095	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—		18,605	104,124	56,160	20,108	156,954	1,827	—	178,889	90,808	1955/1987/2017	1997/1998	(1)
140 Kendrick Street	Office	Needham, MA	—		18,095	66,905	71,861	19,092	137,769	—	—	156,861	46,586	2000	2004	(1)
1330 Connecticut Avenue	Office	Washington, DC	—		25,982	82,311	39,924	27,135	121,082	—	—	148,217	53,332	1984/2018	2004	(1)
880 Winter Street	Office	Waltham, MA	—		15,597	37,255	95,265	15,597	132,520	—	—	148,117	10,056	1998/2022	2019	(1)
One Freedom Square	Office	Reston, VA	—		9,929	84,504	48,985	11,293	132,125	—	—	143,418	68,406	2000	2003	(1)
Two Freedom Square	Office	Reston, VA	—		13,930	77,739	45,068	15,420	121,317	—	—	136,737	44,662	2001	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—		18,021	109,038	4,665	18,062	113,662	—	—	131,724	54,480	2003-2006	2007	(1)
One and Two Reston Overlook	Office	Reston, VA	—		16,456	66,192	45,224	16,179	111,693	—	—	127,872	61,572	1999	2000	(1)
Shady Grove Innovation District	Office	Rockville, MD	—		52,030	64,212	10,676	26,834	34,954	65,130	—	126,918	4,701	1968-1985	2021	(1)
Weston Corporate Center	Office	Weston, MA	—		25,753	92,312	1,038	25,854	93,249	—	—	119,103	41,485	2010	2001	(1)
355 Main Street	Office	Cambridge, MA	593,545		18,863	53,346	41,772	21,173	92,808	—	—	113,981	36,957	1981/1996/2013	2006	(1)
17Fifty Presidents Street	Office	Reston, VA	—		—	113,362	162	—	113,524	—	—	113,524	16,624	2020	2013	(1)
200 West Street	Office	Waltham, MA	—		16,148	24,983	71,199	16,813	95,160	357	—	112,330	28,192	1999/2021	1997	(1)
Discovery Square	Office	Reston, VA	—		11,198	71,782	21,744	12,533	92,191	—	—	104,724	57,015	2001	2003	(1)
10 CityPoint	Office	Waltham, MA	—		1,953	85,752	7,571	2,288	92,988	—	—	95,276	24,003	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	(2)	19,104	52,078	22,742	20,785	73,139	—	—	93,924	31,538	1983/1998/2013	2006	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—		10,385	60,694	20,705	11,097	80,687	—	—	91,784	45,601	2003	1999	(1)
153 & 211 Second Avenue	Office	Waltham, MA	—		33,233	55,940	718	33,233	55,940	718	—	89,891	6,186	1964-2006	2021	(1)
230 CityPoint	Office	Waltham, MA	—		13,189	49,823	24,297	13,807	73,502	—	—	87,309	40,959	1992	2005	(1)
20 CityPoint	Office	Waltham, MA	—		4,887	72,764	7,072	4,887	79,836	—	—	84,723	13,031	2020	2007	(1)
Sumner Square	Office	Washington, DC	—		624	28,745	51,253	27,837	52,785	—	—	80,622	32,911	1985	1999	(1)
77 CityPoint	Office	Waltham, MA	—		13,847	60,383	1,506	14,023	61,713	—	—	75,736	26,943	2008	2001	(1)
2440 West El Camino Real	Office	Mountain View, CA	—		16,741	51,285	6,565	16,741	57,850	—	—	74,591	21,469	1987/2003	2011	(1)
Wisconsin Place	Office	Chevy Chase, MD	—		—	53,349	13,834	—	67,183	—	—	67,183	28,960	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—		9,135	50,857	4,489	10,148	54,333	—	—	64,481	34,194	1984	1998	(1)
255 Main Street	Office	Cambridge, MA	—		134	25,110	33,330	548	58,026	—	—	58,574	43,927	1987	1997	(1)
University Place	Office	Cambridge, MA	—		—	37,091	15,768	4,807	48,052	—	—	52,859	37,130	1985	1998	(1)
890 Winter Street	Office	Waltham, MA	—		13,913	28,557	8,507	13,913	37,064	—	—	50,977	7,296	1999	2019	(1)
Capital Gallery	Office	Washington, DC	—		4,725	29,565	10,361	8,662	35,989	—	—	44,651	23,764	1981/2006	2007	(1)
North First Business Park	Office	San Jose, CA	—		23,398	13,069	5,258	23,378	18,347	—	—	41,725	17,354	1981	2007	(1)
150 Broadway	Office	Cambridge, MA	—		850	25,042	15,749	1,323	40,318	—	—	41,641	18,506	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—		1,299	12,943	12,723	2,395	24,570	—	—	26,965	16,847	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—		998	1,426	19,924	1,263	19,470	1,615	—	22,348	17,200	1982	1997	(1)
The Point	Office	Waltham, MA	—		6,395	10,040	546	6,492	10,489	—	—	16,981	2,638	2015	2007	(1)

Boston Properties, Inc. Schedule 3—Real Estate and Accumulated Depreciation December 31, 2023 (dollars in thousands)
Property Name	Type	Location	Encumbrances		Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)

					Land	Building
690 Folsom Street	Office	San Francisco, CA	—		3,219	11,038	1,877	3,219		12,915		—		—	16,134	4,280	2015	2012	(1)
33 Hayden Avenue	Office	Lexington, MA	—		266	3,234	11,502	425		14,577		—		—	15,002	9,090	1979	1997	(1)
Avant Retail	Office	Reston, VA	—		1,499	6,647	2,577	1,499		9,224		—		—	10,723	3,587	2014	2010	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—		594	6,748	1,922	778		8,486		—		—	9,264	7,388	1985	1997	(1)
32 Hartwell Avenue	Office	Lexington, MA	—		168	1,943	6,403	314		8,200		—		—	8,514	2,931	1968/1979/1987	1997	(1)
250 Binney Street	Office	Cambridge, MA	—		110	4,483	3,593	273		7,913				—	8,186	7,244	1983	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—		5,477	1,090	1,286	5,477		2,376		—		—	7,853	1,086	1977	2012	(1)
17 Hartwell Avenue	Office	Lexington, MA	—		26	150	6,064	65		6,175				—	6,240	3,755	1968	1997	(1)
The Skylyne	Residential	Oakland, CA	—		28,962	239,077	1,792	28,962		240,869		—		—	269,831	20,181	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—		27,076	190,580	3,817	27,076		194,397		—		—	221,473	27,876	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—		9,243	127,248	3,336	9,245		130,582		—		—	139,827	17,820	2018	2015	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	2,509	3,529		57,400		—		—	60,929	18,631	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—		478	37,918	32,131	1,201		68,697		629		—	70,527	53,282	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	(2)	—	35,035	7,335	103		42,267		—		—	42,370	18,414	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—		1,256	15,697	1,743	1,434		17,262		—		—	18,696	7,857	2006	2004	(1)
290 Binney Street	Development	Cambridge, MA	—		—	—	243,099	1,054		—		—		242,045	243,099	—	N/A	1997	N/A
180 CityPoint	Development	Waltham, MA	—		—	—	214,754	10,908		108,970		—		94,876	214,754	541	N/A	2006	N/A
300 Binney Street	Development	Cambridge, MA	—		18,080	51,262	38,454	18,080		27,805		—		61,911	107,796	6,719	2013	2009	N/A
103 CityPoint	Development	Waltham, MA	—		—	—	88,190	4,672		3,025		8,672		71,821	88,190	18	N/A	2007	N/A
Reston Next Office Phase II	Development	Reston, VA	—		—	—	39,201	—		—		—		39,201	39,201	—	N/A	1998	N/A
Reston Next Retail	Development	Reston, VA	—		—	—	8,367	—		—		—		8,367	8,367	—	N/A	1998	N/A
343 Madison Avenue	Land	New York, NY	—		—	—	206,052	158,885		—		47,167		—	206,052	—	N/A	2023	N/A
777 Harrison Street	Land	San Francisco, CA	—		144,647	—	28,334	—		47		172,934		—	172,981	29	N/A	2020	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	78,150	—		—		78,150		—	78,150	—	N/A	N/A	N/A
3625-3635 Peterson Way	Land	Santa Clara, CA	—		63,206	—	5,173	—		—		68,379		—	68,379	—	N/A	2016	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	48,857	—		—		48,857		—	48,857	—	N/A	1997	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	4,068	—		—		39,072		—	39,072	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	38,163	—		—		38,163		—	38,163	—	N/A	2006	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	25,594	—		—		25,594		—	25,594	—	N/A	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,896	—		—		19,896		—	19,896	—	N/A	2007	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	13,908	—		—		13,908		—	13,908	—	N/A	1998	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	1,186	—		—		1,186		—	1,186	—	N/A	1998	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	80	—		—		80		—	80	—	N/A	2000	N/A
			$4,166,379	(3)	$5,637,035	$15,478,086	$6,306,350	$5,953,798	(4)	$20,223,332	(5)	$697,061	(6)	$547,280	$27,421,471	$6,841,404

Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $53,716. Accumulated Depreciation does not include approximately $40,324 of accumulated depreciation related to Furniture, Fixtures and Equipment. Office type includes office, life sciences, and retail properties.

The aggregate cost and accumulated depreciation for tax purposes was approximately $25.2 billion and $5.9 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)This property is encumbered with the mortgage note shown at 355 Main Street. See Note 7 to the Consolidated Financial Statements.
(3)Includes unamortized deferred financing costs and fair value debt adjustment totaling approximately $(33.6) million.
(4)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $378,276 and $324,298, respectively.
(5)Includes Right of Use Assets - Finance Leases of approximately $23,404.
(6)Includes pre-development costs.

Boston Properties, Inc.
Real Estate and Accumulated Depreciation
December 31, 2023, 2022 and 2021
(dollars in thousands)

A summary of activity for real estate and accumulated depreciation is as follows:

	2023	2022	2021
Real Estate:
Balance at the beginning of the year	$25,744,214	$24,108,220	$23,303,303
Additions to/improvements of real estate	1,811,036	2,228,000	1,145,084
Assets sold/written-off	(133,779)	(592,006)	(340,167)
Balance at the end of the year	$27,421,471	$25,744,214	$24,108,220
Accumulated Depreciation:
Balance at the beginning of the year	$6,260,992	$5,848,183	$5,501,637
Depreciation expense	714,191	646,020	623,854
Assets sold/written-off	(133,779)	(233,211)	(277,308)
Balance at the end of the year	$6,841,404	$6,260,992	$5,848,183

Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2023 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
767 Fifth Avenue (the General Motors Building)	Office	New York, NY	$2,288,004		$1,796,252	$1,532,654	$365,829	$1,796,252	$1,898,483	$—	$—	$3,694,735	$507,660	1968/2019	2013	(1)
Prudential Center	Office	Boston, MA	—		92,077	948,357	732,224	100,535	1,643,064	—	29,059	1,772,658	754,356	1965/1993/2002/2016-2017	1998/1999/2000	(1)
Embarcadero Center	Office	San Francisco, CA	—		179,697	847,410	462,102	180,419	1,308,790	—	—	1,489,209	760,144	1970/1989	1998-1999	(1)
399 Park Avenue	Office	New York, NY	—		339,200	700,358	349,238	339,200	1,049,596	—	—	1,388,796	462,543	1961/2018	2002	(1)
601 Lexington Avenue	Office	New York, NY	989,181		241,600	494,782	508,526	279,281	965,627	—	—	1,244,908	360,656	1977/1997/2021	2001	(1)
Salesforce Tower	Office	San Francisco, CA	—		200,349	946,205	7,623	200,349	953,828	—	—	1,154,177	159,274	2018	2013	(1)
200 Clarendon Street and Garage	Office	Boston, MA	—		219,543	667,884	251,372	250,910	887,889	—	—	1,138,799	338,529	1976	2010	(1)
250 West 55th Street	Office	New York, NY	—		285,263	603,167	52,917	285,263	656,084	—	—	941,347	198,081	2014	2007	(1)
100 Federal Street	Office	Boston, MA	—		131,067	435,954	127,199	131,067	563,153	—	—	694,220	172,079	1971-1975/2017	2012	(1)
Madison Centre	Office	Seattle, WA	—		104,641	564,336	4,082	104,641	568,418			673,059	35,516	2017	2022	(1)
Times Square Tower	Office	New York, NY	—		165,413	380,438	102,302	159,694	488,459	—	—	648,153	244,067	2004	2000	(1)
Carnegie Center	Office	Princeton, NJ	—		142,666	316,856	162,582	90,501	472,803	58,800	—	622,104	262,096	1983-2016	1998/1999/2000/2007/2014/2017/2019	(1)
Santa Monica Business Park	Office	Los Angeles, CA	295,649		46,360	410,421	164,229	210,471	410,535	4	—	621,010	865	1976-1980	2023	(1)
125 Broadway	Office	Cambridge, MA	—		126,364	433,662	4,000	126,364	437,662	—	—	564,026	20,717	2000	2022	(1)
Reston Next	Office	Reston, VA	—		35,549	525,277	—	2,901	557,925	—	—	560,826	32,504	2022	1998	(1)
Atlantic Wharf	Office	Boston, MA	—		63,988	454,537	39,399	63,988	493,936	—	—	557,924	180,686	2011	2007	(1)
2100 Pennsylvania Avenue	Office	Washington, DC	—		185,203	324,206	—	185,203	324,206	—	—	509,409	20,768	2023	N/A	(1)
Fountain Square	Office	Reston, VA	—		56,853	306,298	49,874	56,853	356,172	—	—	413,025	111,481	1986-1990	2012	(1)
599 Lexington Avenue	Office	New York, NY	—		81,040	100,507	231,417	81,040	331,924	—	—	412,964	188,193	1986	1997	(1)
510 Madison Avenue	Office	New York, NY	—		103,000	253,665	33,100	103,000	286,765	—	—	389,765	104,052	2012	2010	(1)
325 Main Street	Office	Cambridge, MA	—	(2)	21,596	312,492	30,740	21,403	343,425	—	—	364,828	14,833	2022	1997	(1)
680 Folsom Street	Office	San Francisco, CA	—		72,545	219,766	8,026	72,545	227,792	—	—	300,337	80,964	2014	2012	(1)
145 Broadway	Office	Cambridge, MA	—		121	273,013	26,156	23,164	276,126	—	—	299,290	35,390	2019	1997	(1)
2200 Pennsylvania Avenue	Office	Washington, DC	—		—	183,541	114,090	102,979	194,652	—	—	297,631	77,357	2011	2008	(1)
South of Market and Democracy Tower	Office	Reston, VA	—		13,603	237,479	30,616	13,603	268,095	—	—	281,698	108,875	2008-2009	2003	(1)
Bay Colony Corporate Center	Office	Waltham, MA	—		18,789	148,451	96,639	18,789	240,416	4,674	—	263,879	113,123	1985-1989	2011	(1)
535 Mission Street	Office	San Francisco, CA	—		40,933	148,378	4,629	40,934	153,006	—	—	193,940	46,615	2015	2013	(1)
Mountain View Research Park	Office	Mountain View, CA	—		95,066	68,373	21,069	95,066	89,442	—	—	184,508	33,095	1977-1981/2007-2013	2013	(1)
Reservoir Place	Office	Waltham, MA	—		18,605	104,124	52,085	19,089	153,898	1,827	—	174,814	89,426	1955/1987/2017	1997/1998	(1)
140 Kendrick Street	Office	Needham, MA	—		18,095	66,905	67,871	18,095	134,776	—	—	152,871	45,233	2000	2004	(1)
880 Winter Street	Office	Waltham, MA	—		15,597	37,255	95,265	15,597	132,520	—	—	148,117	10,056	1998/2022	2019	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2023 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements	Building and Improvements	Land Held for Development	Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
1330 Connecticut Avenue	Office	Washington, DC	—		25,982	82,311	35,311	25,982	117,622	—	—	143,604	51,767	1984/2018	2004	(1)
One Freedom Square	Office	Reston, VA	—		9,929	84,504	43,348	9,883	127,898	—	—	137,781	66,495	2000	2003	(1)
Kingstowne Towne Center	Office	Alexandria, VA	—		18,021	109,038	4,501	18,021	113,539	—	—	131,560	54,432	2003-2006	2007	(1)
Two Freedom Square	Office	Reston, VA	—		13,930	77,739	38,856	13,866	116,659	—	—	130,525	42,556	2001	2003	(1)
Shady Grove Innovation District	Office	Rockville, MD	—		52,030	64,212	10,676	26,834	34,954	65,130	—	126,918	4,701	1968-1985	2021	(1)
One and Two Reston Overlook	Office	Reston, VA	—		16,456	66,192	40,806	15,074	108,380	—	—	123,454	60,074	1999	2000	(1)
Weston Corporate Center	Office	Weston, MA	—		25,753	92,312	1,038	25,854	93,249	—	—	119,103	41,485	2010	2001	(1)
355 Main Street	Office	Cambridge, MA	593,545		18,863	53,346	41,474	21,098	92,585	—	—	113,683	36,858	1981/1996/2013	2006	(1)
17Fifty Presidents Street	Office	Reston, VA	—		—	113,362	162	—	113,524	—	—	113,524	16,624	2020	2013	(1)
200 West Street	Office	Waltham, MA	—		16,148	24,983	68,538	16,148	93,164	357	—	109,669	27,290	1999/2021	1997	(1)
Discovery Square	Office	Reston, VA	—		11,198	71,782	16,199	11,146	88,033	—	—	99,179	55,135	2001	2003	(1)
10 CityPoint	Office	Waltham, MA	—		1,953	85,752	7,410	2,127	92,988	—	—	95,115	24,003	2016	1997	(1)
90 Broadway	Office	Cambridge, MA	—	(2)	19,104	52,078	22,563	20,741	73,004	—	—	93,745	31,484	1983/1998/2013	2006	(1)
153 & 211 Second Avenue	Office	Waltham, MA	—		33,233	55,940	718	33,233	55,940	718	—	89,891	6,186	1964-2006	2021	(1)
Waltham Weston Corporate Center	Office	Waltham, MA	—		10,385	60,694	17,718	10,350	78,447	—	—	88,797	44,588	2003	1999	(1)
230 CityPoint	Office	Waltham, MA	—		13,189	49,823	22,680	13,403	72,289	—	—	85,692	40,413	1992	2005	(1)
20 CityPoint	Office	Waltham, MA	—		4,887	72,764	7,072	4,887	79,836	—	—	84,723	13,031	2020	2007	(1)
Sumner Square	Office	Washington, DC	—		624	28,745	49,173	27,317	51,225	—	—	78,542	32,209	1985	1999	(1)
77 CityPoint	Office	Waltham, MA	—		13,847	60,383	1,401	13,997	61,634	—	—	75,631	26,911	2008	2001	(1)
2440 West El Camino Real	Office	Mountain View, CA	—		16,741	51,285	6,565	16,741	57,850	—	—	74,591	21,469	1987/2003	2011	(1)
Wisconsin Place	Office	Chevy Chase, MD	—		—	53,349	13,834	—	67,183	—	—	67,183	28,960	2009	2004	(1)
Reston Corporate Center	Office	Reston, VA	—		9,135	50,857	1,878	9,496	52,374	—	—	61,870	33,309	1984	1998	(1)
255 Main Street	Office	Cambridge, MA	—		134	25,110	31,674	134	56,784	—	—	56,918	43,368	1987	1997	(1)
University Place	Office	Cambridge, MA	—		—	37,091	14,318	4,807	46,602	—	—	51,409	36,037	1985	1998	(1)
890 Winter Street	Office	Waltham, MA	—		13,913	28,557	8,507	13,913	37,064	—	—	50,977	7,296	1999	2019	(1)
North First Business Park	Office	San Jose, CA	—		23,398	13,069	5,235	23,372	18,330	—	—	41,702	17,347	1981	2007	(1)
Capital Gallery	Office	Washington, DC	—		4,725	29,565	5,698	6,128	33,860	—	—	39,988	22,801	1981/2006	2007	(1)
150 Broadway	Office	Cambridge, MA	—		850	25,042	13,744	822	38,814	—	—	39,636	17,823	1999	1997	(1)
105 Broadway	Office	Cambridge, MA	—		1,299	12,943	10,617	1,868	22,991	—	—	24,859	16,133	1990	1997	(1)
Lexington Office Park	Office	Lexington, MA	—		998	1,426	19,160	1,072	18,897	1,615	—	21,584	16,945	1982	1997	(1)
The Point	Office	Waltham, MA	—		6,395	10,040	546	6,492	10,489	—	—	16,981	2,638	2015	2007	(1)
690 Folsom Street	Office	San Francisco, CA	—		3,219	11,038	1,877	3,219	12,915	—	—	16,134	4,280	2015	2012	(1)
33 Hayden Avenue	Office	Lexington, MA	—		266	3,234	10,865	266	14,099	—	—	14,365	8,873	1979	1997	(1)
Avant Retail	Office	Reston, VA	—		1,499	6,647	2,577	1,499	9,224	—	—	10,723	3,587	2014	2010	(1)
92-100 Hayden Avenue	Office	Lexington, MA	—		594	6,748	1,193	595	7,940	—	—	8,535	7,140	1985	1997	(1)

Boston Properties Limited Partnership Schedule 3—Real Estate and Accumulated Depreciation December 31, 2023 (dollars in thousands)
					Original		Costs Capitalized Subsequent to Acquisition	Land and Improvements		Building and Improvements		Land Held for Development		Development and Construction in Progress	Total	Accumulated Depreciation	Year(s) Built/Renovated	Year(s) Acquired	Depreciable Lives (Years)
Property Name	Type	Location	Encumbrances		Land	Building
32 Hartwell Avenue	Office	Lexington, MA	—		168	1,943	5,817	168		7,760		—		—	7,928	2,731	1968/1979/1987	1997	(1)
453 Ravendale Drive	Office	Mountain View, CA	—		5,477	1,090	1,286	5,477		2,376		—		—	7,853	1,086	1977	2012	(1)
250 Binney Street	Office	Cambridge, MA	—		110	4,483	2,939	110		7,422				—	7,532	7,026	1983	1997	(1)
17 Hartwell Avenue	Office	Lexington, MA	—		26	150	5,907	26		6,057		—		—	6,083	3,701	1968	1997	(1)
The Skylyne	Residential	Oakland, CA	—		28,962	239,077	1,792	28,962		240,869		—		—	269,831	20,181	2020	N/A	(1)
Signature at Reston	Residential	Reston, VA	—		27,076	190,580	3,817	27,076		194,397		—		—	221,473	27,876	2018	2013	(1)
Proto Kendall Square	Residential	Cambridge, MA	—		9,243	127,248	3,336	9,245		130,582		—		—	139,827	17,820	2018	2015	(1)
The Lofts at Atlantic Wharf	Residential	Boston, MA	—		3,529	54,891	2,509	3,529		57,400		—		—	60,929	18,631	2011	2007	(1)
Boston Marriott Cambridge	Hotel	Cambridge, MA	—		478	37,918	29,240	478		66,529		629		—	67,636	52,302	1986/2017	1997	(1)
Kendall Center Green Garage	Garage	Cambridge, MA	—	(2)	—	35,035	6,921	—		41,956		—		—	41,956	18,275	1984	2006	(1)
Kendall Center Yellow Garage	Garage	Cambridge, MA	—		1,256	15,697	1,031	1,256		16,728		—		—	17,984	7,619	2006	2004	(1)
290 Binney Street	Development	Cambridge, MA	—		—	—	242,683	638		—		—		242,045	242,683	—	N/A	1997	N/A
180 CityPoint	Development	Waltham, MA	—		—	—	214,754	10,908		108,970		—		94,876	214,754	541	N/A	2006	N/A
300 Binney Street	Development	Cambridge, MA	—		18,080	51,262	38,454	18,080		27,805		—		61,911	107,796	6,719	2013	2009	N/A
103 CityPoint	Development	Waltham, MA	—		—	—	88,188	4,670		3,025		8,672		71,821	88,188	18	N/A	2007	N/A
Reston Next Office Phase II	Development	Reston, VA	—		—	—	39,201	—		—		—		39,201	39,201	—	N/A	1998	N/A
Reston Next Retail	Development	Reston, VA	—		—	—	8,367	—		—		—		8,367	8,367	—	N/A	1998	N/A
343 Madison Avenue	Land	New York, NY	—		—	—	206,052	158,885		—		47,167		—	206,052	—	N/A	2023	N/A
777 Harrison Street	Land	San Francisco, CA	—		144,647	—	28,334	—		47		172,934		—	172,981	29	N/A	2020	N/A
Back Bay Station Master Plan	Land	Boston, MA	—		—	—	78,150	—		—		78,150		—	78,150	—	N/A	N/A	N/A
3625-3635 Peterson Way	Land	Santa Clara, CA	—		63,206	—	5,173	—		—		68,379		—	68,379	—	N/A	2016	N/A
Kendall Center Master Plan	Land	Cambridge, MA	—		—	—	48,857	—		—		48,857		—	48,857	—	N/A	1997	N/A
North First Master Plan	Land	San Jose, CA	—		35,004	—	4,068	—		—		39,072		—	39,072	—	N/A	2007	N/A
Plaza at Almaden	Land	San Jose, CA	—		—	—	38,163	—		—		38,163		—	38,163	—	N/A	2006	N/A
CityPoint South Master Plan	Land	Waltham, MA	—		—	—	25,594	—		—		25,594		—	25,594	—	N/A	N/A	N/A
Springfield Metro Center	Land	Springfield, VA	—		—	—	19,896	—		—		19,896		—	19,896	—	N/A	2007	N/A
Reston Gateway Master Plan	Land	Reston, VA	—		—	—	13,908	—		—		13,908		—	13,908	—	N/A	1998	N/A
Weston Quarry	Land	Weston, MA	—		—	—	1,249	—		—		1,249		—	1,249	—	N/A	2001	N/A
Broad Run Business Park	Land	Loudoun County, VA	—		—	—	1,186	—		—		1,186		—	1,186	—	N/A	1998	N/A
Reston Overlook Master Plan	Land	Reston, VA	—		—	—	80	—		—		80		—	80	—	N/A	2000	N/A
			$4,166,379	(3)	$5,637,035	$15,478,086	$5,940,085	$5,859,089	(4)	$19,951,776	(5)	$697,061	(6)	$547,280	$27,055,206	$6,718,037
Note: Total Real Estate does not include Furniture, Fixtures and Equipment totaling approximately $53,716. Accumulated Depreciation does not include approximately $40,324 of accumulated depreciation related to Furniture, Fixtures and Equipment. Office type includes office, life sciences, and retail properties.

The aggregate cost and accumulated depreciation for tax purposes was approximately $28.2 billion and $6.6 billion, respectively.

(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 40 years.
(2)This property is encumbered with the mortgage note shown at 355 Main Street. See Note 7 to the Consolidated Financial Statements.
(3)Includes unamortized deferred financing costs and fair value debt adjustment totaling approximately $(33.6) million.
(4)Includes Right of Use Assets - Finance Leases and Right of Use Assets - Operating Leases of approximately $378,276 and $324,298, respectively.
(5)Includes Right of Use Assets - Finance Leases of approximately $23,404.
(6)Includes pre-development costs.

Boston Properties Limited Partnership
Real Estate and Accumulated Depreciation
December 31, 2023, 2022 and 2021
(dollars in thousands)
A summary of activity for real estate and accumulated depreciation is as follows:

	2023	2022	2021
Real Estate:
Balance at the beginning of the year	$25,376,700	$23,734,833	$22,926,494
Additions to/improvements of real estate	1,811,036	2,228,000	1,145,084
Assets sold/written-off	(132,530)	(586,133)	(336,745)
Balance at the end of the year	$27,055,206	$25,376,700	$23,734,833
Accumulated Depreciation:
Balance at the beginning of the year	$6,143,384	$5,736,240	$5,396,111
Depreciation expense	707,183	638,538	615,553
Assets sold/written-off	(132,530)	(231,394)	(275,424)
Balance at the end of the year	$6,718,037	$6,143,384	$5,736,240
Note: Real Estate and Accumulated Depreciation amounts do not include Furniture, Fixtures and Equipment.

(b) Exhibits

2.1	—
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

4.5	—
Supplemental Indenture No. 15, dated as of January 20, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee, including a form of the 3.650% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership filed on January 20, 2016.)

4.6	—
Supplemental Indenture No. 16, dated as of August 17, 2016, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.750% Senior Note due 2026. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on August 17, 2016.)

4.7	—
Supplemental Indenture No. 17, dated as of December 4, 2017, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.200% Senior Note due 2025. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on December 4, 2017.)

4.8	—
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

4.9	—
Supplemental Indenture No. 19, dated as of June 21, 2019, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.400% Senior Note due 2029. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties Limited Partnership and Boston Properties, Inc. filed on June 21, 2019.)

4.10	—
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

4.11	—
Supplemental Indenture No. 21, dated as of May 5, 2020, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 3.250% Senior Note due 2031. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 5, 2020.)

4.12	—
Supplemental Indenture No. 22, dated as of March 16, 2021, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 2.550% Senior Note due 2032. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on March 16, 2021.)

4.13	—
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

4.14	—
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

4.15
Supplemental Indenture No. 25, dated as of May 15, 2023, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 6.500% Senior Note due 2034. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 15, 2023.)

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
Second Amended and Restated Employment Agreement, dated as of February 28, 2023, by and between Boston Properties, Inc. and Raymond A. Ritchey. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on March 2, 2023.)

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
Amended and Restated Employment Agreement by and between Owen D. Thomas and Boston Properties, Inc. dated as of November 4, 2023. (Incorporated by reference to Exhibit 10.1 to Boston Properties, Inc.'s Quarterly Report on Form 10-Q filed on November 7, 2023.)

10.29*	—	Boston Properties, Inc. Senior Executive Severance Plan. (Incorporated by reference to Exhibit 10.19 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 27, 2003.)
10.30*	—
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

10.33*	—
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

10.40*	—
Director Appointment Agreement, dated as of January 20, 2011, by and between Matthew J. Lustig and Boston Properties, Inc. (Incorporated by reference to Exhibit 10.55 to Boston Properties, Inc.’s Annual Report on Form 10-K filed on February 25, 2011.)

10.41*	—	Boston Properties, Inc. Non-Employee Director Compensation Plan. (Incorporated by reference to Appendix B to Boston Properties, Inc.’s Proxy Statement on Schedule 14A filed on April 6, 2022.)
10.42	—
Ninth Amended and Restated Credit Agreement, dated as of June 15, 2021, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 16, 2021.)

10.43	—
First Amendment to Ninth Amended and Restated Credit Agreement, dated as of June 1, 2023, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 6, 2023.)

10.44	—
Credit Agreement, dated as of January 4, 2023, among Boston Properties Limited Partnership and the lenders identified therein. (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on January 9, 2023.)

21.1	—	Subsidiaries of Boston Properties, Inc. and Boston Properties Limited Partnership (Filed herewith.)
23.1	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for Boston Properties, Inc. (Filed herewith.)
23.2	—	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting firm for Boston Properties Limited Partnership. (Filed herewith.)
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)
32.1	—	Section 1350 Certification of Chief Executive Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.2	—	Section 1350 Certification of Chief Financial Officer of Boston Properties, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.3	—	Section 1350 Certification of Chief Executive Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
32.4	—	Section 1350 Certification of Chief Financial Officer of Boston Properties Limited Partnership pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Furnished herewith.)
97.1	—	Compensation Recovery Policy of Boston Properties, Inc. (Filed herewith).
101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

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

BOSTON PROPERTIES, INC.

February 27, 2024	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer
(duly authorized officer and principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., and in the capacities and on the dates indicated.

February 27, 2024

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Chairman of the Board, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ DEREK A. (TONY) WEST
Derek A. (Tony) West Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, Boston Properties Limited Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner
February 27, 2024	/s/ MICHAEL E. LABELLE
Michael E. LaBelle
Chief Financial Officer (duly authorized officer and principal financial officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Properties, Inc., as general partner of Boston Properties Limited Partnership, and in the capacities and on the dates indicated.

February 27, 2024

	By:	/s/ OWEN D. THOMAS
Owen D. Thomas Chairman of the Board, Chief Executive Officer and Principal Executive Officer

	By:	/s/ DOUGLAS T. LINDE
Douglas T. Linde Director and President

	By:	/s/ KELLY A. AYOTTE
Kelly A. Ayotte Director

	By:	/s/ BRUCE W. DUNCAN
Bruce W. Duncan Director

	By:	/s/ CAROL B. EINIGER
Carol B. Einiger Director

	By:	/s/ DIANE J. HOSKINS
Diane J. Hoskins Director

	By:	/s/ MARY E. KIPP
Mary E. Kipp Director

	By:	/s/ JOEL I. KLEIN
Joel I. Klein Director

By:	/s/ MATTHEW J. LUSTIG
Matthew J. Lustig Director

By:	/s/ WILLIAM H. WALTON, III
William H. Walton, III Director

By:	/s/ DEREK A. (TONY) WEST
Derek A. (Tony) West Director

By:	/s/ MICHAEL E. LABELLE
Michael E. LaBelle Executive Vice President, Chief Financial Officer and Principal Financial Officer

By:	/s/ MICHAEL R. WALSH
Michael R. Walsh Senior Vice President, Chief Accounting Officer and Principal Accounting Officer