Form 10-Q
period 2024-03-31
BOSTON PROPERTIES INC; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2024-05-10
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Boston Properties, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Boston Properties, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Boston Properties, Inc.	Common Stock, par value $0.01 per share	157,058,652
(Registrant)	(Class)	(Outstanding on May 2, 2024)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended March 31, 2024 of Boston Properties, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean Boston Properties, Inc., a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” mean collectively BXP, BPLP and those entities/subsidiaries consolidated by BXP.
As of March 31, 2024, BXP owned an approximate 89.1% ownership interest in BPLP. The remaining approximate 10.9% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP an equivalent number of common units of BPLP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $241.2 million, or 1.2% at March 31, 2024, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2024	December 31, 2023
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,376,175 and $7,054,075 at March 31, 2024 and December 31, 2023, respectively)	$27,063,048	$26,749,209
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2024 and December 31, 2023, respectively)	401,486	401,680
Right of use assets - operating leases (amounts related to VIEs of $154,217 and $158,885 at March 31, 2024 and December 31, 2023, respectively)	344,255	324,298
Less: accumulated depreciation (amounts related to VIEs of $(1,538,940) and $(1,501,483) at March 31, 2024 and December 31, 2023, respectively)	(7,040,501)	(6,881,728)
Total real estate	20,768,288	20,593,459
Cash and cash equivalents (amounts related to VIEs of $298,548 and $245,317 at March 31, 2024 and December 31, 2023, respectively)	701,695	1,531,477
Cash held in escrows (amounts related to VIEs of $4,839 and $22,160 at March 31, 2024 and December 31, 2023, respectively)	64,939	81,090
Investments in securities	37,184	36,337
Tenant and other receivables, net (amounts related to VIEs of $27,792 and $27,987 at March 31, 2024 and December 31, 2023, respectively)	94,115	122,407
Note receivable, net	2,274	1,714
Related party note receivable, net	88,789	88,779
Sales-type lease receivable, net	13,943	13,704
Accrued rental income, net (amounts related to VIEs of $409,628 and $401,159 at March 31, 2024 and December 31, 2023, respectively)	1,390,217	1,355,212
Deferred charges, net (amounts related to VIEs of $194,489 and $175,383 at March 31, 2024 and December 31, 2023, respectively)	818,424	760,421
Prepaid expenses and other assets (amounts related to VIEs of $45,672 and $11,824 at March 31, 2024 and December 31, 2023, respectively)	146,286	64,230
Investments in unconsolidated joint ventures	1,399,824	1,377,319
Total assets	$25,525,978	$26,026,149
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,278,396 and $3,277,185 at March 31, 2024 and December 31, 2023, respectively)	$4,368,367	$4,166,379
Unsecured senior notes, net	9,794,527	10,491,617
Unsecured line of credit	—	—
Unsecured term loan, net	1,199,430	1,198,301
Lease liabilities - finance leases (amounts related to VIEs of $20,831 and $20,794 at March 31, 2024 and December 31, 2023, respectively)	415,888	417,961
Lease liabilities - operating leases (amounts related to VIEs of $148,706 and $145,826 at March 31, 2024 and December 31, 2023, respectively)	377,667	350,391
Accounts payable and accrued expenses (amounts related to VIEs of $112,385 and $59,667 at March 31, 2024 and December 31, 2023, respectively)	374,681	458,329
Dividends and distributions payable	172,154	171,176
Accrued interest payable	119,573	133,684
Other liabilities (amounts related to VIEs of $105,786 and $115,275 at March 31, 2024 and December 31, 2023, respectively)	417,978	445,947
Total liabilities	17,240,265	17,833,785

BOSTON PROPERTIES, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	March 31, 2024	December 31, 2023
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 124,656 and 119,471 units outstanding at redemption value at March 31, 2024 and December 31, 2023, respectively	8,141	8,383
Equity:
Stockholders’ equity attributable to Boston Properties, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 157,128,071 and 157,019,766 issued and 157,049,171 and 156,940,866 outstanding at March 31, 2024 and December 31, 2023, respectively	1,570	1,569
Additional paid-in capital	6,752,648	6,715,149
Dividends in excess of earnings	(890,177)	(816,152)
Treasury common stock at cost, 78,900 shares at March 31, 2024 and December 31, 2023	(2,722)	(2,722)
Accumulated other comprehensive loss	(3,620)	(21,147)
Total stockholders’ equity attributable to Boston Properties, Inc.	5,857,699	5,876,697
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	684,969	666,580
Property partnerships	1,734,904	1,640,704
Total equity	8,277,572	8,183,981
Total liabilities and equity	$25,525,978	$26,026,149

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended March 31,
	2024	2023
Revenue
Lease	$788,590	$756,875
Parking and other	32,216	24,009
Hotel	8,186	8,101
Development and management services	6,154	8,980
Direct reimbursements of payroll and related costs from management services contracts	4,293	5,235
Total revenue	839,439	803,200
Expenses
Operating
Rental	314,157	291,308
Hotel	6,015	6,671
General and administrative	50,018	55,802
Payroll and related costs from management services contracts	4,293	5,235
Transaction costs	513	911
Depreciation and amortization	218,716	208,734
Total expenses	593,712	568,661
Other income (expense)
Income (loss) from unconsolidated joint ventures	19,186	(7,569)
Interest and other income (loss)	14,529	10,941
Gains from investments in securities	2,272	1,665
Unrealized gain on non-real estate investment	396	259
Impairment loss	(13,615)	—
Interest expense	(161,891)	(134,207)
Net income	106,604	105,628
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,221)	(18,660)
Noncontrolling interest—common units of the Operating Partnership	(9,500)	(9,078)
Net income attributable to Boston Properties, Inc.	$79,883	$77,890
Basic earnings per common share attributable to Boston Properties, Inc.
Net income	$0.51	$0.50
Weighted average number of common shares outstanding	156,983	156,803
Diluted earnings per common share attributable to Boston Properties, Inc.
Net income	$0.51	$0.50
Weighted average number of common and common equivalent shares outstanding	157,132	157,043

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2024	2023
Net income	$106,604	$105,628
Other comprehensive income:
Effective portion of interest rate contracts	16,351	(6,538)
Amortization of interest rate contracts (1)	3,360	1,675
Other comprehensive income (loss)	19,711	(4,863)
Comprehensive income	126,315	100,765
Net income attributable to noncontrolling interests	(26,721)	(27,738)
Other comprehensive (income) loss attributable to noncontrolling interests	(2,184)	368
Comprehensive income attributable to Boston Properties, Inc.	$97,410	$73,395
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2023	156,941	$1,569	$6,715,149	$(816,152)	$(2,722)	$(21,147)	$666,580	$1,640,704	$8,183,981
Redemption of operating partnership units to common stock	36	1	1,302	—	—	—	(1,303)	—	—
Allocated net income for the period	—	—	—	79,883	—	—	9,500	17,221	106,604
Dividends/distributions declared	—	—	—	(153,908)	—	—	(18,864)	—	(172,772)
Shares issued pursuant to stock purchase plan	8	—	600	—	—	—	—	—	600
Net activity from stock option and incentive plan	64	—	2,262	—	—	—	14,269	—	16,531
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	46,082	—	—	—	—	96,860	142,942
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(20,025)	(20,025)
Effective portion of interest rate contracts	—	—	—	—	—	14,646	1,705	—	16,351
Amortization of interest rate contracts	—	—	—	—	—	2,881	335	144	3,360
Reallocation of noncontrolling interest	—	—	(12,747)	—	—	—	12,747	—	—
Equity, March 31, 2024	157,049	$1,570	$6,752,648	$(890,177)	$(2,722)	$(3,620)	$684,969	$1,734,904	$8,277,572

Equity, December 31, 2022	156,758	$1,568	$6,539,147	$(391,356)	$(2,722)	$(13,718)	$683,583	$1,547,317	$8,363,819
Redemption of operating partnership units to common stock	5	—	195	—	—	—	(195)	—	—
Allocated net income for the period	—	—	—	77,890	—	—	9,078	18,660	105,628
Dividends/distributions declared	—	—	—	(153,693)	—	—	(18,361)	—	(172,054)
Shares issued pursuant to stock purchase plan	9	—	586	—	—	—	—	—	586
Net activity from stock option and incentive plan	58	—	3,448	—	—	—	23,971	—	27,419
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	7,555	7,555
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(21,606)	(21,606)
Effective portion of interest rate contracts	—	—	—	—	—	(5,870)	(668)	—	(6,538)
Amortization of interest rate contracts	—	—	—	—	—	1,374	157	144	1,675
Reallocation of noncontrolling interest	—	—	5,938	—	—	—	(5,938)	—	—
Equity, March 31, 2023	156,830	$1,568	$6,549,314	$(467,159)	$(2,722)	$(18,214)	$691,627	$1,552,070	$8,306,484

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$106,604	$105,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,716	208,734
Impairment loss	13,615	—
Amortization of right of use assets - operating leases	1,441	652
Non-cash compensation expense	18,873	26,262
(Income) loss from unconsolidated joint ventures	(19,186)	7,569
Distributions of net cash flow from operations of unconsolidated joint ventures	8,643	5,996
Gains from investments in securities	(2,272)	(1,665)
Allowance for current expected credit losses (gains)	4	45
Non-cash portion of interest expense	12,109	7,387
Unrealized (gain) loss on non-real estate investment	(396)	(259)
Change in assets and liabilities:
Tenant and other receivables, net	29,454	7,518
Accrued rental income, net	(35,945)	(18,619)
Prepaid expenses and other assets	(74,705)	(97,762)
Right of use assets - operating lease	(750)	—
Lease liabilities - operating leases	(1,241)	(251)
Accounts payable and accrued expenses	(20,725)	(8,505)
Accrued interest payable	(14,171)	10,626
Other liabilities	(12,846)	16,565
Tenant leasing costs	(29,627)	(35,911)
Total adjustments	90,991	128,382
Net cash provided by operating activities	197,595	234,010
Cash flows from investing activities:
Construction in progress	(181,636)	(119,682)
Building and other capital improvements	(32,087)	(39,100)
Tenant improvements	(53,377)	(67,175)
Acquisition of real estate (net of cash received upon consolidation)	6,086	—
Capital contributions to unconsolidated joint ventures	(26,457)	(60,745)
Investment in non-real estate investments	—	(733)
Issuance of note receivables (including related party)	(573)	—
Investments in securities, net	1,425	1,843
Net cash used in investing activities	(286,619)	(285,592)
Cash flows from financing activities:
Repayments of mortgage notes payable	(804)	—
Repayment / redemption of unsecured senior notes	(700,000)	—
Borrowings on unsecured term loan	—	1,200,000
Payments on finance lease obligations	(3,160)	—
Repayment of unsecured term loan	—	(730,000)
Deferred financing costs	(108)	(6,213)
Net activity from equity transactions	(2,136)	586
Dividends and distributions	(171,794)	(171,270)

BOSTON PROPERTIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2024	2023
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	141,118	7,555
Distributions to noncontrolling interests in property partnerships	(20,025)	(21,606)
Net cash provided by (used in) financing activities	(756,909)	279,052
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(845,933)	227,470
Cash and cash equivalents and cash held in escrows, beginning of period	1,612,567	736,812
Cash and cash equivalents and cash held in escrows, end of period	$766,634	$964,282

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,531,477	$690,333
Cash held in escrows, beginning of period	81,090	46,479
Cash and cash equivalents and cash held in escrows, beginning of period	$1,612,567	$736,812

Cash and cash equivalents, end of period	$701,695	$918,952
Cash held in escrows, end of period	64,939	45,330
Cash and cash equivalents and cash held in escrows, end of period	$766,634	$964,282

Supplemental disclosures:
Cash paid for interest	$180,717	$125,698
Interest capitalized	$9,381	$10,589

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(27,993)	$(56,391)
Change in real estate included in accounts payable and accrued expenses	$(48,518)	$11,692
Right of use assets obtained in exchange for lease liabilities - operating lease	$25,637	$—
Non-cash distributions to noncontrolling interests in property, net	$52,786	$—
Capitalized operating lease costs	$7,548	$—
Investment in unconsolidated joint ventures eliminated upon consolidation	$(11,834)	$—
Mortgage note payable recorded upon consolidation	$207,093	$—
Real estate and intangibles recorded upon consolidation	$(220,015)	$—
Dividends and distributions declared but not paid	$172,154	$171,427
Conversions of noncontrolling interests to stockholders’ equity	$1,303	$195
Issuance of restricted securities to employees and non-employee directors	$41,989	$46,516

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2024	December 31, 2023
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,376,175 and $7,054,075 at March 31, 2024 and December 31, 2023, respectively)	$26,696,783	$26,382,944
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at March 31, 2024 and December 31, 2023, respectively)	401,486	401,680
Right of use assets - operating leases (amounts related to VIEs of $154,217 and $158,885 at March 31, 2024 and December 31, 2023, respectively)	344,255	324,298
Less: accumulated depreciation (amounts related to VIEs of $(1,538,940) and $(1,501,483) at March 31, 2024 and December 31, 2023, respectively)	(6,915,437)	(6,758,361)
Total real estate	20,527,087	20,350,561
Cash and cash equivalents (amounts related to VIEs of $298,548 and $245,317 at March 31, 2024 and December 31, 2023, respectively)	701,695	1,531,477
Cash held in escrows (amounts related to VIEs of $4,839 and $22,160 at December 31, 2023 and December 31, 2022, respectively)	64,939	81,090
Investments in securities	37,184	36,337
Tenant and other receivables, net (amounts related to VIEs of $27,792 and $27,987 at March 31, 2024 and December 31, 2023, respectively)	94,115	122,407
Note receivable, net	2,274	1,714
Related party note receivable, net	88,789	88,779
Sales-type lease receivable, net	13,943	13,704
Accrued rental income, net (amounts related to VIEs of $409,628 and $401,159 at March 31, 2024 and December 31, 2023, respectively)	1,390,217	1,355,212
Deferred charges, net (amounts related to VIEs of $194,489 and $175,383 at March 31, 2024 and December 31, 2023, respectively)	818,424	760,421
Prepaid expenses and other assets (amounts related to VIEs of $45,672 and $11,824 at March 31, 2024 and December 31, 2023, respectively)	146,286	64,230
Investments in unconsolidated joint ventures	1,399,824	1,377,319
Total assets	$25,284,777	$25,783,251
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,278,396 and $3,277,185 at March 31, 2024 and December 31, 2023, respectively)	$4,368,367	$4,166,379
Unsecured senior notes, net	9,794,527	10,491,617
Unsecured line of credit	—	—
Unsecured term loan, net	1,199,430	1,198,301
Lease liabilities - finance leases (amounts related to VIEs of $20,831 and $20,794 at March 31, 2024 and December 31, 2023, respectively)	415,888	417,961
Lease liabilities - operating leases (amounts related to VIEs of $148,706 and $145,826 at March 31, 2024 and December 31, 2023, respectively)	377,667	350,391
Accounts payable and accrued expenses (amounts related to VIEs of $112,385 and $59,667 at March 31, 2024 and December 31, 2023, respectively)	374,681	458,329
Dividends and distributions payable	172,154	171,176
Accrued interest payable	119,573	133,684
Other liabilities (amounts related to VIEs of $105,786 and $115,275 at March 31, 2024 and December 31, 2023, respectively)	417,978	445,947
Total liabilities	17,240,265	17,833,785
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 124,656 and 119,471 units outstanding at redemption value at March 31, 2024 and December 31, 2023, respectively	8,141	8,383

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	March 31, 2024	December 31, 2023
Noncontrolling interests:
Redeemable partnership units— 16,492,171 and 16,508,277 common units and 2,666,636 and 2,065,861 long term incentive units outstanding at redemption value at March 31, 2024 and December 31, 2023, respectively	1,300,409	1,347,575
Capital:
Boston Properties Limited Partnership partners’ capital— 1,762,080 and 1,755,150 general partner units and 155,287,091 and 155,185,716 limited partner units outstanding at March 31, 2024 and December 31, 2023, respectively	5,004,678	4,973,951
Accumulated other comprehensive loss	(3,620)	(21,147)
Total partners’ capital	5,001,058	4,952,804
Noncontrolling interests in property partnerships	1,734,904	1,640,704
Total capital	6,735,962	6,593,508
Total liabilities and capital	$25,284,777	$25,783,251

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended March 31,
	2024	2023
Revenue
Lease	$788,590	$756,875
Parking and other	32,216	24,009
Hotel	8,186	8,101
Development and management services	6,154	8,980
Direct reimbursements of payroll and related costs from management services contracts	4,293	5,235
Total revenue	839,439	803,200
Expenses
Operating
Rental	314,157	291,308
Hotel	6,015	6,671
General and administrative	50,018	55,802
Payroll and related costs from management services contracts	4,293	5,235
Transaction costs	513	911
Depreciation and amortization	217,019	206,872
Total expenses	592,015	566,799
Other income (expense)
Income (loss) from unconsolidated joint ventures	19,186	(7,569)
Interest and other income (loss)	14,529	10,941
Gains from investments in securities	2,272	1,665
Unrealized gain on non-real estate investment	396	259
Impairment loss	(13,615)	—
Interest expense	(161,891)	(134,207)
Net income	108,301	107,490
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,221)	(18,660)
Net income attributable to Boston Properties Limited Partnership	$91,080	$88,830
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.52	$0.51
Weighted average number of common units outstanding	175,255	174,652
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.52	$0.51
Weighted average number of common and common equivalent units outstanding	175,404	174,892

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended March 31,
	2024	2023
Net income	$108,301	$107,490
Other comprehensive income:
Effective portion of interest rate contracts	16,351	(6,538)
Amortization of interest rate contracts (1)	3,360	1,675
Other comprehensive income (loss)	19,711	(4,863)
Comprehensive income	128,012	102,627
Comprehensive income attributable to noncontrolling interests	(17,365)	(18,804)
Comprehensive income attributable to Boston Properties Limited Partnership	$110,647	$83,823
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2023	1,755	155,185	$4,973,951	$(21,147)	$1,640,704	$6,593,508	$1,347,575
Net activity from contributions and unearned compensation	5	68	2,862	—	—	2,862	14,269
Allocated net income for the period	—	—	81,580	—	17,221	98,801	9,500
Distributions	—	—	(153,908)	—	—	(153,908)	(18,864)
Conversion of redeemable partnership units	2	34	1,303	—	—	1,303	(1,303)
Adjustment to reflect redeemable partnership units at redemption value	—	—	52,808	—	—	52,808	(52,808)
Effective portion of interest rate contracts	—	—	—	14,646	—	14,646	1,705
Amortization of interest rate contracts	—	—	—	2,881	144	3,025	335
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	46,082	—	96,860	142,942	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(20,025)	(20,025)	—
Equity, March 31, 2024	1,762	155,287	$5,004,678	$(3,620)	$1,734,904	$6,735,962	$1,300,409

Equity, December 31, 2022	1,750	155,008	$5,299,428	$(13,718)	$1,547,317	$6,833,027	$1,280,886
Net activity from contributions and unearned compensation	5	62	4,032	—	—	4,032	23,973
Allocated net income for the period	—	—	79,752	—	18,660	98,412	9,078
Distributions	—	—	(153,693)	—	—	(153,693)	(18,361)
Conversion of redeemable partnership units	—	5	195	—	—	195	(195)
Adjustment to reflect redeemable partnership units at redemption value	—	—	220,222	—	—	220,222	(220,222)
Effective portion of interest rate contracts	—	—	—	(5,870)	—	(5,870)	(668)
Amortization of interest rate contracts	—	—	—	1,374	144	1,518	157
Contributions from noncontrolling interests in property partnerships	—	—	—	—	7,555	7,555	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(21,606)	(21,606)	—
Equity, March 31, 2023	1,755	155,075	$5,449,936	$(18,214)	$1,552,070	$6,983,792	$1,074,648

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$108,301	$107,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,019	206,872
Impairment loss	13,615	—
Amortization of right of use assets - operating leases	1,441	652
Non-cash compensation expense	18,873	26,262
(Income) loss from unconsolidated joint ventures	(19,186)	7,569
Distributions of net cash flow from operations of unconsolidated joint ventures	8,643	5,996
Gains from investments in securities	(2,272)	(1,665)
Allowance for current expected credit losses (gains)	4	45
Non-cash portion of interest expense	12,109	7,387
Unrealized gain on non-real estate investment	(396)	(259)
Change in assets and liabilities:
Tenant and other receivables, net	29,454	7,518
Accrued rental income, net	(35,945)	(18,619)
Prepaid expenses and other assets	(74,705)	(97,762)
Right of use assets - operating lease	(750)	—
Lease liabilities - operating leases	(1,241)	(251)
Accounts payable and accrued expenses	(20,725)	(8,505)
Accrued interest payable	(14,171)	10,626
Other liabilities	(12,846)	16,565
Tenant leasing costs	(29,627)	(35,911)
Total adjustments	89,294	126,520
Net cash provided by operating activities	197,595	234,010
Cash flows from investing activities:
Construction in progress	(181,636)	(119,682)
Building and other capital improvements	(32,087)	(39,100)
Tenant improvements	(53,377)	(67,175)
Acquisition of real estate (net of cash received upon consolidation)	6,086	—
Capital contributions to unconsolidated joint ventures	(26,457)	(60,745)
Investment in non-real estate investments	—	(733)
Issuance of note receivables (including related party)	(573)	—
Investments in securities, net	1,425	1,843
Net cash used in investing activities	(286,619)	(285,592)
Cash flows from financing activities:
Repayments of mortgage notes payable	(804)	—
Repayment / redemption of unsecured senior notes	(700,000)	—
Borrowings on unsecured term loan	—	1,200,000
Payments on finance lease obligations	(3,160)	—
Repayment of unsecured term loan	—	(730,000)
Deferred financing costs	(108)	(6,213)
Net activity from equity transactions	(2,136)	586

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three months ended March 31,
	2024	2023
Distributions	(171,794)	(171,270)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	141,118	7,555
Distributions to noncontrolling interests in property partnerships	(20,025)	(21,606)
Net cash provided by (used in) financing activities	(756,909)	279,052
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(845,933)	227,470
Cash and cash equivalents and cash held in escrows, beginning of period	1,612,567	736,812
Cash and cash equivalents and cash held in escrows, end of period	$766,634	$964,282

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,531,477	$690,333
Cash held in escrows, beginning of period	81,090	46,479
Cash and cash equivalents and cash held in escrows, beginning of period	$1,612,567	$736,812

Cash and cash equivalents, end of period	$701,695	$918,952
Cash held in escrows, end of period	64,939	45,330
Cash and cash equivalents and cash held in escrows, end of period	$766,634	$964,282

Supplemental disclosures:
Cash paid for interest	$180,717	$125,698
Interest capitalized	$9,381	$10,589

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(27,993)	$(55,142)
Change in real estate included in accounts payable and accrued expenses	$(48,518)	$11,692
Right of use assets obtained in exchange for lease liabilities - operating lease	$25,637	$—
Non-cash distributions to noncontrolling interests in property, net	$52,786	$—
Capitalized operating lease costs	$7,548	$—
Investment in unconsolidated joint ventures eliminated upon consolidation	$(11,834)	$—
Mortgage notes payable recorded upon consolidation	$207,093	$—
Real estate and intangibles recorded upon consolidation	$(220,015)	$—
Distributions declared but not paid	$172,154	$171,427
Conversions of redeemable partnership units to partners’ capital	$1,303	$195
Issuance of restricted securities to employees and non-employee directors	$41,989	$46,516

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at March 31, 2024, owned an approximate 89.1% (89.4% at December 31, 2023) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2024 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2021 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2022 - 2024 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2021 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2022 - 2024 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2021 MYLTIP Units), whether vested or not, will receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 9 and 13).
Properties
At March 31, 2024, the Company owned or had joint venture interests in a portfolio of 187 commercial real estate properties (the “Properties”) aggregating approximately 53.5 million net rentable square feet of primarily premier workplaces, including 11 properties under construction/redevelopment totaling approximately 3.2 million net rentable square feet. At March 31, 2024, the Properties consisted of:
•165 office and life sciences properties (including seven properties under construction/redevelopment);
•14 retail properties (including two properties under construction/redevelopment);
•seven residential properties (including two properties under construction); and
•one hotel.
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
The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair statement of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for other interim periods or for the full fiscal year. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosure required by GAAP.  These financial statements should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report in the Company’s Form 10-K for its fiscal year ended December 31, 2023.
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified nine entities that are VIEs as of March 31, 2024 and has determined that it is the primary beneficiary for all of these entities as of March 31, 2024.
Consolidated Variable Interest Entities
As of March 31, 2024, BXP has identified nine consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street, (ii) 343 Madison Avenue, which is categorized as land held for future development and (iii) 290 Binney Street and 300 Binney Street which are currently under development / redevelopment.
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
Variable Interest Entities Not Consolidated
As of March 31, 2024, the Company does not have any unconsolidated joint ventures that are classified as VIEs.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for March 31, 2024 and December 31, 2023, the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
3-Month United States Treasury Bills	Level 1
Investment in securities	Level 1
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Sales-type lease receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loan	Level 3
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
At December 31, 2023, the Company had outstanding three-month United States Treasury Bills with a maturity date of January 30, 2024 that were classified as held to maturity because the Company determined that it had the positive intent and ability to hold to maturity. Because these securities were considered a short-term investment, they are reflected at amortized cost within Cash and Cash Equivalents on the Consolidated Balance Sheets. At December 31, 2023, the amortized cost of these securities was approximately $302.7 million. There were no such securities outstanding at March 31, 2024.
The Company’s investment in non-real estate investments is shown within Prepaid and Other Assets on the Consolidated Balance Sheets and was approximately $5.1 million and $4.6 million at March 31, 2024 and December 31, 2023, respectively. The non-real estate investments utilize net asset value as the practical expedient.
Non-Recurring Fair Value
The following table presents the aggregate carrying value of the Company’s non-recurring fair value financial instruments and the Company’s corresponding estimate of fair value as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3-Month United States Treasury Bills (1)	$—	$—	$302,746	$302,746

Related party note receivable, net	$88,789	$90,582	$88,779	$90,593
Note receivable, net	2,274	2,249	1,714	1,677
Sales-type lease receivable, net	13,943	13,416	13,704	13,338
Total	$105,006	$106,247	$104,197	$105,608

Mortgage notes payable, net	$4,368,367	$3,935,382	$4,166,379	$3,705,513
Unsecured senior notes, net	9,794,527	8,979,934	10,491,617	9,697,393
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	1,199,430	1,198,951	1,198,301	1,196,945
Total	$15,362,324	$14,114,267	$15,856,297	$14,599,851

_______________
(1) Per the guidance in ASC 326 “Financial Instruments — Credit Losses” (“ASC 326”), the Company concluded that the risk of nonpayment is nonexistent because the U.S. Government has a long history with no credit losses and therefore, no credit loss allowance was recorded.

At March 31, 2024, the Company evaluated the expected hold period for a portion of its Shady Grove property located in Rockville, Maryland. Based on a shorter-than-expected hold period, the Company reduced the carrying value of a portion of the property that the Company anticipates selling to a third party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. The Company’s estimated fair value utilized Level 3 inputs and was based on a pending offer from a third party.
Recurring Fair Value
Derivatives
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
The following table presents the aggregate fair value of the Company’s interest rate swaps as of March 31, 2024 and December 31, 2023 (in thousands):

Fair value	March 31, 2024	December 31, 2023
Interest rate swaps	$12,298	$1,976
Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of BXP to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At March 31, 2024 and December 31, 2023, the Company had maintained approximately $37.0 million and $36.1 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains of approximately $2.3 million and $1.7 million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended March 31, 2024 and March 31, 2023, respectively primarily due to the observable change in fair value.

3. Real Estate
BXP
Real estate consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Land	$5,317,032	$5,251,224
Right of use assets - finance leases	401,486	401,680
Right of use assets - operating leases (1)	344,255	324,298
Land held for future development (2)	661,713	697,061
Buildings and improvements	16,689,571	16,607,756
Tenant improvements	3,654,576	3,592,172
Furniture, fixtures and equipment	54,691	53,716
Construction in progress	685,465	547,280
Total	27,808,789	27,475,187
Less: Accumulated depreciation	(7,040,501)	(6,881,728)
	$20,768,288	$20,593,459
_______________
(1)See Note 4.
(2)Includes pre-development costs.
BPLP
Real estate consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Land	$5,222,323	$5,156,515
Right of use assets - finance leases	401,486	401,680
Right of use assets - operating leases (1)	344,255	324,298
Land held for future development (2)	661,713	697,061
Buildings and improvements	16,418,015	16,336,200
Tenant improvements	3,654,576	3,592,172
Furniture, fixtures and equipment	54,691	53,716
Construction in progress	685,465	547,280
Total	27,442,524	27,108,922
Less: Accumulated depreciation	(6,915,437)	(6,758,361)
	$20,527,087	$20,350,561
_______________
(1)See Note 4.
(2)Includes pre-development costs.
Acquisition
On January 8, 2024, the Company completed the acquisition of its joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC. At acquisition, the total net equity acquired was $20.0 million, which includes $10.0 million in cash that the Company paid for the joint venture partner's 50% economic ownership interest in the joint venture. The property is subject to existing mortgage indebtedness of approximately $207.1 million (See Note 6). The acquisition resulted in the Company recording a gain upon consolidation of approximately $21.8 million, which is the difference between the fair value of the previously held equity method investment immediately prior to the consolidation of $10.0 million, less the Company’s costs basis of approximately $(11.8) million. The gain on consolidation is included within income (loss) from unconsolidated joint ventures in the Consolidated Statement of Operations.

The total net assets acquired is equal to (1) the total net equity acquired of $20.0 million, which includes $10.0 million in cash that the Company paid for the joint venture partner's 50% economic ownership interest in the joint venture. plus (2) $207.1 million of debt assumed, less (3) net working capital acquired of approximately $7.1 million. The following table summarizes the allocation of the fair value of the net assets the Company received at the date of acquisition for 901 New York Avenue (in thousands):

Land and site improvements	$65,808
Building and improvements	56,882
Tenant improvements	16,088
In-place lease intangibles	72,621
Above-market lease intangibles	2,757
Below-market lease intangibles	(2,515)
Mortgage note payable adjustment	8,374
Net assets acquired	$220,015
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles, and the acquired above- and below-market lease intangibles for 901 New York Avenue for the remainder of 2024 and each of the next five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
Period from January 8, 2024 through December 31, 2024	$10,364	$607	$252
2025	9,030	454	257
2026	6,494	238	257
2027	6,265	201	257
2028	6,069	186	257
2029	6,076	186	251
The following table summarizes the weighted-average useful life of the acquired in-place lease intangibles and the acquired above- and below-market lease intangibles for 901 New York Avenue as of the acquisition date (in years):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
Weighted-average useful life	6.7	4.0	9.8
901 New York Avenue contributed approximately $7.9 million of revenue and $2.3 million of net loss to the Company for the period from January 8, 2024 through March 31, 2024. 901 New York Avenue is a premier workplace consisting of approximately 524,000 net rentable square feet.
Development
On February 12, 2024, the Company commenced the development of a residential project at 121 Broadway Street in Cambridge, Massachusetts that is adjacent to its development projects at 290 Binney Street and 300 Binney Street. 121 Broadway will consist of 439 residential units aggregating approximately 492,000 net rentable square feet.
Impairment
At March 31, 2024, the Company evaluated the expected hold period for a portion of its Shady Grove property located in Rockville, Maryland. Based on a shorter-than-expected hold period, the Company reduced the carrying value of a portion of the property that the Company anticipates selling to a third party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately

$13.6 million. The Company’s estimated fair value was based on Level 3 inputs as defined in ASC 820 and on a pending offer from a third party.
4. Leases
Lessor
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three months ended March 31, 2024 and 2023 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
Lease Revenue	2024	2023
Fixed contractual payments	$648,890	$621,646
Variable lease payments	139,458	135,003
Sales-type lease revenue	242	226
	$788,590	$756,875
Lessee
On March 28, 2024, the Company entered into a 90-year air rights lease with the Massachusetts Department of Transportation for an approximately 61,000 square feet site at the parking garage located at 100 Clarendon Street and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”). The lease requires annual base rental payments of $250,000 until the commencement of construction, as defined in the lease. If the Company commences construction of a project on the site on or before August 1, 2028, then a final fixed rental payment is due in accordance with the lease at that time. After August 1, 2028, if the Company commences construction of a project on the site, then a final rental payment based on the then current fair market value will be due at that time. In addition, the lease requires annual payments of $500,000 through 2033 to fund maintenance and improvements to the Station. The Company has assumed that it will begin construction on the site on or before August 1, 2028. The incremental borrowing rate for this lease is 6.57% per annum. The net present value of the ground lease payments is approximately $23.2 million. The Company classifies this lease as an operating lease. As a result, the Company recorded a Right of Use Assets – Operating Leases and Lease Liabilities – Operating Leases of approximately $23.9 million and $23.2 million, respectively, on its Consolidated Balance Sheets as of March 31, 2024. There were no lease costs for the period from March 28, 2024 through March 31, 2024.
The following table provides a maturity analysis for the air rights operating lease as of March 28,
2024 (in thousands):

Operating
Period from March 28, 2024 through December 31, 2024	$—
2025	750
2026	750
2027	750
2028	25,826
2029	500
Thereafter	2,000
Total lease payments	30,576
Less: Interest portion	7,391
Present value of lease payments	$23,185

5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at March 31, 2024 and December 31, 2023:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		March 31, 2024	December 31, 2023
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(6,103)	$(5,996)
901 New York, LLC	901 New York Avenue	25.00%	(2)	—	(11,764)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	30,221	30,375
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(10,773)	(10,253)
501 K Street LLC	1001 6th Street	50.00%		45,013	44,774
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		45,068	45,201
Residential Tower Developer LLC	Hub50House	50.00%		42,250	40,235
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		13,680	13,494
Office Tower Developer LLC	100 Causeway Street	50.00%		57,079	57,660
1265 Main Office JV LLC	1265 Main Street	50.00%		3,583	3,585
BNY Tower Holdings LLC	Dock 72	50.00%	(4)	(12,501)	(11,890)
CA-Colorado Center, LLC	Colorado Center	50.00%		235,143	237,815
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		49,756	50,064
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		114,331	115,103
Platform 16 Holdings LP	Platform 16	55.00%		51,349	45,564
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		385,568	376,834
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,042	27,034
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(5)	43,860	44,734
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(6)	49,888	42,988
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		15,323	15,184
751 Gateway Holdings LLC	751 Gateway	49.00%		95,863	93,411
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		76,728	75,718
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		18,079	17,546
				$1,370,447	$1,337,416
 _______________
(1)Investments with deficit balances aggregating approximately $29.4 million and $39.9 million at March 31, 2024 and December 31, 2023, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)At December 31, 2023, the Company’s economic ownership was approximately 50%. On January 8, 2024, the Company completed the acquisition of its joint venture partner’s 50% economic ownership interest for a gross purchase price of $10.0 million, as described in Note 3 and this Note 5.
(3)The Company’s wholly-owned subsidiary that owns Wisconsin Place Office also owns a 33.33% interest in the joint venture entity that owns the land, parking garage and infrastructure of the project.
(4)This property includes net equity balances from the amenity joint venture.
(5)The Company’s ownership includes (1) a 33.0% direct interest in the joint venture, and (2) an additional 1% interest in each of the two entities through which each partner owns its interest in the joint venture.
(6)The Company’s ownership includes (1) a 35.79% direct interest in the joint venture, (2) an additional 35.02% indirect ownership in the joint venture, and (3) an additional 1% interest in the entity through which the partner owns its interest in the joint venture.
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

The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	March 31, 2024	December 31, 2023
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,740,545	$5,811,763
Other assets (2)	619,559	682,291
Total assets	$6,360,104	$6,494,054
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,162,545	$3,351,873
Other liabilities (3)	318,708	361,357
Members’/Partners’ equity	2,878,851	2,780,824
Total liabilities and members’/partners’ equity	$6,360,104	$6,494,054
Company’s share of equity	$1,313,484	$1,278,483
Basis differentials (4)	56,963	58,933
Carrying value of the Company’s investments in unconsolidated joint ventures (5)	$1,370,447	$1,337,416
_______________
(1)At March 31, 2024 and December 31, 2023, this amount included right of use assets - operating leases totaling approximately $19.8 million and $20.1 million, respectively.
(2)At March 31, 2024 and December 31, 2023, this amount included sales-type lease receivable, net totaling approximately $14.0 million and $13.9 million, respectively.
(3)At March 31, 2024 and December 31, 2023, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
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

	March 31, 2024	December 31, 2023
Property	(in thousands)
Colorado Center	$298,190	$298,906
200 Fifth Avenue	56,193	58,308
Gateway Commons	49,593	48,971
Safeco Plaza	(29,432)	(29,678)
360 Park Avenue South	(116,188)	(116,534)
Dock 72	(94,586)	(95,521)
Platform 16	(142,671)	(143,052)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(5)Investments with deficit balances aggregating approximately $29.4 million and $39.9 million at March 31, 2024 and December 31, 2023, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Total revenue (1)	$130,392	$151,423
Expenses
Operating	49,194	57,206
Transaction costs	2	74
Depreciation and amortization	39,424	49,978
Total expenses	88,620	107,258
Other income (expense)
Interest expense	(43,563)	(57,250)
Unrealized gain (loss) on derivative instruments	10,112	(10,610)
Net income (loss)	$8,321	$(23,695)

Company’s share of net income (loss)	$2,960	$(6,902)
Gain on sale / consolidation	21,696	—
Basis differential (2)	(5,470)	(667)
Income (loss) from unconsolidated joint ventures	$19,186	$(7,569)
_______________
(1)Includes straight-line rent adjustments of approximately $7.7 million and $6.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes depreciation and amortization of approximately $2.9 million and $3.7 million for the three months ended March 31, 2024 and 2023, respectively. Includes unrealized gain (loss) on derivative instruments of approximately $2.7 million and $(2.8) million for the three months ended March 31, 2024 and 2023, respectively. Includes straight-line rent adjustments of approximately $0.3 million for the three months ended March 31, 2024 and 2023. Also includes net above-/below-market rent adjustments of approximately $0.2 million for the three months ended March 31, 2024 and 2023.
On January 2, 2024, a joint venture in which the Company has a 50% interest partially placed in-service 651 Gateway, an approximately 327,000 net rentable square foot laboratory/life sciences project in South San Francisco, California. The property is approximately 21% pre-leased as of May 2, 2024.
On January 8, 2024, the Company acquired its joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million in cash (See Note 3). Prior to the acquisition, the Company had a 50% economic ownership interest in the joint venture and accounted for it under the equity method of accounting. The acquisition resulted in the Company having full ownership of the joint venture such that the Company now accounts for the assets, liabilities, and operations of it on a consolidated basis in its financial statements instead of under the equity method of accounting and as a result recognized a gain on consolidation of approximately $21.8 million.
On February 6, 2024, a joint venture in which the Company owns a 25% interest extended the maturity date of the loan collateralized by its 3 Hudson Boulevard property. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and matures on May 9, 2024. At the time of the extension, the loan had an outstanding balance totaling $80.0 million and was scheduled to mature on February 9, 2024. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
On February 9, 2024, a joint venture in which the Company owns a 50% interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. The construction loan had a total commitment amount of approximately $252.6 million. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus 1.35% per annum and matures on April 26, 2025. At the time of the extension, the loan had an outstanding balance totaling approximately $251.6 million and was scheduled to mature on April 26, 2024. 7750 Wisconsin Avenue is a premier workplace with approximately 736,000 net rentable square feet located in Bethesda, Maryland.
6. Debt
Mortgage Notes Payable
On January 8, 2024, the Company acquired its joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue located in Washington, DC (See Note 3). The property is subject to existing mortgage indebtedness. At acquisition, the mortgage loan had an outstanding principal balance of approximately $207.1 million, bore interest at 3.61% per annum and was scheduled to mature on January 5, 2025. The mortgage loan was recorded at a fair value of approximately $198.7 million. On January 11, 2024, the Company modified the mortgage loan to provide for two extension options totaling five years of additional term, each subject to certain conditions.
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of March 31, 2024 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
7 Year Unsecured Senior Notes	3.200%	3.350%	$850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
Total principal			9,850,000
Less:
Net unamortized discount			12,611
Deferred financing costs, net			42,862
Total			$9,794,527
_______________
(1)Yield on issuance date including the effects of discounts on the notes, settlements of interest rate contracts and the amortization of financing costs.
(2)No principal amounts are due prior to maturity.
On February 1, 2024, BPLP repaid $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash and the $600.0 million proceeds from the mortgage loan entered into on October 26, 2023. The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
The indenture relating to the unsecured senior notes contains certain financial restrictions and requirements, including (1) a leverage ratio not to exceed 60%, (2) a secured debt leverage ratio not to exceed 50%, (3) an interest coverage ratio of greater than 1.50, and (4) an unencumbered asset value of not less than 150% of unsecured debt. At March 31, 2024, BPLP was in compliance with each of these financial restrictions and requirements.

7. Derivative Instruments and Hedging Activities
BPLP’s agreements with the swap derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of March 31, 2024, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
BPLP assesses the effectiveness of its hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive income (loss)” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not incur any ineffectiveness during the three months ended March 31, 2024.
BPLP’s and SMBP LLC’s interest rate swap contracts consisted of the following at March 31, 2024 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
BPLP:
Interest Rate Swaps	$1,200,000	May 4, 2023	May 16, 2024	4.638%	—	4.646%	Prepaid expenses and other assets	$1,006
Interest Rate Swaps	600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Prepaid expenses and other assets	4,646
	1,800,000							5,652
SMBP LLC (1)
Interest Rate Swaps	300,000	December 14, 2023	April 1, 2025	2.661%	—	2.688%	Prepaid expenses and other assets	6,646
	$2,100,000							$12,298
_______________
(1)A subsidiary of the Company that is the borrower under the mortgage loan collateralized by its Santa Monica Business Park property.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31,
	2024	2023
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (1)	$16,351	$(6,538)
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$3,360	$1,675
Amount of gain (loss) relate do the ineffective portion and amount excluded from effectiveness testing	$—	$—
_______________
(1)Includes the Company’s share of gain (loss) related to the effective portion of derivatives outstanding at its unconsolidated joint venture properties.
(2)Includes amounts from previous interest rate programs.
BPLP has formally documented all of its relationships between hedge instruments and hedging items, as well as its risk-management objectives and strategy for undertaking various hedge transactions. While management believes its judgments are reasonable, a change in a derivative's effectiveness as a hedge could materially affect expenses, net income (loss) and equity.

Ineffective Hedging Instruments
During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting, and as such, any change in market value will be recognized in Gain (losses) from interest rate contracts in the Consolidated Statement of Operations. For the three months ended March 31, 2024 and 2023, the Company recognized no impact to its Consolidated Statement of Operations from entering into these agreements.
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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $21.6 million at March 31, 2024.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2024, the maximum funding obligation under the guarantee was approximately $8.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of March 31, 2024, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale of Metropolitan Square, in which the Company had a 20% equity interest, the Company agreed to become a co-lender of up to $20.0 million under a mezzanine loan. The mezzanine loan has a maximum principal amount of $100.0 million, and it is subordinate only to an existing senior loan. The mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of March 31, 2024, the Company has funded approximately $2.2 million.
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
On April 26, 2024, Brammer Bio MA, LLC (“Brammer”), a subsidiary of Thermo Fisher Scientific Inc. and an abutter to the Company’s 290 Binney Street development project located in Cambridge, Massachusetts, filed a complaint in Superior Court in Suffolk County, Massachusetts against the Company relating to certain ongoing construction activities.
In the first quarter of 2023, the Company commenced development of 290 Binney Street, an approximately 566,000 net rentable square foot laboratory/life sciences property that is 100% pre-leased to AstraZeneca Pharmaceuticals (“AstraZeneca”). The Company has a 55% interest in the joint venture that owns 290 Binney Street. Brammer subleases the premises at 250 Binney Street, the Company’s approximately 67,000 net rentable square foot life sciences property that is adjacent to 290 Binney Street.
Brammer alleges that, as a result of the Company’s construction of 290 Binney Street, it is threatened with irreparable harm due to intrusion onto the 250 Binney Street premises and the loss of its property rights. Brammer also alleges that the 290 Binney Street development project has caused and is causing major disruption to its manufacturing operations, and that it has suffered and will continue to suffer damages in the form of losses to its clients and customers. Brammer brought the action for quiet title, breach of contract, trespass and nuisance, and it is seeking declaratory and injunctive relief and specific performance purportedly to protect its property interests in the premises located at 250 Binney Street.
The Company believes Brammer’s claims are without merit and intends to defend against them vigorously. However, there can be no assurance the Company will prevail in the litigation. If the Company is enjoined from further construction activities, it could suffer delays in construction that could result in its failure to deliver a completed building on the schedule contemplated by the Company’s lease with AstraZeneca or at all, and this could result in owing financial penalties to AstraZeneca and other third parties. Although the Company is unable to estimate a range of loss for all related matters for which losses are reasonably possible, if the court grants injunctive relief or awards monetary damages to Brammer, it could have a material adverse effect on the Company’s results of operations and financial condition.
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
The Company continues to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism, earthquakes, pandemics and cybersecurity incidents, in particular, but the Company cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. There are other types of losses, such as from wars, for which the Company cannot obtain insurance at all or at a reasonable cost. With respect to such losses and losses from acts of terrorism, earthquakes, pandemics or other catastrophic events, if the Company experiences a loss that is uninsured or that exceeds policy limits, the Company could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties. Depending on the specific circumstances of each affected property, it is possible that the Company could be liable for mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect the Company’s business, financial condition and results of operations.
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of March 31, 2024, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2022 MYLTIP Units	2023 MYLTIP Units	2024 MYLTIP Units
16,492,171	2,666,636	252,151	322,053	330,479
__________
(1)Includes 666,405 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2021 (i.e., 2012 OPP and 2013 - 2021 MYLTIP awards).
Noncontrolling Interest—Common Units
During the three months ended March 31, 2024, 36,305 OP Units were presented by the holders for redemption (including an aggregate of 22,155 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.

At March 31, 2024, BPLP had outstanding the 2022 - 2024 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2022 - 2024 MYLTIP Units, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on a number of shares of Common Stock agreed to the number of 2022 - 2024 MYLTIP Units that are earned, less the distributions actually paid during the performance period on all of the awarded 2022 - 2024 MYLTIP Units.
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
The following table presents BPLP’s distributions on the OP Units and LTIP Units and MYLTIP Units paid or declared in 2024 and during the three months ended March 31, 2023:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
March 28, 2024	April 30, 2024	$0.98	$0.098
December 29, 2023	January 30, 2024	$0.98	$0.098

March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2021 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at March 31, 2024 was approximately $1.3 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $65.31 per share on March 28, 2024.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.7 billion and $1.6 billion at March 31, 2024 and December 31, 2023, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
On March 21, 2024, the Company completed the sale of a 45% interest in 290 Binney Street in Cambridge, Massachusetts.  The institutional investor funded approximately $97.2 million in cash at closing, which is less than 45% of the agreed upon carrying value of the property immediately prior to the transaction.  The institutional investor will fund all construction costs until its equity balance is proportionate to its ownership percentage, after which the Company and the institutional investor will fund the development project based on their respective ownership interests.  The Company retains a 55% ownership interest in the joint venture.  The transaction did not qualify as a sale of real estate for financial reporting purposes as the Company continues to effectively control the property and thus will continue to account for the property on a consolidated basis in its financial statements and no gain was recognized in the Consolidated Statements of Operations.  The Company provides customary development, property management and leasing services to the joint venture.

The Company has accounted for the transaction as an equity transaction and as of March 21, 2024 has recognized noncontrolling interest in its Consolidated Balance Sheets totaling approximately $104.6 million, which is equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction.  The difference between the cash proceeds received and the noncontrolling interest recognized, which was approximately $7.5 million, has been reflected as a decrease in additional paid-in capital in the Company’s Consolidated Balance Sheets.  At the end of each reporting period, there will be a reallocation of the partners’ equity balances such that the ending balance in each partners’ capital account reflects each partners’ claim on net assets. These adjustments will impact additional paid-in capital and noncontrolling interest in property partnerships in the Company’s Consolidated Balance Sheets. For the period ended March 31, 2024, the adjustment was approximately $50.7 million.
290 Binney Street is an approximately 566,000 net rentable square foot laboratory/life sciences development project located in Cambridge, Massachusetts.  The  development project is 100% pre-leased to a life sciences company.
10. Stockholders’ Equity / Partners’ Capital
As of March 31, 2024, BXP had 157,049,171 shares of Common Stock outstanding.
As of March 31, 2024, BXP owned 1,762,080 general partnership units and 155,287,091 limited partnership units in BPLP.
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
During the three months ended March 31, 2024, BXP issued 36,305 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2024 and during the three months ended March 31, 2023:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
March 28, 2024	April 30, 2024	$0.98	$0.98
December 29, 2023	January 30, 2024	$0.98	$0.98

March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98
11. Segment Information
The following tables present reconciliations of Net Income Attributable to Boston Properties, Inc. to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to the Company’s share of Net Operating Income for the three months ended March 31, 2024 and 2023.

BXP

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income attributable to Boston Properties, Inc.	$79,883	$77,890
Add:
Noncontrolling interest—common units of the Operating Partnership	9,500	9,078
Noncontrolling interests in property partnerships	17,221	18,660
Interest expense	161,891	134,207
Impairment loss	13,615	—
Net operating income from unconsolidated joint ventures	35,430	40,756
Depreciation and amortization expense	218,716	208,734
Transaction costs	513	911
Payroll and related costs from management services contracts	4,293	5,235
General and administrative expense	50,018	55,802
Less:
Net operating income attributable to noncontrolling interests in property partnerships	46,570	47,097
Unrealized gain on non-real estate investment	396	259
Gains from investments in securities	2,272	1,665
Interest and other income (loss)	14,529	10,941
Income (loss) from unconsolidated joint ventures	19,186	(7,569)
Direct reimbursements of payroll and related costs from management services contracts	4,293	5,235
Development and management services revenue	6,154	8,980
Company’s share of Net Operating Income	$497,680	$484,665

BPLP

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$91,080	$88,830
Add:
Noncontrolling interests in property partnerships	17,221	18,660
Interest expense	161,891	134,207
Impairment loss	13,615	—
Net operating income from unconsolidated joint ventures	35,430	40,756
Depreciation and amortization expense	217,019	206,872
Transaction costs	513	911
Payroll and related costs from management services contracts	4,293	5,235
General and administrative expense	50,018	55,802
Less:
Net operating income attributable to noncontrolling interests in property partnerships	46,570	47,097
Unrealized gain on non-real estate investment	396	259
Gains from investments in securities	2,272	1,665
Interest and other income (loss)	14,529	10,941
Income (loss) from unconsolidated joint ventures	19,186	(7,569)
Direct reimbursements of payroll and related costs from management services contracts	4,293	5,235
Development and management services revenue	6,154	8,980
Company’s share of Net Operating Income	$497,680	$484,665
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains from investments in securities, interest and other income (loss), income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), less the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures, as defined above, also does not include its share of unrealized gain (loss) on derivative instruments and gain on sale / consolidation, all of which are included within Income (Loss) from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, unrealized gain on non-real estate investment, gains from investments in securities, interest and other income (loss), income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income.
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

Information by geographic area and property type (dollars in thousands):
For the three months ended March 31, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$280,466	$20,401	$260,809	$132,614	$10,910	$102,922	$808,122
Residential	4,196	—	—	3,958	—	4,530	12,684
Hotel	8,186	—	—	—	—	—	8,186
Total	292,848	20,401	260,809	136,572	10,910	107,452	828,992
% of Grand Totals	35.33%	2.46%	31.46%	16.47%	1.32%	12.96%	100.00%
Rental Expenses:
Premier Workplace	105,171	6,567	107,481	46,942	3,081	39,229	308,471
Residential	1,593	—	—	2,218	—	1,875	5,686
Hotel	6,015	—	—	—	—	—	6,015
Total	112,779	6,567	107,481	49,160	3,081	41,104	320,172
% of Grand Totals	35.23%	2.05%	33.57%	15.35%	0.96%	12.84%	100.00%
Net operating income	$180,069	$13,834	$153,328	$87,412	$7,829	$66,348	$508,820
% of Grand Totals	35.39%	2.72%	30.13%	17.18%	1.54%	13.04%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,056)	—	(35,514)	—	—	—	(46,570)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,757	7,248	5,984	5,154	1,876	6,411	35,430
Company’s share of net operating income	$177,770	$21,082	$123,798	$92,566	$9,705	$72,759	$497,680
% of Grand Totals	35.71%	4.24%	24.88%	18.60%	1.95%	14.62%	100.00%
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
12. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income attributable to Boston Properties, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to Boston Properties, Inc. by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units required, and the 2022 - 2024 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended March 31, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$79,883	156,983	$0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	149	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$79,883	157,132	$0.51

	Three months ended March 31, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to Boston Properties, Inc.	$77,890	156,803	$0.50
Effect of Dilutive Securities:
Stock Based Compensation	—	240	—
Diluted Earnings:
Net income attributable to Boston Properties, Inc.	$77,890	157,043	$0.50

BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units required, and the 2022 - 2024 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 18,272,000 and 17,849,000 redeemable common units for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended March 31, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$91,080	175,255	$0.52
Effect of Dilutive Securities:
Stock Based Compensation	—	149	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$91,080	175,404	$0.52

	Three months ended March 31, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$88,830	174,652	$0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	240	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$88,830	174,892	$0.51

13. Stock Option and Incentive Plan
On January 25, 2024, the Compensation Committee of BXP’s Board of Directors approved the grant of 2024 Multi-Year Long-Term Incentive Program (the “2024 MYLTIP”) awards under the Boston Properties, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP. The 2024 MYLTIP awards consists of three components. Two of the components, each weighted 40%, utilize BXP’s TSR over a three year measurement period as the performance metrics and the third component utilizes a leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 330,479 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 165,240 LTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2024 MYLTIP awards have an aggregate value of approximately $11.1 million.
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
During the three months ended March 31, 2024, BXP issued 76,228 shares of restricted common stock and BPLP issued 431,123 LTIP Units and 330,479 2024 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2024 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the three months ended March 31, 2024 were valued at approximately $4.9 million. The LTIP Units granted were valued at approximately $25.6 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2024 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in Boston Properties, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $18.5 million and $25.9 million for the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was (1) an aggregate of approximately $38.9 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $5.8 million of unrecognized compensation expense related to unvested 2022 - 2024 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.
14. Subsequent Events
On April 5, 2024, the Company completed and fully placed in-service 760 Boylston Street, an approximately 118,000 net rentable square feet retail redevelopment located in Boston, Massachusetts.
On April 16, 2024, BPLP provided notice to exercise its one-year extension option on its $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). BPLP anticipates effectuating the extension on or prior to the current May 16, 2024 maturity date. Upon effectiveness, the 2023 Unsecured Term Loan will mature on May 16, 2025. After making an approximately $500.0 million optional repayment on April 29, 2024, the 2023 Unsecured Term Loan has an outstanding principal balance of $700.0 million as of May 2, 2024.
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500 million with varying maturities of up to one year. The notes will be sold in private placements and will rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under BPLP's unsecured revolving credit facility (the “2021 Credit Facility”). As of May 2, 2024, BPLP had $500.0 million outstanding under its commercial paper program that bears interest at a weighted-average rate of 5.58% per annum. Proceeds from the commercial paper program were used to reduce BPLP’s 2023 Unsecured Term Loan to $700.0 million.
On April 29, 2024, BPLP increased the current maximum borrowing amount under the 2021 Credit Facility from $1.815 billion to $2.0 billion. All other terms of the 2021 Credit Facility, including its maturity date of June 15, 2026, remain unchanged. BPLP had no borrowings under the 2021 Credit Facility as of May 2, 2024.

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.
This Quarterly Report on Form 10-Q, including the documents incorporated by reference, contain forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we are including this statement for purposes of complying with those safe harbor provisions, in each case, to the extent applicable. The forward-looking statements are contained principally, but not only, under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We caution investors that forward-looking statements are based on current beliefs, expectations of future events and assumptions made by, and information currently available to, our management. When used, the words “anticipate,” “believe,” “budget,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “should,” “will” and similar expressions that do not relate solely to historical matters are intended to identify forward-looking statements. These statements are subject to risks, uncertainties and assumptions and are not guarantees of future performance or occurrences, which may be affected by known and unknown risks, trends, uncertainties and factors that are, in some cases, beyond our control. If one or more of these known or unknown risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expressed or implied by the forward-looking statements. We caution you that, while forward-looking statements reflect our good-faith beliefs when we make them, they are not guarantees of future performance or occurrences and are impacted by actual events when they occur after we make such statements. Accordingly, investors should use caution in relying on forward-looking statements, which are based on results and trends at the time they are made, to anticipate future results or trends.
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to the impact of changes in general economic and capital market conditions, including continued inflation, increasing interest rates, supply chain disruptions, labor market disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior resulting from the severity and duration of any downturn in the U.S. or global economy, sustained changes in client preferences and space utilization, as well as the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of March 31, 2024) in the U.S. that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle, and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights, and general economic factors.
We believe the key competitive advantages for BXP are our commitment to the office asset class and to our clients as many competitors disinvest in the sector, a strong balance sheet with access to capital in the secured and unsecured debt and private equity markets, and one of the highest quality portfolios of premier workplaces in the

U.S. assembled over several decades of intentional development, acquisitions, and dispositions. Today, clients and their advisors are more focused than ever on these attributes for their building owners, which distinguishes BXP among its competitors.
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients that are diverse across market sectors.
This strategy is more valuable than ever as our clients are interested in premier workplaces in vibrant, amenitized, accessible and high demand workplaces to encourage more in-person work. This interest has resulted in the acceleration of flight to quality in the office industry. Over the past several years, BXP’s experience and performance has diverged from the larger market and media sentiment, as premier workplaces have outperformed the broader office market consistently and substantially. We believe this divergence validates our strategy and differentiates BXP from other office companies. Although overall leasing demand has still not returned to pre-pandemic levels, premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle, and Washington, DC) have consistently outperformed the broader office market in those CBDs since the first quarter of 2021 on several key metrics, including occupancy, net absorption levels and rental rates. This outperformance is evident in BXP’s portfolio where approximately 89% of our share of net operating income (“NOI”) comes from assets located in CBDs that are predominantly premier workplaces. These CBD assets are 91.0% occupied and 92.8% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with generally accepted accounting principles (“GAAP”)) as of the end of the first quarter of 2024. For a detailed discussion of our share of NOI, including the reasons management believes the metric is useful to investors and a reconciliation to the most comparable GAAP measure, see page 31.
As of March 31, 2024, the weighted-average remaining lease term (1) for our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.6 years, and (2) for our 20 largest clients, based on square feet, was approximately 10.4 years.
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
Outlook
Two of the most significant external forces impacting BXP’s performance are interest rates and corporate earnings. We believe lower interest rates would improve our cost of capital, spark more transaction activity and investment opportunities in our sector, reduce the cost of new development and be a tailwind for our client’s earnings growth. Greater corporate earning would, in turn, likely encourage our clients to increase their office space requirements. However, with inflation increasing at greater than expected rates, the Federal Reserve has stated that it expects to delay interest rate cuts.
Our clients generally do not hire new employees and increase their office space requirements unless their earnings are growing or they are in need of additional employees to grow their earnings. From 2011 to present, S&P 500 earnings grew around 12% per year, but in 2023 the growth rate was 0% and in 2022 it was 5%. Though the U.S. economy is growing, and unemployment remains low, only approximately 7% of the jobs created in the first quarter of 2024 were in office using categories compared to the long-term average of over 25%. Growth in S&P 500 earnings are projected to be 11% to 13% per annum over the next two years, which should be constructive to BXP’s leasing activity. Many technology clients, a critically important sector that drove space demand following the Great Financial Crisis, overcommitted to space during the pandemic which has exacerbated the supply-demand imbalance. Over the longer term, we expect earnings at technology companies will grow and they will begin to absorb the available supply.

Although remote work continues to be a factor restraining demand for office space, we believe economic conditions are the primary driver of leasing activity. As overall earnings growth for our clients and potential clients improves, it should lead to employment growth and demand for office space over time. However, we are not counting on a near-term market recovery to maintain BXP’s occupancy. Our leasing, construction and property management teams will lean on our operating prowess to gain new clients and market share as clients choose premier workplaces that are in sound financial condition for their office space.
The evolving operating environment impacts various aspects of our operating activities as:
•labor market conditions shift, which has gradually increased employer demand for mandatory in-person workdays;
•volatility in the capital markets has led companies to be more reticent in their capital outlays, including capital required for leasing new space;
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
In light of the uncertain trajectory of the U.S. and global economies, we believe we continue to position BXP for success by increasing liquidity, managing our leverage, pursuing additional capital raising opportunities and maintaining discipline in discretionary capital expenditures, while continuing to selectively invest (including through both acquisitions and developments) in premier workplace opportunities. We remain focused on the following strategies:
•continuing to embrace our leadership position in the premier workplace segment and leveraging our strength in portfolio quality, client relationships, development skills, market penetration and sustainability to profitably build market share;
•leasing available space in our in-service and development properties, as well as proactively focusing on future lease expirations;
•completing the construction and leasing of our development properties;
•pursuing attractive asset class adjacencies where we have a track record of success, such as life sciences and residential development;
•continuing to raise the bar in the quality of our portfolio and actively recycling capital by selling assets, subject to market conditions, which have been, and may continue to be, negatively impacted by a slowdown in the capital markets, elevated interest rates, and the limited availability of private market debt financing;
•actively managing our operations in a sustainable and responsible manner; and
•prioritizing risk management by actively managing liquidity, investing more extensively with joint venture partners to manage our debt levels, and being highly selective in new investment commitments.
The following is an overview of leasing and investment activity in the first quarter of 2024 and recent business highlights.
Leasing Activity and Occupancy
The macroeconomic environment has resulted in softening demand in all of our markets. While property tours continue and leases under negotiation move forward, there is less urgency from clients to make new commitments. Potential clients touring space acknowledge that economic uncertainty is impacting space decisions. Also impacting clients decisions are the building quality as well as the financial stability and long-term commitment of their building owners, both strong competitive advantages for BXP.
In the first quarter of 2024, we executed 61 leases totaling approximately 900,000 square feet with a weighted-average lease term of approximately 11.6 years, compared to approximately 660,500 square feet of leases executed in the first quarter of 2023 with a weighted-average lease term of approximately 7.7 years.
BXP’s CBD portfolio of premier workplaces was 91.0% occupied and 92.8% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) at March 31, 2024.

Approximately 89% of our share of NOI comes from assets located in our CBD portfolio, underscoring the strength of BXP’s strategy to invest in the highest quality buildings in dynamic urban gateway markets. For a detailed discussion of our share of NOI, including the reasons management believes the metric is useful to investors and a reconciliation to the most comparable GAAP measure, see page 31.
The overall occupancy of our in-service office and retail properties was 88.2% at March 31, 2024, a decrease of 20 basis points from December 31, 2023. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP. Including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP, our in-service office and retail properties were approximately 89.9% leased at March 31, 2024.
Investment Activity
We remain in active pursuit of opportunities in our core markets and asset types with primarily two types of counterparties: lenders to highly leveraged assets that require recapitalization and institutional owners seeking to diversify from the office asset class. To date, there has been limited market transaction activity for higher-quality office assets. With lenders, there are fewer premier workplaces that are struggling with leverage, and in the few cases involving premier workplaces, lenders are generally electing to extend loans to borrowers who agree to invest modestly in their assets. Institutional owners are less interested in selling their higher quality assets, and there remains a material bid-ask spread given assets have in most cases not been marked down to market clearing levels. Notwithstanding these current challenges, our expectations are that transactions and our investment activity will increase in coming quarters given the volume of maturing financings, continued mark downs in institutional portfolios and prolonged high interest rates. We also have interest from institutional investors in co-investing with us for select opportunities.
Consistent with this strategy, on January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue located in Washington, DC for a purchase price of $10.0 million and recorded a gain on consolidation of approximately $21.8 million. This transaction was sparked by our partner’s election to reduce their exposure to the office sector, and we agreed to purchase their interest on attractive terms. The property is encumbered by an approximately $207.1 million mortgage debt, at acquisition, which bears interest at 3.61% per annum and matures on January 5, 2025. Following the acquisition, we modified the mortgage loan to provide for two loan extension options totaling five years of additional term, each subject to certain conditions. The first loan extension option is for four years at a fixed interest rate of 5.0% per annum. We also extended an approximately 200,000 square foot lease with the anchor client through 2042 after the acquisition. 901 New York Avenue is a premier workplace consisting of approximately 524,000 net rentable square feet.
Also, on March 21, 2024, we completed the previously announced sale of a 45% interest in 290 Binney Street, a life sciences development located in Kendall Square in Cambridge, Massachusetts, to an institutional investor. The institutional investor’s investment in 290 Binney Street will reduce our share of the project’s estimated development spend over time by approximately $533.5 million, including $141.8 million that was funded at closing. The consummation of this joint venture completed the institutional investor’s two-building investment in Cambridge, Massachusetts with a gross valuation of approximately $1.66 billion or $2,050 per square foot. The properties, 290 Binney Street and 300 Binney Street, total 802,000 net rentable square feet and are 100% pre-leased. We retain a 55% interest in each joint venture and provide development, property management, and leasing services for the ventures.
As of March 31, 2024, our development/redevelopment pipeline consisted of 11 properties that, when completed, we expect will total approximately 3.2 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.6 billion, of which approximately $1.4 billion remains to be invested. The commercial space in the pipeline, which excludes the residential projects, was 54% pre-leased as of May 2, 2024.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. However, the asset sale market for all real estate asset classes has slowed dramatically while interest rates remain elevated and transaction volume for office assets continues to be minimal in the U.S.

A brief overview of each of our markets follows.
Boston
During the first quarter of 2024, we executed approximately 178,000 square feet of leases and approximately 435,000 square feet of leases commenced in the Boston region. Approximately 374,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 21.4% over the prior leases.
As of March 31, 2024, our approximately 8.3 million square foot Boston CBD in-service portfolio was approximately 94.7% occupied and approximately 95.9% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Our approximately 2.5 million square foot in-service premier workplace CBD portfolio in Cambridge was approximately 97.4% occupied and leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) as of March 31, 2024.
As of March 31, 2024, our Route 128-Mass Turnpike in-service portfolio is comprised of approximately 4.7 million square feet and was approximately 79.3% occupied and approximately 79.4% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property. As of March 31, 2024, our LA in-service properties were approximately 86.1% occupied and 87.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
New York
During the first quarter of 2024, we executed approximately 225,000 square feet of leases in the New York region and approximately 313,000 square feet of leases commenced. Approximately 269,000 square feet of the leases that commenced had been vacant for less than one year and they represent an increase in net rental obligations of approximately 10.5% over the prior leases. As of March 31, 2024, our New York CBD in-service portfolio was approximately 91.5% occupied and approximately 95% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
San Francisco
During the first quarter of 2024, we executed approximately 109,000 square feet of leases and approximately 175,000 square feet of leases commenced in the San Francisco region. Approximately 98,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 10.0% over the prior leases.
As of March 31, 2024, our San Francisco CBD in-service properties were approximately 86.6% occupied and approximately 87.4% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 769,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of March 31, 2024, these in-service properties were approximately 81.8% occupied and approximately 83.1% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Washington, DC
During the first quarter of 2024, we executed approximately 336,000 square feet of leases and approximately 438,000 square feet of leases commenced in the Washington, DC region. Approximately 256,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 4.7% over the prior leases.

As of March 31, 2024, our Washington, DC CBD in-service properties were approximately 86.7% occupied and approximately 88.9% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of March 31, 2024, our Reston CBD portfolio was approximately 93.7% occupied and approximately 95.6% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the three months ended March 31, 2024:

Three months ended March 31, 2024
(Square Feet)
Vacant space available at the beginning of the period	5,696,007
Vacant space from property dispositions/properties taken out of service (1)	(233,694)
Vacant space from properties placed (and partially placed) in-service (2)	44,652
Leases expiring or terminated during the period	1,684,796
Total space available for lease	7,191,761
1st generation leases	171,991
2nd generation leases with new clients	414,732
2nd generation lease renewals	846,432
Total space leased (3)	1,433,155
Vacant space available for lease at the end of the period	5,758,606

Leases executed during the period (4)	893,941

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,261,164
Weighted Average Lease Term	110 Months
Weighted Average Free Rent Period	93 Days
Total Transaction Costs Per Square Foot (6)	$79.32
Increase in Gross Rents (7)	6.78%
Increase in Net Rents (8)	9.62%
 __________________
(1)Total vacant square feet of properties taken out of service during the three months ended March 31, 2024 consists of 162,274 square feet at 1050 Winter Street and 71,420 square feet at 15825 Shady Grove Road.
(2)Total vacant square feet of properties placed (and partially placed) in-service during the three months ended March 31, 2024 consists of 44,652 square feet at 651 Gateway.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three months ended March 31, 2024.
(4)Represents leases executed during the three months ended March 31, 2024 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the three months ended March 31, 2024 is 354,567 square feet.
(5)Second generation leases are defined as leases for space that we have previously leased. Of the 1,261,164 square feet of second generation leases that commenced during the three months ended March 31, 2024, leases for 906,597 square feet were signed in prior periods.

(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 1,053,391 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2024; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase in net rent (gross rent less operating expenses) on the new versus expired leases on the 1,053,391 square feet of second generation leases that had been occupied within the prior 12 months for the three months ended March 31, 2024.
Transactions during the three months ended March 31, 2024 included the following:
Acquisition activity
•On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC. At acquisition, the total net equity acquired was $20.0 million, which includes $10.0 million in cash that we paid for the joint venture partner's 50% economic ownership interest in the joint venture. The property is subject to existing mortgage indebtedness of approximately $207.1 million (See Debt activities below). The acquisition resulted in us recording a gain upon consolidation of approximately $21.8 million, which is the difference between the fair value of the previously held equity method investment immediately prior to the consolidation of $10.0 million, less our costs basis of approximately $(11.8) million. The gain on consolidation is included within income (loss) from unconsolidated joint ventures in the Consolidated Statement of Operations. 901 New York Avenue is a premier workplace consisting of approximately 524,000 net rentable square feet.
Development activity
•On February 12, 2024, we commenced the development of a residential project at 121 Broadway Street in Cambridge, Massachusetts that is adjacent to our development projects at 290 Binney Street and 300 Binney Street. 121 Broadway will consist of 439 residential units aggregating approximately 492,000 net rentable square feet.
Impairment activity
•At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property located in Rockville, Maryland. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. Our estimated fair value was based on Level 3 inputs as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) and on a pending offer from a third party.
Lease activity
•On March 28, 2024, we entered into a 90-year air rights lease with the Massachusetts Department of Transportation for an approximately 61,000 square feet site at the parking garage located at 100 Clarendon Street and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”). The lease requires annual base rental payments of $250,000 until the commencement of construction, as defined in the lease. If we commence construction of a project on the site on or before August 1, 2028 then a final fixed rental payment is due in accordance with the lease at that time. After August 1, 2028, if we commence construction of a project on the site, then a final rental payment based on the then current fair market value will be due at that time. In addition, the lease requires annual payments of $500,000 through 2033 to fund maintenance and improvements to the Station. We have assumed that we will begin construction on the site on or before August 1, 2028. The incremental borrowing rate for this lease is 6.57% per annum. The net present value of the ground lease payments is approximately $23.2 million. We classify this lease as an operating lease. As a result, we recorded a Right of Use Assets – Operating Leases and Lease Liabilities – Operating Leases of approximately $23.9 million and $23.2 million, respectively, on our Consolidated Balance Sheets as of March 31, 2024. There were no lease costs for the period from March 28, 2024 through March 31, 2024.

Unconsolidated joint venture activities
•On January 2, 2024, a joint venture in which we have a 50% interest partially placed in-service 651 Gateway, an approximately 327,000 net rentable square foot laboratory/life sciences project in South San Francisco, California. The property is approximately 21% pre-leased as of May 2, 2024.
•On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million in cash (See Acquisition activity above). Prior to the acquisition, we had a 50% economic ownership interest in the joint venture and accounted for it under the equity method of accounting. The acquisition resulted in us having full ownership of the joint venture such that we now account for the assets, liabilities, and operations of it on a consolidated basis in our financial statements instead of under the equity method of accounting and as a result recognized a gain on consolidation of approximately $21.8 million.
•On February 6, 2024, a joint venture in which we own a 25% interest extended the maturity date of the loan collateralized by its 3 Hudson Boulevard property. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and matures on May 9, 2024. At the time of the extension, the loan had an outstanding balance totaling $80.0 million and was scheduled to mature on February 9, 2024. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
•On February 9, 2024, a joint venture in which we own a 50% interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. The construction loan had a total commitment amount of approximately $252.6 million. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus 1.35% per annum and matures on April 26, 2025. At the time of the extension, the loan had an outstanding balance totaling approximately $251.6 million and was scheduled to mature on April 26, 2024. 7750 Wisconsin Avenue is a premier workplace with approximately 736,000 net rentable square feet located in Bethesda, Maryland.
Debt activities
•On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue located in Washington, DC (See Acquisition activity and Unconsolidated joint venture activities above). The property is subject to existing mortgage indebtedness. At acquisition, the mortgage loan had an outstanding principal balance of approximately $207.1 million, bore interest at 3.61% per annum and was scheduled to mature on January 5, 2025. The mortgage loan was recorded at a fair value of approximately $198.7 million. On January 11, 2024, we modified the mortgage loan to provide for two extension options totaling five years of additional term, each subject to certain conditions.
•On February 1, 2024, BPLP repaid $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash and the $600.0 million proceeds from the mortgage loan entered into on October 26, 2023. The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
Noncontrolling interest activity
•On March 21, 2024, we completed the sale of a 45% interest in 290 Binney Street in Cambridge, Massachusetts.  The institutional investor funded approximately $97.2 million in cash at closing, which is less than 45% of the agreed upon carrying value of the property immediately prior to the transaction.  The institutional investor will fund all construction costs until its equity balance is proportionate to its ownership percentage, after which we and the institutional investor will fund the development project based on our respective ownership interests.  We retain a 55% ownership interest in the joint venture.  The transaction did not qualify as a sale of real estate for financial reporting purposes as we continue to effectively control the property and thus will continue to account for the property on a consolidated basis in our financial statements and no gain was recognized in the Consolidated Statements of Operations.  We provide customary development, property management and leasing services to the joint venture.  290 Binney Street is an approximately 566,000 net rentable square foot laboratory/life sciences development project located in Cambridge, Massachusetts.  The  development project is 100% pre-leased to a life sciences company.
Transactions completed subsequent to March 31, 2024 included the following:
•On April 5, 2024, we completed and fully placed in-service 760 Boylston Street, an approximately 118,000 net rentable square feet retail redevelopment located in Boston, Massachusetts.
•On April 16, 2024, BPLP provided notice to exercise its one-year extension option on its $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). BPLP anticipates effectuating the extension on or prior to the current May 16, 2024 maturity date. Upon effectiveness, the 2023 Unsecured Term Loan will mature on May 16, 2025. After making an approximately $500.0 million optional repayment on April 29, 2024, the 2023 Unsecured Term Loan has an outstanding principal balance of $700.0 million.
•On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500 million with varying maturities of up to one year. The notes will be sold in private placements and will rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under BPLP's unsecured revolving credit facility (the “2021 Credit Facility”). As of May 2, 2024, BPLP had $500.0 million outstanding under its commercial paper program that bears interest at a weighted-average rate of 5.58% per annum. Proceeds from the commercial paper program were used to reduce BPLP’s 2023 Unsecured Term Loan to $700.0 million.
•On April 29, 2024, BPLP increased the current maximum borrowing amount under the 2021 Credit Facility from $1.815 billion to $2.0 billion. All other terms of the 2021 Credit Facility, including its maturity date of June 15, 2026, remain unchanged. BPLP had no borrowings under the 2021 Credit Facility as of May 2, 2024.
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
Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting estimates. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2023.
Results of Operations for the Three Months Ended March 31, 2024 and 2023
Net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership increased approximately $2.0 million and $2.3 million, respectively, for the three months ended March 31, 2024 compared to 2023, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to Boston Properties, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended March 31, 2024 and 2023. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 51.

BXP

	Three months ended March 31,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties, Inc.	$79,883	$77,890	$1,993	2.56%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	9,500	9,078	422	4.65%
Noncontrolling interests in property partnerships	17,221	18,660	(1,439)	(7.71)%
Net Income	106,604	105,628	976	0.92%
Other Expenses:
Add:
Interest expense	161,891	134,207	27,684	20.63%
Impairment loss	13,615	—	13,615	100.00%
Other Income:
Less:
Unrealized gain on non-real estate investment	396	259	137	52.90%
Gains from investments in securities	2,272	1,665	607	36.46%
Interest and other income (loss)	14,529	10,941	3,588	32.79%
Income (loss) from unconsolidated joint ventures	19,186	(7,569)	26,755	353.48%
Other Expenses:
Add:
Depreciation and amortization expense	218,716	208,734	9,982	4.78%
Transaction costs	513	911	(398)	(43.69)%
Payroll and related costs from management services contracts	4,293	5,235	(942)	(17.99)%
General and administrative expense	50,018	55,802	(5,784)	(10.37)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,293	5,235	(942)	(17.99)%
Development and management services revenue	6,154	8,980	(2,826)	(31.47)%
Net Operating Income	$508,820	$491,006	$17,814	3.63%

BPLP

	Three months ended March 31,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$91,080	$88,830	$2,250	2.53%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	17,221	18,660	(1,439)	(7.71)%
Net Income	108,301	107,490	811	0.75%
Other Expenses:
Add:
Interest expense	161,891	134,207	27,684	20.63%
Impairment loss	13,615	—	13,615	100.00%
Other Income:
Less:
Unrealized gain on non-real estate investment	396	259	137	52.90%
Gains from investments in securities	2,272	1,665	607	36.46%
Interest and other income (loss)	14,529	10,941	3,588	32.79%
Income (loss) from unconsolidated joint ventures	19,186	(7,569)	26,755	353.48%
Other Expenses:
Add:
Depreciation and amortization expense	217,019	206,872	10,147	4.90%
Transaction costs	513	911	(398)	(43.69)%
Payroll and related costs from management services contracts	4,293	5,235	(942)	(17.99)%
General and administrative expense	50,018	55,802	(5,784)	(10.37)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,293	5,235	(942)	(17.99)%
Development and management services revenue	6,154	8,980	(2,826)	(31.47)%
Net Operating Income	$508,820	$491,006	$17,814	3.63%
At March 31, 2024 and 2023, we owned or had joint venture interests in a portfolio of 187 and 192 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three months ended March 31, 2024 and 2023 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, Development or Redevelopment or Sold Portfolios.
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
NOI is a non-GAAP financial measure equal to net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains from investments in securities, interest and other income (loss), income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Depreciation expense may differ between BXP and BPLP as a result of previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of limited partnership interest of BPLP (“OP Units”). This accounting resulted in a step-up of the real estate assets at BXP that was allocated to certain properties. The difference between the real estate assets of BXP as compared to BPLP for certain properties having an allocation of the real estate step-up will result in a corresponding difference in depreciation expense when those properties are sold. For additional information see the Explanatory Note that follows the cover page of this Quarterly Report on Form 10-Q.
Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 130 properties totaling approximately 40.8 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2023 and owned and in-service through March 31, 2024. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2023 or disposed of on or prior to March 31, 2024. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended March 31, 2024 and 2023 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold. We did not sell any properties during the three months ended March 31, 2024 and 2023.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Total Property Portfolio
	2024	2023	Increase/ (Decrease)	% Change	2024	2023	2024	2023	2024	2023	2024	2023	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$736,512	$740,069	$(3,557)	(0.48)%	$25,500	$—	$12,436	$5,014	$242	$417	$774,690	$745,500	$29,190	3.92%
Termination Income	1,810	195	1,615	828.21%	189	—	—	—	—	—	1,999	195	1,804	925.13%
Lease Revenue	738,322	740,264	(1,942)	(0.26)%	25,689	—	12,436	5,014	242	417	776,689	745,695	30,994	4.16%
Parking and Other Revenue	28,434	23,339	5,095	21.83%	2,512	—	487	127	—	(3)	31,433	23,463	7,970	33.97%
Total Rental Revenue (1)	766,756	763,603	3,153	0.41%	28,201	—	12,923	5,141	242	414	808,122	769,158	38,964	5.07%
Real Estate Operating Expenses	292,630	280,084	12,546	4.48%	9,577	—	4,963	1,727	1,301	4,034	308,471	285,845	22,626	7.92%
Net Operating Income (Loss), Excluding Residential and Hotel	474,126	483,519	(9,393)	(1.94)%	18,624	—	7,960	3,414	(1,059)	(3,620)	499,651	483,313	16,338	3.38%
Residential Net Operating Income (2)	6,998	6,263	735	11.74%	—	—	—	—	—	—	6,998	6,263	735	11.74%
Hotel Net Operating Income (2)	2,171	1,430	741	51.82%	—	—	—	—	—	—	2,171	1,430	741	51.82%
Net Operating Income (Loss)	$483,295	$491,212	$(7,917)	(1.61)%	$18,624	$—	$7,960	$3,414	$(1,059)	$(3,620)	$508,820	$491,006	$17,814	3.63%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 51. Residential Net Operating Income for the three months ended March 31, 2024 and 2023 is comprised of Residential Revenue of $12,684 and $11,726 less Residential Expenses of $5,686 and $5,463, respectively. Hotel Net Operating Income for the three months ended March 31, 2024 and 2023 is comprised of Hotel Revenue of $8,186 and $8,101 less Hotel Expenses of $6,015 and $6,671, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio decreased by approximately $3.6 million for the three months ended March 31, 2024 compared to 2023. The decrease was a result of our average occupancy decreasing from 90.2% to 89.3%, resulting in a decrease of approximately $7.1 million, partially offset by our average revenue per square foot increasing by approximately $0.25, contributing approximately $3.5 million.
Termination Income
Termination income increased by approximately $1.6 million for the three months ended March 31, 2024 compared to 2023.
Termination income for the three months ended March 31, 2024 related to ten clients across the Same Property Portfolio and totaled approximately $1.8 million, which was primarily related to clients that terminated leases early in San Francisco, California.
Termination income for the three months ended March 31, 2023 related to seven clients across the Same Property Portfolio and totaled approximately $0.2 million, which was primarily related to clients that terminated leases early in New York City.
Parking and Other Revenue
Parking and other revenue increased by approximately $5.1 million for the three months ended March 31, 2024 compared to 2023. Parking and other revenue increased by approximately $0.5 million and $4.6 million, respectively. The increase in other revenue was primarily associated with the View Boston observatory, which was completed and placed in-service on June 1, 2023.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $12.5 million, or 4.5%, for the three months ended March 31, 2024 compared to 2023, due primarily to increases in repairs and maintenance of approximately $3.7 million, or 8.4%, and other real estate operating expenses of approximately $4.9 million, or 2.1%. The increase in repairs and maintenance was primarily in Boston. In addition, there was approximately $3.9 million related to the marketing and operating expenses associated with the View Boston observatory, which was completed and placed in-service on June 1, 2023.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2023 and March 31, 2024. Rental revenue and real estate operating expenses increased by approximately $28.2 million and $9.6 million, respectively, for the three months ended March 31, 2024 compared to 2023, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2024	2023	Change	2024	2023	Change
			(dollars in thousands)
Santa Monica Business Park (1)	December 14, 2023	1,182,696	$20,401	$—	$20,401	$6,569	$—	$6,569
901 New York Avenue	January 8, 2024	523,939	7,800	—	7,800	3,008	—	3,008
		1,706,635	$28,201	$—	$28,201	$9,577	$—	$9,577
______________
(1)Rental revenue for the three months ended March 31, 2024 includes approximately $0.2 million of termination income.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2023 and March 31, 2024. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $7.8 million and $3.2 million, respectively, for the three months ended March 31, 2024 compared to 2023, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2024	2023	Change	2024	2023	Change
				(dollars in thousands)
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	$7,924	$5,141	$2,783	$2,721	$1,727	$994
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	1,925	—	1,925	592	—	592
180 CityPoint	Third Quarter, 2023	N/A	329,000	3,074	—	3,074	1,389	—	1,389
103 CityPoint	Fourth Quarter, 2023	N/A	113,000	—	—	—	261	—	261
			1,022,015	$12,923	$5,141	$7,782	$4,963	$1,727	$3,236
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2023 and March 31, 2024. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $0.2 million and $2.7 million, respectively, for the three months ended March 31, 2024 compared to 2023, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced or Held for Development / Redevelopment	Square Feet	2024	2023	Change	2024	2023	Change
			(dollars in thousands)
105 Carnegie Center (1)	November 30, 2022	73,000	$—	$—	$—	$155	$—	$155
Kendall Center Blue Parking Garage (2)	January 4, 2023	N/A	—	25	(25)	—	2,277	(2,277)
300 Binney Street	January 30, 2023	236,000	—	(900)	900	—	117	(117)
Shady Grove Innovation District (3)	March 31, 2023	184,000	(45)	631	(676)	292	402	(110)
Lexington Office Park (3)	March 31, 2023	167,000	257	629	(372)	417	611	(194)
1050 Winter Street (3)	March 31, 2024	162,000	30	29	1	437	627	(190)
		822,000	$242	$414	$(172)	$1,301	$4,034	$(2,733)
______________
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
(3)A portion of Shady Grove Innovation District, Lexington Office Park and 1050 Winter Street are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment. This portion of Shady Grove Innovation District is comprised of three buildings, 2092 and 2098 Gaither Road and 15825 Shady Grove Road that were taken out of service between March 31, 2023 and March 31, 2024.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.7 million for the three months ended March 31, 2024 compared to 2023.
The following reflects our occupancy and rate information for our residential same properties for the three months ended March 31, 2024 and 2023.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)
Proto Kendall Square	$3,154	$3,002	5.1%	$5.79	$5.52	4.9%	94.9%	95.4%	(0.5)%	94.4%	94.8%	(0.4)%
The Lofts at Atlantic Wharf	$4,257	$4,428	(3.9)%	$4.70	$4.91	(4.3)%	95.0%	95.4%	(0.4)%	94.5%	95.4%	(0.9)%
Signature at Reston	$2,774	$2,677	3.6%	$2.85	$2.77	2.9%	95.5%	93.7%	1.9%	95.5%	93.1%	2.6%
The Skylyne	$3,478	$3,445	1.0%	$4.37	$4.38	(0.2)%	87.9%	91.5%	(3.9)%	86.7%	89.3%	(2.9)%
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
(3)Average Economic Occupancy is defined as (1) total possible revenue less vacancy loss divided by (2) total possible revenue, expressed as a percentage. Total possible revenue is determined by valuing average occupied units at contract rates and average vacant units at Market Rents. Vacancy loss is determined by valuing vacant units at current Market Rents. By measuring vacant units at their Market Rents, Average Economic Occupancy takes into account the fact that units of different sizes and locations within a residential property have different economic impacts on a residential property’s total possible gross revenue. “Market Rents” used by us in calculating Average Economic Occupancy are based on the current market rates set by the managers of our residential properties based on their experience in renting their residential property’s units and publicly available market data. Actual market rents and trends in such rents for a region as reported by others may vary materially from Market Rents used by us. Market Rents for a period are based on the average Market Rents during that period and do not reflect any impact for cash concessions.
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $2.2 million for the three months ended March 31, 2024, representing an increase of approximately $0.7 million compared to the three months ended March 31, 2023.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended March 31, 2024 and 2023.

	2024	2023	Change (%)
Occupancy	71.0%	61.3%	15.8%
Average daily rate	$254.86	$261.52	(2.5)%
REVPAR	$181.05	$160.41	12.9%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $2.8 million for the three months ended March 31, 2024 compared to 2023. Development services revenue and management services revenue decreased by approximately $1.2 million and $1.6 million, respectively. The decrease in development services revenue was primarily related to a decrease in fees associated with a tenant improvement project in New York City. The decrease in management services revenue was primarily related to a decrease in property and asset management fees earned from an unconsolidated joint venture in the Los Angeles region which we acquired the joint venture partner’s interest in December 2023.
General and Administrative Expense
General and administrative expense decreased by approximately $5.8 million for the three months ended March 31, 2024 compared to 2023 primarily due to a decrease in compensation expense of approximately $6.1 million, partially offset by an approximately $0.3 million increase in other general and administrative expenses. The decrease in compensation expense related to an approximately $6.7 million decrease in other compensation expenses partially offset by an approximately $0.6 million increase in the value of our deferred compensation plan.

Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended March 31, 2024 and 2023 were approximately $4.1 million and $4.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.4 million for the three months ended March 31, 2024 compared to 2023 due primarily to decreased costs incurred in connection with the pursuit and formation of new joint ventures during the three months ended March 31, 2023, that did not recur in 2024. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $10.0 million for the three months ended March 31, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$198,939	$193,775	$5,164
Properties Acquired Portfolio	14,141	—	14,141
Properties Placed In-Service Portfolio	5,075	1,783	3,292
Properties in or Held for Development or Redevelopment Portfolio (1)	561	13,176	(12,615)
	$218,716	$208,734	$9,982
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
BPLP
Depreciation and amortization expense increased by approximately $10.1 million for the three months ended March 31, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended March 31,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$197,242	$192,093	$5,149
Properties Acquired Portfolio	14,141	—	14,141
Properties Placed In-Service Portfolio	5,075	1,783	3,292
Properties in or Held for Development or Redevelopment Portfolio (1)	561	12,996	(12,435)
	$217,019	$206,872	$10,147
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the three months ended March 31, 2024 compared to 2023, income (loss) from unconsolidated joint ventures increased by approximately $26.8 million primarily due to an approximately $21.8 million gain on consolidation related to the acquisition of our joint venture partner’s economic interest in the joint venture that owns 901 New York Avenue during the three months ended March 31, 2024 (See Note 5 to the Consolidated Financial Statements).
Interest and Other Income (Loss)
Interest and other income (loss) increased by approximately $3.6 million for the three months ended March 31, 2024 compared to 2023, due primarily to an increase in interest income from increased interest earned on our deposits.
Gains from Investments in Securities
Gain from investments in securities for the three months ended March 31, 2024 and 2023 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended March 31, 2024 and 2023, we recognized gains of approximately $2.3 million and $1.7 million, respectively, on these investments. By comparison, our general and administrative expense increased by approximately $2.3 million and $1.7 million during the three months ended March 31, 2024 and 2023, respectively, as a result of increases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.

Unrealized Gain on Non-Real Estate Investment
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, for the three months ended March 31, 2024 and 2023, we recognized an unrealized gain of approximately $0.4 million and $0.3 million, respectively, due to the observable changes in the fair value of the investments.
Impairment Loss
At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property located in Rockville, Maryland. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. Our estimated fair value was based on Level 3 inputs as defined in ASC 820 and on a pending offer from a third party.
Interest Expense
Interest expense increased by approximately $27.7 million for the three months ended March 31, 2024 compared to 2023, as detailed below.

Component	Change in interest expense for the three months ended March 31, 2024 compared to March 31, 2023
(in thousands)
Increases to interest expense due to:
New mortgage loan financings (1)	$20,598
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	12,227
Increase in interest due to finance leases	2,291
Decrease in capitalized interest related to development projects	1,262
Amortization expense of financing fees	481
Total increases to interest expense	36,859
Decreases to interest expense due to:
Repayment of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(4,471)
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(3,991)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net	(709)
Other interest expense (excluding senior notes)	(4)
Total decreases to interest expense	(9,175)
Total change in interest expense	$27,684
______________
(1) Consists of the mortgage loan collateralized by the 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts, and the mortgage loan and fair value debt and swap adjustments for Santa Monica Business Park located in Santa Monica, California and 901 New York Avenue in Washington, DC (See Note 6 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended March 31, 2024 and 2023 was approximately $9.4 million and $10.6 million, respectively. These costs are not included in the interest expense referenced above.

At March 31, 2024, our variable rate debt consisted of (1) BPLP’s $1.815 billion 2021 Credit Facility, (2) BPLP’s $1.2 billion 2023 Unsecured Term Loan and (3) $900 million of mortgage notes collateralized by Santa Monica Business Park and our 325 Main Street, 355 Main Street, 90 Broadway and Kendall Center Green Garage properties. As of March 31, 2024, the 2021 Credit Facility did not have a balance outstanding. The other variable rate debt has all been hedged with interest rates swaps to fix SOFR for all, or a portion of the applicable debt term. For a summary of our consolidated debt as of March 31, 2024 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $1.4 million for the three months ended March 31, 2024 compared to 2023, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended March 31,
	2024	2023	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$2,849	$2,403	$446
Times Square Tower	5,282	5,683	(401)
601 Lexington Avenue (1)	2,103	4,011	(1,908)
100 Federal Street	2,901	2,812	89
Atlantic Wharf Office Building	4,071	3,751	320
343 Madison Avenue (2)	—	—	—
300 Binney Street (3)	5	—	5
290 Binney Street (4)	10	—	10
	$17,221	$18,660	$(1,439)
_______________
(1)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(2)Property is held for future development.
(3)Property is currently under redevelopment.
(4)Property is currently in development (See Note 9 to the Consolidated Financial Statements).
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $0.4 million for the three months ended March 31, 2024 compared to 2023 due primarily to an increase in allocable income. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations and balloon payments on maturing debt, including the $700.0 million outstanding on the 2023 Unsecured Term Loan, the maturity date of which we intend to extend to May 16, 2025, $850.0 million of 3.200% unsecured senior notes due January 15, 2025 and amounts that become due under BPLP’s commercial paper program;
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
•cash and cash equivalent balances;
•borrowings under BPLP’s 2021 Credit Facility, unsecured term loans, short-term bridge facilities and construction loans;
•long-term secured and unsecured indebtedness (including unsecured exchangeable indebtedness);
•sales of real estate and interests in joint ventures owning real estate;
•private equity sources, including institutional investors; and
•issuances of BXP equity securities and/or preferred or common units of partnership interests in BPLP.
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development/redevelopment properties primarily with our available cash balances, funding from institutional private equity partners, construction loans, unsecured term loans, and proceeds from possible asset sales, BPLP’s 2021 Credit Facility and BPLP's commercial paper program. We use BPLP’s 2021 Credit Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness and meet short-term development and working capital needs. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the project is owned by a joint venture, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction/redevelopment as of March 31, 2024 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at March 31, 2024 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
360 Park Avenue South (71% ownership) (Redevelopment)	Q4 2025	New York, NY	1	450,000	$332,077	$418,300	$156,470	$156,470	$86,223	23%
Reston Next Office Phase II	Q4 2025	Reston, VA	1	90,000	40,956	61,000	—	—	20,044	4%
Total Office Properties under Construction/Redevelopment			2	540,000	373,033	479,300	156,470	156,470	106,267	20%

Laboratory/Life Sciences
103 CityPoint	Q4 2025	Waltham, MA	1	113,000	89,274	115,100	—	—	25,826	—%	(6)
180 CityPoint	Q3 2025	Waltham, MA	1	329,000	224,356	290,500	—	—	66,144	43%	(7)
300 Binney Street (55% ownership) (Redevelopment)	Q1 2025	Cambridge, MA	1	236,000	5,211	112,900	—	—	107,689	100%	(8)
651 Gateway (50% ownership) (Redevelopment)	Q4 2025	South San Francisco, CA	1	327,000	116,103	167,100	—	—	50,997	21%	(9)
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	566,000	205,977	508,000	—	—	302,023	100%	(10)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			5	1,571,000	640,921	1,193,600	—	—	552,679	64%

Residential
Skymark - Reston Next Residential (508 units) (20% ownership)	Q2 2026	Reston, VA	1	417,000	36,744	47,700	28,000	18,153	1,109	3%
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	492,000	45,891	597,800	—	—	551,909	—%
Total Residential Property under Construction			2	909,000	82,635	645,500	28,000	18,153	553,018	1%

Retail
760 Boylston Street (Redevelopment)	Q2 2024	Boston, MA	1	118,000	33,051	43,800	—	—	10,749	100%
Reston Next Retail	Q4 2025	Reston, VA	1	33,000	22,809	26,600	—	—	3,791	—%
Total Retail Properties under Construction/Redevelopment			2	151,000	55,860	70,400	—	—	14,540	78%

Total Properties under Construction/Redevelopment			11	3,171,000	$1,152,449	$2,388,800	$184,470	$174,623	$1,226,504	54%	(11)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through March 31, 2024.
(3)Includes approximately $73.6 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $73.6 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of May 2, 2024, including leases with future commencement dates.
(6)As of March 31, 2024, this property was 4% placed in-service.
(7)As of March 31, 2024, this property was 46% placed in-service.
(8)The institutional investor funded approximately $212.9 million at closing for its investment in 300 Binney Street. We withdrew approximately $212.9 million at closing and will fund all future costs of the project.

(9)As of March 31, 2024, this property was 14% placed in-service.
(10)On March 21, 2024, we completed the sale of a 45% interest in 290 Binney Street (See Note 9 to the Consolidated Financial Statements). The project budget reflects our 55% share of joint venture costs related to 290 Binney Street.  We have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $40.5 million for the vault as of March 31, 2024.
(11)Percentage leased excludes the residential properties.

Lease revenue (which includes reimbursement of operating expenses from clients, if any), other income from operations, available cash balances, proceeds from mortgage financings, offerings of unsecured indebtedness and BPLP's commercial paper program, draws on BPLP’s 2021 Credit Facility, and funding from institutional private equity partners are the principal sources of capital that we use to fund operating expenses, debt service, development and redevelopment activities, maintenance and repositioning capital expenditures, tenant improvements and the minimum distribution required to enable BXP to maintain its REIT qualification. We seek to maximize income from our existing properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing client turnover and controlling operating expenses. Our sources of revenue also include third-party fees generated by our property management, leasing, development and construction businesses, interest earned on cash deposits and, from time to time, the sale of assets. We believe these sources of capital will continue to provide the funds necessary for our short-term liquidity needs. Material adverse changes in one or more sources of capital may adversely affect our net cash flows.
We expect our primary uses of capital over the next twelve months will be to fund our current and committed development and redevelopment projects, repay debt maturities (as discussed below), make interest payments on our outstanding indebtedness, and satisfy our REIT distribution requirements.
As of March 31, 2024, we had 11 properties under development or redevelopment. Our share of the estimated total investment for these projects is approximately $2.6 billion, of which approximately $1.4 billion remains to be funded primarily with equity through 2027. On April 5, 2024, we completed and fully placed into service 760 Boylston Street, an approximately 118,000 net rentable square foot retail redevelopment located in Boston, Massachusetts.
During the first quarter of 2024, we further strengthened our balance sheet through sourcing additional liquidity and reducing our debt obligations. Notable transactions include:
•On February 1, 2024, BPLP repaid at maturity its 3.800% unsecured senior notes at par utilizing the proceeds from a $600.0 million mortgage loan entered into on October 26, 2023 and available cash. The repayment price was approximately $713.3 million, which included the stated principal of $700 million plus approximately $13.3 million of accrued and unpaid interest.
•On April 16, 2024, BPLP provided notice to exercise its one-year extension option on its 2023 Unsecured Term Loan. BPLP anticipates effectuating the extension on or prior to the current May 16, 2024 maturity date. Upon effectiveness, the 2023 Unsecured Term Loan will mature on May 16, 2025. After making an approximately $500.0 million optional repayment on April 29, 2024 with the proceeds from BPLP's commercial paper program, the 2023 Unsecured Term Loan has an outstanding principal balance of $700.0 million.
•On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. The notes will be sold in private placements and will rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under the 2021 Credit Facility. As of May 2, 2024, BPLP had $500.0 million outstanding under the commercial paper program that bears interest at a weighted-average rate of 5.58% per annum.
•On April 29, 2024, BPLP increased the current maximum borrowing amount under the 2021 Credit Facility from $1.815 billion to $2.0 billion. All other terms of the 2021 Credit Facility, including its maturity date of June 15, 2026, remain unchanged. BPLP had no borrowings under the 2021 Credit Facility as of May 2, 2024.
Our consolidated debt maturities through May 2025 include (1) $850.0 million aggregate principal amount of BPLP’s 3.200% unsecured senior notes due January 15, 2025, (2) $700.0 million 2023 Unsecured Term Loan that matures on May 16, 2025 upon effectiveness of our extension option, (3) approximately $202.2 million of mortgage debt secured by our 901 New York Avenue property located in Washington, DC maturing on January 5, 2025 (unless we exercise a four-year extension option, subject to certain conditions) and (4) amounts that become due under BPLP’s commercial paper program.
As of March 31, 2024, our unconsolidated joint venture portfolio have approximately $469.0 million (our share) of debt maturing through May 2, 2025. We expect to fund the foregoing debt maturities using available cash balances, proceeds from asset sales, draws on BPLP’s 2021 Credit Facility, proceeds from BPLP’s commercial paper program, secured debt or unsecured debt, or both. We expect our net interest expense will increase in 2024 compared to 2023 primarily due to higher interest rates on outstanding debt and debt that we refinance, the impact of non-cash interest charges related to recent acquisitions, which included the assumption of below market debt, and lower interest income as we use cash balances to repay debt and fund our development pipeline.
As of May 2, 2024, we had available cash of approximately $502.5 million (of which approximately $125.9 million is attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $2.0 billion available under BPLP’s 2021 Credit Facility, of which $500.0 million is being used as a backstop for the commercial paper program, and our available cash, as of May 2, 2024, are sufficient to fund our remaining capital needs on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $766.6 million and $964.3 million at March 31, 2024 and 2023, respectively, representing a decrease of approximately $197.6 million. The following table sets forth changes in cash flows:

	Three months ended March 31,
	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$197,595	$234,010	$(36,415)
Net cash used in investing activities	(286,619)	(285,592)	(1,027)
Net cash (used in) provided by financing activities	(756,909)	279,052	(1,035,961)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.6 years as of March 31, 2024, with occupancy rates historically in the range of 88% to 92%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the three months ended March 31, 2024 and March 31, 2023 is detailed below:

	Three months ended March 31,
	2024	2023
	(in thousands)
Construction in progress (1)	$(181,636)	$(119,682)
Building and other capital improvements	(32,087)	(39,100)
Tenant improvements	(53,377)	(67,175)
Acquisition of real estate (net of cash received upon consolidation) (2)	6,086	—
Capital contributions to unconsolidated joint ventures (3)	(26,457)	(60,745)
Investment in non-real estate investments	—	(733)
Issuance of note receivables (including related party)	(573)	—
Investments in securities, net	1,425	1,843
Net cash used in investing activities	$(286,619)	$(285,592)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the three months ended March 31, 2024 included ongoing expenditures associated with 180 CityPoint and 103 CityPoint that were partially placed in-service during 2023. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II, 760 Boylston Street, 290 Binney Street, 300 Binney Street and 121 Broadway.
Construction in progress for the three months ended March 31, 2023 included ongoing expenditures associated with 2100 Pennsylvania Avenue, which was partially placed in-service during the three months ended March 31, 2023. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, View Boston observatory at The Prudential Center, 103 CityPoint, Reston Next Office Phase II, 140 Kendrick Street Building A, 760 Boylston Street, 105 Carnegie Center, 290 Binney Street and 300 Binney Street.
(2)On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million and we acquired net working capital, including cash and cash equivalents of approximately $16.1 million.
(3)Capital contributions to unconsolidated joint ventures for the three months ended March 31, 2024 consisted primarily of cash contributions of approximately $9.9 million, $6.7 million and $5.7 million to our Gateway Commons, 360 Park Avenue South and Platform 16 joint ventures, respectively.

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
Cash used by financing activities for the three months ended March 31, 2024 totaled approximately $756.9 million. This amount consisted primarily of the repayment of BPLP’s $700 million in aggregate principal amount of its 3.800% unsecured senior notes due February 1, 2024 and payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships, partially offset by the approximately $97.2 million from the sale of a 45% interest in 290 Binney Street in Cambridge, Massachusetts. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	March 31, 2024
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	157,049	157,049	$10,256,870
Common Operating Partnership Units	19,159	19,159	1,251,274	(2)
Total Equity		176,208	$11,508,144

Consolidated Debt			$15,362,324
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,373,986
Subtract:
Partners’ share of Consolidated Debt (4)			1,360,873
BXP’s Share of Debt			$15,375,437

Consolidated Market Capitalization			$26,870,468
BXP’s Share of Market Capitalization			$26,883,581
Consolidated Debt/Consolidated Market Capitalization			57.17%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			57.19%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on March 28, 2024 of $65.31.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2021 MYLTIP Units) but excludes the 2022 - 2024 MYLTIP Units because the three-year performance periods had not ended as of March 31, 2024.
(3)See page 73 for additional information.
(4)See page 71 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on March 28, 2024, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
(i)     the number of outstanding shares of common stock of BXP,

(ii)     the number of outstanding OP Units in BPLP (excluding OP Units held by BXP),
(iii)     the number of OP Units issuable upon conversion of all outstanding LTIP Units, assuming all conditions have been met for the conversion of the LTIP Units, and
(iv)     the number of OP Units issuable upon conversion of 2012 OPP Units, and 2013 - 2021 MYLTIP Units that were issued in the form of LTIP Units.
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2022 - 2024 MYLTIP Units are not included in this calculation as of March 31, 2024.
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
Debt Financing
As of March 31, 2024, we had approximately $15.4 billion of outstanding consolidated indebtedness, representing approximately 57.17% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.8 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.91% per annum and maturities in 2025 through 2034, (2) $4.4 billion (net of deferred financing fees and fair value interest adjustments) of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.22% per annum and a weighted-average term of 4.2 years and (3) $1.2 billion outstanding under BPLP’s 2023 Unsecured Term Loan that matures on May 16, 2024 (See Note 14 to the Consolidated Financial Statements).
The table below summarizes the aggregate carrying value of our outstanding indebtedness, as well as Consolidated Debt Financing Statistics at March 31, 2024 and March 31, 2023.

	March 31,
	2024	2023
	(dollars in thousands)
Debt Summary:
Balance
Mortgage notes payable, net	$4,368,367	$3,273,553
Unsecured senior notes, net	9,794,527	10,240,967
Unsecured line of credit	—	—
Unsecured term loan, net	1,199,430	1,194,916
Consolidated Debt	15,362,324	14,709,436
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,373,986	1,604,852
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	1,360,873	1,358,881
BXP’s Share of Debt	$15,375,437	$14,955,407

	March 31,
	2024	2023
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate (3)	100.00%	91.88%
Variable rate	—%	8.12%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate (3)	4.17%	3.62%
Variable rate	—%	5.87%
Total	4.17%	3.81%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate (3)	3.93%	3.51%
Variable rate	—%	5.49%
Total	3.93%	3.67%
Weighted-average maturity at end of period (in years):
Fixed rate (3)	4.6	5.4
Variable rate	—	1.1
Total	4.6	5.0
_______________
(1)See page 73 for additional information.
(2)See page 71 for additional information.
(3)At March 31, 2024, the $1.2 billion 2023 Unsecured Term Loan and two of our mortgage loans aggregating approximately $900.0 million bore interest at variable rates. We entered into interest rate swap contracts that effectively fixed the variability of these loans for all or a portion of the applicable debt term and as such, they are reflected in our Fixed rate statistics.

Unsecured Credit Facility
The 2021 Credit Facility provides for borrowings of up to $2.0 billion, as described below, subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP may increase the total commitment by up to $500.0 million by increasing the amount of the revolving facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (the “Accordion”). On September 28, 2023, BPLP exercised a portion of the Accordion which increased the maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. On April 29, 2024, BPLP exercised the remainder of the Accordian and increased the maximum borrowing amount under the 2021 Credit Facility from $1.815 billion to $2.0 billion. All other terms of the 2021 Credit Facility remain unchanged.
At BPLP’s option, loans under the 2021 Credit Facility will bear interest at a rate per annum equal to (1) (a) in the case of loans denominated in Dollars, Term SOFR and SOFR, (b) in the case of loans denominated in Euro,
EURIBOR, (c) in the case of loans denominated in Canadian Dollars, CDOR, and (d) in the case of loans denominated in Sterling, SONIA, in each case, plus a margin ranging from 70.0 to 140.0 basis points based on
BPLP’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b)
the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 40 basis points based on BPLP’s credit rating. In addition, there is a SOFR credit spread adjustment of 0.10%.
Based on BPLP’s March 31, 2024 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.850%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.20% per annum.
At March 31, 2024, BPLP had no borrowings under its 2021 Credit Facility and outstanding letters of credit totaling approximately $6.7 million, with the ability to borrow approximately $1.8 billion. At May 2, 2024, BPLP had no borrowings under its 2021 Credit Facility and outstanding letters of credit totaling approximately $6.6 million, with the ability to borrow approximately $2.0 billion, of which $500.0 million is being used as a backstop for the commercial paper program.
Unsecured Term Loan
The 2023 Unsecured Term Loan provided for a single borrowing of up to $1.2 billion. Upon entry into the credit agreement in January 2023, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan, a portion of which was used to repay in full BPLP’s $730.0 million unsecured term loan (the “2022 Unsecured Term Loan”), which was scheduled to mature on May 16, 2023. Under the credit agreement governing the 2023 Unsecured Term Loan, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan matures on May 16, 2024, with one 12-month extension option, subject to customary conditions.
On April 16, 2024, BPLP provided notice to exercise its one-year extension option on the 2023 Unsecured Term Loan. BPLP anticipates effectuating the extension on or prior to the current May 16, 2024 maturity date. Upon effectiveness, the 2023 Unsecured Term Loan will mature on May 16, 2025.
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
Based on BPLP’s March 31, 2024 credit rating, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.95% per annum. At March 31, 2024, BPLP had $1.2 billion outstanding under the 2023 Unsecured Term Loan. After making an approximately $500.0 million optional repayment on April 29, 2024, the 2023 Unsecured Term Loan has an outstanding principal balance of $700.0 million as of May 2, 2024.

Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of March 31, 2024, see Note 6 to the Consolidated Financial Statements.
On February 1, 2024, BPLP repaid $700.0 million in aggregate principal amount of its 3.800% senior notes due February 1, 2024. The repayment was completed with available cash and the $600.0 million proceeds from the mortgage loan entered into on October 26, 2023. The repayment price was approximately $713.3 million, which was equal to the stated principal plus approximately $13.3 million of accrued and unpaid interest to, but not including, the repayment date. Excluding the accrued and unpaid interest, the repayment price was equal to the principal amount being repaid.
Commercial Paper Program
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500 million with varying maturities of up to one year. The notes will be sold in private placements and will rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under BPLP's 2021 Credit Facility. As of May 2, 2024, BPLP had $500.0 million outstanding under its commercial paper program that bears interest at a weighted-average rate of 5.58% per annum. Proceeds from the commercial paper program were used to reduce BPLP’s 2023 Unsecured Term Loan to $700.0 million.
Mortgage Notes Payable
On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue located in Washington, DC (See Note 3 to the Consolidated Financial Statements). The property is subject to existing mortgage indebtedness. At acquisition, the mortgage loan had an outstanding balance of approximately $207.1 million, bore interest at 3.61% per annum and was scheduled to mature on January 5, 2025. The mortgage loan was recorded at fair value of approximately $198.7 million. On January 11, 2024, we modified the mortgage loan to provide for two extension options totaling five years of additional term, each subject to certain conditions.
The following represents the outstanding mortgage notes payable, net at March 31, 2024:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Fair Value Adjustment and Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
901 New York Avenue	3.61%	7.69%	$206,289	$(6,530)	$199,759	N/A	(2)	January 5, 2025
Santa Monica Business Park	4.06%	6.53%	300,000	(3,649)	296,351	N/A	(3)(4)	July 19, 2025
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	6.04%	6.26%	600,000	(6,139)	593,861	N/A	(3)(5)	October 26, 2028
Subtotal			1,106,289	(16,318)	1,089,971	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(11,122)	2,288,878	$915,590	(3)(6)(7)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(10,482)	989,518	445,283	(3)(8)	January 9, 2032
Subtotal			3,300,000	(21,604)	3,278,396	1,360,873
Total			$4,406,289	$(37,922)	$4,368,367	$1,360,873
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any) and adjustments required under Accounting Standards Codification 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).

(2)Deferred financing costs, net includes an approximately $6.5 million fair value interest adjustment. The loan includes two extension options, subject to certain conditions.
(3)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)The mortgage loan bears interest at a variable rate of SOFR plus 1.38% per annum. The borrower under the loan entered into three interest rate swap contracts with notional amounts aggregating $300.0 million to fix SOFR at a weighted-average fixed interest rate of 2.679% for the period commencing on February 1, 2023 and ending on April 1, 2025. Stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 1.38% per annum. Deferred financing costs, net includes an approximately $3.6 million fair value interest adjustment and excludes the adjustment required to reflect the interest rate swap at fair value upon acquisition of approximately $5.7 million.
(5)The mortgage loan bears interest at a variable rate of Daily Compounded SOFR plus 2.25% per annum. On December 7, 2023, BPLP entered into three interest rate swap contracts with notional amounts aggregating $600.0 million to fix Daily Compounded SOFR at a weighted-average fixed interest rate of 3.7925% for the period commencing on December 15, 2023 and ending on October 26, 2028. Stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 2.25% per annum.
(6)This property is owned by a consolidated entity in which we have a 60% interest. The partners’ share of the carrying amount has been adjusted for basis differentials.
(7)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of March 31, 2024, the maximum funding obligation under the guarantee was approximately $8.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 8 to the Consolidated Financial Statements).
(8)This property is owned by a consolidated entity in which we have a 55% interest.
Derivative Instruments and Hedging Activities
As of March 31, 2024, we had $2.1 billion of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $12.3 million. For a description of these interest rate swaps, see Note 7 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to approximately 71%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At March 31, 2024, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at March 31, 2024. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	7.83%	8.28%	Adjusted Term SOFR + 2.40%	$220,000	$(705)	$219,295	$155,940	(2)(3)(4)	December 14, 2024
Market Square North	50.00%	7.73%	7.91%	SOFR + 2.41%	125,000	(368)	124,632	62,316	(2)(3)(5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	N/A	34,424	(216)	34,208	17,104		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(601)	549,399	274,700	(2)	August 9, 2027
Dock 72	50.00%	7.83%	8.09%	SOFR +2.50%	198,383	(825)	197,558	98,779	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.35%	7.75%	Daily Simple SOFR + 2.50%	154,329	(887)	153,442	76,721	(2)(3)(7)	September 8, 2025
Hub50House	50.00%	4.43%	4.51%	SOFR + 1.35%	185,000	(1,120)	183,880	91,940	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	6.80%	6.94%	SOFR + 1.48%	333,579	(203)	333,376	166,688	(2)(3)	September 5, 2024
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	6.67%	6.82%	SOFR + 1.35%	251,542	(406)	251,136	125,568	(2)	April 26, 2025
Safeco Plaza	33.67%	4.82%	7.73%	SOFR + 2.32%	250,000	(822)	249,178	83,898	(2)(9)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(614)	104,386	31,178	(2)(10)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR + 1.41%	600,000	(7,764)	592,236	151,190	(2)(11)	November 24, 2028
3 Hudson Boulevard	25.00%	9.04%	9.04%	Term SOFR + 3.61%	80,000	—	80,000	20,000	(2)(12)	May 9, 2024
Skymark - Reston Next Residential	20.00%	7.33%	7.65%	SOFR + 2.00%	90,767	(948)	89,819	17,964	(2)(3)(13)	May 13, 2026
Total					$3,178,024	$(15,479)	$3,162,545	$1,373,986
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
(4)The spread on the variable rate may be reduced, subject to certain conditions.
(5)The loan bears interest at a variable rate equal to the greater of (1) the sum of (x) SOFR and (y) 2.41% or (2) 2.80% per annum.

(6)The loan bears interest at a variable rate equal to (1) the greater of (x) SOFR or (y) 0.25%, plus (2) 2.50% per annum.
(7)The joint venture entered into interest rate swap contracts with notional amounts aggregating $154.3 million through September 2, 2025, resulting in a fixed rate of approximately 7.35% per annum through the expiration of the interest rate swap contracts.
(8)The joint venture entered into interest rate swap contracts with notional amounts aggregating $185.0 million through April 10, 2032, resulting in a fixed rate of approximately 4.432% per annum through the expiration of the interest rate swap contracts.
(9)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2024.
(10)The indebtedness consists of (x) a $70.0 million mortgage loan payable (Note A) which bears interest at a fixed rate of 6.23% per annum, and (y) a $35.0 million mortgage loan payable (Note B) which bears interest at a fixed rate of 8.03% per annum. We provided $10.5 million of the Note B mortgage financing to the joint venture. Our portion of the loan is reflected as Related Party Note Receivables, Net on our Consolidated Balance Sheets.
(11)The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. The deferred financing costs, net include the adjustment required to reflect the loan and interest rate swap at fair value upon acquisition.
(12)We provided $80.0 million of mortgage financing to the joint venture. The loan is reflected as Related Party Note Receivables, Net on our Consolidated Balance Sheets. As of March 31, 2024, the loan has approximately $30.4 million of accrued interest due at the maturity date.
(13)The construction financing has a borrowing capacity of $140.0 million.

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
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income attributable to Boston Properties, Inc. and net income attributable to Boston Properties Limited Partnership (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, including a change in control, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales or a change in control of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
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

BXP
The following table presents a reconciliation of net income attributable to Boston Properties, Inc. to FFO attributable to Boston Properties, Inc. for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income attributable to Boston Properties, Inc.	$79,883	$77,890
Add:
Noncontrolling interest—common units of the Operating Partnership	9,500	9,078
Noncontrolling interests in property partnerships	17,221	18,660
Net income	106,604	105,628
Add:
Depreciation and amortization	218,716	208,734
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,695)	(17,711)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,223	25,645
Corporate-related depreciation and amortization	(419)	(469)
Non-real estate depreciation and amortization	2,130	—
Impairment loss	13,615	—
Less:
Gain (loss) on sale / consolidation included within loss from unconsolidated joint ventures	21,696	—
Unrealized gain on non-real estate investment	396	259
Noncontrolling interests in property partnerships	17,221	18,660
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	302,861	302,908
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	31,588	30,957
Funds from Operations attributable to Boston Properties, Inc.	$271,273	$271,951
Our percentage share of Funds from Operations—basic	89.57%	89.78%
Weighted average shares outstanding—basic	156,983	156,803

The following tables presents a reconciliation of net income attributable to Boston Properties, Inc. to Diluted FFO attributable to Boston Properties, Inc. for income (numerator) and shares/units (denominator) for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income attributable to Boston Properties, Inc.	$79,883	$77,890
Add:
Noncontrolling interest—common units of the Operating Partnership	9,500	9,078
Noncontrolling interests in property partnerships	17,221	18,660
Net income	106,604	105,628
Add:
Depreciation and amortization	218,716	208,734
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,695)	(17,711)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,223	25,645
Corporate-related depreciation and amortization	(419)	(469)
Non-real estate depreciation and amortization	2,130	—
Impairment loss	13,615	—
Less:
Gain (loss) on sale / consolidation included within loss from unconsolidated joint ventures	21,696	—
Unrealized gain on non-real estate investment	396	259
Noncontrolling interests in property partnerships	17,221	18,660
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including Boston Properties, Inc.)	302,861	302,908
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	302,861	302,908
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	31,558	30,927
Diluted FFO attributable to Boston Properties, Inc. (1)	$271,303	$271,981
___________
(1)BXP’s share of diluted Funds from Operations was 89.58% and 89.79% for the three months ended March 31, 2024 and 2023, respectively.

	Three months ended March 31,
	2024	2023
	shares/units (in thousands)
Basic Funds from Operations	175,255	174,652
Effect of Dilutive Securities:
Stock based compensation	149	240
Diluted Funds from Operations	175,404	174,892
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	18,272	17,849
Diluted Funds from Operations attributable to Boston Properties, Inc. (1)	157,132	157,043
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.58% and 89.79% for the three months ended March 31, 2024 and 2023, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$91,080	$88,830
Add:
Noncontrolling interests in property partnerships	17,221	18,660
Net income	108,301	107,490
Add:
Depreciation and amortization	217,019	206,872
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,695)	(17,711)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,223	25,645
Corporate-related depreciation and amortization	(419)	(469)
Non-real estate depreciation and amortization	2,130	—
Impairment loss	13,615	—
Less:
Gain (loss) on sale / consolidation included within loss from unconsolidated joint ventures	21,696	—
Unrealized gain on non-real estate investment	396	259
Noncontrolling interests in property partnerships	17,221	18,660
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$302,861	$302,908
Weighted average shares outstanding—basic	175,255	174,652
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2021 MYLTIP Units).

The following tables presents a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended March 31, 2024 and 2023:

	Three months ended March 31,
	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$91,080	$88,830
Add:
Noncontrolling interests in property partnerships	17,221	18,660
Net income	108,301	107,490
Add:
Depreciation and amortization	217,019	206,872
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,695)	(17,711)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,223	25,645
Corporate-related depreciation and amortization	(419)	(469)
Non-real estate depreciation and amortization	2,130	—
Impairment loss	13,615	—
Less:
Gain (loss) on sale / consolidation included within loss from unconsolidated joint ventures	21,696	—
Unrealized gain on non-real estate investment	396	259
Noncontrolling interests in property partnerships	17,221	18,660
Funds from Operations attributable to Boston Properties Limited Partnership (1)	302,861	302,908
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$302,861	$302,908
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2021 MYLTIP Units).

	Three months ended March 31,
	2024	2023
	shares/units (in thousands)
Basic Funds from Operations	175,255	174,652
Effect of Dilutive Securities:
Stock based compensation	149	240
Diluted Funds from Operations	175,404	174,892
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
During the three months ended March 31, 2024, we paid approximately $83.0 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended March 31, 2024, we and our unconsolidated joint venture partners incurred approximately $117.6 million of new tenant-related obligations associated with approximately 825,700 square feet of second generation leases, or approximately $142 per square foot. We signed approximately 68,200 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the first quarter of 2024, we signed leases for approximately 893,900 square feet of space and incurred aggregate tenant-related obligations of approximately $129.6 million, or approximately $145 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Unless we have entered into interest rate swaps or other derivatives to fix the interest rate, increases in interest rates can result in increased interest expense under our 2021 Credit Facility, 2023 Unsecured Term Loan, certain mortgage loans and other debt that bears interest at variable rates. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.
As of March 31, 2024, approximately $13.3 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining $2.1 billion of outstanding indebtedness bore interest at variable rates, including $1.2 billion under the 2023 Unsecured Term Loan and $900.0 million of secured debt. However, we entered into interest rate swaps with notional amounts aggregating $2.1 billion, thus fixing the interest rates for all, or a portion of the applicable debt term (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts in place as of March 31, 2024 and their respective fair values). Therefore, as of March 31, 2024, we have no outstanding variable rate debt that has not been fixed through an interest rate swap.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of March 31, 2024.
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

	2024	2025	2026	2027	2028	2029+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(9,974)	$201,313	$(4,860)	$2,297,120	$(1,366)	$995,922	$3,478,155	$3,014,378
GAAP Average Interest Rate	—%	7.69%	—%	3.64%	—%	2.93%	3.67%
Variable Rate	(3,114)	297,113	(1,344)	(1,344)	598,901	—	890,212	921,004
Subtotal	$(13,088)	$498,426	$(6,204)	$2,295,776	$597,535	$995,922	$4,368,367	$3,935,382
	Unsecured debt, net
Fixed Rate	$(8,572)	$839,771	$1,991,162	$742,532	$993,755	$5,235,879	$9,794,527	$8,979,934
GAAP Average Interest Rate	—%	3.35%	3.63%	6.92%	4.63%	3.55%	3.91%
Variable Rate	1,199,430	—	—	—	—	—	1,199,430	1,198,951
Subtotal	$1,190,858	$839,771	$1,991,162	$742,532	$993,755	$5,235,879	$10,993,957	$10,178,885
Total Debt	$1,177,770	$1,338,197	$1,984,958	$3,038,308	$1,591,290	$6,231,801	$15,362,324	$14,114,267
At March 31, 2024, the weighted-average stated interest rates on the fixed rate debt stated above was 3.68% per annum. At March 31, 2024, our outstanding variable rate debt totaled $2.1 billion, all of which was subject to interest rate swaps. At March 31, 2024, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 5.56% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.3 million for the three months ended March 31, 2024.
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
(b) Changes in Internal Control Over Financial Reporting. No change in Boston Properties, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, Boston Properties, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of our fiscal year ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
Boston Properties, Inc.
(a)None
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
January 1, 2024 – January 31, 2024	11,271	(1)	$69.96	N/A	N/A
February 1, 2024 – February 29, 2024	1,275	(1)	$63.69	N/A	N/A
March 1, 2024 – March 31, 2024	—		$—	N/A	N/A
Total	12,546		$69.32	N/A	N/A
___________
(1)Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2024, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to employees under the Boston Properties, Inc. 2021 Stock Incentive Plan and purchases of common stock under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of 84,546 common units to BXP in exchange for approximately $0.5 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024	11,271	(1)	$69.96	N/A	N/A
February 1, 2024 – February 29, 2024	158,242	(2)	$0.76	N/A	N/A
March 1, 2024 – March 31, 2024	2,449	(3)	$0.25	N/A	N/A
Total	171,962		$5.29	N/A	N/A
___________
(1)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2)Includes 155,625 2021 MYLTIP units. The measurement period for such 2021 MYLTIP units ended on February 1, 2024 and BXP’s total return to stockholders was sufficient for employees to earn and therefore become eligible to vest in a portion of the 2021 MYLTIP units. Also includes 1,342 LTIP units that were repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable 2021 MYLTIP award agreements and LTIP unit vesting agreements, the 155,625 unearned 2021 MYLTIP units and 1,342 LTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by each employee for the units. Also includes 1,275 common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(3)Represents LTIP units that were repurchased in connection with the termination of an employee’s employment with BXP. Under the terms of the applicable LTIP unit vesting agreements, the LTIP units were repurchased at a price of $0.25 per unit, which was the amount originally paid by the employee for the units.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BOSTON PROPERTIES, INC.

May 10, 2024	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: Boston Properties, Inc., its General Partner

May 10, 2024	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)