Form 10-Q
period 2024-06-30
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2024-08-05
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 1-13087 (BXP, Inc.)
Commission File Number: 0-50209 (Boston Properties Limited Partnership)

BXP, INC.
BOSTON PROPERTIES LIMITED PARTNERSHIP
(Exact name of Registrants as specified in its charter)

BXP, Inc.	Delaware	04-2473675
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Boston Properties Limited Partnership	Delaware	04-3372948
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
Prudential Center, 800 Boylston Street, Suite 1900, Boston, Massachusetts 02199-8103
(Address of principal executive offices) (Zip Code)
(617) 236-3300
(Registrants’ telephone number, including area code)
BOSTON PROPERTIES, INC.
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
BXP, Inc.	Common Stock, par value $0.01 per share	BXP	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
BXP, Inc.:    Yes  ☒   No  ☐         Boston Properties Limited Partnership:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
BXP, Inc.:    Yes  ☒    No  ☐         Boston Properties Limited Partnership:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
BXP, Inc.:
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
BXP, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
BXP, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

BXP, Inc.	Common Stock, par value $0.01 per share	157,933,760
(Registrant)	(Class)	(Outstanding on July 31, 2024)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended June 30, 2024 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. Effective July 1, 2024, BXP amended its certificate of incorporation to change its name from Boston Properties, Inc. to BXP, Inc. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of June 30, 2024, BXP owned an approximate 89.1% ownership interest in BPLP. The remaining approximate 10.9% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $239.5 million, or 1.2% at June 30, 2024, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended June 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2024	December 31, 2023
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,490,887 and $7,054,075 at June 30, 2024 and December 31, 2023, respectively)	$27,273,494	$26,749,209
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2024 and December 31, 2023, respectively)	372,896	401,680
Right of use assets - operating leases (amounts related to VIEs of $149,605 and $158,885 at June 30, 2024 and December 31, 2023, respectively)	344,292	324,298
Less: accumulated depreciation (amounts related to VIEs of $(1,570,934) and $(1,501,483) at June 30, 2024 and December 31, 2023, respectively)	(7,198,566)	(6,881,728)
Total real estate	20,792,116	20,593,459
Cash and cash equivalents (amounts related to VIEs of $378,992 and $245,317 at June 30, 2024 and December 31, 2023, respectively)	685,376	1,531,477
Cash held in escrows (amounts related to VIEs of $6,805 and $22,160 at June 30, 2024 and December 31, 2023, respectively)	52,125	81,090
Investments in securities	36,844	36,337
Tenant and other receivables, net (amounts related to VIEs of $17,481 and $27,987 at June 30, 2024 and December 31, 2023, respectively)	82,145	122,407
Note receivable, net	3,155	1,714
Related party note receivable, net	88,779	88,779
Sales-type lease receivable, net	14,182	13,704
Accrued rental income, net (amounts related to VIEs of $416,840 and $401,159 at June 30, 2024 and December 31, 2023, respectively)	1,414,622	1,355,212
Deferred charges, net (amounts related to VIEs of $193,650 and $175,383 at June 30, 2024 and December 31, 2023, respectively)	800,099	760,421
Prepaid expenses and other assets (amounts related to VIEs of $14,753 and $11,824 at June 30, 2024 and December 31, 2023, respectively)	86,188	64,230
Investments in unconsolidated joint ventures	1,418,817	1,377,319
Total assets	$25,474,448	$26,026,149
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,279,606 and $3,277,185 at June 30, 2024 and December 31, 2023, respectively)	$4,371,478	$4,166,379
Unsecured senior notes, net	9,797,220	10,491,617
Unsecured line of credit	—	—
Unsecured term loan, net	698,776	1,198,301
Unsecured commercial paper	500,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,864 and $20,794 at June 30, 2024 and December 31, 2023, respectively)	375,601	417,961
Lease liabilities - operating leases (amounts related to VIEs of $151,643 and $145,826 at June 30, 2024 and December 31, 2023, respectively)	385,842	350,391
Accounts payable and accrued expenses (amounts related to VIEs of $103,662 and $59,667 at June 30, 2024 and December 31, 2023, respectively)	372,484	458,329
Dividends and distributions payable	172,172	171,176
Accrued interest payable	112,107	133,684
Other liabilities (amounts related to VIEs of $95,202 and $115,275 at June 30, 2024 and December 31, 2023, respectively)	398,525	445,947
Total liabilities	17,184,205	17,833,785

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	June 30, 2024	December 31, 2023
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 128,584 and 119,471 units outstanding at redemption value at June 30, 2024 and December 31, 2023, respectively	7,916	8,383
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 157,176,741 and 157,019,766 issued and 157,097,841 and 156,940,866 outstanding at June 30, 2024 and December 31, 2023, respectively	1,571	1,569
Additional paid-in capital	6,768,686	6,715,149
Dividends in excess of earnings	(964,518)	(816,152)
Treasury common stock at cost, 78,900 shares at June 30, 2024 and December 31, 2023	(2,722)	(2,722)
Accumulated other comprehensive loss	(155)	(21,147)
Total stockholders’ equity attributable to BXP, Inc.	5,802,862	5,876,697
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	677,789	666,580
Property partnerships	1,801,676	1,640,704
Total equity	8,282,327	8,183,981
Total liabilities and equity	$25,474,448	$26,026,149

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Lease	$790,555	$761,733	$1,579,145	$1,518,608
Parking and other	34,615	26,984	66,831	50,993
Hotel	14,812	13,969	22,998	22,070
Development and management services	6,352	9,858	12,506	18,838
Direct reimbursements of payroll and related costs from management services contracts	4,148	4,609	8,441	9,844
Total revenue	850,482	817,153	1,689,921	1,620,353
Expenses
Operating
Rental	321,426	291,036	635,583	582,344
Hotel	9,839	8,161	15,854	14,832
General and administrative	44,109	44,175	94,127	99,977
Payroll and related costs from management services contracts	4,148	4,609	8,441	9,844
Transaction costs	189	308	702	1,219
Depreciation and amortization	219,542	202,577	438,258	411,311
Total expenses	599,253	550,866	1,192,965	1,119,527
Other income (expense)
Income (loss) from unconsolidated joint ventures	(5,799)	(6,668)	13,387	(14,237)
Interest and other income (loss)	10,788	17,343	25,317	28,284
Gains from investments in securities	315	1,571	2,587	3,236
Unrealized gain on non-real estate investment	58	124	454	383
Impairment loss	—	—	(13,615)	—
Interest expense	(149,642)	(142,473)	(311,533)	(276,680)
Net income	106,949	136,184	213,553	241,812
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,825)	(19,768)	(35,046)	(38,428)
Noncontrolling interest—common units of the Operating Partnership	(9,509)	(12,117)	(19,009)	(21,169)
Net income attributable to BXP, Inc.	$79,615	$104,299	159,498	182,215
Basic earnings per common share attributable to BXP, Inc.
Net income	$0.51	$0.67	$1.02	$1.16
Weighted average number of common shares outstanding	157,039	156,826	157,011	156,815
Diluted earnings per common share attributable to BXP, Inc.
Net income	$0.51	$0.66	$1.01	$1.16
Weighted average number of common and common equivalent shares outstanding	157,291	157,218	157,210	157,131

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$106,949	$136,184	$213,553	$241,812
Other comprehensive income:
Effective portion of interest rate contracts	936	14,965	17,287	8,427
Amortization of interest rate contracts (1)	3,081	1,674	6,441	3,349
Other comprehensive income	4,017	16,639	23,728	11,776
Comprehensive income	110,966	152,823	237,281	253,588
Net income attributable to noncontrolling interests	(27,334)	(31,885)	(54,055)	(59,597)
Other comprehensive income attributable to noncontrolling interests	(552)	(1,831)	(2,736)	(1,463)
Comprehensive income attributable to BXP, Inc.	$83,080	$119,107	$180,490	$192,528
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, March 31, 2024	157,049	$1,570	$6,752,648	$(890,177)	$(2,722)	$(3,620)	$684,969	$1,734,904	$8,277,572
Redemption of operating partnership units to common stock	41	1	1,450	—	—	—	(1,451)	—	—
Allocated net income for the period	—	—	—	79,615	—	—	9,509	17,825	106,949
Dividends/distributions declared	—	—	—	(153,956)	—	—	(18,842)	—	(172,798)
Net activity from stock option and incentive plan	8	—	2,499	—	—	—	14,041	—	16,540
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	1,244	—	—	—	—	66,237	67,481
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(17,434)	(17,434)
Effective portion of interest rate contracts	—	—	—	—	—	835	101	—	936
Amortization of interest rate contracts	—	—	—	—	—	2,630	307	144	3,081
Reallocation of noncontrolling interest	—	—	10,845	—	—	—	(10,845)	—	—
Equity, June 30, 2024	157,098	$1,571	$6,768,686	$(964,518)	$(2,722)	$(155)	$677,789	$1,801,676	$8,282,327

Equity, March 31, 2023	156,830	$1,568	$6,549,314	$(467,159)	$(2,722)	$(18,214)	$691,627	$1,552,070	$8,306,484
Redemption of operating partnership units to common stock	16	1	598	—	—	—	(599)	—	—
Allocated net income for the period	—	—	—	104,325	—	—	12,091	19,768	136,184
Dividends/distributions declared	—	—	—	(153,716)	—	—	(18,376)	—	(172,092)
Net activity from stock option and incentive plan	8	—	(110)	—	—	—	14,052	—	13,942
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(14,614)	(14,614)
Effective portion of interest rate contracts	—	—	—	—	—	13,435	1,530	—	14,965
Amortization of interest rate contracts	—	—	—	—	—	1,373	157	144	1,674
Reallocation of noncontrolling interest	—	—	11,359	—	—	—	(11,359)	—	—
Equity, June 30, 2023	156,854	$1,569	$6,561,161	$(516,550)	$(2,722)	$(3,406)	$689,123	$1,557,368	$8,286,543

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2023	156,941	$1,569	$6,715,149	$(816,152)	$(2,722)	$(21,147)	$666,580	$1,640,704	$8,183,981
Redemption of operating partnership units to common stock	77	2	2,752	—	—	—	(2,754)	—	—
Allocated net income for the period	—	—	—	159,498	—	—	19,009	35,046	213,553
Dividends/distributions declared	—	—	—	(307,864)	—	—	(37,706)	—	(345,570)
Shares issued pursuant to stock purchase plan	8	—	600	—	—	—	—	—	600
Net activity from stock option and incentive plan	72	—	4,761	—	—	—	28,310	—	33,071
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	47,326	—	—	—	—	163,097	210,423
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(37,459)	(37,459)
Effective portion of interest rate contracts	—	—	—	—	—	15,481	1,806	—	17,287
Amortization of interest rate contracts	—	—	—	—	—	5,511	642	288	6,441
Reallocation of noncontrolling interest	—	—	(1,902)	—	—	—	1,902	—	—
Equity, June 30, 2024	157,098	$1,571	$6,768,686	$(964,518)	$(2,722)	$(155)	$677,789	$1,801,676	$8,282,327

Equity, December 31, 2022	156,758	$1,568	$6,539,147	$(391,356)	$(2,722)	$(13,718)	$683,583	$1,547,317	$8,363,819
Redemption of operating partnership units to common stock	21	1	793	—	—	—	(794)	—	—
Allocated net income for the period	—	—	—	182,215	—	—	21,169	38,428	241,812
Dividends/distributions declared	—	—	—	(307,409)	—	—	(36,737)	—	(344,146)
Shares issued pursuant to stock purchase plan	9	—	586	—	—	—	—	—	586
Net activity from stock option and incentive plan	66	—	3,338	—	—	—	38,023	—	41,361
Contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	7,555	7,555
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(36,220)	(36,220)
Effective portion of interest rate contracts	—	—	—	—	—	7,565	862	—	8,427
Amortization of interest rate contracts	—	—	—	—	—	2,747	314	288	3,349
Reallocation of noncontrolling interest	—	—	17,297	—	—	—	(17,297)	—	—
Equity, June 30, 2023	156,854	$1,569	$6,561,161	$(516,550)	$(2,722)	$(3,406)	$689,123	$1,557,368	$8,286,543

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$213,553	$241,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	438,258	411,311
Impairment loss	13,615	—
Amortization of right of use assets - operating leases	1,785	929
Amortization of sales type lease	(488)	—
Amortization of above and below market leases	(2,947)	—
Non-cash compensation expense	35,187	41,524
(Income) loss from unconsolidated joint ventures	(13,387)	14,237
Distributions of net cash flow from operations of unconsolidated joint ventures	21,153	11,437
Gains from investments in securities	(2,587)	(3,236)
Allowance for current expected credit losses (gains)	36	264
Non-cash portion of interest expense	14,172	14,940
Unrealized gain on non-real estate investment	(454)	(383)
Change in assets and liabilities:
Tenant and other receivables, net	39,743	3,721
Accrued rental income, net	(52,590)	(42,965)
Prepaid expenses and other assets	(16,985)	(24,758)
Right of use assets - operating lease	(750)	—
Lease liabilities - operating leases	(997)	140
Accounts payable and accrued expenses	(24,650)	6,320
Accrued interest payable	(21,637)	7,314
Other liabilities	(32,922)	(21,773)
Tenant leasing costs	(42,449)	(47,651)
Total adjustments	351,106	371,371
Net cash provided by operating activities	564,659	613,183
Cash flows from investing activities:
Construction in progress	(313,602)	(235,331)
Building and other capital improvements	(66,799)	(78,344)
Tenant improvements	(117,848)	(135,743)
Acquisition of real estate (net of cash received upon consolidation)	6,086	—
Capital contributions to unconsolidated joint ventures	(60,461)	(103,595)
Capital distributions from unconsolidated joint ventures	—	7,350
Investment in non-real estate investments	(625)	(733)
Issuance of note receivables (including related party)	(1,423)	(10,500)
Investments in securities, net	1,168	2,032
Net cash used in investing activities	(553,504)	(554,864)
Cash flows from financing activities:
Repayments of mortgage notes payable	(2,019)	—
Proceeds from unsecured senior notes	—	747,727
Repayment / redemption of unsecured senior notes	(700,000)	—
Borrowings on unsecured term loan	—	1,200,000
Payments on finance lease obligations	(5,999)	—

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2024	2023
Repayment of unsecured term loan	(500,000)	(730,000)
Borrowings on commercial paper program	1,859,075	—
Repayments on commercial paper program	(1,359,075)	—
Deferred financing costs	(2,633)	(12,339)
Net activity from equity transactions	(2,136)	(39)
Dividends and distributions	(344,574)	(343,325)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	208,599	7,555
Distributions to noncontrolling interests in property partnerships	(37,459)	(36,220)
Net cash provided by (used in) financing activities	(886,221)	833,359
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(875,066)	891,678
Cash and cash equivalents and cash held in escrows, beginning of period	1,612,567	736,812
Cash and cash equivalents and cash held in escrows, end of period	$737,501	$1,628,490

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,531,477	$690,333
Cash held in escrows, beginning of period	81,090	46,479
Cash and cash equivalents and cash held in escrows, beginning of period	$1,612,567	$736,812

Cash and cash equivalents, end of period	$685,376	$1,581,575
Cash held in escrows, end of period	52,125	46,915
Cash and cash equivalents and cash held in escrows, end of period	$737,501	$1,628,490

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$342,409	$273,214
Interest capitalized	$19,717	$21,153

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(57,999)	$(85,878)
Change in real estate included in accounts payable and accrued expenses	$(48,896)	$25,562
Right of use assets obtained in exchange for lease liabilities - operating lease	$30,631	$—
Lease liability - finance lease reversal for re-assessment event	$(38,491)	$—
Right of use asset - finance lease reversal for re-assessment event	$(28,962)	$—
Non-cash distributions to noncontrolling interests in property partnerships, net	$60,410	$—
Capitalized operating lease costs	$15,098	$—
Investment in unconsolidated joint ventures eliminated upon consolidation	$(11,834)	$—
Mortgage note payable recorded upon consolidation	$207,093	$—
Real estate and intangibles recorded upon consolidation	$(220,015)	$—
Dividends and distributions declared but not paid	$172,172	$171,465
Conversions of noncontrolling interests to stockholders’ equity	$2,754	$794
Issuance of restricted securities to employees and non-employee directors	$43,366	$47,885
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2024	December 31, 2023
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,490,887 and $7,054,075 at June 30, 2024 and December 31, 2023, respectively)	$26,907,229	$26,382,944
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at June 30, 2024 and December 31, 2023, respectively)	372,896	401,680
Right of use assets - operating leases (amounts related to VIEs of $149,605 and $158,885 at June 30, 2024 and December 31, 2023, respectively)	344,292	324,298
Less: accumulated depreciation (amounts related to VIEs of $(1,570,934) and $(1,501,483) at June 30, 2024 and December 31, 2023, respectively)	(7,071,799)	(6,758,361)
Total real estate	20,552,618	20,350,561
Cash and cash equivalents (amounts related to VIEs of $378,992 and $245,317 at June 30, 2024 and December 31, 2023, respectively)	685,376	1,531,477
Cash held in escrows (amounts related to VIEs of $6,805 and $22,160 at June 30, 2024 and December 31, 2023, respectively)	52,125	81,090
Investments in securities	36,844	36,337
Tenant and other receivables, net (amounts related to VIEs of $17,481 and $27,987 at June 30, 2024 and December 31, 2023, respectively)	82,145	122,407
Note receivable, net	3,155	1,714
Related party note receivable, net	88,779	88,779
Sales-type lease receivable, net	14,182	13,704
Accrued rental income, net (amounts related to VIEs of $416,840 and $401,159 at June 30, 2024 and December 31, 2023, respectively)	1,414,622	1,355,212
Deferred charges, net (amounts related to VIEs of $193,650 and $175,383 at June 30, 2024 and December 31, 2023, respectively)	800,099	760,421
Prepaid expenses and other assets (amounts related to VIEs of $14,753 and $11,824 at June 30, 2024 and December 31, 2023, respectively)	86,188	64,230
Investments in unconsolidated joint ventures	1,418,817	1,377,319
Total assets	$25,234,950	$25,783,251
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,279,606 and $3,277,185 at June 30, 2024 and December 31, 2023, respectively)	$4,371,478	$4,166,379
Unsecured senior notes, net	9,797,220	10,491,617
Unsecured line of credit	—	—
Unsecured term loan, net	698,776	1,198,301
Unsecured commercial paper	500,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,864 and $20,794 at June 30, 2024 and December 31, 2023, respectively)	375,601	417,961
Lease liabilities - operating leases (amounts related to VIEs of $151,643 and $145,826 at June 30, 2024 and December 31, 2023, respectively)	385,842	350,391
Accounts payable and accrued expenses (amounts related to VIEs of $103,662 and $59,667 at June 30, 2024 and December 31, 2023, respectively)	372,484	458,329
Dividends and distributions payable	172,172	171,176
Accrued interest payable	112,107	133,684
Other liabilities (amounts related to VIEs of $95,202 and $115,275 at June 30, 2024 and December 31, 2023, respectively)	398,525	445,947
Total liabilities	17,184,205	17,833,785

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	June 30, 2024	December 31, 2023
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 128,584 and 119,471 units outstanding at redemption value at June 30, 2024 and December 31, 2023, respectively	7,916	8,383
Noncontrolling interests:
Redeemable partnership units— 16,454,712 and 16,508,277 common units and 2,681,580 and 2,065,861 long term incentive units outstanding at redemption value at June 30, 2024 and December 31, 2023, respectively	1,230,848	1,347,575
Capital:
Boston Properties Limited Partnership partners’ capital— 1,762,341 and 1,755,150 general partner units and 155,335,500 and 155,185,716 limited partner units outstanding at June 30, 2024 and December 31, 2023, respectively	5,010,460	4,973,951
Accumulated other comprehensive loss	(155)	(21,147)
Total partners’ capital	5,010,305	4,952,804
Noncontrolling interests in property partnerships	1,801,676	1,640,704
Total capital	6,811,981	6,593,508
Total liabilities and capital	$25,234,950	$25,783,251

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue
Lease	$790,555	$761,733	$1,579,145	$1,518,608
Parking and other	34,615	26,984	66,831	50,993
Hotel	14,812	13,969	22,998	22,070
Development and management services	6,352	9,858	12,506	18,838
Direct reimbursements of payroll and related costs from management services contracts	4,148	4,609	8,441	9,844
Total revenue	850,482	817,153	1,689,921	1,620,353
Expenses
Operating
Rental	321,426	291,036	635,583	582,344
Hotel	9,839	8,161	15,854	14,832
General and administrative	44,109	44,175	94,127	99,977
Payroll and related costs from management services contracts	4,148	4,609	8,441	9,844
Transaction costs	189	308	702	1,219
Depreciation and amortization	217,839	200,895	434,858	407,767
Total expenses	597,550	549,184	1,189,565	1,115,983
Other income (expense)
Income (loss) from unconsolidated joint ventures	(5,799)	(6,668)	13,387	(14,237)
Interest and other income (loss)	10,788	17,343	25,317	28,284
Gains from investments in securities	315	1,571	2,587	3,236
Unrealized gain on non-real estate investment	58	124	454	383
Impairment loss	—	—	(13,615)	—
Interest expense	(149,642)	(142,473)	(311,533)	(276,680)
Net income	108,652	137,866	216,953	245,356
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(17,825)	(19,768)	(35,046)	(38,428)
Net income attributable to Boston Properties Limited Partnership	$90,827	$118,098	$181,907	$206,928
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.52	$0.68	$1.04	$1.18
Weighted average number of common units outstanding	175,408	174,748	175,332	174,693
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income	$0.52	$0.67	$1.04	$1.18
Weighted average number of common and common equivalent units outstanding	175,660	175,140	175,531	175,009

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$108,652	$137,866	$216,953	$245,356
Other comprehensive income:
Effective portion of interest rate contracts	936	14,965	17,287	8,427
Amortization of interest rate contracts (1)	3,081	1,674	6,441	3,349
Other comprehensive income	4,017	16,639	23,728	11,776
Comprehensive income	112,669	154,505	240,681	257,132
Comprehensive income attributable to noncontrolling interests	(17,969)	(19,912)	(35,334)	(38,716)
Comprehensive income attributable to Boston Properties Limited Partnership	$94,700	$134,593	$205,347	$218,416
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, March 31, 2024	1,762	155,287	$5,004,678	$(3,620)	$1,734,904	$6,735,962	$1,300,409
Net activity from contributions and unearned compensation	—	8	2,499	—	—	2,499	14,041
Allocated net income for the period	—	—	81,318	—	17,825	99,143	9,509
Distributions	—	—	(153,956)	—	—	(153,956)	(18,842)
Conversion of redeemable partnership units	—	41	1,451	—	—	1,451	(1,451)
Adjustment to reflect redeemable partnership units at redemption value	—	—	73,226	—	—	73,226	(73,226)
Effective portion of interest rate contracts	—	—	—	835	—	835	101
Amortization of interest rate contracts	—	—	—	2,630	144	2,774	307
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	1,244	—	66,237	67,481	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(17,434)	(17,434)	—
Equity, June 30, 2024	1,762	155,336	$5,010,460	$(155)	$1,801,676	$6,811,981	$1,230,848

Equity, March 31, 2023	1,755	155,075	$5,449,936	$(18,214)	$1,552,070	$6,983,792	$1,074,648
Net activity from contributions and unearned compensation	—	7	(110)	—	—	(110)	14,052
Allocated net income for the period	—	—	106,007	—	19,768	125,775	12,091
Distributions	—	—	(153,716)	—	—	(153,716)	(18,376)
Conversion of redeemable partnership units	—	16	599	—	—	599	(599)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(51,550)	—	—	(51,550)	51,550
Effective portion of interest rate contracts	—	—	—	13,435	—	13,435	1,530
Amortization of interest rate contracts	—	—	—	1,373	144	1,517	157
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(14,614)	(14,614)	—
Equity, June 30, 2023	1,755	155,098	$5,351,166	$(3,406)	$1,557,368	$6,905,128	$1,135,053

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2023	1,755	155,185	$4,973,951	$(21,147)	$1,640,704	$6,593,508	$1,347,575
Net activity from contributions and unearned compensation	5	76	5,361	—	—	5,361	28,310
Allocated net income for the period	—	—	162,898	—	35,046	197,944	19,009
Distributions	—	—	(307,864)	—	—	(307,864)	(37,706)
Conversion of redeemable partnership units	2	75	2,754	—	—	2,754	(2,754)
Adjustment to reflect redeemable partnership units at redemption value	—	—	126,034	—	—	126,034	(126,034)
Effective portion of interest rate contracts	—	—	—	15,481	—	15,481	1,806
Amortization of interest rate contracts	—	—	—	5,511	288	5,799	642
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	47,326	—	163,097	210,423	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(37,459)	(37,459)	—
Equity, June 30, 2024	1,762	155,336	$5,010,460	$(155)	$1,801,676	$6,811,981	$1,230,848

Equity, December 31, 2022	1,750	155,008	$5,299,428	$(13,718)	$1,547,317	$6,833,027	$1,280,886
Net activity from contributions and unearned compensation	5	69	3,922	—	—	3,922	38,025
Allocated net income for the period	—	—	185,759	—	38,428	224,187	21,169
Distributions	—	—	(307,409)	—	—	(307,409)	(36,737)
Conversion of redeemable partnership units	—	21	794	—	—	794	(794)
Adjustment to reflect redeemable partnership units at redemption value	—	—	168,672	—	—	168,672	(168,672)
Effective portion of interest rate contracts	—	—	—	7,565	—	7,565	862
Amortization of interest rate contracts	—	—	—	2,747	288	3,035	314
Contributions from noncontrolling interests in property partnerships	—	—	—	—	7,555	7,555	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(36,220)	(36,220)	—
Equity, June 30, 2023	1,755	155,098	$5,351,166	$(3,406)	$1,557,368	$6,905,128	$1,135,053
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$216,953	$245,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	434,858	407,767
Impairment loss	13,615	—
Amortization of right of use assets - operating leases	1,785	929
Amortization of sales type lease	(488)	—
Amortization of above and below market leases	(2,947)	—
Non-cash compensation expense	35,187	41,524
(Income) loss from unconsolidated joint ventures	(13,387)	14,237
Distributions of net cash flow from operations of unconsolidated joint ventures	21,153	11,437
Gains from investments in securities	(2,587)	(3,236)
Allowance for current expected credit losses (gains)	36	264
Non-cash portion of interest expense	14,172	14,940
Unrealized gain on non-real estate investment	(454)	(383)
Change in assets and liabilities:
Tenant and other receivables, net	39,743	3,721
Accrued rental income, net	(52,590)	(42,965)
Prepaid expenses and other assets	(16,985)	(24,758)
Right of use assets - operating lease	(750)	—
Lease liabilities - operating leases	(997)	140
Accounts payable and accrued expenses	(24,650)	6,320
Accrued interest payable	(21,637)	7,314
Other liabilities	(32,922)	(21,773)
Tenant leasing costs	(42,449)	(47,651)
Total adjustments	347,706	367,827
Net cash provided by operating activities	564,659	613,183
Cash flows from investing activities:
Construction in progress	(313,602)	(235,331)
Building and other capital improvements	(66,799)	(78,344)
Tenant improvements	(117,848)	(135,743)
Acquisition of real estate (net of cash received upon consolidation)	6,086	—
Capital contributions to unconsolidated joint ventures	(60,461)	(103,595)
Capital distributions from unconsolidated joint ventures	—	7,350
Investment in non-real estate investments	(625)	(733)
Issuance of note receivables (including related party)	(1,423)	(10,500)
Investments in securities, net	1,168	2,032
Net cash used in investing activities	(553,504)	(554,864)
Cash flows from financing activities:
Repayments of mortgage notes payable	(2,019)	—
Proceeds from unsecured senior notes	—	747,727
Repayment / redemption of unsecured senior notes	(700,000)	—
Borrowings on unsecured term loan	—	1,200,000

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six months ended June 30,
	2024	2023
Payments on finance lease obligations	(5,999)	—
Repayment of unsecured term loan	(500,000)	(730,000)
Borrowings on commercial paper program	1,859,075	—
Repayments on commercial paper program	(1,359,075)	—
Deferred financing costs	(2,633)	(12,339)
Net activity from equity transactions	(2,136)	(39)
Distributions	(344,574)	(343,325)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	208,599	7,555
Distributions to noncontrolling interests in property partnerships	(37,459)	(36,220)
Net cash provided by (used in) financing activities	(886,221)	833,359
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(875,066)	891,678
Cash and cash equivalents and cash held in escrows, beginning of period	1,612,567	736,812
Cash and cash equivalents and cash held in escrows, end of period	$737,501	$1,628,490

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,531,477	$690,333
Cash held in escrows, beginning of period	81,090	46,479
Cash and cash equivalents and cash held in escrows, beginning of period	$1,612,567	$736,812

Cash and cash equivalents, end of period	$685,376	$1,581,575
Cash held in escrows, end of period	52,125	46,915
Cash and cash equivalents and cash held in escrows, end of period	$737,501	$1,628,490

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$342,409	$273,214
Interest capitalized	$19,717	$21,153

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(57,999)	$(84,629)
Change in real estate included in accounts payable and accrued expenses	$(48,896)	$25,562
Right of use assets obtained in exchange for lease liabilities - operating lease	$30,631	$—
Lease liability - finance lease reversal for re-assessment event	$(38,491)	$—
Right of use asset - finance lease reversal for re-assessment event	$(28,962)	$—
Non-cash distributions to noncontrolling interests in property partnerships, net	$60,410	$—
Capitalized operating lease costs	$15,098	$—
Investment in unconsolidated joint ventures eliminated upon consolidation	$(11,834)	$—
Mortgage notes payable recorded upon consolidation	$207,093	$—
Real estate and intangibles recorded upon consolidation	$(220,015)	$—
Distributions declared but not paid	$172,172	$171,465
Conversions of redeemable partnership units to partners’ capital	$2,754	$794
Issuance of restricted securities to employees and non-employee directors	$43,366	$47,885
The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at June 30, 2024, owned an approximate 89.1% (89.4% at December 31, 2023) general and limited partnership interest in BPLP. Effective July 1, 2024, BXP amended its certificate of incorporation to change its name from Boston Properties, Inc. to BXP, Inc. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
The Company uses LTIP Units as a form of time-based, restricted equity compensation and as a form of performance-based equity compensation for employees, and has previously granted LTIP Units in the form of (1) 2012 outperformance plan awards (“2012 OPP Units”) and (2) 2013 - 2024 multi-year, long-term incentive program awards (also referred to as “MYLTIP Units”), each of which, upon the satisfaction of certain performance-based and time-based vesting conditions, is convertible into one OP Unit. The three-year measurement periods for the 2012 OPP Units and the 2013 - 2021 MYLTIP Units have ended and BXP’s total stockholder return (“TSR”) was sufficient for employees to earn and therefore become eligible to vest in a portion of the awards. Unless and until they are earned, the rights, preferences and privileges of the 2022 - 2024 MYLTIP Units differ from other LTIP Units granted to employees (including the 2012 OPP Units and the 2013 - 2021 MYLTIP Units, which have been earned). Therefore, unless specifically noted otherwise, all references to LTIP Units exclude the 2022 - 2024 MYLTIP Units. LTIP Units (including the earned 2012 OPP Units and the earned 2013 - 2021 MYLTIP Units), whether vested or not, receive the same quarterly per unit distributions as OP Units, which equal per share dividends on Common Stock (See Notes 9 and 13).
Properties
At June 30, 2024, the Company owned or had joint venture interests in a portfolio of 186 commercial real estate properties (the “Properties”) aggregating approximately 53.5 million net rentable square feet of primarily premier workplaces, including 10 properties under construction/redevelopment totaling approximately 3.1 million net rentable square feet. At June 30, 2024, the Properties consisted of:
•164 office and life sciences properties (including seven properties under construction/redevelopment);
•14 retail properties (including one property under construction);
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
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified nine entities that are VIEs as of June 30, 2024 and has determined that it is the primary beneficiary for all of these entities as of June 30, 2024.
Consolidated Variable Interest Entities
As of June 30, 2024, BXP has identified nine consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street, (ii) 343 Madison Avenue, which is categorized as land held for future development and (iii) 290 Binney Street and 300 Binney Street, which are currently under development / redevelopment.
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
Variable Interest Entities Not Consolidated
As of June 30, 2024, the Company does not have any unconsolidated joint ventures that are classified as VIEs.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for June 30, 2024 and December 31, 2023, the financial instruments that are being valued for disclosure purposes as well as the Level at which they are categorized as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
3-Month United States Treasury Bills	Level 1
Unsecured commercial paper	Level 1
Investment in securities	Level 1
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Sales-type lease receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loan	Level 3
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
At December 31, 2023, the Company had outstanding three-month United States Treasury Bills with a maturity date of January 30, 2024 that were classified as held to maturity because the Company determined that it had the positive intent and ability to hold to maturity. Because these securities were considered a short-term investment, they are reflected at amortized cost within Cash and Cash Equivalents on the Consolidated Balance Sheets. At December 31, 2023, the amortized cost of these securities was approximately $302.7 million. There were no such securities outstanding at June 30, 2024.
At June 30, 2024, the Company had $500.0 million outstanding under its unsecured commercial paper program (See Note 6). Due to their short-term maturity and because they bear interest at market rates, the fair value of the Company’s commercial paper borrowings is approximately the carrying amount.
The Company’s investment in non-real estate investments is shown within Prepaid and Other Assets on the Consolidated Balance Sheets and was approximately $5.8 million and $4.6 million at June 30, 2024 and December 31, 2023, respectively. The non-real estate investments utilize net asset value as the practical expedient.

Non-Recurring Fair Value
The following table presents the aggregate carrying value of the Company’s non-recurring fair value financial instruments and the Company’s corresponding estimate of fair value as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3-Month United States Treasury Bills (1)	$—	$—	$302,746	$302,746

Related party note receivable, net	$88,779	$90,538	$88,779	$90,593
Note receivable, net	3,155	3,099	1,714	1,677
Sales-type lease receivable, net	14,182	13,491	13,704	13,338
Total	$106,116	$107,128	$104,197	$105,608

Mortgage notes payable, net	$4,371,478	$3,894,606	$4,166,379	$3,705,513
Unsecured senior notes, net	9,797,220	8,903,772	10,491,617	9,697,393
Unsecured line of credit	—	—	—	—
Unsecured term loan, net	698,776	700,000	1,198,301	1,196,945
Unsecured commercial paper	500,000	500,000	—	—
Total	$15,367,474	$13,998,378	$15,856,297	$14,599,851
_______________
(1) Per the guidance in ASC 326 “Financial Instruments — Credit Losses” (“ASC 326”), the Company concluded that the risk of nonpayment is nonexistent because the U.S. Government has a long history with no credit losses and, therefore, no credit loss allowance was recorded.
At March 31, 2024, the Company evaluated the expected hold period for a portion of its Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, the Company reduced the carrying value of a portion of the property that the Company anticipates selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, during the six months ended June 30, 2024, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. The Company’s estimated fair value utilized Level 3 inputs and was based on a pending offer from a third party (See Note 3).
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

The following table presents the aggregate fair value of the Company’s interest rate swaps as of June 30, 2024 and December 31, 2023 (in thousands):

Fair value	June 30, 2024	December 31, 2023
Interest rate swaps	$12,070	$1,976
Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of BXP to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At June 30, 2024 and December 31, 2023, the Company had maintained approximately $36.5 million and $36.1 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains of approximately $0.3 million and $1.6 million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended June 30, 2024 and June 30, 2023, respectively, and approximately $2.6 million and $3.2 million during the six months ended June 30, 2024 and June 30, 2023, respectively, primarily due to the observable change in fair value.
3. Real Estate
BXP
Real estate consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Land	$5,317,032	$5,251,224
Right of use assets - finance leases (1)	372,896	401,680
Right of use assets - operating leases (1)	344,292	324,298
Land held for future development (2)	675,191	697,061
Buildings and improvements	16,759,079	16,607,756
Tenant improvements	3,710,439	3,592,172
Furniture, fixtures and equipment	54,397	53,716
Construction in progress	757,356	547,280
Total	27,990,682	27,475,187
Less: Accumulated depreciation	(7,198,566)	(6,881,728)
	$20,792,116	$20,593,459
_______________
(1)See Note 4.
(2)Includes pre-development costs.

BPLP
Real estate consisted of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Land	$5,222,323	$5,156,515
Right of use assets - finance leases (1)	372,896	401,680
Right of use assets - operating leases (1)	344,292	324,298
Land held for future development (2)	675,191	697,061
Buildings and improvements	16,487,523	16,336,200
Tenant improvements	3,710,439	3,592,172
Furniture, fixtures and equipment	54,397	53,716
Construction in progress	757,356	547,280
Total	27,624,417	27,108,922
Less: Accumulated depreciation	(7,071,799)	(6,758,361)
	$20,552,618	$20,350,561
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
The total net assets acquired is equal to (1) the total net equity acquired of $20.0 million, which includes $10.0 million in cash that the Company paid for the joint venture partner's 50% economic ownership interest in the joint venture plus (2) $207.1 million of debt assumed, less (3) net working capital acquired of approximately $7.1 million. The following table summarizes the allocation of the fair value of the net assets the Company received at the date of acquisition for 901 New York Avenue (in thousands):

Land and site improvements	$65,808
Building and improvements	56,882
Tenant improvements	16,088
In-place lease intangibles	72,621
Above-market lease intangibles	2,757
Below-market lease intangibles	(2,515)
Mortgage note payable adjustment	8,374
Net assets acquired	$220,015
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles, and the acquired above- and below-market lease intangibles for 901 New York Avenue from January 8, 2024 through the remainder of 2024 and each of the next five succeeding fiscal years (in thousands):

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
901 New York Avenue contributed approximately $16.3 million of revenue and $4.6 million of net loss to the Company for the period from January 8, 2024 through June 30, 2024. 901 New York Avenue is a premier workplace consisting of approximately 524,000 net rentable square feet.
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
On April 5, 2024, the Company completed and fully placed in-service 760 Boylston Street, an approximately 118,000 net rentable square foot retail redevelopment located in Boston, Massachusetts.
Pending Disposition and Impairment
At March 31, 2024, the Company evaluated the expected hold period for a portion of its Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, the Company reduced the carrying value of a portion of the property that the Company anticipates selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million during the six months ended June 30, 2024. The Company’s estimated fair value was based on Level 3 inputs as defined in ASC 820 and on a pending offer from a third-party. On May 7, 2024, the Company entered into the agreement with the third-party developer for an aggregate gross sale price of approximately $24.8 million (See Note 14). 2 Choke Cherry Road and 2094 Gaither Road are two vacant office properties aggregating approximately 143,000 net rentable square feet that were taken out of service and held for redevelopment. The disposition is subject to satisfaction of customary closing conditions and there can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.

4. Leases
Lessor
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three and six months ended June 30, 2024 and 2023 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
Lease Revenue	2024	2023	2024	2023
Fixed contractual payments	$651,730	$629,189	$1,300,620	$1,250,835
Variable lease payments	138,579	132,315	278,037	267,318
Sales-type lease revenue	246	229	488	455
	$790,555	$761,733	$1,579,145	$1,518,608
Lessee
On March 28, 2024, the Company entered into a 90-year air rights lease with the Massachusetts Department of Transportation for an approximately 61,000 square foot site at the parking garage located at 100 Clarendon Street and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”). The lease requires annual base rental payments of $250,000 until the commencement of construction, as defined in the lease. If the Company commences construction of a project on the site on or before August 1, 2028, then a final fixed rental payment is due in accordance with the lease at that time. After August 1, 2028, if the Company commences construction of a project on the site, then a final rental payment based on the then current fair market value will be due at that time. In addition, the lease requires annual payments of $500,000 through 2033 to fund maintenance and improvements to the Station. The Company has assumed that it will begin construction on the site on or before August 1, 2028. The incremental borrowing rate for this lease is 6.57% per annum. The net present value of the ground lease payments is approximately $23.2 million. The Company classifies this lease as an operating lease. As a result, the Company recorded a Right of Use Assets – Operating Leases and Lease Liabilities – Operating Leases of approximately $23.9 million and $23.2 million, respectively, on its Consolidated Balance Sheets at March 31, 2024. The ground lease had operating lease costs of approximately $87,000 for the three months ended June 30, 2024 and for the period from March 28, 2024 through June 30, 2024.
The following table provides a maturity analysis for the air rights operating lease as of March 28, 2024 (in thousands):

Operating
Period from March 28, 2024 through December 31, 2024	$—
2025	750
2026	750
2027	750
2028	25,826
2029	500
Thereafter	2,000
Total lease payments	30,576
Less: Interest portion	7,391
Present value of lease payments	$23,185
The Company has a ground lease for the land underlying its residential property, The Skylyne, in Oakland, California. The Skylyne is a residential property consisting of 402 residential units and supporting retail space totaling approximately 331,000 net rentable square feet. The ground lease has approximately 92-years remaining (including extension options) and provides the Company with the right to purchase the land subject to certain conditions. When the lease was executed in 2017, the purchase option was considered a bargain purchase option and, as a result, the Company classified it as a finance lease and the Company assumed the lessor would exercise its right to require the Company to purchase the land in May 2024 for approximately $38.7 million. In May 2024 and as of the date of this report, the lessor has not exercised this option and the Company reassessed the accounting for the ground lease and determined that the purchase option continues to be considered a bargain purchase option and the ground lease will continue to be accounted for as a finance lease. The lease requires monthly base rental payments of a nominal amount until the purchase occurs, which the Company now estimates will be in 2030. As a result of the reassessment, the lease liability was remeasured and reduced to approximately $0.1 million. In conjunction with the reduction in the lease liability, the right of use asset was reduced to $0 and the difference between the lease liability and right of use asset of approximately $9.5 million was recorded as a decrease to interest expense for the three and six months ended June 30, 2024. There can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at June 30, 2024 and December 31, 2023:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		June 30, 2024	December 31, 2023
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(12,160)	$(5,996)
901 New York, LLC	901 New York Avenue	25.00%	(2)	—	(11,764)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	30,099	30,375
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(11,198)	(10,253)
501 K Street LLC	1001 6th Street	50.00%		45,923	44,774
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		44,223	45,201
Residential Tower Developer LLC	Hub50House	50.00%		42,547	40,235
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		13,863	13,494
Office Tower Developer LLC	100 Causeway Street	50.00%		56,602	57,660
1265 Main Office JV LLC	1265 Main Street	50.00%		3,562	3,585
BNY Tower Holdings LLC	Dock 72	50.00%	(4)	(8,154)	(11,890)
CA-Colorado Center, LLC	Colorado Center	50.00%		235,144	237,815
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		49,445	50,064
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		114,223	115,103
Platform 16 Holdings LP	Platform 16	55.00%		55,689	45,564
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		388,599	376,834
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,049	27,034
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(5)	46,222	44,734
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(6)	58,546	42,988
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		15,496	15,184
751 Gateway Holdings LLC	751 Gateway	49.00%		98,117	93,411
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		75,108	75,718
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		18,360	17,546
				$1,387,305	$1,337,416
 _______________
(1)Investments with deficit balances aggregating approximately $31.5 million and $39.9 million at June 30, 2024 and December 31, 2023, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
(2)At December 31, 2023, the Company’s economic ownership was approximately 50%. On January 8, 2024, the Company completed the acquisition of its joint venture partner’s 50% economic ownership interest for a gross purchase price of $10.0 million, as described in Note 3 and this Note 5. Since then, the Company accounts for its assets, liabilities and operations on a consolidated basis.

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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,749,980	$5,811,763
Other assets (2)	648,481	682,291
Total assets	$6,398,461	$6,494,054
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,184,773	$3,351,873
Other liabilities (3)	295,510	361,357
Members’/Partners’ equity	2,918,178	2,780,824
Total liabilities and members’/partners’ equity	$6,398,461	$6,494,054
Company’s share of equity	$1,330,301	$1,278,483
Basis differentials (4)	57,004	58,933
Carrying value of the Company’s investments in unconsolidated joint ventures (5)	$1,387,305	$1,337,416
_______________
(1)At June 30, 2024 and December 31, 2023, this amount included right of use assets - operating leases totaling approximately $19.5 million and $20.1 million, respectively.
(2)At June 30, 2024 and December 31, 2023, this amount included sales-type lease receivable, net totaling approximately $14.0 million and $13.9 million, respectively.
(3)At June 30, 2024 and December 31, 2023, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
(4)This amount represents the aggregate difference between the Company’s historical cost basis and the basis reflected at the joint venture level, which is typically amortized over the life of the related assets and liabilities. Basis differentials result from impairments of investments, acquisitions through joint ventures with no change in control and upon the transfer of assets that were previously owned by the Company into a joint venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the joint venture level. The Company’s basis differences include:

	June 30, 2024	December 31, 2023
Property	(in thousands)
Colorado Center	$297,474	$298,906
200 Fifth Avenue	53,949	58,308
Gateway Commons	50,312	48,971
Safeco Plaza	(29,279)	(29,678)
360 Park Avenue South	(115,181)	(116,534)
Dock 72	(93,775)	(95,521)
Platform 16	(142,680)	(143,052)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.
(5)Investments with deficit balances aggregating approximately $31.5 million and $39.9 million at June 30, 2024 and December 31, 2023, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.

The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue (1)	$120,152	$164,771	$250,546	$316,194
Expenses
Operating	46,453	61,023	95,649	118,229
Transaction costs	5	27	8	101
Depreciation and amortization	38,396	51,233	77,819	101,211
Total expenses	84,854	112,283	173,476	219,541
Other income (expense)
Loss from early extinguishment of debt	—	(3)	—	(3)
Interest expense	(43,299)	(58,799)	(86,862)	(116,049)
Unrealized gain on derivative instruments	848	14,457	10,960	3,847
Net income (loss)	$(7,153)	$8,143	$1,168	$(15,552)

Company’s share of net income (loss)	$(2,744)	$639	$214	$(6,263)
Gain on sale / consolidation	—	—	21,696	—
Basis differential (2)	(3,055)	(7,307)	(8,523)	(7,974)
Income (loss) from unconsolidated joint ventures	$(5,799)	$(6,668)	$13,387	$(14,237)
_______________
(1)Includes straight-line rent adjustments of approximately $6.2 million and $6.9 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $13.8 million and $13.2 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes depreciation and amortization of approximately $3.0 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $5.9 million and $7.4 million for the six months ended June 30, 2024 and 2023, respectively. Includes unrealized gain on derivative instruments of approximately $0.2 million and $3.9 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $2.9 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively. Includes straight-line rent adjustments of approximately $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $0.6 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Also includes net above-/below-market rent adjustments of approximately $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and approximately $0.4 million for the six months ended June 30, 2024 and 2023.
On January 2, 2024, a joint venture in which the Company has a 50% interest partially placed in-service 651 Gateway, an approximately 327,000 net rentable square foot laboratory/life sciences project in South San Francisco, California. The property is approximately 21% pre-leased as of July 31, 2024.
On January 8, 2024, the Company acquired its joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million in cash (See Note 3). Prior to the acquisition, the Company had a 50% economic ownership interest in the joint venture and accounted for it under the equity method of accounting. The acquisition resulted in the Company having full ownership of the joint venture such that the Company now accounts for its assets, liabilities, and operations on a consolidated basis in its financial statements instead of under the equity method of accounting and as a result recognized a gain on consolidation of approximately $21.8 million.
On February 6, 2024, a joint venture in which the Company owns a 25% interest extended the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the loan had an outstanding principal balance totaling $80.0 million and was scheduled to mature on February 9, 2024. The extended loan was scheduled to mature on May 9, 2024. On May 8, 2024, the loan was extended 30 days and on June 7, 2024, the loan was extended an additional 60 days. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and is scheduled to mature on August 7, 2024. As of June 30, 2024, the loan had an outstanding balance, including accrued interest, of approximately $112.8 million. The Company is the lender of the loan and the loan is reflected as Related Party Note Receivables, Net on the

Company’s Consolidated Balance Sheets. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
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
Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of June 30, 2024 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
7 Year Unsecured Senior Notes	3.200%	3.350%	$850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
Total principal			9,850,000
Less:
Net unamortized discount			11,934
Deferred financing costs, net			40,846
Total			$9,797,220
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

Unsecured Credit Facility
BPLP’s unsecured revolving credit facility (the “2021 Credit Facility”) provides for borrowings of up to $2.0 billion, as described below in this Note 6, through BPLP’s revolving facility, subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP had the option to increase the original total commitment of $1.5 billion by up to an additional $500.0 million by increasing the amount of the Revolving Facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (the “Accordion Option”). On September 28, 2023, BPLP exercised a portion of the Accordion Option which increased the then maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. On April 29, 2024, BPLP exercised the remainder of the Accordion Option and further increased the maximum borrowing amount under the 2021 Credit Facility to $2.0 billion. All other terms of the 2021 Credit Facility remain unchanged.
At June 30, 2024, BPLP had no amount outstanding under the 2021 Credit Facility. The 2021 Credit Facility is used as a backstop for BPLP’s $500.0 million unsecured commercial paper program (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2021 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
Unsecured Term Loan
On January 4, 2023, BPLP entered into a credit agreement that provided for a $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan.
On April 29, 2024, BPLP repaid $500.0 million of the outstanding balance under the 2023 Unsecured Term Loan from the proceeds of its unsecured commercial paper program (see “Unsecured Commercial Paper” below). At June 30, 2024, BPLP had $700.0 million of principal outstanding under the 2023 Unsecured Term Loan.
Under the credit agreement governing the 2023 Unsecured Term Loan, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. The 2023 Unsecured Term Loan had an initial maturity date of May 16, 2024, with one 12-month extension option, subject to customary conditions. On May 16, 2024, BPLP exercised its option to extend the maturity date of the 2023 Unsecured Term Loan to May 16, 2025. All other terms of the 2023 Unsecured Term Loan remain unchanged.
Unsecured Commercial Paper
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. Amounts available under the unsecured commercial paper program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under the 2021 Credit Facility. As of June 30, 2024, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 5.60% per annum and had a weighted-average maturity of 49 days, from the issuance date.
7. Derivative Instruments and Hedging Activities
BPLP’s agreements with the swap derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of June 30, 2024, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
BPLP assesses the effectiveness of its hedges both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not incur ineffectiveness during the three and six months ended June 30, 2024.
BPLP’s and SMBP LLC’s interest rate swap contracts consisted of the following at June 30, 2024 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
BPLP:
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Prepaid expenses and other assets	$6,768

SMBP LLC (1)
Interest Rate Swaps	300,000	December 14, 2023	April 1, 2025	2.661%	—	2.688%	Prepaid expenses and other assets	5,302
	$900,000							$12,070
_______________
(1)A subsidiary of the Company that is the borrower under the mortgage loan collateralized by its Santa Monica Business Park property.
The following table presents the location in the financial statements of the gains or losses recognized related to the Company’s cash flow hedges for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (1)	$936	$14,965	$17,287	$8,427
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$3,081	$1,674	$6,441	$3,349
Amount of gain (loss) relate do the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
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
Ineffective Hedging Instruments
During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting, and as such, any change in market value will be recognized in Gain (losses) from interest rate contracts in the Consolidated Statement of Operations. For the three and six months ended June 30, 2024 and 2023, the Company recognized no impact to its Consolidated Statement of Operations from entering into these agreements.
8. Commitments and Contingencies
General
In the normal course of business, the Company guarantees its performance of services or indemnifies third parties against its negligence. In addition, in the normal course of business, the Company guarantees to certain tenants the obligations of the Company’s subsidiaries to pay tenant improvement allowances and brokerage commissions in connection with their leases and limited costs arising from delays in delivery of their premises.

The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $21.5 million at June 30, 2024.
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
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2024, the maximum funding obligation under the guarantee was approximately $8.5 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of June 30, 2024, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale of Metropolitan Square, an approximately 657,000 square foot office building in Washington, DC in which the Company had a 20% equity interest, the Company agreed to become a co-lender of up to $20.0 million under a mezzanine loan. The mezzanine loan has a maximum principal amount of $100.0 million, and it is subordinate only to an existing senior loan. The mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of June 30, 2024, the Company has funded approximately $3.1 million under the mezzanine loan.
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

In the first quarter of 2023, the Company commenced development of 290 Binney Street, an approximately 573,000 net rentable square foot laboratory/life sciences property that is 100% pre-leased to AstraZeneca Pharmaceuticals (“AstraZeneca”). The Company has a 55% interest in the joint venture that owns 290 Binney Street. Brammer subleases the premises at 250 Binney Street, the Company’s approximately 67,000 net rentable square foot life sciences property that is adjacent to 290 Binney Street.
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
The Company believes it has meritorious defenses against Brammer’s claims and intends to defend against them vigorously. However, there can be no assurance the Company will prevail in the litigation. If the Company is enjoined from further construction activities, it could suffer delays in construction that could result in its failure to deliver a completed building on the schedule contemplated by the Company’s lease with AstraZeneca or at all, and this could result in owing financial penalties to AstraZeneca and other third parties. Although the Company is unable to estimate a range of loss for all related matters for which losses are reasonably possible, if the court grants injunctive relief or awards monetary damages to Brammer, it could have a material adverse effect on the Company’s results of operations and financial condition.
On May 16, 2024, Brammer’s motion for a preliminary injunction was denied by the trial court. Brammer subsequently appealed that decision, electing pursuant to Massachusetts civil procedure rules to petition for appeals to both a single justice of the Massachusetts Appeals Court and to a full appellate panel. On July 16, 2024, the single justice assigned to the appeal issued an order declining to rule on the substance of the appeal petition, which means that the appeal will be decided by the full panel. A date has not yet been set for the full panel hearing.
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
9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of June 30, 2024, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2022 MYLTIP Units	2023 MYLTIP Units	2024 MYLTIP Units
16,454,712	2,681,580	252,151	322,053	330,479
__________
(1)Includes 666,405 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2021 (i.e., 2012 OPP and 2013 - 2021 MYLTIP awards).
Noncontrolling Interest—Common Units
During the six months ended June 30, 2024, 76,906 OP Units were presented by the holders for redemption (including an aggregate of 56,489 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At June 30, 2024, BPLP had outstanding the 2022 - 2024 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2022 - 2024 MYLTIP Units, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on a number of shares of

Common Stock agreed to the number of 2022 - 2024 MYLTIP Units that are earned, less the distributions actually paid during the performance period on all of the awarded 2022 - 2024 MYLTIP Units.
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
The following table presents BPLP’s distributions on the OP Units and LTIP Units and MYLTIP Units paid or declared in 2024 and during the six months ended June 30, 2023:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
June 28, 2024	July 31, 2024	$0.98	$0.098
March 28, 2024	April 30, 2024	$0.98	$0.098
December 29, 2023	January 30, 2024	$0.98	$0.098

June 30, 2023	July 31, 2023	$0.98	$0.098
March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2021 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at June 30, 2024 was approximately $1.2 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $61.56 per share on June 28, 2024.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.8 billion and $1.6 billion at June 30, 2024 and December 31, 2023, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
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

These adjustments will impact additional paid-in capital and noncontrolling interest in property partnerships in the Company’s Consolidated Balance Sheets. For the three and six months ended June 30, 2024, the adjustment was approximately $(15.7) million and $35.0 million, respectively.
290 Binney Street is an approximately 573,000 net rentable square foot laboratory/life sciences development project located in Cambridge, Massachusetts.  The  development project is 100% pre-leased to a life sciences company.
10. Stockholders’ Equity / Partners’ Capital
As of June 30, 2024, BXP had 157,097,841 shares of Common Stock outstanding.
As of June 30, 2024, BXP owned 1,762,341 general partnership units and 155,335,500 limited partnership units in BPLP.
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
During the six months ended June 30, 2024, BXP issued 76,906 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.
The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2024 and during the six months ended June 30, 2023:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
June 28, 2024	July 31, 2024	$0.98	$0.98
March 28, 2024	April 30, 2024	$0.98	$0.98
December 29, 2023	January 30, 2024	$0.98	$0.98

June 30, 2023	July 31, 2023	$0.98	$0.98
March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98
11. Segment Information
The following tables present reconciliations of Net Income Attributable to BXP, Inc. to the Company’s share of Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to the Company’s share of Net Operating Income for the three and six months ended June 30, 2024 and 2023.

BXP

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income attributable to BXP, Inc.	$79,615	$104,299	$159,498	$182,215
Add:
Noncontrolling interest—common units of the Operating Partnership	9,509	12,117	19,009	21,169
Noncontrolling interests in property partnerships	17,825	19,768	35,046	38,428
Interest expense	149,642	142,473	311,533	276,680
Impairment loss	—	—	13,615	—
Net operating income from unconsolidated joint ventures	31,587	42,254	67,017	83,010
Depreciation and amortization expense	219,542	202,577	438,258	411,311
Transaction costs	189	308	702	1,219
Payroll and related costs from management services contracts	4,148	4,609	8,441	9,844
General and administrative expense	44,109	44,175	94,127	99,977
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,391	47,958	93,961	95,055
Unrealized gain on non-real estate investment	58	124	454	383
Gains from investments in securities	315	1,571	2,587	3,236
Interest and other income (loss)	10,788	17,343	25,317	28,284
Income (loss) from unconsolidated joint ventures	(5,799)	(6,668)	13,387	(14,237)
Direct reimbursements of payroll and related costs from management services contracts	4,148	4,609	8,441	9,844
Development and management services revenue	6,352	9,858	12,506	18,838
Company’s share of Net Operating Income	$492,913	$497,785	$990,593	$982,450

BPLP

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$90,827	$118,098	$181,907	$206,928
Add:
Noncontrolling interests in property partnerships	17,825	19,768	35,046	38,428
Interest expense	149,642	142,473	311,533	276,680
Impairment loss	—	—	13,615	—
Net operating income from unconsolidated joint ventures	31,587	42,254	67,017	83,010
Depreciation and amortization expense	217,839	200,895	434,858	407,767
Transaction costs	189	308	702	1,219
Payroll and related costs from management services contracts	4,148	4,609	8,441	9,844
General and administrative expense	44,109	44,175	94,127	99,977
Less:
Net operating income attributable to noncontrolling interests in property partnerships	47,391	47,958	93,961	95,055
Unrealized gain on non-real estate investment	58	124	454	383
Gains from investments in securities	315	1,571	2,587	3,236
Interest and other income (loss)	10,788	17,343	25,317	28,284
Income (loss) from unconsolidated joint ventures	(5,799)	(6,668)	13,387	(14,237)
Direct reimbursements of payroll and related costs from management services contracts	4,148	4,609	8,441	9,844
Development and management services revenue	6,352	9,858	12,506	18,838
Company’s share of Net Operating Income	$492,913	$497,785	$990,593	$982,450
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains from investments in securities, interest and other income (loss), income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), less the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures, as defined above, also does not include its share of losses from early extinguishment of debt, unrealized gain on derivative instruments and gain on sale / consolidation, all of which are included within Income (Loss) from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
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

Information by geographic area and property type (dollars in thousands):
For the three months ended June 30, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$285,352	$18,472	$261,805	$131,709	$10,520	$105,086	$812,944
Residential	4,272	—	—	3,318	—	4,636	12,226
Hotel	14,812	—	—	—	—	—	14,812
Total	304,436	18,472	261,805	135,027	10,520	109,722	839,982
% of Grand Totals	36.25%	2.20%	31.17%	16.07%	1.25%	13.06%	100.00%
Rental Expenses:
Premier Workplace	108,908	6,767	108,476	48,668	3,290	39,578	315,687
Residential	1,543	—	—	2,169	—	2,027	5,739
Hotel	9,839	—	—	—	—	—	9,839
Total	120,290	6,767	108,476	50,837	3,290	41,605	331,265
% of Grand Totals	36.31%	2.04%	32.75%	15.35%	0.99%	12.56%	100.00%
Net operating income	$184,146	$11,705	$153,329	$84,190	$7,230	$68,117	$508,717
% of Grand Totals	36.20%	2.30%	30.14%	16.55%	1.42%	13.39%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,924)	—	(36,467)	—	—	—	(47,391)
Add: Company’s share of net operating income from unconsolidated joint ventures	8,691	7,035	3,158	4,411	1,938	6,354	31,587
Company’s share of net operating income	$181,913	$18,740	$120,020	$88,601	$9,168	$74,471	$492,913
% of Grand Totals	36.91%	3.80%	24.35%	17.97%	1.86%	15.11%	100.00%
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

For the six months ended June 30, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$565,818	$38,873	$522,614	$264,323	$21,430	$208,008	$1,621,066
Residential	8,468	—	—	7,276	—	9,166	24,910
Hotel	22,998	—	—	—	—	—	22,998
Total	597,284	38,873	522,614	271,599	21,430	217,174	1,668,974
% of Grand Totals	35.80%	2.33%	31.31%	16.27%	1.28%	13.01%	100.00%
Rental Expenses:
Premier Workplace	214,079	13,334	215,957	95,610	6,371	78,807	624,158
Residential	3,136	—	—	4,387	—	3,902	11,425
Hotel	15,854	—	—	—	—	—	15,854
Total	233,069	13,334	215,957	99,997	6,371	82,709	651,437
% of Grand Totals	35.77%	2.05%	33.15%	15.35%	0.98%	12.70%	100.00%
Net operating income	$364,215	$25,539	$306,657	$171,602	$15,059	$134,465	$1,017,537
% of Grand Totals	35.80%	2.51%	30.14%	16.86%	1.48%	13.21%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(21,980)	—	(71,981)	—	—	—	(93,961)
Add: Company’s share of net operating income from unconsolidated joint ventures	17,448	14,283	9,142	9,565	3,814	12,765	67,017
Company’s share of net operating income	$359,683	$39,822	$243,818	$181,167	$18,873	$147,230	$990,593
% of Grand Totals	36.31%	4.02%	24.61%	18.29%	1.91%	14.86%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the six months ended June 30, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Premier Workplace	$539,415	$—	$521,171	$272,334	$31,318	$181,384	$1,545,622
Residential	8,173	—	—	7,506	—	8,300	23,979
Hotel	22,070	—	—	—	—	—	22,070
Total	569,658	—	521,171	279,840	31,318	189,684	1,591,671
% of Grand Totals	35.79%	—%	32.74%	17.58%	1.97%	11.92%	100.00%
Rental Expenses:
Premier Workplace	195,646	—	205,433	94,282	6,042	69,695	571,098
Residential	3,153	—	—	4,388	—	3,705	11,246
Hotel	14,832	—	—	—	—	—	14,832
Total	213,631	—	205,433	98,670	6,042	73,400	597,176
% of Grand Totals	35.78%	—%	34.40%	16.52%	1.01%	12.29%	100.00%
Net operating income	$356,027	$—	$315,738	$181,170	$25,276	$116,284	$994,495
% of Grand Totals	35.80%	—%	31.75%	18.22%	2.54%	11.69%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(22,160)	—	(72,895)	—	—	—	(95,055)
Add: Company’s share of net operating income from unconsolidated joint ventures	17,348	25,993	7,013	6,796	3,724	22,136	83,010
Company’s share of net operating income	$351,215	$25,993	$249,856	$187,966	$29,000	$138,420	$982,450
% of Grand Totals	35.75%	2.65%	25.43%	19.13%	2.95%	14.09%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.
12. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income attributable to BXP, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income attributable to BXP, Inc. by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units required, and the 2022 - 2024 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended June 30, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$79,615	157,039	$0.51
Effect of Dilutive Securities:
Stock Based Compensation	—	252	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$79,615	157,291	$0.51

	Three months ended June 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$104,299	156,826	$0.67
Effect of Dilutive Securities:
Stock Based Compensation	—	392	(0.01)
Diluted Earnings:
Net income attributable to BXP, Inc.	$104,299	157,218	$0.66

	Six months ended June 30, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc. common shareholders	$159,498	157,011	$1.02
Effect of Dilutive Securities:
Stock Based Compensation	—	199	(0.01)
Diluted Earnings:
Net income attributable to BXP, Inc. common shareholders	$159,498	157,210	$1.01

	Six months ended June 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc. common shareholders	$182,215	156,815	$1.16
Effect of Dilutive Securities:
Stock Based Compensation	—	316	—
Diluted Earnings:
Net income attributable to BXP, Inc. common shareholders	$182,215	157,131	$1.16

BPLP
The following table provides a reconciliation of both the net income attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units required, and the 2022 - 2024 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 18,369,000 and 17,922,000 redeemable common units for the three months ended June 30, 2024 and 2023, respectively, and 18,321,000 and 17,878,000 redeemable common units for the six months ended June 30, 2024 and 2023, respectively.

	Three months ended June 30, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$90,827	175,408	$0.52
Effect of Dilutive Securities:
Stock Based Compensation	—	252	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$90,827	175,660	$0.52

	Three months ended June 30, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$118,098	174,748	$0.68
Effect of Dilutive Securities:
Stock Based Compensation	—	392	(0.01)
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$118,098	175,140	$0.67

	Six months ended June 30, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$181,907	175,332	$1.04
Effect of Dilutive Securities:
Stock Based Compensation	—	199	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$181,907	175,531	$1.04

	Six months ended June 30, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$206,928	174,693	$1.18
Effect of Dilutive Securities:
Stock Based Compensation	—	316	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$206,928	175,009	$1.18

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
During the six months ended June 30, 2024, BXP issued 83,316 shares of restricted common stock and BPLP issued 449,550 LTIP Units and 330,479 2024 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2024 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the six months ended June 30, 2024 were valued at approximately $5.3 million. The LTIP Units granted were valued at approximately $26.6 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2024 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $16.0 million and $14.9 million for the three months ended June 30, 2024 and 2023, respectively, and
$34.5 million and $40.9 million for the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, there was (1) an aggregate of approximately $28.9 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $0.1 million of unrecognized compensation expense related to unvested 2022 - 2024 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.7 years.
14. Subsequent Events
On July 12, 2024, a joint venture in which the Company has a 20% ownership interest partially placed in-service Skymark, a luxury residential property located in Reston, Virginia, that consists of 508 residential units aggregating approximately 417,000 net rentable square feet across a five-story low-rise building and an iconic 39-story tower, which is one of the tallest buildings in Northern Virginia.
On July 18, 2024, a joint venture in which the Company has a 50% ownership interest extended by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the extension, the loan had an outstanding balance totaling approximately $333.6 million, bore interest at Term SOFR plus 1.48% per annum, and was scheduled to mature on September 5, 2024. Following the extension, the loan will continue to bear interest at Term SOFR plus 1.48% per annum, and is scheduled to mature on September 5, 2025. 100 Causeway Street is an approximately 634,000 net rentable square foot premier workplace located in Boston, Massachusetts.
On July 22, 2024, the Company executed an amendment to the agreement with a third-party developer for the sale of a portion of the Company’s Shady Grove property for approximately $24.7 million (See Note 3). Thereafter, the third-party developer completed their due diligence and their deposit of approximately $2.5 million became non-refundable. The properties under agreement comprise of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. The disposition is subject to satisfaction of customary closing conditions and there can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to the impact of changes in general economic and capital market conditions, including continued inflation, high interest rates, supply chain disruptions, labor market disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior resulting from the severity and duration of any downturn in the U.S. or global economy, sustained changes in client preferences and space utilization, as well as the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A, if any.
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
•risks associated with legal proceedings and other claims that could result in substantial monetary damages and other costs;
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
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of June 30, 2024) in the U.S. that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvements, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights and general economic factors.
We believe our key competitive advantages are our commitment to the office asset class and to our clients as many competitors disinvest in the sector, a strong balance sheet with access to capital in the secured and unsecured debt and private equity markets, and one of the highest quality portfolios of premier workplaces in the U.S. assembled over several decades of intentional development, acquisitions and dispositions. Today, clients and their advisors are more focused than ever on these attributes for their building owners, which distinguishes BXP among its competitors.
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients that are diverse across market sectors.
This strategy is more valuable than ever as our clients are interested in premier workplaces in vibrant, amenitized, accessible and high-demand workplaces to encourage more in-person work. This interest has resulted in the acceleration of flight to quality in the office industry. Over the past several years, BXP’s experience and performance has diverged from the larger market and media sentiment, as premier workplaces have outperformed the broader office market consistently and substantially. We believe this divergence validates our strategy and differentiates BXP from other office companies. Although overall leasing demand has still not returned to pre-pandemic levels, since the first quarter of 2021, premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels and rental rates. This outperformance is evident in BXP’s portfolio where approximately 90% of our share of net operating income (“NOI”) comes from predominantly premier workplaces located in CBDs. As of June 30, 2024, these CBD assets are 90.4% occupied and 92.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with generally accepted accounting principles (“GAAP”)). For a detailed discussion of our share of NOI, including the reasons management believes the metric is useful to investors and a reconciliation to the most comparable GAAP measure, see page 35.
As of June 30, 2024, the weighted-average remaining lease term (1) for our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.7 years, and (2) for our 20 largest clients, based on square feet, was approximately 10.3 years.
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
Outlook
We continue to experience market tailwinds from the two most important external forces impacting BXP’s performance: interest rates and corporate earnings growth. The U.S. inflation report released on July 11, 2024 reflected a 3% inflation rate for the 12 months ending in June 2024, which was lower than expected. This report sparked new forecasts of accelerated interest rate cuts by the Federal Reserve as well as lower market yields for the 10-year U.S. Treasury Note. Lower interest rates are favorable for real estate and BXP’s valuation, as well as broader corporate earnings growth, which is the second important external factor driving BXP’s performance. After remaining flat for all of 2023, S&P 500 earnings growth was 6.6% in the first quarter of 2024 and is expected to be approximately 9% for the second quarter. In our experience, companies with earnings growth are much more likely to invest, hire and lease additional space, which is consistent with our growing leasing volumes this year.
We are also experiencing moderate but steady increases in workers returning to the office based on the turnstile data we capture for roughly half of our portfolio. Corporations continue to push for increased office attendance, including a large technology company that recently announced its policy shift from primarily remote work to mandatory office attendance of three to five days per week depending on job function.
Although remote work continues to be a factor restraining demand for office space, we believe economic conditions are the primary driver of leasing activity. As overall earnings growth for our clients and potential clients improves, it should lead to employment growth and demand for office space over time. We expect our leasing, construction and property management teams will continue to lean on our operating prowess to gain new clients and market share as clients choose premier workplaces that are in sound financial condition for their office space, which will increase our occupancy over time.
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
In light of the uncertain trajectory of the U.S. and global economies, we continue to position BXP for success by increasing liquidity, managing our leverage, pursuing additional capital raising opportunities and maintaining discipline in discretionary capital expenditures, while continuing to selectively invest (including through both acquisitions and developments) in premier workplace opportunities. We remain focused on the following strategies:
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
•continuing to raise the bar in the quality of our portfolio and actively recycling capital by selling assets, subject to market conditions, which we believe no longer fit within our portfolio strategy or could attract premium pricing in the current market;
•actively managing our operations in a sustainable and responsible manner; and
•prioritizing risk management by actively managing liquidity, investing more extensively with joint venture partners to manage our debt levels, and being highly selective in new investment commitments.
The following is an overview of leasing and investment activity in the second quarter of 2024 and recent business highlights.
Leasing Activity and Occupancy
We are experiencing an improving operating environment. Although all the markets we operate in still need consistent incremental absorption to constitute a macro recovery, we have started to see pockets of strength where low availability is driving constructive client behavior. As clients choose premier properties in sound financial condition, with building owners that are committed for the long term to their properties operated by the best property management teams, we expect to continue to be successful in gaining market share despite limited demand growth.
In the second quarter of 2024, we executed 73 leases totaling over 1.3 million square feet with a weighted-average lease term of approximately 9.0 years. The approximately 1.3 million square feet of leasing represents a 41% increase from the second quarter of 2023 and 93% of our 10-year leasing average for the second quarter.
BXP’s CBD portfolio of premier workplaces was 90.4% occupied and 92.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) at June 30, 2024. Approximately 90% of our share of NOI comes from assets located in our CBD portfolio, underscoring the strength of BXP’s strategy to invest in the highest quality buildings in dynamic urban gateway markets. For a detailed discussion of our share of NOI, including the reasons management believes the metric is useful to investors and a reconciliation to the most comparable GAAP measure, see page 35.
The overall occupancy of our in-service office and retail properties was 87.1% at June 30, 2024, a decrease of 110 basis points from March 31, 2024. This is consistent with our previously communicated expectations and is primarily due to expected lease expirations. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP. Including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP, our in-service office and retail properties were approximately 89.1% leased at June 30, 2024.
Investment Activity
We remain in active pursuit of opportunities in our core markets and asset types with primarily two types of counterparties: lenders to highly leveraged assets that require recapitalization and institutional owners seeking to diversify from the office asset class. To date, there has been limited market transaction activity for higher-quality office assets, though increasingly owners are testing the market to understand pricing. With lenders, there are fewer premier workplaces that are struggling with leverage, and in the few cases involving premier workplaces, lenders are generally electing to extend loans to borrowers who agree to invest modestly in their assets. Institutional owners are less interested in selling their higher quality assets, and there remains a material bid-ask spread given that, in most cases, assets have not been marked down to market-clearing levels. Notwithstanding these current challenges, we expect that transactions and our investment activity will increase in the coming quarters given the volume of maturing financings, continued mark downs in institutional portfolios and prolonged high interest rates. We also have interest from institutional investors in co-investing with us for select opportunities.
As of June 30, 2024, our development/redevelopment pipeline consisted of 10 properties that, when completed, we expect will total approximately 3.1 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.5 billion, of which approximately $1.3 billion remains to be invested. The commercial space in the pipeline, which excludes the residential projects, was 53% pre-leased as of July 31, 2024.
In the second quarter of 2024, we completed and fully placed in-service 760 Boylston Street, an approximately 118,000 net rentable square feet retail redevelopment located in Boston, Massachusetts. The property is 100% leased to DICK’S Sporting Goods’ Boston House of Sport.
In July 2024, BXP partially placed in-service Skymark, a luxury residential property in Reston, Virginia that consists of 508 residential units across a five-story low-rise building and an iconic 39-story tower, which is one of the tallest buildings in Northern Virginia. The residential property is owned by a joint venture in which BXP has a 20% interest.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. We are currently in active negotiations for the disposition of four land positions which, if successful, would generate approximately $150 million of proceeds, half of which could be realized this year. However, there can be no assurance that we will complete any of these transactions on the terms currently contemplated or at all.
A brief overview of each of our markets follows.
Boston
During the second quarter of 2024, we executed approximately 344,000 square feet of leases and approximately 375,000 square feet of leases commenced in the Boston region. Approximately 171,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 10.8% over the prior leases.
As of June 30, 2024, our approximately 8.4 million square foot Boston CBD in-service portfolio was approximately 94.9% occupied and approximately 96.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Our approximately 2.5 million square foot in-service premier workplace CBD portfolio in Cambridge was approximately 96.7% occupied and 96.7% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) as of June 30, 2024.

As of June 30, 2024, our Route 128-Mass Turnpike in-service portfolio is comprised of approximately 4.7 million square feet and was approximately 76.8% occupied and approximately 79.4% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property. As of June 30, 2024, our LA in-service properties were approximately 85.0% occupied and 86.0% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
New York
During the second quarter of 2024, we executed approximately 447,000 square feet of leases in the New York region and approximately 86,000 square feet of leases commenced. Approximately 55,000 square feet of the leases that commenced had been vacant for less than one year and they represent a decrease in net rental obligations of approximately 7.3% over the prior leases. As of June 30, 2024, our New York CBD in-service portfolio was approximately 90.8% occupied and approximately 94.6% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
San Francisco
During the second quarter of 2024, we executed approximately 147,000 square feet of leases and approximately 169,000 square feet of leases commenced in the San Francisco region. Approximately 115,000 square feet of leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 15.5% over the prior leases.
As of June 30, 2024, our San Francisco CBD in-service properties were approximately 84.0% occupied and approximately 84.4% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 762,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of June 30, 2024, these in-service properties were approximately 80.2% occupied and approximately 83.0% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Washington, DC
During the second quarter of 2024, we executed approximately 363,000 square feet of leases and approximately 140,000 square feet of leases commenced in the Washington, DC region. Approximately 32,000 square feet of the leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 1.3% over the prior leases.
As of June 30, 2024, our Washington, DC CBD in-service properties were approximately 87.5% occupied and approximately 88.1% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of June 30, 2024, our Reston CBD portfolio was approximately 93.9% occupied and approximately 96.1% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the three and six months ended June 30, 2024:

	Three months ended June 30, 2024	Six months ended June 30, 2024
	(Square Feet)
Vacant space available at the beginning of the period	5,758,606	5,696,007
Vacant space from property dispositions/properties taken out of service (1)	(30,000)	(263,694)
Vacant space from properties placed (and partially placed) in-service (2)	117,907	162,559
Leases expiring or terminated during the period	1,214,346	2,899,142
Total space available for lease	7,060,859	8,494,014
1st generation leases	168,600	340,591
2nd generation leases with new clients	329,238	743,970
2nd generation lease renewals	273,722	1,120,154
Total space leased (3)	771,560	2,204,715
Vacant space available for lease at the end of the period	6,289,299	6,289,299

Leases executed during the period (4)	1,322,664	2,216,605

Second generation leasing information: (5)
Leases commencing during the period, in square feet	602,960	1,864,124
Weighted Average Lease Term	69 Months	97 Months
Weighted Average Free Rent Period	147 Days	110 Days
Total Transaction Costs Per Square Foot (6)	$63.24	$74.12
Increase in Gross Rents (7)	4.16%	6.27%
Increase in Net Rents (8)	5.65%	8.85%
 __________________
(1)Total vacant square feet of properties taken out of service during the three months ended June 30, 2024 consists of 30,000 square feet at 17 Hartwell Avenue. Total vacant square feet of properties taken out of service during the six months ended June 30, 2024 consists 162,274 square feet at 1050 Winter Street, 71,420 square feet at 15825 Shady Grove Road and 30,000 square feet at 17 Hartwell Avenue.
(2)Total vacant square feet of properties placed in service during the three months ended June 30, 2024 consists of 117,907 square feet at 760 Boylston Street. Total vacant square feet of properties placed in service during the six months ended June 30, 2024 consists of 44,652 square feet at 651 Gateway and 117,907 square feet at 760 Boylston Street.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and six months ended June 30, 2024.
(4)Represents leases executed during the three and six months ended June 30, 2024 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and recognized during the three and six months ended June 30, 2024 are 121,600 and 476,167 square feet, respectively.
(5)Second generation leases are defined as leases for space that we have previously leased. Of the 602,960 and 1,864,124 square feet of second generation leases that commenced during the three and six months ended June 30, 2024, respectively, leases for 489,691 and 1,396,288 square feet, respectively, were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.
(7)Represents the increase (decrease) in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 373,884 and 1,427,275 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2024, respectively; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase (decrease) in net rent (gross rent less operating expenses) on the new versus expired leases on the 373,884 and 1,427,275 square feet of second generation leases that had been occupied within the prior 12 months for the three and six months ended June 30, 2024, respectively.
Transactions during the three months ended June 30, 2024 included the following:
Pending disposition activity
•On May 7, 2024, we entered into an agreement with a third-party developer for the sale of a portion of our Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland for an aggregate gross sale price of approximately $24.8 million (See Note 3). On July 22, 2024, we executed an amendment to the agreement for an aggregate gross sale price of approximately $24.7 million. Thereafter, the third-party developer completed their due diligence and their deposit of approximately $2.5 million became non-refundable. 2 Choke Cherry Road and 2094 Gaither Road are two vacant office properties aggregating approximately 143,000 net rentable square feet that were taken out of service and held for redevelopment. The disposition is subject to satisfaction of customary closing conditions and there can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
Development activity
•On April 5, 2024, we completed and fully placed in-service 760 Boylston Street, an approximately 118,000 net rentable square foot retail redevelopment located in Boston, Massachusetts.
Lease activity
•We have a ground lease for the land underlying our residential property, The Skylyne, in Oakland, California. The Skylyne is a residential property consisting of 402 residential units and supporting retail space totaling approximately 331,000 net rentable square feet. The ground lease has approximately 92-years remaining (including extension options) and provides us with the right to purchase the land subject to certain conditions. When the lease was executed in 2017, the purchase option was considered a bargain purchase option and, as a result, we classified it as a finance lease and we assumed the lessor would exercise its right to require us to purchase the land in May 2024 for approximately $38.7 million. In May 2024 and as of the date of this report, the lessor has not exercised this option and we reassessed the accounting for the ground lease and determined that the purchase option continues to be considered a bargain purchase option and the ground lease will continue to be accounted for as a finance lease. The lease requires monthly base rental payments of a nominal amount until the purchase occurs, which we now estimate will be in 2030. As a result of the reassessment, the lease liability was remeasured and reduced to approximately $0.1 million. In conjunction with the reduction in the lease liability, the right of use asset was reduced to $0 and the difference between the lease liability and right of use asset of approximately $9.5 million was recorded as a decrease to interest expense for the three and six months ended June 30, 2024. There can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
Unconsolidated joint ventures activity
•On May 8, 2024, a joint venture in which we own a 25% interest extended by 30 days the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the loan had an outstanding principal balance totaling $80.0 million and was scheduled to mature on May 9, 2024. On June 7, 2024, the loan was extended an additional 60 days. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and is scheduled to mature on August 7, 2024. As of June 30, 2024, the loan had an outstanding balance, including accrued interest, of approximately $112.8 million. We are the lender of the loan and the loan is reflected as related party note receivables, net on our Consolidated Balance Sheets. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.

Debt activities
•On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. Amounts available under the unsecured commercial paper program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under BPLP's unsecured revolving credit facility (the “2021 Credit Facility”). As of June 30, 2024, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 5.60% per annum and had a weighted-average maturity of 49 days, from the issuance date.
•On April 29, 2024, BPLP repaid $500.0 million of the outstanding balance of its $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”) from the proceeds of its unsecured commercial paper program. On May 16, 2024, BPLP exercised its option to extend the maturity date of the 2023 Unsecured Term Loan to May 16, 2025. All other terms of the 2023 Unsecured Term Loan remain unchanged.
•On April 29, 2024, BPLP increased the maximum borrowing amount under the 2021 Credit Facility from $1.815 billion to $2.0 billion. All other terms of the 2021 Credit Facility, including its maturity date of June 15, 2026, remain unchanged.
Transactions completed subsequent to June 30, 2024 included the following:
•On July 12, 2024, a joint venture in which we have a 20% ownership interest partially placed in-service Skymark, a luxury residential property located in Reston, Virginia, that consists of 508 residential units aggregating approximately 417,000 net rentable square feet across a five-story low-rise building and an iconic 39-story tower, which is one of the tallest buildings in Northern Virginia.
•On July 18, 2024, a joint venture in which we have a 50% ownership interest extended by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the extension, the loan had an outstanding balance totaling approximately $333.6 million, bore interest at Term SOFR plus 1.48% per annum, and was scheduled to mature on September 5, 2024. Following the extension, the loan will continue to bear interest at Term SOFR plus 1.48% per annum, and is scheduled to mature on September 5, 2025. 100 Causeway Street is an approximately 634,000 net rentable square foot premier workplace located in Boston, Massachusetts.
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
Results of Operations for the Six Months Ended June 30, 2024 and 2023
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership decreased by approximately $22.7 million and $25.0 million, respectively, for the six months ended June 30, 2024 compared to 2023, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following are reconciliations of Net Income Attributable to BXP, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the six months ended June 30, 2024 and 2023. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 58.
BXP

	Six months ended June 30,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$159,498	$182,215	$(22,717)	(12.47)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	19,009	21,169	(2,160)	(10.20)%
Noncontrolling interests in property partnerships	35,046	38,428	(3,382)	(8.80)%
Net Income	213,553	241,812	(28,259)	(11.69)%
Other Expenses:
Add:
Interest expense	311,533	276,680	34,853	12.60%
Impairment loss	13,615	—	13,615	100.00%
Other Income:
Less:
Unrealized gain on non-real estate investment	454	383	71	18.54%
Gains from investments in securities	2,587	3,236	(649)	(20.06)%
Interest and other income (loss)	25,317	28,284	(2,967)	(10.49)%
Income (loss) from unconsolidated joint ventures	13,387	(14,237)	27,624	194.03%
Other Expenses:
Add:
Depreciation and amortization expense	438,258	411,311	26,947	6.55%
Transaction costs	702	1,219	(517)	(42.41)%
Payroll and related costs from management services contracts	8,441	9,844	(1,403)	(14.25)%
General and administrative expense	94,127	99,977	(5,850)	(5.85)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,441	9,844	(1,403)	(14.25)%
Development and management services revenue	12,506	18,838	(6,332)	(33.61)%
Net Operating Income	$1,017,537	$994,495	$23,042	2.32%

BPLP

	Six months ended June 30,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$181,907	$206,928	$(25,021)	(12.09)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	35,046	38,428	(3,382)	(8.80)%
Net Income	216,953	245,356	(28,403)	(11.58)%
Other Expenses:
Add:
Interest expense	311,533	276,680	34,853	12.60%
Impairment loss	13,615	—	13,615	100.00%
Other Income:
Less:
Unrealized gain on non-real estate investment	454	383	71	18.54%
Gains from investments in securities	2,587	3,236	(649)	(20.06)%
Interest and other income (loss)	25,317	28,284	(2,967)	(10.49)%
Income (loss) from unconsolidated joint ventures	13,387	(14,237)	27,624	194.03%
Other Expenses:
Add:
Depreciation and amortization expense	434,858	407,767	27,091	6.64%
Transaction costs	702	1,219	(517)	(42.41)%
Payroll and related costs from management services contracts	8,441	9,844	(1,403)	(14.25)%
General and administrative expense	94,127	99,977	(5,850)	(5.85)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	8,441	9,844	(1,403)	(14.25)%
Development and management services revenue	12,506	18,838	(6,332)	(33.61)%
Net Operating Income	$1,017,537	$994,495	$23,042	2.32%
At June 30, 2024 and 2023, we owned or had joint venture interests in a portfolio of 186 and 191 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the six months ended June 30, 2024 and 2023 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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

NOI is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains from investments in securities, interest and other income (loss), income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
We believe that in order to understand our operating results, NOI should be examined in conjunction with net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as a substitute for net income attributable to BXP, Inc. or net income attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
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
Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 129 properties totaling approximately 40.7 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2023 and owned and in service through June 30, 2024. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2023 or disposed of on or prior to June 30, 2024. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the six months ended June 30, 2024 and 2023 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold. We did not sell any properties during the six months ended June 30, 2024 and 2023.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Total Property Portfolio
	2024	2023	Increase/ (Decrease)	% Change	2024	2023	2024	2023	2024	2023	2024	2023	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$1,471,480	$1,483,533	$(12,053)	(0.81)%	$50,501	$—	$29,199	$10,043	$1,288	$2,351	$1,552,468	$1,495,927	$56,541	3.78%
Termination Income	2,651	32	2,619	8,184.38%	189	—	—	—	—	—	2,840	32	2,808	8,775.00%
Lease Revenue	1,474,131	1,483,565	(9,434)	(0.64)%	50,690	—	29,199	10,043	1,288	2,351	1,555,308	1,495,959	59,349	3.97%
Parking and Other	60,375	49,128	11,247	22.89%	4,415	—	938	538	30	(3)	65,758	49,663	16,095	32.41%
Total Rental Revenue (1)	1,534,506	1,532,693	1,813	0.12%	55,105	—	30,137	10,581	1,318	2,348	1,621,066	1,545,622	75,444	4.88%
Real Estate Operating Expenses	591,822	560,731	31,091	5.54%	19,452	—	10,241	4,160	2,643	6,207	624,158	571,098	53,060	9.29%
Net Operating Income (Loss), Excluding Residential and Hotel	942,684	971,962	(29,278)	(3.01)%	35,653	—	19,896	6,421	(1,325)	(3,859)	996,908	974,524	22,384	2.30%
Residential Net Operating Income (2)	13,485	12,733	752	5.91%	—	—	—	—	—	—	13,485	12,733	752	5.91%
Hotel Net Operating Income (2)	7,144	7,238	(94)	(1.30)%	—	—	—	—	—	—	7,144	7,238	(94)	(1.30)%
Net Operating Income (Loss)	$963,313	$991,933	$(28,620)	(2.89)%	$35,653	$—	$19,896	$6,421	$(1,325)	$(3,859)	$1,017,537	$994,495	$23,042	2.32%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 58. Residential Net Operating Income for the six months ended June 30, 2024 and 2023 is comprised of Residential Revenue of $24,910 and $23,979 less Residential Expenses of $11,425 and $11,246, respectively. Hotel Net Operating Income for the six months ended June 30, 2024 and 2023 is comprised of Hotel Revenue of $22,998 and $22,070 less Hotel Expenses of $15,854 and $14,832, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio decreased by approximately $12.1 million for the six months ended June 30, 2024 compared to 2023. The decrease was a result of our average occupancy decreasing from 90.2% to 88.8%, resulting in a decrease of approximately $23.3 million, partially offset by revenue per square foot increasing by approximately $0.59, contributing approximately $11.2 million.
Termination Income
Termination income increased by approximately $2.6 million for the six months ended June 30, 2024 compared to 2023.
Termination income for the six months ended June 30, 2024 related to 17 clients across the Same Property Portfolio and totaled approximately $2.7 million, which was primarily related to clients that terminated leases early in San Francisco, California.
Termination income for the six months ended June 30, 2023 related to 15 clients across the Same Property Portfolio and totaled approximately $32,000.
Parking and Other Revenue
Parking and other revenue increased by approximately $11.2 million for the six months ended June 30, 2024 compared to 2023. Parking and other revenue increased by approximately $1.0 million and $10.2 million, respectively. The increase in other revenue was primarily related to the View Boston observatory.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $31.1 million, or 5.5%, for the six months ended June 30, 2024 compared to 2023, due primarily to increases in repairs and maintenance of approximately $10.9 million, or 12.0%, and other real estate operating expenses of approximately $13.9 million, or 3.0%. The increase in repairs and maintenance was primarily in Boston. In addition, there was an approximately $6.3 million increase related to the marketing and operating expenses associated with the View Boston observatory.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2023 and June 30, 2024. Rental revenue and real estate operating expenses increased by approximately $55.1 million and $19.5 million, respectively, for the six months ended June 30, 2024 compared to 2023, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2024	2023	Change	2024	2023	Change
			(dollars in thousands)
Santa Monica Business Park (1)	December 14, 2023	1,182,696	$38,873	$—	$38,873	$13,338	$—	$13,338
901 New York Avenue	January 8, 2024	523,939	16,232	—	16,232	6,114	—	6,114
		1,706,635	$55,105	$—	$55,105	$19,452	$—	$19,452
______________
(1)Rental revenue for the six months ended June 30, 2024 includes approximately $0.2 million of termination income.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2023 and June 30, 2024. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $19.6 million and $6.1 million, respectively, for the six months ended June 30, 2024 compared to 2023, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2024	2023	Change	2024	2023	Change
				(dollars in thousands)
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	$17,154	$10,581	$6,573	$5,642	$4,160	$1,482
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	3,811	—	3,811	1,149	—	1,149
180 CityPoint	Third Quarter, 2023	N/A	329,000	6,848	—	6,848	2,788	—	2,788
103 CityPoint	Fourth Quarter, 2023	N/A	113,000	1	—	1	376	—	376
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	2,323	—	2,323	286	—	286
			1,140,015	$30,137	$10,581	$19,556	$10,241	$4,160	$6,081
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2023 and June 30, 2024. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $1.0 million and $3.6 million, respectively, for the six months ended June 30, 2024 compared to 2023, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Held for Development / Redevelopment	Square Feet	2024	2023	Change	2024	2023	Change
			(dollars in thousands)
105 Carnegie Center (1)	November 30, 2022	73,000	$—	$—	$—	$291	$—	$291
Kendall Center Blue Parking Garage (2)	January 4, 2023	N/A	—	25	(25)	—	3,015	(3,015)
300 Binney Street	January 30, 2023	236,000	—	(900)	900	—	117	(117)
Shady Grove Innovation District (3)	March 31, 2023	184,000	25	1,243	(1,218)	479	728	(249)
Lexington Office Park (3)	March 31, 2023	167,000	509	975	(466)	778	1,108	(330)
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	87	—	87
1050 Winter Street (3)	March 31, 2024	162,000	170	65	105	787	988	(201)
17 Hartwell Avenue (3)	June 30, 2024	30,000	614	940	(326)	221	251	(30)
		852,000	$1,318	$2,348	$(1,030)	$2,643	$6,207	$(3,564)
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
(3)Lexington Office Park, 1050 Winter Street, 17 Hartwell Avenue and a portion of Shady Grove Innovation District, are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment. The properties will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing. This portion of Shady Grove Innovation District is comprised of three buildings, 2092 and 2098 Gaither Road and 15825 Shady Grove Road that were taken out of service between January 1, 2023 and June 30, 2024.

Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.8 million for the six months ended June 30, 2024 compared to 2023.
The following reflects our occupancy and rate information for our residential same properties for the six months ended June 30, 2024 and 2023.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)
Proto Kendall Square	$3,179	$3,034	4.8%	$5.85	$5.57	5.0%	95.4%	95.6%	(0.2)%	95.3%	95.3%	—%
The Lofts at Atlantic Wharf	$4,346	$4,434	(2.0)%	$4.81	$4.91	(2.0)%	95.4%	95.9%	(0.5)%	94.8%	96.4%	(1.7)%
Signature at Reston	$2,798	$2,670	4.8%	$2.88	$2.77	4.0%	95.8%	94.2%	1.7%	95.8%	93.4%	2.6%
The Skylyne	$3,454	$3,446	0.2%	$4.35	$4.39	(0.9)%	87.5%	91.9%	(4.8)%	86.0%	89.6%	(4.0)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $7.1 million for the six months ended June 30, 2024, representing a decrease of approximately $0.1 million compared to the six months ended June 30, 2023.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the six months ended June 30, 2024 and 2023.

	2024	2023	Change (%)
Occupancy	75.8%	69.3%	9.4%
Average daily rate	$317.26	$323.14	(1.8)%
REVPAR	$240.50	$223.95	7.4%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $6.3 million for the six months ended June 30, 2024 compared to 2023. Development services revenue and management services revenue decreased by approximately $3.1 million and $3.2 million, respectively. The decrease in development services revenue was primarily related to a decrease in fees associated with a tenant improvement project in New York City and decreases in development income earned from unconsolidated joint ventures in the San Francisco region. The decrease in management services revenue was primarily related to the elimination of property and asset management fees earned from an unconsolidated joint venture in the Los Angeles region which we acquired the joint venture partner’s interest in December 2023.

General and Administrative Expense
General and administrative expense decreased by approximately $5.9 million for the six months ended June 30, 2024 compared to 2023 primarily due to a decrease in compensation expense and other general and administrative expenses of approximately $5.8 million and $0.1 million, respectively. The decrease in compensation expense related to (1) an approximately $0.6 million decrease in the value of our deferred compensation plan and (2) an approximately $5.2 million decrease in other compensation expenses.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the six months ended June 30, 2024 and 2023 were approximately $8.9 million and $9.1 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.5 million for the six months ended June 30, 2024 compared to 2023. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $26.9 million for the six months ended June 30, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$398,157	$392,005	$6,152
Properties Acquired Portfolio	27,828	—	27,828
Properties Placed In-Service Portfolio	11,017	4,998	6,019
Properties in or Held for Development or Redevelopment Portfolio (1)	1,256	14,308	(13,052)
	$438,258	$411,311	$26,947
_____________
(1)During the six months ended June 30, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 573,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the six months ended June 30, 2023, we recorded approximately $0.8 million of accelerated depreciation expense for the demolition of the garage, of which approximately $0.2 million related to the step-up of real estate assets.

BPLP
Depreciation and amortization expense increased by approximately $27.1 million for the six months ended June 30, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the six months ended June 30,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$394,757	$388,641	$6,116
Properties Acquired Portfolio	27,828	—	27,828
Properties Placed In-Service Portfolio	11,017	4,998	6,019
Properties in or Held for Development or Redevelopment Portfolio (1)	1,256	14,128	(12,872)
	$434,858	$407,767	$27,091
_____________
(1)During the six months ended June 30, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 573,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the six months ended June 30, 2023, we recorded approximately $0.6 million of accelerated depreciation expense for the demolition of the garage.
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the six months ended June 30, 2024 compared to 2023, income (loss) from unconsolidated joint ventures increased by approximately $27.6 million primarily due to an approximately $21.8 million gain on consolidation related to the acquisition of our joint venture partner’s economic interest in the joint venture that owns 901 New York Avenue during the six months ended June 30, 2024 (See Note 5 to the Consolidated Financial Statements).
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $3.0 million for the six months ended June 30, 2024 compared to 2023, due primarily to a decrease in interest income as a result of a decrease in our outstanding cash balances.
Gains from Investments in Securities
Gains from investments in securities for the six months ended June 30, 2024 and 2023 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the six months ended June 30, 2024 and 2023, we recognized gains of approximately $2.6 million and $3.2 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $2.6 million and $3.2 million during the six months ended June 30, 2024 and 2023, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain on Non-Real Estate Investment
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, during the six months ended June 30, 2024 and 2023, we recognized an unrealized gain of approximately $0.5 million and $0.4 million, respectively, due to the observable changes in the fair value of the investments.
Impairment Loss
At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. Our estimated fair value was based on Level 3 inputs as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” and on a pending offer from a third party (see Notes 3 and 14 to the Consolidated Financial Statements)..
Interest Expense
Interest expense increased by approximately $34.9 million for the six months ended June 30, 2024 compared to 2023, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2024 compared to June 30, 2023
(in thousands)
Increases to interest expense due to:
New mortgage loan financings (1)	$37,029
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	18,342
Unsecured commercial paper (2)	5,050
Decrease in capitalized interest related to development projects	1,544
Amortization expense of financing fees	458
Total increases to interest expense	62,423
Decrease to interest expense due to:
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(11,180)
Repayment of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(7,983)
Decrease in interest due to finance leases	(5,248)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net	(2,419)
Other interest expense (excluding senior notes)	(740)
Total decrease to interest expense	(27,570)
Total change in interest expense	$34,853
______________
(1)Consists of the mortgage loan and, if applicable, fair value debt and swap adjustments collateralized by (1) 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts, (2) Santa Monica Business Park located in Santa Monica, California and (3) 901 New York Avenue in Washington, DC (See Note 6 to the Consolidated Financial Statements).
(2)On April 17, 2024, BPLP established an unsecured commercial paper program (See Note 6 to the Consolidated Financial Statements).

Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the six months ended June 30, 2024 and 2023 was approximately $19.7 million and $21.2 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily attributable to a development project that had a finance lease and is now placed in service.
At June 30, 2024, our variable rate debt consisted of (1) BPLP’s $2.0 billion 2021 Credit Facility, (2) BPLP’s $700.0 million 2023 Unsecured Term Loan and (3) BPLP’s $500.0 million unsecured commercial paper notes. As of June 30, 2024, the 2021 Credit Facility did not have a balance outstanding. In addition, we have $900.0 million of mortgage notes collateralized by Santa Monica Business Park and our 325 Main Street, 355 Main Street, 90 Broadway and Kendall Center Green Garage properties that bore interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of, the applicable debt term. For a summary of our consolidated debt as of June 30, 2024 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $3.4 million for the six months ended June 30, 2024 compared to 2023, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the six months ended June 30,
	2024	2023	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$6,288	$6,181	$107
Times Square Tower	10,325	11,098	(773)
601 Lexington Avenue (1)	4,442	7,253	(2,811)
100 Federal Street	5,675	6,057	(382)
Atlantic Wharf Office Building	8,044	7,839	205
343 Madison Avenue (2)	6	—	6
300 Binney Street (3)	135	—	135
290 Binney Street (3)	131	—	131
	$35,046	$38,428	$(3,382)
______________
(1)The decrease was primarily attributable to depreciation and amortization expense related to new and expiring clients.
(2)Property is held for future development.
(3)Property is currently under redevelopment or in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $2.2 million for the six months ended June 30, 2024 compared to 2023 due primarily to a decrease in allocable income. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended June 30, 2024 and 2023
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership decreased approximately $24.7 million and $27.3 million, respectively, for the three months ended June 30, 2024 compared to 2023, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to BXP, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended June 30, 2024 and 2023. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 68.

BXP

	Three months ended June 30,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$79,615	$104,299	$(24,684)	(23.67)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	9,509	12,117	(2,608)	(21.52)%
Noncontrolling interests in property partnerships	17,825	19,768	(1,943)	(9.83)%
Net Income	106,949	136,184	(29,235)	(21.47)%
Other Expenses:
Add:
Interest expense	149,642	142,473	7,169	5.03%
Loss from unconsolidated joint ventures	5,799	6,668	(869)	(13.03)%
Other Income:
Less:
Unrealized gain on non-real estate investment	58	124	(66)	(53.23)%
Gains from investments in securities	315	1,571	(1,256)	(79.95)%
Interest and other income (loss)	10,788	17,343	(6,555)	(37.80)%
Other Expenses:
Add:
Depreciation and amortization expense	219,542	202,577	16,965	8.37%
Transaction costs	189	308	(119)	(38.64)%
Payroll and related costs from management services contracts	4,148	4,609	(461)	(10.00)%
General and administrative expense	44,109	44,175	(66)	(0.15)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,148	4,609	(461)	(10.00)%
Development and management services revenue	6,352	9,858	(3,506)	(35.57)%
Net Operating Income	$508,717	$503,489	$5,228	1.04%

BPLP

	Three months ended June 30,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$90,827	$118,098	$(27,271)	(23.09)%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	17,825	19,768	(1,943)	(9.83)%
Net Income	108,652	137,866	(29,214)	(21.19)%
Other Expenses:
Add:
Interest expense	149,642	142,473	7,169	5.03%
Loss from unconsolidated joint ventures	5,799	6,668	(869)	(13.03)%
Other Income:
Less:
Unrealized gain on non-real estate investment	58	124	(66)	(53.23)%
Gains from investments in securities	315	1,571	(1,256)	(79.95)%
Interest and other income (loss)	10,788	17,343	(6,555)	(37.80)%
Other Expenses:
Add:
Depreciation and amortization expense	217,839	200,895	16,944	8.43%
Transaction costs	189	308	(119)	(38.64)%
Payroll and related costs from management services contracts	4,148	4,609	(461)	(10.00)%
General and administrative expense	44,109	44,175	(66)	(0.15)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	4,148	4,609	(461)	(10.00)%
Development and management services revenue	6,352	9,858	(3,506)	(35.57)%
Net Operating Income	$508,717	$503,489	$5,228	1.04%
At June 30, 2024 and 2023, we owned or had joint venture interests in a portfolio of 186 and 191 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three months ended June 30, 2024 and 2023 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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
NOI is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains from investments in securities, interest and other income (loss), direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
We believe that in order to understand our operating results, NOI should be examined in conjunction with net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as a substitute for net income attributable to BXP, Inc. or net income attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
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
Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 129 properties totaling approximately 40.7 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to April 1, 2023 and owned and in-service through June 30, 2024. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after April 1, 2023 or disposed of on or prior to June 30, 2024. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended June 30, 2024 and 2023 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold. We did not sell any properties during the three months ended June 30, 2024 and 2023.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Total Property Portfolio
	2024	2023	Increase/ (Decrease)	% Change	2024	2023	2024	2023	2024	2023	2024	2023	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$735,479	$743,950	$(8,471)	(1.14)%	$25,001	$—	$16,724	$5,029	$576	$1,449	$777,780	$750,428	$27,352	3.64%
Termination Income	841	(164)	1,005	612.80%	—	—	—	—	—	—	841	(164)	1,005	612.80%
Lease Revenue	736,320	743,786	(7,466)	(1.00)%	25,001	—	16,724	5,029	576	1,449	778,621	750,264	28,357	3.78%
Parking and Other Revenue	31,939	25,789	6,150	23.85%	1,903	—	451	411	30	—	34,323	26,200	8,123	31.00%
Total Rental Revenue (1)	768,259	769,575	(1,316)	(0.17)%	26,904	—	17,175	5,440	606	1,449	812,944	776,464	36,480	4.70%
Real Estate Operating Expenses	299,366	281,527	17,839	6.34%	9,875	—	5,227	2,433	1,219	1,293	315,687	285,253	30,434	10.67%
Net Operating Income (Loss), Excluding Residential and Hotel	468,893	488,048	(19,155)	(3.92)%	17,029	—	11,948	3,007	(613)	156	497,257	491,211	6,046	1.23%
Residential Net Operating Income (2)	6,487	6,470	17	0.26%	—	—	—	—	—	—	6,487	6,470	17	0.26%
Hotel Net Operating Income (2)	4,973	5,808	(835)	(14.38)%	—	—	—	—	—	—	4,973	5,808	(835)	(14.38)%
Net Operating Income (Loss)	$480,353	$500,326	$(19,973)	(3.99)%	$17,029	$—	$11,948	$3,007	$(613)	$156	$508,717	$503,489	$5,228	1.04%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 68. Residential Net Operating Income for the three months ended June 30, 2024 and 2023 is comprised of Residential Revenue of $12,226 and $12,253 less Residential Expenses of $5,739 and $5,783, respectively. Hotel Net Operating Income for the three months ended June 30, 2024 and 2023 is comprised of Hotel Revenue of $14,812 and $13,969 less Hotel Expenses of $9,839 and $8,161, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio decreased by approximately $8.5 million for the three months ended June 30, 2024 compared to 2023. The decrease was a result of our average occupancy decreasing from 90.2% to 88.4%, resulting in a decrease of approximately $15.5 million, partially offset by our average revenue per square foot increasing by approximately $0.82, contributing approximately $7.0 million.
Termination Income
Termination income increased by approximately $1.0 million for the three months ended June 30, 2024 compared to 2023.
Termination income for the three months ended June 30, 2024 related to nine clients across the Same Property Portfolio and totaled approximately $0.8 million, which was primarily related to clients that terminated leases early in Washington, DC.
Termination income for the three months ended June 30, 2023 related to 10 clients across the Same Property Portfolio and totaled approximately $(164,000).
Parking and Other Revenue
Parking and other revenue increased by approximately $6.2 million for the three months ended June 30, 2024 compared to 2023. Parking and other revenue increased by approximately $0.5 million and $5.7 million, respectively. The increase in other revenue was primarily associated with the View Boston observatory.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $17.8 million, or 6.3%, for the three months ended June 30, 2024 compared to 2023, due primarily to increases in repairs and maintenance of approximately $7.3 million, or 15.1%, and other real estate operating expenses of approximately $8.1 million, or 3.5%. The increase in repairs and maintenance was primarily in Boston and New York City. In addition, there was an approximately $2.4 million increase related to the marketing and operating expenses associated with the View Boston observatory.
Properties Acquired Portfolio
The table below lists the properties acquired between April 1, 2023 and June 30, 2024. Rental revenue and real estate operating expenses increased by approximately $26.9 million and $9.9 million, respectively, for the three months ended June 30, 2024 compared to 2023, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2024	2023	Change	2024	2023	Change
			(dollars in thousands)
Santa Monica Business Park	December 14, 2023	1,182,696	$18,472	$—	$18,472	$6,769	$—	$6,769
901 New York Avenue	January 8, 2024	523,939	8,432	—	8,432	3,106	—	3,106
		1,706,635	$26,904	$—	$26,904	$9,875	$—	$9,875
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between April 1, 2023 and June 30, 2024. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $11.7 million and $2.8 million, respectively, for the three months ended June 30, 2024 compared to 2023, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2024	2023	Change	2024	2023	Change
				(dollars in thousands)
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	$9,230	$5,440	$3,790	$2,921	$2,433	$488
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	1,886	—	1,886	557	—	557
180 CityPoint	Third Quarter, 2023	N/A	329,000	3,774	—	3,774	1,399	—	1,399
103 CityPoint	Fourth Quarter, 2023	N/A	113,000	1	—	1	115	—	115
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	2,284	—	2,284	235	—	235
			1,140,015	$17,175	$5,440	$11,735	$5,227	$2,433	$2,794
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between April 1, 2023 and June 30, 2024. Rental revenue and real estate operating expenses from our Properties in or Held for Development or Redevelopment Portfolio decreased by approximately $0.8 million and $0.1 million, respectively, for the three months ended June 30, 2024 compared to 2023, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Held for Development / Redevelopment	Square Feet	2024	2023	Change	2024	2023	Change
			(dollars in thousands)
105 Carnegie Center (1)	November 30, 2022	73,000	$—	$—	$—	$136	$—	$136
Shady Grove Innovation District (2)	March 31, 2023	184,000	70	612	(542)	187	326	(139)
Lexington Office Park (2)	March 31, 2023	167,000	252	346	(94)	361	497	(136)
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	87	—	87
1050 Winter Street (2)	March 31, 2024	162,000	140	36	104	350	361	(11)
17 Hartwell Avenue (2)	June 30, 2024	30,000	144	455	(311)	98	109	(11)
		616,000	$606	$1,449	$(843)	$1,219	$1,293	$(74)
______________
(1)On November 30, 2023, we elected to suspend redevelopment. Although no longer in redevelopment, this property is not considered “in-service” as we are not actively leasing this property in anticipation of restarting redevelopment in the future.
(2)Lexington Office Park, 1050 Winter Street, 17 Hartwell Avenue and a portion of Shady Grove Innovation District are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the property in anticipation of a future development/redevelopment. The properties will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing. This portion of Shady Grove Innovation District is comprised of three buildings, 2092 and 2098 Gaither Road and 15825 Shady Grove Road.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $17,000 for the three months ended June 30, 2024 compared to 2023.
The following reflects our occupancy and rate information for our residential same properties for the three months ended June 30, 2024 and 2023.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)
Proto Kendall Square	$3,204	$3,065	4.5%	$5.90	$5.62	5.0%	96.0%	95.8%	0.2%	96.1%	95.8%	0.3%
The Lofts at Atlantic Wharf	$4,435	$4,440	(0.1)%	$4.93	$4.91	0.4%	95.7%	96.5%	(0.8)%	95.0%	97.5%	(2.6)%
Signature at Reston	$2,822	$2,663	6.0%	$2.90	$2.77	4.7%	96.0%	94.6%	1.5%	96.1%	93.6%	2.7%
The Skylyne	$3,430	$3,447	(0.5)%	$4.33	$4.39	(1.4)%	87.1%	92.4%	(5.7)%	85.3%	89.9%	(5.1)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $5.0 million for the three months ended June 30, 2024, representing a decrease of approximately $0.8 million compared to the three months ended June 30, 2023.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended June 30, 2024 and 2023.

	2024	2023	Change (%)
Occupancy	80.6%	77.2%	4.4%
Average daily rate	$372.29	$371.58	0.2%
REVPAR	$299.94	$286.79	4.6%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $3.5 million for the three months ended June 30, 2024 compared to 2023. Development services revenue and management services revenue decreased by approximately $1.9 million and $1.6 million, respectively. The decrease in development services revenue was primarily related to a decrease in development income earned from unconsolidated joint ventures in the San Francisco and Washington D.C. regions and a decrease in fees associated with a tenant improvement project in New York City. The decrease in management services revenue was primarily related to the elimination of property and asset management fees earned from an unconsolidated joint venture in the Los Angeles region which we acquired the joint venture partner’s interest in December 2023.
General and Administrative Expense
General and administrative expense decreased by approximately $0.1 million for the three months ended June 30, 2024 compared to 2023 primarily due to an approximately $0.4 million decrease in other general and administrative expenses, partially offset by an increase in compensation expense of approximately $0.3 million. The increase in compensation expense related to an approximately $1.6 million increase in other compensation expenses partially offset by an approximately $1.3 million decrease in the value of our deferred compensation plan.

Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended June 30, 2024 and 2023 were approximately $4.8 million and $4.6 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.1 million for the three months ended June 30, 2024 compared to 2023. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $17.0 million for the three months ended June 30, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$199,286	$198,434	$852
Properties Acquired Portfolio	13,688	—	13,688
Properties Placed In-Service Portfolio	5,903	3,214	2,689
Properties in or Held for Development or Redevelopment Portfolio	665	929	(264)
	$219,542	$202,577	$16,965
BPLP
Depreciation and amortization expense increased by approximately $16.9 million for the three months ended June 30, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended June 30,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$197,583	$196,752	$831
Properties Acquired Portfolio	13,688	—	13,688
Properties Placed In-Service Portfolio	5,903	3,214	2,689
Properties in or Held for Development or Redevelopment Portfolio	665	929	(264)
	$217,839	$200,895	$16,944

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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended June 30, 2024 compared to 2023, loss from unconsolidated joint ventures decreased by approximately $0.9 million primarily due to the acquisition of our joint venture partner’s economic interest in the joint venture that owned Santa Monica Business Park in December of 2023 and 901 New York Avenue in January of 2024 (See Note 5 to the Consolidated Financial Statements).
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $6.6 million for the three months ended June 30, 2024 compared to 2023, due primarily to a decrease in interest income as a result of a decrease in our outstanding cash balances.
Gains from Investments in Securities
Gain from investments in securities for the three months ended June 30, 2024 and 2023 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the three months ended June 30, 2024 and 2023, we recognized gains of approximately $0.3 million and $1.6 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $0.3 million and $1.6 million during the three months ended June 30, 2024 and 2023, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain on Non-Real Estate Investment
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, for each of the three months ended June 30, 2024 and 2023, we recognized an unrealized gain of approximately $0.1 million, due to the observable changes in the fair value of the investments.
Interest Expense
Interest expense increased by approximately $7.2 million for the three months ended June 30, 2024 compared to 2023, as detailed below.

Component	Change in interest expense for the three months ended June 30, 2024 compared to June 30, 2023
(in thousands)
Increases to interest expense due to:
New mortgage loan financings (1)	$18,410
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	6,115
Unsecured commercial paper (2)	5,050
Decrease in capitalized interest related to development projects	282
Total increases to interest expense	29,857
Decreases to interest expense due to:
Decrease in interest due to finance leases	(7,539)
Repayment of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(6,709)
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(3,992)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net	(3,689)
Other interest expense (excluding senior notes)	(736)
Amortization expense of financing fees	(23)
Total decreases to interest expense	(22,688)
Total change in interest expense	$7,169
______________
(1)Consists of the mortgage loan and, if applicable, fair value debt and swap adjustments collateralized by (1) 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties located in Cambridge, Massachusetts, (2) Santa Monica Business Park located in Santa Monica, California and (3) 901 New York Avenue in Washington, DC (See Note 6 to the Consolidated Financial Statements).
(2)On April 17, 2024, BPLP established an unsecured commercial paper program (See Note 6 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended June 30, 2024 and 2023 was approximately $10.3 million and $10.6 million, respectively. These costs are not included in the interest expense referenced above.
At June 30, 2024, our variable rate debt consisted of (1) BPLP’s $2.0 billion 2021 Credit Facility, (2) BPLP’s $700.0 million 2023 Unsecured Term Loan and (3) BPLP’s $500.0 million unsecured commercial paper notes. As of June 30, 2024, the 2021 Credit Facility did not have a balance outstanding. In addition, we have $900.0 million of mortgage notes collateralized by Santa Monica Business Park and our 325 Main Street, 355 Main Street, 90 Broadway and Kendall Center Green Garage properties that bore interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of, the applicable debt term. For a summary of our consolidated debt as of June 30, 2024 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $1.9 million for the three months ended June 30, 2024 compared to 2023, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended June 30,
	2024	2023	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$3,439	$3,778	$(339)
Times Square Tower	5,043	5,415	(372)
601 Lexington Avenue (1)	2,339	3,242	(903)
100 Federal Street	2,774	3,245	(471)
Atlantic Wharf Office Building	3,973	4,088	(115)
343 Madison Avenue (2)	6	—	6
300 Binney Street (3)	130	—	130
290 Binney Street (3)	121	—	121
	$17,825	$19,768	$(1,943)
_______________
(1)The decrease was primarily attributable to depreciation and amortization expense related to new and expiring clients.
(2)Property is held for future development.
(3)Property is currently under redevelopment or in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership decreased by approximately $2.6 million for the three months ended June 30, 2024 compared to 2023 due primarily to a decrease in allocable income. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations and balloon payments on maturing debt, including the $700.0 million of principal outstanding on the 2023 Unsecured Term Loan due May 16, 2025, $850.0 million of 3.200% unsecured senior notes due January 15, 2025, mortgage debt secured by our 901 New York Avenue and Santa Monica Business Park properties aggregating $502.2 million ($202.2 million of which we have the right to extend the maturity date for a period of four years, subject to certain customary conditions) and amounts that become due under BPLP’s unsecured commercial paper program;
•fund capital calls from our unconsolidated joint venture investments to fund capital improvements, leasing costs and debt principal;
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
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development/redevelopment properties primarily with our available cash balances, funding from institutional private equity partners, construction loans, unsecured term loans, and proceeds from possible asset sales, BPLP’s 2021 Credit Facility and BPLP's commercial paper program. We use BPLP’s 2021 Credit Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness, fund short-term development costs and for working capital. We also use BPLP’s 2021 Credit Facility to backstop BPLP’s commercial paper program. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the source of financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the project is owned by a joint venture, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction/redevelopment as of June 30, 2024 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at June 30, 2024 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
360 Park Avenue South (71% ownership) (Redevelopment)	Q4 2026	New York, NY	1	450,000	$340,837	$418,300	$156,470	$156,470	$77,463	23%
Reston Next Office Phase II	Q2 2026	Reston, VA	1	90,000	43,076	61,000	—	—	17,924	4%
Total Office Properties under Construction/Redevelopment			2	540,000	383,913	479,300	156,470	156,470	95,387	20%

Laboratory/Life Sciences
103 CityPoint	Q4 2026	Waltham, MA	1	113,000	90,502	115,100	—	—	24,598	—%	(6)
180 CityPoint	Q2 2026	Waltham, MA	1	329,000	225,827	290,500	—	—	64,673	43%	(7)
300 Binney Street (55% ownership) (Redevelopment)	Q1 2025	Cambridge, MA	1	236,000	34,821	112,900	—	—	78,079	100%	(8)
651 Gateway (50% ownership) (Redevelopment)	Q3 2026	South San Francisco, CA	1	327,000	121,834	167,100	—	—	45,266	21%	(9)
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	573,000	207,568	508,000	—	—	300,432	100%	(10)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			5	1,578,000	680,552	1,193,600	—	—	513,048	65%

Residential
Skymark - Reston Next Residential (508 units) (20% ownership)	Q2 2026	Reston, VA	1	417,000	40,240	47,700	28,000	22,332	1,792	21%	(11)
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	492,000	56,453	597,800	—	—	541,347	—%
Total Residential Properties under Construction			2	909,000	96,693	645,500	28,000	22,332	543,139	10%

Retail
Reston Next Retail	Q4 2025	Reston, VA	1	33,000	22,968	26,600	—	—	3,632	—%
Total Retail Properties under Construction			1	33,000	22,968	26,600	—	—	3,632	—%

Total Properties under Construction/Redevelopment			10	3,060,000	$1,184,126	$2,345,000	$184,470	$178,802	$1,155,206	53%	(12)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through June 30, 2024.
(3)Includes approximately $62.3 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $62.3 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of July 31, 2024, including leases with future commencement dates.
(6)As of June 30, 2024, this property was 4% placed in-service.
(7)As of June 30, 2024, this property was 46% placed in-service.
(8)The institutional investor funded approximately $212.9 million at closing for its investment in 300 Binney Street. We withdrew approximately $212.9 million at closing and will fund all future costs of the project.
(9)As of June 30, 2024, this property was 14% placed in-service.

(10)On March 21, 2024, we completed the sale of a 45% interest in 290 Binney Street (See Note 9 to the Consolidated Financial Statements). The project budget reflects our 55% share of joint venture costs related to 290 Binney Street.  We have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. Upon completion, we have entered into a contract to sell the electrical vault to a third party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $47.1 million for the vault as of June 30, 2024.
(11)This property was partially placed in-service on July 12, 2024 (See Note 14 to the Consolidated Financial Statements).
(12)Percentage leased excludes the residential properties.

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
We expect our primary uses of capital over the next twelve months will be to fund our current and committed development and redevelopment projects, meet debt service and principal repayment obligations, and satisfy our REIT distribution requirements.
As of June 30, 2024, we had 10 properties under development or redevelopment. BXP’s Share of the estimated total investment for these projects is approximately $2.5 billion, of which approximately $1.3 billion remains to be funded primarily with equity through 2029.
During the second quarter of 2024, we further strengthened our balance sheet by sourcing additional liquidity and reducing our debt obligations. Notable transactions include:
•On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate principal amount outstanding at any one time of $500.0 million, with varying maturities of up to one year. The commercial paper notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under the 2021 Credit Facility. As of July 31, 2024, BPLP had $500.0 million of principal outstanding under the commercial paper program that bears interest at a weighted-average rate of 5.58% per annum and has a weighted-average maturity of approximately 53 days, from the issuance date.
•On April 29, 2024, BPLP increased the maximum borrowing amount under the 2021 Credit Facility from $1.815 billion to $2.0 billion. All other terms of the 2021 Credit Facility, including its maturity date of June 15, 2026, remain unchanged. BPLP had no borrowings under the 2021 Credit Facility as of July 31, 2024.
•On May 16, 2024, BPLP exercised its one-year extension option on its 2023 Unsecured Term Loan. The 2023 Unsecured Term Loan now matures on May 16, 2025. After making an approximately $500.0 million optional repayment on April 29, 2024 with the proceeds from BPLP's unsecured commercial paper program, the 2023 Unsecured Term Loan has an outstanding principal balance of $700.0 million as of July 31, 2024.
Our consolidated debt maturities through July 2025 include (1) $850.0 million aggregate principal amount of BPLP’s 3.200% unsecured senior notes due January 15, 2025, (2) $700.0 million of principal amount borrowed under the 2023 Unsecured Term Loan, which matures on May 16, 2025, (3) approximately $202.2 million of mortgage debt secured by our 901 New York Avenue property located in Washington, DC maturing on January 5, 2025 (unless we exercise a four-year extension option, subject to certain conditions), (4) $300.0 million of mortgage debt secured by our Santa Monica Business Park maturing on July 19, 2025 and (5) amounts that become due under BPLP’s unsecured commercial paper program.
As of June 30, 2024, our share of unconsolidated joint venture debt maturing through July 2025 was approximately $469.0 million. The foregoing debt matures at different times through July 2025 and, to the extent not refinanced, we expect to fund the repayment of this debt using available cash balances, proceeds from asset sales, draws on BPLP’s 2021 Credit Facility, proceeds from BPLP’s unsecured commercial paper program, secured debt or unsecured debt, or both. We expect our net interest expense will increase in 2024 compared to 2023 primarily due to higher interest rates on our outstanding debt and debt that we refinance, the impact of non-cash interest charges related to recent acquisitions and the assumption of below-market debt, and lower interest income as we use cash balances to repay debt and fund our development pipeline.
As of July 31, 2024, we had available cash of approximately $352.1 million (of which approximately $124.4 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $2.0 billion available under BPLP’s 2021 Credit Facility, of which $500.0 million is being used to backstop the unsecured commercial paper program, and our available cash, as of July 31, 2024, are sufficient to fund our remaining capital needs on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities. We are currently in active negotiations for the disposition of four land positions which, if successful, would generate approximately $150 million of proceeds, half of which could be realized this year. However, there can be no assurance that we will complete any of these transactions on the terms currently contemplated or at all.
We may seek to enhance our liquidity to fund our current and future development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on then-current interest rates, the overall conditions in the public and private debt and equity markets, and our existing and expected leverage at the time, we may decide to access one or more of these capital sources. Doing so may result in greater cash and cash equivalents pending our use of the proceeds, which would increase our net interest expense.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $737.5 million and $1.6 billion at June 30, 2024 and 2023, respectively, representing a decrease of approximately $891.0 million. The following table sets forth changes in cash flows:

	Six months ended June 30,
	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$564,659	$613,183	$(48,524)
Net cash used in investing activities	(553,504)	(554,864)	1,360
Net cash (used in) provided by financing activities	(886,221)	833,359	(1,719,580)

Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.7 years as of June 30, 2024, with occupancy rates historically in the range of 87% to 92%. Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the six months ended June 30, 2024 and June 30, 2023 is detailed below:

	Six months ended June 30,
	2024	2023
	(in thousands)
Construction in progress (1)	$(313,602)	$(235,331)
Building and other capital improvements	(66,799)	(78,344)
Tenant improvements	(117,848)	(135,743)
Acquisition of real estate (net of cash received upon consolidation) (2)	6,086	—
Capital contributions to unconsolidated joint ventures (3)	(60,461)	(103,595)
Capital distributions from unconsolidated joint ventures (4)	—	7,350
Investment in non-real estate investments	(625)	(733)
Issuance of note receivables (including related party) (5)	(1,423)	(10,500)
Investments in securities, net	1,168	2,032
Net cash used in investing activities	$(553,504)	$(554,864)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the six months ended June 30, 2024 included ongoing expenditures associated with 760 Boylston Street, which was fully placed in-service during the six months ended June 30, 2024, and 180 CityPoint and 103 CityPoint that were partially placed in-service during 2023. In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II, 290 Binney Street, 300 Binney Street and 121 Broadway.
Construction in progress for the six months ended June 30, 2023 included ongoing expenditures associated with 2100 Pennsylvania Avenue and the View Boston observatory at The Prudential Center, which were both fully placed in-service during the six months ended June 30, 2023. In addition, we incurred costs associated with our continued development/redevelopment of 180 CityPoint, 103 CityPoint, Reston Next Office Phase II, 140 Kendrick Street Building A, 760 Boylston Street, 105 Carnegie Center, 290 Binney Street and 300 Binney Street.
(2)On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million and we acquired net working capital, including cash and cash equivalents of approximately $16.1 million.
(3)Capital contributions to unconsolidated joint ventures for the six months ended June 30, 2024 consisted primarily of cash contributions of approximately $17.9 million, $15.8 million, $11.1 million and $7.5 million to our Gateway Commons, 360 Park Avenue South, Platform 16 and Dock 72 joint ventures, respectively.
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

(4)Capital distributions from unconsolidated joint ventures for the six months ended June 30, 2023 consisted primarily of a cash distribution totaling approximately $7.4 million from our 360 Park Avenue South joint venture.
(5)On June 5, 2023, a joint venture in which we own a 30% interest repaid the existing construction loan collateralized by its 500 North Capitol Street, NW property and obtained new mortgage loans with related parties. At the time of the payoff, the outstanding balance of the loan totaled approximately $105.0 million and was scheduled to mature on June 6, 2023. The new mortgage loans have an aggregate principal balance of $105.0 million, bear interest at a weighted average fixed rate of 6.83% per annum and mature on June 5, 2026. Our portion of the mortgage loans, $10.5 million, has been reflected as a Related Party Note Receivable on our Consolidated Balance Sheets. 500 North Capitol Street, NW is an approximately 231,000 square foot premier workplace in Washington, DC.
Cash used in financing activities for the six months ended June 30, 2024 totaled approximately $886.2 million. This amount consisted primarily of the repayment of BPLP’s $700 million in aggregate principal amount of its 3.800% unsecured senior notes due February 1, 2024 and payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships, partially offset by the approximately $97.2 million from the sale of a 45% interest in 290 Binney Street in Cambridge, Massachusetts. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	June 30, 2024
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	157,098	157,098	$9,670,953
Common Operating Partnership Units	19,136	19,136	1,178,012	(2)
Total Equity		176,234	$10,848,965

Consolidated Debt			$15,367,474
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,379,131
Subtract:
Partners’ share of Consolidated Debt (4)			1,361,372
BXP’s Share of Debt			$15,385,233

Consolidated Market Capitalization			$26,216,439
BXP’s Share of Market Capitalization			$26,234,198
Consolidated Debt/Consolidated Market Capitalization			58.62%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			58.65%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on June 28, 2024 of $61.56.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2021 MYLTIP Units) but excludes the 2022 - 2024 MYLTIP Units because the three-year performance periods had not ended as of June 30, 2024.
(3)See page 90 for additional information.
(4)See page 89 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:

(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on June 28, 2024, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2022 - 2024 MYLTIP Units are not included in this calculation as of June 30, 2024.
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

Debt Financing
As of June 30, 2024, we had approximately $15.4 billion of outstanding consolidated indebtedness, representing approximately 58.62% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $9.8 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 3.91% per annum and maturities in 2025 through 2034, (2) $4.4 billion (net of deferred financing fees and fair value interest adjustments) of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.22% per annum and a weighted-average term of 3.9 years, (3) $0.7 billion outstanding under BPLP’s 2023 Unsecured Term Loan that matures on May 16, 2025, and (4) $0.5 billion of unsecured commercial paper borrowings having a weighted-average interest rate of 5.60% per annum and a weighted-average maturity of 49 days, from the issuance date.
The table below summarizes the aggregate carrying value of our outstanding indebtedness, as well as Consolidated Debt Financing Statistics at June 30, 2024 and June 30, 2023.

	June 30,
	2024	2023
	(dollars in thousands)
Debt Summary:
Balance
Mortgage notes payable, net	$4,371,478	$3,274,764
Unsecured senior notes, net	9,797,220	10,985,395
Unsecured line of credit	—	—
Unsecured term loan, net	698,776	1,196,046
Unsecured commercial paper	500,000	—
Consolidated Debt	15,367,474	15,456,205
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,379,131	1,609,671
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	1,361,372	1,359,380
BXP’s Share of Debt	$15,385,233	$15,706,496

	June 30,
	2024	2023
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate (3)	92.20%	100.00%
Variable rate	7.80%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate (3)	4.01%	3.95%
Variable rate	5.97%	—%
Total	4.16%	3.95%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate (3)	3.78%	3.82%
Variable rate	5.84%	—%
Total	3.94%	3.82%
Weighted-average maturity at end of period (in years):
Fixed rate (3)	4.7	5.0
Variable rate	0.5	—
Total	4.4	5.0

_______________
(1)See page 90 for additional information.
(2)See page 89 for additional information.
(3)At June 30, 2024, two of our mortgage loans aggregating approximately $900.0 million bore interest at variable rates. We entered into interest rate swap contracts that effectively fixed the variability of these loans for all or a portion of the applicable debt term and as such, they are reflected in our Fixed rate statistics.
Unsecured Credit Facility
The 2021 Credit Facility provides for borrowings of up to $2.0 billion, as described below, through BPLP’s revolving facility, subject to customary conditions. The 2021 Credit Facility matures on June 15, 2026 and includes a sustainability-linked pricing component. Under the 2021 Credit Facility, BPLP had the option to increase the original total commitment of $1.5 billion by up to an additional $500.0 million by increasing the amount of the revolving facility and/or by incurring one or more term loans, in each case, subject to syndication of the increase and other conditions (the “Accordion Option”). On September 28, 2023, BPLP exercised a portion of the Accordion Option, which increased the then maximum borrowing amount under the 2021 Credit Facility from $1.5 billion to $1.815 billion. On April 29, 2024, BPLP exercised the remainder of the Accordion Option and increased the maximum borrowing amount under the 2021 Credit Facility to $2.0 billion. All other terms of the 2021 Credit Facility remain unchanged.
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
Based on BPLP’s June 30, 2024 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.850%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.20% per annum.
The 2021 Credit Facility is used as a backstop for BPLP’s $500.0 million unsecured commercial paper program (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2021 Credit Facility in an amount equal to the amount of commercial paper notes outstanding.
At June 30, 2024 and July 31, 2024, BPLP had no borrowings under its 2021 Credit Facility, outstanding letters of credit totaling approximately $6.6 million and $6.2 million, respectively, and $500.0 million is being used as a backstop for the commercial paper program. Therefore, at June 30, 2024 and July 31, 2024, BPLP has the ability to borrow approximately $1.5 billion.
Unsecured Term Loan
The 2023 Unsecured Term Loan provided for a single borrowing of up to $1.2 billion. Upon entry into the credit agreement in January 2023, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan. Under the credit agreement governing the 2023 Unsecured Term Loan, BPLP may, at any time prior to the maturity date, increase total commitments by up to an additional $300.0 million in aggregate principal amount by increasing the existing 2023 Unsecured Term Loan or incurring one or more additional term loans, in each case, subject to syndication of the increase and other conditions. On April 29, 2024, BPLP repaid $500.0 million of the outstanding balance under the 2023 Unsecured Term Loan from the proceeds of its unsecured commercial paper program (see “Unsecured Commercial Paper” below). The 2023 Unsecured Term Loan had an initial maturity date of May 16, 2024, with one 12-month extension option, subject to customary conditions. On May 16, 2024, BPLP exercised its option to extend the maturity date of the 2023 Unsecured Term Loan to May 16, 2025. All other terms of the 2023 Unsecured Term Loan remain unchanged.
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

Based on BPLP’s June 30, 2024 credit rating, the 2023 Unsecured Term Loan bears interest at a rate equal to adjusted Term SOFR plus 0.95% per annum. At June 30, 2024 and July 31, 2024, BPLP had $700.0 million outstanding under the 2023 Unsecured Term Loan.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of June 30, 2024, see Note 6 to the Consolidated Financial Statements.
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
Unsecured Commercial Paper
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. Amounts available under the unsecured commercial paper program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The unsecured commercial paper program is backstopped by available capacity under the 2021 Credit Facility. At June 30, 2024, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 5.60% per annum and had a weighted-average maturity of 49 days, from the issuance date. At July 31, 2024, BPLP had an aggregate of $500.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 5.58% per annum and had a weighted-average maturity of 53 days, from the issuance date. Proceeds from the unsecured commercial paper program were used to reduce BPLP’s 2023 Unsecured Term Loan to $700.0 million.
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

The following represents the outstanding mortgage notes payable, net at June 30, 2024:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Fair Value Adjustment and Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
901 New York Avenue	3.61%	7.69%	$205,074	$(4,452)	$200,622	N/A	(2)	January 5, 2025
Santa Monica Business Park	4.06%	6.53%	300,000	(2,947)	297,053	N/A	(3)(4)	July 19, 2025
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	6.04%	6.26%	600,000	(5,803)	594,197	N/A	(3)(5)	October 26, 2028
Subtotal			1,105,074	(13,202)	1,091,872	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(10,249)	2,289,751	$915,937	(3)(6)(7)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(10,145)	989,855	445,435	(3)(8)	January 9, 2032
Subtotal			3,300,000	(20,394)	3,279,606	1,361,372
Total			$4,405,074	$(33,596)	$4,371,478	$1,361,372
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any) and adjustments required under Accounting Standards Codification 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)Carrying amount includes an approximately $4.4 million fair value interest adjustment. The loan includes two extension options, subject to certain conditions.
(3)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)The mortgage loan bears interest at a variable rate of SOFR plus 1.38% per annum. The borrower under the loan entered into three interest rate swap contracts with notional amounts aggregating $300.0 million to fix SOFR at a weighted-average fixed interest rate of 2.679% for the period commencing on February 1, 2023 and ending on April 1, 2025. Stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 1.38% per annum. Carrying amount includes an approximately $2.9 million fair value interest adjustment and excludes the adjustment required to reflect the interest rate swap at fair value upon acquisition of approximately $4.2 million.
(5)The mortgage loan bears interest at a variable rate of Daily Compounded SOFR plus 2.25% per annum. On December 7, 2023, BPLP entered into three interest rate swap contracts with notional amounts aggregating $600.0 million to fix Daily Compounded SOFR at a weighted-average fixed interest rate of 3.7925% for the period commencing on December 15, 2023 and ending on October 26, 2028. The stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 2.25% per annum.
(6)This property is owned by a consolidated entity in which we have a 60% interest. The partners’ share of the carrying amount has been adjusted for basis differentials.
(7)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of June 30, 2024, the maximum funding obligation under the guarantee was approximately $8.5 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 8 to the Consolidated Financial Statements).
(8)This property is owned by a consolidated entity in which we have a 55% interest.
Derivative Instruments and Hedging Activities
As of June 30, 2024, we had $900.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $12.1 million. For a description of these interest rate swaps, see Note 7 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to approximately 71%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At June 30, 2024, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at June 30, 2024. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	7.83%	8.28%	Adjusted Term SOFR + 2.40%	$220,000	$(455)	$219,545	$156,118	(2)(3)(4)	December 14, 2024
Market Square North	50.00%	7.74%	7.92%	SOFR + 2.41%	125,000	(311)	124,689	62,345	(2)(3)(5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	N/A	34,185	(209)	33,976	16,988		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(555)	549,445	274,722	(2)	August 9, 2027
Dock 72	50.00%	7.84%	8.11%	SOFR +2.50%	198,383	(694)	197,689	98,845	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.35%	7.75%	Daily Simple SOFR + 2.50%	154,329	(733)	153,596	76,798	(2)(3)(7)	September 8, 2025
Hub50House	50.00%	4.43%	4.51%	SOFR + 1.35%	185,000	(1,086)	183,914	91,957	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	6.80%	6.95%	Term SOFR + 1.48%	333,579	(85)	333,494	166,747	(2)(3)(9)	September 5, 2024
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	6.68%	6.83%	SOFR + 1.35%	251,542	(311)	251,231	125,616	(2)	April 26, 2025
Safeco Plaza	33.67%	4.82%	7.73%	SOFR + 2.32%	250,000	(737)	249,263	83,927	(2)(10)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(544)	104,456	31,215	(2)(11)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR + 1.41%	600,000	(7,347)	592,653	151,689	(2)(12)	November 24, 2028
3 Hudson Boulevard	25.00%	8.94%	8.94%	Term SOFR + 3.61%	80,000	—	80,000	20,000	(2)(13)	August 7, 2024
Skymark - Reston Next Residential	20.00%	7.33%	7.65%	SOFR + 2.00%	111,658	(836)	110,822	22,164	(2)(3)(14)	May 13, 2026
Total					$3,198,676	$(13,903)	$3,184,773	$1,379,131
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
(9)See Note 14 to the Consolidated Financial Statements.
(10)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2024.
(11)The indebtedness consists of (x) a $70.0 million mortgage loan payable (Note A) which bears interest at a fixed rate of 6.23% per annum, and (y) a $35.0 million mortgage loan payable (Note B) which bears interest at a fixed rate of 8.03% per annum. We provided $10.5 million of the Note B mortgage financing to the joint venture. Our portion of the loan is reflected as Related Party Note Receivables, Net on our Consolidated Balance Sheets.
(12)The joint venture entered into interest rate swap contracts with notional amounts aggregating $600.0 million through June 2028, resulting in a fixed rate of approximately 4.34% per annum through the expiration of the interest rate swap contracts. The deferred financing costs, net include the adjustment required to reflect the loan and interest rate swap at fair value upon acquisition.
(13)We provided $80.0 million of mortgage financing to the joint venture. The loan is reflected as Related Party Note Receivables, Net on our Consolidated Balance Sheets. As of June 30, 2024, the loan has approximately $32.8 million of accrued interest due at the maturity date.
(14)The construction financing has a borrowing capacity of $140.0 million.

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
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, including a change in control, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales or a change in control of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current Nareit definition or that interpret the current Nareit definition differently. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. FFO should not be considered as a substitute for net income attributable to BXP, Inc. or net income attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.

BXP
The following table presents a reconciliation of net income attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
	(in thousands)
Net income attributable to BXP, Inc.	$79,615	$104,299
Add:
Noncontrolling interest—common units of the Operating Partnership	9,509	12,117
Noncontrolling interests in property partnerships	17,825	19,768
Net income	106,949	136,184
Add:
Depreciation and amortization	219,542	202,577
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(19,203)	(17,858)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	19,827	25,756
Corporate-related depreciation and amortization	(406)	(442)
Non-real estate depreciation and amortization	2,130	—
Less:
Unrealized gain on non-real estate investment	58	124
Noncontrolling interests in property partnerships	17,825	19,768
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	310,956	326,325
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	32,557	33,481
Funds from Operations attributable to BXP, Inc.	$278,399	$292,844
Our percentage share of Funds from Operations—basic	89.53%	89.74%
Weighted average shares outstanding—basic	157,039	156,826

The following tables presents a reconciliation of net income attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
	(in thousands)
Net income attributable to BXP, Inc.	$79,615	$104,299
Add:
Noncontrolling interest—common units of the Operating Partnership	9,509	12,117
Noncontrolling interests in property partnerships	17,825	19,768
Net income	106,949	136,184
Add:
Depreciation and amortization	219,542	202,577
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(19,203)	(17,858)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	19,827	25,756
Corporate-related depreciation and amortization	(406)	(442)
Non-real estate depreciation and amortization	2,130	—
Less:
Unrealized gain on non-real estate investment	58	124
Noncontrolling interests in property partnerships	17,825	19,768
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	310,956	326,325
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	310,956	326,325
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	32,526	33,383
Diluted FFO attributable to BXP, Inc. (1)	$278,430	$292,942
___________
(1)BXP’s share of diluted Funds from Operations was 89.54% and 89.77% for the three months ended June 30, 2024 and 2023, respectively.

	Three months ended June 30,
	2024	2023
	shares/units (in thousands)
Basic Funds from Operations	175,408	174,748
Effect of Dilutive Securities:
Stock based compensation	252	392
Diluted Funds from Operations	175,660	175,140
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	18,369	17,922
Diluted Funds from Operations attributable to BXP, Inc. (1)	157,291	157,218
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.54% and 89.77% for the three months ended June 30, 2024 and 2023, respectively.

BPLP
The following table presents a reconciliation of net income attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$90,827	$118,098
Add:
Noncontrolling interests in property partnerships	17,825	19,768
Net income	108,652	137,866
Add:
Depreciation and amortization	217,839	200,895
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(19,203)	(17,858)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	19,827	25,756
Corporate-related depreciation and amortization	(406)	(442)
Non-real estate depreciation and amortization	2,130	—
Less:
Unrealized gain on non-real estate investment	58	124
Noncontrolling interests in property partnerships	17,825	19,768
Funds from Operations attributable to Boston Properties Limited Partnership (1)	$310,956	$326,325
Weighted average shares outstanding—basic	175,408	174,748
 _______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2021 MYLTIP Units).

The following tables presents a reconciliation of net income attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	2023
	(in thousands)
Net income attributable to Boston Properties Limited Partnership	$90,827	$118,098
Add:
Noncontrolling interests in property partnerships	17,825	19,768
Net income	108,652	137,866
Add:
Depreciation and amortization	217,839	200,895
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(19,203)	(17,858)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	19,827	25,756
Corporate-related depreciation and amortization	(406)	(442)
Non-real estate depreciation and amortization	2,130	—
Less:
Unrealized gain on non-real estate investment	58	124
Noncontrolling interests in property partnerships	17,825	19,768
Funds from Operations attributable to Boston Properties Limited Partnership (1)	310,956	326,325
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$310,956	$326,325
_______________
(1)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2021 MYLTIP Units).

	Three months ended June 30,
	2024	2023
	shares/units (in thousands)
Basic Funds from Operations	175,408	174,748
Effect of Dilutive Securities:
Stock based compensation	252	392
Diluted Funds from Operations	175,660	175,140
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
During the three months ended June 30, 2024, we paid approximately $77.3 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended June 30, 2024, we and our unconsolidated joint venture partners incurred approximately $99.8 million of new tenant-related obligations associated with approximately 1,295,600 square feet of second generation leases, or approximately $77 per square foot. We signed approximately 27,100 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the second quarter of 2024, we signed leases for approximately 1,322,700 square feet of space and incurred aggregate tenant-related obligations of approximately $105.1 million, or approximately $79 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Unless we have entered into interest rate swaps or other derivatives to fix the interest rate, increases in interest rates can result in increased interest expense under our 2021 Credit Facility, 2023 Unsecured Term Loan, unsecured commercial paper, certain mortgage loans and other debt that bears interest at variable rates. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.
As of June 30, 2024, approximately $13.3 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining $2.1 billion of outstanding indebtedness bore interest at variable rates, including $700.0 million under the 2023 Unsecured Term Loan, $500.0 million of unsecured commercial paper borrowings and $900.0 million of secured debt. However, we entered into interest rate swaps with notional amounts aggregating $900.0 million for our secured debt, thus fixing the interest rates for all, or a portion of the applicable debt term (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts in place as of June 30, 2024 and their respective fair values). Therefore, as of June 30, 2024, we have $1.2 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of June 30, 2024.
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

	2024	2025	2026	2027	2028	2029+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(4,202)	$197,631	$(4,865)	$2,297,114	$(1,372)	$995,922	$3,480,228	$2,997,909
GAAP Average Interest Rate	—%	7.69%	—%	3.64%	—%	2.93%	3.67%
Variable Rate	(2,076)	297,113	(1,344)	(1,344)	598,901	—	891,250	896,697
Subtotal	$(6,278)	$494,744	$(6,209)	$2,295,770	$597,529	$995,922	$4,371,478	$3,894,606
	Unsecured debt, net
Fixed Rate	$(5,854)	$839,763	$1,991,153	$742,524	$993,755	$5,235,879	$9,797,220	$8,903,772
GAAP Average Interest Rate	—%	3.35%	3.63%	6.92%	4.63%	3.55%	3.91%
Variable Rate	499,301	699,475	—	—	—	—	1,198,776	1,200,000
Subtotal	$493,447	$1,539,238	$1,991,153	$742,524	$993,755	$5,235,879	$10,995,996	$10,103,772
Total Debt	$487,169	$2,033,982	$1,984,944	$3,038,294	$1,591,284	$6,231,801	$15,367,474	$13,998,378
At June 30, 2024, the weighted-average stated interest rates on the fixed rate debt stated above was 3.68% per annum. At June 30, 2024, our outstanding variable rate debt totaled $2.1 billion, of which $900.0 million was subject to interest rate swaps. At June 30, 2024, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 4.49% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.3 million and $10.5 million for the three and six months ended June 30, 2024.
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

ITEM 4—Controls and Procedures.
BXP, Inc.
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our management, with the participation of BXP, Inc.’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, BXP, Inc.’s Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control Over Financial Reporting. No change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
Boston Properties Limited Partnership
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, the management of BXP, Inc., the sole general partner of Boston Properties Limited Partnership, with the participation of its Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of BXP, Inc. concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of our fiscal year ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
BXP, Inc.
(a)During the three months ended June 30, 2024, BXP issued an aggregate of 40,601 shares of common stock in exchange for 40,601 common units of limited partnership held by certain limited partners of BPLP. Of these shares, 2,000 shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
April 1, 2024 – April 30, 2024	314	(1)	$0.01	N/A	N/A
May 1, 2024 – May 31, 2024	—		$—	N/A	N/A
June 1, 2024 – June 30, 2024	235	(1)	$0.01	N/A	N/A
Total	549		$0.01	N/A	N/A
___________
(1)Represents shares of restricted common stock of BXP repurchased in connection with the termination of certain employees’ employment with BXP. Under the terms of the applicable restricted stock award agreements, the shares were repurchased by BXP at a price of $0.01 per share, which was the amount originally paid by such employees for such shares.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2024, in connection with issuances of common stock by BXP pursuant to issuances of restricted common stock to non-employee directors and the settlement of deferred stock awards under the Boston Properties, Inc. 2021 Stock Incentive Plan, BPLP issued an aggregate of 8,618 common units to BXP in exchange for approximately $70.88, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.

(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
April 1, 2024 – April 30, 2024	655	(1)	$0.13	N/A	N/A
May 1, 2024 – May 31, 2024	—		$—	N/A	N/A
June 1, 2024 – June 30, 2024	235	(2)	$0.01	N/A	N/A
Total	890		$0.10	N/A	N/A
___________
(1)Includes 314 common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP and 341 LTIP units that were repurchased by BPLP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements and LTIP unit vesting agreements, such shares were repurchased at a price of $0.01 per share and such LTIP units were repurchased at a price of $0.25 per unit, which were the amounts originally paid by such employee for such shares and units.

(2)Represents common units previously held by BXP that were redeemed in connection with the repurchase of shares of restricted common stock of BXP that were repurchased by BPLP in connection with the termination of a certain employee’s employment with BXP. Under the terms of the applicable restricted stock award agreements, such shares were repurchased at a price of $0.01 per share, which was the amounts originally paid by such employee for such shares.
ITEM 3—Defaults Upon Senior Securities.
None.
ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
Certificate of Amendment to Boston Properties, Inc.’s Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 20, 2024.)

3.6	—	Amended and Restated By-laws of BXP, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on July 25, 2024.)

10.1	—
Two Hundred and Nineteenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Boston Properties Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on June 20, 2024.)

10.2*	—
Fourth Amendment to the Boston Properties, Inc. 1999 Non-Qualified Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Boston Properties, Inc. and Boston Properties Limited Partnership filed on May 24, 2024.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for BXP, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for BXP, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for BXP, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for BXP, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*.). (Filed herewith.)

* Indicates management contract or compensatory plan or arrangement required to be filed or incorporated by reference as an exhibit to this Form 10-Q pursuant to Item 6 of Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BXP, INC.

August 5, 2024	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner

August 5, 2024	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)