Form 10-Q
period 2024-09-30
BXP, Inc.; BOSTON PROPERTIES LTD PARTNERSHIP
filed 2024-11-05
CIK 1037540, 1043121

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
BXP, Inc. ☐                 Boston Properties Limited Partnership ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
BXP, Inc.:    Yes  ☐    No  ☒        Boston Properties Limited Partnership:    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

BXP, Inc.	Common Stock, par value $0.01 per share	158,110,697
(Registrant)	(Class)	(Outstanding on October 31, 2024)

EXPLANATORY NOTE
This report combines the Quarterly Reports on Form 10-Q for the period ended September 30, 2024 of BXP, Inc. and Boston Properties Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “BXP” mean BXP, Inc. (formerly known as Boston Properties, Inc.), a Delaware corporation and real estate investment trust (“REIT”), and references to “BPLP” and the “Operating Partnership” mean Boston Properties Limited Partnership, a Delaware limited partnership. BPLP is the entity through which BXP conducts substantially all of its business and owns, either directly or through subsidiaries, substantially all of its assets. BXP is the sole general partner and also a limited partner of BPLP. As the sole general partner of BPLP, BXP has exclusive control of BPLP’s day-to-day management. Therefore, unless stated otherwise or the context requires, references to the “Company,” “we,” “us” and “our” refer collectively to BXP, BPLP and those subsidiaries consolidated by BXP.
As of September 30, 2024, BXP owned an approximate 89.6% ownership interest in BPLP. The remaining approximate 10.4% interest was owned by limited partners. The other limited partners of BPLP (1) contributed their direct or indirect interests in properties to BPLP in exchange for common units of limited partnership interest in BPLP or (2) received long-term incentive plan units of BPLP pursuant to BXP’s Stock Option and Incentive Plans, or both. Under the limited partnership agreement of BPLP, unitholders may present their common units of BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time, generally one year from issuance). Upon presentation of a common unit for redemption, BPLP must redeem the unit for cash equal to the then value of a share of BXP’s common stock. In lieu of a cash redemption by BPLP, however, BXP may elect to acquire any common units so tendered by issuing shares of BXP common stock in exchange for the common units. If BXP so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. BXP generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having BPLP pay cash. With each such exchange or redemption, BXP’s percentage ownership in BPLP will increase. In addition, whenever BXP issues shares of its common stock other than to acquire common units of BPLP, BXP must contribute any net proceeds it receives to BPLP and BPLP must issue to BXP a number of common units of BPLP that equals the number of shares of BXP common stock so issued. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
In addition, the consolidated financial statements of BXP and BPLP differ in total real estate assets resulting from previously applied acquisition accounting by BXP for the issuance of common stock in connection with non-sponsor redemptions of common units of BPLP. This accounting resulted in a step-up of the real estate assets of BXP at the time of such redemptions, resulting in a difference between the net real estate of BXP as compared to BPLP of approximately $237.8 million, or 1.2% at September 30, 2024, and a corresponding difference in depreciation expense, impairment losses and gains on sales of real estate upon the sale of these properties having an allocation of the real estate step-up. The acquisition accounting was nullified on a prospective basis beginning in 2009 as a result of the Company’s adoption of a new accounting standard requiring any subsequent redemptions to be accounted for solely as an equity transaction.
To help investors better understand the key differences between BXP and BPLP, the following items in this report present information separately for BXP and BPLP:
• Item 1. Financial Statements (unaudited), which includes the following specific disclosures for BXP and BPLP:
• Note 3. Real Estate;
• Note 10. Stockholders’ Equity / Partners’ Capital;
• Note 11. Segment Information;
• Note 12. Earnings Per Share / Common Unit; and
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

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
FORM 10-Q
for the quarter ended September 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1—Financial Statements.

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2024	December 31, 2023
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,646,435 and $7,054,075 at September 30, 2024 and December 31, 2023, respectively)	$27,557,824	$26,749,209
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2024 and December 31, 2023, respectively)	372,896	401,680
Right of use assets - operating leases (amounts related to VIEs of $145,052 and $158,885 at September 30, 2024 and December 31, 2023, respectively)	339,804	324,298
Less: accumulated depreciation (amounts related to VIEs of $(1,601,919) and $(1,501,483) at September 30, 2024 and December 31, 2023, respectively)	(7,369,545)	(6,881,728)
Total real estate	20,900,979	20,593,459
Cash and cash equivalents (amounts related to VIEs of $322,604 and $245,317 at September 30, 2024 and December 31, 2023, respectively)	1,420,475	1,531,477
Cash held in escrows (amounts related to VIEs of $5,032 and $22,160 at September 30, 2024 and December 31, 2023, respectively)	51,009	81,090
Investments in securities	39,186	36,337
Tenant and other receivables, net (amounts related to VIEs of $19,216 and $27,987 at September 30, 2024 and December 31, 2023, respectively)	99,706	122,407
Note receivable, net	3,937	1,714
Related party notes receivable, net	88,788	88,779
Sales-type lease receivable, net	14,429	13,704
Accrued rental income, net (amounts related to VIEs of $425,867 and $401,159 at September 30, 2024 and December 31, 2023, respectively)	1,438,492	1,355,212
Deferred charges, net (amounts related to VIEs of $201,947 and $175,383 at September 30, 2024 and December 31, 2023, respectively)	794,571	760,421
Prepaid expenses and other assets (amounts related to VIEs of $50,275 and $11,824 at September 30, 2024 and December 31, 2023, respectively)	132,078	64,230
Investments in unconsolidated joint ventures	1,421,886	1,377,319
Total assets	$26,405,536	$26,026,149
LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,280,817 and $3,277,185 at September 30, 2024 and December 31, 2023, respectively)	$4,275,155	$4,166,379
Unsecured senior notes, net	10,642,033	10,491,617
Unsecured line of credit	—	—
Unsecured term loans, net	798,058	1,198,301
Unsecured commercial paper	500,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,897 and $20,794 at September 30, 2024 and December 31, 2023, respectively)	373,260	417,961
Lease liabilities - operating leases (amounts related to VIEs of $154,637 and $145,826 at September 30, 2024 and December 31, 2023, respectively)	389,444	350,391
Accounts payable and accrued expenses (amounts related to VIEs of $120,092 and $59,667 at September 30, 2024 and December 31, 2023, respectively)	444,288	458,329
Dividends and distributions payable	172,191	171,176
Accrued interest payable	121,360	133,684
Other liabilities (amounts related to VIEs of $89,876 and $115,275 at September 30, 2024 and December 31, 2023, respectively)	407,441	445,947
Total liabilities	18,123,230	17,833,785

BXP, INC. CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for share and par value amounts)
	September 30, 2024	December 31, 2023
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 132,930 and 119,471 units outstanding at redemption value at September 30, 2024 and December 31, 2023, respectively	10,696	8,383
Equity:
Stockholders’ equity attributable to BXP, Inc.:
Excess stock, $0.01 par value, 150,000,000 shares authorized, none issued or outstanding	—	—
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 250,000,000 shares authorized, 158,058,798 and 157,019,766 issued and 157,979,898 and 156,940,866 outstanding at September 30, 2024 and December 31, 2023, respectively	1,580	1,569
Additional paid-in capital	6,822,489	6,715,149
Dividends in excess of earnings	(1,035,710)	(816,152)
Treasury common stock at cost, 78,900 shares at September 30, 2024 and December 31, 2023	(2,722)	(2,722)
Accumulated other comprehensive loss	(26,428)	(21,147)
Total stockholders’ equity attributable to BXP, Inc.	5,759,209	5,876,697
Noncontrolling interests:
Common units of Boston Properties Limited Partnership	638,129	666,580
Property partnerships	1,874,272	1,640,704
Total equity	8,271,610	8,183,981
Total liabilities and equity	$26,405,536	$26,026,149

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Lease	$799,471	$767,181	$2,378,616	$2,285,789
Parking and other	34,255	30,428	101,086	81,421
Hotel	15,082	13,484	38,080	35,554
Development and management services	6,770	9,284	19,276	28,122
Direct reimbursements of payroll and related costs from management services contracts	3,649	3,906	12,090	13,750
Total revenue	859,227	824,283	2,549,148	2,444,636
Expenses
Operating
Rental	327,897	300,192	963,480	882,536
Hotel	9,833	9,020	25,687	23,852
General and administrative	33,352	31,410	127,479	131,387
Payroll and related costs from management services contracts	3,649	3,906	12,090	13,750
Transaction costs	188	751	890	1,970
Depreciation and amortization	222,890	207,435	661,148	618,746
Total expenses	597,809	552,714	1,790,774	1,672,241
Other income (expense)
Income (loss) from unconsolidated joint ventures	(7,011)	(247,556)	6,376	(261,793)
Gains on sales of real estate	517	517	517	517
Interest and other income (loss)	14,430	20,715	39,747	48,999
Gains (losses) from investments in securities	2,198	(925)	4,785	2,311
Unrealized gain (loss) on non-real estate investment	94	(51)	548	332
Impairment loss	—	—	(13,615)	—
Interest expense	(163,194)	(147,812)	(474,727)	(424,492)
Net income (loss)	108,452	(103,543)	322,005	138,269
Net (income) loss attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(15,237)	(20,909)	(50,283)	(59,337)
Noncontrolling interest—common units of the Operating Partnership	(9,587)	12,626	(28,596)	(8,642)
Net income (loss) attributable to BXP, Inc.	$83,628	$(111,826)	243,126	70,290
Basic earnings per common share attributable to BXP, Inc.
Net income (loss)	$0.53	$(0.71)	$1.55	$0.45
Weighted average number of common shares outstanding	157,725	156,880	157,250	156,837
Diluted earnings per common share attributable to BXP, Inc.
Net income (loss)	$0.53	$(0.71)	$1.54	$0.45
Weighted average number of common and common equivalent shares outstanding	158,213	156,880	157,547	157,177

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$108,452	$(103,543)	$322,005	$138,269
Other comprehensive income (loss):
Effective portion of interest rate contracts	(32,263)	5,459	(14,976)	13,886
Amortization of interest rate contracts (1)	3,077	1,677	9,518	5,026
Other comprehensive income (loss)	(29,186)	7,136	(5,458)	18,912
Comprehensive income (loss)	79,266	(96,407)	316,547	157,181
Net income attributable to noncontrolling interests	(24,824)	(8,283)	(78,879)	(67,979)
Other comprehensive (income) loss attributable to noncontrolling interests	2,913	(864)	177	(2,327)
Comprehensive income (loss) attributable to BXP, Inc.	$57,355	$(105,554)	$237,845	$86,875
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within BXP, Inc.’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, June 30, 2024	157,098	$1,571	$6,768,686	$(964,518)	$(2,722)	$(155)	$677,789	$1,801,676	$8,282,327
Redemption of operating partnership units to common stock	875	9	30,983	—	—	—	(30,992)	—	—
Allocated net income for the period	—	—	—	83,628	—	—	9,587	15,237	108,452
Dividends/distributions declared	—	—	—	(154,820)	—	—	(17,986)	—	(172,806)
Shares issued pursuant to stock purchase plan	9	—	541	—	—	—	—	—	541
Net activity from stock option and incentive plan	(2)	—	(1,773)	—	—	—	3,225	—	1,452
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	23,615	—	—	—	—	72,109	95,724
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(14,894)	(14,894)
Effective portion of interest rate contracts	—	—	—	—	—	(28,910)	(3,353)	—	(32,263)
Amortization of interest rate contracts	—	—	—	—	—	2,637	296	144	3,077
Reallocation of noncontrolling interest	—	—	437	—	—	—	(437)	—	—
Equity, September 30, 2024	157,980	$1,580	$6,822,489	$(1,035,710)	$(2,722)	$(26,428)	$638,129	$1,874,272	$8,271,610

Equity, June 30, 2023	156,854	$1,569	$6,561,161	$(516,550)	$(2,722)	$(3,406)	$689,123	$1,557,368	$8,286,543
Redemption of operating partnership units to common stock	79	—	2,920	—	—	—	(2,920)	—	—
Allocated net income (loss) for the period	—	—	—	(111,925)	—	—	(12,527)	20,909	(103,543)
Dividends/distributions declared	—	—	—	(153,800)	—	—	(18,301)	—	(172,101)
Shares issued pursuant to stock purchase plan	10	—	570	—	—	—	—	—	570
Net activity from stock option and incentive plan	(4)	—	421	—	—	—	4,065	—	4,486
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	22,635	22,635
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(12,150)	(12,150)
Effective portion of interest rate contracts	—	—	—	—	—	4,896	563	—	5,459
Amortization of interest rate contracts	—	—	—	—	—	1,376	157	144	1,677
Reallocation of noncontrolling interest	—	—	3,573	—	—	—	(3,573)	—	—
Equity, September 30, 2023	156,939	$1,569	$6,568,645	$(782,275)	$(2,722)	$2,866	$656,587	$1,588,906	$8,033,576

BXP, INC. CONSOLIDATED STATEMENTS OF EQUITY (unaudited and in thousands)
	Common Stock		Additional Paid-in Capital	Dividends in Excess of Earnings	Treasury Stock, at cost	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Common Units	Noncontrolling Interests - Property Partnerships	Total
	Shares	Amount
Equity, December 31, 2023	156,941	$1,569	$6,715,149	$(816,152)	$(2,722)	$(21,147)	$666,580	$1,640,704	$8,183,981
Redemption of operating partnership units to common stock	952	11	33,735	—	—	—	(33,746)	—	—
Allocated net income for the period	—	—	—	243,126	—	—	28,596	50,283	322,005
Dividends/distributions declared	—	—	—	(462,684)	—	—	(55,692)	—	(518,376)
Shares issued pursuant to stock purchase plan	17	—	1,141	—	—	—	—	—	1,141
Net activity from stock option and incentive plan	70	—	2,988	—	—	—	31,535	—	34,523
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	70,941	—	—	—	—	235,206	306,147
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(52,353)	(52,353)
Effective portion of interest rate contracts	—	—	—	—	—	(13,429)	(1,547)	—	(14,976)
Amortization of interest rate contracts	—	—	—	—	—	8,148	938	432	9,518
Reallocation of noncontrolling interest	—	—	(1,465)	—	—	—	1,465	—	—
Equity, September 30, 2024	157,980	$1,580	$6,822,489	$(1,035,710)	$(2,722)	$(26,428)	$638,129	$1,874,272	$8,271,610

Equity, December 31, 2022	156,758	$1,568	$6,539,147	$(391,356)	$(2,722)	$(13,718)	$683,583	$1,547,317	$8,363,819
Redemption of operating partnership units to common stock	100	1	3,713	—	—	—	(3,714)	—	—
Allocated net income for the period	—	—	—	70,290	—	—	8,642	59,337	138,269
Dividends/distributions declared	—	—	—	(461,209)	—	—	(55,038)	—	(516,247)
Shares issued pursuant to stock purchase plan	19	—	1,156	—	—	—	—	—	1,156
Net activity from stock option and incentive plan	62	—	3,759	—	—	—	42,088	—	45,847
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	—	—	—	—	—	30,190	30,190
Distributions to noncontrolling interests in property partnerships	—	—	—	—	—	—	—	(48,370)	(48,370)
Effective portion of interest rate contracts	—	—	—	—	—	12,461	1,425	—	13,886
Amortization of interest rate contracts	—	—	—	—	—	4,123	471	432	5,026
Reallocation of noncontrolling interest	—	—	20,870	—	—	—	(20,870)	—	—
Equity, September 30, 2023	156,939	$1,569	$6,568,645	$(782,275)	$(2,722)	$2,866	$656,587	$1,588,906	$8,033,576

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$322,005	$138,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	661,148	618,746
Impairment loss	13,615	—
Amortization of right of use assets - operating leases	1,719	1,502
Amortization of sales type lease	(738)	—
Amortization of above and below market leases	(4,245)	—
Non-cash compensation expense	39,552	46,699
(Income) loss from unconsolidated joint ventures	(6,376)	261,793
Distributions of net cash flow from operations of unconsolidated joint ventures	27,332	21,871
Gains from investments in securities	(4,785)	(2,311)
Allowance for current expected credit losses	44	302
Non-cash portion of interest expense	25,575	22,541
Gains on sales of real estate	(517)	(517)
Unrealized gain on non-real estate investment	(548)	(332)
Change in assets and liabilities:
Tenant and other receivables, net	23,932	(13,467)
Accrued rental income, net	(78,576)	(72,190)
Prepaid expenses and other assets	(73,215)	(76,621)
Right of use assets - operating lease	(750)	(25,640)
Lease liabilities - operating leases	(390)	282
Accounts payable and accrued expenses	7,596	40,914
Accrued interest payable	(12,383)	24,648
Other liabilities	(27,579)	(6,254)
Tenant leasing costs	(61,661)	(65,863)
Total adjustments	528,750	776,103
Net cash provided by operating activities	850,755	914,372
Cash flows from investing activities:
Construction in progress	(469,948)	(361,625)
Building and other capital improvements	(118,411)	(117,393)
Tenant improvements	(178,835)	(244,841)
Proceeds from sales of real estate	517	517
Acquisition of real estate (net of cash received upon consolidation)	6,086	—
Capital contributions to unconsolidated joint ventures	(87,498)	(148,875)
Capital distributions from unconsolidated joint ventures	—	7,350
Investment in non-real estate investments	(1,500)	(1,990)
Issuance of note receivables (including related party)	(2,223)	(10,500)
Investments in securities, net	1,025	1,779
Net cash used in investing activities	(850,787)	(875,578)

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2024	2023
Cash flows from financing activities:
Repayments of mortgage notes payable	(3,461)	—
Proceeds from unsecured senior notes	849,671	747,727
Repayment / redemption of unsecured senior notes	(700,000)	(500,000)
Borrowings on unsecured term loans	—	1,200,000
Payments on finance lease obligations	(9,250)	—
Repayment of unsecured term loans	(500,000)	(730,000)
Borrowings on commercial paper program	3,554,932	—
Repayments on commercial paper program	(3,054,932)	—
Deferred financing costs	(10,892)	(12,639)
Net activity from equity transactions	(1,728)	367
Dividends and distributions	(517,361)	(514,974)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	304,323	12,671
Distributions to noncontrolling interests in property partnerships	(52,353)	(48,370)
Net cash provided by (used in) financing activities	(141,051)	154,782
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(141,083)	193,576
Cash and cash equivalents and cash held in escrows, beginning of period	1,612,567	736,812
Cash and cash equivalents and cash held in escrows, end of period	$1,471,484	$930,388

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,531,477	$690,333
Cash held in escrows, beginning of period	81,090	46,479
Cash and cash equivalents and cash held in escrows, beginning of period	$1,612,567	$736,812

Cash and cash equivalents, end of period	$1,420,475	$882,647
Cash held in escrows, end of period	51,009	47,741
Cash and cash equivalents and cash held in escrows, end of period	$1,471,484	$930,388

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$505,746	$404,016
Interest capitalized	$31,342	$33,426

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(76,653)	$(111,154)
Change in real estate included in accounts payable and accrued expenses	$(21,035)	$29,435
Right of use assets obtained in exchange for lease liabilities - operating lease	$30,631	$134,509
Lease liability - finance lease reversal for re-assessment event	$(38,491)	$—
Right of use asset - finance lease reversal for re-assessment event	$(28,962)	$—
Non-cash contributions from noncontrolling interests in property partnerships, net	$86,860	$17,519
Capitalized operating lease costs	$22,647	$5,031
Construction in progress from prepaid expenses and other assets	$—	$25,577
Investment in unconsolidated joint ventures eliminated upon consolidation	$(11,834)	$—
Mortgage note payable recorded upon consolidation	$207,093	$—

BXP, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2024	2023
Mortgage note payable converted to unsecured term loan	$100,000	$—
Real estate and intangibles recorded upon consolidation	$(220,015)	$—
Dividends and distributions declared but not paid	$172,191	$171,916
Conversions of noncontrolling interests to stockholders’ equity	$33,746	$3,714
Issuance of restricted securities to employees and non-employee directors	$43,360	$48,121

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2024	December 31, 2023
ASSETS
Real estate, at cost (amounts related to variable interest entities (“VIEs”) of $7,646,435 and $7,054,075 at September 30, 2024 and December 31, 2023, respectively)	$27,191,559	$26,382,944
Right of use assets - finance leases (amounts related to VIEs of $21,000 and $21,000 at September 30, 2024 and December 31, 2023, respectively)	372,896	401,680
Right of use assets - operating leases (amounts related to VIEs of $145,052 and $158,885 at September 30, 2024 and December 31, 2023, respectively)	339,804	324,298
Less: accumulated depreciation (amounts related to VIEs of $(1,601,919) and $(1,501,483) at September 30, 2024 and December 31, 2023, respectively)	(7,241,074)	(6,758,361)
Total real estate	20,663,185	20,350,561
Cash and cash equivalents (amounts related to VIEs of $322,604 and $245,317 at September 30, 2024 and December 31, 2023, respectively)	1,420,475	1,531,477
Cash held in escrows (amounts related to VIEs of $5,032 and $22,160 at September 30, 2024 and December 31, 2023, respectively)	51,009	81,090
Investments in securities	39,186	36,337
Tenant and other receivables, net (amounts related to VIEs of $19,216 and $27,987 at September 30, 2024 and December 31, 2023, respectively)	99,706	122,407
Note receivable, net	3,937	1,714
Related party notes receivables, net	88,788	88,779
Sales-type lease receivable, net	14,429	13,704
Accrued rental income, net (amounts related to VIEs of $425,867 and $401,159 at September 30, 2024 and December 31, 2023, respectively)	1,438,492	1,355,212
Deferred charges, net (amounts related to VIEs of $201,947 and $175,383 at September 30, 2024 and December 31, 2023, respectively)	794,571	760,421
Prepaid expenses and other assets (amounts related to VIEs of $50,275 and $11,824 at September 30, 2024 and December 31, 2023, respectively)	132,078	64,230
Investments in unconsolidated joint ventures	1,421,886	1,377,319
Total assets	$26,167,742	$25,783,251
LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net (amounts related to VIEs of $3,280,817 and $3,277,185 at September 30, 2024 and December 31, 2023, respectively)	$4,275,155	$4,166,379
Unsecured senior notes, net	10,642,033	10,491,617
Unsecured line of credit	—	—
Unsecured term loans, net	798,058	1,198,301
Unsecured commercial paper	500,000	—
Lease liabilities - finance leases (amounts related to VIEs of $20,897 and $20,794 at September 30, 2024 and December 31, 2023, respectively)	373,260	417,961
Lease liabilities - operating leases (amounts related to VIEs of $154,637 and $145,826 at September 30, 2024 and December 31, 2023, respectively)	389,444	350,391
Accounts payable and accrued expenses (amounts related to VIEs of $120,092 and $59,667 at September 30, 2024 and December 31, 2023, respectively)	444,288	458,329
Dividends and distributions payable	172,191	171,176
Accrued interest payable	121,360	133,684
Other liabilities (amounts related to VIEs of $89,876 and $115,275 at September 30, 2024 and December 31, 2023, respectively)	407,441	445,947
Total liabilities	18,123,230	17,833,785

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS (unaudited and in thousands, except for unit amounts)
	September 30, 2024	December 31, 2023
Commitments and contingencies (See Note 8)
Redeemable deferred stock units— 132,930 and 119,471 units outstanding at redemption value at September 30, 2024 and December 31, 2023, respectively	10,696	8,383
Noncontrolling interests:
Redeemable partnership units— 15,926,014 and 16,508,277 common units and 2,336,797 and 2,065,861 long term incentive units outstanding at redemption value at September 30, 2024 and December 31, 2023, respectively	1,500,501	1,347,575
Capital:
Boston Properties Limited Partnership partners’ capital— 1,762,427 and 1,755,150 general partner units and 156,217,471 and 155,185,716 limited partner units outstanding at September 30, 2024 and December 31, 2023, respectively	4,685,471	4,973,951
Accumulated other comprehensive loss	(26,428)	(21,147)
Total partners’ capital	4,659,043	4,952,804
Noncontrolling interests in property partnerships	1,874,272	1,640,704
Total capital	6,533,315	6,593,508
Total liabilities and capital	$26,167,742	$25,783,251

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except for per unit amounts)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue
Lease	$799,471	$767,181	$2,378,616	$2,285,789
Parking and other	34,255	30,428	101,086	81,421
Hotel	15,082	13,484	38,080	35,554
Development and management services	6,770	9,284	19,276	28,122
Direct reimbursements of payroll and related costs from management services contracts	3,649	3,906	12,090	13,750
Total revenue	859,227	824,283	2,549,148	2,444,636
Expenses
Operating
Rental	327,897	300,192	963,480	882,536
Hotel	9,833	9,020	25,687	23,852
General and administrative	33,352	31,410	127,479	131,387
Payroll and related costs from management services contracts	3,649	3,906	12,090	13,750
Transaction costs	188	751	890	1,970
Depreciation and amortization	221,186	205,679	656,044	613,446
Total expenses	596,105	550,958	1,785,670	1,666,941
Other income (expense)
Income (loss) from unconsolidated joint ventures	(7,011)	(247,556)	6,376	(261,793)
Gains on sales of real estate	517	517	517	517
Interest and other income (loss)	14,430	20,715	39,747	48,999
Gains (losses) from investments in securities	2,198	(925)	4,785	2,311
Unrealized gain (loss) on non-real estate investment	94	(51)	548	332
Impairment loss	—	—	(13,615)	—
Interest expense	(163,194)	(147,812)	(474,727)	(424,492)
Net income (loss)	110,156	(101,787)	327,109	143,569
Net income attributable to noncontrolling interests
Noncontrolling interests in property partnerships	(15,237)	(20,909)	(50,283)	(59,337)
Net income (loss) attributable to Boston Properties Limited Partnership	$94,919	$(122,696)	$276,826	$84,232
Basic earnings per common unit attributable to Boston Properties Limited Partnership
Net income (loss)	$0.54	$(0.70)	$1.58	$0.48
Weighted average number of common units outstanding	175,446	174,882	175,369	174,765
Diluted earnings per common unit attributable to Boston Properties Limited Partnership
Net income (loss)	$0.54	$(0.70)	$1.58	$0.48
Weighted average number of common and common equivalent units outstanding	175,934	174,882	175,666	175,105

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net income (loss)	$110,156	$(101,787)	$327,109	$143,569
Other comprehensive income (loss):
Effective portion of interest rate contracts	(32,263)	5,459	(14,976)	13,886
Amortization of interest rate contracts (1)	3,077	1,677	9,518	5,026
Other comprehensive income (loss)	(29,186)	7,136	(5,458)	18,912
Comprehensive income (loss)	80,970	(94,651)	321,651	162,481
Comprehensive income attributable to noncontrolling interests	(15,381)	(21,053)	(50,715)	(59,769)
Comprehensive income (loss) attributable to Boston Properties Limited Partnership	$65,589	$(115,704)	$270,936	$102,712
_______________
(1)Amounts reclassified from comprehensive income primarily to interest expense within Boston Properties Limited Partnership’s Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, June 30, 2024	1,762	155,336	$5,010,460	$(155)	$1,801,676	$6,811,981	$1,230,848
Net activity from contributions and unearned compensation	—	6	(1,232)	—	—	(1,232)	3,225
Allocated net income for the period	—	—	85,332	—	15,237	100,569	9,587
Distributions	—	—	(154,820)	—	—	(154,820)	(17,986)
Conversion of redeemable partnership units	—	875	30,992	—	—	30,992	(30,992)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(308,876)	—	—	(308,876)	308,876
Effective portion of interest rate contracts	—	—	—	(28,910)	—	(28,910)	(3,353)
Amortization of interest rate contracts	—	—	—	2,637	144	2,781	296
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	23,615	—	72,109	95,724	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(14,894)	(14,894)	—
Equity, September 30, 2024	1,762	156,217	$4,685,471	$(26,428)	$1,874,272	$6,533,315	$1,500,501

Equity, June 30, 2023	1,755	155,098	$5,351,166	$(3,406)	$1,557,368	$6,905,128	$1,135,053
Net activity from contributions and unearned compensation	—	7	991	—	—	991	4,065
Allocated net income (loss) for the period	—	—	(110,169)	—	20,909	(89,260)	(12,527)
Distributions	—	—	(153,800)	—	—	(153,800)	(18,301)
Conversion of redeemable partnership units	—	79	2,920	—	—	2,920	(2,920)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(54,663)	—	—	(54,663)	54,663
Effective portion of interest rate contracts	—	—	—	4,896	—	4,896	563
Amortization of interest rate contracts	—	—	—	1,376	144	1,520	157
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	—	—	22,635	22,635	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(12,150)	(12,150)	—
Equity, September 30, 2023	1,755	155,184	$5,036,445	$2,866	$1,588,906	$6,628,217	$1,160,753

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CAPITAL AND NONCONTROLLING INTERESTS (unaudited and in thousands)
	Units		Capital
	General Partner	Limited Partner	Partners’ Capital (General and Limited Partners)	Accumulated Other Comprehensive Loss	Noncontrolling Interests - Property Partnerships	Total Capital	Noncontrolling Interests - Redeemable Partnership Units

Equity, December 31, 2023	1,755	155,185	$4,973,951	$(21,147)	$1,640,704	$6,593,508	$1,347,575
Net activity from contributions and unearned compensation	5	82	4,129	—	—	4,129	31,535
Allocated net income for the period	—	—	248,230	—	50,283	298,513	28,596
Distributions	—	—	(462,684)	—	—	(462,684)	(55,692)
Conversion of redeemable partnership units	2	950	33,746	—	—	33,746	(33,746)
Adjustment to reflect redeemable partnership units at redemption value	—	—	(182,842)	—	—	(182,842)	182,842
Effective portion of interest rate contracts	—	—	—	(13,429)	—	(13,429)	(1,547)
Amortization of interest rate contracts	—	—	—	8,148	432	8,580	938
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	70,941	—	235,206	306,147	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(52,353)	(52,353)	—
Equity, September 30, 2024	1,762	156,217	$4,685,471	$(26,428)	$1,874,272	$6,533,315	$1,500,501

Equity, December 31, 2022	1,750	155,008	$5,299,428	$(13,718)	$1,547,317	$6,833,027	$1,280,886
Net activity from contributions and unearned compensation	5	76	4,913	—	—	4,913	42,090
Allocated net income for the period	—	—	75,590	—	59,337	134,927	8,642
Distributions	—	—	(461,209)	—	—	(461,209)	(55,038)
Conversion of redeemable partnership units	—	100	3,714	—	—	3,714	(3,714)
Adjustment to reflect redeemable partnership units at redemption value	—	—	114,009	—	—	114,009	(114,009)
Effective portion of interest rate contracts	—	—	—	12,461	—	12,461	1,425
Amortization of interest rate contracts	—	—	—	4,123	432	4,555	471
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	—	—	—	—	30,190	30,190	—
Distributions to noncontrolling interests in property partnerships	—	—	—	—	(48,370)	(48,370)	—
Equity, September 30, 2023	1,755	155,184	$5,036,445	$2,866	$1,588,906	$6,628,217	$1,160,753
The accompanying notes are an integral part of these consolidated financial statements.

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$327,109	$143,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	656,044	613,446
Impairment loss	13,615	—
Amortization of right of use assets - operating leases	1,719	1,502
Amortization of sales type lease	(738)	—
Amortization of above and below market leases	(4,245)	—
Non-cash compensation expense	39,552	46,699
(Income) loss from unconsolidated joint ventures	(6,376)	261,793
Distributions of net cash flow from operations of unconsolidated joint ventures	27,332	21,871
Gains from investments in securities	(4,785)	(2,311)
Allowance for current expected credit losses	44	302
Non-cash portion of interest expense	25,575	22,541
Gains on sales of real estate	(517)	(517)
Unrealized gain on non-real estate investment	(548)	(332)
Change in assets and liabilities:
Tenant and other receivables, net	23,932	(13,467)
Accrued rental income, net	(78,576)	(72,190)
Prepaid expenses and other assets	(73,215)	(76,621)
Right of use assets - operating lease	(750)	(25,640)
Lease liabilities - operating leases	(390)	282
Accounts payable and accrued expenses	7,596	40,914
Accrued interest payable	(12,383)	24,648
Other liabilities	(27,579)	(6,254)
Tenant leasing costs	(61,661)	(65,863)
Total adjustments	523,646	770,803
Net cash provided by operating activities	850,755	914,372
Cash flows from investing activities:
Construction in progress	(469,948)	(361,625)
Building and other capital improvements	(118,411)	(117,393)
Tenant improvements	(178,835)	(244,841)
Proceeds from sales of real estate	517	517
Acquisition of real estate (net of cash received upon consolidation)	6,086	—
Capital contributions to unconsolidated joint ventures	(87,498)	(148,875)
Capital distributions from unconsolidated joint ventures	—	7,350
Investment in non-real estate investments	(1,500)	(1,990)
Issuance of note receivables (including related party)	(2,223)	(10,500)
Investments in securities, net	1,025	1,779
Net cash used in investing activities	(850,787)	(875,578)

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2024	2023
Cash flows from financing activities:
Repayments of mortgage notes payable	(3,461)	—
Proceeds from unsecured senior notes	849,671	747,727
Repayment / redemption of unsecured senior notes	(700,000)	(500,000)
Borrowings on unsecured term loan	—	1,200,000
Payments on finance lease obligations	(9,250)	—
Repayment of unsecured term loan	(500,000)	(730,000)
Borrowings on commercial paper program	3,554,932	—
Repayments on commercial paper program	(3,054,932)	—
Deferred financing costs	(10,892)	(12,639)
Net activity from equity transactions	(1,728)	367
Distributions	(517,361)	(514,974)
Proceeds from sale of interest in property partnerships and contributions from noncontrolling interests in property partnerships	304,323	12,671
Distributions to noncontrolling interests in property partnerships	(52,353)	(48,370)
Net cash provided by (used in) financing activities	(141,051)	154,782
Net increase (decrease) in cash and cash equivalents and cash held in escrows	(141,083)	193,576
Cash and cash equivalents and cash held in escrows, beginning of period	1,612,567	736,812
Cash and cash equivalents and cash held in escrows, end of period	$1,471,484	$930,388

Reconciliation of cash and cash equivalents and cash held in escrows:
Cash and cash equivalents, beginning of period	$1,531,477	$690,333
Cash held in escrows, beginning of period	81,090	46,479
Cash and cash equivalents and cash held in escrows, beginning of period	$1,612,567	$736,812

Cash and cash equivalents, end of period	$1,420,475	$882,647
Cash held in escrows, end of period	51,009	47,741
Cash and cash equivalents and cash held in escrows, end of period	$1,471,484	$930,388

Supplemental disclosures:
Cash paid for interest (net of amounts capitalized)	$505,746	$404,016
Interest capitalized	$31,342	$33,426

Non-cash investing and financing activities:
Write-off of fully depreciated real estate	$(76,653)	$(109,905)
Change in real estate included in accounts payable and accrued expenses	$(21,035)	$29,435
Right of use assets obtained in exchange for lease liabilities - operating lease	$30,631	$134,509
Lease liability - finance lease reversal for re-assessment event	$(38,491)	$—
Right of use asset - finance lease reversal for re-assessment event	$(28,962)	$—
Non-cash contributions from noncontrolling interests in property partnerships, net	$86,860	$17,519
Capitalized operating lease costs	$22,647	$5,031
Construction in progress from prepaid expenses and other assets	$—	$25,577
Investment in unconsolidated joint ventures eliminated upon consolidation	$(11,834)	$—
Mortgage notes payable recorded upon consolidation	$207,093	$—

BOSTON PROPERTIES LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine months ended September 30,
	2024	2023
Mortgage note payable converted to unsecured term loan	$100,000	$—
Real estate and intangibles recorded upon consolidation	$(220,015)	$—
Distributions declared but not paid	$172,191	$171,916
Conversions of redeemable partnership units to partners’ capital	$33,746	$3,714
Issuance of restricted securities to employees and non-employee directors	$43,360	$48,121

The accompanying notes are an integral part of these consolidated financial statements.

BXP, INC. AND BOSTON PROPERTIES LIMITED PARTNERSHIP
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
BXP is a fully integrated, self-administered and self-managed REIT. BXP is the sole general partner of BPLP, its operating partnership, and at September 30, 2024, owned an approximate 89.6% (89.4% at December 31, 2023) general and limited partnership interest in BPLP. Unless stated otherwise or the context requires, the “Company” refers to BXP and its subsidiaries, including BPLP and its consolidated subsidiaries. Partnership interests in BPLP include:
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
Properties
At September 30, 2024, the Company owned or had joint venture interests in a portfolio of 184 commercial real estate properties (the “Properties”) aggregating approximately 53.0 million net rentable square feet of primarily office properties, including nine properties under construction/redevelopment totaling approximately 2.7 million net rentable square feet. At September 30, 2024, the Properties consisted of:
•162 office and life sciences properties (including six properties under construction/redevelopment);
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
The Company bases its estimates on historical experience and on various other assumptions that it considers to be reasonable under the circumstances, including the impact of extraordinary events, the results of which form the basis for making significant judgments about the carrying values of assets and liabilities, assessments of future collectability, and other areas of the financial statements that are impacted by the use of estimates. Actual results may differ from these estimates under different assumptions or conditions.
Variable Interest Entities (VIEs)
Consolidated VIEs are those for which the Company is considered to be the primary beneficiary of a VIE. The primary beneficiary is the entity that has a controlling financial interest in the VIE, which is defined by the entity having both of the following characteristics: (1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance and (2) the obligation to absorb losses or the right to receive the returns from the VIE that could potentially be significant to the VIE. The assets of each VIE are only available to satisfy such VIE's respective liabilities. The Company has identified nine entities that are VIEs as of September 30, 2024 and has determined that it is the primary beneficiary for all of these entities as of September 30, 2024.
Consolidated Variable Interest Entities
As of September 30, 2024, BXP has identified nine consolidated VIEs, including BPLP. Excluding BPLP, the consolidated VIEs consisted of (i) the following five in-service properties: 767 Fifth Avenue (the General Motors Building), Times Square Tower, 601 Lexington Avenue, Atlantic Wharf Office Building and 100 Federal Street, (ii) 343 Madison Avenue, which is categorized as land held for future development and (iii) 290 Binney Street and 300 Binney Street, which are currently under development / redevelopment (See Note 14).
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
Variable Interest Entities Not Consolidated
As of September 30, 2024, the Company does not have any unconsolidated joint ventures that are classified as VIEs.
Fair Value Measurements
The Company follows the authoritative guidance for fair value measurements when valuing its financial instruments for disclosure purposes. The table below presents for September 30, 2024 and December 31, 2023, the financial instruments that are being valued for disclosure purposes, as well as the Level at which they are categorized as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”).

Financial Instrument	Level
3-Month United States Treasury Bills	Level 1
Unsecured commercial paper	Level 1
Investment in securities	Level 1
Unsecured senior notes (1)	Level 1
Related party note receivable	Level 3
Notes receivable	Level 3
Sales-type lease receivable	Level 3
Mortgage notes payable	Level 3
Unsecured line of credit	Level 3
Unsecured term loans	Level 3
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
At September 30, 2024 and December 31, 2023, the Company had outstanding three-month United States Treasury Bills with a maturity date of November 21, 2024 and January 30, 2024, respectively, that were classified as held to maturity because the Company determined that it had the positive intent and ability to hold to maturity. Because these securities are considered short-term investments, they are reflected at amortized cost within Cash and Cash Equivalents on the Consolidated Balance Sheets. At September 30, 2024 and December 31, 2023, the amortized cost of these securities were approximately $175.9 million and $302.7 million, respectively.
At September 30, 2024, the Company had $500.0 million outstanding under its unsecured commercial paper program (See Note 6). Due to their short-term maturity and stated interest rates at approximate current market rates, the fair value of outstanding commercial paper borrowings approximates the Company's carrying amount at September 30, 2024.
The Company’s investment in non-real estate investments is shown within Prepaid and Other Assets on the Consolidated Balance Sheets and was approximately $6.7 million and $4.6 million at September 30, 2024 and December 31, 2023, respectively. The non-real estate investments utilize net asset value as the practical expedient.

Non-Recurring Fair Value
The following table presents the aggregate carrying value of the Company’s non-recurring fair value financial instruments and the Company’s corresponding estimate of fair value as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
3-Month United States Treasury Bills (1)	$175,944	$175,944	$302,746	$302,746

Related party note receivable, net	$88,788	$90,138	$88,779	$90,593
Note receivable, net	3,937	4,799	1,714	1,677
Sales-type lease receivable, net	14,429	13,563	13,704	13,338
Total	$107,154	$108,500	$104,197	$105,608

Mortgage notes payable, net	$4,275,155	$3,907,688	$4,166,379	$3,705,513
Unsecured senior notes, net	10,642,033	10,191,058	10,491,617	9,697,393
Unsecured line of credit	—	—	—	—
Unsecured term loans, net	798,058	800,303	1,198,301	1,196,945
Unsecured commercial paper	500,000	500,000	—	—
Total	$16,215,246	$15,399,049	$15,856,297	$14,599,851
_______________
(1) Per the guidance in ASC 326 “Financial Instruments — Credit Losses” (“ASC 326”), the Company concluded that the risk of nonpayment is nonexistent because the U.S. Government has a long history with no credit losses and, therefore, no credit loss allowance was recorded.
At March 31, 2024, the Company evaluated the expected hold period for a portion of its Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, the Company reduced the carrying value of a portion of the property that the Company anticipates selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, during the nine months ended September 30, 2024, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. The Company’s estimated fair value utilized Level 3 inputs and was based on a pending offer from a third party (See Note 3).
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

The following table presents the aggregate fair value of the Company’s interest rate swaps as of September 30, 2024 and December 31, 2023 (in thousands):

Fair value	September 30, 2024	December 31, 2023
Interest rate swaps	$(10,191)	$1,976
Investments
The Company accounts for investments in equity securities at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings. The Company maintains deferred compensation plans that are designed to allow officers and non-employee directors of BXP to defer a portion of the officer’s current income or the non-employee director’s current compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. The Company’s obligation under the plans is that of an unsecured promise to pay the deferred compensation to the plan participants in the future. At September 30, 2024 and December 31, 2023, the Company had maintained approximately $38.9 million and $36.1 million, respectively, in separate accounts, which are not restricted as to their use. The Company recognized gains (losses) of approximately $2.2 million and $(0.9) million on its investments in the accounts associated with the Company’s deferred compensation plans during the three months ended September 30, 2024 and September 30, 2023, respectively, and approximately $4.8 million and $2.3 million during the nine months ended September 30, 2024 and September 30, 2023, respectively, primarily due to the observable change in fair value.
3. Real Estate
BXP
Real estate consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Land	$5,318,724	$5,251,224
Right of use assets - finance leases (1)	372,896	401,680
Right of use assets - operating leases (1)	339,804	324,298
Land held for future development (2)	690,774	697,061
Buildings and improvements	16,898,821	16,607,756
Tenant improvements	3,782,391	3,592,172
Furniture, fixtures and equipment	54,992	53,716
Construction in progress	812,122	547,280
Total	28,270,524	27,475,187
Less: Accumulated depreciation	(7,369,545)	(6,881,728)
	$20,900,979	$20,593,459
_______________
(1)See Note 4.
(2)Includes pre-development costs.

BPLP
Real estate consisted of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Land	$5,224,015	$5,156,515
Right of use assets - finance leases (1)	372,896	401,680
Right of use assets - operating leases (1)	339,804	324,298
Land held for future development (2)	690,774	697,061
Buildings and improvements	16,627,265	16,336,200
Tenant improvements	3,782,391	3,592,172
Furniture, fixtures and equipment	54,992	53,716
Construction in progress	812,122	547,280
Total	27,904,259	27,108,922
Less: Accumulated depreciation	(7,241,074)	(6,758,361)
	$20,663,185	$20,350,561
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
901 New York Avenue contributed approximately $24.7 million of revenue and $6.9 million of net loss to the Company for the period from January 8, 2024 through September 30, 2024. 901 New York Avenue is an office property consisting of approximately 524,000 net rentable square feet.
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
On July 17, 2024, the Company partially placed in-service Reston Next Office Phase II, an approximately 90,000 net rentable square foot development project comprised of office and retail space located in Reston, Virginia.
On September 26, 2024, the Company fully placed in-service 180 CityPoint, an approximately 329,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.
Pending Disposition and Impairment
At March 31, 2024, the Company evaluated the expected hold period for a portion of its Shady Grove property, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. Based on a shorter-than-expected hold period, the Company reduced the carrying value of a portion of the property that the Company anticipates selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million during the nine months ended September 30, 2024. The Company’s estimated fair value was based on Level 3 inputs as defined in ASC 820 and on a pending offer from a third-party.
On May 7, 2024, the Company entered into an agreement with the third-party developer for the sale of 2 Choke Cherry Road, 2094 Gaither Road and the land parcel for an aggregate gross sale price of approximately $24.8 million. On July 22, 2024, the Company executed an amendment to the agreement for an aggregate gross sale price of approximately $24.7 million. 2 Choke Cherry Road and 2094 Gaither Road are two vacant office properties aggregating approximately 143,000 net rentable square feet that were taken out of service and held for redevelopment. The disposition is subject to satisfaction of certain closing conditions and there can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.

4. Leases
Lessor
The following table summarizes the components of lease revenue recognized under the Company’s operating and sales-type leases for the three and nine months ended September 30, 2024 and 2023 and included within the Company's Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
Lease Revenue	2024	2023	2024	2023
Fixed contractual payments	$646,979	$626,738	$1,947,599	$1,877,573
Variable lease payments	152,242	140,210	430,279	407,528
Sales-type lease revenue	250	233	738	688
	$799,471	$767,181	$2,378,616	$2,285,789
Lessee
On March 28, 2024, the Company entered into a 90-year air rights lease with the Massachusetts Department of Transportation for an approximately 61,000 square foot site at the parking garage located at 100 Clarendon Street and the concourse level of the Massachusetts Bay Transportation Authority’s Back Bay Station (the “Station”). The lease requires annual base rental payments of $250,000 until the commencement of construction, as defined in the lease. If the Company commences construction of a project on the site on or before August 1, 2028, then a final fixed rental payment is due in accordance with the lease at that time. After August 1, 2028, if the Company commences construction of a project on the site, then a final rental payment based on the then current fair market value will be due at that time. In addition, the lease requires annual payments of $500,000 through 2033 to fund maintenance and improvements to the Station. The Company has assumed that it will begin construction on the site on or before August 1, 2028. The incremental borrowing rate for this lease is 6.57% per annum. The net present value of the ground lease payments is approximately $23.2 million. The Company classifies this lease as an operating lease. As a result, the Company recorded a Right of Use Assets – Operating Leases and Lease Liabilities – Operating Leases of approximately $23.9 million and $23.2 million, respectively, on its Consolidated Balance Sheets at March 31, 2024. The ground lease had operating lease costs of approximately $87,000 for the three months ended September 30, 2024 and approximately $0.2 million for the period from March 28, 2024 through September 30, 2024.
The following table provides a maturity analysis for the air rights operating lease as of March 28, 2024 (in thousands):

Operating
Period from March 28, 2024 through December 31, 2024	$—
2025	750
2026	750
2027	750
2028	25,826
2029	500
Thereafter	2,000
Total lease payments	30,576
Less: Interest portion	7,391
Present value of lease payments	$23,185
The Company has a ground lease for the land underlying its residential property, The Skylyne, in Oakland, California. The Skylyne is a residential property consisting of 402 residential units and supporting retail space totaling approximately 331,000 net rentable square feet. The ground lease has approximately 92-years remaining (including extension options) and provides the Company with the right to purchase the land subject to certain conditions. When the lease was executed in 2017, the purchase option was considered a bargain purchase option and, as a result, the Company classified it as a finance lease and the Company assumed the lessor would exercise its right to require the Company to purchase the land in May 2024 for approximately $38.7 million. In May 2024 and as of the date of this report, the lessor has not exercised this option and the Company reassessed the accounting for the ground lease and determined that the purchase option continues to be considered a bargain purchase option and the ground lease will continue to be accounted for as a finance lease. The lease requires monthly base rental payments of a nominal amount until the purchase occurs, which the Company now estimates will be in 2030. As a result of the reassessment, the lease liability was remeasured and reduced to approximately $0.1 million. In conjunction with the reduction in the lease liability, the right of use asset was reduced to $0 and the difference between the lease liability and right of use asset of approximately $9.5 million was recorded as a decrease to interest expense for the nine months ended September 30, 2024. There can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
5. Investments in Unconsolidated Joint Ventures
The investments in unconsolidated joint ventures consist of the following at September 30, 2024 and December 31, 2023:

				Carrying Value of Investment (1)
Entity	Properties	Nominal % Ownership		September 30, 2024	December 31, 2023
				(in thousands)
Square 407 Limited Partnership	Market Square North	50.00%		$(12,042)	$(5,996)
901 New York, LLC	901 New York Avenue	25.00%	(2)	—	(11,764)
WP Project Developer LLC	Wisconsin Place Land and Infrastructure	33.33%	(3)	29,969	30,375
500 North Capitol Venture LLC	500 North Capitol Street, NW	30.00%		(11,630)	(10,253)
501 K Street LLC	1001 6th Street	50.00%		45,955	44,774
Podium Developer LLC	The Hub on Causeway - Podium	50.00%		42,916	45,201
Residential Tower Developer LLC	Hub50House	50.00%		38,116	40,235
Hotel Tower Developer LLC	The Hub on Causeway - Hotel Air Rights	50.00%		14,076	13,494
Office Tower Developer LLC	100 Causeway Street	50.00%		56,055	57,660
1265 Main Office JV LLC	1265 Main Street	50.00%		3,515	3,585
BNY Tower Holdings LLC	Dock 72	50.00%	(4)	(7,065)	(11,890)
CA-Colorado Center, LLC	Colorado Center	50.00%		234,972	237,815
7750 Wisconsin Avenue LLC	7750 Wisconsin Avenue	50.00%		48,814	50,064
BP-M 3HB Venture LLC	3 Hudson Boulevard	25.00%		113,288	115,103
Platform 16 Holdings LP	Platform 16	55.00%		55,381	45,564
Gateway Portfolio Holdings LLC	Gateway Commons	50.00%		393,679	376,834
Rosecrans-Sepulveda Partners 4, LLC	Beach Cities Media Campus	50.00%		27,051	27,034
Safeco Plaza REIT LLC	Safeco Plaza	33.67%	(5)	47,510	44,734
360 PAS Holdco LLC	360 Park Avenue South	71.11%	(6)	69,538	42,988
PR II/BXP Reston Gateway LLC	Skymark - Reston Next Residential	20.00%		15,359	15,184
751 Gateway Holdings LLC	751 Gateway	49.00%		98,882	93,411
200 Fifth Avenue JV LLC	200 Fifth Avenue	26.69%		68,563	75,718
ABXP Worldgate Investments LLC	13100 and 13150 Worldgate Drive	50.00%		18,247	17,546
				$1,391,149	$1,337,416
 _______________
(1)Investments with deficit balances aggregating approximately $30.7 million and $39.9 million at September 30, 2024 and December 31, 2023, respectively, are included within Other Liabilities in the Company’s Consolidated Balance Sheets.
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
The combined summarized balance sheets of the Company’s unconsolidated joint ventures are as follows:

	September 30, 2024	December 31, 2023
	(in thousands)
ASSETS
Real estate and development in process, net (1)	$5,756,008	$5,811,763
Other assets (2)	651,956	682,291
Total assets	$6,407,964	$6,494,054
LIABILITIES AND MEMBERS’/PARTNERS’ EQUITY
Mortgage and notes payable, net	$3,198,547	$3,351,873
Other liabilities (3)	294,795	361,357
Members’/Partners’ equity	2,914,622	2,780,824
Total liabilities and members’/partners’ equity	$6,407,964	$6,494,054
Company’s share of equity	$1,334,102	$1,278,483
Basis differentials (4)	57,047	58,933
Carrying value of the Company’s investments in unconsolidated joint ventures (5)	$1,391,149	$1,337,416
_______________
(1)At September 30, 2024 and December 31, 2023, this amount included right of use assets - operating leases totaling approximately $19.2 million and $20.1 million, respectively.
(2)At September 30, 2024 and December 31, 2023, this amount included sales-type lease receivable, net totaling approximately $14.1 million and $13.9 million, respectively.
(3)At September 30, 2024 and December 31, 2023, this amount included lease liabilities - operating leases totaling approximately $30.5 million.
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

	September 30, 2024	December 31, 2023
Property	(in thousands)
Colorado Center	$296,758	$298,906
200 Fifth Avenue	51,779	58,308
Gateway Commons	51,009	48,971
Safeco Plaza	(29,032)	(29,678)
360 Park Avenue South	(114,202)	(116,534)
Dock 72	(92,930)	(95,521)
Platform 16	(142,670)	(143,052)
These basis differentials (excluding land) will be amortized over the remaining lives of the related assets and liabilities.

(5)Investments with deficit balances aggregating approximately $30.7 million and $39.9 million at September 30, 2024 and December 31, 2023, respectively, are reflected within Other Liabilities in the Company’s Consolidated Balance Sheets.
The combined summarized statements of operations of the Company’s unconsolidated joint ventures are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Total revenue (1)	$128,435	$153,551	$378,981	$469,745
Expenses
Operating	53,280	65,119	148,929	183,348
Transaction costs	53	78	61	179
Depreciation and amortization	41,082	49,840	118,901	151,051
Total expenses	94,415	115,037	267,891	334,578
Other income (expense)
Loss from early extinguishment of debt	—	—	—	(3)
Interest expense	(45,244)	(60,737)	(132,106)	(176,786)
Unrealized gain (loss) on derivative instruments	(19,172)	10,242	(8,212)	14,089
Net loss	$(30,396)	$(11,981)	$(29,228)	$(27,533)

Company’s share of net loss	$(9,319)	$(4,476)	$(9,105)	$(10,739)
Gain on investment (2)	—	35,756	—	35,756
Gain on sale / consolidation	—	—	21,696	—
Impairment losses on investments (3)	—	(272,603)	—	(272,603)
Basis differential (4)	2,308	(6,233)	(6,215)	(14,207)
Income (loss) from unconsolidated joint ventures	$(7,011)	$(247,556)	$6,376	$(261,793)
_______________
(1)Includes straight-line rent adjustments of approximately $2.6 million and $7.7 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $16.5 million and $20.9 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)During the three months ended September 30, 2023, the Company completed a restructuring of its ownership in Metropolitan Square.
(3)During the three and nine months ended September 30, 2023, the Company recognized an other-than-temporary impairment loss on its investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million.
(4)Includes depreciation and amortization of approximately $3.9 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $6.8 million and $7.8 million for the nine months ended September 30, 2024 and 2023, respectively. Includes unrealized loss on derivative instruments of approximately $5.1 million and $2.7 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $4.9 million and $6.6 million for the nine months ended September 30, 2024 and 2023, respectively. Includes straight-line rent adjustments of approximately $0.3 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and approximately $1.0 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Also includes net above-/below-market rent adjustments of approximately $0.2 million for the three months ended September 30, 2024 and 2023, and approximately $0.6 million for the nine months ended September 30, 2024 and 2023.
On January 2, 2024, a joint venture in which the Company has a 50% interest partially placed in-service 651 Gateway, an approximately 327,000 net rentable square foot laboratory/life sciences project in South San Francisco, California.

On January 8, 2024, the Company acquired its joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million in cash (See Note 3). Prior to the acquisition, the Company had a 50% economic ownership interest in the joint venture and accounted for it under the equity method of accounting. The acquisition resulted in the Company having full ownership of the joint venture such that the Company now accounts for its assets, liabilities, and operations on a consolidated basis in its financial statements instead of under the equity method of accounting. As a result, the Company recognized a gain on consolidation of approximately $21.8 million.
On February 6, 2024, a joint venture in which the Company owns a 25% interest extended the maturity date of the loan collateralized by its 3 Hudson Boulevard property. At the time of the extension, the loan had an outstanding principal balance totaling $80.0 million and was scheduled to mature on February 9, 2024. The extended loan was scheduled to mature on May 9, 2024. On May 8, 2024, the loan was extended 30 days and on June 7, 2024, the loan was extended an additional 60 days. The extended loan continued to bear interest at a variable rate equal to Term SOFR plus approximately 3.61% per annum and was scheduled to mature on August 7, 2024. As of September 30, 2024, the loan was in a maturity default and had an outstanding balance, including accrued and unpaid interest and default interest of approximately $116.0 million. The Company is the lender of the loan and the loan is reflected as Related Party Note Receivables, Net on the Company’s Consolidated Balance Sheets. 3 Hudson Boulevard consists of land and improvements held for future development located in New York, New York.
On February 9, 2024, a joint venture in which the Company owns a 50% interest exercised an option to extend the maturity date of the construction loan collateralized by its 7750 Wisconsin Avenue property. The construction loan had a total commitment amount of approximately $252.6 million. The extended loan continues to bear interest at a variable rate equal to Term SOFR plus 1.35% per annum and matures on April 26, 2025. At the time of the extension, the loan had an outstanding balance totaling approximately $251.6 million and was scheduled to mature on April 26, 2024. 7750 Wisconsin Avenue is an office property with approximately 736,000 net rentable square feet located in Bethesda, Maryland.
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
On July 18, 2024, a joint venture in which the Company has a 50% ownership interest extended by one year the maturity date of its loan collateralized by 100 Causeway Street. At the time of the extension, the loan had an outstanding balance totaling approximately $333.6 million, bore interest at Term SOFR plus 1.48% per annum, and was scheduled to mature on September 5, 2024. Following the extension, the loan will continue to bear interest at Term SOFR plus 1.48% per annum, and is scheduled to mature on September 5, 2025. 100 Causeway Street is an approximately 634,000 net rentable square foot office property located in Boston, Massachusetts.
On August 7, 2024, a joint venture in which the Company has a 71.11% ownership interest partially placed in-service 360 Park Avenue South, a 20-story, office building with ground floor retail located in New York City, New York, aggregating approximately 450,000 net rentable square feet.
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

Unsecured Senior Notes
The following summarizes the unsecured senior notes outstanding as of September 30, 2024 (dollars in thousands):

	Coupon/Stated Rate	Effective Rate(1)	Principal Amount	Maturity Date(2)
7 Year Unsecured Senior Notes	3.200%	3.350%	$850,000	January 15, 2025
10 Year Unsecured Senior Notes	3.650%	3.766%	1,000,000	February 1, 2026
10 Year Unsecured Senior Notes	2.750%	3.495%	1,000,000	October 1, 2026
5 Year Unsecured Senior Notes	6.750%	6.924%	750,000	December 1, 2027
10 Year Unsecured Senior Notes	4.500%	4.628%	1,000,000	December 1, 2028
10 Year Unsecured Senior Notes	3.400%	3.505%	850,000	June 21, 2029
10.5 Year Unsecured Senior Notes	2.900%	2.984%	700,000	March 15, 2030
10.75 Year Unsecured Senior Notes	3.250%	3.343%	1,250,000	January 30, 2031
11 Year Unsecured Senior Notes	2.550%	2.671%	850,000	April 1, 2032
12 Year Unsecured Senior Notes	2.450%	2.524%	850,000	October 1, 2033
10.7 Year Unsecured Senior Notes	6.500%	6.619%	750,000	January 15, 2034
10 Year Unsecured Senior Notes	5.750%	5.842%	850,000	January 15, 2035
Total principal			10,700,000
Less:
Net unamortized discount			11,580
Deferred financing costs, net			46,387
Total			$10,642,033
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
On August 26, 2024, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 5.750% unsecured senior notes due 2035. The notes were priced at 99.961% of the principal amount to yield an effective rate (including financing fees) of approximately 5.842% per annum to maturity. The notes will mature on January 15, 2035, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.9 million after deducting underwriting discounts and transaction expenses.
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

At September 30, 2024, BPLP had no amount outstanding under the 2021 Credit Facility. The 2021 Credit Facility is used as a backstop for BPLP’s $500.0 million unsecured commercial paper program (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2021 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
Unsecured Term Loans
On January 4, 2023, BPLP entered into a credit agreement that provided for a $1.2 billion unsecured term loan facility (the “2023 Unsecured Term Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $1.2 billion under the 2023 Unsecured Term Loan.
On April 29, 2024, BPLP repaid $500.0 million of the outstanding balance under the 2023 Unsecured Term Loan from the proceeds of its unsecured commercial paper program (See “Unsecured Commercial Paper” below). At September 30, 2024, BPLP had $700.0 million of principal outstanding under the 2023 Unsecured Term Loan.
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
On September 27, 2024, BPLP entered into a credit agreement that provides for a $100.0 million unsecured term loan facility (the “2024 Unsecured Term Loan”) with a lender (the “Lender”) under the mortgage loan collateralized by the Company’s Santa Monica Business Park properties located in Santa Monica, California (the “SMBP Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $100.0 million under the 2024 Unsecured Term Loan. The proceeds were used to repay the portion of the SMBP Loan held by the Lender. After the repayment, the SMBP Loan had a remaining principal balance of $200.0 million (See Note 14). The 2024 Unsecured Term Loan matures on September 26, 2025 with three, one-year extension options, subject to customary conditions.
At BPLP’s option, loans under the 2024 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the highest of (a) zero, (b) Prime Rate, (c) the Federal Funds effective rate plus 0.50%, and (d) Term SOFR for a one-month period plus 1.10%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR or Daily Simple SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating.
Based on BPLP’s September 30, 2024 credit rating, the 2024 Unsecured Term Loan bears interest at a rate equal to Daily Simple SOFR plus 1.05% per annum. The 2024 Unsecured Term Loan is subject to an existing interest rate swap to fix Daily Simple SOFR at a fixed rate of approximately 2.688% per annum for a period that ends on April 1, 2025 (See Note 7). At September 30, 2024, BPLP had $100.0 million of principal outstanding under the 2024 Unsecured Term Loan.
The 2023 and 2024 Unsecured Term Loans contain customary representations and warranties, affirmative and negative covenants and events of default provisions, including the failure to pay indebtedness, breaches of covenants and bankruptcy and other insolvency events, which could result in the acceleration of the obligation to repay any outstanding amount under the 2023 and 2024 Unsecured Term Loans. Among other covenants, the 2023 and 2024 Unsecured Term Loans require that BPLP maintain on an ongoing basis: (1) a leverage ratio not to exceed 60%, however, the leverage ratio may increase to no greater than 65% provided that it is reduced back to 60% within one year, (2) a secured debt leverage ratio not to exceed 55%, (3) a fixed charge coverage ratio of at least 1.40 to 1.00, (4) an unsecured debt leverage ratio not to exceed 60%, however, the unsecured debt leverage ratio may increase to no greater than 65% provided that it is reduced to 60% within one year, (5) an unsecured debt interest coverage ratio of at least 1.75 to 1.00 and (6) limitations on permitted investments. At September 30, 2024, BPLP was in compliance with each of these financial and other covenant requirements.
Unsecured Commercial Paper
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. Amounts available under the unsecured commercial paper program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The commercial paper program is backstopped by available capacity under the 2021 Credit Facility. At September 30, 2024, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 5.22% per annum and had a weighted-average maturity of 34 days from the issuance date.
7. Derivative Instruments and Hedging Activities
BPLP’s agreements with derivative counterparties contain provisions whereby if BPLP defaults on the underlying indebtedness, including defaults where repayment of the indebtedness has not been accelerated by the lender, then BPLP could also be declared in default of the swap derivative obligation. As of September 30, 2024, the Company had not posted any collateral related to the agreements.
Effective Hedge Instruments
BPLP assesses the effectiveness of its derivatives both at inception and on an ongoing basis. If the hedges are deemed to be effective, the fair value is recorded in “Accumulated other comprehensive loss” in the Company’s Consolidated Balance Sheets and is subsequently reclassified into “Interest expense” in the Company’s Consolidated Statements of Operations in the period that the hedged forecasted transactions affect earnings. BPLP’s derivative financial instruments are cash flow hedges that are designated as effective hedges, and they are carried at their estimated fair value on a recurring basis (See Note 2). The Company did not incur ineffectiveness during the three and nine months ended September 30, 2024.
BPLP’s and SMBP LLC’s derivative contracts consisted of the following at September 30, 2024 (dollars in thousands):

Derivative Instrument	Aggregate Notional Amount			Strike Rate Range			Balance Sheet Location
		Effective Date	Maturity Date	Low		High		Fair Value
BPLP:
Interest Rate Swaps	$600,000	December 15, 2023	October 26, 2028	3.790%	—	3.798%	Other liabilities	$(12,600)
Interest Rate Swaps	100,000	September 27, 2024	April 1, 2025	2.688%	—	2.688%	Prepaid expenses and other assets	799
	700,000							(11,801)
SMBP LLC (1)
Interest Rate Swaps	200,000	December 14, 2023	April 1, 2025	2.661%	—	2.688%	Prepaid expenses and other assets	1,610
	$900,000							$(10,191)
_______________
(1)A consolidated subsidiary of the Company that is the borrower under the mortgage loan collateralized by its Santa Monica Business Park property.
The following table presents the location in the financial statements of the gains or (losses) recognized as a result of the Company’s cash flow hedges for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Amount of gain (loss) related to the effective portion recognized in other comprehensive income (1)	$(32,263)	$5,459	$(14,976)	$13,886
Amount of gain (loss) related to the effective portion subsequently reclassified to earnings (2)	$3,077	$1,677	$9,518	$5,026
Amount of gain (loss) related do the ineffective portion and amount excluded from effectiveness testing	$—	$—	$—	$—
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
Ineffective Hedging Instruments
During the year ended December 31, 2023, to satisfy a lender requirement, the Company entered into two agreements with the same third-party to purchase and sell a $600.0 million interest rate cap. The Company did not elect hedge accounting, and as such, any change in market value will be recognized in Gain (losses) from interest rate contracts in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2024 and 2023, the Company recognized no impact to its Consolidated Statement of Operations from entering into these agreements.
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
The Company had letter of credit and performance obligations related to lender and development requirements that total approximately $21.0 million at September 30, 2024.
Certain of the Company’s joint venture agreements include provisions whereby, at certain specified times, each partner has the right to initiate a purchase or sale of its interest in the joint venture. From time to time, under certain of the Company’s joint venture agreements, if certain return thresholds are achieved, either the Company or its partners may be entitled to receive an additional promoted interest or payments.
From time to time, the Company (or ventures in which the Company has an ownership interest) has agreed, and may in the future agree, to (1) guarantee portions of the principal, interest and other amounts in connection with their borrowings, (2) provide customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) in connection with their borrowings and (3) provide guarantees to lenders, tenants and other third parties for the completion of development projects. The Company has agreements with its third-party joint venture partners whereby the partners agree to reimburse the joint venture for their share of any payments made under the guarantee. In some cases, the Company earns a fee from the applicable joint venture for providing the guarantee.
In connection with the refinancing of 767 Fifth Avenue’s (the General Motors Building) secured loan by the Company’s consolidated joint venture entity, 767 Venture, LLC, the Company guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2024, the maximum funding obligation under the guarantee was approximately $6.4 million. The Company earns a fee from the joint venture for providing the guarantee and has an agreement with the outside partners to reimburse the joint venture for their share of any payments made under the guarantee. As of September 30, 2024, no amounts related to the guarantee were recorded as liabilities in the Company’s consolidated financial statements.
In connection with the sale of Metropolitan Square, an approximately 657,000 square foot office building in Washington, DC in which the Company had a 20% equity interest, the Company agreed to become a co-lender of up to $20.0 million under a mezzanine loan. The mezzanine loan has a maximum principal amount of $100.0 million, and it is subordinate only to an existing senior loan. The mezzanine loan may be drawn upon for future lease-up, operating and other costs on an as-needed basis, and amounts borrowed will bear interest at a per annum rate of 12%, compounded monthly. As of September 30, 2024, the Company has funded approximately $3.9 million under the mezzanine loan.

Legal Matters
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
In connection with the acquisition of an office property in New York City in 2010, the Company entered into an agreement with the seller pursuant to which the seller could earn various fees based on the future leasing performance of the property. The Company initially accrued approximately $1.5 million as an estimate of the fees it would owe the seller. In 2020, the seller filed suit against the Company in the Supreme Court of the State of New York, County of New York, claiming that consideration significantly in excess of the initial reserve amount is owed under the agreement. The disagreement between the Company and the seller involves material issues of contract interpretation and, more importantly, the method of calculating fees, including various inputs (both facts and assumptions) that drive the calculations. In February 2024, the court granted the seller’s motion for summary judgement interpreting certain sections of the agreement in favor of the seller’s claims. The Company is disputing the seller’s calculations and intends to continue defending itself vigorously. However, there can be no assurance that the Company will prevail in the lawsuit. If the court ultimately agrees with the seller’s calculations, then amounts due to the seller could theoretically be as high as the additional $31 million claimed in the seller’s complaint, plus interest. Although the Company disputes those calculations, there can be no assurance that the Company’s ultimate liability will not be significantly greater than its established accrual.
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

9. Noncontrolling Interests
Noncontrolling interests relate to the interests in BPLP not owned by BXP and interests in consolidated property partnerships not wholly-owned by the Company. As of September 30, 2024, the noncontrolling interests in BPLP consisted of the following:

OP Units	LTIP Units (1)	2022 MYLTIP Units	2023 MYLTIP Units	2024 MYLTIP Units
15,926,014	2,336,797	252,151	322,053	330,479
__________
(1)Includes 617,961 LTIP Units earned by employees under the Company’s multi-year long-term incentive awards granted between 2012 and 2021 (i.e., 2012 OPP and 2013 - 2021 MYLTIP awards).
Noncontrolling Interest—Common Units
During the nine months ended September 30, 2024, 951,881 OP Units were presented by the holders for redemption (including an aggregate of 105,814 OP Units issued upon conversion of LTIP Units, 2012 OPP Units and MYLTIP Units) and were redeemed by BXP in exchange for an equal number of shares of Common Stock.
At September 30, 2024, BPLP had outstanding the 2022 - 2024 MYLTIP Units. Prior to the end of the respective three-year performance period for each plan, holders of MYLTIP Units are entitled to receive per unit distributions equal to one-tenth (10%) of the regular quarterly distributions payable on an OP Unit, but will not be entitled to receive any special distributions. After the three-year performance period for each plan has ended, (1) the number of MYLTIP Units, both vested and unvested, that MYLTIP award recipients have earned, if any, based on the establishment of a performance pool, will be entitled to receive distributions in an amount per unit equal to distributions, both regular and special, payable on an OP Unit and (2) with respect to the 2022 - 2024 MYLTIP Units, the Company will make a “catch-up” cash payment on the MYLTIP Units that are ultimately earned in an amount equal to the regular and special dividends, if any, declared during the performance period on a number of shares of Common Stock agreed to the number of 2022 - 2024 MYLTIP Units that are earned, less the distributions actually paid during the performance period on all of the awarded 2022 - 2024 MYLTIP Units.
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
The following table presents BPLP’s distributions on the OP Units and LTIP Units and MYLTIP Units paid or declared in 2024 and during the nine months ended September 30, 2023:

Record Date	Payment Date	Distributions per OP Unit and LTIP Unit	Distributions per MYLTIP Unit
September 30, 2024	October 31, 2024	$0.98	$0.098
June 28, 2024	July 31, 2024	$0.98	$0.098
March 28, 2024	April 30, 2024	$0.98	$0.098
December 29, 2023	January 30, 2024	$0.98	$0.098
September 29, 2023	October 31, 2023	$0.98	$0.098
June 30, 2023	July 31, 2023	$0.98	$0.098
March 31, 2023	April 28, 2023	$0.98	$0.098
December 30, 2022	January 30, 2023	$0.98	$0.098
A holder of an OP Unit may present the OP Unit to BPLP for redemption at any time (subject to restrictions agreed upon at the time of issuance of OP Units to particular holders that may restrict such redemption right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, BPLP must redeem the OP Unit for cash equal to the then value of a share of Common Stock of BXP. BXP may, in its sole discretion, elect to assume and satisfy the redemption obligation by paying either cash or issuing one share of Common Stock. The value of the OP Units (other than OP Units owned by BXP), and LTIP Units (including the 2012 OPP Units and 2013 - 2021 MYLTIP Units), assuming in each case that all conditions had been met for the conversion thereof, had all of such units been redeemed at September 30, 2024 was approximately $1.5 billion based on the last reported price of a share of Common Stock on the New York Stock Exchange of $80.46 per share on September 30, 2024.
Noncontrolling Interests—Property Partnerships
The noncontrolling interests in property partnerships consist of the outside equity interests in ventures that are consolidated with the financial results of the Company because the Company exercises control over the entities that own the properties. The equity interests in these ventures that are not owned by the Company, totaling approximately $1.9 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively, are included in Noncontrolling Interests—Property Partnerships on the accompanying Consolidated Balance Sheets.
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
The Company has accounted for the transaction as an equity transaction and as of March 21, 2024 has recognized noncontrolling interest in its Consolidated Balance Sheets totaling approximately $104.6 million, which is equal to 45% of the aggregate carrying value of the total equity of the property immediately prior to the transaction.  The difference between the cash proceeds received and the noncontrolling interest recognized, which was approximately $7.5 million, has been reflected as a decrease in additional paid-in capital in the Company’s Consolidated Balance Sheets.  At the end of each reporting period, there will be a reallocation of the partners’ equity balances such that the ending balance in each partners’ capital account reflects each partners’ claim on net assets. These adjustments will impact additional paid-in capital and noncontrolling interest in property partnerships in the Company’s Consolidated Balance Sheets. For the three and nine months ended September 30, 2024, the adjustment was approximately $(27.1) million and $7.8 million, respectively.
290 Binney Street is an approximately 573,000 net rentable square foot laboratory/life sciences development project located in Cambridge, Massachusetts.  The  development project is 100% pre-leased to a life sciences company.
10. Stockholders’ Equity / Partners’ Capital
As of September 30, 2024, BXP had 157,979,898 shares of Common Stock outstanding.
As of September 30, 2024, BXP owned 1,762,427 general partnership units and 156,217,471 limited partnership units in BPLP.
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
During the nine months ended September 30, 2024, BXP issued 951,881 shares of Common Stock in connection with the redemption of an equal number of redeemable OP Units from limited partners.

The following table presents BXP’s dividends per share and BPLP’s distributions per OP Unit and LTIP Unit paid or declared in 2024 and during the nine months ended September 30, 2023:

Record Date	Payment Date	Dividend (Per Share)	Distribution (Per Unit)
September 30, 2024	October 31, 2024	$0.98	$0.98
June 28, 2024	July 31, 2024	$0.98	$0.98
March 28, 2024	April 30, 2024	$0.98	$0.98
December 29, 2023	January 30, 2024	$0.98	$0.98
September 29, 2023	October 31, 2023	$0.98	$0.98
June 30, 2023	July 31, 2023	$0.98	$0.98
March 31, 2023	April 28, 2023	$0.98	$0.98
December 30, 2022	January 30, 2023	$0.98	$0.98
11. Segment Information
The following tables present reconciliations of Net Income (Loss) Attributable to BXP, Inc. to the Company’s share of Net Operating Income and Net Income (Loss) Attributable to Boston Properties Limited Partnership to the Company’s share of Net Operating Income for the three and nine months ended September 30, 2024 and 2023.
BXP

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss) attributable to BXP, Inc.	$83,628	$(111,826)	$243,126	$70,290
Add:
Noncontrolling interest—common units of the Operating Partnership	9,587	(12,626)	28,596	8,642
Noncontrolling interests in property partnerships	15,237	20,909	50,283	59,337
Interest expense	163,194	147,812	474,727	424,492
Impairment loss	—	—	13,615	—
Net operating income from unconsolidated joint ventures	31,919	39,165	98,936	122,175
Depreciation and amortization expense	222,890	207,435	661,148	618,746
Transaction costs	188	751	890	1,970
Payroll and related costs from management services contracts	3,649	3,906	12,090	13,750
General and administrative expense	33,352	31,410	127,479	131,387
Less:
Net operating income attributable to noncontrolling interests in property partnerships	44,487	50,047	138,448	145,102
Unrealized gain (loss) on non-real estate investment	94	(51)	548	332
Gains (losses) from investments in securities	2,198	(925)	4,785	2,311
Interest and other income (loss)	14,430	20,715	39,747	48,999
Gains on sales of real estate	517	517	517	517
Income (loss) from unconsolidated joint ventures	(7,011)	(247,556)	6,376	(261,793)
Direct reimbursements of payroll and related costs from management services contracts	3,649	3,906	12,090	13,750
Development and management services revenue	6,770	9,284	19,276	28,122
Company’s share of Net Operating Income	$498,510	$490,999	$1,489,103	$1,473,449

BPLP

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$94,919	$(122,696)	$276,826	$84,232
Add:
Noncontrolling interests in property partnerships	15,237	20,909	50,283	59,337
Interest expense	163,194	147,812	474,727	424,492
Impairment loss	—	—	13,615	—
Net operating income from unconsolidated joint ventures	31,919	39,165	98,936	122,175
Depreciation and amortization expense	221,186	205,679	656,044	613,446
Transaction costs	188	751	890	1,970
Payroll and related costs from management services contracts	3,649	3,906	12,090	13,750
General and administrative expense	33,352	31,410	127,479	131,387
Less:
Net operating income attributable to noncontrolling interests in property partnerships	44,487	50,047	138,448	145,102
Unrealized gain (loss) on non-real estate investment	94	(51)	548	332
Gains (losses) from investments in securities	2,198	(925)	4,785	2,311
Interest and other income (loss)	14,430	20,715	39,747	48,999
Gains on sales of real estate	517	517	517	517
Income (loss) from unconsolidated joint ventures	(7,011)	(247,556)	6,376	(261,793)
Direct reimbursements of payroll and related costs from management services contracts	3,649	3,906	12,090	13,750
Development and management services revenue	6,770	9,284	19,276	28,122
Company’s share of Net Operating Income	$498,510	$490,999	$1,489,103	$1,473,449
Net operating income (“NOI”) is a non-GAAP financial measure equal to net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income (loss) attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investment, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. The Company believes NOI is useful to investors as a performance measure and believes it provides useful information to investors regarding its results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by the Company may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.

The Company’s internal reporting utilizes its share of NOI, which includes its share of NOI from consolidated and unconsolidated joint ventures, which is a non-GAAP financial measure that is calculated as the consolidated amount, plus the Company’s share of the amount from the Company’s unconsolidated joint ventures (calculated based upon the Company’s economic percentage ownership interest and, in some cases, after priority allocations), less the Company’s partners’ share of the amount from the Company’s consolidated joint ventures (calculated based upon the partners’ economic percentage ownership interests and, in some cases, after priority allocations, income allocation to private REIT shareholders and their share of fees due to the Company). The Company’s share of NOI from unconsolidated joint ventures, as defined above, also does not include its share of loss from early extinguishment of debt, unrealized gain (loss) on derivative instruments, gain on sale / consolidation, gain on investment, and impairment losses on investments, all of which are included within Income (Loss) from Unconsolidated Joint Ventures in the Company’s Consolidated Statements of Operations.  Management utilizes its share of NOI in assessing its performance as the Company has several significant joint ventures and, in some cases, the Company exercises significant influence over, but does not control, the joint venture, in which case GAAP requires that the Company account for the joint venture entity using the equity method of accounting and the Company does not consolidate it for financial reporting purposes. In other cases, GAAP requires that the Company consolidate the venture even though the Company’s partner(s) owns a significant percentage interest. As a result, the presentations of the Company’s share of NOI should not be considered a substitute for, and should only be considered together with and as a supplement to, the Company’s financial information presented in accordance with GAAP.
Asset information by segment is not reported because the Company does not use this measure to assess performance. Therefore, depreciation and amortization expense is not allocated among segments. Interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts, corporate general and administrative expense, unrealized gain (loss) on non-real estate investment, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue are not included in NOI and are provided as reconciling items to the Company’s reconciliations of its share of NOI to net income.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. The Company’s segments by geographic area are Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. The Company also presents information for each segment by property type, including Office (which includes office, life sciences and retail), Residential and Hotel.

Information by geographic area and property type (dollars in thousands):
For the three months ended September 30, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$300,613	$18,661	$258,295	$128,929	$10,821	$104,290	$821,609
Residential	4,219	—	—	3,152	—	4,746	12,117
Hotel	15,082	—	—	—	—	—	15,082
Total	319,914	18,661	258,295	132,081	10,821	109,036	848,808
% of Grand Totals	37.69%	2.20%	30.43%	15.56%	1.27%	12.85%	100.00%
Rental Expenses:
Office	107,876	7,344	111,419	52,410	3,382	39,478	321,909
Residential	1,621	—	—	2,346	—	2,021	5,988
Hotel	9,833	—	—	—	—	—	9,833
Total	119,330	7,344	111,419	54,756	3,382	41,499	337,730
% of Grand Totals	35.34%	2.17%	32.99%	16.21%	1.00%	12.29%	100.00%
Net operating income	$200,584	$11,317	$146,876	$77,325	$7,439	$67,537	$511,078
% of Grand Totals	39.25%	2.21%	28.74%	15.13%	1.46%	13.21%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(10,823)	—	(33,664)	—	—	—	(44,487)
Add: Company’s share of net operating income from unconsolidated joint ventures	9,099	6,835	3,472	4,285	1,899	6,329	31,919
Company’s share of net operating income	$198,860	$18,152	$116,684	$81,610	$9,338	$73,866	$498,510
% of Grand Totals	39.89%	3.64%	23.41%	16.37%	1.87%	14.82%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the three months ended September 30, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$276,153	$—	$268,680	$135,839	$13,660	$91,488	$785,820
Residential	4,198	—	—	3,214	—	4,377	11,789
Hotel	13,484	—	—	—	—	—	13,484
Total	293,835	—	268,680	139,053	13,660	95,865	811,093
% of Grand Totals	36.23%	—%	33.13%	17.14%	1.68%	11.82%	100.00%
Rental Expenses:
Office	97,358	—	107,462	50,450	2,971	36,213	294,454
Residential	1,629	—	—	2,221	—	1,888	5,738
Hotel	9,020	—	—	—	—	—	9,020
Total	108,007	—	107,462	52,671	2,971	38,101	309,212
% of Grand Totals	34.94%	—%	34.75%	17.03%	0.96%	12.32%	100.00%
Net operating income	$185,828	$—	$161,218	$86,382	$10,689	$57,764	$501,881
% of Grand Totals	37.03%	—%	32.12%	17.21%	2.13%	11.51%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(11,786)	—	(38,261)	—	—	—	(50,047)
Add: Company’s share of net operating income from unconsolidated joint ventures	7,946	12,508	3,938	4,023	1,874	8,876	39,165
Company’s share of net operating income	$181,988	$12,508	$126,895	$90,405	$12,563	$66,640	$490,999
% of Grand Totals	37.07%	2.55%	25.84%	18.41%	2.56%	13.57%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the nine months ended September 30, 2024:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$866,431	$57,534	$780,909	$393,252	$32,251	$312,298	$2,442,675
Residential	12,687	—	—	10,428	—	13,912	37,027
Hotel	38,080	—	—	—	—	—	38,080
Total	917,198	57,534	780,909	403,680	32,251	326,210	2,517,782
% of Grand Totals	36.42%	2.29%	31.02%	16.03%	1.28%	12.96%	100.00%
Rental Expenses:
Office	321,955	20,678	327,376	148,020	9,753	118,285	946,067
Residential	4,757	—	—	6,733	—	5,923	17,413
Hotel	25,687	—	—	—	—	—	25,687
Total	352,399	20,678	327,376	154,753	9,753	124,208	989,167
% of Grand Totals	35.62%	2.09%	33.10%	15.64%	0.99%	12.56%	100.00%
Net operating income	$564,799	$36,856	$453,533	$248,927	$22,498	$202,002	$1,528,615
% of Grand Totals	36.96%	2.41%	29.67%	16.28%	1.47%	13.21%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(32,803)	—	(105,645)	—	—	—	(138,448)
Add: Company’s share of net operating income from unconsolidated joint ventures	26,547	21,118	12,614	13,850	5,713	19,094	98,936
Company’s share of net operating income	$558,543	$57,974	$360,502	$262,777	$28,211	$221,096	$1,489,103
% of Grand Totals	37.51%	3.89%	24.21%	17.65%	1.89%	14.85%	100.00%
_______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.

For the nine months ended September 30, 2023:

	Boston	Los Angeles	New York	San Francisco	Seattle	Washington, DC	Total
Rental Revenue: (1)
Office	$815,568	$—	$789,851	$408,173	$44,978	$272,872	$2,331,442
Residential	12,371	—	—	10,720	—	12,677	35,768
Hotel	35,554	—	—	—	—	—	35,554
Total	863,493	—	789,851	418,893	44,978	285,549	2,402,764
% of Grand Totals	35.95%	—%	32.87%	17.43%	1.87%	11.88%	100.00%
Rental Expenses:
Office	293,004	—	312,895	144,732	9,013	105,908	865,552
Residential	4,782	—	—	6,609	—	5,593	16,984
Hotel	23,852	—	—	—	—	—	23,852
Total	321,638	—	312,895	151,341	9,013	111,501	906,388
% of Grand Totals	35.49%	—%	34.52%	16.70%	0.99%	12.30%	100.00%
Net operating income	$541,855	$—	$476,956	$267,552	$35,965	$174,048	$1,496,376
% of Grand Totals	36.22%	—%	31.87%	17.88%	2.40%	11.63%	100.00%
Less: Net operating income attributable to noncontrolling interests in property partnerships	(33,946)	—	(111,156)	—	—	—	(145,102)
Add: Company’s share of net operating income from unconsolidated joint ventures	25,294	38,501	10,951	10,819	5,598	31,012	122,175
Company’s share of net operating income	$533,203	$38,501	$376,751	$278,371	$41,563	$205,060	$1,473,449
% of Grand Totals	36.19%	2.61%	25.57%	18.89%	2.82%	13.92%	100.00%
  _______________
(1)Rental Revenue is equal to Total Revenue per the Company’s Consolidated Statements of Operations, less Development and Management Services Revenue and Direct Reimbursements of Payroll and Related Costs from Management Services Contracts Revenue per the Consolidated Statements of Operations.
12. Earnings Per Share / Common Unit
BXP
The following table provides a reconciliation of both the net income (loss) attributable to BXP, Inc. and the number of common shares used in the computation of basic earnings per share (“EPS”), which is calculated by dividing net income (loss) attributable to BXP, Inc. by the weighted-average number of common shares outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic EPS of BXP using the two-class method. Participating securities are included in the computation of diluted EPS of BXP using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units required, and the 2022 - 2024 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BXP excludes such units from the diluted EPS calculation. Other potentially dilutive common shares, including stock options, restricted stock and other securities of BPLP that are exchangeable for BXP’s Common Stock, and the related impact on earnings, are considered when calculating diluted EPS.

	Three months ended September 30, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc.	$83,628	157,725	$0.53
Effect of Dilutive Securities:
Stock Based Compensation	—	488	—
Diluted Earnings:
Net income attributable to BXP, Inc.	$83,628	158,213	$0.53

	Three months ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income (loss) attributable to BXP, Inc.	$(111,826)	156,880	$(0.71)
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—
Diluted Earnings:
Net income (loss) attributable to BXP, Inc.	$(111,826)	156,880	$(0.71)

	Nine months ended September 30, 2024
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc. common shareholders	$243,126	157,250	$1.55
Effect of Dilutive Securities:
Stock Based Compensation	—	297	(0.01)
Diluted Earnings:
Net income attributable to BXP, Inc. common shareholders	$243,126	157,547	$1.54

	Nine months ended September 30, 2023
	Income (Numerator)	Shares (Denominator)	Per Share Amount
	(in thousands, except for per share amounts)
Basic Earnings:
Net income attributable to BXP, Inc. common shareholders	$70,290	156,837	$0.45
Effect of Dilutive Securities:
Stock Based Compensation	—	340	—
Diluted Earnings:
Net income attributable to BXP, Inc. common shareholders	$70,290	157,177	$0.45

BPLP
The following table provides a reconciliation of both the net income (loss) attributable to Boston Properties Limited Partnership and the number of common units used in the computation of basic earnings per common unit, which is calculated by dividing net income (loss) attributable to Boston Properties Limited Partnership by the weighted-average number of common units outstanding during the period. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are also participating securities. As such, unvested restricted common stock of BXP and BPLP’s LTIP Units, 2012 OPP Units and MYLTIP Units are considered participating securities. Participating securities are included in the computation of basic earnings per common unit using the two-class method. Participating securities are included in the computation of diluted earnings per common unit using the if-converted method if the impact is dilutive. Because the 2012 OPP Units and 2013 - 2021 MYLTIP Units required, and the 2022 - 2024 MYLTIP Units require, BXP to outperform certain performance thresholds, unless such thresholds have been met by the end of the applicable reporting period, BPLP excludes such units from the diluted earnings per common unit calculation. Other potentially dilutive common units and the related impact on earnings are considered when calculating diluted earnings per common unit. Included in the number of units (the denominator) below are approximately 17,721,000 and 18,002,000 redeemable common units for the three months ended September 30, 2024 and 2023, respectively, and 18,119,000 and 17,928,000 redeemable common units for the nine months ended September 30, 2024 and 2023, respectively.

	Three months ended September 30, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership	$94,919	175,446	$0.54
Effect of Dilutive Securities:
Stock Based Compensation	—	488	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership	$94,919	175,934	$0.54

	Three months ended September 30, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income (loss) attributable to Boston Properties Limited Partnership	$(122,696)	174,882	$(0.70)
Effect of Dilutive Securities:
Stock Based Compensation	—	—	—
Diluted Earnings:
Net income (loss) attributable to Boston Properties Limited Partnership	$(122,696)	174,882	$(0.70)

	Nine months ended September 30, 2024
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$276,826	175,369	$1.58
Effect of Dilutive Securities:
Stock Based Compensation	—	297	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$276,826	175,666	$1.58

	Nine months ended September 30, 2023
	Income (Numerator)	Units (Denominator)	Per Unit Amount
	(in thousands, except for per unit amounts)
Basic Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$84,232	174,765	$0.48
Effect of Dilutive Securities:
Stock Based Compensation	—	340	—
Diluted Earnings:
Net income attributable to Boston Properties Limited Partnership common unitholders	$84,232	175,105	$0.48

13. Stock Option and Incentive Plan
On January 25, 2024, the Compensation Committee of BXP’s Board of Directors approved the grant of 2024 Multi-Year Long-Term Incentive Program (the “2024 MYLTIP”) awards under the Boston Properties, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) to certain executive officers of BXP. The 2024 MYLTIP awards consists of three components. Two of the components, each weighted 40%, utilize BXP’s TSR over a three-year measurement period as the performance metrics and the third component utilizes a leverage ratio as the performance metric. Earned awards will range from zero to a maximum of 330,479 LTIP Units depending on BXP’s performance under the three components, with a target of approximately 165,240 LTIP Units. Under ASC 718 “Compensation - Stock Compensation,” the 2024 MYLTIP awards have an aggregate value of approximately $11.1 million.
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
During the nine months ended September 30, 2024, BXP issued 83,316 shares of restricted common stock and BPLP issued 451,044 LTIP Units and 330,479 2024 MYLTIP Units to employees and non-employee directors under the 2021 Plan. Employees and non-employee directors paid $0.01 per share of restricted common stock and $0.25 per LTIP Unit and 2024 MYLTIP Unit. When issued, LTIP Units are not economically equivalent in value to a share of Common Stock, but over time can increase in value to one-for-one parity with Common Stock if there is sufficient appreciation in the value of the Company’s assets. The aggregate value of the LTIP Units is included in noncontrolling interests in the Consolidated Balance Sheets of BXP and BPLP. A substantial majority of the grants of restricted common stock and LTIP Units to employees vest in four equal annual installments. Restricted common stock is measured at fair value on the date of grant based on the number of shares granted and the closing price of BXP’s Common Stock on the date of grant as quoted on the New York Stock Exchange. Such value is recognized as an expense ratably over the corresponding employee service period. The shares of restricted common stock granted during the nine months ended September 30, 2024 were valued at approximately $5.3 million. The LTIP Units granted were valued at approximately $26.7 million using a Monte Carlo simulation method model. Because the 2012 OPP Units and 2013 - 2024 MYLTIP Units are subject to both a service condition and a market condition, the Company recognizes the related compensation expense under the graded vesting attribution method. Under the graded vesting attribution method, each portion of the award that vests at a different date is accounted for as a separate award and recognized over the period appropriate to that portion so that the compensation cost for each portion should be recognized in full by the time that portion vests. The Company recognizes forfeitures as they occur on its awards of stock-based compensation. Dividends paid on both vested and unvested shares of restricted stock are charged directly to Dividends in Excess of Earnings in BXP, Inc.’s Consolidated Balance Sheets and Partners’ Capital in Boston Properties Limited Partnership’s Consolidated Balance Sheets. Aggregate stock-based compensation expense associated with restricted stock, LTIP Units and MYLTIP Units was approximately $4.0 million and $4.8 million for the three months ended September 30, 2024 and 2023, respectively, and $38.5 million and $45.7 million for the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, there was (1) an aggregate of approximately $25.4 million of unrecognized compensation expense related to unvested restricted stock and LTIP Units and (2) an aggregate of approximately $(40,000) of unrecognized compensation expense related to unvested 2022 - 2024 MYLTIP Units that is expected to be recognized over a weighted-average period of approximately 2.5 years.
14. Subsequent Events
On October 5, 2024, the Company fully placed in-service 103 CityPoint, an approximately 113,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.
On October 8, 2024, the Company modified the mortgage loan collateralized by its Santa Monica Business Park properties located in Santa Monica, California. The mortgage loan had an outstanding principal balance of $200.0 million, bore interest at a variable rate equal to Daily Simple SOFR + 1.38% per annum and was scheduled to mature on July 19, 2025 (See Note 6). The modified loan is scheduled to mature on October 8, 2028 and continues to bear interest at a variable rate equal to Daily Simple SOFR + 1.38% per annum until July 19, 2025. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR + 1.60% per annum through the maturity date. The entire principal is subject to interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of approximately 2.675% per annum through April 1, 2025 (See Note 7). The mortgage loan requires monthly interest-only payments during the term of the loan, with the entire principal due at maturity. Santa Monica Business Park is an office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet.
On October 31, 2024, the Company completed and fully placed in-service 300 Binney Street, a laboratory/life sciences redevelopment project with approximately 236,000 net rentable square feet located in Cambridge, Massachusetts. The property is fully leased to a life sciences tenant.

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
The most significant factors that may cause actual results to differ materially from those expressed or implied by the forward-looking statements include the risks and uncertainties related to adverse changes in general economic and capital market conditions, including inflation, increases in interest rates, supply chain disruptions, labor market disruptions, dislocation and volatility in capital markets, and potential longer-term changes in consumer and client behavior, sustained changes in client preferences and space utilization, as well as the other important factors below and the risks described in (i) our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 including those described under the caption “Risk Factors,” (ii) our subsequent filings under the Exchange Act and (iii) the risk factors set forth in this Form 10-Q in Part II, Item 1A.
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
•general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on attractive terms, changes in client preferences and space utilization, dependence on clients’ financial condition, and competition from other developers, owners and operators of real estate);
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

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not unduly rely on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.
Overview
BXP is one of the largest publicly traded office real estate investment trusts (REITs) (based on total market capitalization as of September 30, 2024) in the U.S. that develops, owns, and manages primarily premier workplaces. Our properties are concentrated in six dynamic gateway markets in the U.S. - Boston, Los Angeles, New York, San Francisco, Seattle and Washington, DC. BPLP is the entity through which BXP conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. We generate revenue and cash primarily by leasing premier workplaces to our clients. When making leasing decisions, we consider, among other things, the creditworthiness of the client and the industry in which it conducts business, the length of the lease, the rental rate to be paid at inception and throughout the lease term, the amount of any security deposit or letter of credit posted by the client, the costs of tenant improvement allowances, free rent periods and other landlord concessions, anticipated operating expenses and real estate taxes, current and anticipated vacancy in our properties and the market overall (including sublease space), current and expected future demand for the space, the impact of other clients’ expansion rights and general economic factors.
We believe our key competitive advantages are our commitment to the office asset class and to our clients as many competitors disinvest in the sector, a strong balance sheet with access to capital in the secured and unsecured debt and private and public equity markets, and one of the highest quality portfolios of premier workplaces in the U.S. assembled over several decades of intentional development, acquisitions and dispositions.

Today, clients and their advisors are more focused than ever on these attributes for their building owners, which distinguishes BXP among its competitors.
We consider premier workplaces to be well-located buildings that are modern structures or have been modernized to compete with newer buildings, are professionally managed and maintained, and offer a number and type of amenities that are in high demand by clients that are focused on the importance of the physical work environment in recruiting and retaining the best and brightest employees. As such, these properties attract creditworthy clients and command upper-tier rental rates in their markets. We do not consider the expression “premier workplaces” a classification of our properties in accordance with any standard listing criteria in the real estate industry. We therefore caution investors that our use and definition of “premier workplaces” may be different than the use and definition of similar expressions and traditional classifications that may be used by other companies.
Our core strategy has always been to develop, acquire and manage premier workplaces in gateway markets with high barriers-to-entry and attractive demand drivers, and to focus on executing long-term leases with financially strong clients that are diverse across market sectors. We believe this strategy provides a competitive advantage that helps BXP distinguish itself from competitors as our clients are interested in leasing space in vibrant, amenitized and accessible premier workplaces to encourage more in-person work. This interest has accelerated the flight to quality in the office industry. Over the past several years, BXP’s experience and performance has diverged from the larger market and media sentiment, as premier workplaces have outperformed the broader office market consistently and substantially in both rental rates achieved and occupancy. We believe this divergence validates our strategy and differentiates BXP from other office companies.
Premier workplaces in our five traditional central business district (“CBD”) markets (Boston, New York, San Francisco, Seattle and Washington, DC) have consistently outperformed the broader office market in those CBDs on several key metrics, including occupancy, net absorption levels, rental rates and landlord concessions. This outperformance is evident in BXP’s portfolio where approximately 90% of our share of net operating income (“NOI”) comes from predominantly premier workplaces located in CBDs. As of September 30, 2024, these CBD assets are 90.1% occupied and 92.1% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with generally accepted accounting principles (“GAAP”)). For a detailed discussion of our share of NOI, including the reasons management believes the metric is useful to investors and a reconciliation to the most comparable GAAP measure, see page 39.
As of September 30, 2024, the weighted-average remaining lease term (1) for our in-place leases, based on square feet, including those signed by our unconsolidated joint ventures but excluding residential units, was approximately 7.6 years, and (2) for our 20 largest clients, based on square feet, was approximately 10.0 years.
Outlook
We believe the most important market forces driving occupancy, rental rates and earnings for BXP are interest rates, corporate earnings growth, return-to-office behaviors, and outperformance of premier workplaces, all of which are currently trending in BXP’s favor, serving as tailwinds for BXP’s performance.
In particular, corporate earnings growth is an important driver for BXP’s performance given its correlation to leasing activity. After remaining flat for all of 2023, S&P 500 earnings, which are viewed as a proxy for corporate health, are expected to grow 9.9% in 2024. Our experience tells us that companies with earnings growth are much more likely to invest, hire and expand their leased space, as demonstrated in BXP’s growing leasing volumes this year. We do not currently see evidence of a looming recession in the decision-making of our clients.
Return-to-office behaviors continue to improve in the cities in which we operate. Several large companies have recently announced more stringent in-office work requirements for their employees, and 84% of the CEOs surveyed in a recent third-party study believe there will be a full return-to-office work at their companies within three years, up from 64% of those surveyed just one year ago. The reasons cited by the CEOs include concerns about diminished collaboration, innovation and productivity, inadequate supervision and training for younger employees, and the cost of maintaining vacant offices.
The evolving operating environment impacts various aspects of our operating activities as:
•labor market conditions shift, which has gradually increased employer demand for mandatory in-person workdays;

•volatility in the capital markets has led companies to be more reticent in their capital outlays and slowed down decision-making, including capital required for leasing new space;
•private market debt financing, both for construction and existing assets, is significantly more challenging to arrange; and
•construction costs have increased and, although much of the cost for our active development pipeline is fixed, the cost of potential future construction activity continues to increase.
In light of the uncertain trajectory of the U.S. and global economies, we continue to position BXP for success by ensuring ample liquidity, managing our leverage, pursuing additional capital raising opportunities and maintaining discipline in discretionary capital expenditures, while continuing to selectively invest (including through both acquisitions and developments) in premier workplace opportunities. We remain focused on:
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
•continuing to enhance the overall quality of our portfolio and actively recycling capital by selling assets, subject to market conditions, that we believe no longer fit within our portfolio strategy or could attract premium pricing in the current market;
•actively managing our operations in a sustainable and responsible manner; and
•prioritizing risk management by actively managing liquidity, investing more extensively with joint venture partners to manage our debt levels, and being highly selective in new investment commitments.
The following is an overview of leasing and investment activity in the third quarter of 2024 and recent business highlights.
Leasing Activity and Occupancy
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
Overall, the environments in which we operate are improving. Although all the markets in which we operate still need consistent incremental absorption to constitute a macro recovery, we have started to see pockets of strength where low availability is driving constructive client behavior. As clients choose premier workplaces in sound financial condition, with building owners that are committed for the long term to their properties operated by the best property management teams, we expect to continue to be successful in gaining market share.
In the third quarter of 2024, we executed 74 leases totaling more than 1.1 million square feet with a weighted-average lease term of approximately 7.2 years. We signed leases for a total of approximately 3.3 million square feet in the first three quarters of 2024, representing a 25% increase compared to the same period in 2023.

BXP’s CBD portfolio was 90.1% occupied and 92.1% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) at September 30, 2024. Approximately 90% of our share of NOI comes from assets located in our CBD portfolio, underscoring the strength of BXP’s strategy to invest in the highest quality buildings in dynamic urban gateway markets. For a detailed discussion of our share of NOI, including the reasons management believes the metric is useful to investors and a reconciliation to the most comparable GAAP measure, see page 39.
The overall occupancy of our in-service office and retail properties was 87.0% at September 30, 2024, a decrease of 10 basis points from June 30, 2024. We define occupancy as space with signed leases for which revenue recognition has commenced in accordance with GAAP. Including vacant space for which we have signed leases that have not yet commenced revenue recognition in accordance with GAAP, our in-service office and retail properties were approximately 89.1% leased at September 30, 2024.
Investment Activity
We remain in active pursuit of opportunities in our core markets and asset types with primarily two types of counterparties: lenders to highly leveraged assets that require recapitalization and institutional owners seeking to diversify from the office asset class. To date, there has been limited market transaction activity for higher-quality office assets, though owners are increasingly testing the market to understand pricing. With lenders, there are fewer premier workplaces that are struggling with leverage, and in the few cases involving premier workplaces, lenders are generally electing to extend loans to borrowers who agree to invest modestly in their assets. Institutional owners are less interested in selling their higher quality assets, and there remains a material bid-ask spread given that, in most cases, assets have not been marked down to market-clearing levels. Notwithstanding these current challenges, we expect that transactions and our investment activity will increase in the coming quarters given the volume of maturing financings and continued mark downs in institutional portfolios. Our pipeline of potential opportunities is growing, including property and note acquisitions, sites with near term preleasing potential and new residential developments. No agreements are imminent, but we are encouraged by the activity. We also have interest from institutional investors in co-investing with us for select opportunities.
As of September 30, 2024, our development/redevelopment pipeline consisted of nine properties that, when completed, we expect will total approximately 2.7 million net rentable square feet. Our share of the estimated total cost for these projects is approximately $2.2 billion, of which approximately $1.1 billion remains to be invested. The commercial space in the pipeline, which excludes the residential projects, was 54% pre-leased as of October 31, 2024.
In the third quarter of 2024, we completed and fully placed in-service 180 CityPoint, an approximately 329,000 square foot laboratory/life sciences project located in Waltham, Massachusetts. BXP also partially placed in-service Skymark, a luxury residential property in Reston, Virginia that consists of 508 residential units across a five-story low-rise building and an iconic 39-story tower, which is one of the tallest buildings in Northern Virginia. The residential property is owned by a joint venture in which BXP has a 20% ownership interest.
As we continue to focus on new investments to drive future growth, we regularly review our portfolio to identify properties as potential sales candidates that either no longer fit within our portfolio strategy or could attract premium pricing in the current market. In addition, the BXP regional teams are pursuing alternative uses for some of our suburban land holdings, which includes vacant office buildings for which the highest and best use may not be office.
We are currently in active negotiations for the disposition of three land positions which, if successful, would generate approximately $70.0 million of proceeds in 2025. However, there can be no assurance that we will complete any of these transactions on the terms currently contemplated or at all.
A brief overview of each of our markets follows.
Boston
During the third quarter of 2024, we executed approximately 647,000 square feet of leases and approximately 421,000 square feet of leases commenced in the Boston region. Approximately 279,000 square feet of the leases that commenced had been vacant for less than one year and represent an increase in net rental obligations of approximately 3.1% over the prior leases.
As of September 30, 2024, our approximately 8.4 million square foot Boston CBD in-service portfolio was approximately 95.3% occupied and approximately 97.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).

Our approximately 2.5 million square foot in-service CBD portfolio in Cambridge was approximately 96.7% occupied and 96.7% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP) as of September 30, 2024.
As of September 30, 2024, our Route 128-Mass Turnpike in-service portfolio is comprised of approximately 4.7 million square feet and was approximately 77.1% occupied and approximately 79.2% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Los Angeles
Our Los Angeles (“LA”) in-service portfolio of approximately 2.3 million square feet is currently focused in West LA and includes Colorado Center, an approximately 1.1 million square foot property of which we own 50%, and Santa Monica Business Park, a 21-building, approximately 1.2 million square foot property. As of September 30, 2024, our LA in-service properties were approximately 84.9% occupied and 86.3% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
New York
During the third quarter of 2024, we executed approximately 143,000 square feet of leases in the New York region and approximately 641,000 square feet of leases commenced. Approximately 551,000 square feet of the leases that commenced had been vacant for less than one year, and they represent a decrease in net rental obligations of approximately 10.6% over the prior leases. As of September 30, 2024, our New York CBD in-service portfolio was approximately 88.9% occupied and approximately 92.6% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
San Francisco
During the third quarter of 2024, we executed leases for approximately 109,000 square feet and approximately 90,000 square feet commenced in the San Francisco region. Approximately 25,000 square feet of leases that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 6.7% over the prior leases.
As of September 30, 2024, our San Francisco CBD in-service properties were approximately 84.2% occupied and approximately 84.5% leased (including vacant space for which we have signed leases that have not yet commenced in accordance with GAAP).
Seattle
Our Seattle in-service portfolio includes Safeco Plaza, an approximately 762,000 square foot property of which we own 33.67%, and Madison Centre, an approximately 755,000 square foot property. As of September 30, 2024, these in-service properties were approximately 80.2% occupied and approximately 83.0% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
Washington, DC
During the third quarter of 2024, we executed leases for approximately 155,000 square feet and leases for approximately 66,000 square feet commenced in the Washington, DC region. Leases for approximately 14,000 square feet that commenced had been vacant for less than one year and represent a decrease in net rental obligations of approximately 15.3% over the prior leases.
As of September 30, 2024, our Washington, DC CBD in-service properties were approximately 88.0% occupied and approximately 90.1% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).
A significant component of our Washington, DC regional portfolio is in Reston Town Center, an award-winning mixed-use development in Northern Virginia. Reston is a hub for technology, cloud services, cybersecurity and defense intelligence companies. As of September 30, 2024, our Reston CBD portfolio was approximately 94.5% occupied and approximately 96.6% leased (inclusive of vacant space with signed leases that have not yet commenced in accordance with GAAP).

Leasing Statistics
The table below details the leasing activity, including 100% of the unconsolidated joint ventures, that commenced revenue recognition during the three and nine months ended September 30, 2024:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	(Square Feet)
Vacant space available at the beginning of the period	6,289,299	5,696,007
Vacant space from property dispositions/properties taken out of service (1)	(316,538)	(580,232)
Vacant space from properties placed (and partially placed) in-service (2)	209,413	371,972
Leases expiring or terminated during the period	1,405,356	4,304,498
Total space available for lease	7,587,530	9,792,245
1st generation leases	75,326	415,917
2nd generation leases with new clients	615,831	1,359,801
2nd generation lease renewals	574,864	1,695,018
Total space leased (3)	1,266,021	3,470,736
Vacant space available for lease at the end of the period	6,321,509	6,321,509

Leases executed during the period (4)	1,108,457	3,325,062

Second generation leasing information: (5)
Leases commencing during the period, in square feet	1,190,695	3,054,819
Weighted Average Lease Term	76 Months	89 Months
Weighted Average Free Rent Period	153 Days	127 Days
Total Transaction Costs Per Square Foot (6)	$74.93	$74.44
Increase in Gross Rents (7)	(4.48)%	2.08%
Increase in Net Rents (8)	(6.81)%	2.77%
 __________________
(1)Total square feet of properties taken out of service during the three months ended September 30, 2024 consists of 205,355 square feet at 1100 Winter Street and 111,183 square feet at Kingstowne One. Total square feet of properties taken out of service during the nine months ended September 30, 2024 consists of 205,355 square feet at 1100 Winter Street, 162,274 square feet at 1050 Winter Street, 111,183 square feet at Kingstowne One, 71,420 square feet at 15825 Shady Grove Road and 30,000 square feet at 17 Hartwell Avenue.
(2)Total square feet of properties placed in service during the three months ended September 30, 2024 consists of 187,048 square feet at 180 CityPoint and 22,365 square feet at 651 Gateway. Total square feet of properties placed in service during the nine months ended September 30, 2024 consists of 187,048 square feet at 180 CityPoint, 117,907 square feet at 760 Boylston Street and 67,017 square feet at 651 Gateway.
(3)Represents leases for which lease revenue recognition has commenced in accordance with GAAP during the three and nine months ended September 30, 2024.
(4)Represents leases executed during the three and nine months ended September 30, 2024 for which we either (1) commenced lease revenue recognition in such period or (2) will commence lease revenue recognition in subsequent periods, in accordance with GAAP, and includes leases at properties currently under development. The total square feet of leases executed and for which revenue recognition commenced during the three and nine months ended September 30, 2024 are 319,985 and 796,152 square feet, respectively.
(5)Second generation leases are defined as leases for space that we have previously leased. Of the 1,190,695 and 3,054,819 square feet of second generation leases that commenced during the three and nine months ended September 30, 2024, respectively, leases for 881,793 and 2,278,081 square feet, respectively, were signed in prior periods.
(6)Total transaction costs include tenant improvements and leasing commissions but exclude free rent concessions and other inducements in accordance with GAAP.

(7)Represents the increase (decrease) in gross rent (base rent plus expense reimbursements) on the new versus expired leases on the 896,196 and 2,323,471 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2024, respectively; excludes leases that management considers temporary because the client is not expected to occupy the space on a long-term basis.
(8)Represents the increase (decrease) in net rent (gross rent less operating expenses) on the new versus expired leases on the 896,196 and 2,323,471 square feet of second generation leases that had been occupied within the prior 12 months for the three and nine months ended September 30, 2024, respectively.
Transactions during the three months ended September 30, 2024 included the following:
Development activities
•On July 17, 2024, we partially placed in-service Reston Next Office Phase II, an approximately 90,000 net rentable square foot development project comprised of office and retail space located in Reston, Virginia.
•On September 26, 2024, we fully placed in-service 180 CityPoint, an approximately 329,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.
Pending disposition activity
•On July 22, 2024, we executed an amendment to an agreement with a third-party developer for the sale of a portion of our Shady Grove property for an aggregate gross sale price of approximately $24.7 million (See Note 3 to the Consolidated Financial Statements). The properties under agreement consist of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel, located in Rockville, Maryland. The disposition is subject to satisfaction of certain closing conditions and there can be no assurance that this transaction will be consummated on the terms currently contemplated or at all.
Unconsolidated joint ventures activities
•On July 12, 2024, a joint venture in which we have a 20% ownership interest partially placed in-service Skymark, a luxury residential property located in Reston, Virginia, that consists of 508 residential units aggregating approximately 417,000 net rentable square feet across a five-story, low-rise building and an iconic 39-story tower, which is one of the tallest buildings in Northern Virginia.
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
•On August 8, 2024, a joint venture in which we have a 71.11% ownership interest partially placed in-service 360 Park Avenue South, a 20-story, premier workplace building with ground floor retail located in New York City, New York, aggregating approximately 450,000 net rentable square feet.
Debt activities
•On August 26, 2024, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 5.750% unsecured senior notes due 2035. The notes were priced at 99.961% of the principal amount to yield an effective rate (including financing fees) of approximately 5.842% per annum to maturity. The notes will mature on January 15, 2035, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.9 million after deducting underwriting discounts and transaction expenses.
•On September 27, 2024, BPLP entered into a credit agreement that provides for a $100.0 million unsecured term loan facility (the “2024 Unsecured Term Loan”) with a lender (the “Lender”) under the mortgage loan collateralized by our Santa Monica Business Park properties located in Santa Monica, California (the “SMBP Loan”). Upon entry into the credit agreement, BPLP exercised its option to draw $100.0 million under the 2024 Unsecured Term Loan. The proceeds were used to repay the portion of the SMBP Loan held by the Lender. After the repayment, the SMBP Loan had a remaining principal balance of $200.0 million. The 2024 Unsecured Term Loan bears interest at a variable rate, matures on September 26, 2025 with three, one-year extension options, subject to customary conditions (See Note 6 to the Consolidated Financial Statements). The interest rate is subject to an existing interest rate swap to fix Daily Simple SOFR at a fixed interest rate of approximately 2.688% per annum for a period that ends on April 1, 2025.
Transactions completed subsequent to September 30, 2024 included the following:
•On October 5, 2024, we fully placed in-service 103 CityPoint, an approximately 113,000 net rentable square foot laboratory/life sciences project located in Waltham, Massachusetts.
•On October 8, 2024, we modified the SMBP Loan. The SMBP Loan had an outstanding principal balance of $200.0 million, bore interest at a variable rate equal to Daily Simple SOFR + 1.38% per annum and was scheduled to mature on July 19, 2025 (See “Debt Activities” above). The modified loan is scheduled to mature on October 8, 2028 and continues to bear interest at a variable rate equal to Daily Simple SOFR + 1.38% per annum until July 19, 2025. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR + 1.60% per annum through the maturity date. The entire principal is subject to interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of approximately 2.675% per annum through April 1, 2025 (See Note 7 to the Consolidated Financial Statements). The mortgage loan requires monthly interest-only payments during the term of the loan, with the entire principal due at maturity. Santa Monica Business Park is an office park consisting of 21 buildings totaling approximately 1.2 million net rentable square feet.
•On October 31, 2024, we completed and fully placed in-service 300 Binney Street, a laboratory/life sciences redevelopment project with approximately 236,000 net rentable square feet located in Cambridge, Massachusetts. The property is fully leased to a life sciences client.
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
Results of Operations for the Nine Months Ended September 30, 2024 and 2023
Net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership increased by approximately $172.8 million and $192.6 million, respectively, for the nine months ended September 30, 2024 compared to 2023, as set forth in the following tables and for the reasons discussed below under the heading “Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income Attributable to BXP, Inc. to Net Operating Income and Net Income Attributable to Boston Properties Limited Partnership to Net Operating Income for the nine months ended September 30, 2024 and 2023. For a detailed discussion of Net Operating Income (“NOI”), including the reasons management believes NOI is useful to investors, see page 61.

BXP

	Nine months ended September 30,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to BXP, Inc.	$243,126	$70,290	$172,836	245.89%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	28,596	8,642	19,954	230.90%
Noncontrolling interests in property partnerships	50,283	59,337	(9,054)	(15.26)%
Net Income	322,005	138,269	183,736	132.88%
Other Expenses:
Add:
Interest expense	474,727	424,492	50,235	11.83%
Impairment loss	13,615	—	13,615	100.00%
Other Income:
Less:
Unrealized gain on non-real estate investment	548	332	216	65.06%
Gains from investments in securities	4,785	2,311	2,474	107.05%
Interest and other income (loss)	39,747	48,999	(9,252)	(18.88)%
Gains on sales of real estate	517	517	—	—%
Income (loss) from unconsolidated joint ventures	6,376	(261,793)	268,169	102.44%
Other Expenses:
Add:
Depreciation and amortization expense	661,148	618,746	42,402	6.85%
Transaction costs	890	1,970	(1,080)	(54.82)%
Payroll and related costs from management services contracts	12,090	13,750	(1,660)	(12.07)%
General and administrative expense	127,479	131,387	(3,908)	(2.97)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	12,090	13,750	(1,660)	(12.07)%
Development and management services revenue	19,276	28,122	(8,846)	(31.46)%
Net Operating Income	$1,528,615	$1,496,376	$32,239	2.15%

BPLP

	Nine months ended September 30,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income Attributable to Boston Properties Limited Partnership	$276,826	$84,232	$192,594	228.65%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	50,283	59,337	(9,054)	(15.26)%
Net Income	327,109	143,569	183,540	127.84%
Other Expenses:
Add:
Interest expense	474,727	424,492	50,235	11.83%
Impairment loss	13,615	—	13,615	100.00%
Other Income:
Less:
Unrealized gain on non-real estate investment	548	332	216	65.06%
Gains from investments in securities	4,785	2,311	2,474	107.05%
Interest and other income (loss)	39,747	48,999	(9,252)	(18.88)%
Gains on sales of real estate	517	517	—	—%
Income (loss) from unconsolidated joint ventures	6,376	(261,793)	268,169	102.44%
Other Expenses:
Add:
Depreciation and amortization expense	656,044	613,446	42,598	6.94%
Transaction costs	890	1,970	(1,080)	(54.82)%
Payroll and related costs from management services contracts	12,090	13,750	(1,660)	(12.07)%
General and administrative expense	127,479	131,387	(3,908)	(2.97)%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	12,090	13,750	(1,660)	(12.07)%
Development and management services revenue	19,276	28,122	(8,846)	(31.46)%
Net Operating Income	$1,528,615	$1,496,376	$32,239	2.15%
At September 30, 2024 and 2023, we owned or had joint venture interests in a portfolio of 184 and 190 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the nine months ended September 30, 2024 and 2023 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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

NOI is a non-GAAP financial measure equal to net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income attributable to noncontrolling interests, interest expense, impairment loss, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain on non-real estate investment, gains from investments in securities, interest and other income (loss), gains on sales of real estate, income (loss) from unconsolidated joint ventures, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income attributable to BXP, Inc. and net income attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
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
Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 127 properties totaling approximately 40.3 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to January 1, 2023 and owned and in service through September 30, 2024. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after January 1, 2023 or disposed of on or prior to September 30, 2024. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the nine months ended September 30, 2024 and 2023 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold. We did not sell any properties during the nine months ended September 30, 2024 and 2023.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Total Property Portfolio
	2024	2023	Increase/ (Decrease)	% Change	2024	2023	2024	2023	2024	2023	2024	2023	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$2,199,822	$2,223,951	$(24,129)	(1.08)%	$75,697	$—	$46,434	$16,582	$6,066	$8,366	$2,328,019	$2,248,899	$79,120	3.52%
Termination Income	8,361	2,597	5,764	221.95%	189	—	—	—	6,409	—	14,959	2,597	12,362	476.01%
Lease Revenue	2,208,183	2,226,548	(18,365)	(0.82)%	75,886	—	46,434	16,582	12,475	8,366	2,342,978	2,251,496	91,482	4.06%
Parking and Other	92,014	79,110	12,904	16.31%	6,236	—	1,337	834	110	2	99,697	79,946	19,751	24.71%
Total Rental Revenue (1)	2,300,197	2,305,658	(5,461)	(0.24)%	82,122	—	47,771	17,416	12,585	8,368	2,442,675	2,331,442	111,233	4.77%
Real Estate Operating Expenses	892,274	846,956	45,318	5.35%	29,841	—	15,833	7,297	8,119	11,299	946,067	865,552	80,515	9.30%
Net Operating Income (Loss), Excluding Residential and Hotel	1,407,923	1,458,702	(50,779)	(3.48)%	52,281	—	31,938	10,119	4,466	(2,931)	1,496,608	1,465,890	30,718	2.10%
Residential Net Operating Income (2)	19,614	18,784	830	4.42%	—	—	—	—	—	—	19,614	18,784	830	4.42%
Hotel Net Operating Income (2)	12,393	11,702	691	5.90%	—	—	—	—	—	—	12,393	11,702	691	5.90%
Net Operating Income (Loss)	$1,439,930	$1,489,188	$(49,258)	(3.31)%	$52,281	$—	$31,938	$10,119	$4,466	$(2,931)	$1,528,615	$1,496,376	$32,239	2.15%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 61. Residential Net Operating Income for the nine months ended September 30, 2024 and 2023 is comprised of Residential Revenue of $37,027 and $35,768 less Residential Expenses of $17,413 and $16,984, respectively. Hotel Net Operating Income for the nine months ended September 30, 2024 and 2023 is comprised of Hotel Revenue of $38,080 and $35,554 less Hotel Expenses of $25,687 and $23,852, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio decreased by approximately $24.1 million for the nine months ended September 30, 2024 compared to 2023. The decrease was a result of our average occupancy decreasing from 90.9% to 89.0%, resulting in a decrease of approximately $45.8 million, partially offset by revenue per square foot increasing by approximately $0.82, contributing approximately $21.7 million.
Termination Income
Termination income increased by approximately $5.8 million for the nine months ended September 30, 2024 compared to 2023.
Termination income for the nine months ended September 30, 2024 related to 24 clients across the Same Property Portfolio and totaled approximately $8.4 million, which was primarily related to a retail client that terminated its lease early in Boston.
Termination income for the nine months ended September 30, 2023 related to 22 clients across the Same Property Portfolio and totaled approximately $2.6 million, which was primarily related to clients that terminated leases early in Seattle and Washington, DC.
Parking and Other Revenue
Parking and other revenue increased by approximately $12.9 million for the nine months ended September 30, 2024 compared to 2023. Parking and other revenue increased by approximately $1.0 million and $11.9 million, respectively. The increase in other revenue primarily related to the View Boston observatory.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $45.3 million, or 5.4%, for the nine months ended September 30, 2024 compared to 2023, due primarily to increases in (1) repairs and maintenance of approximately $15.1 million, or 11.0%, (2) utilities fluctuation of approximately $8.7 million, or 10.1%, and (3) increases in other real estate operating expenses of approximately $12.6 million, or 2.0%. The increase in repairs and maintenance related primarily to properties in our Boston region. The increase in utilities related primarily to properties in our New York City region. In addition, approximately $8.9 million of the increase related to marketing and operating expenses associated with the View Boston observatory.
Properties Acquired Portfolio
The table below lists the properties acquired between January 1, 2023 and September 30, 2024. Rental revenue and real estate operating expenses increased by approximately $82.1 million and $29.8 million, respectively, for the nine months ended September 30, 2024 compared to 2023, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2024	2023	Change	2024	2023	Change
			(dollars in thousands)
Santa Monica Business Park (1)	December 14, 2023	1,181,298	$57,534	$—	$57,534	$20,684	$—	$20,684
901 New York Avenue	January 8, 2024	523,939	24,588	—	24,588	9,157	—	9,157
		1,705,237	$82,122	$—	$82,122	$29,841	$—	$29,841
______________
(1)Rental revenue for the nine months ended September 30, 2024 includes approximately $0.2 million of termination income.

Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between January 1, 2023 and September 30, 2024. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $30.4 million and $8.5 million, respectively, for the nine months ended September 30, 2024 compared to 2023, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2024	2023	Change	2024	2023	Change
				(dollars in thousands)
2100 Pennsylvania Avenue	Second Quarter, 2022	Second Quarter, 2023	475,849	$26,894	$15,911	$10,983	$8,630	$6,752	$1,878
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	5,787	1,505	4,282	1,820	545	1,275
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	10,475	—	10,475	4,313	—	4,313
103 CityPoint (1)	Fourth Quarter, 2023	N/A	113,000	2	—	2	531	—	531
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	4,613	—	4,613	528	—	528
Reston Next Office Phase II	Third Quarter, 2024	N/A	90,000	—	—	—	11	—	11
			1,230,210	$47,771	$17,416	$30,355	$15,833	$7,297	$8,536
______________
(1)On October 5, 2024, 103 CityPoint was fully placed in-service.
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between January 1, 2023 and September 30, 2024. Rental revenue from our Properties in or Held for Development or Redevelopment Portfolio increased by approximately $4.2 million and real estate operating expenses decreased by approximately $3.2 million for the nine months ended September 30, 2024 compared to 2023, as detailed below.

			Rental Revenue			Real Estate Operating Expenses
Name	Date Commenced Held for Development / Redevelopment	Square Feet	2024	2023	Change	2024	2023	Change
			(dollars in thousands)
105 Carnegie Center (1)	November 30, 2022	73,000	$—	$—	$—	$426	$—	$426
Kendall Center Blue Parking Garage (2)	January 4, 2023	N/A	—	25	(25)	—	2,395	(2,395)
300 Binney Street (3)	January 30, 2023	236,000	—	(900)	900	—	117	(117)
Shady Grove Innovation District (4)	March 31, 2023	184,000	82	1,604	(1,522)	703	1,169	(466)
Lexington Office Park (4)	March 31, 2023	167,000	757	1,316	(559)	1,224	1,615	(391)
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	174	—	174
1050 and 1100 Winter Street (4) (5)	March 31, 2024	455,000	9,548	3,237	6,311	4,269	4,553	(284)
17 Hartwell Avenue (4)	June 30, 2024	30,000	604	1,411	(807)	323	378	(55)
Kingstowne One (4)	September 30, 2024	154,000	1,594	1,675	(81)	1,000	1,072	(72)
		1,299,000	$12,585	$8,368	$4,217	$8,119	$11,299	$(3,180)
_____________
(1)On November 30, 2023, we elected to suspend redevelopment. Although no longer in redevelopment, this property is not considered “in-service” as we are not actively leasing this property in anticipation of restarting redevelopment in the future.
(2)The Kendall Center Blue Parking Garage was taken out of service on January 4, 2023 and then demolished to support the development of 290 Binney Street. Real estate operating expenses for the nine months ended September 30, 2023 included approximately $2.4 million of demolition costs.
(3)On October 31, 2024, 300 Binney Street was fully placed in service.

(4)Lexington Office Park, 1050 and 1100 Winter Street, 17 Hartwell Avenue, Kingstowne One and a portion of Shady Grove Innovation District are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the properties in anticipation of a future development/redevelopment. The properties will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing. This portion of Shady Grove Innovation District is comprised of three buildings, 2092 and 2098 Gaither Road and 15825 Shady Grove Road that were taken out of service between January 1, 2023 and September 30, 2024.
(5)1100 Winter Street was taken out of service as of September 30, 2024. Rental revenue at 1100 Winter Street for the nine months ended September 30, 2024 includes approximately $6.4 million of termination income.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $0.8 million for the nine months ended September 30, 2024 compared to 2023.
The following reflects our occupancy and rate information for our residential same properties for the nine months ended September 30, 2024 and 2023.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)
Proto Kendall Square	$3,198	$3,060	4.5%	$5.88	$5.62	4.6%	95.1%	95.5%	(0.4)%	95.1%	95.1%	—%
The Lofts at Atlantic Wharf	$4,368	$4,443	(1.7)%	$4.86	$4.92	(1.2)%	95.2%	96.3%	(1.1)%	94.3%	96.1%	(1.9)%
Signature at Reston	$2,822	$2,689	4.9%	$2.90	$2.79	3.9%	95.8%	94.6%	1.3%	95.8%	93.9%	2.0%
The Skylyne	$3,419	$3,467	(1.4)%	$4.31	$4.41	(2.3)%	88.3%	92.3%	(4.3)%	86.5%	90.2%	(4.1)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $12.4 million for the nine months ended September 30, 2024, representing an increase of approximately $0.7 million compared to the nine months ended September 30, 2023.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the nine months ended September 30, 2024 and 2023.

	2024	2023	Change (%)
Occupancy	78.1%	73.5%	6.3%
Average daily rate	$331.19	$326.22	1.5%
REVPAR	$258.75	$239.64	8.0%

Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $8.8 million for the nine months ended September 30, 2024 compared to 2023. Development services revenue and management services revenue decreased by approximately $4.6 million and $4.2 million, respectively. The decrease in development services revenue is primarily related to decreases in fees associated with tenant improvement projects in Boston and New York City and decreases in development income earned from unconsolidated joint ventures in the San Francisco region. The decrease in management services revenue primarily related to the elimination of property and asset management fees earned from an unconsolidated joint venture in the Los Angeles region in which we acquired the joint venture partner’s interest in December 2023.
General and Administrative Expense
General and administrative expense decreased by approximately $3.9 million for the nine months ended September 30, 2024 compared to 2023 primarily due to decreases in compensation expense and other general and administrative expenses of approximately $3.2 million and $0.7 million, respectively. The decrease in compensation expense related to an approximately $5.7 million decrease in other compensation expenses, partially offset by an approximately $2.5 million increase in the value of our deferred compensation plan.
Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for each of the nine months ended September 30, 2024 and 2023 were approximately $13.2 million and $13.5 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $1.1 million for the nine months ended September 30, 2024 compared to 2023. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $42.4 million for the nine months ended September 30, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$597,768	$593,331	$4,437
Properties Acquired Portfolio	41,811	—	41,811
Properties Placed In-Service Portfolio	17,242	8,607	8,635
Properties in or Held for Development or Redevelopment Portfolio (1)	4,327	16,808	(12,481)
	$661,148	$618,746	$42,402
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
BPLP
Depreciation and amortization expense increased by approximately $42.6 million for the nine months ended September 30, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the nine months ended September 30,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$592,664	$588,211	$4,453
Properties Acquired Portfolio	41,811	—	41,811
Properties Placed In-Service Portfolio	17,242	8,607	8,635
Properties in or Held for Development or Redevelopment Portfolio (1)	4,327	16,628	(12,301)
	$656,044	$613,446	$42,598
_____________
(1)During the nine months ended September 30, 2023, the Kendall Center Blue Parking Garage was taken out of service and demolished to support the development of 290 Binney Street, an approximately 573,000 net rentable square foot laboratory/life sciences project in Cambridge, Massachusetts. As a result, during the nine months ended September 30, 2023, BPLP recorded approximately $0.6 million of accelerated depreciation expense for the demolition of the garage.
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
Other Income and Expense Items
Income (Loss) from Unconsolidated Joint Ventures
For the nine months ended September 30, 2024 compared to 2023, income (loss) from unconsolidated joint ventures increased by approximately $268.2 million primarily due to the recognition of non-cash impairment charges related to our investments in 360 Park Avenue South, 200 Fifth Avenue, Platform 16, and Safeco Plaza aggregating approximately $272.6 million during the nine months ended September 30, 2023, partially offset by an approximately $35.8 million gain on investment related to our Metropolitan Square joint venture interest. Neither of these items recurred during the nine months ended September 30, 2024.
Gains on Sales of Real Estate
The $0.5 million gains on sale of real estate for the nine months ended September 30, 2024 and 2023 were related to the sale of real estate occurring in prior periods.
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
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $9.3 million for the nine months ended September 30, 2024 compared to 2023, due primarily to a decrease in our outstanding cash balances.

Gains from Investments in Securities
Gains from investments in securities for the nine months ended September 30, 2024 and 2023 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains from investments in securities. During the nine months ended September 30, 2024 and 2023, we recognized gains of approximately $4.8 million and $2.3 million, respectively, on these investments. By comparison, our general and administrative expense decreased by approximately $4.8 million and $2.3 million during the nine months ended September 30, 2024 and 2023, respectively, as a result of decreases in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain on Non-Real Estate Investment
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, during the nine months ended September 30, 2024 and 2023, we recognized an unrealized gain of approximately $0.5 million and $0.3 million, respectively, due to the observable changes in the fair value of the investments.
Impairment Loss
At March 31, 2024, we evaluated the expected hold period for a portion of our Shady Grove property, located in Rockville, Maryland, consisting of 2 Choke Cherry Road, 2094 Gaither Road and a land parcel. Based on a shorter-than-expected hold period, we reduced the carrying value of a portion of the property that we anticipate selling to a third-party developer to its estimated fair value at March 31, 2024. As a result, each of BXP and BPLP recognized an impairment loss of approximately $13.6 million. Our estimated fair value was based on Level 3 inputs as defined in Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” and on a pending offer from a third party (See Note 3 to the Consolidated Financial Statements).

Interest Expense
Interest expense increased by approximately $50.2 million for the nine months ended September 30, 2024 compared to 2023, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2024 compared to September 30, 2023
(in thousands)
Increases to interest expense due to:
New mortgage loan financings (1)	$55,430
Issuance of $750 million in aggregate principal of 6.500% senior notes due 2034 on May 15, 2023	18,342
Unsecured commercial paper (2)	12,263
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	4,754
Amortization expense of financing fees	157
Total increases to interest expense	90,946
Decreases to interest expense due to:
Repayment of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(17,890)
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(10,672)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net	(7,646)
Decrease in interest due to finance leases	(3,443)
Other interest expense (excluding senior notes)	(709)
Increase in capitalized interest related to development projects	(351)
Total decreases to interest expense	(40,711)
Total change in interest expense	$50,235
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
(2)On April 17, 2024, BPLP established an unsecured commercial paper program (See Note 6 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the nine months ended September 30, 2024 and 2023 was approximately $31.3 million and $30.8 million, respectively. These costs are not included in the interest expense referenced above. The decrease in capitalized interest is primarily attributable to a development project that had a finance lease and is now placed in service.
At September 30, 2024, our variable rate debt consisted of (1) BPLP’s $2.0 billion 2021 Credit Facility, (2) BPLP’s $700.0 million 2023 Unsecured Term Loan and (3) BPLP’s $500.0 million unsecured commercial paper notes. As of September 30, 2024, the 2021 Credit Facility did not have a balance outstanding. In addition, we have the $100.0 million 2024 Unsecured Term Loan and $800.0 million of mortgage notes collateralized by Santa Monica Business Park and our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bore interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of, the applicable debt term. For a summary of our consolidated debt as of September 30, 2024 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $9.1 million for the nine months ended September 30, 2024 compared to 2023, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the nine months ended September 30,
	2024	2023	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$9,242	$9,770	$(528)
Times Square Tower (1)	12,651	16,737	(4,086)
601 Lexington Avenue (2)	6,951	11,188	(4,237)
100 Federal Street	8,713	9,732	(1,019)
Atlantic Wharf Office Building	11,750	11,910	(160)
343 Madison Avenue (3)	(27)	—	(27)
300 Binney Street (4)	412	—	412
290 Binney Street (4)	591	—	591
	$50,283	$59,337	$(9,054)
______________
(1)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(2)The decrease was primarily attributable to a decrease in lease revenue from our clients and depreciation and amortization expense related to new and expiring clients.
(3)Property is held for future development.
(4)Property is currently under redevelopment or in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $20.0 million for the nine months ended September 30, 2024 compared to 2023 due primarily to an increase in allocable income, which was primarily the result of recognizing a non-cash impairment charge related to our investment in unconsolidated joint ventures during the nine months ended September 30, 2023 that did not recur during the nine months ended September 30, 2024. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Results of Operations for the Three Months Ended September 30, 2024 and 2023
Net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership increased approximately $195.5 million and $217.6 million, respectively, for the three months ended September 30, 2024 compared to 2023, as detailed in the following tables and for the reasons discussed below under the heading “Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following are reconciliations of Net Income (Loss) Attributable to BXP, Inc. to Net Operating Income and Net Income (Loss) Attributable to Boston Properties Limited Partnership to Net Operating Income for the three months ended September 30, 2024 and 2023. For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 73.

BXP

	Three months ended September 30,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income (Loss) Attributable to BXP, Inc.	$83,628	$(111,826)	$195,454	174.78%
Net Income (Loss) Attributable to Noncontrolling Interests:
Noncontrolling interest—common units of the Operating Partnership	9,587	(12,626)	22,213	175.93%
Noncontrolling interests in property partnerships	15,237	20,909	(5,672)	(27.13)%
Net Income (Loss)	108,452	(103,543)	211,995	204.74%
Other Expenses:
Add:
Interest expense	163,194	147,812	15,382	10.41%
Loss from unconsolidated joint ventures	7,011	247,556	(240,545)	(97.17)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investment	94	(51)	145	284.31%
Gains (losses) from investments in securities	2,198	(925)	3,123	337.62%
Interest and other income (loss)	14,430	20,715	(6,285)	(30.34)%
Gains on sales of real estate	517	517	—	—%
Other Expenses:
Add:
Depreciation and amortization expense	222,890	207,435	15,455	7.45%
Transaction costs	188	751	(563)	(74.97)%
Payroll and related costs from management services contracts	3,649	3,906	(257)	(6.58)%
General and administrative expense	33,352	31,410	1,942	6.18%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,649	3,906	(257)	(6.58)%
Development and management services revenue	6,770	9,284	(2,514)	(27.08)%
Net Operating Income	$511,078	$501,881	$9,197	1.83%

BPLP

	Three months ended September 30,
	2024	2023	Increase/ (Decrease)	% Change
	(in thousands)
Net Income (Loss) Attributable to Boston Properties Limited Partnership	$94,919	$(122,696)	$217,615	177.36%
Net Income Attributable to Noncontrolling Interests:
Noncontrolling interests in property partnerships	15,237	20,909	(5,672)	(27.13)%
Net Income (Loss)	110,156	(101,787)	211,943	208.22%
Other Expenses:
Add:
Interest expense	163,194	147,812	15,382	10.41%
Loss from unconsolidated joint ventures	7,011	247,556	(240,545)	(97.17)%
Other Income:
Less:
Unrealized gain (loss) on non-real estate investment	94	(51)	145	284.31%
Gains (losses) from investments in securities	2,198	(925)	3,123	337.62%
Interest and other income (loss)	14,430	20,715	(6,285)	(30.34)%
Gains on sales of real estate	517	517	—	—%
Other Expenses:
Add:
Depreciation and amortization expense	221,186	205,679	15,507	7.54%
Transaction costs	188	751	(563)	(74.97)%
Payroll and related costs from management services contracts	3,649	3,906	(257)	(6.58)%
General and administrative expense	33,352	31,410	1,942	6.18%
Other Revenue:
Less:
Direct reimbursements of payroll and related costs from management services contracts	3,649	3,906	(257)	(6.58)%
Development and management services revenue	6,770	9,284	(2,514)	(27.08)%
Net Operating Income	$511,078	$501,881	$9,197	1.83%
At September 30, 2024 and 2023, we owned or had joint venture interests in a portfolio of 184 and 190 commercial real estate properties, respectively (in each case, the “Total Property Portfolio”). As a result of changes within our Total Property Portfolio, the financial data presented below shows significant changes in revenue and expenses from period-to-period. Accordingly, we do not believe that our period-to-period financial data with respect to the Total Property Portfolio provides a complete understanding of our operating results. Therefore, the comparison of operating results for the three months ended September 30, 2024 and 2023 show separately the changes attributable to the properties that were owned by us and in-service throughout each period compared (the “Same Property Portfolio”) and the changes attributable to the properties included in the Acquired, Placed In-Service, In or Held for Development or Redevelopment or Sold Portfolios.
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

NOI is a non-GAAP financial measure equal to net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership, as applicable, the most directly comparable GAAP financial measures, plus (1) net income (loss) attributable to noncontrolling interests, interest expense, loss from unconsolidated joint ventures, depreciation and amortization expense, transaction costs, payroll and related costs from management services contracts and corporate general and administrative expense less (2) unrealized gain (loss) on non-real estate investment, gains (losses) from investments in securities, interest and other income (loss), gains on sales of real estate, direct reimbursements of payroll and related costs from management services contracts and development and management services revenue. We use NOI internally as a performance measure and believe it provides useful information to investors regarding our results of operations and financial condition because, when compared across periods, it reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and development activity on an unleveraged basis, providing perspective not immediately apparent from net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level as opposed to the property level. Similarly, interest expense may be incurred at the property level even though the financing proceeds may be used at the corporate level (e.g., used for other investment activity). In addition, depreciation and amortization expense, because of historical cost accounting and useful life estimates, may distort operating performance measures at the property level. NOI presented by us may not be comparable to NOI reported by other REITs or real estate companies that define NOI differently.
We believe that in order to understand our operating results, NOI should be examined in conjunction with net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. NOI should not be considered as a substitute for net income (loss) attributable to BXP, Inc. or net income (loss) attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.
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
Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023
The table below shows selected operating information for the Same Property Portfolio and the Total Property Portfolio. The Same Property Portfolio consists of 128 properties totaling approximately 40.8 million net rentable square feet, excluding unconsolidated joint ventures. The Same Property Portfolio includes properties acquired or placed in-service on or prior to July 1, 2023 and owned and in-service through September 30, 2024. The Total Property Portfolio includes the effects of the other properties either acquired, placed in-service, in or held for development or redevelopment after July 1, 2023 or disposed of on or prior to September 30, 2024. This table includes a reconciliation from the Same Property Portfolio to the Total Property Portfolio by also providing information for the three months ended September 30, 2024 and 2023 with respect to the properties that were acquired, placed in-service, in or held for development or redevelopment or sold. We did not sell any properties during the three months ended September 30, 2024 and 2023.

	Same Property Portfolio				Properties Acquired Portfolio		Properties Placed In-Service Portfolio		Properties in or Held for Development or Redevelopment Portfolio		Total Property Portfolio
	2024	2023	Increase/ (Decrease)	% Change	2024	2023	2024	2023	2024	2023	2024	2023	Increase/ (Decrease)	% Change
	(dollars in thousands)
Rental Revenue: (1)
Lease Revenue (Excluding Termination Income)	$740,975	$748,611	$(7,636)	(1.02)%	$25,196	$—	$7,893	$1,505	$1,485	$2,856	$775,549	$752,972	$22,577	3.00%
Termination Income	5,711	2,564	3,147	122.74%	—	—	—	—	6,409	—	12,120	2,564	9,556	372.70%
Lease Revenue	746,686	751,175	(4,489)	(0.60)%	25,196	—	7,893	1,505	7,894	2,856	787,669	755,536	32,133	4.25%
Parking and Other Revenue	32,038	30,284	1,754	5.79%	1,821	—	1	—	80	—	33,940	30,284	3,656	12.07%
Total Rental Revenue (1)	778,724	781,459	(2,735)	(0.35)%	27,017	—	7,894	1,505	7,974	2,856	821,609	785,820	35,789	4.55%
Real Estate Operating Expenses	306,316	291,003	15,313	5.26%	10,389	—	2,604	545	2,600	2,906	321,909	294,454	27,455	9.32%
Net Operating Income (Loss), Excluding Residential and Hotel	472,408	490,456	(18,048)	(3.68)%	16,628	—	5,290	960	5,374	(50)	499,700	491,366	8,334	1.70%
Residential Net Operating Income (2)	6,129	6,051	78	1.29%	—	—	—	—	—	—	6,129	6,051	78	1.29%
Hotel Net Operating Income (2)	5,249	4,464	785	17.59%	—	—	—	—	—	—	5,249	4,464	785	17.59%
Net Operating Income (Loss)	$483,786	$500,971	$(17,185)	(3.43)%	$16,628	$—	$5,290	$960	$5,374	$(50)	$511,078	$501,881	$9,197	1.83%
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
(2)For a detailed discussion of NOI, including the reasons management believes NOI is useful to investors, see page 73. Residential Net Operating Income for the three months ended September 30, 2024 and 2023 is comprised of Residential Revenue of $12,117 and $11,789 less Residential Expenses of $5,988 and $5,738, respectively. Hotel Net Operating Income for the three months ended September 30, 2024 and 2023 is comprised of Hotel Revenue of $15,082 and $13,484 less Hotel Expenses of $9,833 and $9,020, respectively, per the Consolidated Statements of Operations.

Same Property Portfolio
Lease Revenue (Excluding Termination Income)
Lease revenue (excluding termination income) from the Same Property Portfolio decreased by approximately $7.6 million for the three months ended September 30, 2024 compared to 2023. The decrease was a result of our average occupancy decreasing from 90.6% to 88.2%, resulting in a decrease of approximately $20.0 million, partially offset by our average revenue per square foot increasing by approximately $1.54, contributing approximately $12.4 million.
Termination Income
Termination income increased by approximately $3.1 million for the three months ended September 30, 2024 compared to 2023.
Termination income for the three months ended September 30, 2024 related to eight clients across the Same Property Portfolio and totaled approximately $5.7 million, which was primarily related to a retail client that terminated its lease early in Boston.
Termination income for the three months ended September 30, 2023 related to 10 clients across the Same Property Portfolio and totaled approximately $2.6 million, which was primarily related to clients that terminated leases early in Seattle and Washington, DC.
Parking and Other Revenue
Parking and other revenue increased by approximately $1.8 million for the three months ended September 30, 2024 compared to 2023. Parking and other revenue increased by approximately $0.1 million and $1.7 million, respectively. The increase in other revenue was primarily associated with the View Boston observatory.
Real Estate Operating Expenses
Real estate operating expenses from the Same Property Portfolio increased by approximately $15.3 million, or 5.3%, for the three months ended September 30, 2024 compared to 2023, due primarily to increases in (1)utilities of approximately $4.3 million, or 13.9%, (2) repairs and maintenance of approximately $4.3 million, or 9.2%, and (3) other real estate operating expenses of approximately $4.1 million, or 1.9%. The increase in utilities related primarily to properties in our New York City region. The increase in repairs and maintenance related primarily to properties in our Boston region. In addition, there was an approximately $2.6 million increase related to the marketing and operating expenses associated with the View Boston observatory.
Properties Acquired Portfolio
The table below lists the properties acquired between July 1, 2023 and September 30, 2024. Rental revenue and real estate operating expenses increased by approximately $27.0 million and $10.4 million, respectively, for the three months ended September 30, 2024 compared to 2023, as detailed below.

		Square Feet	Rental Revenue			Real Estate Operating Expenses
Name	Date acquired		2024	2023	Change	2024	2023	Change
			(dollars in thousands)
Santa Monica Business Park	December 14, 2023	1,181,298	$18,661	$—	$18,661	$7,346	$—	$7,346
901 New York Avenue	January 8, 2024	523,939	8,356	—	8,356	3,043	—	3,043
		1,705,237	$27,017	$—	$27,017	$10,389	$—	$10,389
Properties Placed In-Service Portfolio
The table below lists the properties that were placed in-service or partially placed in-service between July 1, 2023 and September 30, 2024. Rental revenue and real estate operating expenses from our Properties Placed In-Service Portfolio increased by approximately $6.4 million and $2.1 million, respectively, for the three months ended September 30, 2024 compared to 2023, as detailed below.

	Quarter Initially Placed In-Service	Quarter Fully Placed In-Service		Rental Revenue			Real Estate Operating Expenses
Name			Square Feet	2024	2023	Change	2024	2023	Change
				(dollars in thousands)
140 Kendrick Street - Building A	Third Quarter, 2023	Third Quarter, 2023	104,166	$1,976	$1,505	$471	$671	$545	$126
180 CityPoint	Third Quarter, 2023	Third Quarter, 2024	329,195	3,627	—	3,627	1,525	—	1,525
103 CityPoint (1)	Fourth Quarter, 2023	N/A	113,000	1	—	1	155	—	155
760 Boylston Street	Second Quarter, 2024	Second Quarter, 2024	118,000	2,290	—	2,290	242	—	242
Reston Next Office Phase II	Third Quarter, 2024	N/A	90,000	—	—	—	11	—	11
			754,361	$7,894	$1,505	$6,389	$2,604	$545	$2,059
______________
(1)On October 5, 2024, 103 CityPoint was fully placed in-service.
Properties in or Held for Development or Redevelopment Portfolio
The table below lists the properties that were in or held for development or redevelopment between July 1, 2023 and September 30, 2024. Rental revenue from our Properties in or Held for Development or Redevelopment Portfolio increased by approximately $5.1 million and real estate operating expenses decreased by approximately $0.3 million for the three months ended September 30, 2024 compared to 2023, as detailed below.

	Date Commenced Held for Development / Redevelopment		Rental Revenue			Real Estate Operating Expenses
Name		Square Feet	2024	2023	Change	2024	2023	Change
			(dollars in thousands)
105 Carnegie Center (1)	November 30, 2022	73,000	$—	$—	$—	$135	$—	$135
Shady Grove Innovation District (2)	March 31, 2023	184,000	57	361	(304)	224	441	(217)
Lexington Office Park (2)	March 31, 2023	167,000	248	341	(93)	446	507	(61)
171 Dartmouth Street	March 28, 2024	N/A	—	—	—	87	—	87
1050 and 1100 Winter Street (2) (3)	March 31, 2024	455,000	7,260	1,050	6,210	1,281	1,466	(185)
17 Hartwell Avenue (2)	June 30, 2024	30,000	(10)	472	(482)	103	127	(24)
Kingstowne One (2)	September 30, 2024	154,000	419	632	(213)	324	365	(41)
		1,063,000	$7,974	$2,856	$5,118	$2,600	$2,906	$(306)
______________
(1)On November 30, 2023, we elected to suspend redevelopment. Although no longer in redevelopment, this property is not considered “in-service” as we are not actively leasing this property in anticipation of restarting redevelopment in the future.
(2)Lexington Office Park, 1050 and 1100 Winter Street, 17 Hartwell Avenue, Kingstowne One and a portion of Shady Grove Innovation District are no longer considered “in-service” because each property’s occupied percentage is less than 50% and we are no longer actively leasing the property in anticipation of a future development/redevelopment. The properties will be considered held for development or redevelopment until the last client has vacated the property and the property is no longer revenue producing. This portion of Shady Grove Innovation District is comprised of three buildings, 2092 and 2098 Gaither Road and 15825 Shady Grove Road.
(3)1100 Winter Street was taken out of service as of September 30, 2024. Rental revenue at 1100 Winter Street for the three months ended September 30, 2024 includes approximately $6.4 million of termination income.
Residential Net Operating Income
Net operating income for our residential same properties increased by approximately $78,000 for the three months ended September 30, 2024 compared to 2023.
The following reflects our occupancy and rate information for our residential same properties for the three months ended September 30, 2024 and 2023.

	Average Monthly Rental Rate (1)			Average Rental Rate Per Occupied Square Foot			Average Physical Occupancy (2)			Average Economic Occupancy (3)
Name	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)	2024	2023	Change (%)
Proto Kendall Square	$3,235	$3,113	3.9%	$5.94	$5.71	4.0%	94.5%	95.2%	(0.7)%	94.7%	94.7%	—%
The Lofts at Atlantic Wharf	$4,414	$4,462	(1.1)%	$4.95	$4.95	—%	95.0%	96.9%	(2.0)%	93.4%	96.6%	(3.3)%
Signature at Reston	$2,869	$2,726	5.2%	$2.95	$2.82	4.6%	96.0%	95.5%	0.5%	95.9%	94.9%	1.1%
The Skylyne	$3,349	$3,509	(4.6)%	$4.24	$4.45	(4.7)%	89.9%	93.1%	(3.4)%	87.5%	91.3%	(4.2)%
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
Hotel Net Operating Income
The Boston Marriott Cambridge hotel had net operating income of approximately $5.2 million for the three months ended September 30, 2024, representing an increase of approximately $0.8 million compared to the three months ended September 30, 2023.
The following reflects our occupancy and rate information for the Boston Marriott Cambridge hotel for the three months ended September 30, 2024 and 2023.

	2024	2023	Change (%)
Occupancy	82.7%	81.6%	1.3%
Average daily rate	$356.44	$331.37	7.6%
REVPAR	$294.86	$270.50	9.0%
Other Operating Revenue and Expense Items
Development and Management Services Revenue
Development and management services revenue decreased by approximately $2.5 million for the three months ended September 30, 2024 compared to 2023. Development services revenue and management services revenue decreased by approximately $1.5 million and $1.0 million, respectively. The decrease in development services revenue was primarily related to a decrease in development income earned from unconsolidated joint ventures in the San Francisco and Washington D.C. regions. The decrease in management services revenue was primarily related to the elimination of property and asset management fees earned from an unconsolidated joint venture in the Los Angeles region which we acquired the joint venture partner’s interest in December 2023.
General and Administrative Expense
General and administrative expense increased by approximately $1.9 million for the three months ended September 30, 2024 compared to 2023 primarily due to an increase in compensation expense of approximately $2.6 million, partially offset by an approximately $0.7 million decrease in other general and administrative expenses. The increase in compensation expense related to an approximately $3.1 million increase in the value of our deferred compensation plan partially offset by an approximately $0.5 million decrease in other compensation expenses.

Wages directly related to the development of rental properties are capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the applicable asset or lease term. Capitalized wages for the three months ended September 30, 2024 and 2023 were approximately $4.2 million and $4.4 million, respectively. These costs are not included in the general and administrative expenses discussed above.
Transaction Costs
Transaction costs decreased by approximately $0.6 million for the three months ended September 30, 2024 compared to 2023. In general, transaction costs relating to the formation of new joint ventures and the pursuit of other transactions are expensed as incurred.
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
BXP
Depreciation and amortization expense increased by approximately $15.5 million for the three months ended September 30, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$204,822	$205,676	$(854)
Properties Acquired Portfolio	13,983	—	13,983
Properties Placed In-Service Portfolio	2,460	450	2,010
Properties in or Held for Development or Redevelopment Portfolio	1,625	1,309	316
	$222,890	$207,435	$15,455
BPLP
Depreciation and amortization expense increased by approximately $15.5 million for the three months ended September 30, 2024 compared to 2023, as detailed below.

Portfolio	Depreciation and Amortization for the three months ended September 30,
	2024	2023	Change
	(in thousands)
Same Property Portfolio	$203,118	$203,920	$(802)
Properties Acquired Portfolio	13,983	—	13,983
Properties Placed In-Service Portfolio	2,460	450	2,010
Properties in or Held for Development or Redevelopment Portfolio	1,625	1,309	316
	$221,186	$205,679	$15,507

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
Other Income and Expense Items
Loss from Unconsolidated Joint Ventures
For the three months ended September 30, 2024 compared to 2023, loss from unconsolidated joint ventures decreased by approximately $240.5 million primarily due to the recognition of non-cash impairment charges related to our investments in 360 Park Avenue South, 200 Fifth Avenue, Platform 16, and Safeco Plaza aggregating approximately $272.6 million during the three months ended September 30, 2023, partially offset by an approximately $35.8 million gain on investment related to our Metropolitan Square joint venture interest. Neither of these items recurred during the three months ended September 30, 2024.
Gains on Sales of Real Estate
The $0.5 million gains on sale of real estate for the three months ended September 30, 2024 and 2023 were related to the sale of real estate occurring in prior periods.
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
Interest and Other Income (Loss)
Interest and other income (loss) decreased by approximately $6.3 million for the three months ended September 30, 2024 compared to 2023, due primarily to a decrease in our outstanding cash balances.
Gains (Losses) from Investments in Securities
Gain (losses) from investments in securities for the three months ended September 30, 2024 and 2023 related to investments that we have made to reduce our market risk relating to deferred compensation plans that we maintain for BXP’s officers and former non-employee directors. Under the deferred compensation plans, each officer or non-employee director who is eligible to participate is permitted to defer a portion of the officer’s current income or the non-employee director’s compensation on a pre-tax basis and receive a tax-deferred return on these deferrals based on the performance of specific investments selected by the officer or non-employee director. In order to reduce our market risk relating to these plans, we typically acquire, in a separate account that is not restricted as to its use, similar or identical investments as those selected by each officer or non-employee director. This enables us to generally match our liabilities to BXP’s officers or former non-employee directors under our deferred compensation plans with equivalent assets and thereby limit our market risk. The performance of these investments is recorded as gains (losses) from investments in securities. During the three months ended September 30, 2024 and 2023, we recognized gains (losses) of approximately $2.2 million and $(0.9) million, respectively, on these investments. By comparison, our general and administrative expense increased (decreased) by approximately $2.2 million and $(0.9) million during the three months ended September 30, 2024 and 2023, respectively, as a result of increases (decreases) in our liability under our deferred compensation plans that was associated with the performance of the specific investments selected by officers and former non-employee directors of BXP participating in the plans.
Unrealized Gain (Loss) on Non-Real Estate Investment
We invest in non-real estate investments, which are primarily environmentally-focused investment funds. As a result, during the three months ended September 30, 2024 and 2023, we recognized an unrealized gain (loss) of approximately $0.1 million and $(0.1) million, respectively, due to the observable changes in the fair value of the investments.

Interest Expense
Interest expense increased by approximately $15.4 million for the three months ended September 30, 2024 compared to 2023, as detailed below.

Component	Change in interest expense for the three months ended September 30, 2024 compared to September 30, 2023
(in thousands)
Increases to interest expense due to:
New mortgage loan financings (1)	$18,401
Unsecured commercial paper (2)	7,213
Issuance of $850 million in aggregate principal of 5.750% senior notes due 2035 on August 26, 2024	4,754
Decrease in interest due to finance leases	1,805
Other interest expense (excluding senior notes)	31
Total increases to interest expense	32,204
Decreases to interest expense due to:
Repayment of $700 million in aggregate principal of 3.800% senior notes due 2024 on February 1, 2024	(6,710)
Decrease in interest associated with unsecured term loans and the unsecured credit facility, net	(5,227)
Repayment of $500 million in aggregate principal of 3.125% senior notes due 2023 on September 1, 2023	(2,689)
Increase in capitalized interest related to development projects	(1,895)
Amortization expense of financing fees	(301)
Total decreases to interest expense	(16,822)
Total change in interest expense	$15,382
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
(2)On April 17, 2024, BPLP established an unsecured commercial paper program (See Note 6 to the Consolidated Financial Statements).
Interest expense directly related to the development of rental properties is capitalized and included in real estate assets on our Consolidated Balance Sheets and amortized over the useful lives of the real estate or lease term. As portions of properties are placed in-service, we cease capitalizing interest on that portion and interest is then expensed. Interest capitalized for the three months ended September 30, 2024 and 2023 was approximately $11.6 million and $9.7 million, respectively. These costs are not included in the interest expense referenced above.
At September 30, 2024, our variable rate debt consisted of (1) BPLP’s $2.0 billion 2021 Credit Facility, (2) BPLP’s $700.0 million 2023 Unsecured Term Loan and (3) BPLP’s $500.0 million unsecured commercial paper notes. As of September 30, 2024, the 2021 Credit Facility did not have a balance outstanding. In addition, we have the $100.0 million 2024 Unsecured Term Loan and $800.0 million of mortgage notes collateralized by Santa Monica Business Park and our 325 Main Street, 355 Main Street, 90 Broadway and Cambridge East Garage (also known as Kendall Center Green Garage) properties that bore interest at variable rates, which have all been hedged with interest rates swaps to fix SOFR for all or a portion of, the applicable debt term. For a summary of our consolidated debt as of September 30, 2024 refer to the heading “Liquidity and Capital Resources—Debt Financing” within “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Noncontrolling Interests in Property Partnerships
Noncontrolling interests in property partnerships decreased by approximately $5.7 million for the three months ended September 30, 2024 compared to 2023, as detailed below.

Property	Noncontrolling Interests in Property Partnerships for the three months ended September 30,
	2024	2023	Change
	(in thousands)
767 Fifth Avenue (the General Motors Building)	$2,954	$3,589	$(635)
Times Square Tower (1)	2,326	5,639	(3,313)
601 Lexington Avenue (2)	2,509	3,935	(1,426)
100 Federal Street	3,038	3,675	(637)
Atlantic Wharf Office Building	3,706	4,071	(365)
343 Madison Avenue (3)	(33)	—	(33)
300 Binney Street (4)	277	—	277
290 Binney Street (4)	460	—	460
	$15,237	$20,909	$(5,672)
_______________
(1)The decrease was primarily attributable to a decrease in lease revenue from our clients.
(2)The decrease was primarily attributable to a decrease in lease revenue from our clients and depreciation expense related to new and expiring clients.
(3)Property is held for future development.
(4)Property is currently under redevelopment or in development.
Noncontrolling Interest—Common Units of the Operating Partnership
For BXP, noncontrolling interest—common units of the Operating Partnership increased by approximately $22.2 million for the three months ended September 30, 2024 compared to 2023 due primarily to an increase in allocable income, which was primarily the result of recognizing a non-cash impairment charge related our investment in unconsolidated joint ventures during the three months ended September 30, 2023 that did not recur during the three months ended September 30, 2024. Due to our ownership structure, there is no corresponding line item on BPLP’s financial statements.
Liquidity and Capital Resources
General
Our principal liquidity needs for the next twelve months and beyond are to:
•fund normal recurring expenses;
•meet debt service and principal repayment obligations and balloon payments on maturing debt, including:
◦$850.0 million of 3.200% unsecured senior notes due January 15, 2025,
◦$700.0 million of principal outstanding on the 2023 Unsecured Term Loan due May 16, 2025,
◦$100.0 million of principal outstanding on the 2024 Unsecured Term Loan due September 26, 2025, for which we have three, one-year extension options, subject to customary conditions,
◦$203.6 million of mortgage debt secured by our 901 New York Avenue property due January 5, 2025, for which we have the right to extend the maturity date for a period of five years, subject to certain customary conditions, and
◦amounts that become due under BPLP’s unsecured commercial paper program;
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
We draw on multiple financing sources to fund our long-term capital needs. We expect to fund our current development/redevelopment projects primarily with our available cash balances, funding from institutional private equity partners, construction loans, unsecured term loans, and proceeds from possible asset sales, BPLP’s 2021 Credit Facility and BPLP's commercial paper program. We use BPLP’s 2021 Credit Facility primarily as a bridge facility to fund acquisition opportunities, refinance outstanding indebtedness, fund short-term development costs and for working capital. We also use BPLP’s 2021 Credit Facility to backstop BPLP’s commercial paper program. Although we may seek to fund our development projects with construction loans, which may require guarantees by BPLP, the source of financing for each particular project ultimately depends on several factors, including, among others, the project’s size and duration, whether the project is owned by a joint venture, the extent of pre-leasing, our available cash and access to cost effective capital at the given time.

The following table presents information on properties under construction/redevelopment as of September 30, 2024 (dollars in thousands):

							Financings
Construction/Redevelopment Properties	Estimated Stabilization Date	Location	# of Buildings	Estimated Square Feet	Investment to Date (1)(2)(3)	Estimated Total Investment (1)(2)	Total Available (1)	Outstanding at September 30, 2024 (1)	Estimated Future Equity Requirement (1)(2)(4)	Percentage Leased (5)
Office
360 Park Avenue South (71% ownership) (Redevelopment)	Q4 2026	New York, NY	1	450,000	$352,530	$418,300	$156,470	$156,470	$65,770	23%	(6)
Reston Next Office Phase II	Q2 2026	Reston, VA	1	90,000	44,207	61,000	—	—	16,793	4%	(7)
Total Office Properties under Construction/Redevelopment			2	540,000	396,737	479,300	156,470	156,470	82,563	20%

Laboratory/Life Sciences
103 CityPoint	Q4 2026	Waltham, MA	1	113,000	91,682	115,100	—	—	23,418	—%	(8)
300 Binney Street (55% ownership) (Redevelopment)	Q4 2024	Cambridge, MA	1	236,000	56,357	112,900	—	—	56,543	100%	(9)
651 Gateway (50% ownership) (Redevelopment)	Q3 2026	South San Francisco, CA	1	327,000	130,506	167,100	—	—	36,594	21%	(10)
290 Binney Street (55% ownership)	Q2 2026	Cambridge, MA	1	573,000	209,483	508,000	—	—	298,517	100%	(11)
Total Laboratory/Life Sciences Properties under Construction/Redevelopment			4	1,249,000	488,028	903,100	—	—	415,072	70%

Residential
Skymark - Reston Next Residential (508 units) (20% ownership)	Q2 2026	Reston, VA	1	417,000	42,192	47,700	28,000	24,934	2,442	36%	(12)
121 Broadway Street (439 units)	Q2 2029	Cambridge, MA	1	492,000	78,889	597,800	—	—	518,911	—%
Total Residential Properties under Construction			2	909,000	121,081	645,500	28,000	24,934	521,353	36%

Retail
Reston Next Retail	Q4 2025	Reston, VA	1	33,000	23,259	26,600	—	—	3,341	13%
Total Retail Properties under Construction			1	33,000	23,259	26,600	—	—	3,341	13%

Total Properties under Construction/Redevelopment			9	2,731,000	$1,029,105	$2,054,500	$184,470	$181,404	$1,022,329	54%	(13)
___________
(1)Represents our share.
(2)Each of Investment to Date, Estimated Total Investment and Estimated Future Equity Requirement represent our share of acquisition expenses, as applicable, and reflect our share of the estimated net revenue/expenses that we expect to incur prior to stabilization of the project, including any amounts actually received or paid through September 30, 2024.
(3)Includes approximately $60.4 million of unpaid but accrued construction costs and leasing commissions.
(4)Excludes approximately $60.4 million of unpaid but accrued construction costs and leasing commissions.
(5)Represents percentage leased as of October 31, 2024, including leases with future commencement dates.
(6)As of September 30, 2024, this property was 8% placed in-service.
(7)As of September 30, 2024, this property was 2% placed in-service.
(8)As of September 30, 2024, this property was 4% placed in-service.
(9)The institutional investor funded approximately $212.9 million at closing for its investment in 300 Binney Street. We withdrew approximately $212.9 million at closing and will fund all future costs of the project. See Note 14 to the Consolidated Financial Statements.
(10)As of September 30, 2024, this property was 21% placed in-service.

(11)On March 21, 2024, we completed the sale of a 45% interest in 290 Binney Street (See Note 9 to the Consolidated Financial Statements). The project budget reflects our 55% share of joint venture costs related to 290 Binney Street.  We have the sole obligation to construct an underground electrical vault for an estimated gross cost of $183.9 million. We have entered into a contract to sell the electrical vault to a third party for a fixed price of $84.1 million upon completion.  The net investment of $99.8 million will be included in our outside basis in 290 Binney Street. We have invested $58.9 million for the vault as of September 30, 2024.
(12)As of September 30, 2024, this property was 42% placed in-service.
(13)Percentage leased excludes the residential properties.

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
As of September 30, 2024, we had nine properties under development or redevelopment. BXP’s Share of the estimated total investment for these projects is approximately $2.2 billion, of which approximately $1.1 billion remains to be funded through 2029.
Since the second quarter of 2024, we further strengthened our balance sheet by sourcing additional liquidity. Notable transactions include:
•On August 26, 2024, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 5.750% unsecured senior notes due 2035. The notes were priced at 99.961% of the principal amount to yield an effective rate (including financing fees) of approximately 5.842% per annum to maturity. The notes will mature on January 15, 2035, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.9 million after deducting underwriting discounts and transaction expenses. We intend to use the net proceeds to repay the $850.0 million of 3.200% unsecured senior notes due January 15, 2025.
•On September 27, 2024, BPLP entered into the 2024 Unsecured Term Loan that provides for a $100.0 million unsecured term loan facility with the Lender under the SMBP Loan. The 2024 Unsecured Term Loan bears interest at a variable rate, matures on September 26, 2025 and has three, one-year extension options, subject to customary conditions. The interest rate is subject to an existing interest rate swap to fix Daily Simple SOFR at a fixed interest rate of approximately 2.688% per annum for a period that ends on April 1, 2025 (See Notes 6 and 7 to the Consolidated Financial Statements). Upon entry into the credit agreement, BPLP exercised its option to draw $100.0 million under the 2024 Unsecured Term Loan. The proceeds were used to repay the portion of the SMBP Loan held by the Lender. After the repayment, the SMBP Loan had a remaining principal balance of $200.0 million.
•On October 8, 2024, we modified the SMBP Loan. The SMBP Loan had an outstanding principal balance of $200.0 million, bore interest at a variable rate equal to Daily Simple SOFR + 1.38% per annum and was scheduled to mature on July 19, 2025. The modified loan is scheduled to mature on October 8, 2028 and continues to bear interest at a variable rate equal to Daily Simple SOFR + 1.38% per annum until July 19, 2025. Beginning July 19, 2025, the mortgage loan will bear interest at Daily Simple SOFR + 1.60% per annum through the maturity date. The entire principal is subject to interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of approximately 2.675% per annum through April 1, 2025 (See Note 7 to the Consolidated Financial Statements).
As of September 30, 2024, our share of unconsolidated joint venture debt maturing through November 2025 was approximately $588.7 million. The foregoing debt matures at different times through November 2025 and, to the extent not refinanced, we expect to fund the repayment of this debt using available cash balances, proceeds from asset sales, draws on BPLP’s 2021 Credit Facility, proceeds from BPLP’s unsecured commercial paper program, secured debt or unsecured debt, or both. We expect our interest expense will be flat or slightly less in 2025 compared to 2024 primarily due to expiring below market debt related to acquisitions in late 2023 and early 2024, lower average outstanding debt balances and the impact of anticipated lower short-term rates.
As of October 31, 2024, we had available cash of approximately $1.2 billion (of which approximately $121.2 million was attributable to our consolidated joint venture partners). Our liquidity and capital resources depend on a wide range of factors, and we believe that our access to capital and our strong liquidity, including the approximately $2.0 billion available under BPLP’s 2021 Credit Facility, of which $500.0 million is being used to backstop the unsecured commercial paper program, and our available cash, as of October 31, 2024, are sufficient to fund our remaining capital needs on existing development and redevelopment projects, fund acquisitions, repay our maturing indebtedness when due (if not refinanced or extended), satisfy our REIT distribution requirements and still allow us to act opportunistically on attractive investment opportunities. We are currently in active negotiations for the disposition of three land positions which, if successful, would generate approximately $70.0 million of proceeds in

2025. However, there can be no assurance that we will complete any of these transactions on the terms currently contemplated or at all.
We may seek to enhance our liquidity to fund our current and future development activity, pursue additional attractive investment opportunities and refinance or repay indebtedness. Depending on then-current interest rates, the overall conditions in the public and private debt and equity markets, and our existing and expected leverage at the time, we may decide to access one or more of these capital sources. Doing so may result in greater cash and cash equivalents pending our use of the proceeds, and depending on the sources of liquidity, higher interest expense or share count.
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
Cash and cash equivalents and cash held in escrows aggregated approximately $1.5 billion and $0.9 billion at September 30, 2024 and 2023, respectively, representing an increase of approximately $0.5 billion. The following table sets forth changes in cash flows:

	Nine months ended September 30,
	2024	2023	Change
	(in thousands)
Net cash provided by operating activities	$850,755	$914,372	$(63,617)
Net cash used in investing activities	(850,787)	(875,578)	24,791
Net cash (used in) provided by financing activities	(141,051)	154,782	(295,833)
Our principal source of cash flow is related to the operation of our properties. The weighted-average term of our in-place leases, including leases signed by our unconsolidated joint ventures, excluding residential units, was approximately 7.6 years as of September 30, 2024, with occupancy rates historically in the range of 87% to 92%.

Generally, our properties generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund regular quarterly dividend and distribution payment requirements. In addition, over the past several years, we have raised capital through the sale of some of our properties and through secured and unsecured borrowings.
Cash is used in investing activities to fund acquisitions, development, net investments in unconsolidated joint ventures and maintenance and repositioning capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings to enhance or maintain our market position. Cash used in investing activities for the nine months ended September 30, 2024 and September 30, 2023 is detailed below:

	Nine months ended September 30,
	2024	2023
	(in thousands)
Construction in progress (1)	$(469,948)	$(361,625)
Building and other capital improvements	(118,411)	(117,393)
Tenant improvements	(178,835)	(244,841)
Proceeds from sales of real estate	517	517
Acquisition of real estate (net of cash received upon consolidation) (2)	6,086	—
Capital contributions to unconsolidated joint ventures (3)	(87,498)	(148,875)
Capital distributions from unconsolidated joint ventures (4)	—	7,350
Investment in non-real estate investments	(1,500)	(1,990)
Issuance of note receivables (including related party) (5)	(2,223)	(10,500)
Investments in securities, net	1,025	1,779
Net cash used in investing activities	$(850,787)	$(875,578)
Cash used in investing activities changed primarily due to the following:
(1)Construction in progress for the nine months ended September 30, 2024 included ongoing expenditures associated with 760 Boylston Street and 180 CityPoint, which were fully placed in-service during the nine months ended September 30, 2024, and 103 CityPoint that was partially placed in-service during 2023 (See Note 14 to the Consolidated Financial Statements). In addition, we incurred costs associated with our continued development/redevelopment of Reston Next Office Phase II that was partially placed in-service, 290 Binney Street, 300 Binney Street and 121 Broadway.
Construction in progress for the nine months ended September 30, 2023 included ongoing expenditures associated with 2100 Pennsylvania Avenue, 140 Kendrick Street Building A and the View Boston observatory at The Prudential Center, which were fully placed in-service during the nine months ended September 30, 2023 and 180 CityPoint that was partially placed in-service during the nine months ended September 30, 2023. In addition, we incurred costs associated with our continued development/redevelopment of 103 CityPoint, Reston Next Office Phase II, 760 Boylston Street, 105 Carnegie Center, 290 Binney Street and 300 Binney Street.
(2)On January 8, 2024, we completed the acquisition of our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue, located in Washington, DC, for a gross purchase price of $10.0 million and we acquired net working capital, including cash and cash equivalents of approximately $16.1 million.
(3)Capital contributions to unconsolidated joint ventures for the nine months ended September 30, 2024 consisted primarily of cash contributions of approximately $27.5 million, $25.2 million, $11.8 million and $11.5 million to our 360 Park Avenue South, Gateway Commons, Platform 16 and Dock 72 joint ventures, respectively.
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

(4)Capital distributions from unconsolidated joint ventures for the nine months ended September 30, 2023 consisted primarily of a cash distribution totaling approximately $7.4 million from our 360 Park Avenue South joint venture.
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
Cash used in financing activities for the nine months ended September 30, 2024 totaled approximately $141.1 million. This amount consisted primarily of the repayment of BPLP’s $700 million in aggregate principal amount of its 3.800% unsecured senior notes due February 1, 2024 and payment of our regular dividends and distributions to our shareholders and unitholders and distributions to noncontrolling interests in property partnerships, partially offset by the issuance of BPLP’s $850 million in aggregate principal amount of its 5.750% unsecured senior notes due 2035 and contributions from noncontrolling interests in property partnerships including approximately $97.2 million from the sale of a 45% interest in 290 Binney Street in Cambridge, Massachusetts. Future debt payments are discussed below under the heading “Debt Financing.”
Capitalization
The following table presents Consolidated Market Capitalization and BXP’s Share of Market Capitalization, as well as the corresponding ratios of Consolidated Debt to Consolidated Market Capitalization and BXP’s Share of Debt to BXP’s Share of Market Capitalization (in thousands, except for percentages):

	September 30, 2024
	Shares / Units Outstanding	Common Stock Equivalent	Equivalent Value (1)
Common Stock	157,980	157,980	$12,711,071
Common Operating Partnership Units	18,263	18,263	1,469,441	(2)
Total Equity		176,243	$14,180,512

Consolidated Debt			$16,215,246
Add:
BXP’s share of unconsolidated joint venture debt (3)			1,382,412
Subtract:
Partners’ share of Consolidated Debt (4)			1,361,869
BXP’s Share of Debt			$16,235,789

Consolidated Market Capitalization			$30,395,758
BXP’s Share of Market Capitalization			$30,416,301
Consolidated Debt/Consolidated Market Capitalization			53.35%
BXP’s Share of Debt/BXP’s Share of Market Capitalization			53.38%
_______________
(1)Values are based on the closing price per share of BXP’s common stock on the New York Stock Exchange on September 30, 2024 of $80.46.
(2)Includes long-term incentive plan units (including 2012 OPP Units and 2013 - 2021 MYLTIP Units) but excludes the 2022 - 2024 MYLTIP Units because the three-year performance periods had not ended as of September 30, 2024.
(3)See page 95 for additional information.
(4)See page 94 for additional information.

Consolidated Debt to Consolidated Market Capitalization Ratio is a measure of leverage commonly used by analysts in the REIT sector. We present this measure as a percentage and it is calculated by dividing (A) our consolidated debt by (B) our consolidated market capitalization, which is the market value of our outstanding equity securities plus our consolidated debt. Consolidated market capitalization is the sum of:
(1)     our consolidated debt; plus
(2)     the product of (x) the closing price per share of BXP common stock on September 30, 2024, as reported by the New York Stock Exchange, multiplied by (y) the sum of:
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
The calculation of consolidated market capitalization does not include LTIP Units issued in the form of MYLTIP Awards unless and until certain performance thresholds are achieved and they are earned. Because their three-year performance periods have not yet ended, 2022 - 2024 MYLTIP Units are not included in this calculation as of September 30, 2024.
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
Debt Financing
As of September 30, 2024, we had approximately $16.2 billion of outstanding consolidated indebtedness, representing approximately 53.35% of our Consolidated Market Capitalization as calculated above consisting of approximately (1) $10.6 billion (net of discount and deferred financing fees) in publicly traded unsecured senior notes having a GAAP weighted-average interest rate of 4.07% per annum and maturities in 2025 through 2035, (2) $4.3 billion (net of deferred financing fees and fair value interest adjustments) of property-specific mortgage debt having a GAAP weighted-average interest rate of 4.16% per annum and a weighted-average term of 3.7 years, (3) $0.8 billion (net of deferred financing fees and fair value interest adjustments) of unsecured term loans having a GAAP weighted-average interest rate of 6.45% per annum with maturities in 2025, and (4) $0.5 billion of unsecured commercial paper borrowings having a weighted-average interest rate of 5.22% per annum and a weighted-average maturity of 34 days, from the issuance date.
The table below summarizes the aggregate carrying value of our outstanding indebtedness, as well as Consolidated Debt Financing Statistics at September 30, 2024 and September 30, 2023.

	September 30,
	2024	2023
	(dollars in thousands)
Debt Summary:
Balance
Mortgage notes payable, net	$4,275,155	$3,275,974
Unsecured senior notes, net	10,642,033	10,488,568
Unsecured line of credit	—	—
Unsecured term loans, net	798,058	1,197,173
Unsecured commercial paper	500,000	—
Consolidated Debt	16,215,246	14,961,715
Add:
BXP’s share of unconsolidated joint venture debt, net (1)	1,382,412	1,518,195
Subtract:
Partners’ share of consolidated mortgage notes payable, net (2)	1,361,869	1,359,877
BXP’s Share of Debt	$16,235,789	$15,120,033

	September 30,
	2024	2023
Consolidated Debt Financing Statistics:
Percent of total debt:
Fixed rate (3)	92.60%	100.00%
Variable rate	7.40%	—%
Total	100.00%	100.00%
GAAP Weighted-average interest rate at end of period:
Fixed rate (3)	4.11%	3.97%
Variable rate	6.04%	—%
Total	4.25%	3.97%
Coupon/Stated Weighted-average interest rate at end of period:
Fixed rate (3)	3.89%	3.84%
Variable rate	5.91%	—%
Total	4.04%	3.84%
Weighted-average maturity at end of period (in years):
Fixed rate (3)	4.8	4.9
Variable rate	0.4	—
Total	4.4	4.9
_______________
(1)See page 95 for additional information.
(2)See page 94 for additional information.
(3)At September 30, 2024, BPLP’s $100.0 million 2024 Unsecured Term Loan and two of our mortgage loans aggregating approximately $800.0 million bore interest at variable rates. We entered into interest rate swap contracts that effectively fixed the variability of these loans for all or a portion of the applicable debt term and as such, they are reflected in our Fixed rate statistics. At September 30, 2023, BPLP’s 2023 Unsecured Term Loan bore interest at a variable rate which was subject to interest rate swaps that effectively fixed the interest rate for a portion of the applicable debt term, and as such, the 2023 Unsecured Term Loan is reflected in our Fixed rate statistics.

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
At BPLP’s option, loans under the 2021 Credit Facility will bear interest at a rate per annum equal to (1) (a) in the case of loans denominated in Dollars, Term SOFR and SOFR, (b) in the case of loans denominated in Euro, EURIBOR, (c) in the case of loans denominated in Canadian Dollars, Term CORRA, and (d) in the case of loans denominated in Sterling, SONIA, in each case, plus a margin ranging from 70.0 to 140.0 basis points based on BPLP’s credit rating or (2) an alternate base rate equal to the greatest of (a) the Federal Funds rate plus 0.5%, (b) the administrative agent’s prime rate, (c) Term SOFR plus 1.00%, and (d) 1.00%, in each case, plus a margin ranging from 0 to 40 basis points based on BPLP’s credit rating. In addition, there is a SOFR credit spread adjustment of 0.10%.
Based on BPLP’s September 30, 2024 credit rating, (1) the applicable Daily SOFR, Term SOFR, alternative currency daily rate, and alternative currency term rate margins are 0.850%, (2) the alternate base rate margin is zero basis points and (3) the facility fee is 0.20% per annum.
The 2021 Credit Facility is used as a backstop for BPLP’s $500.0 million unsecured commercial paper program (See “Unsecured Commercial Paper” below). As such, BPLP intends to maintain, at a minimum, availability under the 2021 Credit Facility in an amount equal to the amount of unsecured commercial paper notes outstanding.
At September 30, 2024 and October 31, 2024, BPLP had no borrowings under its 2021 Credit Facility, outstanding letters of credit totaling approximately $6.1 million, and $500.0 million is being used as a backstop for the commercial paper program. Therefore, at September 30, 2024 and October 31, 2024, BPLP has the ability to borrow approximately $1.5 billion.
Unsecured Term Loans
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
On September 27, 2024, BPLP entered into the 2024 Unsecured Term Loan with the Lender under the SMBP Loan. Upon entry into the credit agreement, BPLP exercised its option to draw $100.0 million under the 2024 Unsecured Term Loan. The proceeds were used to repay the portion of the SMBP Loan held by the Lender. After the repayment, the SMBP Loan had a remaining principal balance of $200.0 million (See Note 14 to the Consolidated Financial Statements). The 2024 Unsecured Term Loan matures on September 26, 2025 with three, one-year extension options, subject to customary conditions.
At BPLP’s option, loans under the 2024 Unsecured Term Loan will bear interest at a rate per annum equal to (1) a base rate equal to the highest of (a) zero, (b) Prime Rate, (c) the Federal Funds effective rate plus 0.50%, and (d) Term SOFR for a one-month period plus 1.10%, in each case, plus a margin ranging from 0 to 60 basis points based on BPLP’s credit rating; or (2) a rate equal to adjusted Term SOFR or Daily Simple SOFR with a one-month period plus a margin ranging from 75 to 160 basis points based on BPLP’s credit rating.
Based on BPLP’s September 30, 2024 credit rating, (1) the 2023 Unsecured Term Loan bears interest at a rate equal to Term SOFR plus 1.05% per annum and (2) the 2024 Unsecured Term Loan bears interest at a rate equal to Daily Simple SOFR plus1.05% per annum. The 2024 Unsecured Term Loan is subject to an existing interest rate swap to fix Daily Simple SOFR at a fixed rate of approximately 2.688% per annum for a period that ends on April 1, 2025 (See Note 7 to the Consolidated Financial Statements). At September 30, 2024 and October 31, 2024, BPLP had $700.0 million and $100.0 million of principal outstanding under the 2023 Unsecured Term Loan and 2024 Unsecured Term Loan, respectively.
Unsecured Senior Notes
For a description of BPLP’s outstanding unsecured senior notes as of September 30, 2024, See Note 6 to the Consolidated Financial Statements.
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
On August 26, 2024, BPLP completed a public offering of $850.0 million in aggregate principal amount of its 5.750% unsecured senior notes due 2035. The notes were priced at 99.961% of the principal amount to yield an effective rate (including financing fees) of approximately 5.842% per annum to maturity. The notes will mature on January 15, 2035, unless earlier redeemed. The aggregate net proceeds from the offering were approximately $841.9 million after deducting underwriting discounts and transaction expenses.
Unsecured Commercial Paper
On April 17, 2024, BPLP established an unsecured commercial paper program. Under the terms of the program, BPLP may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate amount outstanding at any one time of $500.0 million with varying maturities of up to one year. Amounts available under the unsecured commercial paper program may be borrowed, repaid, and re-borrowed from time to time. The notes are sold in private placements and rank pari passu with all of BPLP’s other unsecured senior indebtedness, including its outstanding senior notes. The unsecured commercial paper program is backstopped by available capacity under the 2021 Credit Facility. At September 30, 2024, BPLP had an aggregate of $500.0 million of unsecured commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 5.22% per annum and had a weighted-average maturity of 34 days, from the issuance date. At October 31, 2024, BPLP had an aggregate of $500.0 million of commercial paper notes outstanding that bore interest at a weighted-average rate of approximately 5.03% per annum and had a weighted-average maturity of 29 days, from the issuance date. Proceeds from the unsecured commercial paper program were used to reduce BPLP’s 2023 Unsecured Term Loan to $700.0 million.
Mortgage Notes Payable
On January 8, 2024, we acquired our joint venture partner’s 50% economic ownership interest in the joint venture that owns 901 New York Avenue located in Washington, DC (See Note 3 to the Consolidated Financial Statements). The property is subject to existing mortgage indebtedness. At acquisition, the mortgage loan had an outstanding principal balance of approximately $207.1 million, bore interest at 3.61% per annum and was scheduled to mature on January 5, 2025. The mortgage loan was recorded at a fair value of approximately $198.7 million. On January 11, 2024, we modified the mortgage loan to provide for two extension options totaling five years of additional term, each subject to certain conditions. The first loan extension option provides for an additional term of four years at a fixed interest rate of 5.0% per annum.

The following represents the outstanding mortgage notes payable, net at September 30, 2024:

Properties	Stated Interest Rate	GAAP Interest Rate (1)	Stated Principal Amount	Fair Value Adjustment and Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Partners’ Share)		Maturity Date
	(dollars in thousands)
Wholly-owned
901 New York Avenue	3.61%	7.69%	$203,632	$(2,330)	$201,302	N/A	(2)	January 5, 2025
Santa Monica Business Park	4.06%	6.53%	200,000	(1,497)	198,503	N/A	(3)(4)	July 19, 2025
90 Broadway, 325 Main Street, 355 Main Street, and Cambridge East Garage (also known as Kendall Center Green Garage)	6.04%	6.27%	600,000	(5,467)	594,533	N/A	(3)(5)	October 26, 2028
Subtotal			1,003,632	(9,294)	994,338	N/A
Consolidated Joint Ventures
767 Fifth Avenue (the General Motors Building)	3.43%	3.64%	2,300,000	(9,375)	2,290,625	$916,283	(3)(6)(7)	June 9, 2027
601 Lexington Avenue	2.79%	2.93%	1,000,000	(9,808)	990,192	445,586	(3)(8)	January 9, 2032
Subtotal			3,300,000	(19,183)	3,280,817	1,361,869
Total			$4,303,632	$(28,477)	$4,275,155	$1,361,869
_______________
(1)The GAAP interest rate differs from the stated interest rate due to the inclusion of the amortization of financing charges, the effects of hedging transactions (if any) and adjustments required under Accounting Standards Codification 805 “Business Combinations” to reflect loans and swaps at their fair values (if any).
(2)Carrying amount includes an approximately $2.2 million fair value interest adjustment. The loan includes two extension options, subject to certain conditions. The first loan extension option provides for an additional term of four years at a fixed interest rate of 5.0% per annum.
(3)The mortgage loan requires interest only payments with a balloon payment due at maturity.
(4)The mortgage loan bears interest at a variable rate of Daily Simple SOFR plus 1.38% per annum (See Notes 6 and 14 to the Consolidated Financial Statements). The borrower under the loan entered into interest rate swap contracts to fix Daily Simple SOFR at a weighted-average fixed interest rate of 2.675% for the period commencing on February 1, 2023 and ending on April 1, 2025. Stated interest rate reflects the weighted average fixed interest rate based on the interest rate swap contracts plus 1.38% per annum. Carrying amount includes an approximately $1.5 million fair value interest adjustment and excludes the adjustment required to reflect the interest rate swap at fair value upon acquisition of approximately $1.9 million.
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
(7)In connection with the refinancing of the loan, we guaranteed the consolidated entity’s obligation to fund various reserves for tenant improvement costs and allowances, leasing commissions and free rent obligations in lieu of cash deposits. As of September 30, 2024, the maximum funding obligation under the guarantee was approximately $6.4 million. We earn a fee from the joint venture for providing the guarantee and have an agreement with our partners to reimburse the joint venture for their share of any payments made under the guarantee (See Note 8 to the Consolidated Financial Statements).
(8)This property is owned by a consolidated entity in which we have a 55% interest.
Derivative Instruments and Hedging Activities
As of September 30, 2024, we had $900.0 million of interest rate swaps outstanding, where hedge accounting was elected, with a fair value of approximately $(10.2) million. For a description of these interest rate swaps, see Note 7 to the Consolidated Financial Statements.

Investment in Unconsolidated Joint Ventures - Secured Debt
We have investments in unconsolidated joint ventures with our effective ownership interests ranging from 20% to approximately 71%. Fourteen of these ventures have mortgage indebtedness. We exercise significant influence over, but do not control, these entities. As a result, we account for them using the equity method of accounting. See also Note 5 to the Consolidated Financial Statements. At September 30, 2024, the aggregate carrying amount of debt, including both our and our partners’ share, incurred by these ventures was approximately $3.2 billion (of which our proportionate share is approximately $1.4 billion). The table below summarizes the outstanding debt of these joint venture properties at September 30, 2024. In addition to other guarantees specifically noted in the table, we have agreed to customary environmental indemnifications and nonrecourse carve-outs (e.g., guarantees against fraud, misrepresentation and bankruptcy) as well as the completion of development projects on certain of the loans.

Properties	Nominal % Ownership	Stated Interest Rate	GAAP Interest Rate (1)	Term of Variable Rate + Spread	Stated Principal Amount	Deferred Financing Costs, Net	Carrying Amount	Carrying Amount (Our share)		Maturity Date
	(dollars in thousands)
360 Park Avenue South	71.11%	7.70%	8.16%	Adjusted Term SOFR + 2.40%	$220,000	$(205)	$219,795	156,297	(2)(3)(4)	December 14, 2024
Market Square North	50.00%	7.52%	7.70%	SOFR + 2.41%	125,000	(254)	124,746	62,373	(2)(3)(5)	November 10, 2025
1265 Main Street	50.00%	3.77%	3.84%	N/A	33,943	(202)	33,741	16,871		January 1, 2032
Colorado Center	50.00%	3.56%	3.59%	N/A	550,000	(510)	549,490	274,745	(2)	August 9, 2027
Dock 72	50.00%	7.75%	8.02%	SOFR +2.50%	198,383	(563)	197,820	98,910	(2)(6)	December 18, 2025
The Hub on Causeway - Podium	50.00%	7.35%	7.75%	Daily Simple SOFR + 2.50%	154,329	(578)	153,751	76,875	(2)(3)(7)	September 8, 2025
Hub50House	50.00%	4.43%	4.51%	SOFR + 1.35%	185,000	(1,052)	183,948	91,974	(2)(8)	June 17, 2032
100 Causeway Street	50.00%	6.68%	6.85%	Term SOFR + 1.48%	333,579	(542)	333,037	166,519	(2)	September 5, 2025
7750 Wisconsin Avenue (Marriott International Headquarters)	50.00%	6.46%	6.61%	SOFR + 1.35%	251,541	(216)	251,325	125,663	(2)	April 26, 2025
Safeco Plaza	33.67%	4.82%	6.68%	SOFR + 2.32%	250,000	(652)	249,348	83,955	(2)(9)	September 1, 2026
500 North Capitol Street, NW	30.00%	6.83%	7.16%	N/A	105,000	(473)	104,527	31,252	(2)(10)	June 5, 2026
200 Fifth Avenue	26.69%	4.34%	5.60%	Term SOFR + 1.41%	600,000	(6,929)	593,071	152,188	(2)(11)	November 24, 2028
3 Hudson Boulevard	25.00%	11.24%	11.24%	Term SOFR + 3.61%	80,000	—	80,000	20,000	(2)(12)	August 7, 2024
Skymark - Reston Next Residential	20.00%	7.19%	7.51%	SOFR + 2.00%	124,672	(724)	123,948	24,790	(2)(3)(13)	May 13, 2026
Total					$3,211,447	$(12,900)	$3,198,547	$1,382,412
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
(9)The loan bears interest at a variable rate equal to the greater of (x) 2.35% or (y) SOFR plus 2.32% per annum. The joint venture entered into an interest rate cap agreement with a financial institution to limit its exposure to increases in the SOFR rate at a cap of 2.50% per annum on a notional amount of $250.0 million through September 1, 2025.
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
(12)The Company provided $80.0 million of mortgage financing to the joint venture. The loan is reflected as Related Party Note Receivables, Net on our Consolidated Balance Sheets. As of September 30, 2024, the loan was in a maturity default and had an outstanding balance, including accrued and unpaid interest and default interest, of approximately $116.0 million.
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
Funds from Operations
Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“Nareit”), we calculate Funds from Operations, or “FFO,” for each of BXP and BPLP by adjusting net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership (computed in accordance with GAAP), respectively, for gains (or losses) from sales of properties, including a change in control, impairment losses on depreciable real estate consolidated on our balance sheet, impairment losses on our investments in unconsolidated joint ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated joint ventures and our share of real estate-related depreciation and amortization. FFO is a non-GAAP financial measure. We believe the presentation of FFO, combined with the presentation of required GAAP financial measures, improves the understanding of operating results of REITs among the investing public and helps make comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for understanding and comparing our operating results because, by excluding gains and losses related to sales or a change in control of previously depreciated operating real estate assets, impairment losses and real estate asset depreciation and amortization (which can differ across owners of similar assets in similar condition based on historical cost accounting and useful life estimates), FFO can help investors compare the operating performance of a company’s real estate across reporting periods and to the operating performance of other companies.
Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current Nareit definition or that interpret the current Nareit definition differently. We believe that in order to facilitate a clear understanding of our operating results, FFO should be examined in conjunction with net income (loss) attributable to BXP, Inc. and net income (loss) attributable to Boston Properties Limited Partnership as presented in our Consolidated Financial Statements. FFO should not be considered as a substitute for net income (loss) attributable to BXP, Inc. or net income (loss) attributable to Boston Properties Limited Partnership (determined in accordance with GAAP) or any other GAAP financial measures and should only be considered together with and as a supplement to our financial information prepared in accordance with GAAP.

BXP
The following table presents a reconciliation of net income (loss) attributable to BXP, Inc. to FFO attributable to BXP, Inc. for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
	(in thousands)
Net income (loss) attributable to BXP, Inc.	$83,628	$(111,826)
Add:
Noncontrolling interest—common units of the Operating Partnership	9,587	(12,626)
Noncontrolling interests in property partnerships	15,237	20,909
Net income (loss)	108,452	(103,543)
Add:
Depreciation and amortization	222,890	207,435
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,857)	(18,174)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,757	25,666
Corporate-related depreciation and amortization	(438)	(446)
Non-real estate depreciation and amortization	2,130	—
Impairment losses included within loss from unconsolidated joint ventures (1)	—	272,603
Less:
Gain on investment included within loss from unconsolidated joint ventures (2)	—	35,756
Gains on sales of real estate	517	517
Unrealized gain (loss) on non-real estate investment	94	(51)
Noncontrolling interests in property partnerships	15,237	20,909
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	319,086	326,410
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of funds from operations	32,228	33,588
Funds from Operations attributable to BXP, Inc.	$286,858	$292,822
Our percentage share of Funds from Operations—basic	89.90%	89.71%
Weighted average shares outstanding—basic	157,725	156,880
___________
(1)During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million.
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

The following tables presents a reconciliation of net income (loss) attributable to BXP, Inc. to Diluted FFO attributable to BXP, Inc. for income (numerator) and shares/units (denominator) for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
	(in thousands)
Net income (loss) attributable to BXP, Inc.	$83,628	$(111,826)
Add:
Noncontrolling interest—common units of the Operating Partnership	9,587	(12,626)
Noncontrolling interests in property partnerships	15,237	20,909
Net income (loss)	108,452	(103,543)
Add:
Depreciation and amortization	222,890	207,435
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,857)	(18,174)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,757	25,666
Corporate-related depreciation and amortization	(438)	(446)
Non-real estate depreciation and amortization	2,130	—
Impairment losses included within loss from unconsolidated joint ventures (1)	—	272,603
Less:
Gain on investment included within loss from unconsolidated joint ventures (2)	—	35,756
Gains on sales of real estate	517	517
Unrealized gain (loss) on non-real estate investment	94	(51)
Noncontrolling interests in property partnerships	15,237	20,909
Funds from Operations (FFO) attributable to the Operating Partnership common unitholders (including BXP, Inc.)	319,086	326,410
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted FFO	319,086	326,410
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted FFO	32,132	33,522
Diluted FFO attributable to BXP, Inc. (3)	$286,954	$292,888
___________
(1)During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million.
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
(3)BXP’s share of diluted Funds from Operations was 89.93% and 89.73% for the three months ended September 30, 2024 and 2023, respectively.

	Three months ended September 30,
	2024	2023
	shares/units (in thousands)
Basic Funds from Operations	175,446	174,882
Effect of Dilutive Securities:
Stock based compensation	488	389
Diluted Funds from Operations	175,934	175,271
Less:
Noncontrolling interest—common units of the Operating Partnership’s share of diluted Funds from Operations	17,721	18,002
Diluted Funds from Operations attributable to BXP, Inc. (1)	158,213	157,269
 _______________
(1)BXP’s share of diluted Funds from Operations was 89.93% and 89.73% for the three months ended September 30, 2024 and 2023, respectively.
BPLP
The following table presents a reconciliation of net income (loss) attributable to Boston Properties Limited Partnership to FFO attributable to Boston Properties Limited Partnership for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$94,919	$(122,696)
Add:
Noncontrolling interests in property partnerships	15,237	20,909
Net income (loss)	110,156	(101,787)
Add:
Depreciation and amortization	221,186	205,679
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,857)	(18,174)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,757	25,666
Corporate-related depreciation and amortization	(438)	(446)
Non-real estate depreciation and amortization	2,130	—
Impairment losses included within loss from unconsolidated joint ventures (1)	—	272,603
Less:
Gain on investment included within loss from unconsolidated joint ventures (2)	—	35,756
Gains on sales of real estate	517	517
Unrealized gain (loss) on non-real estate investment	94	(51)
Noncontrolling interests in property partnerships	15,237	20,909
Funds from Operations attributable to Boston Properties Limited Partnership (3)	$319,086	$326,410
Weighted average shares outstanding—basic	175,446	174,882
 _______________
(1)During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million.
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

(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2021 MYLTIP Units).
The following tables presents a reconciliation of net income (loss) attributable to Boston Properties Limited Partnership to Diluted FFO attributable to Boston Properties Limited Partnership for income (numerator) and shares/units (denominator) for the three months ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	2023
	(in thousands)
Net income (loss) attributable to Boston Properties Limited Partnership	$94,919	$(122,696)
Add:
Noncontrolling interests in property partnerships	15,237	20,909
Net income (loss)	110,156	(101,787)
Add:
Depreciation and amortization	221,186	205,679
Noncontrolling interests in property partnerships’ share of depreciation and amortization	(18,857)	(18,174)
BXP’s share of depreciation and amortization from unconsolidated joint ventures	20,757	25,666
Corporate-related depreciation and amortization	(438)	(446)
Non-real estate depreciation and amortization	2,130	—
Impairment losses included within loss from unconsolidated joint ventures (1)	—	272,603
Less:
Gain on investment included within loss from unconsolidated joint ventures (2)	—	35,756
Gains on sales of real estate	517	517
Unrealized gain (loss) on non-real estate investment	94	(51)
Noncontrolling interests in property partnerships	15,237	20,909
Funds from Operations attributable to Boston Properties Limited Partnership (3)	319,086	326,410
Effect of Dilutive Securities:
Stock based compensation	—	—
Diluted Funds from Operations attributable to Boston Properties Limited Partnership	$319,086	$326,410
_______________
(1)During the three months ended September 30, 2023, we recognized an other-than-temporary impairment loss on our investments in Platform 16, 360 Park Avenue South, 200 Fifth Avenue and Safeco Plaza aggregating approximately $272.6 million.
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
(3)Our calculation includes OP Units and vested LTIP Units (including vested 2012 OPP Units and vested 2013 - 2021 MYLTIP Units).

	Three months ended September 30,
	2024	2023
	shares/units (in thousands)
Basic Funds from Operations	175,446	174,882
Effect of Dilutive Securities:
Stock based compensation	488	389
Diluted Funds from Operations	175,934	175,271

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
During the three months ended September 30, 2024, we paid approximately $80.2 million to fund tenant-related obligations, including tenant improvements and leasing commissions.
In addition, during the three months ended September 30, 2024, we and our unconsolidated joint venture partners incurred approximately $120.8 million of new tenant-related obligations associated with approximately 1.1 million square feet of second generation leases, or approximately $111 per square foot. We signed approximately 15,400 square feet of first generation leases. The tenant-related obligations for the development properties are included within the projects’ “Estimated Total Investment” referred to in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In aggregate during the third quarter of 2024, we signed leases for approximately 1.1 million square feet of space and incurred aggregate tenant-related obligations of approximately $121.9 million, or approximately $110 per square foot.

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to certain market risks, one of the most predominant of which is a change in interest rates. Unless we have entered into interest rate swaps or other derivatives to fix the interest rate, increases in interest rates can result in increased interest expense under our 2021 Credit Facility, unsecured term loans, unsecured commercial paper, certain mortgage loans and other debt that bears interest at variable rates. Increases in interest rates can also result in increased interest expense when our fixed rate debt matures and needs to be refinanced.
As of September 30, 2024, approximately $14.1 billion of our indebtedness bore interest at fixed rates and therefore the fair value of these instruments is not affected by changes in the market interest rates. The remaining approximately $2.1 billion of outstanding indebtedness bore interest at variable rates, including approximately $800.0 million of unsecured term loans, $500.0 million of unsecured commercial paper borrowings and approximately $800.0 million of secured debt. However, we entered into interest rate swaps with notional amounts aggregating $800.0 million for our secured debt and $100.0 million for BPLP’s 2024 Unsecured Term Loan, thus fixing the interest rates for all, or a portion of the applicable debt term (See Note 7 to the Consolidated Financial Statements for information pertaining to interest rate swap contracts in place as of September 30, 2024 and their respective fair values). Therefore, as of September 30, 2024, we have $1.2 billion of variable rate debt outstanding.
The following table presents our aggregate debt obligations carrying value, estimated fair value and where applicable, the corresponding weighted-average GAAP interest rates sorted by maturity date as of September 30, 2024.
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

	2024	2025	2026	2027	2028	2029+	Total	Estimated Fair Value
	(dollars in thousands) Mortgage debt, net
Fixed Rate	$(2,013)	$197,333	$(4,865)	$2,297,114	$(1,372)	$995,922	$3,482,119	$3,110,778
GAAP Average Interest Rate	—%	7.69%	—%	3.64%	—%	2.93%	3.67%
Variable Rate	(809)	197,632	(1,344)	(1,344)	598,901	—	793,036	796,910
Subtotal	$(2,822)	$394,965	$(6,209)	$2,295,770	$597,529	$995,922	$4,275,155	$3,907,688
	Unsecured debt, net
Fixed Rate	$(3,057)	$838,975	$1,990,365	$741,734	$992,961	$6,081,055	$10,642,033	$10,191,058
GAAP Average Interest Rate	—%	3.35%	3.63%	6.92%	4.63%	3.87%	4.07%
Variable Rate	499,333	798,725	—	—	—	—	1,298,058	1,300,303
Subtotal	$496,276	$1,637,700	$1,990,365	$741,734	$992,961	$6,081,055	$11,940,091	$11,491,361
Total Debt	$493,454	$2,032,665	$1,984,156	$3,037,504	$1,590,490	$7,076,977	$16,215,246	$15,399,049
At September 30, 2024, the weighted-average stated interest rates on the fixed rate debt stated above was 3.80% per annum. At September 30, 2024, our outstanding variable rate debt totaled $2.1 billion, of which $900.0 million was subject to interest rate swaps. At September 30, 2024, the weighted-average stated interest rate on our variable rate debt, including the effect of the interest rate swaps, was 4.38% per annum. If market interest rates on our variable rate debt had been 100 basis points greater, total interest expense would have increased approximately $5.3 million and $15.8 million for the three and nine months ended September 30, 2024.
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
(b) Changes in Internal Control Over Financial Reporting. No change in BXP, Inc.’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, BXP, Inc.’s internal control over financial reporting.
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
(b) Changes in Internal Control Over Financial Reporting. No change in its internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of our fiscal year ending December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—Legal Proceedings.
We are subject to legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. Management believes that the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.
ITEM 1A—Risk Factors.
Except to the extent updated below or to the extent factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.
The use of technology based on artificial intelligence and machine learning presents risks and challenges that may adversely affect our business and results of operations.
We use artificial intelligence and machine learning technology (collectively, “AI”) capabilities with the goal to enhance efficiencies in conducting our business. Our deployment and application of AI remains ongoing. While these AI tools hold promise in optimizing our work processes and driving efficiencies, they also present risks, challenges and unintended consequences that could adversely affect our business and results of operations or those of our clients. These include, but are not limited to:
•the release, leak or disclosure of proprietary, confidential, sensitive or otherwise valuable information as a result of or in connection with our use of AI tools,
•the incorporation of AI by our clients, vendors, contractors and other third-parties into their products or services, with or without our knowledge, in a manner that could give rise to issues pertaining to data privacy, information security and intellectual property considerations, and
•the evolving legal regulations relating to AI, which may require significant resources to modify and maintain business practices to comply with applicable law or otherwise result in legal or regulatory action or create additional liabilities, the nature of which cannot be determined at this time.
While we aim to use AI responsibly and securely and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. There can be no assurance that we will properly implement AI, and the failure to do so could have a material adverse effect on our results of operations or financial condition.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds
BXP, Inc.
(a)None.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased under the Plans or Programs
July 1, 2024 – July 31, 2024	—		$—	N/A	N/A
August 1, 2024 – August 31, 2024	773	(1)	$69.99	N/A	N/A
September 1, 2024 – September 30, 2024	1,064	(1)	$74.56	N/A	N/A
Total	1,837		$72.64	N/A	N/A
___________
(1)Represents shares of common stock of BXP surrendered by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
Boston Properties Limited Partnership
(a)Each time BXP issues shares of common stock (other than in exchange for common units when such common units are presented for redemption), it contributes the proceeds of such issuance to BPLP in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2024, in connection with issuances of common stock by BXP pursuant to purchases under the Boston Properties, Inc. 1999 Employee Stock Purchase Plan, BPLP issued an aggregate of 8,919 common units to BXP in exchange for approximately $0.47 million, the aggregate proceeds of such common stock issuances to BXP. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b)Not Applicable.
(c)Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	—		$—	N/A	N/A
August 1, 2024 – August 31, 2024	773	(1)	$69.99	N/A	N/A
September 1, 2024 – September 30, 2024	1,064	(1)	$74.56	N/A	N/A
Total	1,837		$72.64	N/A	N/A
___________
(1)Represents common units previously held by BXP that were redeemed in connection with the surrender of shares of restricted common stock of BXP by employees to BXP to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
ITEM 3—Defaults Upon Senior Securities.
None.

ITEM 4—Mine Safety Disclosures.
None.
ITEM 5—Other Information.
(a)None.
(b)None.
(c)During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6—Exhibits.
(a)Exhibits

3.1	—	Amended and Restated By-laws of BXP, Inc. (Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on July 25, 2024.)

4.1	—
Supplemental Indenture No. 26, dated as of August 26, 2024, between Boston Properties Limited Partnership and The Bank of New York Mellon Trust Company, N.A., as Trustee; including a form of the 5.750% Senior Note due 2035. (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of BXP, Inc. and Boston Properties Limited Partnership filed on August 26, 2024.)

10.1	—	Second Amendment to Ninth Amended and Restated Credit Agreement, dated as of June 27, 2024, among Boston Properties Limited Partnership and the lenders identified therein. (Filed herewith.)

10.2	—	Third Amendment to Ninth Amended and Restated Credit Agreement, dated as of August 2, 2024, among Boston Properties Limited Partnership and the lenders identified therein. (Filed herewith.)

10.3	—	First Amendment to Credit Agreement, dated as of August 2, 2024, among Boston Properties Limited Partnership and the lenders identified therein. (Filed herewith.)

31.1	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for BXP, Inc. (Filed herewith.)

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for BXP, Inc. (Filed herewith.)

31.3	—	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

31.4	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Boston Properties Limited Partnership. (Filed herewith.)

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for BXP, Inc. (Furnished herewith.)

32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for BXP, Inc. (Furnished herewith.)

32.3	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

32.4	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 for Boston Properties Limited Partnership. (Furnished herewith.)

101.SCH	—	Inline XBRL Taxonomy Extension Schema Document. (Filed herewith.)

101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)

101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

104	—	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*). (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BXP, INC.

November 5, 2024	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON PROPERTIES LIMITED PARTNERSHIP
By: BXP, Inc., its General Partner

November 5, 2024	/s/ MICHAEL R. WALSH
Michael R. Walsh
Chief Accounting Officer (duly authorized officer and principal accounting officer)